Form 10QSB/A
period 1996-06-30
QUIGLEY CORP
filed 1996-10-22
CIK 868278

October 22, 1996





US Securities & Exchange Commission,
450 Fifth Street, N.W.
Washington, DC 20549




     RE:  THE QUIGLEY  CORPORATION  ("REGISTRANT")
          FORM 10-QSB - PERIOD ENDED JUNE30, 1996


Dear Sir:

     Herewith attached is Registrant's Form 10-Q, please kindly acknowledge receipt of the transmision received.


Sincerely,

/s/ Guy Quigley
---------------

Guy Quigley
President






cc: William Reilly Esq.
    Nathhan Blumenfrucht CPA

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   -----------

                                   FORM 10-QSB

                                   -----------


     [XX] QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended JUNE 30, 1996

                                       OR

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from _____ to _____

                        Commission File Number: 33-36934

                             THE QUIGLEY CORPORATION
             (Exact name of registrant as specified in its charter)


              Nevada                                   23-2577138
     (State or other jurisdiction                   of (IRS Employer
      incorporation or organization)                Identification No.)

              (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

                   Landmark Building, 10 South Clinton Street,
                              Doylestown, PA 18901
               (Address of principle executive offices) (Zip Code)

                                 (215) 345-0919
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                         if changed since last report)

     Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of June 30, 1996 is 4,188,765 shares, all of one class of $.001 par value common stock.

                                TABLE OF CONTENTS


                                                                      Page No
                                                                      -------

   PART I - FINANCIAL INFORMATION


        Item 1. Financial Statements .................................   3-11

        Item 2. Management's Discussion and Analysis of
                Financial Condition and Results of Operations ........  12-13


   PART II - OTHER INFORMATION

        Item 3. Legal Proceedings ......................................   14

        Item 2. Changes in Securities ..................................   14

        Item 3. Defaults Upon Senior Securities ........................   14

        Item 4. Submission of Matters to a Vote of Security Holders ....   14

        Item 5. Other Information ......................................   14

        Item 6. Exhibits and Reports on Form 8-K .......................   14

        Signatures .....................................................   15


                             THE QUIGLEY CORPORATION
                                 BALANCE SHEETS
                            As of the dates indicated


                                                           June 30  September 30
                                                             1996       1995
                                                        ----------  ----------
ASSETS
Current Assets
  Cash .................................................   $ 85,795   ($132,739)
  Accounts Receivable ..................................     91,521     135,983
  Notes Receivable .....................................     67,953
                                                                         64,659
  Inventory ............................................     60,250      82,437
  Due From Escrow -Note 1(a) ...........................      9,000       9,000
  Prepaid expense ......................................      3,709       4,468
                                                         ----------  ----------

TOTAL CURRENT ASSETS ...................................    318,228     429,286

FIXED AND OTHER ASSETS
  Fixed Assets (Net of Accumulated Depreciation) .......     40,964      36,884
  Intangible Asset - (net of accumulated Amortization) .          0           0
  Deposits .............................................      3,347       3,310
  Deferred taxes .......................................     29,471      29,471
                                                         ----------  ----------

TOTAL FIXED AND OTHER ASSETS ...........................     73,782      69,665

TOTAL ASSETS ...........................................   $392,010   $ 498,951
                                                         ==========  ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable .....................................   $  1,002   $   5,677
  Accrued expenses payable .............................     70,000      70,000
  Loan and note payable-Note 1(j)[i+ii] ................      4,013       4,453
                                                         ----------  ----------
TOTAL CURRENT LIABILITIES ..............................     75,015      80,130

NON CURRENT LIABILITIES
  Auto loan payable-non current portion ................     10,699      13,706
  Restricted stock sold under put option
  42,000 common stock -Note 6 (m) ......................     44,100      44,100

STOCKHOLDERS' EQUITY (DEFICIT) -
  Common Stock, $.001 par value; authorized
  25,000,000 issued and outstanding
  4,188,766 shares .....................................      3,361       3,361
  Additional paid-in capital ...........................  2,544,662   2,466,632
  Retained Deficit ..................................... (2,285,827) (2,108,978)
                                                         ----------  ----------


TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ...................    262,196     361,015
                                                         ----------  ----------


TOTAL LIABILITIES AND STOCKHOLDERS' .................... $  392,010  $  498,951
EQUITY (DEFICIT)                                         ==========  ==========


                             See accompanying notes




                             THE QUIGLEY CORPORATION
                            STATEMENTS OF OPERATIONS
                            For the periods indicated


                                           Nine months     Nine months    Three months    Three months
                                               ended           ended          ended           ended
                                         June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995

NET SALES .............................     $  323,726      $  405,106      $   69,496      $  247,036

COST OF GOODS SOLD ....................         71,827         147,311          20,953          81,993
                                            ----------      ----------      ----------      ----------


GROSS PROFIT ..........................        251,899         257,785          48,543         165,043

GENERAL AND  ADMINISTRATION EXPENSES ..        430,704         455,428         144,383         115,045
                                            ----------      ----------      ----------      ----------
SUBTOTAL ..............................       (178,805)       (197,633)        (95,840)         49,998
ADD: OTHER INCOME (Interest) ..........          1,956               0             678               0
PROVISION FOR CORPORATE INCOME TAX ....              0          (1,300)              0            (400)
                                            ----------      ----------      ----------      ----------
NET PROFIT (LOSS) .....................       (176,849)       (196,333)        (95,162)         50,398
                                            ==========      ==========      ==========      ==========


WEIGHTED AVERAGE NUMBER OF ............      4,188,766      31,725,604       4,188,766      31,725,604
COMMON SHARES OUTSTANDING

NET PROFIT (LOSS) PER SHARE
(LESS THAN ONE CENT PER SHARE) (NOTE 7)     $     (.00)     $     (.00)     $     (.00)     $     (.00)
                                            ==========      ==========      ==========      ==========



                             See accompanying notes


                             THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                          For the nine months
                                                                June 30
                                                            1996        1995
                                                        ----------  -----------

Net income (loss) ....................................   $(176,849)   $ (16,494)

   Adjustments to reconcile net loss to
   net cash used by operating activities
   Non-cash items included in loss:
   Amortization and Depreciation .....................           0        1,500

Change in assets and liabilities:
   Accounts receivable ...............................      44,462     (118,000)
   Inventory .........................................      22,187      (67,923)
   Escrow ............................................           0      (13,673)
   Note Receivable ...................................      (3,294)           0
   Current Asset .....................................         759            0
   Fixed and other Assets ............................           0            0
   Current liabilities ...............................      (3,007)           0
   Deferred taxes ....................................           0       (4,700)
   Deposits ..........................................         (37)           0
   Accounts payable and accrued expenses .............     (25,370)       5,115

Cash Used by Operations ..............................    (110,664)    (244,660)


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed and other assets ................      (4,080)           0

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Restricted Common Stock  [Reg. D - 504 ....      66,950      263,588
offering] ............................................           0      (11,240)
   Loans and Notes payable
   Paid stock options ................................         850            0

NET INCREASE (DECREASE) IN CASH ......................     (46,944)       7,688
                                                         ----------  ----------

CASH AT BEGINNING OF PERIOD ..........................     132,739        4,622
                                                        ----------  -----------

CASH AT END OF PERIOD ................................   $  85,795    $  12,310
                                                        ----------  -----------

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (a)  Organization and operations

          The Quigley Corporation (the "Company") was organized under the laws of the state of Nevada on August 24, 1989. The Company started business October 1, 1989. The Company has been engaged in the business of marketing health food products and a common cold therapy. The collective products are fully developed and are being offered to the general public through distributors, brokers, mail order and network marketing. For the fiscal year ended September 30, 1995, the Company had revenues of approximately $500,000.00 from the sale of these products. For the most recent fiscal period, the Company continues to concentrate its efforts in the promotion of its major product "Cold-Eeze ". This has resulted in reduced sales and marketing of its other health food products. The "Cold-Eeze " product has a higher gross profit percentage than its other products. Management believes that it can generate enough revenue in the next twelve months to sustain the Company. Management is also pursuing additional financing through various methods.

          The Company has realized a significant increase in current assets for the period ended December 31, 1995. This is due to a consequential increase in sales of the Company's Cold-Eeze(TM) line, which has resulted in an increase of $76,317 in accounts receivable. The increase in sales is also accountable for the EXPANSION in inventory as of December 31, 1995, to accommodate pending purchase orders. In addition, the Company had a notable cash balance due to the sale of stock. The note due from a shareholder from the sale of stock under a Regulation "D", 504 offering and the amount due from escrow, is moneys held by corporate council from the sale of stock under the same Regulation "D", 504 offering.

     (b)  Revenue

          Revenue is recognized from product sales when the product is shipped using the accrual basis of accounting.

     (c)  Accounts Receivable

          The direct write off method of accounting for bad debts is utilized and there is no allowance for doubtful accounts. As of December 31, 1995, the Company has outstanding receivables.

     (d)  Inventory

          Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out method.

     (e)  Fixed Assets

          Fixed Assets are reflected on the accompanying statements at cost less accumulated depreciation. The straight line method of depreciation is used utilizing a life of five years for machinery and equipment and a life of seven years for furniture and fixtures.

     (f)  Deposits

          Deposits are principally comprised of rent security and the related accrued interest.

     (g)  Income Taxes

          Effective October 1, 1993, the Company changed its method of accounting for income tax to comply with SFAS No. 109, "Accounting for Income Taxes". The Company has suffered net losses since inception and has a NOL carry forward of approximately $790,000. Using a 15% income tax rate results in a deferred tax asset of approximately $118,500. A valuation allowance of $89,029 was established to reduce deferred tax assets to amounts expected to be realized. This resulted in a net deferred tax asset of $29,471. Of this $5,945 was derived from the current year's NOL

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


          (after provision for the valuation allowance). This amount was credited to provision for Corporate Income tax. Of the total tax asset $21,564 represented prior years tax benefits, before the adoption by the Company of SFAS No.109. This credit was reported as a Cumulative Effect Adjustment on the Statement of Operations for the prior period.

     (h)  Fiscal Year

          The Company's fiscal year ends September 30th.

     (i)  Expenses Incurred Without Cost

          Certain expenses were incurred without cost. For the fiscal years ended September 30, 1994 and 1993, these costs were for officers' salaries. The corresponding were charged on the statement of operations and additional paid-in capital was credited for such amounts.

     (j)  Loans & Notes Payable

          (i) As of September 30, 1995, the amount due to officers was $440. The loan is non interest bearing and is payable on demand. This amount was settled during the period ending March 31, 1996.

          (ii) The Company purchased an automobile and financed part of the purchase through a bank loan. The total amount financed was $15,324 at the approximate rate of 11%, for a period of 60 months. As of September 30, 1995, approximately $17,700 was owed, which was segregated on the balance sheet between current and non current liabilities.


NOTE 2 - MANAGEMENT'S PLANS

          Due to the significant increase in sales and the projected future increased sales, it is management's belief that enough cash will be generated from sales in the next twelve months to sustain the Company in the support its operations. In addition the Company continues to offer shares under its 504 offering and is contemplating other equity offerings.

NOTE 3 - LEASE COMMITMENTS

          Operating Leases - The Company has a lease agreement on its office space which expires in January 1998, with an option for a further year at a rental of $1,5567.00 per calendar month. There is no lease agreement on its warehouse space and the Company occupies the premises on a month to month basis. The following table represents the future minimum rent payment required under all operating leases with terms in excess of one year as of September 30, 1995.
     Fiscal Year Ended
                            1996    $16,440
                            1997     16,440
                            1998      5,677
                                    -------
                                    $38,557

          Capital Leases - The Company has a current lease on copying equipment at a monthly cost of $107.99 which commenced on October 31, 1995 and expires on October 31, 1997

NOTE 4 - PREPAID EXPENSES

          In the prior fiscal period, prepaid expenses represented interest paid on an automobile loan.

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INTANGIBLE ASSET

          Intangible asset consists of $430 of organization costs which was amortized over a five year period, using the straight line method. As of September 30, 1994, the asset has been completely amortized.

NOTE 6 - CAPITALIZATION

     (a) On September 25, 1989, the Company issued 43,000,000 shares, par value $.0001, to various individuals. The authorized capital stock of the Company consists of 100,000,000 shares of Common Stock, par value $.0001 per share.

     (b) In June 1990, the Company had a reverse stock split. The 43,000,000 shares were converted to 15,693,420 shares.

     (c) On August 17, 1990, Arnow and Frasco Management Group purchased 300,000 restricted shares of Common Stock from the Company for $30,000. This restriction has now been lifted.

     (d) The Board of Directors authorized the sale through an underwriter of a minimum of 2,000,000 Units and maximum of 3,000,000 Units at $.15 per Unit. Each Unit consisted of one common share (par value $.0001), and one Class A and one Class B and one Class C Redeemable Common Stock Purchase Warrant. Each Redeemable Common Stock Purchase Warrant is immediately detachable and may be traded separately on the basis of one warrant evidencing the right to purchase one share of common stock. Each Redeemable Class A Warrant entitles the holder to purchase one share of common stock at the price of $.25 per share for a twenty-four month period commencing February 7, 1991. Each Redeemable Class B Warrant entitles the holder to purchase one share of common stock at the price of $.50 per share for thirty-six month period commencing February 7, 1991. Each Redeemable Class C Warrant entitles the holder to purchase one share of common stock at the price of $.75 per share for a forty-eight month period commencing February 7, 1991. On December 29, 1992 the Company's Board of Directors voted to extend the Class A Warrant exercise period for an additional six months to August 7, 1993 under the same terms. On June 7, 1993 the Company's Board of Directors voted to extend the Class A, Class B and Class C warrant until February 7, 1994 under the same terms and conditions. On December 21, 1994 the Company's board of directors voted to extend the Class A, Class B and Class C warrants under the same terms and conditions, expiring on January 31, 1996. The Redeemable Common Stock Purchase Warrants are callable by the Company at any time prior to their conversion, with a notice of call in writing to the warrant holders of record, giving a 30 day notice of such call. The call price of the Warrants Is $.0001 per Warrant. Any Warrants, so called, and not either converted, or tendered to the Company by the date specified in the notice of call, shall expire on the books of the Company and cannot be exercised.

     (e) On August 8, 1991 the Company closed on the minimum (2,000,000) units and on August 23, 1991 and additional 113,443 units were sold.

     (f) The underwriter received 211,343 warrants for a total cash consideration of $21. Each warrant is convertible into one share of Common Stock at $.18 per share and one Class A, one Class B, and one Class C Warrant exercisable at $.25, $.50, and $.75, respectively per share. In August of 1991, the aforesaid warrants were transferred to the underwriter sole officers, who in November of 1992 transferred the warrants to a corporation owned entirely by themselves. On November 28, 1992, the corporation the underwriters warrants to an individual, otherwise unaffiliated with the Company.

     (g) In January 1992 and in September 1992 the Company issued shares to various individuals for services rendered. The total amount of shares issued was 1,005,400. The Company received cash consideration of $410 from some of the distributes. The difference between this value and funds received ($410) was charges to an expense account, services rendered, on the statement of operations.

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CAPITALIZATION (CONTINUED)

     h) Certain key individuals were issued 2,500,000 stock options during October of 1992. These options entitle the holder to purchase shares at various prices ranging from $.01 to $.10 per share. Theses option expire in March of 1995. In June 1993, 270,000 of these options were exercised.

     (i) On December 1992 and in May 1993, the Company issued 350,000 and 250,000 shares of common stock respectively, to its attorney Gary B. Wolff for services rendered. A charge in the amount of $37,110 was made to professional fees on the Company's statement of operations for fiscal year ending September 30, 1994, for the value of the stock transferred.

     (j) On March 23, 1993, Benjamin Cohen exercised 20,000 shares of his options at a per share price of $.10.

     (k) In April 1993, Robert Smith-Felver and Martha P. Smith-Felver exercised 250,000 shares of their options, previously granted to them (exercise price $.01) to purchase 250,000 shares. The Smith-Felvers were owed money by the Company for advertising services performed and applied $2,500 of this debt in payment for the shares of their option. The whole or balance of these options expire in March of 1995. In August of 1994 Robert Smith-Felver and Martha P. Smith-Felver exercised the remaining 250,000 shares of options in lieu of a remaining $2,500 of debt incurred for artwork and advertising. (reflected in statement of operations for fiscal year ending September 30, 1994) The shares are restricted.

     (l) In April 1993, James Fisher exercised 1,000,000 options at $.0001 per share. On April 22, 1993, Mr. Fisher and Eric Kaytes (an officer) each relinquished 500,000 options (exercise price at $.10 per share) back to the Company. These options were subsequently reissued to Charles A. Phillips and Wendy D. Quigley (the wife of the Company's President). In April 1993 three officers; Guy Quigley, Eric Kaytes and Charles A. Phillips, each exercised 1,000,000 options at $.0001 per share. These options were granted on March 12, 1992.

     (m) In November 1992, January and February 1993, the Company received a total of $35,000 from investors. The agreement provided that the investor is to receive 12,000 restricted shares of the Company for each $1,000 invested up to an initial maximum of 1,800,000 restricted common shares for a maximum investment of $150,000. The Company had granted the investor certain resale rights where the investor can require the Company to repurchase the shares at increasing prices, ranging from $.0972 to $.105 per share. This option commences 24 months from January 1993 and expires 36 months from such date. This put option may be secured by an escrow account, which the Company may fund using a percentage of the Company's revenues. An amount of 420,000 restricted shares of common stock have been issued to the investors, increasing the total outstanding shares. (Reverse split on January 11, 1996, amends this amount to 42,000 restricted shares)

          As of September 30, 1994, the Company had issued 420,000 shares of stock to the investor. Due to the potential exercise of the put option, the above mentioned shares have been segregated from the shareholders' permanent equity and have been included in the mezzanine section of the balance sheet in the amount of $44,100.

          (n) In September of 1993 the Company issued 400,000 shares to its old landlord "Global Environmental Corp." in settlement of an outstanding balance of $46,000 for rental arrears as of end of December 1993.

          (o) In June of 1994, the Company sold 285,500 shares in a Regulation "S" sale of common shares of the Company. The shares were offered exclusively to non-US persons. The shares were sold at $.07 a share for total gross proceeds of $19,985. Commissions totaling $3,597 were deducted from these proceeds, resulting in a net amount of $16,388 being forwarded to the Company.

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 6 - CAPITALIZATION (CONTINUED)

          (p) In August 1994, various officers and/or their spouses exercised options which were issued in 1992. A total of 3,000,000 shares were issued upon the exercise of these options. The options exercised ranged in price from $.0001 through $.10 per share. Total consideration was to have been $21,000. In lieu of payment, the officers applied moneys owed to them by the Company.

     (q) In August 1994, Gary Quigley (a relative of Guy Quigley) exercised 500,000 options of the 1,000,000 granted to him in 1992. In lieu of paying the $.10 per share, Gary Quigley relinquished the remaining 500,000 options issued to him. The options were then canceled by the Company. The shares are restricted.

     (r) In August 1994, the Company issued 360,000 restricted shares to Dr. Robert Pollack in total repayment of a debt of $18,000 ($.05 per share). The debt was incurred over a period of fifteen months and included $820 worth of interest.

     (s) In September 1994, the Company issued 240,000 restricted shares to Dr. and Mrs. John Godfrey in full repayment of a loan owing to them in the amount of $12,000 ($.05 per share).

     (t) In August 1994, 6,667 restricted shares were issued to Robert Moore, in payment of a debt owed to him of $1,000 ($.15 per share) for the installation of some fixed assets. The balance sheet account for fiscal year ending September 30, 1994 - fixed assets was charged for this item in the amount of $1,000.

     (u) In September 1994, Mrs. Robert Pollack purchased 40,000 restricted shares of the Company at $.10 for a total cash consideration of $4,000.

     (v) In August 1994, the Company issued 100,000 restricted shares of common stock, to Dr. John Godfrey, for services rendered. A charge in the amount of $8,750 was made to services rendered on the statement of operations for fiscal year ending September 30, 1994, for the value of the stock.

     (w) In October and November 1994, the Company sold 458,334 shares for $46,000 received.

     (x) In January 1995 the Company completed the sale of 1,600,000 of common stock through a Private Placement, pursuant to Regulation D, Section 504 of the Securities Act of 1933, as amended, for net proceeds of $225,000

     (y) In March 1995, the Company issued 8,000 common shares for $1,000 received.

     (z) In May 1995, investors, unaffiliated with the Company purchased 60,000 restricted shares of common stock for a net total of $8,000.

     (aa) In June 1995, investors, unaffiliated with the company purchased 630,000 restricted shares of common stock for a net total of $116,000.

     (bb) During the period October 1, 1994 through June 30, 1995, the Company issued 961,554 shares to various individuals for services rendered. The Statement of Operations was charged in the amount of $120,194, or $0.125 per share issued. This amount represents the fair value of the stock.

NOTE 7- NET PROFIT (LOSS) PER SHARE

     Net profit (loss) are computed by dividing net profit (loss) by the weighted average number of shares outstanding during each period.

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 8 - COMMITMENTS AND CONTINGENCIES

     In the fiscal year ended September 30, 1995, the officers received remuneration of approximately $106,000. It is management's intention to continue to pay salaries and commissions to the Company's officers for the fiscal year ended September 30, 1996.

NOTE 9 - RECENT DEVELOPMENTS

     On December 22, 1995, the Board of Directors implemented a reverse-split of the company's stock with one new share for every ten presently issued and outstanding shares. On January 10, 1996, the Company received advise from NASD, that the reverse-split of the company's stock, with one new share for every ten presently issued and outstanding would be effective at the opening of business on January 11, 1996. The new symbol is now: "QUIG". In keeping with the current stock prices, at that time and to accommodate those shareholders who own (a) (b) and (C) warrants, the Board of Directors reduced the price of these warrants from (a) $0.25, (b) $0.50 and (C) $0.75 to $0.10, $0.15 and $0.20 respectively.
All the warrants expired on January 31, 1996 and were not extended.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Quigley Corporation (the "Company") was organized under the laws of the state of Nevada on August 24, 1989. The Company started business October 1, 1989.

     There have been no successful remedies until the formulation of Cold-Eeze(TM), where essentially the Company now has a product that reduces the duration and severity of the Common Cold. ON MAY 22,1992, "Zinc and the Common cold, a Controlled Clinical Study," by Dr. Godfrey et.al., was published in England, in the Journal of International Medical Research. (Vol.20, NO.3, Pgs.234-246) This new, patented pleasant-tasting formulation delivers 93 percent of the active zinc to the mucosal surfaces. The user has the same sequence of symptoms as in the absence of treatment, but goes through the phases at a much accelerated rate and with reduced symptom severity. The formulation can also be used in chewing gum. On October 3rd; 1994, a new randomized double-blind placebo-controlled study on the common cold commenced at CLEVELAND CLINIC FOUNDATION. The study called "Zinc Gluconate Lozenges for Treating the Common Cold" has been completed and was published ON JULY 15, 1996 in the ANNALS OF INTERNAL MEDICINE - VOL. 125, NO. 2. Using a 13.3mg lozenge (almost half the strength of the lozenge used in our Dartmouth Study), the results still showed a 42% reduction in the duration of the Common Cold. ON JULY 20, 1996, a review "Zinc Lozenges Shorten The Common Cold" was published in The Lancet. Under the direction of David Riley MD, a known authority on homeopathy and the only physician authorized by HPUS, the company has completed the process of a homeopathic proving on zinc gluconate (the active ingredient of our cold therapy). AT OUR COMPANY'S SOLE EXPENSE, ZINC GLUCONATE NOW HAS A HOMEOPATHIC DRUG PROVING AND A CLINICAL TRIAL DEMONSTRATING ITS EFFECTIVENESS. A monograph has been filed with HPCUS (Homeopathic Pharmacopoeia Convention of the United States) for consideration and has been approved by the HPUS preliminary and pharmacy committees . It should be included in the pharmacopoeia without any difficulty. Under the sponsorship of the Company and Hofstra University, New York, John C. Godfrey Ph.D., the developer of Cold-Eeze(TM), et.al have written a new paper on "How does Zinc Modify the Common Cold" The paper was published in THE JOURNAL OF MEDICAL HYPOTHESES VOL.: 46 - PAGES: 295-320 - MARCH 1996.

     For the ensuing cold season , the following Distribution entities will act as wholesalers for the Company's product : (a) McKesson, (b) Cardinal Health,
(c) Flemings, (d) Foxmeyer Corp., (e) F. Dohman Company, (f) Williams Drug Distributors Inc. (g) US Health Distributors (h) Lotus Light. The following NATIONAL PHARMACEUTICAL CHAIN HAVE ISSUED PURCHASE ORDERS TO THE COMPANY:
WALGREEN - OSCO - SAVON-ON - PHARMOR - REVCO -FINE FOODS AND SEVERAL SMALLER CHAIN STORES. Negotiations are in progress with: EKHARD - RITE AID THRIFT DRUG - THRIFTY/PAYLESS - GENEOVSE - K-MART - GRAND UNION - KROEGER - CVS.

     Sister product, Cold-Eezer Plus, continues to be sold successfully in the alternative marketplace of Doctor's Offices and the home shopping channel QVC. IT IS THE PRODUCT'S SECOND YEAR ON QVC, WITH SOME 26 APPEARANCES, WHERE SALES TO THE COMPANY HAVE EXCEEDED $500,000.00. For the ensuing season, Cold-Eezer Plus will be featured more frequently on QVC.

     The Company is currently negotiating with various foreign markets and Private Label entities.

     For those with access to the Internet, the Company has created an extensive information web site, which can be visited by using the following address:
HTTP://WWW.QUIGLEYCO.COM    -   The   Company   can   also   be   E-mailed   at:
QUIGLEY@QUIGLEYCO.COM

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. (CONTINUED)




     For the nine month period ending JUNE 30, 1996, the Company incurred net losses of $176,849 on net sales of $323,726

     The total assets of the Company at JUNE 30, 1996 and SEPTEMBER 30, 1995 were $392,010 and $498,951 respectively.

     The Company incurred a net loss of $ 176,849 for the period ending JUNE 30, 1996 as compared to a net loss of $196,333 for the preceding year's period ending JUNE 30, 1995. Net sales for the same periods were $323,726 and $405,106 respectively.

     As of JUNE 30, 1996 and SEPTEMBER 30, 1995, the Company had working capital of $243,213 and $349,156 respectively. The decrease in working capital of $ 105,943 may be primarily attributed to the fact that total current assets decreased by $111,058 total current liabilities decreased by $5,115

     Total stockholders' equity decreased from $361,015 on SEPTEMBER 30, 1995 to $262,146 on JUNE 30, 1996

     As of JUNE 30, 1996 the Company did not have any current material commitments for capital expenditures.

PART II/OTHER INFORMATION



     Item 1.    Legal Proceedings                      None

     Item 2.    Changes in Securities                  None

     Item 3.    Defaults Upon Senior Securities        None

     Item 4.    Submission of Matters to a
                Vote of Security Holders               None

     Item 5.    Other Information                      None

     Item 6.    Exhibits and Reports on Form 8-K       None

SIGNATURES



     Pursuant to the requirements of the be signed Securities Exchange Act of 1934, the registrant has duly caused this report to on its behalf by the undersigned thereunto duly authorized.




THE QUIGLEY CORPORATION


By:    /s/ Eric H. Kaytes
       ------------------
         Eric H. Kaytes
  Vice President/ Chief Financial Officer




Date: October 22, 1996