Form 10KSB
period 1996-09-30
QUIGLEY CORP
filed 1996-12-31
CIK 868278

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                 For the fiscal year ended September 30, 1996

                         Commission File No. 01-21617

                            THE QUIGLEY CORPORATION
            (Exact name of registrant as specified in its charter)

            Nevada                               23-2577138
     (State or other jurisdiction of           (IRS Employer
      incorporation or organization)          Identification No.)



             Landmark Building, PO Box 1349, Doylestown, PA 18901
                   (Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 215-345-0919

                Securities registered pursuant to Section 12(b)
                               of the Act: None
                Securities registered pursuant to Section 12(g)
                   of the Act: COMMON STOCK ($.001 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

     As of December 31, 1996, the aggregate market value of the voting stock (all of one class $.001 par value Common Stock) held by non-affiliates of the Registrant was $74,674,850 based upon the average of the closing Bid and Asked prices of the Common Stock on that date as reported on the OTC Bulletin Board.

     Number of shares of each of the Registrant's classes of securities (all of one class of $.001 par value Common Stock) outstanding on December 31, 1996: 6,049,596.

                                    PART I

ITEM 1. BUSINESS

General Development of Business

     The Quigley Corporation (hereinafter referred to as "the Registrant") is a Nevada corporation which was organized on August 24, 1989 and commenced business operations in October, 1989. Pursuant to a Registration Statement filed in accordance with the Securities Act of 1933, as amended, and declared effective by the Securities and Exchange Commission on February 7, 1991, the Registrant in August of 1991 sold 2,113,433 Units of its securities to the public.

     The Registrant's offices are located at Landmark Building, PO Box 1349, Doylestown, PA 18901. The telephone number is (215) 345-0919. The Registrant maintains a home page on the Internet at http://www.quigleyco.com and can be reached by e-mail at quigley@quigleyco.com.


Financial Information About Industry Segments

     See, Consolidated Financial Statements.

Narrative Description of Business Operations

     Since its inception, the Registrant has conducted research and development into various types of health-related food supplements and homeopathic cold remedies. Prior to the current fiscal year, the Registrant has had minimal revenues from operations and as a result had suffered continuing losses due to research and development and operations expenses. However, the Registrant's product line has been developed, and during the most recent fiscal year ended September 30, 1996, the Registrant has had increasing and significant revenues from its national marketing program and increasing public awareness of its Cold-Eeze TM lozenge product.

     The Registrants initial business was the marketing and distribution of a line of nutritious health supplements (hereinafter "Nutri-Bars"). Beginning in 1995, the Registrant minimized its marketing of the Nutri-Bars and focused its efforts on the development and marketing of the Registrant's patented Cold-Eeze TM zinc gluconate cold relief lozenge product.

     Since June, 1996, the Registrant has concentrated its business operations exclusively on the manufacturing, marketing and development of its proprietary COLD-EEZE and COLD-EEZER PLUS cold-remedy lozenge products and on development of various product extensions. The Registrant' lozenge products are based upon a proprietary zinc gluconate formula which in a clinical study conducted by The Cleveland Clinic has been shown to reduce the severity and duration of the common cold. The Quigley Corporation acquired world-wide manufacturing and distribution rights to this formulation in 1992 from Dr. John Godfrey and commenced national marketing in 1996.

     The COLD-EEZE TM lozenge products are distributed through hundreds of independent and chain drug and discount stores throughout the United States, including Walgreen's, Revco, Osco/Sav-On, Thrift Drug, CVS, RiteAid, Eckhard, PharMor, K-Mart, and wholesale distribution including, McKesson, Bergen Brunswick, Foxmeyer, US Health Distributors. The COLD-EEZER PLUS product is marketed through an exclusive sales agreement with the QVC cable shopping network.

Products

The Cold-Eeze TM Cold Remedy Lozenge

     In May, 1992, the Registrant entered into an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate/glycine lozenge formulation developed by Dr. John C. Godfrey, Ph.D., and patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. This product is presently being marketed by the Registrant under the tradename Cold-Eeze TM by the Registrant directly and also through independent brokers and marketers, and is a featured product on the QVC Cable TV shopping network.

     In 1996, the Registrant also acquired an exclusive license to manufacture and market a zinc-formulated lozenge which had been patented by George Eby III, thereby assuring the Registrant of exclusivity in the manufacturing and marketing of zinc-formulated cold relief products.

     Under an FDA approved Investigational New Drug Application, filed by Dartmouth College, a randomized double-blind placebo-controlled study (randomized study), conducted at Dartmouth College Health Science, Hanover, New Hampshire, concluded that the Lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

     On May 22, 1992, ZINC AND THE COMMON COLD, A CONTROLLED CLINICAL STUDY, by Dr. Godfrey, et al., was published in England, in the "Journal of International Medical Research", Volume 20, Number 3, Pages 234-246. According to Dr. Godfrey (a) flavorings used in other Zinc lozenge products (citrate, tartrate, separate, orotate, picolinate, mannitol or sorbitol) render the Zinc inactive and unavailable to the patient's nasal passages, mouth and throat, where cold symptoms have to be treated, (b) this new, patented pleasant-tasting formulation delivers approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same sequence of symptoms as in the absence of treatment, but goes through the phases at an accelerated rate and with reduced symptom severity.

     On July 15, 1996, results of a new randomized double-blind placebo-controlled study on the common cold, which commenced at the Cleveland Clinic Foundation on October 3rd, 1994 was published. The study called "Zinc Gluconate Lozenges for Treating the Common Cold" was completed and published in the Annals of Internal Medicine - Vol. 125 No. 2. Using a 13.3mg lozenge (almost half the strength of the lozenge used in our Dartmouth Study), the results still showed a 42% reduction in the duration of the Common Cold

Royalty and Employment Agreements

     The Cold-Eeze TM product is manufactured for the Registrant by an independent manufacturer and marketed by the Registrant in accordance with the terms of the licensing agreement (between the Registrant and Godfrey Science & Design, Inc. and John C. Godfrey, Ph.D; hereinafter "Dr. Godfrey"). The contract is assignable by the Registrant with Dr. Godfrey's consent. Throughout the duration of the agreement Dr. Godfrey is to receive a three percent (3%) royalty on all gross sales (subsequent to the Registrant receiving payment upon such gross sales).

     A separate consulting agreement between the parties referred to directly above was similarly entered into on May 4, 1992 whereby Dr. John C. Godfrey and Dr. Nancy J. Godfrey are to receive a consulting fee of two percent (2%) of gross sales of the Lozenge by the Registrant for their consulting services to the Registrant with respect to such product.

     Pursuant to the License Agreement entered into between the Registrant and George Eby Research, the Registrant pays a royalty fee. Throughout the duration of the agreement George Eby of George Eby Research is to receive a three percent (3%) royalty on all gross sales (subsequent to the Registrant receiving payment upon such gross sales).

     An employment agreement between the Registrant and Guy J. Quigley was entered into on June 1, 1995, whereby Guy J. Quigley, along with the normal considerations of an Executive Employment Agreement, in consideration of the acquisition of the cold therapy product, is to receive a royalty of five percent (5%) of gross sales of the Lozenge by the Registrant for the termination of said agreement on May 31, 2005.

     An employment agreement between the Registrant and Charles A. Phillips was entered into on June 1, 1995, whereby Charles A. Phillips, along with the normal considerations of an Executive Employment Agreement, shall receive 25% (twenty five per cent) of the royalty received by Guy J. Quigley, either directly from Guy J. Quigley or, if requested, directly from the Registrant. Should Charles A. Phillips make such request upon Registrant, the said 25% (twenty five per cent) would be deducted from any royalties due to Guy J. Quigley.

Broker, Distributor and Representative Agreements

     The Registrant has several Broker, Distributor and Representative Agreements, both Nationally and Internationally. These agreements are sales performance based and in addition the Registrant has also issued incentive common stock purchase options to its Broker, Distributor and Representatives.

Patents

     The Registrant currently owns no patents. However, the Registrant has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate/glycine lozenge formulation developed by Dr. John C. Godfrey, Ph.D., and patented as follows:

United States:                No. 4 684 528 (August 4, 1987) AND
                              No. 4 758 439 (July 19, 1988)
Germany:                      No. 3,587,766 (March 2, 1994)
France & Italy:               No. EP 0 183 840 B1 (March 2, 1994)
Sweden.                       No. 0 183 840 (March 2, 1994)
Canada:                       No. 1 243 952  (November 1, 1988)
Great Britain:                No. 2 179 536 (December 21, 1988)
Japan:                        Pending.

     In 1996, the Registrant also acquired exclusive license for a United States zinc gluconate use patent number RI 33,465 from the patent holder George Eby of George Eby Research. This use patent gives The Registrant the only world-wide entity with rights to both use and formulation patents on zinc gluconate for reducing the duration and severity of the common cold.

Research and Development

     The Registrant has completed its research and development projects with respect to the COLD-EEZE product and consequently no such expenditures were incurred in the fiscal year ending September 30, 1996. However, the Registrant will in the 1997 fiscal year incur research and development expenditures to develop extensions of the lozenge product, including potential pediatric, chewing gum and mouthwash formulations of the COLD-EEZE product.


ITEM 2.Properties

     The Registrant currently maintains its executive offices at the Landmark Building, 10 South Clinton Street, Doylestown, PA (and its alternative mailing address is P.O. Box 1349, Doylestown, PA 18901) where it occupies approximately 2,000 square feet of office space pursuant to a written 3-year lease agreement with an unaffiliated landlord. The Registrant also occupies approximately 2,500 square feet of warehouse space under a one-year lease agreement with an unaffiliated landlord. The monthly aggregate lease payments for both premises is $2,355.


ITEM 3. Legal Proceedings

     The Registrant is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened.


ITEM 4. Submission of Matters to a Vote of Security Holders

     On August 19, 1995, the Registrant held its annual meeting of stockholders at Doylestown, PA, the number of shares necessary to constitute a quorum being present either in person or by proxy. At this meeting, the stockholders ratified all actions and appointments of the Board of Directors taken and made since the previous Annual Meeting of Stockholders in June, 1993. The stockholders also elected the slate of Directors nominated by the Registrant to hold such office until the next Annual Meeting, and ratified the appointment of Nathan Blumenfrucht, CPA, as independent auditor of the Registrant for fiscal year 1996.



                  [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

PART II


ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     (a) Market Information

     The Registrant's Common Stock, $.001 par value, is traded on the over-the-counter market (Bulletin Board) under the trading symbol QUIG. The following table sets forth the average range of bid and ask quotations for the Registrant's Common Stock as reported by the NASD Bulletin Board for each full quarterly period within the two most recent fiscal years (1).

                   Fiscal Year Ended September 30, 1995 (2)
                            By Quarter
                   ----------------------------------------
                                                  Common Stock
   Quarter             Date                  High             Low
   1st            December 31, 1994          $1.25           $1.00
   2nd            March 31, 1995             $1,25           $1.00
   3rd            June 30, 1995              $1.25           $1.00
   4th            September 30, 1995         $1.25           $1.00


                   Fiscal Year Ended September 30, 1996 (2)
                            By Quarter
                   ----------------------------------------
                                                  Common Stock
  Quarter              Date                   High             Low
   1st            December 31, 1995          $1.375          $0.875
   2nd            March 31, 1996             $1.375          $0.875
   3rd            June 30, 1996              $2.250          $0.625
   4th            September 30, 1996         $10.50          $1.625



          (1) Trading transactions in the Registrant's securities has been limited to the over-the-counter market and, accordingly, an "established public trading market" for such securities currently exists and has existed for more than the past sixty business days. Bid and asked quotations at fixed prices have appeared regularly in the established quotation systems on at least one-half of such business days. All prices indicated herein are as reported to the Registrant by broker-dealer(s) making a market in its securities. The aforesaid securities are not traded or quoted on any automated quotation system. The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

          (2) Prices for Fiscal Years 1995 and 1996 have been adjusted to reflect the 10 for- One Reverse Split of Common Stock in December, 1995.

(b) Holders. As of September 30, 1996 there were approximately 253 holders of record of Registrant's Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Registrant's securities for their respective clients. The exact number of beneficial owners of the Registrant's securities is not known but would necessarily exceed the number of record owners indicated above.

(c) Dividends. No cash dividends were paid during the fiscal years ended September 30, 1995 and September 30, 1996. The Registrant has not paid or declared any dividends upon its Common Stock since its inception, and, by reason of its present financial status and projected financial requirements, does not anticipate paying any dividends upon its Common Stock in the foreseeable future.

(d) Warrants. In addition to the Registrant's aforesaid outstanding Common Stock, there are as of December 26, 1996 issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per-share indicated and which expire on the date indicated, as follows:


     Warrant            Number      Exercise Price          Expiration Date

    CLASS "D"          800,000           $ 1.00             December 31, 2000
    CLASS "E"        1,550,000           $ 3.50             June 30, 2001


ITEM 6. Selected Financial Data

                                         For the Fiscal Years Ended
                                               1996            1995

Statement of Operations Summary:
   Net Sales                               $1,049,561        $501,903
   Net Loss                                 ($694,269)      ($152,556)
   Net Loss Per Share                           ($.15)             (1)

Balance Sheet Summary:
   Total Assets                            $1,456,031        $498,951
   Total Liabilities                         $125,253        $ 93,836
   Stockholder's Equity                    $1,330,778        $361,015

   (1)  Less than one cent per Share



ITEM 7. Management's Discussion And Analysis of Financial Condition And Results of Operations

     During this fiscal year ended September 30, 1996, management of the Registrant made a strategic marketing decision to change the focus and business operations of the Registrant to the manufacture and marketing of the Registrant's patented "Cold-Eeze" cold relief lozenge product and the development and marketing of brand extension products based upon the Registrant's proprietary zinc gluconate formula.

     By commencing national distribution of the only cold-relief product clinically proven to reduce the severity and duration of the common cold, the Registrant believes that it is offering a significant addition to the huge over-the-counter cold remedy market. Through greatly increased sales and expansion of manufacturing capacity, and by holding down operation, marketing and distribution costs, the Registrant believes it will in Fiscal 1997 reverse the negative cash flow from operations associated with the product development The Registrant also intends to continue to utilize the financial and marketing resources of independent brokers and marketers to represent the Registrant's COLD-EEZE lozenge product and product extensions, thereby saving the Registrant from the expenses and capital outlays which the Registrant would otherwise be required to expend.

     The Registrant had not generated significant revenues from its business operations from its inception through the third fiscal quarter on 1996. As a result of the release of the clinical study by The Cleveland Clinic in July, 1996, and the resultant increased national publicity concerning the COLD-EEZE product, revenue from product sales greatly increased during the fourth quarter ending September 30, 1996. For the full fiscal year ending September 30, 1996, the Registrant had a net loss of ($694,269) on revenues of $1,049,561.

OUTLOOK

     The  statements  contained  in this  Outlook are based upon  management's
current   expectations   for  Fiscal   Year   1997.   These   statements   are
forward-looking, and actual results may differ materially.

     Due to the release in July, 1996 of the results of the clinical study conducted by The Cleveland Clinic which found the Registrant's COLD-EEZE formulation to significantly decrease the duration and severity of the common cold, the Registrant in the fourth quarter of Fiscal Year 1996 experienced a dramatic increase in purchase orders for the COLD-EEZE product. As a result of national media coverage of the study's positive results of the efficacy of the Registrant's COLD-EEZE formulation, public demand for the COLD-EEZE product quickly resulted in a significant backlog in purchase orders by the close of Fiscal Year 1996.

     Based upon continuing strong consumer demand for the COLD-EEZE product, the Registrant in September, 1996 initiated a program designed to increase manufacturing capacity in several stages throughout Fiscal Year 1997. As a result of this program, the Registrant will have the ability to manufacture and ship in excess of $1.5 million of the COLD-EEZE product by the end of January, 1997, with additional manufacturing capacity coming on-line shortly thereafter.

     As of December 26, 1996, the Registrant had a purchase order backlog of approximately $7.5 million of COLD-EEZE product, and was, during the months of November, 1996 and December, 1996, manufacturing and shipping COLD-EEZE product at the rate of approximately $500,000 per week. These sales levels are significantly higher than any previous sales results of the Registrant and management expects that these sales levels will continue for the immediate future and therefore will have a materially positive effect on the Registrant's results for Fiscal Year 1997.

     Although the Registrant expects that sales levels will be highest during the peak cold season from September through March, near-term sales levels should continue to increase as the Registrant ships its backlog of orders and distributors and retailers order increasing quantities of the COLD-EEZE product to fill their distribution pipeline and meet increasing consumer demand for the product. In addition, the Registrant expects that it will during Fiscal Year 1997 utilize its increased manufacturing capacity to manufacture sufficient product for international distribution of COLD-EEZE. Although the Registrant has begun to establish an international network of independent distributors, the current inability to meet domestic demand for the COLD-EEZE product has delayed the introduction of the COLD-EEZE product outside the United States.

     The Registrant believes that it has developed an effective, proprietary cold remedy product which is beginning to meet with widespread consumer acceptance. Future results of the Registrant's operations, however, will be dependent upon a number of factors, including competitive and financial pressures associated with national distribution of an over-the-counter cold remedy. Future revenues, costs, margins and profits will continue to be influenced by the Registrant's ability to increase its manufacturing capacity and marketing and distribution capabilities in order to compete on the national and international level.

Trends and Uncertainties

     Management is not aware of any trends, events or uncertainties that have or are reasonably likely or expected to have a material negative impact upon the Registrant's (a) short term or long term liquidity, (b) net sales or revenues or income from continuing operations and (c) the Registrant's business operations may not be considered to be cyclical and/or seasonable in nature. The Registrant believes that its increased marketing efforts and increased national publicity concerning the COLD-EEZE product, together with the Registrant's increased manufacturing capacity, will result in significantly increased revenues in Fiscal 1997 and positive trends for the Registrant's business operations.


RESULTS OF OPERATIONS

Fiscal 1996 Compared With Fiscal 1995

     For the fiscal year ended September 30, 1996, the Registrant reported revenues of $1,049,561 and a net loss of ($694,269), as compared with revenues of $501,903 and a loss of ($152,556) for the comparable period ended September 30, 1995. This substantial increase in revenue is due primarily to the Registrant's national marketing program for its "Cold-Eeze" lozenge products which commenced in the fourth quarter, and the Registrant anticipates that this increase in revenue will continue through the 1997 fiscal year. The total assets of the Registrant at September 30, 1996 and September 30, 1995 were $1,456,031 and $498,951 respectively. This significant increase in assets was due primarily to increased cash and accounts receivable attributable to the increased sales as well as increased capital infusions from the exercise of Common Stock options and warrants.

     During this period, the Registrant experienced a significant increase in operating expenses which were directly related to the increased revenue and the expenses associated with the national marketing effort of the COLD-EEZE product. In particular, the major expense items of advertising and promotion expenses increased to $570,752 in Fiscal 1996 from $93,931 in Fiscal 1995, and officer salaries increased to $558,281 in Fiscal 1996 from $106,660 in Fiscal 1995. As a result of these increased expenses, the loss from operations increased to ($694,269) for Fiscal 1996 from ($152,556) for Fiscal 1995. Total general and administrative expenses for Fiscal 1996 were $1,493,794. Management anticipates that greatly increased revenues during Fiscal 1997 will result in increased expenditures for brokerage and sales commissions, advertising and promotion, and product packaging and freight, whereas other categories of general and administrative expenses should remain stable.

     As of September 30, 1996 and September 30, 1995, the Registrant had working capital of $998,700 and $349,156 respectively. The increase in working capital primarily attributed to the increase in total current assets attributable to increased accounts receivable and cash as a result of increased revenues from product sales, and from the exercise of Common Stock options and warrants.


Fiscal 1995 Compared with Fiscal 1994

     The Registrant had working capital of $349,156 for its fiscal year ended September 30, 1995, as compared to a working capital deficiency of ($59,998) for its fiscal year ended September 30, 1993. This improvement in working capital was due primarily to a significant increase in revenues from $76,907 in Fiscal 1994 to $509,903 in Fiscal 1995, combined with additional capital obtained by the Company through sale of Common Stock. Interest expense for Fiscal 1995 increased to $3,728 from $3,676 in Fiscal 1992.

     As of September 30, 1995, the Registrant did not have any current material commitments for capital expenditures. The Registrant intends to seek additional capital during Fiscal 1996, which, together with an anticipated increase in revenues, should be sufficient to fund anticipated expenses.


Fiscal 1994 Compared with Fiscal 1993

     The Registrant had a working capital deficiency of ($68,610) for its fiscal year ended September 30, 1994, as compared to a working capital deficiency of ($118,464) for its fiscal year ended September 30, 1993. This improvement in working capital was due primarily to a significant increase in revenues from $35,932 in Fiscal 1993 to $76,907 in Fiscal 1994, combined with a significant decrease in General and Administrative Expenses. Interest expense for Fiscal 1994 increased to $3,676 from $1,289 from Fiscal 1993. This increase in revenues results from increasing sales of the Registrant's products which occurred primarily due to the Registrant's marketing program.

     Administrative expenses, comprised primarily of office expense and supplies and employee business expenses, increased to $26,949 in Fiscal 1994 from $14,002 in Fiscal 1993, while Travel and Entertainment Expenses increased to $15,551 in Fiscal 1994 from $8,058 in Fiscal 1993. Increases in these categories of general and administrative expense during this period were directly related to increased marketing and sales of the Registrant's products.

     During fiscal year ended September 30, 1994, the Registrant reached an agreement with its prior attorney for a reduction in legal fees owed for the fiscal year ended September 30, 1993. As a result of this reduction of $17,500, the Statement of Operations for the fiscal year ended September 30, 1994 reflects a negative balance of ($8,081) in the category of Professional Fees.

     As of September 30, 1994, the Registrant did not have any current material commitments for capital expenditures. The Registrant sought additional capital during Fiscal 1995, which, together with an anticipated increase in revenues, should be sufficient to fund anticipated expenses.



Material Commitments and Significant Elements of Income/Loss

     The Registrant does not have any material commitments for capital expenditures, although it anticipates making reasonable capital expenditures during Fiscal 1997 to increase its manufacturing capacity. There have not been any significant elements of income or loss that did not arise as a result of the Registrant's continuing operations, with accumulated losses due primarily to the Registrant's research and development costs associated with the development and marketing of the COLD-EEZE lozenge product.



Impact of Inflation

     The Registrant is subject to normal inflationary trends and anticipates that any increased costs should be passed on to its customers.


ITEM 8. Financial Statements and Supplementary Data

     The information required by Item 8 is included immediately following Item 14 of this Report. The Financial Statements contained herein have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information, if any, has been prepared in accordance with Item 302 of Regulation S-K.


ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure


     None.

PART III


ITEM 10. Directors and Executive Officers of the Registrant

Directors and Executive Officers

     Listed below are the names, ages and positions with the Registrant of all Directors and Executive Officers of the Registrant as of December 26, 1996. Each director's term is scheduled to expire at the next annual meeting of shareholders and when his successor is duly elected:

                                                                 Year First
          Name                  Age        Position                Elected

     Guy J. Quigley              55      President, CEO              1989
     301 Dorset Court                    and Director
     Doylestown PA 19801

     Eric H. Kaytes              41      Vice President of           1989
     15210 Wayside Road                  Finance, CFO,
     Phila., PA 19116                    Secretary-Treas.
                                         and Director

     Charles A. Phillips         50      Vice President, COO         1989
     35 Swamp Road                       and Director
     Erwinna, PA 18920

     Robert L. Pollack, Ph.D.    72      Director of Research        1993
     8442 Chippewa Road                  and Development, and
     Phila., PA 19128                    Director


Term of Office

     Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been appointed.

ITEM 11. Executive Compensation

     (a)  Cash Compensation

     The following table sets forth information concerning all remuneration paid or accrued by the Registrant for services rendered by the following persons in all capacities during the fiscal year ended September 30, 1996:

          (i) Each of the Registrant's five most compensated executive officers whose cash compensation exceeded $60,000; and

          (ii) all executive officers of the Registrant as a group.

          Name                       Position               Salary

     Guy J. Quigley               President, CEO           $125,000
     301 Dorset Court             and Director
     Doylestown PA 19801

     Eric H. Kaytes               Vice President of         $75,000
     15210 Wayside Road           Finance, CFO,
     Phila., PA 19116             Secretary-Treas.
                                  and Director

     Charles A. Phillips          Vice President, COO       $85,000
     35 Swamp Road                and Director
     Erwinna, PA 18920

     All Executive Officers       $285,000 as a group (3 Persons)



     (b)  Outstanding Options

          As of September 30, 1996, Officers and/or Directors of the Registrant have been issued an aggregate of 585,000 options to purchase shares of the Registrant's Common Stock at various exercise prices. The following table sets forth information as to all options to purchase the Registrant's Common Stock which were granted, and held by each of the individuals listed on the remuneration table and all directors and officers as a group:


                              Options
                             To Purchase
                             #of Shares   Exercise         Date
      Name                   Indicated     Price         Granted    Expires

     Guy J. Quigley           100,000       $1.00         12/95       12/00
                              150,000        3.50          7/96        6/01

     Charles A. Phillips       75,000       $1.00         12/95       12/00
                              150,000        3.50          7/96        6/01

     Eric H. Kaytes            30,000       $1.00         12/95       12/00
                               25,000        3.50          7/96        6/01

     Robert L. Pollack         30,000       $1.00         12/95       12/00
                               25,000        3.50          7/96        6/01



ITEM 12. Security Ownership of Certain Beneficial Owners and Management


     (a)  Security Ownership of Certain Beneficial Owners

          The following individuals or entities are known to the Registrant to be the beneficial owners of more than 5% of the 6,049,596 shares of Common Stock issued and outstanding as of December 31, 1996. Each individual or entity has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.

          Name and Address of        Amount and Nature of        Percent
            Beneficial  Owner      Beneficial Ownership (1)     of Class

          NUTRITIONAL FOODS, LTD.         364,964 (2)              6.0%
          539 Park Terrace
          Harrisburg, PA 17111

          (1) All shares referred to herein are "restricted" securities as that term is defined under the Securities Act of 1933, as amended.

          (2) In accordance with a Resolution adopted by the Board of Directors in May, 1992, the Registrant's Transfer Agent was directed to stop transfer of the certificates representing these shares. The Registrant takes the position that Nutritional Foods Ltd. ("NFL") should not have received these shares due to certain false and misleading representations made by it to the Registrant including but not limited to NFL's failure to act as the Registrant's international sales agent. To date none of these shares has ever been presented for transfer, nor has the Registrant been able to contact NFL via Certified Mail within the past two years despite several attempts to do so.

     (b)  Security Ownership of Management

          As of September 30, 1996, the total number of shares of Common Stock of the Registrant, exclusive of stock options, beneficially owned by each officer and director and all officers and directors of the Registrant as a group (4 persons) are set forth as follows. Each individual has beneficial ownership of the shares and has sole voting power and sole investment power with respect to the number of shares beneficially owned.


          Name and Address of        Amount and Nature of        Percent
            Beneficial  Owner     Beneficial Ownership (1)(3)   of Class

         GUY J. QUIGLEY                  1,153,427 (2)            19.0%
         301 Dorset Court
         Doylestown, PA 18901

         ERIC H. KAYTES                    134,496                 0.2%
         15210 Wayside Road
         Philadelphia, PA 19116

         CHARLES A. PHILLIPS               436,496                 0.7%
         35 Swamp Road
         Erwinna, PA 18920

         ROBERT L. POLLACK, Ph.D.           81,000                  0.1%
         8442 Chippewa Road
         Phila., PA 19128

         ALL DIRECTORS AND OFFICERS
         AS A GROUP (4 PERSONS)          1,805,419                 20.0%


          (1) All shares referred to herein are "restricted" securities as that term is defined under the Securities Act of 1933, as amended.

          (2) Does not include an aggregate of 156,496 shares of Common Stock owned by members of Guy J. Quigley's family, which number of shares is inclusive of 100,000 shares owned by Wendy Quigley, his wife. Mr. Quigley disclaims any beneficial interest in or control over those shares owned by his wife other than that which may be attributed to him by operation of law.

          (3) Does not include an aggregate of 585,000 Common Stock Purchase Warrants issued in December, 1995 and July, 1996 to Messrs. Quigley, Kaytes, Phillips and Pollack. These Warrants entitle the holder to purchase the Registrant's shares of Common Stock at various prices ranging for $1.00 to $3.50 per share.

     (c)  Change of Control

          The Registrant does not know of any arrangement or pledge of its securities by persons now considered in control of the Registrant that might result in a change of such control.



ITEM 13. Certain Relationships and Related Transactions


     For the fiscal year ended September 30, 1996 there have not been any material transactions between the Registrant and any Director, Executive
Officer, security holder or any member of the immediate family of any of the aforementioned which exceeded the sum of $60,000.


[BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

     Reference is herewith made to (i) pages F-1 through F-15 inclusive of this 10-K with respect to the financial statements and notes thereto and Report of the independent Certified Public Account with respect thereto; and
(ii) the cover page of this 10-K with respect to documents incorporated by reference in accordance with Rule 12b-23.


SUPPLEMENTAL INFORMATION

                                Not applicable.

                                N. BLUMENFRUCH
                          CERTIFIED PUBLIC ACCOUNTANT
                             1040 EAST 22ND STREET
                             BROOKLYN, N.Y. 11210
                                 ____________

                                (718) 692-2743


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors
The Quigley Corporation
Doylestown, Pennsylvania



     I have audited the accompanying balance sheets of The Quigley Corporation as of September 30, 1996 and 1995, and the related Statements of Operations, Cash Flows and Stockholders' Equity for the periods ended September 30, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. I believe that my audit provides a reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quigley Corporation as of September 30, 1996 and 1995 and the results of its operations and its Cash Flows and Stockholders' Equity for the periods ended September 30, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company suffered losses since inception, which raises substantial doubt about its ability to continue as a going concern.. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Nathum Blumenfrucht
                                                     -------------------
                                                     Nathum Blumenfrucht
                                               Certified Public Accountant

Brooklyn, New York
December 12, 1996




                            THE QUIGLEY CORPORATION
                                 Balance Sheet

                              As of September 30,

                                    ASSETS
                                    ------
                                                           1996       1995
                                                           ----       ----

CURRENT ASSETS
   Cash .............................................  $ 370,147    $ 132,739
   Accounts receivable-Note 1 .......................    607,078      135,983
   Notes receivable-Shareholder-Note 6 ..............     88,389        64,59
   Inventory-Note 1 .................................     58,339       82,437
   Due from attorney's escrow .......................          0        9,000
   Prepaid expenses-Note 5 ..........................          0        4,468
                                                      ----------   ----------
          TOTAL CURRENT ASSETS ......................  1,123,953      429,286

FIXED AND OTHER ASSETS
   Fixed Assets (net of acc. depreciation
   of $28,337 and $14,010) - Note 1 .................     65,314       36,884
   Intangible Asset - Patent ( net of acc
   amortization of $3,134 in 1996)- Note 1...........    206,866            0
   Deposits- Note 1 .................................      3,377        3,310
   Deferred taxes- Note 1 ...........................     56,521       29,471
                                                      ==========   ==========


TOTAL FIXED AND OTHER ASSETS ........................    332,078       69,665
                                                      ----------   ----------

TOTAL ASSETS ........................................ $1,456,031     $498,951
                                                      ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable & acor.expenses-Notie 7 ..........  $ 84,253     $ 75,677
   Prepaid stock subscription-Note 8 .................    41,000            0
   Loans and note payable-Note 9 .....................         0        4,453
                                                      ----------   ----------

          TOTAL CURRENT LIABILITIES ..................   125,253       80,130

NON CURRENT LIABILITIES
   Auto loan payable-non current portion .............         0       13,706

   Restricted stock sold under put option
   420,000 common shares-Note 10 .....................         0       44,100

STOCKHOLDERS' EQUITY - Note 10
   Common Stock, $.001 par value; authorized 100,000
   shares, issued and outstanding, 4,769,764
   shares in 1996 and 3,361,414 shares in 1995 ........    4,769        3,361

Additional paid-in capital .........................   4,129,256    2,466,632
Accumulated Deficit ................................  (2,803,247)  (2,108,978)
                                                      ----------   ----------

TOTAL STOCKHOLDERS' EQUITY .........................   1,330,778      361,015
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $1,456,031     $498,951
                                                      ==========   ==========






The accompanying notes are an integral part of these financial statements.



                            THE QUIGLEY CORPORATION
                            Statement of Operations

                                                     Years Ended September 30,
                                                              1996           1995           1994

REVENUE
Sales ................................................   $ 1,049,561    $   501,903    $    76,907
   Cost of Goods Sold ................................       283,967        111,834         26,751
Gross Profit .........................................       765,594        390,069         50,156

GENERAL AND ADMINISTRATIVE EXPENSES

        Officer salaries & payroll taxes .............       558,281        106,660         50,000
        Services rendered & R&D-Note 10 ..............        71,256         80,411          8,750
        Administrative expenses-Note 12 ..............        42,906         39,305         26,949
        Commissions, consulting & royalties ..........        77,030         58,711          6,100
        Travel, entertainment and shows ..............         6,009         13,758         15,551
        Depreciation and amortization ................        17,461          4,728          2,773
        Utilities ....................................        11,013          9,498          9,722
        Advertising and promotion ....................       570,752         93,931          3,056
        Professional .................................        65,268         69,325         (8,081)
        Rent .........................................        28,265         20,029         32,893
        Interest .....................................         4,523          3,728          3,676
        Insurance ....................................        19,878         25,697          5,390
        Office and equipment rental ..................         1,522          1,290         13,446
        Waages and outside labor .....................        10,901         18,156              0
        Dues and subscriptions .......................         1,777          1,420              0
        Stock transfer and maintenance fees ..........         4,462          3,600          5,700
        Miscellaneous ................................         2,490          2,449          4,090
                                                        ------------   ------------   ------------
     Total General and
     administrative expenses .........................     1,493,794        552,696        180,015
                                                        ------------   ------------   ------------
     Loss before other income provision for income
     tax and cumulative effective adjustment .........      (728,200)      (162,627)      (129,859)
     Interest Income .................................         6,881          4,126
                                                                                                49
     Sale of distribution rights-Note 11 .............             0              0         32,500
        Subtotal .....................................      (721,319)      (158,501)       (97,310)
                                                        ------------   ------------   ------------
  Less:  Provision for Corporate Income
             Tax -(Credit)- Note I ...................       (27,050)        (5,945)         1,962
                                                        ------------   ------------   ------------
        Loss before cumulative adjustment ............      (694,269)      (152,556)       (95,348)

Less:  Cumulative Effect Adjustment - (Credit)- Note 1          --             --           21,564
                                                        ------------   ------------   ------------
Net Loss                                                 $  (694,269)   $  (152,556)   $   (73,784)
                                                        ============   ============   ============

Loss per share:
     Prior to cumulative effect adjust ...............          (.15)          (.00)          (.01)
     Cumulative effect adjustment ....................          (.15)          (.00)            -
                                                        ------------   ------------   ------------
NET LOSS PER SHARE ...................................   $      (.15)   $      (.00)   $      (.01)
                                                        ============   ============   ============



The accompanying notes are an integral part of these financial statements.


                                          THE QUIGLEY CORPORATION
                                          Statement of Cash Flows


                                                       Years Ended
                                                      September 30,
                                                 1996         1995        1994
                                                 ----         ----        ----



  CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss .............................   $  (694,269)   $(152,556)   $(73,784)
  Adjustments to reconcile net loss to
  net cash used by operating activities
  Non-cash items included in loss:
  Amortization and depreciation ........        17,461        4,728       2,773
  Expenses incurred without cost
  credited to additional paid in capital             0            0      40,000
  Paid through the issuance of
  common stock .........................     1,104,586      110,214      63,250
  Allowance for deferred income taxes ..       (27,050)      (5,945)    (23,526)
  Conversion of put option .............       (44,100)           0           0

  Change in assets and liabilities:
  Accounts receivable ..................      (471,095)    (135,983)          0
  Inventory ............................        24,098      (64,912)     (8,318)
  Prepaid expenses .....................         4,468       (4,468)
                                                                          8,474
  Notes and escrow receivable ..........       (14,730)     (73,659)          0
  Deposits .............................           (67)       2,765      (3,235)
  Prepaid stock subscription ...........        41,000            0           0
  Accounts payable and accrued expenses          8,576        4,772     (24,242)
                                            ----------    ---------    ---------


  Cash Used by Operations ..............       (51,122)    (315,044)    (18,608)


  CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchases of fixed and other assets ..       (42,757)     (35,725)     (1,000)
  Acquisition of patent rights .........      (210,000)           0           0

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of restricted common stock ......       515,346      433,925      20,388
  Conversion of put option into equity .        44,100            0           0
  Exercise and issuance of various options           0       38,042           0
  Loans and notes payable ..............       (18,159)       6,919       3,440
                                            ----------    ---------    ---------


  NET INCREASE (DECREASE) IN CASH ......       237,408      128,117       4,220

  CASH AT BEGINNING OF PERIOD ..........       132,739        4,622         402
                                            ----------    ---------    ---------

  CASH AT END OF PERIOD ................   $   370,147    $ 132,739    $  4,622
                                           ===========    =========    =========





   The accompanying notes are an integral part of these financial statements.


                            THE QUIGLEY CORPORATION
                      Statement of Cash Flows (continued)


                                                    Years Ended
                                                    September 30,
                                           1996          1995          1994
                                           ----          ----          ----

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
---------------------------
Expenses paid by issuance of
common stock and options ...........   $1,104,586   $  110,214   $   63,250

Non cash investing & financing:
Conversion of put option into equity       44,100

Acquisition of patent rights .......      210,000










































The accompanying notes are an integral part of these financial statements.


                                          THE QUIGLEY CORPORATION
                                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
   NOTE 10                                                                  Additional      Retained
                                           Common Stock          Issued      Paid-In        Earnings
                                               Shares            Amount      Capital        (Deficit)        Total
                                           -----------------------------------------------------------------------
Balance
Sept. 30, 1993 ............................    24,455,253    $     2,445    $ 1,761,729   $(1,882,638)   $  (118,464)

Sale of S registration
shares-net of commissions
June 1994 .................................       285,500             29         16,359                       16,388
Exercise of options by officers August 1994     3,000,000            300         20,700                       21,000
Exercise of options-
August 1994 ...............................       500,000             50            (50)                           0

Issuance of stock in settlement of
accounts payable balance-
August 1994 ..............................        256,667             26          3,474                        3,500

Issuance of stock in exchange of
loan and notes payable-
August and September 1994 .................       600,000             60         29,940                       30,000

Sale of shares-
Sept. 1994 ................................        53,334              5          3,995                        4,000

Issuance of stock for services rendered -
September 1994 ............................       100,000             10          8,740                        8,750

Expenses incurred without cost
credited to paid in capital-Note 12
                                                                                 40,000                       40,000

Net Loss for Period Ended
September 30, 1994                                                                            (73,784)       (73,784)
                                               ----------    -----------    -----------   -----------     -----------
Balance at Sept. 30, 1994 .................    29,250,754          2,925      1,884,887    (1,956,422)       (68,610)

Issuance of stock for services rendered
Oct. 1, 1994-Sept. 30, 1995 ...............       881,711             88        110,126                      110,214

Exercise of warrants-Jan. 1995 ............       211,343             21         38,021                       38,042
                                               ----------    -----------    -----------   -----------     ----------
Subtotal ..................................   $30,343,808    $     3,034    $ 2,033,034   $(1,956,422)   $    79,646

The accompanying notes are an integral part of these financial statements.



                                          THE QUIGLEY CORPORATION

                                STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Continued)

   NOTE 10                                                         Additional      Retained
                                   Common Stock          Issued      Paid-In        Earnings
                                       Shares            Amount      Capital        (Deficit)         Total
                                   -------------------------------------------------------------------------

Balance .......................     30,343,808          $3,034     $2,033,034    $(1,956,422)        $79,646

Sale of 504 Stock-
December 1994 for cash & notes-
Net of expenses ...............      1,597,000             160        185,715                        185,875

Sale of Stock Oct. 1, 1994-
Sept. 30, 1995 for cash .......      1,673,333             167        247,883        248,050

Net Loss for period ended
September 30, 1995 ............                                                     (152,556)       (152,556)
                                   -----------       ---------      ---------     -----------       --------
Balance at Sept. 30, 1995 .....     33,614,141           3,361      2,466,632     (2,108,978)        361,015

Reverse-1 for 10 Stock
split Dec. 1995 ...............    (30,252,727)

Conversion of put option to
equity Jan. 1996 ..............         42,000              42         44,058                         44,100

Shares issued to officers net
of prior compensation
recognized ....................        530,000             530        313,220        313,750

Issuance of stock for services
rendered -Oct. 1, 1995 -
Sept. 30, 1996 ................        269,320             269        580,567        580,836

Issuance of stock for Patent
rights- Note 1 ................         60,000              60        209,940                        210,000

Stock issued to
underwriter-June 1996 .........          7,873               8             (8)                             0

Exercise of warrants-
Jan. 1996 .....................          2,070               2           2,068                         2,070

Sale of Stock, options &
exercise of options-
Oct. 1, 1995- Sept. 30, 1996
for cash & notes ..............        497,087             497         512,779                       513,276

Net Loss for period ended
September 30, 1996 ............                                                     (694,269)       (694,269)

Balance at
                                    ------------------------------------------------------------------------
Sept. 30, 1996 ................      4,769,764          $4,769      $4,129,256   $(2,803,247)     $1,330,778
                                    ==========      ==========      ==========   ==+========      ==========





The accompanying notes are an integral part of these financial statements.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     (a) Organization and operations

          The Quigley Corporation (the "Company") was organized under the laws of the State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products . The products are fully developed and are being offered to the general public. For the fiscal year ended September 30, 1996 the Company had revenues of approximately $1,049,000 from the sale of these products. For the most recent fiscal periods the Company has concentrated its efforts in the promotion of a product known as "Cold-Eeze". Management believes that it can generate enough revenue in the next twelve months to sustain -the Company. Management is also pursuing additional capital through various methods.


     (b) Revenue

          Revenue is recognized from product sales when the product is shipped using the accrual basis of accounting.

     (c) Accounts Receivable

          The direct write off method of accounting for bad debts is utilized and there is no allowance for doubtful accounts. For the current period approximately $764 of bad debts was written off.


     (d) Inventory

          Inventory is stated at the lower of cost or market. Cost is determined by the first in, first out method.

     (e) Fixed Assets

          Fixed assets are reflected on the accompanying statements at cost less accumulated depreciation. A combination of the straight line and accelerated methods of depreciation is -Lased utilizing a life of five years for machinery and equipment and a life of seven years for furniture and fixtures.


     (f) Patent

          During the current fiscal period the Company reached an agreement with an individual who had patent rights on the use of zinc gluconate which is used in the formulation of the Company's products. The Company issued 60,000 of its common shares in return for the exclusive and sole right to this license / patent. The stock issued had a fair value of $210,000 and is being amortized over the remaining patent life which expires in March 2002. In addition to the payment of stock , the Company has agreed to pay royalties to the previous patentholder for the remaining term of the patent.

     (g) Deposits

          Deposits are comprised of rent security and the related accrued interest.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 1996

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)


     (h) Income Taxes

          Effective October 1, 1993 the Company changed its method of accounting for income taxes to comply with SFAS No. 109, "Accounting for-Income Taxes''- The Company has suffered net losses since inception and has a NOL car-ryforward of approximately $1,500,000. Using an 15% income tax rate results in a deferred tax asset of approximately $225,000. A valuation allowance of $168,479 was established to reduced deferred tax assets to amounts expected to be realized. This resulted in a net deferred tax asset of $56,521. Of this $27,050 was derived from the current year's NOL (after provision for the valuation allowance). This amount was credited to provision for Corporate Income Tax. Of the total tax asset- $21,564 represented prior years tax benefits ' before the adoption by the Company of SFAS No.109. This credit was reported as a Cumulative Effect Adjustment on the Statement of Operations for the period ended September 30, 1994.

     (i) Fiscal Year

          The Company's fiscal year ends September 30th.

     (j) Expenses Incurred Without Cost

          Certain expenses were incurred without cost. For the fiscal year ended Sept. 30, 1994 these costs were for $40,000 of officers' salaries. The corresponding expenses was charged on the Statement of operations and additional paid-in capital was credited for such amounts. For the fiscal years ended September 30, 1996 and 1995 the officers received remuneration of approximately $555,000 and $106,000 respectively. This includes common stock issued to the officers which was shown at fair value at the time of issuance.


NOTE 2- MANAGEMENTS PLANS

     It is managements contention that they will be able to generate sufficient cash from sales to support its operations for the following twelve month period. In addition the Company is contemplating various equity offerings in the next fiscal year.


NOTE 3- LEASE COMMITMENTS

     Operating Leases- The Company has a lease agreement on its office space which expires in December 1998. There is no lease agreement on its warehouse space and the Company occupies the premises on a month to month basis. The following table represents the future minimum rent payments required on the operating lease with terms in excess of one year as of September 30, 1996.

     Fiscal Year Ended September 30,

     1997              16,440
     1998              18,213
     1999               4,701
                      -------
                      $39,354


     Capital Leases- in the -most recent fiscal year the Company was not obligated under any capital lease.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 4 - RELATED PARTY TRANSACTIONS

     The Company had various transactions with the Ruyala Corporation since inception. Rtiyala is owned in its entirety by Wendy Quigley (the vjife of the Company's President, Guy Quigley). For part of the current fiscal year officer compensation owing to Guy and Wendy Quigley was paid to the Ruyala corporation and was charged to officers compensation on the Statement of operations.



NOTE 5- PREPAID EXPENSES & BANK LOAN PAYABLE

     Prepaid expenses represents prepaid interest on an automobile loan. The automobile loan was satisfied in its entirety in the current fiscal period.



NOTE 6- NOTES RECEIVABLE-SHAREHOLDERS

     Notes receivable include principal and interest due from a shareholder. The Company sold shares under a Section 504 registration and received a note in the amount of $61,875 in 1995. The note was originally due June 1, 1996 and bore interest at a rate of 6% per annum. The Board of Directors authorized an extension on the due date of the note till July 1, 1997. The balance as of September 30, 1996 was $53,389.

     Additionally, certain option and warrant holders exercised their options in September 1996. The full proceeds of the exercise were not received in the current period. As of September 30, 1996 the balance owing to the Company was $35,000.


NOTE 7- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses represent various short term operating expenses of the Company including the purchase of merchandise.


NOTE 8- PREPAID STOCK SUBSCRIPTION

     As of September 30, 1996 an investor deposited $41,000 for the purchase of common shares which were issued in October 1996.


NOTE 9- LOANS AND NOTES PAYABLE

     (a) As of September 30, 1995 loans payable represented an amount due to officers of $440. The loan was satisfied in full during the current fiscal period.

     (b) The Company purchased an automobile and financed part of the purchase through a bank loan. The total amount financed was $15,324 at an approximate rate of 11% for a period of 60 months. As of September 30, 1995 approximately $17,700 was owed. The loan was satisfied in full in the current period.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 10- CAPITALIZATION


     (a) In August of 1994 a option holder exercised 250,000 options in lieu of the $2,500 owed to him by the Company for advertising services rendered. The Statement of operations reflects a charge to advertising in the period where incurred.


     (b) In November 1992 , January and February 1993 the Company received a total of $35,000 from an investor. The agreement provided that the investor was to receive 12,000 restricted shares of the Company for each $1,000 invested up to an initial maximum of 1,800,000 restricted common shares for a maximum, investment of $150,000.

     The Company had granted the invest-or certain resale rights where the investor could require the Company to repurchase the shares at increasing prices ranging from $.0972 to $.105 per share. This option commenced 24 months from January 1993 and expired 36 months from such date. As of September 30, 1995 the Company had issued 420,000 shares of stock to the investor.

     Due to the potential exercise of the put option, the above mentioned shares had been segregated from the stockholders' permanent equity and had been included in the mezzanine section of the balance sheet in the amount of $44,100 (the maximum repurchase price). In the current- fiscal period the put option expired and the shares were moved to the permanent equity section.

     (c) In June of 1994 the Company sold 285,500 shares in a Regulation 'IS" sale of common shares of the Company. The shares were offered exclusively to non-US persons. The shares were sold at $.07 a share for total gross proceeds of $19,985. Commissions totaling $3,597 were deducted from these proceeds resulting in a net amount of $16,388 being forwarded to the Company.

     (d) In August 1994 various officers and / or their spouses exercised options which were issued in 1992. A total of 3,000,000 shares were issued upon the exercise of these options. The options exercised ranged in price from $.001 through $.10 per share. Total consideration was to have been $21,000. In lieu of payment, the officers applied monies owed to them by the Company.

     (e) In August 1994 Gary Quigley (a relative of theCompany's President) exercised 500,000 options out of the 1,000,000 granted to him in 1992. in lieu of paying the $.10 per share Gary Quigley relinquished the remaining 500,000 options issued to him. The options were then cancelled by the Company.

     (f) In August 1994 the Company issued 360,000 restricted shares to Dr. Robert Pollack in total repayment of a debt of $18,000 ($.05 per share). The debt was incurred over a period of fifteen months and included $820 worth of interest.

     (g) In Sept-ember 1994 the Company issued 240,000 restricted shares to Dr. and Mrs. John Godfrey in full repayment of a loan owing to them in the amount of $12,000 ($. 05 per share) .

     (h) In August 1994- 61667 restricted shares were issued to Robert Moore in payment of a debt owed to him of $1,000 ($.15 per share) for the installation of some fixed assets The balance sheet account- fixed assets was charged for this item in a prior period in the amount- of $ 1,000.

     (i) In September 1994 Mrs. Robert Pollack purchased 53,334 restricted shares of the Company at $.075 for a total cash consideration of $4,000.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 10- CAPITALIZATION (Continued)


     (j) In August 1994 the Company issued 100,000 restricted shares of common stock to Dr. John Godfrey for services rendered. A charge in the amount of $8,750 was made to services rendered on the Statement of operations for the fair value of the stock.

     (k) During the period October 1, 1994 through September 30, 2-995 various individuals purchased restricted stock from the Company. 1,884,676 shares were sold for which the Company received consideration of $243,050 or an average price of approximately $.13 per share.

     (l) In January 1995 warrants which were originally issued to the underwriter were exercised by a third party who had the warrants transferred to him. Total shares issued were 211,1343 in consideration of an $38,042 exercise price or a per share price of $.18.

     (m) In December 1994 and January 1995 the Company sold 1,597,000 shares of stock under a Registration D private placement offering for total consideration of $199,625. The Company paid commissions on the sale in the amount of $13,750 which was charged against paid in capital-. The Company received an interest bearing note receivable in the amount of $61,875 from some investors. This note is due June 1, 1997.

     (n) During the period October 1, 1994 through September 30, 1995 various individuals were issued restricted shares in return for goods and services rendered. The total number of shares issued was 881,711. The statement of operations was charged a total of $110,214 or $.125 per share for these issuance. The various expenses categories charged were:

      Services rendered\ R&D          $70,711
      Advertising & Promotion          19,813
      Legal                             7,500
      Commissions                       6,875
      Purchases of goods                2,815
      Office expense                    2,500
                                     --------
      Total                          $110,214


The valuation was based on the fair value of the stock which approximated the value of goods and services rendered.

     (o) In December 1995 the Company initiated a 1 for 10 reverse stock split and changed the par value of the stock to $.OOI per common share. In January 1996 all a, b, and c warrants exercising prices were reduced from $.25, $.50 and $.75 to $.10, $.15 and $.20 respectively. All warrants of these classes expired as of January 31, 1996.

     (p) During the period October 1, 1995 through September 30, 1996 various individuals were issued shares in return for goods and services rendered. The total number of shares (postreverse split) issued was 269,320. The statement of operations was charged a total of $580,836 or an average of $2.16 per share for these issuance. The various expenses categories charged were:

      Services rendered\ R&D      $  41,836
      Advertising & Promotion       434,000
      Legal                         105,000
                                   --------
      Total                        $580,836
                                   ========

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 10- CAPITALIZATION (Continued)


     (q) In addition, an underwriter was issued 7 ' 873 shares for services rendered. Additional paid in capital was charged for this transaction. The valuation was based on the fair value of the stock at the time of issuance.

     (r) During the period October 1, 1995 through September 30, 1996 - 530,000 shares were issued to various officers for past service rendered. The fair value of these shares was $463,750 . This amount was reduced by $150,000 which represents amounts charged in prior periods for compensation to officers which was never paid.

     (s) In January and February 1996 20,700 of A warrants were exercised by various individual who received 2,070 shares for a total consideration of $2,070.

     (t) During the period October 1, 1995 through September 30, 1996 various individuals purchased shares, options and or exercised options in the Company. The total shares issued was 497,087 and total consideration received was $515,346. By agreement with the optionholders, 1,250,000 shares of common stock underlying the purchase options were registered pursuant to Fom 8-A in Agust and October 1996.

     (u) During the current period the Company entered into a marketing agreement with Pacific Rim Pharmaceuticals for developing the Company's product in the Far East. Pacific Rim Pharmaceutical was issued 300,000 common stock Class D warrants exercisable at $1 and expiring in December 2000.


NOTE 11- INCOME

     On June 21, 1993, the Company received a non refundable deposit in the amount of $20,000 from a Canadian corporation (Cold-Eeze Canada Inc.) These monies were a deposit toward a total of $250,000 for an option to acquire the distribution rights for one of the Company's product.

     In November 1993 Cold-Eeze Canada Inc. transferred their distribution rights to Sunburst Resources. The Company and Sunburst had renegotiated the original agreement to allow for distribution in the United States on a non exclusive agreement. Sunburst agreed to pay $75,000 to the Company prior to March 15, 1994. On January 15, 1994 the Company received the first installment of $12,500. In January 1994 the Company terminated its agreement with Sunburst as they had reneged on any further payments. The receipt of these monies was shown as income from the sale of distribution rights on the Statement of operations in the period that negotiations ceased.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 12- EXPENSES

     (a) Certain expenses were incurred without cost. Management's estimate of the value of these costs are:

                                             For year
                                        ended September 30,
                                          1995 and 1996           1994
                                        -------------------       ----

         Officer's Salary                      $ 0              $40,000

The corresponding expense was charged on the statement of operations and additional paid-in capital was credited for such amounts.

     (b) Administrative expenses are comprised mainly of office expense, supplies and employee business expenses.


NOTE 13- COMMITMENTS AND CONTINGENCIES

     The Company is obligated on a lease on its office which expires December 1998. The current monthly rent is $1,370.


NOTE 14- STOCK OPTIONS AND WARRANTS

     As of September 30, 1996 the following is a list of stock warrants outstanding:

                                    PRICE        ---------DATE OF---------
     AMOUNT             CLASS     EXERCISE       ISSUANCE       EXPIRATION
     ------             -----     --------       --------       ----------

        850,000           E         $3.50          JULY 1996       JUNE 2001
        250,000           D         $1.00          DEC. 1995       DEC. 2000
        250,000           D         $1.00          DEC. 1994       DEC. 2000
        300,000           D         $1.00          FEB. 1996       DEC. 2000


     During the current period the Company sold incentive stock options to various salesman. The Company received a total of $960 from the sale of these options. 140,000 options were issued in total and the exercise price ranges from $1.25 to $1.50. The options expire in 1998 and are exercisable upon reaching certain sales goals.


NOTE 15- SUBSEQUENT EVENTS

     On October 1, 1996 the Company hired the investment banking firm, Sands Brothers & Co. to assist in raising additional capital needed for expansion purposes. The company is considering a private placement of common stock pursuant to Regulation D. It is estimated that total funds raised will be in range of $6,000,000 - $8,000,000.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUIGLEY CORPORATION




   By:     /s/ Guy J. Quigley
               --------------
         Guy J. Quigley, President and
         Chief Executive Officer

         Dated: December 30, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                        Title                      Date


         /s/ Guy J. Quigley
             --------------
             Guy J. Quigley           Chairman of the Board,         12/31/96
                                      President, Chief
                                      Executive Officer
                                      and Director


         /s/ Eric H. Kaytes
             --------------
             Eric H. Kaytes           Vice Pres. of Finance,         12/31/96
                                      CFO, Secretary-Treas.,
                                      and Director


         /s/ Charles A. Phillips
             -------------------
             Charles A. Phillips      Vice President, COO            12/31/96
                                      and Director

         /s/ Dr. Robert L. Pollack
             ---------------------
             Dr. Robert L. Pollack    Director                       12/31/96