Form 10KSB/A
period 1996-09-30
QUIGLEY CORP
filed 1997-01-02
CIK 868278

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

                Securities registered pursuant to Section 12(b)
                               of the Act: None
                Securities registered pursuant to Section 12(g)
                   of the Act: COMMON STOCK ($.001 Par Value)

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

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company suffered losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                 /s/ Nathum Blumenfrucht
                                                     -------------------
                                                     Nathum Blumenfrucht
                                               Certified Public Accountant

Brooklyn, New York
December 12, 1996




                            THE QUIGLEY CORPORATION
                                 Balance Sheet

                              As of September 30,

                                    ASSETS
                                    ------
                                                           1996       1995
                                                           ----       ----

CURRENT ASSETS
   Cash .............................................  $ 370,147    $ 132,739
   Accounts receivable-Note 1 .......................    607,078      135,983
   Notes receivable-Shareholder-Note 6 ..............     88,389       64,659
   Inventory-Note 1 .................................     58,339       82,437
   Due from attorney's escrow .......................          0        9,000
   Prepaid expenses-Note 5 ..........................          0        4,468
                                                      ----------   ----------
          TOTAL CURRENT ASSETS ......................  1,123,953      429,286

FIXED AND OTHER ASSETS
   Fixed Assets (net of acc. depreciation
   of $28,337 and $14,010) - Note 1 .................     65,314       36,884
   Intangible Asset - Patent ( net of acc
   amortization of $3,134 in 1996)- Note 1...........    206,866            0
   Deposits- Note 1 .................................      3,377        3,310
   Deferred taxes- Note 1 ...........................     56,521       29,471
                                                      ----------   ----------


TOTAL FIXED AND OTHER ASSETS ........................    332,078       69,665
                                                      ----------   ----------

TOTAL ASSETS ........................................ $1,456,031     $498,951
                                                      ==========   ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable & accrued expenses-Note 7 ........  $ 84,253     $ 75,677
   Prepaid stock subscription-Note 8 .................    41,000            0
   Loans and note payable-Note 9 .....................         0        4,453
                                                      ----------   ----------

          TOTAL CURRENT LIABILITIES ..................   125,253       80,130

NON CURRENT LIABILITIES
   Auto loan payable-non current portion .............         0       13,706

   Restricted stock sold under put option
   420,000 common shares-Note 10 .....................         0       44,100

STOCKHOLDERS' EQUITY - Note 10
   Common Stock, $.001 par value; authorized 25,000,000
   shares, issued and outstanding, 4,769,764
   shares in 1996 and 3,361,414 shares in 1995 ........    4,769        3,361

Additional paid-in capital .........................   4,129,256    2,466,632
Accumulated Deficit ................................  (2,803,247)  (2,108,978)
                                                      ----------   ----------

TOTAL STOCKHOLDERS' EQUITY .........................   1,330,778      361,015
                                                      ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........  $1,456,031     $498,951
                                                      ==========   ==========






The accompanying notes are an integral part of these financial statements.



                            THE QUIGLEY CORPORATION
                            Statement of Operations

                                                     Years Ended September 30,
                                                              1996           1995           1994

REVENUE
Sales ................................................   $ 1,049,561    $   501,903    $    76,907
   Cost of Goods Sold ................................       283,967        111,834         26,751
                                                         -----------    -----------    -----------
Gross Profit .........................................       765,594        390,069         50,156

GENERAL AND ADMINISTRATIVE EXPENSES

        Officer salaries & payroll taxes .............       558,281        106,660         50,000
        Services rendered & R&D-Note 10 ..............        71,256         80,411          8,750
        Administrative expenses-Note 12 ..............        42,906         39,305         26,949
        Commissions, consulting & royalties ..........        77,030         58,711          6,100
        Travel, entertainment and shows ..............         6,009         13,758         15,551
        Depreciation and amortization ................        17,461          4,728          2,773
        Utilities ....................................        11,013          9,498          9,722
        Advertising and promotion ....................       570,752         93,931          3,056
        Professional .................................        65,268         69,325         (8,081)
        Rent .........................................        28,265         20,029         32,893
        Interest .....................................         4,523          3,728          3,676
        Insurance ....................................        19,878         25,697          5,390
        Office and equipment rental ..................         1,522          1,290         13,446
        Waages and outside labor .....................        10,901         18,156              0
        Dues and subscriptions .......................         1,777          1,420              0
        Stock transfer and maintenance fees ..........         4,462          3,600          5,700
        Miscellaneous ................................         2,490          2,449          4,090
                                                        ------------   ------------   ------------
     Total General and
     administrative expenses .........................     1,493,794        552,696        180,015
                                                        ------------   ------------   ------------
     Loss before other income provision for income
     tax and cumulative effective adjustment .........      (728,200)      (162,627)      (129,859)
     Interest Income .................................         6,881          4,126             49
     Sale of distribution rights-Note 11 .............             0              0         32,500
                                                        ------------   ------------   ------------
        Subtotal .....................................      (721,319)      (158,501)       (97,310)

  Less:  Provision for Corporate Income
             Tax -(Credit)- Note I ...................       (27,050)        (5,945)         1,962
                                                        ------------   ------------   ------------
        Loss before cumulative adjustment ............      (694,269)      (152,556)       (95,348)

Less:  Cumulative Effect Adjustment - (Credit)- Note 1          --             --           21,564
                                                        ------------   ------------   ------------
Net Loss                                                 $  (694,269)   $  (152,556)   $   (73,784)
                                                        ============   ============   ============

Loss per share:
     Prior to cumulative effect adjust ...............          (.15)          (.00)          (.01)
     Cumulative effect adjustment ....................          (.15)          (.00)            -
                                                        ------------   ------------   ------------
NET LOSS PER SHARE ...................................   $      (.15)   $      (.00)   $      (.01)
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

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                             September 30, 1996

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)


     (h) Income Taxes

          Effective October 1, 1993 the Company changed its method of accounting for income taxes to comply with SFAS No. 109, "Accounting for-Income Taxes" - The Company has suffered net losses since inception and has a NOL carry forward of approximately $1,500,000. Using an 15% income tax rate results in a deferred tax asset of approximately $225,000. A valuation allowance of $168,479 was established to reduced deferred tax assets to amounts expected to be realized. This resulted in a net deferred tax asset of $56,521. Of this $27,050 was derived from the current year's NOL (after provision for the valuation allowance). This amount was credited to provision for Corporate Income Tax. Of the total tax asset- $21,564 represented prior years tax benefits before the adoption by the Company of SFAS No.109. This credit was reported as a Cumulative Effect Adjustment on the Statement of Operations for the period ended September 30, 1994.

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

     Fiscal Year Ended September 30,

     1997              16,440
     1998              18,213
     1999               4,701
                      -------
                      $39,354
                      =======

     Capital Leases- in the -most recent fiscal year the Company was not obligated under any capital lease.

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 4 - RELATED PARTY TRANSACTIONS

          The Company had various transactions with the Ruyala Corporation since inception. Ruyala is owned in its entirety by Wendy Quigley (the wife of the Company's President, Guy Quigley). For part of the current fiscal year officer compensation owing to Guy and Wendy Quigley was paid to the Ruyala corporation and was charged to officers compensation on the Statement of operations.



NOTE 5- PREPAID EXPENSES & BANK LOAN PAYABLE

     Prepaid expenses represents prepaid interest on an automobile loan. The automobile loan was satisfied in its entirety in the current fiscal period.



NOTE 6- NOTES RECEIVABLE-SHAREHOLDERS

     Notes receivable include principal and interest due from a shareholder. The Company sold shares under a Section 504 registration and received a note in the amount of $61,875 in 1995. The note was originally due June 1, 1996 and bore interest at a rate of 6% per annum. The Board of Directors authorized an extension on the due date of the note untill July 1, 1997. The balance as of September 30, 1996 was $53,389.

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

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996


NOTE 10- CAPITALIZATION

     (a) In August of 1994 an option holder exercised 250,000 options in lieu of the $2,500 owed to him by the Company for advertising services rendered. The Statement of operations reflects a charge to advertising in the period where incurred.

     (b) In November 1992 , January and February 1993 the Company received a total of $35,000 from an investor. The agreement provided that the investor was to receive 12,000 restricted shares of the Company for each $1,000 invested up to an initial maximum of 1,800,000 restricted common shares for a maximum, investment of $150,000.

     The Company had granted the investor certain resale rights where the investor could require the Company to repurchase the shares at increasing prices ranging from $.0972 to $.105 per share. This option commenced 24 months from January 1993 and expired 36 months from such date. As of September 30, 1995 the Company had issued 420,000 shares of stock to the investor.

     Due to the potential exercise of the put option, the above mentioned shares had been segregated from the stockholders' permanent equity and had been included in the mezzanine section of the balance sheet in the amount of $44,100 (the maximum repurchase price). In the current- fiscal period the put option expired and the shares were moved to the permanent equity section.

     (c) In June of 1994 the Company sold 285,500 shares in a Regulation "S" sale of common shares of the Company. The shares were offered exclusively to non-US persons. The shares were sold at $.07 a share for total gross proceeds of $19,985. Commissions totaling $3,597 were deducted from these proceeds resulting in a net amount of $16,388 being forwarded to the Company.

     (d) In August 1994 various officers and / or their spouses exercised options which were issued in 1992. A total of 3,000,000 shares were issued upon the exercise of these options. The options exercised ranged in price from $.001 through $.10 per share. Total consideration was to have been $21,000. In lieu of payment, the officers applied monies owed to them by the Company.

     (e) In August 1994 Gary Quigley (a relative of the Company's President) exercised 500,000 options out of the 1,000,000 granted to him in 1992. in lieu of paying the $.10 per share Gary Quigley relinquished the remaining 500,000 options issued to him. The options were then cancelled by the Company.

     (f) In August 1994 the Company issued 360,000 restricted shares to Dr. Robert Pollack in total repayment of a debt of $18,000 ($.05 per share). The debt was incurred over a period of fifteen months and included $820 worth of interest.

     (g) In Sept-ember 1994 the Company issued 240,000 restricted shares to Drs. Godfrey in full repayment of a loan owing to them in the amount of $12,000 ($. 05 per share) .

     (h) In August 1994, 6,667 restricted shares were issued to Robert Moore in payment of a debt owed to him of $1,000 ($.15 per share) for the installation of some fixed assets The balance sheet account- fixed assets was charged for this item in a prior period in the amount of $1,000.

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

     (k) During the period October 1, 1994 through September 30, 1995 various individuals purchased restricted stock from the Company. 1,884,676 shares were sold for which the Company received consideration of $243,050 or an average price of approximately $.13 per share.

     (l) In January 1995 warrants which were originally issued to the underwriter were exercised by a third party who had the warrants transferred to him. Total shares issued were 211,343 in consideration of an $38,042 exercise price or a per share price of $.18.

     (m) In December 1994 and January 1995 the Company sold 1,597,000 shares of stock under a Registration D private placement offering for total consideration of $199,625. The Company paid commissions on the sale in the amount of $13,750 which was charged against paid in capital. The Company received an interest bearing note receivable in the amount of $61,875 from some investors. This note is due June 1, 1997.

     (n) During the period October 1, 1994 through September 30, 1995 various individuals were issued restricted shares in return for goods and services rendered. The total number of shares issued was 881,711. The statement of operations was charged a total of $110,214 or $.125 per share for these issuance. The various expenses categories charged were:

      Services rendered\ R&D          $70,711
      Advertising & Promotion          19,813
      Legal                             7,500
      Commissions                       6,875
      Purchases of goods                2,815
      Office expense                    2,500
                                     --------
      Total                          $110,214
                                     ========

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
                                   ========

                            THE QUIGLEY CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1996

NOTE 10- CAPITALIZATION (Continued)


     (q) In addition, an underwriter was issued 7,873 shares for services rendered. Additional paid in capital was charged for this transaction. The valuation was based on the fair value of the stock at the time of issuance.

     (r) During the period October 1, 1995 through September 30, 1996 - 530,000 shares were issued to various officers for past service rendered. The fair value of these shares was $463,750 . This amount was reduced by $150,000 which represents amounts charged in prior periods for compensation to officers which was never paid.

     (s) In January and February 1996 20,700 of A warrants were exercised by various individuals who received 2,070 shares for a total consideration of $2,070.

     (t) During the period October 1, 1995 through September 30, 1996 various individuals purchased shares, options and or exercised options in the Company. The total shares issued was 497,087 and total consideration received was $515,346. By agreement with the optionholders, 1,250,000 shares of common stock underlying the purchase options were registered pursuant to Form S-8 in August and October 1996.

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

         Dated: December 31, 1996

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