Form 10QSB
period 1996-12-31
QUIGLEY CORP
filed 1997-02-18
CIK 868278

February 18, 1997




US Securities & Exchange Commission,
450 Fifth Street, N.W.
Washington, DC 20549




                  RE: The Quigley Corporation ("Registrant")
                 Form 10-QSB - Period Ended December 31, 1996


Dear Sir:

   Enclosed herewith is original and 2 copies of above Registrant's Form 10-QSB, together with 5 additional conformed copies of such 10-QSB.

   Kindly acknowledge receipt of the enclosed by signing and returning the enclosed self address post card.

Sincerely,

/s/ Guy J. Quigley
    --------------

    Guy J. Quigley
    President, Chief Executive Officer








cc:   William Reilly Esq.
      Nathhan Blumenfrucht CPA

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB


[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarterly period ended
                                      or

[XX]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
   EXCHANGE ACT OF 1934

     For the transition period from October 1, 1996 to December 31, 1996

                       Commission File Number: 01-21617

                            THE QUIGLEY CORPORATION
            (Exact name of registrant as specified in its charter)


                 Nevada                              23-2577138
   -------------------------------        ---------------------------------
   (State or other jurisdiction of        (IRS Employer Identification No.)
   incorporation  or  organization)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

                  Landmark Building, 10 South Clinton Street,
                             Doylestown, PA              18901
              (Address of principle executive offices) (Zip Code)

                                (215) 345-0919
             (Registrant's telephone number, including area code)

             (Former name, former address and former fiscal year,
                         if changed since last report)

           Former fiscal year, October 1, 1995 to September 30, 1996

Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996 12,099,192 shares, all of one class of $.0005 par value common stock.

                               Table Of Contents


                                                            Page No.

Part I - Financial Information


Item 1.   Financial Statements                                   3-7

Item 2.   Managements' Discussion And Analysis Of
          Financial Condition And Results Of Operations          8



Part II - Other Information

Item 3.   Legal Proceedings                                      9

Item 2.   Changes In Securities                                  9

Item 3.   Defaults Upon Senior Securities                        9

Item 4.   Submission Of Matters To A Vote Of Security Holders    9

Item 5.   Other Information                                      9

Item 6.   Exhibits And Reports On Form 8-K                       9

Signatures                                                       9

Edgar     Exhibit 27                                            10





                            THE QUIGLEY CORPORATION
                                BALANCE SHEETS

                                                    (Unaudited)
                                                    December 31,  September 30,
                                                         1996           1996

                                    ASSETS
 Current Assets:
       Cash ........................................   $2,455,973   $  370,147
       Notes receivable ............................       54,189       88,389
       Accounts receivable, net ....................    2,200,824      607,078
       Due from attorneys' escrow account ..........      260,000         --
       Inventory ...................................      300,732       58,339
       Other current assets ........................        9,857         --
                                                       ----------   ----------
           TOTAL CURRENT ASSETS ....................    5,281,575    1,123,953
                                                       ----------   ----------

 EQUIPMENT - Less accumulated depreciation .........       66,599       65,314
                                                       ----------   ----------

 OTHER ASSETS:
       Patent rights - Less accumulated amortization      267,985      206,866
       Deferred income taxes .......................      715,825       56,521
       Other assets ................................        3,389        3,377
                                                       ----------   ----------
            TOTAL OTHER ASSETS .....................      987,199      266,764
                                                       ----------   ----------

 TOTAL ASSETS ......................................   $6,335,373   $1,456,031
                                                       ==========   ==========



                     LIABILITIES AND STOCKHOLDER'S EQUITY

    CURRENT LIABILITIES:
          Accounts payable .....................   $   131,797    $    63,139
          Accrued expenses .....................       749,996         21,114
          Accrued income taxes .................       622,318           --
          Stock subscription payable ...........          --           41,000
                                                   -----------    -----------
               TOTAL CURRENT LIABILITIES .......     1,504,111        125,253
                                                   -----------    -----------

    STOCKHOLDER'S EQUITY:
          Common Stock, $.0005 par value;
          authorized 25,000,000; issued and
          outstanding 12,099,192 and 9,539,528
          shares (Note 2) ......................         6,049          4,769
          Additional paid-in capital ...........     5,978,390      4,129,256
          Deficit ..............................      (851,758)    (2,803,247)
          Stock subscription receivable ........      (301,419)          --
                                                   -----------    -----------
               TOTAL STOCKHOLDE'S EQUITY ......     4,831,262      1,330,778
                                                   -----------    -----------


    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..   $ 6,335,373    $ 1,456,031
                                                   ===========    ===========


                See accompanying notes to financial statements





                            THE QUIGLEY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unuadited)


                                                   Three months ended

                                              December 31,  December 31,
                                                  1996           1995
                                              -----------   -----------


NET SALES ...................................   $4,091,653   $   147,718
                                               -----------   -----------

COST OF SALES ...............................    1,374,327        17,975
                                               -----------   -----------

GROSS PROFIT ................................    2,717,326       129,743
                                               -----------   -----------


OPERATING EXPENSES:
   Sales and marketing ......................      585,202        37,510
   Administration ...........................      217,621        96,580
                                               -----------   -----------
TOTAL OPERATING EXPENSES.....................      802,823       134,090
                                               -----------   -----------


INCOME BEFORE TAXES .........................    1,914,503        (4,347)
                                               -----------   -----------

INCOME TAXES (Note 4)........................      (36,986)        --
                                               -----------   -----------

NET INCOME ..................................   $1,951,489   ($    4,347)
                                               ===========   ===========


Earnings  per common share:

   Primary (Notes 2 and 3)...................   $      .14         --
                                                ==========

   Fully diluted (Notes 2 and 3).............   $      .14         --
                                                ==========

Weighted average common shares outstanding:

   Primary (Notes 2 and 3)................... 13,881,028      10,562,828

   Fully diluted (Notes 2 and 3)............. 13,881,028      10,562,828







          See accompanying notes to financial statements




                            THE QUIGLEY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                       Three months ended


                                                      December 31, December 31,
                                                           1996         1995

OPERATING ACTIVITIES:
   Net income (loss) ................................   $1,951,489   $ (4,347)
                                                        ----------   --------
   Adjustments to reconcile net income (loss)
      to net cash used by operating activities:
         Depreciation and amortization ..............       18,807       --
         Deferred income taxes ......................     (659,304)      --
         (Increase) decrease in assets:
              Notes receivable ......................       34,200     (1,080)
              Accounts receivable ...................   (1,593,746)   (76,317)
              Inventory .............................     (242,393)     8,333
              Other current assets ..................       (9,857)       253
         Increase (decrease) in liabilities:
              Accounts payable ......................       68,658     23,793
              Accrued expenses ......................      728,882     (1,002)
              Accrued income taxes ..................      622,318       --
              Stock subscription payable ............      (41,000)      --
                                                        ----------   --------
                   Total adjustments ................   (1,073,435)   (46,020)
                                                        ----------   --------

         NET CASH PROVIDED BY OPERATING ACTIVITES ...      878,054    (50,367)
                                                        ----------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................       (6,212)    (2,760)
   Patent rights and other assets ...................      (75,011)      --
                                                        ----------   --------

         NET CASH FLOWS FROM INVESTING ACTIVITIES ...      (81,223)    (2,760)
                                                        ----------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued for services performed .......      217,814       --
   Common stock issued from exercise of options
   and warrants .....................................    1,590,000       --
   Common stock issued from sale of stock and options       42,600       --
   Due from attorneys' escrow account ...............     (260,000)
   Stock subscription receivable ....................     (301,419)
                                                        ----------   --------
         NET CASH FLOWS FROM FINANCING ACTIVITIES ...    1,288,995       --
                                                        ----------   --------

         NET INCREASE (DECREASE) IN CASH ............    2,085,826    (53,127)

CASH AT BEGINNING OF PERIOD .........................      370,147    132,739
                                                        ----------   --------

CASH AT END OF PERIOD ...............................   $2,455,973   $ 79,612
                                                        ==========   ========


                See accompanying notes to financial statements





                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND GENERAL

The Quigley Corporation (the "Company"), organized under the laws of the state of Nevada, is primarily engaged in the development and marketing of homeopathic cold remedies. The products developed are being offered to the general public through distributors, brokers, mail order, and are currently being featured on the QVC Cable TV shopping network. For the fiscal periods presented, and for the immediate future, the Company plans to continue concentrating its efforts in the promotion of its major product "Cold-Eeze". This product is covered by patents registered in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany and pending in Japan. Research is continuing on this product in order to maximize its full potential use for the general public.

On July 15, 1996, results were published in the Annals of Internal Medicine - Vol. 125 No 2, of a new randomized double-blind placebo-controlled study of the common cold, which had commenced at the Cleveland Clinic Foundation, on October 3, 1994. This study had results that showed a 42% reduction in the duration of the common cold.

The Company has exclusive worldwide use, manufacturing, marketing and distribution rights for the zinc gluconate/glycine lozenge formulation, known as "Cold-Eeze". The goal of the Company is to have consumers worldwide make "Cold-Eeze" their preferred choice for relief from the common cold.

The Balance Sheet as of December 31, 1996, the Statements of Operations, and the Statements of Cash Flows for the three month periods ended December 31, 1996 and 1995, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes for the fiscal year ended September 30, 1996 in the Companys' Form 10-KSB.


NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

On January 15, 1997, the Company split its common stock on a two-for-one basis. Therefore, all share data such as, par value, earnings per share, options exercised, warrants granted, cash received or to be received for outstanding options and warrants are all on a post-split basis.

During the three month period ended December 31, 1995, there were no transactions affecting stockholders equity.

From October 1, 1996 to December 31, 1996, there were 2,365,000 shares issued through the exercise of stock options and warrants of the Company, shares numbering 54,664 were issued for cash payment, and 140,000 were issued for services rendered to the Company. The difference between the option payment price, cash received, or fair market value for services rendered, resulted in an increase to the additional paid-in-capital of the Company.

As of October 1, 1996, there were 5,810,000 unexercised options and warrants. During the period ended December 31, 1996, 2,265,000 options and warrants were exercised at various prices. In November of 1996, the Company issued 350,000 warrants to purchase the Companys' stock at $2.50 per share. At December 31, 1996, there were a total of 3,895,000 (of which 3,595,000 are currently exercisable) of unexercised issued options and warrants of the Companys' stock.

Of the shares issued through the exercise of stock options and warrants, monies in the amount of $301,419, still owing to the Company, are classified as a contra account in stockholders' equity.

In addition, the contract, as modified in November 1996, with Sands Brothers & Co., Ltd., the Companys' investment banker, for the purpose of raising additional capital needed for expansion, stipulates that "Sands" has the conditional right to purchase, at $10 per share, 200,000 shares of the Companys' stock, for every million dollars they identify for the Company in a private placement of the Companys' stock pursuant to Regulation D. Current plans of the Company is that the private placement is not to exceed $10 million.

NOTE 3 - EARNINGS PER SHARE

Earnings and net loss per share is based on the weighted average number of common shares outstanding during the three months ended December 31, 1996 and 1995. During the period ended December 31, 1995, no effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

NOTE 4 - INCOME TAXES

Income taxes resulted in a credit for the period ended December 31, 1996 because of an excess valuation account at September 30, 1996 that provided for deferred taxes at a rate of 15% instead of the 40.5% used at December 31, 1996. Based upon the expectations for the Company at September 30, 1996, a "qualification for a going concern" was made in the audit report of the Company. Thereby indicating the valuation account and rates used were determined to be adequate at that time.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In November 1996, the Company and George J. Longo entered into an employment agreement for a period of five years. This agreement provides for, among other things, that Mr. Longo, commencing in January 1997, is to serve as the Chief Financial Officer for the Company, a starting base salary of $80,000 per annum, and the granting of 50,000 warrants to purchase the Companys' stock at $2.50 per share.

NOTE 6 - OTHER MATTERS

On January 2, 1997, the Board of Directors approved the change of the Comapnys' fiscal year from September 30 to December 31 to reflect the fiscal year which has been generally adopted by the pharmaceutical industry. The audited statements for the transition period October 1, 1996 to December 31, 1996 will be filed by the Company of Form 10-KSB for the calendar year ended December 31, 1997, and will be audited by Nachum Blumenfrucht, CPA.

On January 29, 1997, the Company engaged the independent accounting firm of Coopers & Lybrand L.L.P. to audit the Companys' financial statements for the calendar year 1997. The replacement of the previous certifying accountant, Nachum Blumenfrucht, CPA, was made by approval of the Board of Directors of the Company and with agreement of Mr. Blumenfrucht. This change was due to the dramatic expansion of business operations undertaken by the Company since the close of the prior fiscal year. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any reportable event required to be disclosed.

ITEM 2: MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After  extensive   research  and  development,   coupled  with  consumer  test
marketing, the Company launched its products into the marketplace on a limited basis on October 1, 1994. The Companys' major product,"Cold-Eeze TM", is designed for the commercial marketplace of Health Food Stores, Drug and Chain
Stores  and   Supermarkets.   Upon   completion   of  a  second   double-blind
placebo-controlled study at the Cleveland Cleveland Clinic Foundation, which proved that Cold-Eeze, utilizing 13.3mg of zinc gluconate/glycine, reduced the duration and severity of the common cold by 42%. These results were then peer-published in The Annals Of Internal Medicine. This study also confirmed a previous Cold-Eeze study conducted at the Dartmouth College Cold Clinic which was peer-published in the Journal Of International Medical Research. The Dartmouth study, using a 23mg zinc gluconate/glycine lozenge, also resulted in a 42% reduction in the duration and severity of the common cold.

In keeping with Homeopathy "less is more" was achieved in foregoing a reduction of dosage and under the previously reported direction of David Riley MD, a known authority on homeopathy and the only physician authorized by HPUS, the company has completed the process of a homeopathic proving on zinc gluconate (the active ingredient of our cold therapy). At our Compan's sole expense, zinc gluconate now has a homeopathic drug proving and a clinical trial demonstrating its effectiveness. A monograph has been filed with HPCUS (Homeopathic Pharmacopoeia Convention of the United States) for consideration and has been approved by the HPUS preliminary committee and the Pharmacy committee. It should be included in the pharmacopoeia without any difficulty.

Cold-Eeze is currently distributed, but not limited to the following distribution outlets, Chain Stores and/or Distributors Inc.: McKesson - Zee Medical - Foxmeyer Corp. - F. Dohman Company, - Bergen Brunswick - Amerisourse
- US Health Distributors Cardinal Health - Walgreen's - Eckerd - Revco - RiteAid- Thrift Drug - CVS - Albertsons - Kmart - Osco/Savon - American Stores
- H.E. Butt and endless other smaller chains and independent outlets. Sister product, Cold-Eezer Plus, continues to be sold successfully in the alternative marketplace of Doctor's Offices and the home shopping channel QVC where the product has appeared over 50 times.

For those with access to the Internet, the Company has created an information web site, which can be visited by using the following address:
http://www.quigleyco.com - The Company can also be E-mailed at: quigley@quigleyco.com.

RESULTS OF OPERATIONS

For the three months ended December 31, 1996, the Compnay reported revenues of $4,091,653 and a net income of $1,951,489, as compared with revenues of $147,718 and a net loss of ($4,347) for the comparable period ended December 31, 1995. This substantial increase in revenue and profits is primarily due to the Companys' national marketing program coupled with the publication of a recent clinical trial study in a medical journal, proving the effectivess of Cold-Eeze as a remedy for the common cold. Prior to the release of this study, financial information reported does not really compare to the financial relationships that are present in the three months period ended December 31, 1996. Also, It is expected that the Company will experience significant continued growth for the calendar year 1997. The current gross profit rate of 66.4% should remain as a relative constant going forward, especially for the immediate future. Accordingly, until other strategies are implemented in the future, an effective tax rate for the Company should approximate 40% .

Operating expenses, such as delivery, brokerage commissions, promotion, and advertising costs, increased significantly over the prior comprable period due to the national marketing efforts of the Cold-Eeze product. These expenses accounted for approximately $585,202 of the total operating costs of $802,823 for the three months ended December 31, 1996 as compared to total operating costs of $134,090 for the prior comprable period.

Although the Company expects that sales levels will be highest during the peak cold season from September through March, new marketing plans are under way as well as exploring sales in the Southern Hemisphere, which has a cold season that is opposite of North America to help counteract the current seasonality for the product.

Total assets of $6,335,373, working capital of $3,777,464 and shareholders' equity of $4,831,262 for the period ended December 31, 1996, increased dramatically from the prior comprable period. This occurred primarily from significant sales increases which thereby increased accounts receivable by $1,593,746 and inventories by $242,393. Also, issuance of common stock related transactions totaling $1,815,795 contributed to the balance sheet increases.



                           PART II/Other Information



Item 1.   Legal proceedings                                           None

Item 2.   Changes in securities                                       None

Item 3.   Defaults upon senior securities                             None

Item 4.   Submission of matters to a vote of security holders         None

Item 5.   Other information                                           None

Item 6. Exhibits and reports on Form 8-K a) Form 8-K was filed on February 4, 1997 covering all items specified in Note 6 to the Companys' financial statements



SIGNATURES

Pursuant to the requirements of the be signed Securities Exchange Act of 1934, the registrant has duly caused this report to on its behalf by the undersigned thereunto duly authorized.


                                               THE QUIGLEY CORPORATION



                                            By:  /s/ Guy J. Quigley
                                                     --------------

                                            Guy J. Quigley
                                            President, Chief Executive Officer

Date: February 18, 1997