Form 10KSB/A
period 1996-09-30
QUIGLEY CORP
filed 1997-04-04
CIK 868278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the fiscal year ended September 30, 1996

                          COMMISSION FILE NO. 01-21617
                          ----------------------------

                             THE QUIGLEY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

              Nevada                                   23-2577138
--------------------------------------------------------------------------------
(State or other jurisdiction                 (IRS Employer Identification No.)
 of incorporation or organization)


              LANDMARK BUILDING, PO BOX 1349, DOYLESTOWN, PA 18901
                 -------------------------------------------------
                    (Address of principal executive offices)

               Registrant's telephone number, including area code:
                                  215-345-0919

                 Securities registered pursuant to Section 12(b)
                                of the Act: NONE
                 Securities registered pursuant to Section 12(g)
                   of the Act: COMMON STOCK ($.001 PAR VALUE)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No/ /

As of December 31, 1996, the aggregate market value of the voting stock (all of one class $.001 par value Common Stock) held by non-affiliates of the Registrant was $74,674,850 based upon the average of the closing Bid and Asked prices of the Common Stock on that date as reported on the OTC Bulletin Board.

Number of shares of each of the Registrant's classes of securities (all of one class of $.001 par value Common Stock) outstanding on December 31, 1996:
6,049,596.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         SEE, Consolidated Financial Statements.

NARRATIVE DESCRIPTION OF BUSINESS OPERATIONS

Since its inception, the Registrant has conducted research and development into various types of health-related food supplements and homeopathic cold remedies. Prior to the current fiscal year, the Registrant has had minimal revenues from operations and as a result had suffered continuing losses due to research and development and operations expenses. However, the Registrant's product line has been developed, and during the most recent fiscal year ended September 30, 1996 ("Fiscal 1996"), the Registrant has had increasing and significant revenues from its national marketing program and increasing public awareness of its Cold-Eeze(TM) lozenge product.

The Registrant's initial business was the marketing and distribution of a line of nutritious health supplements (hereinafter "Nutri-Bars"). Beginning in 1995, the Registrant minimized its marketing of the Nutri-Bars and focused its efforts on the development and marketing of the Registrant's patented Cold-Eeze(TM) zinc gluconate cold relief lozenge product.

Since June, 1996, the Registrant has concentrated its business operations exclusively on the manufacturing, marketing and development of its proprietary Cold-Eeze(TM) and Cold-Eezer Plus cold-remedy lozenge products and on development of various product extensions. The Registrant's lozenge products are based upon a proprietary zinc gluconate formula which in a clinical study conducted by The Cleveland Clinic has been shown to reduce the severity and duration of the common cold. The Quigley Corporation acquired world-wide manufacturing and distribution rights to this formulation in 1992 from Dr. John Godfrey and commenced national marketing in 1996.

PRODUCTS

THE COLD-EEZE(TM) COLD REMEDY LOZENGE

In May, 1992, the Registrant entered into an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate/glycine lozenge formulation developed by Dr. John C. Godfrey, Ph.D., and patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. This product is presently being marketed by the Registrant under the tradename Cold-Eeze(TM) by the Registrant directly and also through independent brokers and marketers, and is a featured product on the QVC Cable TV shopping network.

In 1996, the Registrant also acquired an exclusive license to a zinc gluconate use patent which had been patented by George Eby III, thereby assuring the Registrant of exclusivity in the manufacturing and marketing of zinc gluconate formulated cold relief products.

Under an FDA approved Investigational New Drug Application, filed by Dartmouth College, a randomized double- blind placebo-controlled study (randomized study), conducted at Dartmouth College Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

ROYALTY AND EMPLOYMENT AGREEMENTS

The Cold-Eeze(TM) product is manufactured for the Registrant by an independent manufacturer and marketed by the Registrant in accordance with the terms of the licensing agreement (between the Registrant and Godfrey Science & Design, Inc. and John C. Godfrey, Ph.D; hereinafter "Dr. Godfrey"). The contract is assignable by the Registrant with Dr. Godfrey's consent. Throughout the duration of the agreement Dr. Godfrey is to receive a three percent (3%) royalty on all gross sales (subsequent to the Registrant receiving payment upon such gross sales).

A separate consulting agreement between the parties referred to directly above was similarly entered into on May 4, 1992 whereby Dr. John C. Godfrey and Dr. Nancy J. Godfrey are to receive a consulting fee of two percent (2%) of gross sales of the lozenge by the Registrant for his consulting services to the Registrant with respect to such product.

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

BROKER, DISTRIBUTOR AND REPRESENTATIVE AGREEMENTS

The Registrant has several Broker, Distributor and Representative Agreements, both Nationally and Internationally. These agreements are sales performance based and in addition the Registrant has also issued incentive common stock purchase options to its Brokers, Distributors and Representatives.

PATENTS

The Registrant currently owns no patents. However, the Registrant has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc/gluconate/glycine lozenge formulation developed by Dr. John C. Godfrey, Ph.D., and patented as follows:

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

RESEARCH AND DEVELOPMENT

The Registrant's research and development costs for Fiscal 1996 and the fiscal year ending September 30, 1995 ("Fiscal 1995") was $41,856 and $70,711, respectively. The decrease in research and development costs is attributable to the Registrant's completion of its research and development projects with respect to the Cold-Eeze(TM) product. The clinical study conducted by The Cleveland Clinic was done at no cost to the Registrant. The Registrant will in the fiscal year ending September 30, 1997 ("Fiscal 1997") incur research and development expenditures to develop extensions of the lozenge product, including potential pediatric Cold-Eeze, along with chewing gum and mouthwash formulations of the Cold-Eeze(TM) product.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

REGULATORY MATTERS

The business of the Registrant is subject to federal and state laws and regulations adopted for the health and safety of users of the Registrant's products. The Registrant's Cold-Eeze(TM) product is a homeopathic remedy which is subject to regulation by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and the Registrant is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing its products. Management believes that the Registrant is in compliance with all such laws, regulations and standards currently in effect including the Food, Drug and Cosmetic Act of 1938 and the Homeopathic Pharmacopoeia Regulatory Service. Management further believes that the cost of compliance with such laws, regulations and standards has not and will not have a material adverse effect on the Registrant.

COMPETITION

The Registrant competes with other suppliers of cold remedy products. These suppliers range widely in size. Some of the Registrant's competitors have significantly greater financial, technical or marketing resources than the Registrant. Many of the products offered by the Registrant's competitors only relieve the symptoms of the common cold and management believes that its product, which has been clinically proven to reduce the severity and duration of the common cold, offers a significant advantage over many of its competitors in the over-the-counter cold remedy market. The Registrant believes that its ability to compete depends on a number of factors, including price, product quality, availability and reliability, credit terms, name recognition, delivery time and post-sale service and support.

EMPLOYEES

At September 30, 1996 the Registrant had 4 full-time employees, of whom all were involved in an executive, marketing or administrative capacity. None of the Registrant's employees is covered by a collective bargaining agreement or is a member of a union. The Registrant considers its relationship with its employees to be good.

CUSTOMERS AND SUPPLIERS

The Cold-Eeze(TM) lozenge products are distributed through numerous independent and chain drug and discount stores throughout the United States, including Walgreen's, Revco, Osco/Sav-On, Thrift Drug, CVS, RiteAid, Eckerd, PharMor, K-Mart, and wholesale distribution including, McKesson, Bergen Brunswick, Foxmeyer, US Health Distributors. The Cold-Eezer Plus product is marketed through an exclusive sales agreement with the QVC cable shopping network. The Registrant is not dependent on any single customer.

The Registrant currently uses a single supplier to provide its zinc gluconate products. Should this relationship terminate, the Registrant believes that the contingency plans which it has formulated would prevent such termination from materially affecting the Registrant's operations. Any such termination may, however, result in a temporary delay in production until a replacement facility with available production time is located.

ITEM 2.  PROPERTIES

The Registrant currently maintains its executive offices at the Landmark Building, 10 South Clinton Street, Doylestown, PA (and its alternative mailing address is P.O. Box 1349, Doylestown, PA 18901) where it occupies approximately 2,000 square feet of office space pursuant to a written 3-year lease agreement with an unaffiliated landlord. The Registrant also occupies approximately 2,500 square feet of warehouse space under a one-year lease agreement with an unaffiliated landlord. The monthly aggregate lease payments for both premises is $ 2,355. The Registrant believes that its existing facilities are adequate for its current needs and that additional facilities in its service area are available to meet future needs.


ITEM 3.  LEGAL PROCEEDINGS

The Registrant is not presently a party to any material litigation nor, to the knowledge of management, is any material litigation threatened.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 19, 1995, the Registrant held its annual meeting of stockholders at Doylestown, PA, the number of shares necessary to constitute a quorum being present either in person or by proxy. At this meeting, the stockholders ratified all actions and appointments of the Board of Directors taken and made since the previous Annual Meeting of Stockholders in June, 1993. The stockholders also elected the slate of Directors nominated by the Registrant to hold such office until the next Annual Meeting, and ratified the appointment of Nachum Blumenfrucht, CPA, as independent auditor of the Registrant for Fiscal 1996.



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

Fiscal 1995 (2)


BY QUARTER                                            COMMON STOCK
----------                                            ------------

       QUARTER                 DATE                 HIGH              LOW
       -------                 ----                 ----              ---

         1st            December 31, 1994           $1.25            $1.00

         2nd            March 31, 1995              $1.25            $1.00

         3rd            June 30, 1995               $1.25            $1.00

         4th            September 30, 1995          $1.25            $1.00



Fiscal 1996 (2)


BY QUARTER                                              COMMON STOCK
----------                                              ------------

       QUARTER                   DATE                 HIGH            LOW
       -------                   ----                 ----            ---

         1st            December 31, 1995           $ 1.375          $0.875

         2nd            March 31, 1996              $ 1.375          $0.875

         3rd            June 30, 1996               $  2.25          $0.625

         4th            September 30, 1996           $10.50          $1.625



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

         (2) Prices for Fiscal Years 1995 and 1996 have been adjusted to reflect the 10 for-One Reverse Split of Common Stock in December, 1995.

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

         (C) DIVIDENDS. No cash dividends were paid during Fiscal 1996 and Fiscal 1995. The Registrant has not paid or declared any dividends upon its Common Stock since its inception, and, by reason of its present financial status and projected financial requirements, does not anticipate paying any dividends upon its Common Stock in the foreseeable future.

         (D) WARRANTS. In addition to the Registrant's aforesaid outstanding Common Stock, there are as of December 26, 1996 issued and outstanding Common Stock Purchase Warrants which are exercisable at the price-per- share indicated and which expire on the date indicated, as follows:

 WARRANT         NUMBER        EXERCISE PRICE     EXPIRATION DATE
 -------         ------        --------------     ---------------

CLASS "D"         800,000            $1.00         December 31, 2000
CLASS "E"       1,550,000            $3.50         June 30, 2001


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE REGISTRANT'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE REGISTRANT'S EXPANSION INTO NEW MARKETS, COMPETITION, TECHNOLOGICAL ADVANCES AND AVAILABILITY OF MANAGERIAL PERSONNEL.

OVERVIEW

During Fiscal 1996, management of the Registrant made a strategic marketing decision to change the focus and business operations of the Registrant to the manufacture and marketing of the Registrant's patented Cold-Eeze(TM) cold relief lozenge product and the development and marketing of brand extension products based upon the Registrant's proprietary zinc gluconate glycine formula.

By commencing national distribution of a cold-relief product clinically proven to reduce the severity and duration of the common cold, the Registrant believes that it is offering a significant addition to the huge over-the-counter cold remedy market. Through greatly increased sales and expansion of manufacturing capacity and by holding down operation, marketing and distribution costs, the Registrant believes it will in Fiscal 1997 reverse the negative cash flow from operations associated with the product development. The Registrant also intends to continue to utilize the financial and marketing resources of independent national and international brokers and marketers to represent the Registrant's Cold-Eeze(TM) lozenge product and product extensions, thereby saving the Registrant from the expenses and capital outlays which the Registrant would otherwise be required to expend.

The Registrant had not generated significant revenues from its business operations from its inception through the third quarter of Fiscal 1996. As a result of the release of the clinical study by The Cleveland Clinic in July, 1996 citing positive results of the efficacy of the Registrant's Cold-Eeze(TM) formulation, and the resultant increased national publicity concerning the Cold-Eeze(TM) product, revenue from product sales greatly increased during the fourth quarter ending September 30, 1996. For Fiscal 1996, the Registrant had a net loss of ($694,269) on revenues of $1,049,561. The dramatic increase in purchase orders for the Cold-Eeze(TM) product resulted in a significant backlog in purchase orders by the close of Fiscal 1996.

Based upon continuing strong consumer demand for the Cold-Eeze(TM) product, the Registrant in September, 1996 initiated a program designed to increase manufacturing capacity in several stages throughout Fiscal 1997. As a result of this program, the Registrant will have the ability to manufacture and ship in excess of $1.5 million of the Cold- Eeze(TM) product by the end of January, 1997, with additional manufacturing capacity coming on-line shortly thereafter.

As of December 26, 1996, the Registrant had a purchase order backlog of approximately $7.5 million of Cold-Eeze(TM) product, and was, during the months of November, 1996 and December, 1996, manufacturing and shipping Cold- Eeze(TM) product at the rate of approximately $500,000 per week. These sales levels are significantly higher than any previous sales results of the Registrant and management expects that these sales levels will continue for the immediate future and therefore will have a materially positive effect on the Registrant's results for Fiscal 1997.

Although the Registrant expects that sales levels will be highest during the peak cold season from September through March, near-term sales levels should continue to increase as the Registrant ships its backlog of orders and distributors and retailers order increasing quantities of the Cold-Eeze(TM) product to fill their distribution pipeline and meet increasing consumer demand for the product. In addition, the Registrant expects that it will during Fiscal 1997 utilize its increased manufacturing capacity to manufacture sufficient product for international distribution of Cold- Eeze(TM). Although the Registrant has begun to establish an international network of independent distributors, the current inability to meet domestic demand for the Cold-Eeze(TM) product has delayed the introduction of the Cold- Eeze(TM) product outside the United States.

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


The following table sets forth selected financial information for the periods indicated:
                                                For the Fiscal Year Ended
                                          1996                        1995
                                          ----                        ----
Statement of Operations Summary:
         Net Sales                     $1,049,561                   $501,903
         Net Loss                      ($694,269)                 ($152,556)
         Net Loss Per Share                ($.17)                     ($.05)

Balance Sheet Summary:
         Total Assets                 $1,368,301                   $437,076
         Total Liabilities              $125,253                   $137,936
         Stockholder's Equity         $1,243,048                   $299,140

RESULTS OF OPERATIONS

FISCAL 1996 COMPARED WITH FISCAL 1995

For Fiscal 1996, the Registrant reported revenues of $1,049,561 and a net loss of ($694,269), as compared with revenues of $501,903 and a net loss of ($152,556) for the comparable period ended September 30, 1995. This substantial increase in revenue is primarily attributable to gradual market acceptance of the Cold-Eeze(TM) lozenge products. The gradual market acceptance of the Cold-Eeze(TM) product resulted from a national marketing program commenced in the fourth quarter of Fiscal 1996 and the release of the results of The Cleveland Clinic Study in July, 1996. Sales in Fiscal 1995 were $501,903, most of which resulted following the Registrant's marketing shift from health food bars to cold-relief products.

Cost of Goods sold, as a percentage of net sales, increased to 27.1% for Fiscal 1996 from 22.3% for Fiscal 1995. The slight increase was similarly caused by the Registrant's change in its product mix toward developing and marketing the Cold-Eeze(TM) products instead of health food bars. During Fiscal 1996, operating expenses similarly increased to $1,493,794 from $552,696 in Fiscal 1995. This was primarily a result of increased costs associated with a national marketing program and the increased sales volume from the Cold-Eeze(TM) product during Fiscal 1996.

During Fiscal 1996, the Registrant's major operating expenses included $558,281 for salaries and $570,752 for advertising which collectively accounted for $1,129,033 or approximately 75.6% of the Registrant's operating expenses. Other operating costs for this period maintained their fixed attributes, in that they did not follow sales volume but maintained a relative constant dollar value for Fiscal 1995. During Fiscal 1995, these expenses included $106,660 for salaries and $93,931 for advertising. If these two categories of expenses maintained the same relationship to net sales from Fiscal 1995, then the net loss for Fiscal 1996 would have changed to basically a break even.

For future periods, a normal profitable relationship should develop for all costs and operating expenses as they relate to sales. However, this will not occur until certain break even sales volume levels are achieved to absorb certain fixed costs of the Registrant. The pricing structure of the Registrant's product is designed to render the Registrant profitable after base line sales volume levels are attained.

The total assets of the Registrant at September 30, 1996 and September 30, 1995 were $1,368,301 and $437,076 respectively. Working capital increased to $910,970 from $287,281 for the respective periods. These significant increases are due primarily to increased sales volume, the acquisition of the use patent, and funds or paid in capital generated from the sale, exercise or exchange for services of the Registrant's Common Stock, options, and warrants.

At September 30, 1996, the Registrant's backlog was approximately $2 million as compared to no backlog at September 30, 1995. The backlog increase was attributable to a growth in sales of the Registrant's Cold-Eeze(TM) lozenge products.

FISCAL 1995 COMPARED WITH FISCAL 1994

For Fiscal 1995, the Registrant reported revenues of $501,903 and a net loss of ($152,556), as compared with revenues of $76,907 and a loss of ($73,784) for the comparable period ended September 30, 1994 ("Fiscal 1994"). This dramatic change in revenue is primarily attributable to the Registrant's initial marketing efforts of its cold-relief products, through the "QVC" television shopping network, which represents approximately $261,000 or 52% of the total revenues for Fiscal 1995, and growing interest of the product by consumers in the marketplace.

Cost of goods sold, as a percentage of net sales, decreased to 22.3% for Fiscal 1995 from 34.8% for Fiscal 1994. The occurred because the Registrant's change in its product mix toward developing and marketing the Cold-Eeze(TM) products primarily through QVC, which carried a lower cost of sales than health food and other cold-relief products.

During Fiscal 1995, the health food bars accounted for approximately 1% of total net sales as opposed to approximately 27% in Fiscal 1994.

During Fiscal 1995, operating expenses increased to $552,696 from $180,015 in Fiscal 1994. However, as a percentage of net sales, operating costs decreased to 110.1% in Fiscal 1995 from 234.1% in Fiscal 1994. Even though total operating costs were lower as a percentage of net sales, certain expenses increased in Fiscal 1995 causing a greater loss from operations to be reported. During Fiscal 1995, advertising and professional expenses increased to $93,931 and $69,325, respectively, compared to $3,056 and ($8,081), respectively for Fiscal 1994.

The Registrant had working capital of $287,281 for its fiscal year ended September 30, 1995, as compared to a working capital deficiency of ($59,998) for its fiscal year ended September 30, 1994. This improvement in working capital was due primarily to a significant increase in revenues to $501,903 in Fiscal 1995 from $76,907 in Fiscal 1994, combined with additional capital obtained by the Company through sale of Common Stock.

As of September 30, 1995, the Registrant did not have any current material commitments for capital expenditures.

FISCAL 1994 COMPARED WITH FISCAL 1993

The Registrant's operations for Fiscal 1994 produced revenues of $76,907 and a net loss of ($73,784) as compared with revenues of $35,932 and a net loss of ($219,388) for the comparable period ended September 30, 1993 ("Fiscal 1993"). This 114% improvement in revenues was due to the Registrant starting to sell a new product for the cold remedy market which accounted for approximately 73% of net sales for Fiscal 1994. Prior to Fiscal 1994, the primary source of revenues were through the sales of a line of nutritious health food supplements.

Gross profits improved to $50,156, or 65.2% of net sales, for Fiscal 1994 as compared to $18,887, or 61.9% of net sales, for Fiscal 1993. This occurred because of increased sales volume and a lower cost of production associated with the cold remedy lozenge, as compared to the health food supplements products.

Operating expenses decreased to $180,015, or 234.1% of net sales, for Fiscal 1994 as compared to $238,275, or 663.1% of net sales, for Fiscal 1993. The major cost associated with this reduction is that professional expenses decreased to ($8,081) during Fiscal 1994 as compared to $71,676 for Fiscal 1993. The negative amount occurred because of a settlement, with a previous attorney, waiving $17,500 of fees.

By adopting FASB 109 during Fiscal 1994, an amount totaling ($21,564) was reflected as a cumulative tax credit for that period. Also, $32,500 was provided for the sale of distribution rights as compared to no provision, respectively, for Fiscal 1993. The specific preceding item changes are reflective in the net loss of the Registrant which decreased to ($73,784) for Fiscal 1994, as compared to ($219,388) for Fiscal 1993.

Deferred taxes increased to $23,526 during Fiscal 1994 with no provision during the prior fiscal year, thereby accounting for the primary change in total assets to $57,635 for Fiscal 1994 as compared to $28,583 for Fiscal 1993. Working capital deficits for Fiscal 1994 and 1993 were ($59,998) and ($84,864) respectively, which remained basically unchanged as did all other significant categories with the exception of an advance during Fiscal 1993 for $20,000 for the sale of distribution rights to a Canadian corporation.

As of September 30, 1994, the Registrant did not have any current material commitments for capital expenditures.


MATERIAL COMMITMENTS AND SIGNIFICANT AGREEMENTS

Since the Cold-Eeze(TM) lozenge product is manufactured for the Registrant by outside sources, capital expenditures for Fiscal 1997 are not anticipated to be material.

There are significant royalty agreements between the Registrant and the patent holders of the Registrant's cold-relief product. The Registrant has entered into royalty agreements with Godfrey Science & Design, Inc. and George Eby Research that require payments of 3% of gross sales and with Guy J. Quigley and Charles
A. Phillips who share a royalty of 5% of gross sales (in a ratio of 3.75% and 1.25%, respectively). Additionally, Dr. John C. Godfrey and Dr. Nancy J. Godfrey receive a consulting fee of 2% of gross sales. All such royalty and consulting arrangements are subject to certain adjustments, and payments are required by the Registrant only after funds are remitted from such sales. See, Description of Business- Royalty and Employment Agreements.

The agreements expire as follows: the agreement with George Eby Research expires on March 5, 2002; the agreements with each of Godfrey Science & Design, Dr. John
C. Godfrey, and Dr. Nancy J. Godfrey expire on May 4, 2007; and the agreements with Guy J. Quigley and Charles A. Phillips expire on May 31, 2005. All costs associated with the cold-relief product, including the royalty and consulting agreements, have been built into the wholesale selling price of the product, in order to render the operations profitable after a certain base sales volume has been achieved.

LIQUIDITY AND CAPITAL RESOURCES

The Registrant had working capital of $910,970 and $287,281 at September 30, 1996 and 1995, respectively. The increase in working capital is due to the proceeds received by the Registrant from the sale or exchange of common stock for cash or services and increased sales of $547,658. Total cash balances at September 30, 1996 were $370,147, as compared to $132,739 at September 30, 1995.

The Registrant believes that its increased marketing efforts and increased national publicity concerning the Cold- Eeze(TM) product, together with the Registrant's increased manufacturing availability, will result in significantly increased revenues in Fiscal 1997. These revenues will provide an internal source of capital to fund the Registrant's business operations. In addition to anticipated earnings from operations, the Registrant may continue to raise capital through the issuance of equity securities to finance anticipated growth.

On October 1, 1996, the Registrant entered into an investment banking arrangement with Sands Brothers & Co. to raise additional capital to assist in financing an expansion of the Registrant's business. Such financing arrangements would primarily entail a private placement offering of the Registrant's equity securities.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely or expected to have a material negative impact upon the Registrant's (a) short term or long term liquidity, (b) net sales or revenues or income from continuing operations and (c) the Registrant's business operations may not be considered to be cyclical and/or seasonable in nature. Any challenge to the Registrant's rights under certain patents could have a material adverse effect on future liquidity of the Registrant, however, the Registrant is not aware of any condition which would make such an event probable.

Management believes that its present cash balances and future cash provided by operating activities will be sufficient to support current working capital requirements and planned expansion through Fiscal 1997. However, should the Registrant's business expand significantly, additional external sources of financing would be required. While the Registrant believes that such financing would be available to it, there can be no assurance in this regard.

NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires that certain long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Management believes that the adoption of this pronouncement will not have a significant impact on the Registrant's financial statements.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," which requires either a change in accounting or disclosures for stock-based compensation plans. The Registrant expects to select the disclosure election of the standard.

Both standards will be effective for the Registrant beginning the first quarter of Fiscal 1997.

IMPACT OF INFLATION

The Registrant is subject to normal inflationary trends and anticipates that any increased costs should be passed on to its customers.

ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 7 is included immediately following Item 13 of this Report. The Financial Statements contained herein have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information, if any, has been prepared in accordance with Item 302 of Regulation S-K.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                    PART III


ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

Listed below are the names, ages and positions with the Registrant of all Directors and Executive Officers of the Registrant as of December 26, 1996. Each director's term is scheduled to expire at the next annual meeting of shareholders and when his successor is duly elected:


            NAME             AGE          POSITION           YEAR FIRST ELECTED
            ----             ---          --------           ------------------

Guy J. Quigley               55      President, CEO and              1989
Landmark Building                    Director
10 South Clinton Street
Doylestown, PA 18901

Eric H. Kaytes               41      Vice President of               1989
Landmark Building                    Finance, CFO,
10 South Clinton Street              Secretary-Treas. and
Doylestown, PA 18901                 Director

Charles A. Phillips          49      Vice President, COO             1989
Landmark Building                    and Director
10 South Clinton Street
Doylestown, PA 18901

Robert L. Pollack, Ph.D.     72      Director of Research            1993
Landmark Building                    and Development,
10 South Clinton Street              and Director
Doylestown, PA 18901


GUY J. QUIGLEY has been Chairman of the Board, President, and Chief Executive Officer of the Registrant since September 1989. Prior to this date, Mr. Quigley, an accomplished author, established and operated various manufacturing, sales, marketing and real estate companies located in the United States, Europe and the African Continent.

CHARLES A. PHILLIPS has been Vice President, Chief Operations Officer and a Director of the Registrant since September 1989. Before his employment with the Registrant, Mr. Phillips founded and operated KEB Enterprises, a gold and diamond mining operation that was based in Sierra Leone, West Africa. In addition, Mr. Phillips, also served as a technical consultant for Re-Tech, Inc., Horsham, Pennsylvania, where he was responsible for full marketing and production of a prototype electrical device.

ERIC H. KAYTES currently serves as Vice President of Management Information Systems, Secretary, Treasurer and Director of the Registrant. From 1989 until January 1997, Mr. Kaytes also served as the Chief Financial Officer of the Registrant. Prior to 1989 and concurrent with his responsibilities for the Registrant, Mr. Kaytes has been an independent programmer and designer of computer software.

ROBERT L. POLLACK, B.S., M.S., Ph.D., Professor Emeritus Department of Biochemistry, Temple University School of Medicine. Dr. Pollack is a biochemist, researcher, nutritionist, microbiologist, editor and educator having lectured (both nationally and internationally) on nutritional matters to the general public and scientific audiences. In addition to publishing several papers in scientific journals, Dr. Pollack has authored three books on the subject of nutrition and currently serves as Chairman of the Medical Advisory Board of the Registrant.

TERM OF OFFICE

Directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of shareholders and until their successors have been appointed.



                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 10.  EXECUTIVE COMPENSATION

     (a)  CASH COMPENSATION

The following table sets forth information concerning all remuneration paid or accrued by the Registrant for services rendered by the following persons in all capacities during Fiscal 1996:

         (i) Each of the Registrant's five most compensated executive officers whose cash compensation exceeded $100,000; and

         (ii) all executive officers of the Registrant as a group.


      Name and Principal                                                  Salary                 Additional Compensation
           Position                         Year                          ($)(1)                          ($)(2)
---------------------------      -------------------------     --------------------------      --------------------------

Guy J. Quigley                              1996                          125,000                         235,956
Chairman of the                             1995                           62,400
Board, President,                           1994                           25,000
Chief Executive Officer



Charles A. Phillips                         1996                           85,000                          81,547
                                            1995                           38,050
                                            1994                           25,000



All Executive Officers as                   1996                          221,300                         329,343
a group (3 Persons)                         1995                          103,850
                                            1994                           50,000

-----------------------
(1)      Compensation paid pursuant to employee agreements.
(2) Additional payments, including stock awards in lieu of cash, for past and current services.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

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


                            Options To
                          Purchase # of                                                          Percent of
                              Shares             Exercise             Date                        Total
Name                        Indicated              Price             Granted      Expires        Options
----                        ---------              -----             -------      -------        ----------

Guy J. Quigley              100,000                $1.00             12/95         12/00           3.4
                            150,000                 3.50              7/96          6/01           5.1

Charles A. Phillips          75,000                $1.00             12/95         12/00           2.6
                            150,000                 3.50              7/96          6/01           5.1

Eric H. Kaytes               30,000                $1.00             12/95         12/00           2.6
                             25,000                 3.50              7/96          6/01           5.2

Robert L. Pollack            30,000                $1.00             12/95         12/00           1.0
                             25,000                 3.50              7/96          6/01            .8




                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning ownership of the Registrant's Common Stock, as of December 31, 1996, by (i) each person who is known by the Company to be the beneficial owner of more than five percent of the Common Stock outstanding on such date, (ii) each of the Company's directors, and
(iii) all current directors and executive officers of the Company as a group.


                                                                                                         Outstanding
Name and Address                                 Common Stock(1)            Percent of Class             Warrants(8)
---------------------------------------      ----------------------     ---------------------      ----------------------

GUY J. QUIGLEY(2)(3)                                    1,309,923(10)                21.7                     100,000(6)
Landmark Building                                                                                             150,000(7)
10 South Clinton Street
Doylestown, PA 18901

CHARLES A. PHILLIPS(2)(3)                                 436,496                     7.2                      75,000(6)
Landmark Building                                                                                             150,000(7)
10 South Clinton Street
Doylestown, PA 18901

ERIC H. KAYTES(2)(3)                                      134,496                     2.2                      30,000(6)
Landmark Building                                                                                              25,000(7)
10 South Clinton Street
Doylestown, PA 18901

ROBERT L. POLLACK, Ph.D.(2)(4)                             81,000                     1.3                      30,000(6)
Landmark Building                                                                                              25,000(7)
10 South Clinton Street
Doylestown, PA 18901

NUTRITIONAL FOODS, LTD(5)                                 324,694                     5.4
539 Park Terrace
Harrisburg, PA 17111

ALL DIRECTORS AND                                       1,961,915                    32.4                     235,000(6)
EXECUTIVE OFFICERS AS A                                                                                       350,000(7)
GROUP
(Four Persons)(9)


-----------------
(1) Does not include shares issued pursuant to a two-for-one stock split on January 15, 1997.
(2)      Director of the Registrant.
(3)      Officer of the Registrant.
(4)      Chairman of the Medical Advisory Board of the Registrant.
(5) In accordance with a Resolution adopted by the Board of Directors in May, 1992, the Registrant's Transfer Agent was directed to stop transfer of the certificates representing these shares. The Registrant takes the position that Nutritional Foods, Ltd. ("NFL") should not have received these shares due to certain false and misleading representations made by it to the Registrant, including but not limited to NFL's failure to act as the Registrant's international sales agent. The Registrant has commenced litigation to cancel the shares of record.
(6) Warrants are exercisable at $1.00 per share, granted December 1995, and expires December 2000.
(7) Warrants are exercisable at $3.50 per share, granted July 1996, and expires June 2001.
(8) There are 585,000 shares of common stock underlying these unexercised warrants.

(9) Does not include the Registrant's Chief Financial Officer, George J. Longo, whose employment agreement provides for a January 1997 commencement date for this position.
(10) Includes an aggregate of 156,496 shares held of record by certain members of Mr. Quigley's family.

CHANGE OF CONTROL

The Registrant does not know of any arrangement or pledge of its securities by persons now considered in control of the Registrant that might result in a change of such control.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For Fiscal 1996, there have not been any material transactions between the Registrant and any Director, Executive Officer, security holder or any member of the immediate family of any of the aforementioned which exceeded the sum of $60,000.

                   [BALANCE OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

   (a)   Exhibits:

   *  3.1     --       Articles of Incorporation of the Registrant (as amended).

   *  3.2     --       Bylaws of the Registrant.

   *  4.1     --       Specimen Common Stock Certificate.

   * 10.1     --       Stock   Option   Plan  for   Consultants,  Advisors   and
                       Non-Employee Directors.

   **10.2     --       Exclusive Representation and Distribution Agreement dated
                       May 4, 1992 between the Registrant and Godfrey  Science &
                       Design, Inc. et al.

   * 10.3     --       Employment  Agreement  dated  June 1,  1995  between  the
                       Registrant and Guy J. Quigley.

   * 10.4     --       Employment  Agreement  dated  June 1,  1995  between  the
                       Registrant and Charles A. Phillips.

   **10.5     --       Consulting  Agreement  dated  May  4,  1992  between  the
                       Registrant and Godfrey Science & Design, Inc., et al.

   * 10.6     --       Licensing  Agreement  dated  August 24, 1996  between the
                       Registrant, George A. Eby III and George Eby Research.

   * 10.7     --       Exclusive   Master  Broker   Wholesale   Distributor  and
                       Non-Exclusive  National Chain Broker Agreement dated July
                       22, 1994 between the Registrant and Russell Mitchell.

   * 11.1     --       Statement of Computation of Per Share Earnings.

   * 23.1     --       Consent of Nachum Blumenfrucht, CPA dated April 4, 1997.

   * 27.1     --       Financial Data Schedule.

---------------------------
*        Filed herewith.
** Incorporated by reference to the Registrant's Registration Statement on Form S-18, filed with the Commission on September 21, 1990 (Commission File No. 33-36934), as amended.

         (b)      REPORTS ON FORM 8-K

         No reports were filed on Form 8-K in the quarter ended September 30, 1996.

                                 N. BLUMENFRUCHT
                           CERTIFIED PUBLIC ACCOUNTANT
                              1040 EAST 22ND STREET
                              BROOKLYN, N.Y. 11210
                                  ------------

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

         As discussed in Note 1, effective October 1, 1993, the Company has changed its method of accounting for income taxes in accordance with SFAS No. 109.


                                             /s/ NACHUM BLUMENFRUCHT
                                                 -------------------
                                                 Nachum Blumenfrucht
                                                 Certified Public Accountant


Brooklyn, New York
December 12, 1996

                             THE QUIGLEY CORPORATION
                                  Balance Sheet

                               As of September 30,

                                     ASSETS
                                     ------

                                                                           1996           1995
                                                                           ----           ----
CURRENT ASSETS
   Cash                                                                $  370,147       $132,739
   Accounts receivable-Note 1                                             607,078        135,983
   Interest receivable-Stockholders-Note 6                                    659          2,784
   Inventory-Note 1                                                        58,339         82,437
   Due from attorney's escrow                                                   0          9,000
   Prepaid expenses-Note 5                                                      0          4,468
                                                                     ------------       --------
      TOTAL CURRENT ASSETS                                              1,036,223        367,411
                                                                     ------------       --------

FIXED AND OTHER ASSETS
   Fixed Assets (net of acc. depreciation of $28,337 and
      $14,010) - Note 1                                                    65,314         36,884
   Intangible Asset - Patent (net of acc. amortization of
      $3,134 in 1996)- Note 1                                             206,866              0
   Deposits- Note 1                                                         3,377          3,310
   Deferred taxes- Note 1                                                  56,521         29,471
                                                                      -----------       --------

TOTAL FIXED AND OTHER ASSETS                                              332,078         69,665
                                                                      -----------       --------

TOTAL ASSETS                                                           $1,368,301       $437,076
                                                                       ==========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES
   Accounts payable & accrued expenses-Note 7                           $  84,253       $ 75,677
   Prepaid stock subscription-Note 8                                       41,000              0
   Loans and note payable-Note 9                                                0          4,453
                                                                        ---------       --------

         TOTAL CURRENT LIABILITIES                                        125,253         80,130
                                                                        ---------       ---------

NON CURRENT LIABILITIES
   Auto loan payable-non current portion                                        0         13,706

   Restricted stock sold under put option 420,000 common                        0         44,100
   shares-Note 10                                                       ---------       ---------

TOTAL LIABILITIES                                                         125,253        137,936
                                                                        ---------       ---------

STOCKHOLDERS' EQUITY - Note 10
   Common Stock, $.001 par value; authorized 25,000,000                    4,769           3,361
      shares, issued and outstanding, 4,769,764 shares in
      1996 and 3,361,414 shares in 1995

Additional paid-in capital                                             4,129,256       2,466,632
Deficit                                                               (2,803,247)     (2,108,978)
Less:  Notes receivable stockholders - Note 6                            (87,730)        (61,875)
                                                                      ----------      -----------

TOTAL STOCKHOLDERS' EQUITY                                             1,243,048         299,140
                                                                      ----------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $1,368,301        $437,076
                                                                      ==========      ============

The accompanying notes are an integral part of these financial statements.

                             THE QUIGLEY CORPORATION

                             Statement of Operations

                                                                             YEARS ENDED SEPTEMBER 30,
                                                                             -------------------------
                                                                   1996                   1995                    1994
                                                                   ----                   ----                    ----
REVENUE
Sales                                                          $1,049,561              $ 501,903               $ 76,907
   Cost of Goods Sold                                             283,967                111,834                 26,751
                                                               ----------              ---------               --------
Gross Profit                                                      765,594                390,069                 50,156

GENERAL AND ADMINISTRATIVE EXPENSES
   Officer salaries & payroll taxes                               558,281                106,660                 50,000
   Services rendered & R&D-Note 10                                 71,256                 80,411                  8,750
   Administrative expenses-Note 12                                 42,906                 39,305                 26,949
   Commissions, consulting & royalties                             77,030                 58,711                  6,100
   Travel, entertainment and shows                                  6,009                 13,758                 15,551
   Depreciation and amortization                                   17,461                  4,728                  2,773
   Utilities                                                       11,013                  9,498                  9,722
   Advertising and promotion                                      570,752                 93,931                  3,056
   Professional                                                    65,268                 69,325                (8,081)
   Rent                                                            28,265                 20,029                 32,893
   Interest                                                         4,523                  3,728                  3,676
   Insurance                                                       19,878                 25,697                  5,390
   Office and equipment rental                                      1,522                  1,290                 13,446
   Wages and outside labor                                         10,901                 18,156                      0
   Dues and subscriptions                                           1,777                  1,420                      0
   Stock transfer and maintenance fees                              4,462                  3,600                  5,700
   Miscellaneous                                                    2,490                  2,449                  4,090
                                                              -----------              ---------              ---------
Total General and administrative expenses                       1,493,794                552,696                180,015
                                                              -----------              ---------              ---------
Loss before other income provision for income tax and
cumulative effective adjustment                                  (728,200)              (162,627)              (129,859)
Interest Income                                                     6,881                  4,126                     49
Sale of distribution rights-Note 11                                     0                      0                 32,500
                                                            -------------              ---------              ---------
   Subtotal                                                     (721,319)              (158,501)               (97,310)
Less: Provision for Corporate Income Tax -(Credit)-
      Note I                                                     (27,050)                (5,945)                  1,962
                                                            -------------             ----------              ---------
   Loss before cumulative adjustment                            (694,269)              (152,556)               (95,348)

Less: Cumulative Effect Adjustment - (Credit)- Note 1                  --                     --                 21,564
                                                             ------------              ---------              ---------

Net Loss                                                    $   (694,269)             $(152,556)              $ (73,784)
                                                            =============             ==========              =========

Loss per share:
   Prior to cumulative effect adjust.                               (.17)                  (.05)                   (.04)
   Cumulative effect adjustment                                        --                    --                     .01
                                                             ------------              ---------              ---------

NET LOSS PER SHARE                                          $       (.17)             $    (.05)                  $(.03)
                                                            =============             ==========              ==========


The accompanying notes are an integral part of these financial statements.

                             THE QUIGLEY CORPORATION

                             Statement of Cash Flows


                                                                                     Year Ended
                                                                                   SEPTEMBER 30,
                                                                                   -------------
                                                                 1996                   1995                   1994
                                                                 ----                   ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                      $  (694,269)            $ (152,556)              $(73,784)
Adjustments to reconcile net loss to net cash used by
operating activities Non-cash items included in loss:
Amortization and depreciation                                      17,461                  4,728                  2,773
Expenses incurred without cost credited to additional
paid in capital                                                         0                      0                 40,000
Paid through the issuance of common stock                       1,104,586                110,214                 63,250
Allowance for deferred income taxes                               (27,050)                (5,945)               (23,526)

Change in assets and liabilities:
Accounts receivable                                              (471,095)              (135,983)                     0
Inventory                                                          24,098                (64,912)                (8,318)
Due from attorney's escrow account                                  9,000                 (9,000)                     0
Prepaid expenses                                                    4,468                 (4,468)                 8,474
Interest on notes receivable                                        2,125                 (2,784)                     0
Deposits                                                              (67)                 2,765                 (3,235)
Prepaid stock subscription                                         41,000                      0                      0
Accounts payable and accrued expenses                               8,576                  4,772                (24,242)
                                                               ----------            -----------               --------

   Cash provided by (used in) operations                           18,833               (253,169)               (18,608)
                                                               ----------            ------------               --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of fixed and other assets                               (42,757)               (35,725)                (1,000)
Acquisition of patent rights                                     (210,000)                     0                      0
                                                               -----------               -------                 ------
   Total cash provided by (used in)
   investing activities                                          (252,757)               (35,725)                (1,000)
                                                               -----------               --------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of restricted common stock                                   515,346                433,925                 20,388
Less:  shares issued for notes                                    (25,855)               (61,875)                     0
Exercise and issuance of various options                                0                 38,042                      0
Loan payable by shareholder                                             0                      0                 (4,800)
Officers loan payable                                                (440)               (10,800)                 8,240
Automobile loan payable                                            17,719                 17,719                      0
                                                                ---------                -------                 ------
   Total cash provided by (used in)
   financing activities                                           471,332                417,011                 23,828
                                                                ---------                -------                 ------

NET INCREASE (DECREASE) IN CASH                                   237,408                128,117                  4,220
CASH AT BEGINNING OF PERIOD                                       132,739                  4,622                    402
                                                                ---------                -------                -------

CASH AT END OF PERIOD                                            $370,147               $132,739               $  4,622
                                                                =========               ========               ========



The accompanying notes are an integral part of these financial statements.

                             THE QUIGLEY CORPORATION

                                                                                     Year Ended
                                                                                    SEPTEMBER 30,
                                                                                    -------------
                                                                  1996                  1995                   1994
                                                                  ----                  ----                   ----
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Expenses paid by issuance of common stock and options           $1,104,586              $110,214             $63,250

Non cash investing & financing:
Conversion of put option into equity                                44,100

Acquisition of patent rights                                       210,000



The accompanying notes are an integral part of these financial statements.

                             THE QUIGLEY CORPORATION

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

NOTE 10


                                                                                                        Retained
                                  Common Stock             Issued              Additional               Earnings
                                     Shares                Amount            Paid-In Capital           (Deficit)          Total
                                     ------                ------            ---------------           ---------          -----

Balance at Sept. 30,
1993                               2,445,525              $2,445               $1,761,729           $(1,882,638)         $(118,464)

Sales of S registration
shares, net of
commission                            28,550                  29                   16,359                                   16,388

Exercise of options by
officers
August 1994                          300,000                 300                   20,700                                   21,000

Exercise of options-
August 1994                           50,000                  50                      (50)                                       0

Issuance of stock in
settlement of accounts
payable balance- August
1994                                  25,667                  26                    3,474                                    3,500

Issuance of stock in
exchange of loan and
notes payable- August
and September 1994                    60,000                  60                   29,940                                   30,000

Sale of shares- Sept.
1994                                   5,334                   5                    3,995                                    4,000

Issuance of stock for
services rendered -
September 1994                        10,000                  10                    8,740                                    8,750

Services contributed by
officers credited to paid
in capital-Note 12                                                                 40,000                                   40,000

Net Loss for Period
Ended September 30,
1994                                                                                                     (73,784)          (73,784)
                           ---------------------------------------------------------------------------------------------------------
Balance at Sept. 30,
1994                               2,925,076               2,925                1,884,887             (1,956,422)          (68,610)

Issuance of stock for
services rendered Oct. 1,
1994-Sept. 30, 1995                   88,171                  88                  110,126                                  110,214

Exercise of warrants Jan.
1995                                  21,134                  21                   38,021                                   38,042
                           ---------------------------------------------------------------------------------------------------------
SUBTOTAL                           3,034,381              $3,034               $2,033,034           $(1,956,422)           $79,646



The accompanying notes are an integral part of these financial statements.

                             THE QUIGLEY CORPORATION


                                                                         Additional      Retained       Notes
                                          Common          Issued         Paid-In         Earnings       Receivable-
                                       Stock Shares       Amount         Capital        (Deficit)       Stockholders        Total
                                       ------------       ------         -------        ---------       ------------        -----


Balance                                  3,034,381        $3,034      $2,033,034      $(1,956,422)                       $  79,646

Sale of 504 Stock- December 1994
for cash & notes-Net of expenses           159,700           160         185,715                                           185,875

Less:  Shares issued for notes                                                                              (61,875)       (61,875)

Sale of Stock Oct. 1, 1994-Sept.
30, 1995 for cash                          167,333           167         247,883                                           248,050

Net Loss for period ended
September 30, 1995                                                                       (152,556)                        (152,556)
                                    ------------------------------------------------------------------------------------------------
Balance at Sept. 30, 1995                3,361,414         3,361       2,466,632       (2,108,978)          (61,875)       299,140

Conversion of put option to equity
January 1996                                42,000            42          44,058                                            44,100

Shares issued to officers net of
prior compensation recognized              530,000           530         313,220                                           313,750

Issuance of stock for services
rendered Oct. 1, 1995 -Sept. 30,
1996                                       269,320           269         580,567                                           580,836

Issuance of stock for Patent rights-
Note 1                                      60,000            60         209,940                                           210,000

Stock issued to underwriter-June
1996                                         7,873             8             (8)                                                 0

Exercise of warrants- Jan. 1996              2,070             2           2,068                                             2,070

Add:  partial receipt of notes
receivable on shares sold in prior
period                                                                                                         9,145         9,145

Sale of Stock, options & exercise
of options- Oct. 1, 1995- Sept. 30,
1996 for cash & notes                      497,087           497         512,779                                           513,276

Less:  Shares issued for notes                                                                              (35,000)       (35,000)

Net Loss for period ended
September 30, 1996                                                                       (694,269)                        (694,269)
                                    ------------------------------------------------------------------------------------------------

BALANCE AT SEPT 30, 1996                 4,769,764        $4,769      $4,129,256      $(2,803,247)          (87,730)    $1,243,048
                                         =========        ======      ==========      ============          ========    ==========


The accompanying notes are an integral part of these financial statements





The accompanying notes are an integral part of these financial statements

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

         (a)      ORGANIZATION AND OPERATIONS

                  The Quigley Corporation (the "Company") was organized under the laws of the State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products . The products are fully developed and are being offered to the general public. For the fiscal year ended September 30, 1996 the Company had revenues of approximately $1,049,000 from the sale of these products. For the most recent fiscal periods the Company has concentrated its efforts in the promotion of a product known as "Cold-Eeze(TM)". Management believes that it can generate enough revenue in the next twelve months to sustain -the Company. Management is also pursuing additional capital through various methods.

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

         (e)      FIXED ASSETS

                  Fixed assets are reflected on the accompanying statements at cost less accumulated depreciation. A combination of the straight line and accelerated methods of depreciation is used utilizing a life of five years for machinery and equipment and a life of seven years for furniture and fixtures.

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

                  The Company is obligated under a licensing agreement to pay Drs. John and Nancy Godfrey a total of 5% of all sales of the Cold-Eeze product. This is comprised of a royalty fee of 3% and a consulting fee of 2%.

                  The Company is also obligated under a separate licensing agreement with George Eby to pay him a 3% royalty fee of all sales collected for the remaining term of the patent. The patent expires in March 2002.

                  The Company is obligated under an employment contract to its two principal officers, Guy J. Quigley and Charles A. Phillips, whereby the above-mentioned officers are to receive a combined royalty of 5% of gross sales from the Cold-Eeze product. Amounts paid to the officers under the aforementioned contract were included in officers compensation on the Statement of Operations.

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED)

         (g)      DEPOSITS

                  Deposits are comprised of rent security and the related accrued interest.

         (h)      INCOME TAXES

                  Effective October 1, 1993 the Company changed its method of accounting for income taxes to comply with SFAS No. 109, "Accounting for Income Taxes." The Company has suffered net losses since inception and has a NOL carry forward of approximately $1,500,000. Using an 15% income tax rate results in a deferred tax asset of approximately $225,000. A valuation allowance of $168,479 was established to reduced deferred tax assets to amounts expected to be realized. This resulted in a net deferred tax asset of $56,521. Of this $27,050 was derived from the current year's NOL (after provision for the valuation allowance). This amount was credited to provision for Corporate Income Tax. Of the total tax asset- $21,564 represented prior years tax benefits, before the adoption by the Company of SFAS No.109. This credit was reported as a Cumulative Effect Adjustment on the Statement of Operations for the period ended September 30, 1994.

         (i)      FISCAL YEAR

                  The Company's fiscal year ends September 30th.

         (j)      SERVICES CONTRIBUTED BY OFFICERS

                  Prior to October 1, 1994, the officers received no significant remuneration. The Statement of Operations was charged an amount needed in order to obtain an annual officers compensation expense of $50,000. For the fiscal year ended Sept. 30, 1994 these charges totaled $40,000 and additional paid-in capital was credited for such amounts. For the fiscal years ended September 30, 1996 and 1995 the officers received remuneration of approximately $555,000 and $106,000 respectively. This includes common stock issued to the officers which was shown at fair value at the time of issuance.

NOTE 2- MANAGEMENTS PLANS

                  It is managements contention that they will be able to generate sufficient cash from sales to support its operations for the following twelve month period. In addition the Company is contemplating various equity offerings in the next fiscal year.

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

Fiscal Year Ended September 30,

1997               16,440
1998               18,213
1999                4,701
                  --------
                  $39,354

                  Capital Leases- in the most recent fiscal year the Company was not obligated under any capital lease.


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


NOTE 6- NOTES RECEIVABLE-SHAREHOLDERS

                  Notes receivable include principal and interest due from shareholders. The Company sold shares under a Section 504 registration and received a note in the amount of $61,875 in 1995. The note was originally due June 1, 1996 and bore interest at a rate of 6% per annum. The Board of Directors authorized an extension on the due date of the note until July 1, 1997. The balance as of September 30, 1996 was $53,389.

                  Additionally, certain option and warrant holders exercised their options in September 1996. The full proceeds of the exercise were not received in the current period. As of September 30, 1996 the balance owing to the Company was $35,000.

                  The principal amount of the notes has been shown as a reduction in shareholders equity pending the collection of such notes. The interest receivable has been carried as a current asset on the balance sheet.


NOTE 7- ACCOUNTS PAYABLE AND ACCRUED EXPENSES

                  Accounts payable and accrued expenses represent various short term operating expenses of the Company including the purchase of merchandise.

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

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

NOTE 10-CAPITALIZATION

             In December 1995, the Company initiated a 1 for 10 reverse stock split and changed the par value of its stock to $.001 per common share. All shares referred to in the financial statements and notes to the financial statements (unless specifically stated otherwise) refer to post split amounts.

         (a) In August of 1994 an option holder exercised 250,000 options in lieu of the $2,500 owed to him by the Company for advertising services rendered. The Statement of Operations reflects a charge to advertising in the period where incurred.

         (b) In November 1992 , January and February 1993 the Company received a total of $35,000 from an investor. The agreement provided that the investor was to receive 12,000 (pre-split) restricted shares of the Company for each $1,000 invested up to an initial maximum of 1,800,000 (pre-split) restricted common shares for a maximum, investment of $150,000.

             The Company had granted the investor certain resale rights where the investor could require the Company to repurchase the shares at increasing prices ranging from $.0972 to $.105 per share. This option commenced 24 months from January 1993 and expired 36 months from such date. As of September 30, 1995 the Company had issued 42,000 shares of stock to the investor.

             Due to the potential exercise of the put option, the above mentioned shares had been segregated from the stockholders' permanent equity and had been included in the mezzanine section of the balance sheet in the amount of $44,100 (the maximum repurchase price). In the current- fiscal period the put option expired and the shares were moved to the permanent equity section.

         (c) In June of 1994 the Company sold 28,550 shares in a Regulation "S" sale of common shares of the Company. The shares were offered exclusively to non-US persons. The shares were sold at $.07 a share for total gross proceeds of $19,985. Commissions totaling $3,597 were deducted from these proceeds resulting in a net amount of $16,388 being forwarded to the Company.

         (d) In August 1994 various officers and / or their spouses exercised options which were issued in 1992. A total of 300,000 shares were issued upon the exercise of these options. The options exercised ranged in price from $.001 through $.10 per share. Total consideration was to have been $21,000. In lieu of payment, the officers applied monies owed to them by the Company.

         (e) In August 1994 Gary Quigley (a relative of the Company's President) exercised 500,000 options out of the 1,000,000 granted to him in 1992. in lieu of paying the exercise price Gary Quigley relinquished the remaining 500,000 options issued to him. The options were then cancelled by the Company.

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 10- CAPITALIZATION (CONTINUED)

         (f) In August 1994 the Company issued 36,000 restricted shares to Dr. Robert Pollack in total repayment of a debt of $18,000 ($.50 per share). The debt was incurred over a period of fifteen months and included $820 worth of interest.

         (g) In September 1994 the Company issued 24,000 restricted shares to Dr. and Mrs. John Godfrey in full repayment of a loan owing to them in the amount of $12,000 ($. 50 per share) .

         (h) In August 1994, 667 restricted shares were issued to Robert Moore in payment of a debt owed to him of $1,000 ($1.50 per share) for the installation of some fixed assets The balance sheet account- fixed assets was charged for this item in a prior period in the amount of $1,000.

         (i) In September 1994 Mrs. Robert Pollack purchased 5,334 restricted shares of the Company at $.75 for a total cash consideration of $4,000.

         (j) In August 1994 the Company issued 10,000 restricted shares of common stock to Dr. John Godfrey for services rendered. A charge in the amount of $8,750 was made to services rendered on the Statement of Operations for the fair value of the stock.

         (k) During the period October 1, 1994 through September 30, 1995 various individuals purchased restricted stock from the Company. 167,333 shares were sold for which the Company received consideration of $243,050 or an average price of approximately $1.48 per share.

         (l) In January 1995 warrants which were originally issued to the underwriter were exercised by a third party who had the warrants transferred to him. Total shares issued were 21,134 in consideration of an $38,042 exercise price or a per share price of $1.80.

         (m) In December 1994 and January 1995 the Company sold 159,700 shares of stock under a Registration D private placement offering for total consideration of $199,625. The Company paid commissions on the sale in the amount of $13,750 which was charged against paid in capital. The Company received an interest bearing note receivable in the amount of $61,875 from some investors. This note is due June 1, 1997.

         (n) During the period October 1, 1994 through September 30, 1995 various individuals were issued restricted shares in return for goods and services rendered. The total number of shares issued was 88,171. The statement of operations was charged a total of $110,214 or $1.25 per share for these issuance. The various expenses categories charged were:

             Services rendered\ R&D                 $  70,711
             Advertising & Promotion                   19,813
             Legal                                      7,500
             Commissions                                6,875
             Purchases of goods                         2,815
             Office expense                             2,500
                                                     --------
             Total                                   $110,214
                                                     ========


The valuation was based on the fair value of the stock which approximated the value of goods and services rendered.

         (o) In December 1995 the Company initiated a 1 for 10 reverse stock split and changed the par value of the stock to $.001 per common share. In January 1996 all a, b, and c warrants exercising prices were reduced from $.25, $.50 and $.75 to $.10, $.15 and $.20 respectively. All warrants of these classes expired as of January 31, 1996.

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

NOTE 10- CAPITALIZATION (CONTINUED)

         (p) During the period October 1, 1995 through September 30, 1996 various individuals were issued shares in return for goods and services rendered. The total number of shares issued was 269,320. The statement of operations was charged a total of $580,836 or an average of $2.16 per share for these issuance. The various expenses categories charged were:

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

         (r) For periods prior to October 1, 1994 officers compensation actually received by officers was minimal. For those periods the Statement of Operations was charged an amount needed in order to obtain an annual officers compensation expense of $50,000. Additional paid in capital was credited for such amounts. During the period October 1, 1995 through September 30, 1996, 530,000 shares were issued to various officers for past service rendered. The fair value of these shares was $463,750. This amount was reduced by $150,000 which represents amounts charged in prior periods for compensation which was never actually paid to the officers.

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

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 12- EXPENSES

         (a)  Services   contributed   by  officers  was  charged  to  officer's
compensation even though no monies were paid to those officers. Management's estimate of the value of these costs are:



                   For year ended September 30,
                          1995 and 1996
                   ----------------------------          1994
                                                         ----

Officer's Salary             $0                        $40,000



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

         The Company is obligated under a licensing agreement to pay Drs. John and Nancy Godfrey a total of 5% of all sales of the Cold-Eeze product. This is comprised of a royalty fee of 3% and a consulting fee of 2%. These fees amounted to $19,999 and $0 for Fiscal 1996 and Fiscal 1995.

         The Company is also obligated under a separate licensing agreement with George Eby to pay him a 3% royalty fee of all sales collected for the remaining term of the patent. The patent expires in March 2002. No royalties were paid under this agreement in Fiscal 1996 and Fiscal 1995.

         The Company is obligated under an employment contract to its two principal officers, Guy J. Quigley and Charles A. Phillips, whereby the above-mentioned officers are to receive a combined royalty of 5% of gross sales from the Cold-Eeze product. No royalties were paid under this agreement in Fiscal 1996 and Fiscal 1995.

                             THE QUIGLEY CORPORATION

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 14- STOCK OPTIONS AND WARRANTS

The following is a summary of stock warrants and options outstanding for the dates listed:

                             THE QUIGLEY CORPORATION
                  SCHEDULE OF OUTSTANDING WARRANTS AND OPTIONS



                                                                                                             Sale
                         Warrants       Warrants        Warrants                                          Incentive
      Security            $1.00          $3.50        $.10,.15,.20       Options          Options          Options        Warrants
   Exercise Price        Class D        Class E       Class A,B,C        Various           $1.00         $1.25-$1.50    Underwriters
-----------------     -----------     ----------     ------------     ------------     ------------     ------------   -------------

Balance
Oct. 1, 1994                0             0        634,030          1,710,000                0                0           84,536

Exercised
Oct. 1, 1994 -
Sept. 30, 1995              0             0              0                  0                0                0           21,134
                    ----------------------------------------------------------------------------------------------------------------
  Subtotal                  0             0        634,030          1,710,000                0                0           63,402

Add:
New items issued            0             0              0                  0        1,500,000          140,000           63,402
                    ----------------------------------------------------------------------------------------------------------------
Balance
Sept. 30, 1995              0             0        634,030          1,710,000        1,500,000          140,000           63,402

Exercised
Oct. 1, 95 -
Sept. 30, '96               0             0         20,700                  0          385,000                0           20,000

Expired
Oct. 1, 95 -
Sept. 30, '96               0             0        613,330          1,710,000                0                0                0
                    ----------------------------------------------------------------------------------------------------------------
  Subtotal                  0             0              0                  0        1,115,000          140,000           43,402

Add:
New items issued      800,000       850,000              0                  0                0                0                0
                    ----------------------------------------------------------------------------------------------------------------
Balance
Sept. 30, 1996        800,000       850,000              0                  0        1,115,000          140,000           43,402
                      =======       =======       ========         ==========        =========          =======           =======

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


THE QUIGLEY CORPORATION


By:      /S/GUY J. QUIGLEY
         -----------------------------
         Guy J. Quigley, President and
         Chief Executive Officer

         Dated: April 4, 1997

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


               SIGNATURE                                 TITLE                              DATE
               ---------                                 -----                              ----


/S/ GUY J. QUIGLEY                       Chairman of the Board, President,              April 4, 1997
---------------------------------------  Chief Executive Officer and
Guy J. Quigley                           Director


/S/ GEORGE J. LONGO                      Vice President, Chief Financial                April 4, 1997
--------------------------------------   Officer and Director (Principal
George J. Longo                          Financial and Accounting Officer)


/S/ ERIC H. KAYTES                       Vice President, Secretary,                     April 4, 1997
-------------------------------------    Treasurer, and Director
Eric H. Kaytes


/S/ CHARLES A. PHILLIPS                  Vice President, Chief Operating                April 4, 1997
-------------------------------------    Officer and Director
Charles A. Phillips


-------------------------------------    Director                                       April 4, 1997
Dr. Robert L. Pollack

                                      -36-