Form 10QSB
period 1997-03-31
QUIGLEY CORP
filed 1997-05-20
CIK 868278

May 15, 1997




US Securities & Exchange Commission,
450 Fifth Street, NW
Washington, DC 20549




     RE: The Quigley Corporation ("Registrant")
     Form 10-QSB - Period Ended March 31, 1997


Dear Sir:

Enclosed herewith is original and 2 copies of above Registrant's Form 10-QSB, together with 5 additional conformed copies of such 10-QSB.

Kindly acknowledge receipt of the enclosed by signing and returning the enclosed self address post card.

Sincerely,




George J. Longo
Vice President
Chief Financial Officer



cc:           William Reilly Esq.
              Cooper & Lybrand, L.L.P.

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-QSB


[XX] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 March 31, 1997
                                 --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the transition period from ______________to_______________

                       Commission File Number: 01-21617

                            THE QUIGLEY CORPORATION
             (Exact name of registrant as specified in its charter)


        Nevada                                             23-2577138
     ---------------                                   ----------------
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



Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of April 21, 1997 11,691,268, all of one class of $.0005 par value common stock.

                               TABLE OF CONTENTS



Page No. PART I - Financial information                          Page No
                                                                 -------


Item 1.   Financial Statements 3-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations            10-11



PART II - Other Information

Item 1.   Legal Proceedings                                          12

Item 2.   Changes in Securities                                      12

Item 3.   Defaults Upon Senior Securities                            12

Item 4.   Submission of Matters to a
          Vote of Security Holders                                   12

Item 5.   Other Information                                          12

Item 6.   Exhibits and Reports on Form 8-K                           12

Signatures                                                           12

EDGAR     Exhibit 27                                                 13



                            THE QUIGLEY CORPORATION
                                 BALANCE SHEET


                                                       (Unaudited)
                                                      March 31, 1997
                                     ASSETS




Current Assets:
    Cash ..................................................   $ 9,042,356
    Accounts receivable, net ..............................    12,334,453
    Inventory .............................................       844,427
       Other current assets ...............................       107,721
                                                              -----------
           TOTAL CURRENT ASSETS ...........................    22,328,957
                                                              -----------

 EQUIPMENT - Less accumulated depreciation ................       118,485
                                                              -----------

 OTHER ASSETS:
       Patent rights - Less accumulated amortization.......       445,510
       Deferred income taxes (Note 4)......................       967,975
       Other assets .......................................       378,841
                                                              -----------
            TOTAL OTHER ASSETS ............................     1,792,326
                                                              -----------

 TOTAL ASSETS .............................................   $24,239,768
                                                              ===========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
      Accounts payable ....................................   $   903,396
      Accrued payroll and payroll taxes ...................       663,429
      Accrued royalties and sales commissions..............     3,581,070
      Accrued expenses ....................................     1,324,447
      Accrued income taxes ................................     5,292,149
                                                               ----------
           TOTAL CURRENT LIABILITIES ......................    11,764,491
                                                               ----------

OTHER NON-CURRENT LIABILITIES .............................       884,000
                                                               ----------

STOCKHOLDERS' EQUITY:
      Common Stock, $.0005 par value; authorized
        50,000,000; issued 12,178,130;
        outstanding 11,691,268 shares (Note 2).............         6,089
      Additional paid-in capital ..........................     7,440,119
      Retained earnings ...................................     5,638,057
      Less: Treasury stock, 486,862 shares
        at cost (Notes 2 & 3)..............................    (1,145,358)
        Stock subscription receivable (Note 2).............      (347,630)
                                                               ----------
           TOTAL STOCKHOLDERS' EQUITY .....................    11,591,277
                                                               ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................  $ 24,239,768
                                                               ==========


See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                       Three months ended

                                            March 31, 1997      March 31, 1996



NET SALES ......................................  $ 22,182,007    $   105,432
                                                  ------------    -----------

COST OF SALES ..................................     6,888,823         32,899
                                                  ------------    -----------

GROSS PROFIT ...................................    15,293,184         72,533
                                                  ------------    -----------


OPERATING EXPENSES:
      Sales and marketing ......................     2,486,124         42,137
      Administration ...........................     1,899,564        108,314
                                                  ------------    -----------
           TOTAL OPERATING EXPENSES ............     4,385,688        150,451
                                                  ------------    -----------


INCOME BEFORE TAXES ............................    10,907,496        (77,918)
                                                  ------------    -----------

INCOME TAXES (Note 4)...........................     4,417,681           (628)
                                                  ------------    -----------

NET INCOME .....................................  $  6,489,815    ($   77,290)
                                                  ============    ===========


Earnings  per common share:

      Primary (Notes 2 and 3)...................  $        .40    ($      .01)
                                                  ============    ===========

      Fully diluted (Notes 2 and 3).............  $        .40    ($      .01)
                                                  ============    ===========

Weighted average common shares outstanding:

      Primary (Notes 2 and 3)...................    16,368,844      8,416,568

      Fully diluted (Notes 2 and 3).............    16,368,844      8,416,568





See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Three months ended
                                                    March 31,1997  March 31,1996



OPERATING ACTIVITIES:
  Net income (loss) ..............................    $  6,489,815    ($77,290)
                                                      ------------    --------
  Adjustments to reconcile net income
    (loss) to net cash used by operating activities:
       Depreciation and amortization ..............         48,991        --
       Deferred income taxes ......................       (252,150)       --
       (Increase) decrease in assets:
           Accounts receivable ....................    (10,133,629)     61,065
           Inventory ..............................       (543,695)      7,419
           Other current assets ...................        (97,864)        253
       Increase (decrease) in liabilities:
           Accounts payable .......................        771,599      (7,757)
           Accrued payroll and payroll taxes ......        663,429        --
           Accrued royalties and sales commissions.      2,950,425        --
           Accrued expenses .......................      1,205,096      (1,442)
           Accrued income taxes ...................      4,669,831        --
           Other non-current liabilities ..........        884,000        --
                                                      ------------    --------
               Total adjustments ..................        166,033      59,538
                                                      ------------    --------

NET CASH PROVIDED BY OPERATING ACTIVITIES ..........     6,655,848     (17,752)
                                                      ------------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ............................        (50,435)       (697)
  Patent rights and other assets ..................       (390,515)        (11)
                                                      ------------    --------

NET CASH FLOWS FROM INVESTING ACTIVITIES ..........       (440,950)       (708)
                                                      ------------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Common stock issued from exercise of options and
      warrants ....................................         27,500        --
  Common stock issued from sale of stock ..........         76,007      28,575
  Due from attorney's escrow account ..............        260,000        --
  Stock subscription receivable ...................          7,978      (1,098)
                                                      ------------    --------

NET CASH FLOWS FROM FINANCING ACTIVITIES ..........        371,485      27,477
                                                      ------------    --------

NET INCREASE (DECREASE) IN CASH ...................      6,586,383       9,017

CASH AT BEGINNING OF PERIOD .......................      2,455,973      79,612
                                                      ------------    --------

CASH AT END OF PERIOD .............................   $  9,042,356    $ 88,629
                                                      ============    ========

See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                      STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)


                                                           Three months ended
                                                   March 31,1997   March 31,1996



Supplemental disclosure of cash flow information


   Non cash investing and financing activities:

   Capital expenditures                               ($7,905)           -----
   Patent rights                                     (205,000)           -----
   Common stock issued for services performed       1,358,263            -----
   Treasury stock cost                             (1,145,358)           -----














See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND GENERAL

The Quigley Corporation (the "Company"), organized under the laws of the state of Nevada, is primarily engaged in the development, manufacturing, and marketing of homeopathic cold remedies. The products developed are being offered to the general public through distributors, brokers, mail order, and is regularly featured on the QVC Cable TV shopping network. For the fiscal periods presented, and for the immediate future, the Company plans to continue concentrating its efforts in the promotion of its major proprietary "Cold-Eeze(TM)" and Cold-Eezer Plus products. These products are based upon a proprietary zinc gluconate glycine formula which in a clinical study conducted by The Cleveland Clinic, has been shown to reduce the severity and duration of the common cold. This product is covered by patents registered in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany and pending in Japan. Research is continuing on this product in order to maximize its full potential use for the general public.

On July 15,  1996,  results  of this  study  were  published  in the  Annals of
Internal Medicine - Vol. 125 No 2, of a new randomized double-blind placebo-controlled study of the common cold, which had commenced at the Cleveland Clinic Foundation, on October 3, 1994. This study had results that indicated a 42% reduction in the duration and severity of the common cold.

The Company has exclusive worldwide use, manufacturing, marketing and distribution rights for the zinc gluconate glycine lozenge formulation, known as "Cold-Eeze(TM)". The goal of the Company is to have consumers worldwide make "Cold-Eeze(TM)" their preferred choice for relief from the common cold.

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. Cold-Eeze(TM) is a homeopathic remedy which is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

The Company competes with a various range and size of suppliers in the cold remedy products arena. Cold-Eeze(TM) has been clinically proven to reduce the duration and severity of the common cold, whereas the competition's products only relieve the symptoms of the cold. The management of the Company believes there should be no future impediment on our ability to compete in the marketplace now, or in the immediate future, since factors concerning the product, such as, price, product quality, availability, reliability, credit terms, name recognition, delivery and support are all properly positioned.

The Balance Sheet as of March 31, 1997, the Statements of Operations, and the Statements of Cash Flows for the three month periods ended March 31, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes for the fiscal year ended September 30, 1996, in the Company's Form 10-KSB/A, and the transition quarter ended December 31, 1996, in the Company's Form 10-QSB. The transition quarter reflects the Company's change from a fiscal year end of September 30, to a calendar year end, and is reflective of the first quarter results since the release of The Cleveland Clinic Study in July 1996.

NOTE 2 - TRANSACTIONS AFFECTING STOCKHOLDER'S EQUITY

On January 15, 1997, the Company split its common stock on a two-for-one basis. Therefore, all share data such as, par value, earnings per share, options and warrants exercised, cash received or to be received for outstanding options and warrants are all on a post-split basis.

From January 1, 1997 to March 31, 1997, there were 40,000 shares issued through the exercise of stock options and warrants of the Company, shares numbering 17,884 were issued for cash payment, 264,120 were issued for services rendered to the Company, and 729,928 shares were returned to the Company to be placed in treasury. The difference between the option payment price, cash received, or fair market value for services rendered, resulted in an increase to the additional paid-in-capital of the Company.

At March 31, 1997, there were a total of 4,940,000 (of which 4,640,000 are currently exerciseable) of unexercised issued options and warrants of the Company's stock.

Of the shares issued through the exercise of stock options and warrants, monies in the amount of $347,630 still owing to the Company, are classified as a contra account in stockholder's equity.

In addition, the contract, as modified in November 1996, with Sands Brothers & Co., Ltd., the Company's investment banker, for the purpose of raising additional capital needed for expansion, stipulates that "Sands" has the conditional right to purchase, at $10 per share, 200,000 shares of the Company's stock, for every million dollars they identify for the Company in a private placement of the Company's stock pursuant to Regulation D. The Company desired that the private placement was not to exceed $10 million.

During the period ended March 31, 1997, the Company decided not to pursue a private placement offering. Therefore, the aforementioned possible additional warrants for "Sands" will not materialize. However, in order to cancel this arrangement with "Sands", which was subsequent to March 31, 1997, the Company issued to "Sands" 350,000 additional warrants to purchase the Company's stock at $10 per share. Accordingly, a provision for loss of $700,000 ($417,000 net of taxes) for a total of 1,150,000 warrants issued to "Sands", and other expenses expected to be incurred, was charged against earnings for the period ended March 31, 1997. Also, the Company canceled a contract with a consulting firm that was previously issued 350,000 options to purchase the Company's stock. A provision of $91,000 ($54,000 net of taxes), was charged against earnings during this period ended March 31, 1997. The provision for loss for these canceled agreements, which is based upon the current information available, may be adjusted, as a further valuation is made for these warrants.

On March 27, 1997, the Company received a net return to treasury 486,862 shares of its stock because of a favorable ruling from litigation commenced against Nutritional Foods, Ltd. ("NFL"). The total shares recovered was 729,928. As payment for legal services, 243,066 restricted shares were issued on March 27, 1997 with a discounted market value for these shares of $1,145,358. This discounted value then became the cost of the net treasury stock ($2.35 per share) returned to the Company.

NOTE 3 - EARNINGS PER SHARE

Earnings and net loss per share is based on the weighted average number of common shares outstanding during the three months ended March 31, 1997 and 1996. Using the modified treasury stock method, increased the weighted average number of common shares outstanding for the period ended March 31, 1997 by 4,305,014 shares, or a total number of weighted shares outstanding of 16,368,844. During the period ended March 31, 1996, no effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of basic EPS and diluted EPS. The effective date is for accounting periods ending after December 15, 1997, with restatement for prior periods presented after December 15, 1997.

NOTE 4 - INCOME TAXES

Income taxes includes both deferred and currently payable taxes. Deferred income taxes result from temporary differences which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $967,975 consists principally of future tax deductions from the issuance of options, warrants and restricted stock. For the period ended March 31, 1997 an effective tax rate is provided for deferred and currently payable taxes at 40.5%. Since the Company was in a Net Operating Loss position at March 31, 1996, only $628 was provided as the amount that was expected to be realized.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty agreements with the founders and developers, licensors, and consultants for the Cold-Eeze(TM) product. The gross royalty is 13% of sales collected before certain deductions. Representative Agreements are in place for several Brokers and Distributors, both Nationally and Internationally. These agreements are sales performance based. In addition the Company has also issued incentive common stock purchase options to its Brokers, Distributors and Representatives. Additionally, there are employment agreements in place with certain officers of the Company that expire in 2005 or earlier, and provide for among other things, a minimum annual base compensation.

During the period ended March 31, 1997, an agreement with the manufacturer of the Cold-Eeze(TM) product for the Company was entered for a period of three years. Also, the Company has contractual commitments for advertising amounting to approximately $2,700,000.

Included in the results of operations for the period ended March 31, 1997, are provisions for estimated costs to litigate the settlement of certain agreements and infringements of the Company's proprietary Cold-Eeze(TM) product by certain competitors.


NOTE 6 - OTHER MATTERS

On January 2, 1997, the Board of Directors approved the change of the Company's fiscal year from September 30 to December 31 to reflect the fiscal year which has been generally adopted by the pharmaceutical industry. The audited statements for the transition period October 1, 1996 to December 31, 1996, will be audited by Nachum Blumenfrucht, CPA, and filed by the Company within Form 10-KSB for the calendar year ended December 31, 1997.

On January 29, 1997, the Company engaged the independent accounting firm of Coopers & Lybrand L.L.P. to audit the Company's financial statements for the calendar year 1997. The replacement of the previous certifying accountant, Nachum Blumenfrucht, CPA, was made by approval of the Board of Directors of the Company and with agreement of Mr. Blumenfrucht. This change was due to the dramatic expansion of business operations undertaken by the Company since the close of the prior fiscal year. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any reportable event required to be disclosed.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After extensive research and development, coupled with consumer test marketing, the Company launched its products into the marketplace on a limited basis on October 1, 1994. The Company's major product,"Cold-Eeze(TM)", is designed for the commercial marketplace of Health Food Stores, Drug and Chain Stores and Supermarkets. Upon completion of a second double-blind placebo-controlled study at the Cleveland Clinic Foundation, which proved that Cold-Eeze, utilizing 13.3mg of zinc gluconate glycine, reduced the duration and severity of the common cold by 42%. These results were then peer-published in The Annals Of
Internal Medicine. This study also confirmed a previous Cold-Eeze study conducted at the Dartmouth College Cold Clinic which was peer-published in the Journal Of International Medical Research. The Dartmouth study, using a 23mg zinc gluconate glycine lozenge, also resulted in a 42% reduction in the duration and severity of the common cold.

In keeping with Homeopathy "less is more" was achieved in foregoing a reduction of dosage and under the previously reported direction of David Riley MD, a known authority on homeopathy and the only physician authorized by HPUS, the company has completed the process of a homeopathic proving on zinc gluconate (the active ingredient of our cold therapy).

At our Company's sole expense, zinc gluconate now has a homeopathic drug proving and a clinical trial demonstrating its effectiveness. A monograph has been filed with HPCUS (Homeopathic Pharmacopoeia Convention of the United States) and has been approved by the HPUS preliminary committee, the Pharmacy committee and the HPUS Board of Directors. Zinc gluconate, the active ingredient of Cold-Eeze(TM), will now be included in the HPUS pharmacopoeia.

Cold-Eeze is currently distributed, but not limited to the following distribution outlets, Chain Stores and/or Distributors Including: McKesson, Zee Medical, Foxmeyer, F. Dohman Company, Bergen Brunswick, Amerisource, US Health Distributors, Cardinal Health, Walgreen's, Eckerd, Revco, RiteAid, Thrift Drug , CVS, Albertsons, Kmart, Osco/Savon , American Stores, H.E. Butt and other smaller chains and independent outlets. Cold-Eezer Plus, continues to be sold successfully in the alternative marketplace of Doctor's Offices and the home shopping channel QVC.

For those with access to the Internet, the Company has created an information web site, which can be visited by using the following address:
http://www.quigleyco.com - The Company can also be E-mailed at: quigley@quigleyco.com.


RESULTS OF OPERATIONS

Prior to the release of the Cleveland Clinic Trial Study, financial information previously reported does not really compare to the financial relationships that are present in the three months period ended March 31, 1997. Also, it is expected that the Company will experience significant continued overall growth for the calendar year 1997. However, it is anticipated that there will be significant revenue reductions in the upcoming second and third quarters, but with substantial increases for the fourth quarter of this year. This presently occurs because the primary cold season is from September to March.

For the three months ended March 31, 1997, the Company reported revenues of $22,182,007 and a net income of $6,489,815, as compared with revenues of $105,432 and a net loss of ($77,290) for the comparable period ended March 31, 1996. This substantial increase in revenue and profits is primarily due to the publication of a recent clinical trial study in a medical journal, proving the effectiveness of Cold-Eeze as a remedy for the common cold. Also, contributing to this substantial increase was the Company's national marketing program, national exposure in the media, such as the ABC network news program, "20/20", in January 1997, and the substantial increase in the manufacturing availability for the product during this period, which is also planned for the remainder of 1997.

The current gross profit rate of 68.9% for the period ended March 31, 1997, should remain as a relative constant going forward, especially for the immediate future. This is comparable to the 68.8% gross profit rate for the period ended March 31, 1996.

Operating expenses, such as delivery, brokerage commissions, promotion, and advertising costs, increased significantly over the prior comparable period due to the national marketing efforts and the relationship of revenue dollar volume increases of the Cold-Eeze product. These expenses accounted for approximately $3,262,695 of the total operating costs of $4,385,688 for the three months ended March 31, 1997 as compared to total operating costs of $150,501 for the prior comparable period. Accordingly, until other income tax strategies currently being reviewed are implemented in the future, an effective tax rate for the Company should approximate 40.5%.

Although the Company expects that sales levels will be highest during the peak cold season from September through March, new marketing plans are under way as well as negotiating sales distribution agreements for the Southern Hemisphere, which has a cold season that is opposite of North America to help counteract the current seasonality for the product.

Total assets of $24,239,768, working capital of $10,564,466 and shareholder's equity of $11,591,277 for the period ended March 31, 1997, increased dramatically from the prior comparable period. This occurred primarily from significant sales and net income volume increases which thereby increased accounts receivable by $10,133,629 and inventories by $543,695. The occurrence of common stock related transactions, as compared to the comparable reporting period, totaling $584,390 also contributed to the balance sheet increases.

The management of the Company currently believes that the expected significant increases in revenues, and related profits generated, for the remainder of 1997, should provide an internal source of capital to fund the Company's business operations, and as needed, short term funding with commercial banks. Also, management is not aware of any trend, events or uncertainties that have, or are reasonably likely, or expected to have, a material negative impact upon the Company's short term or long term liquidity.

PART II - Other Information


Item 1. Legal proceedings None

Item 2. Changes in securities None

Item 3. Defaults upon senior securities None

Item 4. Submission of matters to a vote of security holders None

Item 5. Other information None

Item 6. Exhibits and reports on Form 8-K a) Form 8-K was filed on February 4, 1997 covering all items specified in Note 6 to the Company's financial statements










SIGNATURES

Pursuant to the requirements of the be signed Securities Exchange Act of 1934, the registrant has duly caused this report to on its behalf by the undersigned thereunto duly authorized.


THE QUIGLEY CORPORATION



By: /s/ George J. Longo
    -------------------
     George J. Longo
     Vice President, Chief Financial Officer

     Date: May 15, 1997