Form 10QSB
period 1997-06-30
QUIGLEY CORP
filed 1997-08-14
CIK 868278

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                  FORM 10-QSB


[XX] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For  the quarterly period ended June 30, 1997
                                     -------------

                                      or

[  ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

  For the transition period from _____to_____Commission File Number: 01-21617

                            THE QUIGLEY CORPORATION
            (Exact name of registrant as specified in its charter)


              Nevada                                  23-2577138
(State or other jurisdiction of            (IRS Employer Identification No.)
 incorporation or organization)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

       Landmark Building, 10 South Clinton Street, Doylestown, PA 18901
       ----------------------------------------------------------------
              (Address of principle executive offices) (Zip Code)

                                (215) 345-0919
                                --------------
             (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of July 31, 1997 11,911,268, all of one class of $.0005 par value common stock.

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

EDGAR          Exhibit 27


                            THE QUIGLEY CORPORATION
                                 BALANCE SHEET


                                                       (Unaudited)
                                                      June 30, 1997
                                                      -------------
                          ASSETS

Current Assets:
      Cash and cash equivalents ................................   $ 6,568,043
      Accounts receivable, net .................................     1,443,840
      Inventory ................................................     7,366,650
      Prepaid income taxes .....................................       594,807
      Other current assets .....................................       451,641
                                                                    ----------
          TOTAL CURRENT ASSETS .................................    16,424,981
                                                                    ----------

EQUIPMENT - Less accumulated depreciation ......................       140,112
                                                                    ----------

OTHER ASSETS:
      Patent rights - Less accumulated amortization ............       432,357
      Deferred income taxes  (Note 4)  .........................     1,014,414
      Other assets .............................................       414,113
                                                                    ----------
           TOTAL OTHER ASSETS ..................................     1,860,884
                                                                    ----------

TOTAL ASSETS ...................................................   $18,425,977
                                                                    ==========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
      Accounts payable .........................................   $ 1,261,107
      Accrued payroll and payroll taxes ........................       630,076
      Accrued royalties and sales commissions ..................     1,158,532
      Accrued expenses .........................................     1,721,949
                                                                    ----------
           TOTAL CURRENT LIABILITIES ...........................     4,771,664
                                                                    ----------

OTHER NON-CURRENT LIABILITIES ..................................       919,701
                                                                    ----------

STOCKHOLDER'S EQUITY:
      Common Stock, $.0005 par value; authorized
          50,000,000; issued 12,223,130;
          outstanding 11,736,268 shares (Note 2) ...............         6,112
      Additional paid-in capital ...............................     7,473,446
      Retained earnings ........................................     6,695,412
      Less: Treasury stock, 486,862 shares at cost (Notes 2&3)..    (1,145,358)
               Stock subscription receivable (Note 2) ..........      (295,000)
                                                                    ----------
           TOTAL STOCKHOLDER'S EQUITY ..........................    12,734,612
                                                                    ----------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY  ...................   $ 18,425,977
                                                                    ==========


                See accompanying notes to financial statements




                            THE QUIGLEY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three months ended       Six months ended
                              June 30,     June 30,      June 30,       June 30,
                                 1997         1996          1997          1996
                            ----------   -----------   -----------   ----------

NET SALES ................  $4,083,736   $   69,496   $26,265,742   $   174,928
                            ----------   -----------   -----------   ----------

COST OF SALES ............   1,225,374       20,953     8,114,196        53,852
                            ----------   ----------   -----------    ----------

GROSS PROFIT .............   2,858,362       48,543    18,151,546       121,076
                            ----------   ----------   -----------    ----------


OPERATING EXPENSES:
   Sales and marketing ...     435,099       40,427     2,921,223        82,564
   Administration ........     646,429      103,278     2,546,003       210,964
                            ----------   ----------   -----------    ----------


TOTAL OPERATING EXPENSES .   1,081,528      143,705     5,467,226       293,528
                            ----------   ----------   -----------    ----------

INCOME BEFORE TAXES ......   1,776,834      (95,162)   12,684,320      (172,452)
                            ----------   -----------  -----------    ----------

INCOME TAXES (Note 4).....     719,469         --       5,137,150          --
                            ----------   -----------  -----------   -----------

NET INCOME .............. $  1,057,365   ($  95,162)  $ 7,547,170   ($  172,452)
                          ============    ==========  ===========    ==========


Earnings per common share:

   Primary
     (Notes 2 & 3)               $.07         ($.01)         $.47         ($.02)
                          ============    ==========  ===========   ===========

   Fully diluted
     (Notes 2 & 3)               $.07         ($.01)         $.47         ($.02)
                          ============    ==========  ===========   ===========


Weighted average common shares outstanding:

   Primary
     (Notes 2 & 3)         15,825,852     8,377,532    16,199,522     8,397,050

   Fully diluted
     (Notes 2 & 3)         15,825,852     8,377,532    16,199,522     8,397,050





See accompanying notes to financial statements




                            THE QUIGLEY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                             Six months ended
                                                        June 30,       June 30,
                                                          1997           1996
                                                        -------        -------

OPERATING ACTIVITIES:
   Net income (loss) ....... .......................   $ 7,547,170    ($172,452)
                                                       -----------    ---------
   Adjustments to reconcile net income (loss)
    to net cash  used by operating activities:
      Depreciation and amortization ................        69,027         --
      Deferred income taxes ........................      (298,589)        --
      (Increase) decrease in assets:
           Accounts receivable .....................       756,984      120,779
           Prepaid income taxes ....................      (594,807)        --
           Inventory ...............................    (7,065,918)      13,854
           Other current assets ....................      (441,784)         506
      Increase (decrease) in liabilities:
           Accounts payable ........................     1,129,310      (28,468)
           Accrued payroll and payroll taxes .......       630,076         --
           Accrued royalties and sales commissions..       527,887         --
           Accrued expenses ........................     1,602,598       (2,445)
           Accrued income taxes ....................      (622,318)        --
           Other non-current liabilities ...........       509,000         --
                                                       -----------    ---------
                Total adjustments ..................    (3,798,534)     104,226
                                                       -----------    ---------

      NET CASH PROVIDED BY OPERATING ACTIVITIES .....    3,748,636      (68,226)
                                                       -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................       (78,516)     (1,333)
   Patent rights and other assets ...................       (15,515)        (24)
                                                        -----------   ---------

      NET CASH FLOWS FROM INVESTING ACTIVITIES ......       (94,031)     (1,357)
                                                        -----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Common stock issued from exercise of options
     and warrants ...................................        60,850        --
   Common stock issued from sale of stock ...........        76,007      77,980
   Due from attorney's escrow account ...............       260,000        --
   Stock subscription receivable ....................        60,608      (2,214)
                                                        -----------   ---------

      NET CASH FLOWS FROM FINANCING ACTIVITIES ......       457,465      75,766
                                                        -----------   ---------

         NET INCREASE (DECREASE) IN CASH ............     4,112,070       6,183

CASH  AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...     2,455,973      79,612
                                                        -----------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........   $ 6,568,043   $  85,795
                                                        ===========   =========

See accompanying notes to financial statements




                            THE QUIGLEY CORPORATION
                     STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)

                                                             Six months ended
                                                        June 30,       June 30,
                                                          1997           1996
                                                        -------        -------

Supplemental disclosure of cash flow information


   Non cash investing and financing activities:

   Capital expenditures                                   $7,905         -----
   Patent rights and other assets                       $615,701         -----
   Common stock issued for services performed         $1,358,263         -----
   Treasury stock cost                                $1,145,358         -----



















See accompanying notes to financial statements


                                      -6-

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND GENERAL

The Quigley Corporation (the "Company"), organized under the laws of the state of Nevada, is primarily engaged in the development, manufacturing, and marketing of homeopathic cold remedies. The products developed are being offered to the general public through distributors, brokers, mail order, and is regularly featured on the QVC Cable TV shopping network. For the fiscal periods presented, and for the immediate future, the Company plans to continue concentrating its efforts in the promotion of its major proprietary "Cold-Eeze(R)" and Cold-Eezer Plus products. These products are based upon a proprietary zinc gluconate glycine formula which in a clinical study conducted by The Cleveland Clinic, has been shown to reduce the severity and duration of the common cold symptoms. This product is covered by patents registered in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany and pending in Japan. Research is continuing on this product in order to maximize its full potential use for the general public.

On July 15, 1996, results of this study were published in the Annals of Internal Medicine - Vol. 125 No 2, of a new randomized double-blind placebo-controlled study of the common cold, which had commenced at the Cleveland Clinic Foundation, on October 3, 1994. This study had results that indicated a 42% reduction in the duration and severity of the common cold symptoms.

The Company has exclusive worldwide representation, manufacturing, marketing and distribution rights for the zinc gluconate glycine lozenge formulation, known as "Cold-Eeze(R)", which is patented in the United States, United Kingdon, Sweden, France, Italy, Canada, Germany, and pending in Japan. The goal of the Company is to have consumers worldwide make "Cold-Eeze(R)" their preferred choice for relief from the common cold.

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. Cold-Eeze(R) is a homeopathic remedy which is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

The Company competes with a various range and size of suppliers in the cold remedy products arena. Cold-Eeze(R) which has been clinically proven to reduce the duration and severity of the common cold symptoms, offers a significant advantage over other suppliers in the over-the-counter cold remedy market. The management of the Company believes there should be no future impediment on our ability to compete in the marketplace now, or in the immediate future, since factors concerning the product, such as, price, product quality, availability, reliability, credit terms, name recognition, delivery and support are all properly positioned.

The Balance Sheet as of June 30, 1997, the Statements of Operations for the three and six months periods ended June 30, 1997 and 1996, and the Statements of Cash Flows for the six months periods ended June 30, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

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

From January 1, 1997 to June 30, 1997, there were 85,000 shares issued through the exercise of stock options and warrants of the Company, shares numbering 17,884 were issued for cash payment, 264,120 were issued for services rendered to the Company, and 729,928 shares were returned to the Company to be placed in treasury. The difference between the option payment price and cash received or fair market value for services rendered, resulted in an increase to the additional paid-in-capital of the Company.

At June 30, 1997, there were a total of 5,935,000 of unexercised issued options and warrants of the Company's stock.

Of the shares issued through the exercise of stock options and warrants, monies in the amount of $295,000 still owed to the Company, are classified as a contra account in stockholder's equity.

On October 1, 1996, the Company entered into an agreement with Sands Brothers & Co., Ltd, ("Sands") to assist the Company raise additional capital and to provide other investment banking services. For this service, Sands received 800,000 warrants at an exercise price of $1.75. Subsequently, this contract, was modified in November 1996, and stipulated Sands had the conditional right to purchase, at $10 per share, 200,000 shares of the Company's stock, for every million dollars they identify for the Company in a private placement of the Company's Stock pursuant to Regulation D. The Company desired that the private placement was not to exceed $10 million. During the first quarter of 1997, the Company decided not to pursue a private placement offering. Therefore, the aforementioned possible additional warrants for Sands will not materialize.

However, in order to terminate this arrangement with Sands, the Company issued to Sands 350,000 additional warrants to purchase the Company's stock at $10 per share. Accordingly, a provision for loss of $700,000 ($417,000 net of taxes) for a total of 1,150,000 warrants issued to Sands, and other expenses expected to be incurred, was charged against earnings.

Also, the Company terminated a contract with a consulting firm that was previously issued 350,000 options to purchase the Company's stock. A provision of $91,000 ($54,000 net of taxes), was also charged against earnings

On March 27, 1997, the Company received a net return to treasury 486,862 shares of its stock because of a favorable ruling from litigation commenced against Nutritional Foods, Ltd. ("NFL"). The total shares recovered was 729,928. As payment for legal services, 243,066 restricted shares were issued on March 27, 1997 with a discounted market value for these shares of $1,145,358. This discounted value then became the cost of the net treasury stock ($2.35 per share) returned to the Company.

NOTE 3 - EARNINGS PER SHARE

Earnings and net loss per share is based on the weighted average number of common shares outstanding during the three months and six months periods ended June 30, 1997 and 1996. Using the modified treasury stock method, increased the weighted average number of common shares outstanding for the period ended June 30, 1997 by 4,310,723 shares, or a total number of weighted shares outstanding of 16,199,522. During the period ended June 30, 1996, no effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of basic EPS and diluted EPS. The effective date is for accounting periods ending after December 15, 1997, with restatement for prior periods presented after December 15, 1997.

NOTE 4 - INCOME TAXES

Income taxes includes both deferred and currently payable taxes. Deferred income taxes result from temporary differences which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $1,014,414 consists principally of future tax deductions from the issuance of options, warrants and restricted stock. For the three months and six months periods ended June 30, 1997 an effective tax rate is provided for deferred and currently payable taxes at 40.5%. Since the Company was in a Net Operating Loss position at June 30, 1996, no taxes were provided for payment or recovery.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty agreements with the founders and developers, licensors, and consultants for the Cold-Eeze(R) product. The gross royalty is 13% of sales collected before certain deductions. Representative Agreements are in place for several Brokers and Distributors, both Nationally and Internationally. These agreements are sales performance based. In addition the Company has also issued incentive common stock purchase options to its Brokers, Distributors and Representatives. Additionally, there are employment agreements in place with certain officers of the Company that expire in 2005 or earlier, and provide for among other things, a minimum annual base compensation.

On March 17, 1997, an agreement with the manufacturer of the Cold-Eeze(R) product for the Company was entered for a period of three years. Also, the Company has contractual commitments for advertising amounting to approximately $2,600,000.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position. Included in the results of operations for the period ended June 30, 1997, are provisions for estimated costs to litigate the settlement of certain agreements and infringements of the Company's proprietary Cold-Eeze(R) product by certain competitors.


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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

After extensive research and development, coupled with consumer test marketing, the Company launched its products into the marketplace on a limited basis on October 1, 1994. The Company's major product,"Cold-Eeze(R)", is designed for the commercial marketplace of Health Food Stores, Drug and Chain Stores and Supermarkets. Upon completion of a second double-blind placebo-controlled study at the Cleveland Clinic Foundation, which proved that Cold-Eeze(R), utilizing 13.3mg of zinc gluconate glycine, reduced the duration and severity of the common cold symptoms by 42%. These results were then peer-published in The Annals Of Internal Medicine. This study also confirmed a previous Cold-Eeze(R) study conducted at the Dartmouth College Cold Clinic, which was peer-published in the Journal Of International Medical Research. The Dartmouth study, using a 23mg zinc gluconate glycine lozenge, also resulted in a 42% reduction in the duration and severity of the common cold symptoms.

In keeping with Homeopathy "less is more", the company has completed the process of a homeopathic proving on zinc gluconate (the active ingredient of our cold therapy).

Zinc gluconate now has a homeopathic drug proving and a clinical trial demonstrating its effectiveness. A monograph has been filed with HPCUS (Homeopathic Pharmacopoeia Convention of the United States) and has been approved by the HPUS preliminary committee, the Pharmacy committee and the HPUS Board of Directors. Zinc gluconate, the active ingredient of Cold-Eeze(R), will now be included in the HPUS pharmacopoeia.

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


RESULTS OF OPERATIONS

Prior to the release of the Cleveland Clinic Study in July 1996, financial information previously reported does not really compare to the financial relationships that are present in the three and six months periods ended June 30, 1997. Also, it is expected that the Company will experience significant continued overall growth for the calendar year 1997. However, since the primary cold season is from September to March, the Company's normal revenue cycle will have significant revenue reductions in the second quarter, and to a lessor extent, in the third quarter, as compared with the first and fourth quarters of the year.

For the three and six months periods ended June 30, 1997, the Company reported revenues of $4,083,736 and $26,265,742, and a net income of $1,057,365 and
$7,547,170 as compared with revenues of $69,496 and $174,928 and a net loss of ($95,162) and ($172,452) for the comparable periods ended June 30, 1996. This substantial increase in revenue and profits is primarily due to the publication of a recent clinical trial study in a medical journal, proving the effectiveness of Cold-Eeze(R) as a remedy for the common cold. Also, contributing to this substantial increase was the Company's national marketing program, national exposure in the media, such as the ABC network news program, "20/20", in January 1997, and the substantial increase in the manufacturing availability for the product during this period, which is also planned for the remainder of 1997.

The current gross profit rate of 70.0% and 69.1% for the three and six months periods ended June 30, 1997, should remain as a relative constant going forward, especially for the immediate future. This is comparable to the 69.9% and 69.2% gross profit rate for the comparable periods ended June 30, 1996.

Operating expenses, such as delivery, brokerage commissions, promotion, advertising and legal costs, increased significantly over the prior comparable period due to the national marketing efforts and the relationship of revenue dollar volume increases of the Cold-Eeze(R) product. These expenses accounted for approximately $651,881 and $3,081,831 of the total operating costs of $1,081,528 and $5,467,226 for the three and six months periods ended June 30, 1997 as compared to total operating costs of $143,705 and $293,528 for the prior comparable three and six months periods. Accordingly, until other income tax strategies currently being reviewed are implemented in the future, an effective tax rate for the Company should approximate 40.5%.

Although the Company expects that sales levels will be highest during the peak cold season from September through March, new marketing plans are under way as well as negotiating sales distribution agreements for the Southern Hemisphere, which has a cold season that is opposite of North America, to help counteract the current seasonality for the product.

Total assets of $18,425,977, working capital of $11,653,317 and shareholder's equity of $12,734,612 at June 30, 1997, increased dramatically as compared to $6,281,184, $3,723,275 and $4,777,073, respectively at December 31, 1996. This occurred primarily from significant sales and net income volume increases which thereby increased cash and cash equivalents $4,112,070, inventories $7,065,918, accounts payable and other accrued expenses $3,889,871. The occurrence of common stock related transactions, as compared to the comparable reporting period, totaling $670,369 also contributed to the balance sheet increases.

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

                          PART II - Other Information


Item 1.   Legal proceedings                                      None

Item 2.   Changes in securities                                  None

Item 3.   Defaults upon senior securities                        None

Item 4.   Submission of matters to a vote of security holders:

          On March 21, 1997, the Company held its annual meeting with 12,119,192 shares of Common Stock, par value $.0005, being eligible to vote. The presence of a quorum was reached and the reelection of the current Board of Directors and the election of Coopers & Lybrand L.L.P. as independent auditors for the calendar year 1997 was approved.

Item 5.   Other information:

          As of July 7, 1997, the Company began trading on the NASDAQ SmallCap Market, with its trading symbol remaining "QGLY". As part of the listing process, NASDAQ requested and received a review of the Company's unaudited March 31, 1997 quarterly financial statements by Coopers & Lybrand L.L.P., the Company's newly-appointed independent auditors.

Item 6.   Exhibits and reports on Form 8-K
          a) Form 8-K was filed on February 4, 1997 covering all items specified in Note 6 to the Company's financial statements



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


THE QUIGLEY CORPORATION



By: /s/ George J. Longo
        ---------------
        George J. Longo
        Vice President, Chief Financial Officer

Date: August 14, 1997