Form 10QSB
period 1997-09-30
QUIGLEY CORP
filed 1997-11-13
CIK 868278

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB


[XX] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------

                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______ Commission File Number: 01-21617

                            THE QUIGLEY CORPORATION
            (Exact name of registrant as specified in its charter)


         Nevada                                         23-2577138
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
 incorporation or organization)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)
       Landmark Building, 10 South Clinton Street, Doylestown, PA 18901
-------------------------------------------------------------------------------
       (Address of principle executive offices)            (Zip Code)

                                (215) 345-0919
                                --------------
             (Registrant's telephone number, including area code)


             (Former name, former address and former fiscal year,
                         if changed since last report)



Indicate by the check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of October 31, 1997 12,599,864, all of one class of $.0005 par value common stock.

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


                            THE QUIGLEY CORPORATION
                                 BALANCE SHEET


                                                       (Unaudited)
                                                   September 30, 1997
                                                   ------------------

                                    ASSETS



Current Assets:
   Cash and cash equivalents .......................   $ 7,700,708
   Accounts receivable, net ........................     7,518,045
   Inventory .......................................     9,949,393
   Prepaid income taxes ............................     3,236,748
   Other current assets ............................       358,704
                                                       -----------
      TOTAL CURRENT ASSETS .........................    28,763,598
                                                       -----------

 EQUIPMENT - Less accumulated depreciation .........       156,572
                                                       -----------

 OTHER ASSETS:
       Patent rights - Less accumulated amortization       394,926
       Deferred income taxes (Note 4)...............       779,449
       Other assets ................................       322,643
                                                       -----------
            TOTAL OTHER ASSETS .....................     1,497,018
                                                       -----------

 TOTAL ASSETS ......................................   $30,417,188
                                                       ===========

                     LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
      Accounts payable .............................  $  1,434,457
      Accrued payroll and payroll taxes ............     1,179,082
      Accrued royalties and sales commissions ......     2,154,981
      Accrued expenses .............................     1,539,477
                                                      ------------
           TOTAL CURRENT LIABILITIES ...............     6,307,997
                                                      ------------

OTHER NON-CURRENT LIABILITIES ......................       783,614
                                                      ------------

STOCKHOLDER'S EQUITY:
      Common Stock, $.0005 par value; authorized
      50,000,000; issued 12,633,126; outstanding
      12,146,264 shares (Note 2)....................         6,317
      Additional paid-in capital ...................    13,401,181
      Retained earnings ............................    11,063,437
      Less: Treasury stock, 486,862
      shares at cost (Notes 2 & 3)..................    (1,145,358)
                                                       ------------
           TOTAL STOCKHOLDER'S EQUITY ..............    23,325,577
                                                       ------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY..........  $ 30,417,188
                                                      ============

See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                             Three months ended          Nine months ended
                       September 30,  September 30,  September 30, September 30,
                            1997           1996           1997           1996
                       -----------    -----------    -----------    -----------

NET SALES ...........  $14,698,350    $   726,915    $40,964,092    $   901,843
                       -----------    -----------    -----------    -----------


COST OF SALES .......    4,322,564        212,140     12,436,760        265,992
                       -----------    -----------    -----------    -----------

GROSS PROFIT ........   10,375,786        514,775     28,527,332        635,851
                       -----------    -----------    -----------    -----------


OPERATING EXPENSES:
  Sales and marketing    1,635,289        457,708      4,556,512        540,272
  Administration ....    1,399,279        601,587      3,945,282        812,551
                       -----------    -----------    -----------    -----------
TOTAL OPERATING
EXPENSES.............    3,034,568      1,059,295      8,501,794      1,352,823
                       -----------    -----------    -----------    -----------

INCOME BEFORE TAXES..    7,341,218       (544,520)    20,025,538       (716,972)
                       -----------    -----------    -----------    -----------

INCOME TAXES(Note 4).    2,973,193        (27,050)     8,110,343        (27,050)
                       -----------    -----------    -----------    -----------

NET INCOME...........  $ 4,368,025    ($  517,470)   $11,915,195   ($   689,922)
                       ===========    ===========    ===========    ===========



Earnings  per common share:

Primary
(Notes 2 and 3)......         $.27          ($.07)          $.73          ($.09)
                       ===========    ===========    ===========    ===========

Fully diluted
(Notes 2 and 3)......         $.27          ($.07)          $.72          ($.09)
                       ===========    ===========    ===========    ===========



Weighted average common shares outstanding:

Primary
(Notes 2 and 3).......  16,365,250      8,016,729     16,240,735      8,131,178
                       ===========    ===========    ===========    ===========

Fully diluted
(Notes 2 and 3).......  16,412,016      8,016,729     16,580,370      8,131,178
                       ===========    ===========    ===========    ===========



See accompanying notes to financial statements


                            THE QUIGLEY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                          Nine months ended
                                                    September 30,  September 30,
                                                           1997          1996
                                                     ------------    ----------



OPERATING ACTIVITIES:
 Net income (loss) ...............................   $ 11,915,195     ($689,922)
                                                     ------------   -----------
 Adjustments  to  reconcile  net income
 (loss) to net cash  provided  by operations:
 Non-cash expenditures recorded in paid-in-capital           --         894,586
 Depreciation and amortization ...................         97,693        17,461
 Deferred income taxes ...........................        (63,624)      (27,050)
 (Increase) decrease in assets:
      Accounts receivable ........................     (5,317,221)     (394,778)
      Prepaid income taxes .......................     (3,236,748)         --
      Inventory ..................................     (9,648,661)       15,765
      Other current assets .......................       (348,847)        3,556
 Increase (decrease) in liabilities:
      Accounts payable ...........................      1,302,660        54,783
      Accrued payroll and payroll taxes ..........      1,179,082          --
      Accrued royalties and sales commissions ....      1,524,336          --
      Accrued expenses ...........................      1,420,126       (46,157)
      Accrued income taxes .......................       (622,318)         --
      Other non-current liabilities ..............        509,000          --
                                                     ------------    ----------
           Total adjustments .....................    (13,204,522)      518,166
                                                     ------------    ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES ........     (1,289,327)     (171,756)
                                                     ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................       (101,702)      (39,580)
   Patent rights and other assets ................        (44,640)         (484)
                                                     ------------    ----------

      NET CASH FLOWS FROM INVESTING ACTIVITIES ...       (146,342)      (40,064)
                                                     ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits related to stock options,
      warrants and common stock                         5,620,439          --
   Proceeds from exercise of options and warrants..       368,350       474,327
   Proceeds from common stock issued ..............        76,007        41,019
   Due from attorney's escrow account .............       260,000         9,000
   Stock subscription receivable ..................       355,608       (21,991)
                                                     ------------    ----------

      NET CASH FLOWS FROM FINANCING ACTIVITIES ....     6,680,404       502,355
                                                     ------------    ----------

      NET INCREASE (DECREASE) IN CASH .............     5,244,735       290,535

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..     2,455,973        79,612
                                                     ------------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........  $  7,700,708    $  370,147
                                                     ============    ==========


See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                     STATEMENTS OF CASH FLOWS (continued)
                                  (Unaudited)



                                                          Nine months ended
                                                    September 30,  September 30,
                                                           1997          1996
                                                     ------------    ----------

Supplemental disclosure of cash flow information
------------------------------------------------

   Non cash investing and financing activities:

   Capital expenditures .......................      $    7,905           --
   Patent rights and other assets .............      $  615,701     $  210,000
   Common stock issued for services performed .      $1,358,263     $1,104,586
   Treasury stock cost ........................      $1,145,358           --





























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

The  Company  has  an  exclusive   agreement  for  worldwide   representation,
manufacturing, marketing and distribution rights for the zinc gluconate glycine lozenge formulation, known as "Cold-Eeze(R)", which is patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. The goal of the Company is to have consumers worldwide make "Cold-Eeze(R)" their preferred choice for relief from the common cold.

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

The Balance Sheet as of September 30, 1997, the Statements of Operations for the three and nine months periods ended September 30, 1997 and 1996, and the Statements of Cash Flows for the nine months periods ended September 30, 1997 and 1996, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

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

From January 1, 1997 to September 30, 1997, there were 495,000 shares issued through the exercise of stock options and warrants of the Company, shares numbering 17,884 were issued for cash payment, 264,120 were issued for services rendered to the Company, and 729,928 shares were returned to the Company to be placed in treasury. The difference between the option payment price and cash received or fair market value for services rendered, resulted in an increase to the additional paid-in-capital of the Company. Additionally, the exercises of options and warrants, and restricted stock that was issued for services that became unrestricted during the period, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital.

At September 30, 1997, there were 5,545,000 unexercised issued options and warrants of the Company's stock.

On October 1, 1996, the Company entered into an agreement with Sands Brothers & Co., Ltd., ("Sands") to assist the Company raise additional capital and to provide other investment banking services. For this service, Sands received 800,000 warrants at an exercise price of $1.75. Subsequently, this contract, was modified in November 1996, and stipulated Sands had the conditional right to purchase, at $10 per share, 200,000 shares of the Company's stock, for every million dollars they identify for the Company in a private placement of the Company's stock pursuant to Regulation D. The Company desired that the private placement was not to exceed $10 million. During the first quarter of 1997, the Company decided not to pursue a private placement offering. Therefore, the aforementioned possible additional warrants for Sands will not materialize.

However, in order to terminate this arrangement with Sands, the Company issued to Sands 350,000 additional warrants to purchase the Company's stock at $10 per share. Accordingly, a provision for loss of $700,000 ($417,000 net of taxes) for a total of 1,150,000 warrants issued to Sands, and other expenses expected to be incurred, was charged against earnings.

Also, the Company terminated a contract with a consulting firm that was previously issued 350,000 options to purchase the Company's stock. A provision of $91,000 ($54,000 net of taxes), was also charged against earnings.

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

NOTE 3 - EARNINGS PER SHARE

Earnings and net loss per share is based on the weighted average number of common shares outstanding during the three months and nine months periods ended September 30, 1997 and 1996. Using the modified treasury stock method, increased the weighted average number of common shares outstanding for the period ended September 30, 1997 by 4,269,446 shares for primary EPS and 4,609,081 shares for fully diluted EPS, or a total number of weighted shares outstanding of 16,240,735 and 16,580,370 respectively. During the period ended September 30, 1996, no effect has been given to unexercised stock options or warrants because the effect would be antidilutive.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share", which simplifies the calculation of basic EPS and diluted EPS. The effective date is for accounting periods ending after December 15, 1997, with restatement for prior periods presented after December 15, 1997.

NOTE 4 - INCOME TAXES

Income taxes includes both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $779,449 consists principally of future tax deductions from the issuance of options, warrants and restricted stock. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during the period, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $5,620,439. These reductions are "permanent differences" and do not affect the provisions for deferred or current income tax expense.

For the three months and nine months periods ended September 30, 1997 an effective tax rate is provided for deferred and currently payable taxes at 40.5%. Since the Company was in a Net Operating Loss position at September 30, 1996, only refunds expected to be collected were recorded as a reduction to tax expense.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty agreements with the founders and developers, licensors, and consultants for the Cold-Eeze(R) product. The gross royalty is 13% of sales collected before certain deductions. Representative Agreements are in place for several Brokers and Distributors, both Nationally and Internationally. These agreements are sales performance based. In addition the Company has also issued incentive common stock purchase options to its Brokers, Distributors and Representatives. Additionally, there are employment agreements in place with officers of the Company that expire in 2005 or earlier, and provide for among other things, a minimum annual base compensation.

On March 17, 1997, an agreement with the manufacturer of the Cold-Eeze(R) product for the Company was entered for a period of three years. The Company has contractual commitments for advertising amounting to approximately $3,000,000. Additionally, in September 1997, the Company obtained an initial $5 million revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory, renews in one year, with interest at prime or 275 basis points above the Euro-Dollar Rate.

The Company is involved in certain legal actions and claims arising in the ordinary course of business. It is the opinion of management (based on advice of legal counsel) that such litigation and claims will be resolved without material effect on the Company's financial position. Included in the results of operations for the period ended September 30, 1997, are provisions for estimated costs to litigate the settlement of certain agreements and infringements of the Company's proprietary Cold-Eeze(R) product by certain competitors.


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

Zinc gluconate now has a homeopathic drug proving and a clinical trial demonstrating its effectiveness. A monograph has been filed with HPCUS (Homeopathic Pharmacopoeia Convention of the United States) and has been approved by the HPUS preliminary committee, the Pharmacy committee and the HPUS Board of Directors. Zinc gluconate, the active ingredient of Cold-Eeze(R), is now included in the HPUS pharmacopoeia.

Cold-Eeze is currently distributed, but not limited to the following distribution outlets, Chain Stores and/or Distributors Including: McKesson, Zee Medical, F. Dohman Company, Bergen Brunswig, Amerisource, US Health Distributors, Cardinal Health, Walgreen's, Eckerd, RiteAid, CVS, Albertsons, Kmart, Osco/Savon , American Stores, H.E. Butt and other smaller chains and independent outlets. Cold-Eezer Plus, continues to be sold successfully in the alternative marketplace of doctor's offices and the home shopping channel QVC.

The Company has created an information web site, which can be visited by using the following address: http://www.quigleyco.com - The Company can also be E-mailed at: quigley@quigleyco.com.


RESULTS OF OPERATIONS

Prior to the release of the Cleveland Clinic Study in July 1996, financial information previously reported does not really compare to the financial relationships that are present in the three and nine months periods ended September 30, 1997. Also, it is expected that the Company will experience continued overall growth for the calendar year 1997. However, since the primary cold season is from September to March, the Company's normal revenue cycle will have significant revenue reductions in the second quarter, and to a lessor extent, in the third quarter, as compared with the first and fourth quarters of the year.

For the three and nine months periods ended September 30, 1997, the Company reported revenues of $14,698,350 and $40,964,092, and a net income of $4,368,025 and $11,915,195 as compared with revenues of $726,915 and $901,843 and a net loss of ($517,470) and ($689,922) for the comparable periods ended September 30, 1996. This substantial increase in revenue and profits is primarily due to the publication of a recent clinical trial study in a medical journal, proving the effectiveness of Cold-Eeze(R) as a remedy for the common cold. Also, contributing to this substantial increase was the Company's national marketing program, national exposure in the media, such as the ABC network news program, "20/20", in January 1997, and the substantial increase in the manufacturing availability for the product during this period.

The current gross profit rate of 70.6% and 69.6% for the three and nine months periods ended September 30, 1997, should continue for the immediate future. This is comparable to the 70.8% and 70.5% gross profit rate for the comparable periods ended September 30, 1996.

Operating expenses, such as delivery, brokerage commissions, promotion, advertising and legal costs, increased significantly over the prior comparable period due to the national marketing efforts and the relationship of revenue dollar volume increases of the Cold-Eeze(R) product. These expenses accounted for approximately $1,859,578 and $6,011,088 of the total operating costs of $3,034,568 and $8,501,794 for the three and nine months periods ended September 30, 1997 as compared to total operating costs of $1,059,295 and $1,352,823 for the prior comparable three and nine months periods. Accordingly, until other income tax strategies currently being reviewed are implemented in the future, an effective tax rate for the Company should approximate 40.5%.

Although the Company expects that sales levels will be highest during the peak cold season from September through March, new marketing plans are under way as well as negotiating sales distribution agreements for the Southern Hemisphere, which has a cold season that is opposite of North America, to help counteract the current seasonality for the product.

Total assets of $30,417,188 working capital of $22,455,601 and shareholder's equity of $23,325,577 at September 30, 1997, increased dramatically as compared to $6,281,184, $3,723,275 and $4,777,073, respectively at December 31, 1996. This occurred primarily from significant sales and net income volume increases which thereby increased cash and cash equivalents $5,244,735 inventories $9,648,661, accounts receivable $5,317,221, prepaid income taxes $3,859,066, accounts payable and other accrued expenses $5,426,204. The occurrence of common stock related transactions, including the related tax benefits, as compared to the comparable reporting period, totaling $6,893,509 also contributed to the balance sheet increases.

The management of the Company currently believes that the current liquidity and expected increases in revenues, along with related profits generated, for the remainder of 1997, should provide an internal source of capital to fund the Company's business operations, and as needed, short term funding with a commercial bank. Also, management is not aware of any trend, events or uncertainties that have, or are reasonably likely, or expected to have, a material negative impact upon the Company's short term or long term liquidity.

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


                                             THE QUIGLEY CORPORATION



                                             By: /s/ George J. Longo
                                                --------------------

                                                    George J. Longo
                                        Vice President, Chief Financial Officer

Date: November 13, 1997