Form 10KSB
period 1997-12-31
QUIGLEY CORP
filed 1998-03-30
CIK 868278

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                  FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal year ended December 31, 1997

                          Commission File No. 01-21617
                          ----------------------------

                            THE QUIGLEY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                   23-2577138
          ------                                   ----------
 (State or other jurisdiction of                  (IRS Employer
  incorporation or organization)               Identification Number)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

        Landmark Building, 10 South Clinton Street, Doylestown, PA 18901
        ----------------------------------------------------------------

               (Address of principle executive offices)         Zip Code

                                 (215) 345-0919
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None

 Securities registered under Section 12(g) of the Exchange Act:
                        COMMON STOCK ($.0005 Par Value)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No

Indicate by the check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent year (1997) were $70,172,563.

As of March 16, 1998, the aggregate market value of the voting stock (all of one class $.0005 par value Common Stock) held by non-affiliates of the Registrant was $144,350,957 based upon the closing price of the Common Stock on that date as reported on the NASDAQ SmallCap Issues Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares of each of the Registrant's classes of securities (all of one class of $.0005 par value Common Stock) outstanding on March 16, 1998:
13,427,996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the following documents are incorporated by reference in this Report on Form 10-KSB:

     1. Information set forth in Part III of this report is incorporated by reference to the Registrant's 1997 Proxy Statement.

                  THE EXHIBIT INDEX IS LOCATED ON PAGES 14-15.

                               TABLE OF CONTENTS


Part I                                                           Page

Item 1.   Business                                                3 - 6

     2.   Properties                                                  6

     3.   Legal Proceedings                                           6

     4.   Submission of Matters to a Vote by Security Holders         6


Part II

     5.   Market for the Registrant's Common Equity and
          Related  Stockholders Matters                           7 - 8

     6.   Management's  Discussion  and Analysis of Results of
          Operations and Financial Condition                      8 - 11

     7.   Financial Statements                                        12

     8.   Change in and Disagreements with Accountants on
          Accounting and Financial Disclosure                         13


Part III

     9.   Directors and Executive Officers of the Registrant          13

     10.  Executive Compensation                                      13

     11.  Security Ownership of Certain Beneficial Owners
          and Management                                              13

     12.  Certain Relationships and Related Transactions              13


Part IV

     13.  Exhibits, Finanical Statement Schedules and Reports
          on Form 8-K                                            14 - 30

Forward-Looking Statements

     In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1998.


                                     PART 1

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

     The Quigley Corporation (hereinafter referred to as the "Company") is a Nevada corporation which was organized on August 24, 1989 and commenced business operations in October, 1989.

     The Company's current business is the manufacture and distribution of the Cold-Eeze(R) product. Cold-Eeze(R) is zinc gluconate glycine lozenge proven in a study conducted by the Cleveland Clinic Foundation to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze(C) is now an established product in the health care and cold remedy market.

Description of Business Operations

     Since its inception, the Company has conducted research and development into various types of health-related food supplements and homeopathic cold remedies. Prior to the current year, the Company has had minimal revenues from operations and as a result had suffered continuing losses due to research and development and operations expenses. However, the Company's product line has been developed, and during the most recent year ended December 31, 1997, the Company has had increasing and significant revenues from its national marketing program and increased public awareness of its Cold-Eeze(R) lozenge product.

     The Company's initial business was the marketing and distribution of a line of nutritious health supplements (hereinafter "Nutri-Bars"). Beginning in 1995, the Company minimized its marketing of the Nutri-Bars and focused its efforts on the development and marketing of the Company's patented Cold-Eeze(R) zinc gluconate cold relief lozenge product.

     Since June 1996, the Company has concentrated its business operations exclusively on the manufacturing, marketing and development of its proprietary Cold-Eeze(R) and Cold-Eezer Plus cold-remedy lozenge products and on development of various product extensions. The Company's lozenge products are based upon a proprietary zinc gluconate glycine formula which in a clinical study conducted by The Cleveland Clinic has been shown to reduce the severity and duration of the common cold symptoms. The Quigley Corporation acquired world-wide manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996.

Product

     In May 1992, the Company entered into an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation which was patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. This product is presently being marketed by the Company and also through independent brokers and marketers under the trade-name Cold-Eeze(R).

     In 1996, the Company also acquired an exclusive license to a zinc gluconate use patent, thereby assuring the Company of exclusivity in the manufacturing and marketing of zinc gluconate glycine lozenge formulated cold relief products.

     Under a Food and Drug Administration ("FDA") approved Investigational New Drug Application, filed by Dartmouth College, a randomized double-blind placebo-controlled study (randomized study), conducted at Dartmouth College Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

     On May 22, 1992, ZINC AND THE COMMON COLD, A CONTROLLED CLININAL STUDY, was published in England, in the "Journal of International Medical Research", Volume 20, Number 3, Pages 234-246. According to this publication, (a) flavorings used in other Zinc lozenge products (citrate, tartrate, separate, orotate, picolinate, mannitol or sorbitol) render the Zinc inactive and unavailable to the patient's nasal passages, mouth and throat, where cold symptoms have to be treated, (b) this patented pleasant-tasting formulation delivers approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same sequence of symptoms as in the absence of treatment, but goes through the phases at an accelerated rate and with reduced symptom severity.

     On July 15, 1996, results of a new randomized double-blind placebo-controlled study on the common cold were published, which commenced at the Cleveland Clinic Foundation on October 3rd, 1994. The study called "Zinc Gluconate Lozenges for Treating the Common Cold" was completed and published in the Annals of Internal Medicine - Vol. 125 No. 2. Using a 13.3mg lozenge (almost half the strength of the lozenge used in our Dartmouth Study), the result still showed a 42% reduction in the duration of the common cold symptoms.


Patents and Trademarks, Royalty and Employment Agreements

     The Company currently owns no patents. However, the Company has been granted an exclusive agreement for world-wide representation, manufacturing, marketing and distribution rights to a zinc/gluconate/glycine lozenge formulation, which are patented as follows:

         United States:             No. 4 684 528 (August 4, 1987) AND
                                    No. 4 758 439 (July 19, 1988)
         Germany:                   No. 3,587,766 (March 2, 1994)
         France & Italy:            No. EP 0 183 840 B1 (March 2, 1994)
         Sweden:                    No. 0 183 840 (March 2, 1994)
         Canada:                    No. 1 243 952 (November 1, 1988)
         Great Britain:             No. 2 179 536 (December 21, 1988)
         Japan:                     Pending.

     In 1996, the Company also acquired exclusive license for a United States zinc gluconate use patent number RI 33,465 from the patent holder. This use patent gives the Company exclusive rights to both the use and formulation patents on zinc gluconate for reducing the duration and severity of the common cold symptoms.

     The Cold-Eeze(R) product is manufactured for the Company by a contract manufacturer and marketed by the Company in accordance with the terms of a licensing agreement (between the Company and the developer). The contract is assignable by the Company with the developer's consent. Throughout the duration of the agreement the developer is to receive a three percent (3%) royalty on all gross sales (subsequent to the Company receiving payment upon such gross sales, less certain deductions). A separate consulting agreement between the parties referred to directly above was similarly entered into on May 4, 1992, whereby the developer is to receive a consulting fee of two percent (2%) of gross sales of the lozenge by the Company for consulting services to the Company with respect to such product.

     Pursuant to the License Agreement entered into between the Company and the patent holder, the Company pays a royalty fee to the patent holder of three percent (3%) on all gross sales (subsequent to the Company receiving payment upon such gross sales, less certain deductions).

     During 1997, the Company instituted a trademark for the major components of its lozenge, ZIGG(TM) (denoting zinc gluconate glycine), to set Cold-Eeze(R) apart from the imitations proliferating the marketplace.

     An employment agreement between the Company and the founders was entered into on June 1, 1995. The founders, in consideration of the acquisition of the cold therapy product, are to receive a total royalty of five percent (5%) of gross sales of the lozenge, less certain deductions, by the Company until the termination of said agreement on May 31, 2005. These royalty amounts are in addition to the normal considerations of an Executive Employment Agreement.


Product Distribution and Customers

     The Company has several Broker, Distributor and Representative Agreements, both Nationally and Internationally which are sales performance based. Additionally, the Company has issued incentive common stock purchase options to its Brokers, Distributors and Representatives.

     The Cold-Eeze(R) lozenge products are distributed through numerous independent and chain drug and discount stores throughout the United States, including the Walgreen Company, BindleyWestern Drug Company, Revco, American Drug Stores, CVS, RiteAid, Eckerd Drug Company, Phar-Mor Inc., Drug Emporium, K-Mart Corporation, and wholesale distributors including McKesson Drug Company, Bergen Brunswig Drug Company, US Health Distributors, AmeriSource.

     The Company is not dependent on any single customer as the broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume. These five represent 68% of sales revenue for the year ended December 31, 1997, 76% for the three months ended December 31, 1996, and 62% for the year ended September 30, 1996. As the customer base broadens still further, it is expected that this percentage will begin to reduce.

Research and Development
     The Company's research and development costs for the year ended December 31, 1997, three months ended December 31, 1996, and year ended September 30, 1996 were $79,784, $20,777 and $41,856, respectively. The increase in research and development costs is attributable to the Company's completion of its current research and development projects with respect to the Cold-Eeze(R) product. Future research and development expenditures to develop extensions of the lozenge product, including potential pediatric Cold-Eeze(R), along with chewing gum and mouthwash formulations of the Cold-Eeze(R) product will be evaluated on an ongoing basis.

Regulatory Matters

     The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. The Company's Cold-Eeze(R) product is a homeopathic remedy which is subject to regulation by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing its products. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect including the Food, Drug and Cosmetics Act of 1938 and the Homeopathic Pharmacopoeia Regulatory Service. Management further believes that the cost of compliance with such laws, regulations and standards have not and will not have a material adverse effect on the Company's financial position, operations or cash flows in future years.

Competition

     The Company competes with other suppliers of cold remedy products. These suppliers range widely in size. Some of the Company's competitors have significantly greater financial, technical or marketing resources than the Company. Many of the products offered by the Company's competitors may only temporarily relieve the symptoms of the common cold symptoms. Management believes that its product, which has been clinically proven to reduce the severity and duration of the common cold symptoms, offers a significant advantage over many of its competitors in the over-the-counter cold remedy market. The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability and reliability, credit term, name recognition, delivery time and post-sale service and support.

Employees

     At December 31, 1997 the Company had 10 full-time employees, of whom all were involved in an executive, marketing or administrative capacity. None of the Company's employees are covered by a collective bargaining agreement or is a member of a union.

Suppliers

     The Company currently uses a single supplier to provide its zinc gluconate glycine finished product. The product is manufactured by a third party manufacturer, that produces exclusively for the Company. Should this relationship terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

     Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

ITEM 2. Description of Property

     (a) The Company currently maintains its executive offices in Doylestown, Pennsylvania, where it occupies approximately 2,500 square feet of office space pursuant to a 2-year lease agreement expiring December 1998. The Company also occupies warehouse space, in Las Vegas, Nevada and in New Britain, Pennsylvania. The Nevada location has a three year lease, occupying approximately 5,400 square feet, with the New Britain location having a month to month ongoing arrangement, occupying 2,600 square feet. The Company also stores its product in three additional warehouses in Pennsylvania with storage charges based upon the quantities of product being stored. The monthly aggregate lease payments are $4,476. The Company believes that its existing warehousing facilities are adequate. The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1 million dollars.


ITEM 3. Legal Proceedings

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders

          None

                                    PART II

ITEM 5. Market for Company's Common Equity and Related Stockholder Matters

Market Information

     From July 1997 the Company's Common Stock, $.0005 par value, has traded on the NASDAQ SmallCap Market under the trading symbol "QGLY." Prior to this, the stock was reported on the NASD Bulletin Board. The following table sets forth the average range of bid and ask quotations for each full quarterly period presented.

By Quarter, Calendar 1996 & 1997
                                           Common Stock

                                 1997                           1996
                        -----------------------     --------------------------
 Quarter Ended               High        Low             High           Low

 December 31, 1995                                      $0.687        $0.437

 March 31                  $18.500      $8.375          $0.687        $0.437

 June 30                   $11.250      $7.687          $1.125        $0.312

 September 30              $20.125      $9.187          $5.250        $0.812

 December 31               $23.000     $14.000         $10.750        $4.187


     Prior to July 1997, trading transactions in the Company's securities had been limited to the over-the-counter market. The over-the-counter market quotes, dated before July 1997, indicated above, reflect inter-dealer prices, without retail mark-up or commissions, and may not necessarily represent actual transactions. Accordingly, an "established public trading market" for such securities existed for more than sixty business days before July 1997. All prices indicated herein relating to periods before July 1997, had been reported to the Registrant by broker-dealer(s) making a market in its securities. Bid and asked quotations at fixed prices had appeared regularly in the established quotation systems on at least one-half of such business days. Since July 1997, the Company's securities have traded on the NASDAQ SmallCap Market and consequently stock prices are available daily as generated by the SmallCap Market established quotation system.

     In January 1997, there was a two for one share split, benefiting each stockholder on record as of January 15, 1997.

Holders

     As of December 31, 1997, there were approximately 411 holders of record of the Company's Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company's securities for their respective clients. The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above.

Dividends

     No cash dividends were paid during 1997 and 1996. The Company has not paid or declared any dividends upon its Common Stock since its inception. Future dividends are dependent upon cash needs for international expansion.

Warrants and Options

     In addition to the Company's aforesaid outstanding Common Stock, there are, as of December 31, 1997, issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share indicated and which expire on the date indicated, as follows:

Description        Number      Exercise Price              Expiration Date

 CLASS "D"        740,000             $0.50             December 14, 2000
 CLASS "E"      1,175,000             $1.75                  June 30,2001
 CLASS "F"        325,000             $2.50              November 4, 2001
 CLASS "G"        945,000            $10.00                   May 5, 2002
 Options        1,232,600       $0.50-$1.75    December 1, 2000 to April 2, 2002

ITEM 6. Management's Discussion and Analysis of Financial Condition And Results of Operations


Overview

     The trend continued in 1997 that started during the last three months of 1996 with the Company focusing exclusively on the manufacture and marketing of the patented Cold-Eeze(R) cold relief lozenge. During 1997, Cold-Eeze(R) established itself as the dominant remedy available to counteract the effects of the common cold symptoms. The uniqueness of the product was established following the publication of the Cleveland Clinical Study in July 1996, showing that Cold-Eeze(R) significantly reduced both the duration and severity of the common cold symptoms. Continued advertising and promotional activity has greatly increased the public awareness of the product, along with various independent television programs highlighting the product's desirability as a common cold remedy. The culmination of these efforts can be seen when comparing the twelve months sales revenue ending December 31, 1997 and 1996 of $70.2 million and $5.0 million respectively. It is anticipated that this momentum generated over the past fifteen months will continue in 1998. This product serves the cold remedy market. The demand for the product is seasonal, with the first and fourth quarters representing the largest sales volume.

     The Company continues to use the resources of independent national and international brokers to represent the Company's Cold-Eeze(R) lozenge product, thereby saving capital and other ongoing expenditures, that would otherwise be incurred.

     On the manufacturing side, 1997 saw the introduction of various efficiency measures by the manufacturing company, in terms of new equipment, improved purchasing procedures and pricing, and improved production availability thereby achieving greater output in order to satisfy consumer demand. In addition the manufacturer commenced manufacturing exclusively for the Company in 1997, thereby boosting their output further. At the end of 1996, as a result of unexpected demand and inadequate manufacturing availability, there was a significant order backlog, in contrast at the end of 1997, when all orders were being met despite heavy demand.

     One of the reasons for the delay in marketing the product internationally was this manufacturing output constraint. During 1997 the domestic market continued to grow to establish the product. It is anticipated 1998 will be when the Company introduces the product to the international market. In February 1998, the Company reached an agreement with Merck KGaA, Darmstadt, Germany for exclusive distribution of Cold-Eeze(R) in the Canadian market. Ongoing, future revenues, costs, margins and profits will continue to be influenced by the Company's ability to maintain and increase its manufacturing capacity together with its marketing and distribution capabilities in order to compete on a national and international level.

Results of Operations

Twelve months ended December 1997 compared with same period 1996

     For 1997, the Company reported revenues of $70,172,563 and net income of $20,966,862, as compared with revenues of $4,993,496 and net income of $986,392 for the comparable period ended December 31, 1996. This substantial increase in revenue is primarily attributable to the market acceptance of the Cold-Eeze(R) lozenge product. The year 1997 saw Cold-Eeze(R) become a formidable force in the marketplace as a unique remedy to reduce the severity and duration of the common cold symptoms. This resulted from the release of the results of The Cleveland Clinic Study in July 1996, a national marketing program that commenced in the fourth quarter of 1996 together with national exposure in the media, such as the NBC's PrimeTime network national news program and "20/20" on ABC in January 1997. Sales in the transition quarter ended December 31, 1996 were $4,091,653, thereby commencing the current trend of Cold-Eeze(R) being a major player in the cold remedy market.

     Cost of Goods Sold, as a percentage of net sales, decreased by 2.35%, down to 30.5% for 1997 from 32.85% for 1996. This decrease in cost of goods is primarily due to efficiencies resulting from the manufacturer utilizing improved equipment such as fully automated production lines. In addition, the higher volume of production brought economies of scale resulting in the lower purchase cost of raw materials and packaging, thereby, reducing the cost of the finished product. During 1997, operating expenses increased to $13,506,252 from $2,155,646 in the comparable period 1996. This was as a result of increased costs associated with a national marketing and advertising program and other variable costs associated with bringing the sales volume to the level achieved.

     During 1997, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising and legal costs accounted for approximately $12,562,060 (93%) of the $13,506,252 total operating costs incurred by the Company. Other operating costs for this period maintained their fixed attributes, in that they did not follow sales volume but maintained a relative constant dollar value for 1997. During 1996, these expenses amounted to $1,826,651 (85%) of the total of $2,155,646. For future periods, a normal profitable relationship should develop for all costs and operating expenses as they relate to sales.

     The total assets of the Company at December 31, 1997 and 1996 were $49,847,090 and $6,950,297 respectively. Working capital increased to $41,140,547 from $5,205,531 for the respective periods. These significant increases are primarily due to increased sales volume, and funds or paid in capital generated from the sale, exercise or exchange for services of the Company's Common Stock, options and warrants. Additionally, inventory has increased from $300,732 at December 31, 1996 to $7,726,757 at December 31, 1997.

Three months ended December 1996 compared with same period 1995

     For the three months ended December 31, 1996, the Company reported revenues of $4,091,653 and net income of $1,676,314, as compared with revenues of $147,718 and a net loss of ($4,347) for the comparable period ended December 31, 1995. This substantial increase in revenue and profits was primarily due to the Company's national marketing program coupled with the publication of a clinical trial study in a medical journal during 1996, proving the effectiveness of Cold-Eeze(R) as a remedy for the common cold. Prior to the release of this study, financial information reported was not comparable to the financial relationships that were present in the three month period ended December 31, 1996. The gross profit rate of 66.4% was lower because of manufacturing inefficiencies associated with the set up of larger production volume.

     Operating expenses, such as delivery, brokerage commissions, promotion, and advertising costs, increased significantly over the prior comparable period due to the national marketing efforts for the Cold-Eeze(R) product. These expenses accounted for approximately $585,202 of the total operating costs of $802,823 for the three months ended December 31, 1996 as compared to total operating costs of $134,090 for the prior comparable period.

     Total assets of $6,950,297, working capital of $5,205,531 and shareholders' equity of $5,543,504 for the period ended December 31, 1996, increased dramatically from the period ended September 30, 1996. This occurred primarily from significant sales increases, which thereby increased accounts receivable by $1,593,746 and inventories by $242,393. Also, issuance of common stock related transactions totaling $1,815,795 contributed to the balance sheet increases.

Twelve months ended September 1996 compared with same period 1995

     For 1996, the Company reported revenues of $1,049,561 and a net loss of ($694,269), as compared with revenues of $501,903 and a net loss of ($152,556) for the comparable period ended September 30, 1995. This substantial increase in revenue was primarily attributable to gradual market acceptance of the Cold-Eeze(R) lozenge products. The gradual market acceptance of the Cold-Eeze(R) product resulted from a national marketing program commenced in 1996 and the release of the results of The Cleveland Clinic Study in July, 1996. Sales in 1995 were $501,903, most of which resulted following the Company's marketing shift from health food bars to cold-relief products.

     Cost of Goods Sold, as a percentage of net sales, increased to 27.1% for 1996 from 22.3% for 1995. The slight increase was similarly caused by the Company's change in its product mix toward developing and marketing the Cold-Eeze(R) products instead of health food bars. During 1996, operating expenses similarly increased to $1,493,794 from $552,696 in 1995. This was primarily a result of increased costs associated with a national marketing program and the increased sales volume from the Cold-Eeze(R) product during 1996.

     During 1996, the Company's major operating expenses included $558,281 for salaries and $570,752 for advertising which collectively accounted for $1,129,033 or approximately 75.6% of the Company's operating expenses. Other operating costs for this period maintained their fixed attributes, in that they did not follow sales volume but maintained a relative constant dollar value for 1995. During 1995, these expenses included $106,660 for salaries and $93,931 for advertising. If these two categories of expenses maintained the same relationship to net sales from 1995, then the net loss for 1996 would have changed to basically a break even.

     The total assets of the Company at September 30, 1996 and September 30, 1995 were $1,368,301 and $437,076 respectively. Working capital increased to $910,970 from $287,281 for the respective periods. These significant increases are due primarily to increased sales volume, the acquisition of the use patent, and funds or paid in capital generated from the sale, exercise or exchange for services of the Company's Common Stock, options and warrants.

     At September 30, 1996, the Company's sales order backlog was approximately $2 million as compared to no backlog at September 30, 1995. The backlog increase was attributable to a growth in sales of the Company's Cold-Eeze(R) lozenge products and shortfalls in the manufacturing capabilities.


Material Commitments and Significant Agreements

     Since the Cold-Eeze(R) lozenge product is manufactured for the Company by an outside source, capital expenditures during 1998 are not anticipated to be material. The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1 million dollars.

     There are significant royalty agreements between the Company and the developer and patent holder of the Company's cold-relief product. The Company has entered into royalty agreements with the patent holder that require payments of 6% of gross sales and with the founders who share a royalty of 5% of gross sales. Additionally, the developer receives a consulting fee of 2% of gross sales. All such royalty and consulting arrangements are subject to certain adjustments, and payments are required of the Company only after funds are remitted from such sales.

     The agreements with the patent holder and the developer expire on March 5, 2002 and May 4, 2007, respectively and with the founders on May 31, 2005.

Liquidity and Capital Resources

     The Company had working capital of $41,140,547 and $5,205,531 at December 31, 1997 and 1996, respectively. The increase in working capital is due to the proceeds received by the Company from the sale or exchange of common stock and options for cash or services and increased sales of $65,179,067. Total Cash balances at December 31, 1997 were $25,498,359, as compared to $2,455,973 at December 31, 1996.

     The Company believes that its increased marketing efforts and increased national publicity concerning the Cold-Eeze(R) product, together with the Company's increased manufacturing availability, will result in significantly increased revenues in 1998. These revenues will provide an internal source of capital to fund the Company's business operations. In addition to anticipated earnings from operations, the Company may continue to raise capital through the issuance of equity securities to finance anticipated growth.

     Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company's
(a) short term or long term liquidity, (b) net sales or revenues or income from continuing operations. Any challenge to the Company's patent rights could have a material adverse effect on future liquidity of the Company, however, the Company is not aware of any condition that would make such an event probable.

     Management believes that its present cash balances and future cash provided by operating activities will be sufficient to support current working capital requirements and planned expansion through 1998. However, should the Company's business expand significantly, the Company obtained, in September 1997, a $5,000,000 revolving line of credit facility for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in one year, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the year ended December 31, 1997.

New Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income," requiring more detailed disclosure of specific areas of income and expenses. The Statement establishes standards for the reporting and display of comprehensive income and its components in a full set of financial statements. The impact of its adoption by the Company is expected to be insignificant. This new standard is effective for periods beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. During 1998, the Company expects to commence international activities which may require additional disclosures.

Impact of Inflation

     The Company is subject to normal inflationary trends and anticipates that any increased costs should be passed on to its customers.

Year 2000 Compliant

     Management  believes  no  material   commitments  or  contingencies  exist
relating to computer operations as the computer system utilized by the company in its operation has been deemed "Year 2000" compliant by the system vendor.

ITEM 7 FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS                                         Page
                                                                     ------

     Balance Sheets as of December 31, 1997 and 1996                   F-1

     Statements of Income for the year ended December 31,
     1997, three months ended December 31, 1996 and year
     ended September 30, 1996                                          F-2

     Statements of Stockholders' Equity for the year ended
     December 31, 1997, three months ended December 31, 1996
     and year ended September 30, 1996                                 F-3

     Statements of Cash Flows for for the year ended
     December 31, 1997, three months ended December 31, 1996
     and year ended September 30, 1996                            F-4  to F-5

     Notes to Financial Statements                                F-6 to F-14

     Responsibility for Financial Statements                          F-15

     Report of Independent Accountants                                F-16

     Report of Independent Certified Public Accountant                F-17



                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS


               ASSETS                             December 31,     December 31,
               ------                                   1997            1996
                                                        ----            ----

CURRENT ASSETS:
  Cash and cash equivalents ...................   $ 25,498,359    $  2,455,973
  Accounts receivable, net ....................     10,851,573       2,200,824
  Due from attorney's escrow account ..........           --           260,000
  Inventory ...................................      7,726,757         300,732
  Prepaid income taxes ........................      3,548,057         430,558
  Prepaid expenses and other current assets ...      1,023,628         544,609
  Deferred income taxes .......................        591,245         419,628
                                                  ------------    ------------
      TOTAL CURRENT ASSETS ....................     49,239,619       6,612,324
                                                  ------------    ------------

EQUIPMENT - Less accumulated depreciation .....        162,189          66,599
                                                  ------------    ------------

OTHER ASSETS:
  Patent rights - Less accumulated amortization        372,986         267,985
  Other assets .................................        72,296           3,389
                                                  ------------    ------------
      TOTAL OTHER ASSETS .......................       445,282         271,374
                                                  ------------    ------------

TOTAL ASSETS ...................................  $ 49,847,090    $  6,950,297
                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .............................  $  1,115,620    $    131,797
  Accrued royalties and sales commissions ......     4,730,856         630,645
  Accrued freight ..............................       468,577           4,470
  Other current liabilities ....................     1,784,019         639,881
                                                  ------------    ------------
      TOTAL CURRENT LIABILITIES ................     8,099,072       1,406,793
                                                  ------------    ------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
     1,000,000; no shares issued                        --              --
  Common stock, $.0005 par value;
     authorized 50,000,000;
  Issued: 13,791,358 and 12,099,192 shares ......        6,896           6,049
  Additional paid-in capital ....................   23,046,551       7,010,244
  Retained earnings(Deficit) ....................   19,839,929      (1,126,933)
  Less: Treasury stock, 486,862 at cost .........   (1,145,358)         --
        Stock subscription receivable ...........         --          (345,856)

                                                  ------------    ------------
      TOTAL STOCKHOLDERS' EQUITY ................   41,748,018       5,543,504
                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...... $ 49,847,090    $  6,950,297
                                                  ============    ============


                 See accompanying notes to financial statements
                                      F-1



                            THE QUIGLEY CORPORATION
                              STATEMENTS OF INCOME

                                                        Three
                                       Year Ended   Months Ended     Year Ended
                                       December 31,  December 31,  September 30,
                                            1997         1996           1996
                                       ------------  ------------   ------------

NET SALES ...........................   $70,172,563   $ 4,091,653   $ 1,049,561
                                        -----------   -----------   -----------

COST OF SALES .......................    21,427,888     1,374,327       283,967
                                         -----------   -----------  -----------

GROSS PROFIT ........................    48,744,675     2,717,326       765,594
                                        -----------   -----------   -----------


OPERATING EXPENSES:
   Sales and marketing ..............     7,741,428       585,202       647,782
   Administration ...................     5,764,824       217,621       839,131
                                        -----------   -----------   -----------
TOTAL OPERATING EXPENSES ............    13,506,252       802,823     1,486,913
                                        -----------   -----------   -----------

INCOME BEFORE TAXES .................    35,238,423     1,914,503      (721,319)
                                        -----------   -----------   -----------

INCOME TAXES ........................    14,271,561       238,189       (27,050)
                                        -----------   -----------   -----------

NET INCOME ..........................   $20,966,862   $ 1,676,314   $  (694,269)
                                        ===========   ===========   ===========


Earnings  per common share:

   Basic ............................   $      1.72   $      0.15        ($0.08)
                                        ===========   ===========   ===========

   Diluted ..........................   $      1.43   $      0.12        ($0.08)
                                        ===========   ===========   ===========


Weighted average common shares outstanding:

   Basic ............................    12,181,020    11,087,279     8,131,178
                                        ===========   ===========   ===========

   Diluted ..........................    14,633,999    13,611,295     8,131,178
                                        ===========   ===========   ===========












                 See accompanying notes to financial statements
                                      F-2



                                                THE QUIGLEY CORPORATION
                                          STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common                   Additional                   Retained   Stockholders
                                  Stock         Issued      Paid-in-     Treasury      Earnings  Subscription
                                 Shares         Amount       Capital        Stock      (Deficit)   Receivable        Total
                             ------------    ----------    ----------   ----------    ----------   ----------    ----------

Balance October 1, 1995 ...     6,722,828    $    3,361    $2,466,632               ($2,108,978)  ($   61,875)  $   299,140

Conversion of options .....        84,000            42        44,058                                                44,100

Shares issued to officers .     1,060,000           530       313,220                                               313,750


Shares issued  for services       674,386           337       790,499                                               790,836


Proceeds from warrants
    exercised .............         4,140             2         2,068                                                 2,070

Partial receipt of ........                                                                             9,145         9,145
receivable

Proceeds from stock,
    options, warrants .....       994,174           497       512,779                                               513,276

Issue of notes ............                                                                           (35,000)      (35,000)

Net loss year ended
    September 30, 1996                                                                  (694,269)                  (694,269)
                              -----------  ------------  ------------  -----------  ------------  -----------  ------------
Balance September 30, 1996      9,539,528         4,769     4,129,256                 (2,803,247)     (87,730)    1,243,048
                              -----------  ------------  ------------  -----------  ------------  -----------  ------------

Shares issued  for services       140,000            70       217,745                                               217,815

Proceeds from common
    stock issued ..........        54,664            27        40,973                                                41,000

Shares issued
   for subscription
   receivable..............                                                                          (258,126)     (258,126)

Proceeds from options &
    warrants exercise .....     2,365,000         1,183     1,590,416                                             1,591,599

Tax benefits from options
warrants, & stock..........                                 1,031,854                                             1,031,854

Net income period ended
   December 31, 1996 ......                                                            1,676,314                  1,676,314
                              -----------  ------------  ------------  -----------  ------------  -----------  ------------
Balance December 31, 1996 .    12,099,192         6,049     7,010,244                 (1,126,933)    (345,856)    5,543,504
                              -----------  ------------  ------------  -----------  ------------  -----------  ------------
Shares issued for services         21,054            11       212,894                                               212,905

Subscription sales ........        17,884             8        75,998                                                76,006

Shares for subscription
    receivable ............                                                                           345,856       345,856

Warrants issued for .......
contract termination costs.                                   609,000                                               609,000

Treasury stock ............      (486,862)                  1,145,358 ($1,145,358)                                      -

Tax benefits from options,
    warrants & common stock                                11,148,083                                            11,148,083

Proceeds from options and
    warrants exercised ....     1,653,228           828     2,844,974                                             2,845,802

Net income year ended
    December 31, 1997 .....                                                           20,966,862                 20,966,862
                              ===========  ============  ============  ===========  ============  ===========  ============
Balance December 31, 1997 .    13,304,496  $      6,896  $ 23,046,551  ($1,145,358) $ 19,839,929       --      $ 41,748,018
                              ===========  ============  ============  ===========  ============  ===========  ============



                 See accompanying notes to financial statements
                                      F-3



                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                        Three Months
                                                          Year Ended        Ended         Year Ended
                                                         December 31,    December 31,   September 30,
                                                             1997             1996            1996
                                                         ------------   -------------   -------------

OPERATING ACTIVITIES:
   Net income (loss) .................................   $20,966,862    $ 1,676,314    $   (694,269)
                                                         ------------    ------------   ------------
   Adjustments to reconcile net income (loss)
      to net cash provided by operations:
      Depreciation and amortization ..................       133,323         18,807          17,461
      Expenditures paid with common stock ............     1,131,025        142,814         894,586
      Deferred income taxes ..........................      (171,617)      (363,107)        (27,050)
      (Increase) decrease in assets:
         Accounts receivable .........................    (8,650,749)    (1,593,746)       (471,095)
         Inventory ...................................    (7,426,025)      (242,393)         24,098
         Prepaid expenses and current assets .........    (1,001,045)      (544,609)        (11,633)
         Prepaid income tax ..........................    (3,117,499)      (430,558)            --

      Increase in liabilities:
         Accounts payable ............................       983,823         68,658           8,576
         Accrued royalties and sales commissions .....     4,100,211        630,645             --
         Accrued freight .............................       464,107          4,470             --
         Other current liabilities ...................     1,582,639        618,767             --
                                                         ------------    ------------   ------------
            Total adjustments ........................   (11,971,807)    (1,690,252)        434,943
                                                         ------------    ------------   ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES ............     8,995,055        (13,938)       (259,326)
                                                         ------------    ------------   ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures .............................       (121,008)        (6,212)        (42,757)
   Other assets .....................................        (68,907)           (11)            --
                                                         ------------    ------------   ------------
   NET CASH FLOWS USED IN INVESTING ACTIVITIES ......       (189,915)        (6,223)        (42,757)
                                                         ------------    ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options, warrants
      and common stock                                    11,148,083      1,031,854             --
   Proceeds from exercises of options and warrants ..      2,407,300      1,591,600         515,346
   Proceeds from common stock issued ................         76,007         41,000             --
   Due from attorney's escrow account ...............        260,000       (260,000)          9,000
   Change in stock subscription receivable ..........        345,856       (298,467)         15,145
                                                         ------------    ------------   ------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES .........     14,237,246      2,105,987         539,491
                                                         ------------    ------------   ------------

   NET INCREASE IN CASH .............................     23,042,386      2,085,826         237,408

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD ........      2,455,973        370,147         132,739
                                                         ------------    ------------   ------------

CASH & CASH EQUIVALENTS, END OF PERIOD ..............   $ 25,498,359    $ 2,455,973       $ 370,147
                                                         ============    ============   ============



                 See accompanying notes to financial statements
                                      F-4

                            THE QUIGLEY CORPORATION
                      STATEMENTS OF CASH FLOWS (continued)


Supplemental disclosure of cash flow information
------------------------------------------------

                                                       Three
                                     Year Ended     Months Ended    Year Ended
                                    December 31,    December 31,   September 30,
                                        1997           1996              1996
                                          $             $                 $
                                ------------------------------------------------

Income taxes paid                    6,650,000           -                  -
--------------------------------------------------------------------------------

Non cash investing
  and financing:
Conversion of put
  option into equity                       -             -              (44,100)
Capital expenditures                    (7,905)          -                  -
Patent rights                         (205,000)      (75,000)          (210,000)
Common stock issued for
  services performed                 1,358,263        75,000            254,100
Treasury stock cost                 (1,145,358)          -                  -































                 See accompanying notes to financial statements
                                      F-5

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     The Quigley Corporation (the "Company") was organized under the laws of the State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products. The products are fully developed and are being offered to the general public. For the most recent fiscal periods, the Company has concentrated its efforts in the promotion of a product known as "Cold-Eeze(R)" in the United States. This product serves the cold remedy market. The demand for the product is seasonal, with the first and fourth quarters representing the largest sales volume.

Principles of Accounting

     The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fiscal Year

     On January 2, 1997, the Board of Directors approved the change of the Company's fiscal year from September 30 to December 31 to reflect the fiscal year that has been generally adopted by the pharmaceutical industry. The three-month transition period ended December 31, 1996 represents the bridge between the Company's old and new fiscal year-ends. Certain prior period amounts have been reclassified to conform with the 1997 presentation.

Cash Equivalents

     The Company considers all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand, monies invested in money market funds and savings accounts. The carrying amount approximates the fair market value due to the short term maturity of these investments.

Inventories

     Inventories  are stated at the lower of cost or market.  The Company  uses
the  first-in,   first-out   ("FIFO")  method  of  determining   cost  for  all
inventories. Inventories are comprised of finished goods only.

Equipment

     Equipment is recorded at cost. The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The annual provision for depreciation has been computed principally in accordance with the following ranges of estimated asset lives: furniture - seven years; machinery and equipment - five to seven years; computer software - three years; and vehicles - five years.

Patent Rights

     Patent rights are amortized on a straight-line basis over the period of the related licensing agreements, approximating 67 months. Amortization cost incurred for the year ended December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996, were $100,000, $13, 881 and $3,134 respectively. Accumulated amortization at December 31, 1997, December 31, 1996 and September 30, 1996 is $117,015, $17,015 and $3,134 respectively.

Concentration of Risks

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

     The Company maintains cash and cash equivalents with three major financial institutions. Since the Company maintains amounts in excess of guarantees provided by the Federal Depository Insurance Corporation, the Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

     Trade accounts receivable, potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company's broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, which represents 68% for the year ended December 31, 1997, 76% for the three months ended December 31, 1996, and 62% for the year ended September 30, 1996.

     The Company currently uses a single supplier to provide its zinc gluconate glycine finished product. The product is manufactured by a third party manufacturer, that produces exclusively for the Company. Should this relationship terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

     Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Long-lived assets

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of." The provisions of SFAS No. 121 require the Company to review its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized in the income statement.

Revenue Recognition

     Sales are recognized at the time a shipment is received by the customer.

Royalties

     The Company recognizes royalties paid as increases in cost of products sold.

Advertising

     Advertising costs are generally expensed within the period to which they relate. Advertising cost incurred for the year ended December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996, were $3,050,210, $124,371, and $121,385, respectively.


Income Taxes

     The Company accounts for income taxes under Statement of Financial Standards No. 109 "Accounting for Income Taxes." This statement is an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," requiring more detailed disclosure of specific areas of income and expenses. This new standard is effective for periods beginning after December 15, 1997. The effect of its adoption by the Company is expected to be insignificant.

     In June 1997, the "FASB" issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. During 1998, the Company expects to commence international activities which may require additional disclosures.

NOTE 2 - EQUIPMENT

Equipment consisted of the following as of December 31, 1997 and 1996:

                                     December 31, 1997       December 31, 1996

  Machinery & equipment                      $155,430                 $66,020
  Computer software                            36,264                    -
  Vehicles                                     22,089                  22,089
  Furniture & fixtures                         14,991                  11,752
                                     -----------------     -------------------
                                              228,774                  99,861
  Less: Accumulated  depreciation              66,585                  33,262
                                     -----------------     -------------------
  Equipment, net                             $162,189                 $66,599
                                     =================     ===================

     Depreciation expense for the year ended December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996, was $33,323, $4,926 and $14,327 respectively.

NOTE 3 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

     During 1996, the Company entered into a licensing agreement resulting in the utilization of the zinc gluconate patent. In return for the acquisition of this license, the Company issued a total of 240,000 shares of common stock to the patent holder and attorneys during 1996 and 1997. The related intangible asset, approximating $490,000, has been valued at the fair value of these shares at the date of the grant. This asset value is being amortized over the remaining life of the patent which expires in March 2002. The Company is required to pay a 3% royalty, less certain deductions, to the patent holder based on gross receipts on the sale of the product, throughout the term of this agreement, which also expires in 2002.

     The Company also maintains a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation. In return for exclusive distribution rights, the Company must pay the developer a 3 % royalty and a 2% consulting fee based on gross receipts on the sale of the product, less certain deductions, over the term of the agreement, expiring in 2007. Additionally, a founder's royalty totaling 5%, on gross receipts on the sale of the product less certain deductions, is paid to two of the officers whose agreements expire in 2005.

     All of the aforementioned individuals receiving royalties are also stockholder's of the Company. The royalty expense for the respective periods relating to these agreements amounted to $8,870,828, $592,003 for the year ended December 31, 1997 and the three months ended December 31, 1996, respectively, and no amounts were paid for the year ended September 30, 1996. Amounts accrued for royalties at December 31, 1997 and 1996 were $3,388,920 and $485,844 respectively.

NOTE 4 - SHORT TERM BORROWINGS

     In September 1997, the Company obtained a $5,000,000 revolving line of credit facility for general corporate purposes. This facility is collateralized by accounts receivable and inventory, renews in one year, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the year ended December 31, 1997.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                                   Year Ended   Three Months Ended   Year Ended
                                   December 31,     December 31,   September 30,
                                      1997              1996            1996
                                  ------------- ------------------ -------------

 Current:
      Federal                      $12,161,445        $454,580              -
      State                          2,281,733         146,716              -
                                  -------------     ------------   -------------
                                    14,443,178         601,296              -
                                  -------------     ------------   -------------
 Deferred:
      Federal                         (180,601)       (260,718)        ($27,050)
      State                              8,984        (102,389)             -
                                  -------------     ------------   -------------
                                      (171,617)       (363,107)         (27,050)
                                  =============     ============   =============
         Total                     $14,271,561        $238,189         ($27,050)
                                  =============    =============   =============

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

Statutory rate                     $12,333,448        $650,931        ($108,198)
State taxes net of federal benefit   1,937,029         125,094              -
Net operating loss carry-forward           -          (594,357)         (56,521)
Other                                    1,084             -             (1,339)
Valuation allowance                        -            56,521          168,479
Cumulative effect adjustment               -               -            (29,471)
                                  =============    ============    =============
         Total                     $14,271,561        $238,189         ($27,050)
                                  =============    ============    =============

The tax effects of the primary "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets are as follows:

Net operating loss carry-forward           -          $419,628          $56,521
Contract termination costs            $234,000             -                -
Other                                  357,245             -                -
                                  ------------    ------------     ------------
         Total                        $591,245        $419,628          $56,521
                                  ============    ============     ============


Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during the period, resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling $11,148,083 for the year ended December 31, 1997 and $1,031,854 for the three months ended December 31, 1996. These reductions are "permanent differences" and do not affect the provisions for deferred or current income tax expense.

NOTE 6 - EARNINGS PER SHARE

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which simplifies earnings per share calculations and requires presentation of both basic and diluted earnings per share on the face of the statement of income. Per this statement, basic earnings per share "EPS" excludes dilution and is computed by dividing income available to common stockholders by the weighted - average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a varying of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amount):

                          Year Ended                     Three Months Ended                   Year Ended
                       December 31, 1997                  December 31, 1996               September 30, 1996
                   Income     Shares      EPS       Income     Shares      EPS        Loss      Share       EPS
                   ----------------------------------------------------------------

Basic EPS          $21.0       12.2      $1.72       $1.7       11.1      $0.15      ($0.7)       8.1     ($0.08)

Dilutives:
Options/Warrants     --         2.4                   --         2.5                    --         --
                  -------    -------    -------    -------    -------    -------    -------    -------    -------

Diluted EPS        $21.0       14.6      $1.43       $1.7       13.6      $0.12      ($0.7)       8.1     ($0.08)
                  =======    =======    =======    =======    =======    =======    =======    =======    =======

     The weighted average number of shares used in the computations for the three months ended December 31, 1996 and the year ended September 30, 1996 reflect the retroactive effect of the two-for-one stock split which was effective January 23, 1997. The Diluted EPS computations for the year ended September 30, 1996, exclude 4,355,000 shares relating to stock options as their effect would have been anti-dilutive.

NOTE 7 - STOCK-BASED COMPENSATION

     Stock options for purchase of the company's common stock have been granted to both employees and non-employees since the date of the Company's public inception. Options are exercisable during a period determined by the Company, but in no event later than five years from the date granted.

     On December 2, 1997, the Company's Board of Directors approved a new Stock Option Plan ("Plan") which would provide for the granting of up to one million five hundred thousand shares to employees. Under this Plan, the Company may grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company. As shareholder approval of the Plan is required, no options were granted under this Plan during the year ended December 31, 1997.

     The Company applies Accounting Principles Board Opinion 25 ("APB 25") in accounting for its grants of options to both employees and non-employees. Under the intrinsic value method prescribed by APB 25, no compensation expense relating to grants to employees has been recorded by the Company in periods reported. Had compensation expense for awards made during the year ended December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996 been determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                               Year Ended     Three Months Ended     Year Ended
                               December 31,      December 31,      September 30,
                                  1997              1996                 1996
                            ----------------------------------------------------

Pro forma net income           $20,194,062      $1,501,314          ($1,243,769)

Pro forma earnings per share:
      Basic                       $1.66             $0.14               ($0.15)
      Diluted                     $1.38             $0.11               ($0.15)

     Expense relating to options granted to non-employees has been appropriately recorded in the periods presented based on either fair values agreed upon with the grantees or fair values as determined by the Black-Scholes pricing model dependent upon the circumstances relating to the specific grants.

     The Company used the Black-Scholes pricing model to determine the fair value of stock options granted during the periods presented using the following assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility of 29%; expected dividend yield of 2.5%; and risk-free interest rate of 6.56% for the year ended December 31, 1997, a range of 6.03-6.39% for the three months ended December 31, 1996 and a range of 5.55-6.49% for the year ended September 30, 1996 based on the expected life of the option. The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative of the impact on future years' reported net income as SFAS 123 does not apply to stock options granted prior to the beginning of fiscal year 1996 and additional stock options awards are anticipated in future years. All options were immediately vested upon grant.

     A summary of the status of the Company's stock options and warrants granted to both employees and non-employees as of December 31, 1997, December 31, 1996 and September 30, 1996 and changes during the periods then ended is presented below:

Year Ended December 31, 1997:


                                  Employees       Non-Employees       Total
                              ----------------   --------------    -------------

                                      Weighted          Weighted        Weighted
                                       Average           Average         Average
                               Shares Exercise  Shares  Exercise Shares Exercise
                               (,000)   Price   (,000)    Price  (,000)   Price
                               -------------------------------------------------
Options/warrants      `
   outstanding at beginning
   of period                   1,820    $1.39    3,240    $1.36    5,060   $1.37
Additions (deductions):
   Granted                       345    10.00      675     9.82    1,020   10.00
   Exercised                     135     1.33    1,527     1.55    1,662    1.53
   Expired
                               -------------------------------------------------
Options/warrants
   outstanding at
   end of period               2,030    $2.86    2,388    $3.61    4,418   $3.27
                               -------------------------------------------------
Options/warrants
exercisable
   at end of period            2,030             2,388             4,418
                               =================================================


Weighted average fair value
of grants                      $2.24             $2.24             $2.24
Price range of  options/
   warrants exercised       $.50 - $2.50      $.50-$10.00       $.50-$10.00
Price range of options/
   warrants outstanding     $.50-$10.00       $.50-$10.00       $.50-$10.00
Price range of options/
   warrants Exercisable     $.50-$10.00       $.50-$10.00       $.50-$10.00

Three months ended December 31, 1996:

                                  Employees       Non-Employees       Total
                              ----------------   --------------    -------------

                                      Weighted          Weighted        Weighted
                                       Average           Average         Average
                               Shares Exercise  Shares  Exercise Shares Exercise
                               (,000)   Price   (,000)    Price  (,000)   Price
      `                        -------------------------------------------------
Options/warrants
   outstanding at
   beginning of period         1,570    $1.22    4,355     $.76    5,925    $.88
Additions (deductions):
   Granted                       250     2.50    1,250     1.81    1,500    1.68
   Exercised                                     2,365      .50    2,365     .50
   Expired
                               -------------------------------------------------
 Options/warrants
   outstanding at
   end of period               1,820    $1.39    3,240    $1.36    5,060   $1.37
                               -------------------------------------------------
Options/warrants
   exercisable at
   end of period               1,820             3,240             5,060
                               =================================================

Weighted average fair
   value of  grants             $.70              $.52              $.56
Price range of options/
   warrants exercised                          $.50-$2.50       $.50-$2.50
Price range of options/
   warrants outstanding     $.50-$2.50         $.50-$2.50       $.50-$2.50
Price range of options/
warrants exercisable        $.50-$2.50         $.50-$2.50       $.50-$2.50
--------------------------------------------------------------------------------

Year ended September 30, 1996:

                                  Employees       Non-Employees       Total
                              ----------------   --------------    -------------

                                      Weighted          Weighted        Weighted
                                       Average           Average         Average
                               Shares Exercise  Shares  Exercise Shares Exercise
                               (,000)   Price   (,000)    Price  (,000)   Price
      `                        -------------------------------------------------
Options/warrants
   outstanding at
   beginning of period         1,570     $.08    6,525     $.08    8,095    $.08
Additions (deductions):
  Granted                      1,570     1.22    1,730     1.38    3,300    1.05
  Exercised                                        851      .47      851     .47
  Expired                      1,570      .08    3,049      .08    4,619     .08
                              --------------------------------------------------
Options/warrants
  outstanding  at
  end of period                1,570    $1.22    4,355     $.76    5,925    $.88
      `                        -------------------------------------------------
Option/warrants
  exercisable at
  end of period                1,570             4,355             5,925
                               =================================================

Weighted average fair
  value of grants               $.35              $.39              $.37
Price range of options/
  warrants exercised                          $.08 - $.50       $.08 - $.50
Price range of options/
  warrants outstanding       $.50-$1.75       $.50-$1.75        $.50-$1.75
Price range of options/
  warrants exercisable       $.50-$1.75       $.50-$1.75        $.50-$1.75

The following table summarizes information about stock options outstanding and stock options exercisable as granted to both employees and non-employees at December 31, 1997, December 31, 1996 and September 30, 1996, respectively:


                                   December 31,    December 31,    September 30,
                                        1997           1996             1996
--------------------------------------------------------------------------------
Employees:

Range of exercise prices          $.50 - $10.00    $.50 - $2.50    $.50 - $1.75
Share (thousands)                    2,030            1,820           1,570
Weighted average remaining
   in Contractual life                3.5              4.3             4.5
Weighted average exercise price      $2.86            $1.39           $1.22

Non-Employees:

Range of exercise prices          $.50 - $10.00    $.50 - $2.50    $.50 - $1.75
Share (thousands)                    2,388            3,240           4,355
Weighted average remaining in
   in Contractual life                3.7              4.4             4.2
Weighted average exercise price      $3.61            $1.36            $.76

Totals:

Range of exercise prices          $.50 - $10.00    $.50 - $2.50    $.50 - $1.75
Share (thousands)                    4,418            5,060           5,925
Weighted average remaining in
   Contractual life                   3.6              4.4             4.3
Weighted average exercise price      $3.27            $1.37            $.88


Options outstanding as of December 31, 1997, December 31, 1996 and September 30, 1996 expire from December 14, 2000 through May 5, 2002, depending upon the date of grant.

NOTE 8 - SERVICE CONTRACTS AND RELATED TERMINATION COSTS

     In October 1996, the Company entered into a three-year agreement with Sands Brothers & Co., Ltd. for investment banking services including private placements. Upon commencement of the contract, Sands received 800,000 warrants with an exercise price of $1.75 per share contingent upon services to be provided

     During the first quarter of 1997, the Company decided not to pursue a private placement offering. In order to terminate the agreement with Sands, the Company issued to Sands 350,000 additional warrants to purchase the Company's stock at $10 per share. As a result, the Company recorded an expense of approximately $700,000.

     Additionally, during September 1996, the Company contracted with Diversified Corporate Consulting Group, L.L.C. ("Diversified") for public relations and consulting services over a period of one year. Diversified received 350,000 stock options with an exercise price of $1.75 per share for these services. During May 1997, the Company made the decision to terminate this contract. As a result, the Company recorded an expense of approximately $91,000.

NOTE 9 - STATUS OF NUTRITIONAL FOODS CORPORATION LITIGATION

     During 1992, the Company authorized litigation against Nutritional Foods Corporation ("NFC") in which the Company sought to cancel the 729,928 restricted shares issued to NFC for international marketing services, as a result of certain false and misleading representations made by it to the Company including, but not limited to, NFC's failure to act as the Company's international sales agent under an Agreement between NFC and the Company.

     Pursuant to a final decree issued in the Court of Common Pleas of Bucks County, Pennsylvania dated January 23, 1997, the Company received an order to return to treasury these outstanding shares. In November of 1997, NFC challenged the validity of the decree. In March of 1998, a subsequent order of the Court of Common Pleas of Bucks County modified the decree of January 23, 1997 to provide for a return to treasury of 604,928 shares to the Company. As payment for legal services, 118,066 of these shares were reissued with a market value of approximately $1,145,358. This value, the cost of reacquiring these shares, then became the value of the net treasury stock ($2.35 per share) represented by 486,862 shares returned to treasury.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the year ended December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996 of $92,464, $7,410, $28,265, respectively. The future minimum lease obligations under these operating leases are $49,783 for 1998, $25,100 for 1999, and $14,903 for 2000.

     Management  believes  no  material   commitments  or  contingencies  exist
relating to computer operations as the computer system utilized by the company in its operation has been deemed "Year 2000" compliant by the system vendor.

     The Company has committed to advertising costs approximating $5,500,000. Additional advertising costs are expected to be incurred for the remainder of 1998.

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 11 - SUBSEQUENT EVENTS

     On January 8, 1998, the Company's Board of Directors authorized a plan to reacquire up to 250,000 of the Company's issued and outstanding common stock shares during the period ended December 31, 1998. The schedule and amount of shares re-purchased will be based upon market conditions. As of March 3, 1998, 115,000 shares have been repurchased.

     The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1 million dollars.

                    RESPONSIBILITY FOR FINANCIAL STATEMENTS




     The management of The Quigley Corporation is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgements which it believes are reasonable under the circumstances.

     In fulfilling its responsibilities for the integrity of the data presented and to safeguard the Company's assets, management employs a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and that transactions are appropriately authorized, recorded and summarized. This system of control is supported by the selection of qualified personnel, by organizational assignments that provide appropriate delegation of authority and division of responsibilities, and by the dissemination of policies and procedures.

     Coopers & Lybrand L.L.P., the Company's independent accountants, performed an audit for the year ended December 31, 1997, and Nachum Blumenfrucht, CPA performed an audit of the three months ended December 31, 1996 and year ended September 30, 1996, in accordance with generally accepted auditing standards. The independent accountants conducted a review of internal accounting controls to the extent required by generally accepted auditing standards and performed such tests and procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.






/s/  Guy J. Quigley                                     March 30, 1998
-------------------                                     --------------
Guy J. Quigley,                                         Date
Chairman of the Board,
President, Chief Executive Officer





/s/ George J. Longo                                      March 30, 1998
-------------------                                      --------------
George J. Longo,                                         Date
Vice President, Chief Financial Officer
(Principal Financial and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS



Stockholders of the The Quigley Corporation



     We have audited the accompanying balance sheet of The Quigley Corporation as of December 31, 1997 and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quigley Corporation as of December 31, 1997, and the results of its operations, cash flows, and stockholders' equity for the year then ended in conformity with generally accepted accounting principles.




/s/ COOPERS & LYBRAND L.L.P.
----------------------------
    COOPERS & LYBRAND L.L.P.




2400 Eleven Penn Center
Philadelphia, Pennsylvania
February 20, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT





Stockholders of the The Quigley Corporation


     I have audited the accompanying balance sheets of the Quigley Corporation as of December 31, 1996 and September 30, 1996 and the related statements of income, stockholders' equity, and cash flows for the three months ended December 31, 1996 and the year ended September 30, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

     I conducted an audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides reasonable basis for my opinion.

     In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quigley Corporation as of December 31, 1996 and September 30, 1996 and the results of its operations, cash flows, and stockholders' equity for the three months ended December 31, 1996 and the year ended September 30, 1996, in conformity with generally accepted accounting principles.



/s/ Nachum Blumenfrucht
-----------------------
    Nachum Blumenfrucht
    Certified Public Accountant




Brooklyn, New York
February 11, 1998

ITEM 8 Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     On January 29, 1997, the Company engaged the independent accounting firm of Coopers & Lybrand L.L.P. to audit the Company's financial statements for the calendar year 1997. The replacement of the previous certifying accountant, Nachum Blumenfrucht, CPA, was made by approval of the Board of Directors of the Company and with the agreement of Mr. Blumenfrucht. This change was due to the dramatic expansion of business operations undertaken by the Company since the close of the prior fiscal year. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any reportable event required to be disclosed.


PART III

ITEM 9. Directors and Executive Officers of the Registrant


     The information required under this item is incorporated by reference to the Company's 1997 Proxy Statement.

ITEM 10. Executive Compensation

     The information required under this item is incorporated by reference to the Company's 1997 Proxy Statement.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated by reference to the Company's 1997 Proxy Statement.



ITEM 12. Certain Relationships and Related Transactions


     The information required under this item is incorporated by reference to the Company's 1997 Proxy Statement.

                                    PART IV


ITEM 13 Exhibits, Financial Statements, Schedules and Reports on Form 8-K


     (a)  Exhibits:

     3.1 Articles of Incorporation of the Company (as amended), (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A dated April 4, 1997)

     3.2 Certificate to increase the number of authorized shares of the Company (incorporated by reference to Exhibit 3.2 of Form 10-KSB/A dated April 4, 1997)

     3.3 Bylaws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 of Form 10-KSB/A dated April 4, 1997)

     4.1  Specimen  Common  Stock  Certificate  (incorporated  by  reference to
Exhibit 4.1 of Form 10-KSB/A dated April 4, 1997)

     10.1  Stock  Option  Plan  for  Consultants,   Advisors  and  Non-Employee
Directors (incorporated by reference to Exhibit 10.1 of Form 10-KSB/A dated April 4, 1997)

     10.2 Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A dated April 4, 1997)

     10.3  Employment  Agreement dated June 1, 1995 between the Company and Guy
J. Quigley (incorporated by reference to Exhibit 10.3 of Form 10-KSB/A dated April 4, 1997)

     10.4 Employment Agreement dated June 1, 1995 between the Company and Charles A. Phillips (incorporated by reference to Exhibit 10.4 of Form 10-KSB/A dated April 4, 1997)

     10.5 Exclusive Master Broker Wholesale Distributor and Non-Exclusive National Chain Broker Agreement dated July 22, 1994 between the Company and Russell Mitchell (incorporated by reference to Exhibit 10.7 of Form 10-KSB/A dated April 4, 1997)

     10.6 Licensing Agreement dated August 24, 1996 between the Company, George
A. Eby III and George Eby Research (incorporated by reference to Exhibit 10.6 of From 10-KSB/A dated April 4, 1997)

     10.8 United States Exclusive Supply Agreement dated March 17, 1997 (Portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 406 of Regulation C as promulgated under the Securities Act of 1933, included by reference to Exhibit
10.5 of Form SB-2 dated September 29, 1997)

     10.9 Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit
10.5 of From 10-KSB/A dated April 4, 1997)

     10.10 Employment Agreement dated November 5, 1996 between the Company and George J. Longo (filed herewith)

     10.11 Employment Agreement dated January 1, 1997 between the Company and Eric H. Kaytes (filed herewith)

     23.1 Consent of Coopers & Lybrand L.L.P., Auditors, dated March 30, 1998 (filed herewith)


     23.2 Consent of Nachum Blumenfrucht, CPA dated March 30, 1998 (filed herewith)


     25.0 Power of Attorney, (included by reference to Exhibit 25.0 of Form SB-2 dated September 29, 1997)


     27.1 Financial Data Schedule.


--------------------------------------------------------------------------------


     (a)  Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ended December 31, 1997.

Signatures


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


THE QUIGLEY CORPORATION



/s/  Guy J. Quigley                                   March 30, 1998
-------------------                                   --------------
Guy J. Quigley, Chairman of the Board,                Date
President, Chief Executive Officer
and Director




     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the company in the capacities and on the dates indicated:


      Signature                  Title                        Date



/s/ Guy J. Quigley       Chairman of the Board,                  March 30, 1998
------------------       President, Chief Executive              --------------
Guy J. Quigley           Officer and Director


/s/ George J. Longo      Vice President, Chief Financial         March 30, 1998
-------------------      Officer and Director (Principal         --------------
George J. Longo          Financial and Accounting Officer)


/s/ Charles A. Phillips  Executive Vice President,               March 30, 1998
-----------------------  Chief Operating Officer                 --------------
Charles A. Phillips      and Director


/s/ Eric H. Kaytes       Vice President,                         March 30, 1998
------------------       Chief Information Officer,              --------------
Eric H. Kaytes           Secretary, Treasurer and
                         Director


/s/ Gurney P. Sloan      Director                                March 30, 1998
-------------------                                              --------------
Gurney P. Sloan


/s/ Jacqueline F. Lewis  Director                                March 30, 1998
-----------------------                                          --------------
Jacqueline F. Lewis

                                                                  EXHIBIT 10.10

                         EXECUTIVE EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this 5th day of November, 1996, between THE QUIGLEY CORPORATION, a Nevada Corporation (hereinafter "Company"), and GEORGE J. LONGO, a resident of Pennsylvania (hereinafter "Employee")

                              W I T N E S S E T H:

WHEREAS, the Company agrees to hire and employ Employee according to the terms and conditions stated herein; and,

WHEREAS, the Employee agrees to render Company services according to the terms and conditions stated herein;

NOW, THEREFORE, in consideration of the mutual promises herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

1. Employee's Duties and Title. The Company hereby employs Employee to render services to the Company in the capacity of Chief Financial Officer with assigned duties and tasks as specified by the President and Chief Executive Officer of the Company, including, by way of example only and without limitation, responsibility for the Company's day-to-day financial operations and affairs. Employee's title and job description may be changed from time to time at the absolute and exclusive discretion of the Company's President and Chief Executive Officer. The Employee hereby accepts such employment for the period stated in Paragraph 2, and agrees to devote his full time and attention and his best talents and expertise to the duties of employment hereby accepted by him.

2. Term of Employment. The term of Employee's employment under this Agreement shall commence as of November 5, 1996 with Employee's first pay period as of January 6, 1997. ("Commencement Date") and continue until December 31, 2001, unless sooner terminated pursuant to paragraph 5 of this Agreement.

3. Compensation. As compensation to the Employee pursuant to services rendered under this contract, the Company shall pay to Employee and Employee shall accept the following salary, other compensation, and benefits:

     (a) From the Commencement Date through end of the 1997 calendar year, the Company shall pay the Employee a base salary at an annual rate, of Eighty Thousand Dollars ($80,000.00) per year, or such greater amount as the Board of Directors may from time to time determine.

     (b) The Employee's annual base salary shall, commencing with the 1998 calendar year, and for each calendar year thereafter during the term of Employee's employment under this agreement, be increased by an amount as shall be determined by the Company's Board of directors; provided that each annual increase shall not be less than twenty percent (20%) of the previous calendar year's initial base salary.

     (c) The Employee shall receive from the Company, a fully vested and unrestricted option/warrant to purchase 25,000 shares of the Company's stock at the exercise price of Five dollars ($5.00) per share, exercisable for a period of five (5) years from the date such option/warrant is granted to Employee.

     (d) The Employee shall be entitled to such bonuses and incentive compensation as may be awarded in the discretion of the Board of Directors.

     (e) The Employee shall receive, at the Company's expense, family coverage under the Company's health insurance plan, and shall be entitled to participate in any and all of the Company's present or future employee benefit plans, including, without limitation, pension and profit sharing plans, and savings plans, which are generally applicable to the Company's Employees; provided, however, that (1) the Employee's receipt of such benefits is pursuant to and determined by the provisions of such plans, and (2) the Company reserves the right to modify or eliminate and or all such plans.

     (f) In the event of Employee's disability (as defined below), the Company shall continue to pay Employee his base salary in effect at the time of such disability during the period of such disability; provided, however, that in the event that Employee is disabled for a continuous period in excess of eighteen (18) calendar months, the Company may, at its election, terminate this agreement, in which event Employee shall be entitled to receive a lump-sum termination payment of $100,000. The term "disability" shall mean the total and complete inability of the Employee to perform his duties under this agreement as certified by an independent physician selected with the approval of the Company and Employee.

     (g) The Employee shall be reimbursed for all reasonable  business expenses
     incurred  by  him  in  the  performance  of  his  duties,   including  CPE
     requirements of the AICPA and PICPA.

4. Vacation benefits. The Employee shall be entitled to four (4) weeks paid vacation in each calendar year during the term of his employment hereunder.


5. Termination. Employee's employment under this Agreement shall terminate upon occurrence of any of the events described in the following subparagraphs (a) through (e):

      (a) In the event of Employee's violation of any of the covenants of this Agreement, his employment shall automatically and immediately terminate. No further payments or benefits whatsoever shall be due to the Employee or any beneficiary under this Agreement as of the date of said violation.

     (b) The Company may terminate the employment of the Employee for cause at any time, in which event neither the Employee nor his beneficiaries or estate shall be entitled to any further payments hereunder. For purposes of this Agreement, "cause" shall mean:

          (i) The misappropriation of funds or property of the Company;

          (ii) Any attempt to obtain personal profit from the Company by actions that are adverse to the interests of the Company;

          (iii) Unreasonable neglect or refusal to perform duties assigned to him; or

          (iv) Conviction of a felony.

     (c) If the Company is sold, merged, or consolidated, Employee's employment shall terminate; provided, however, that upon such termination, Employee shall be entitled to forty-eight (48) months' severance pay, payable by the Company in a lump sum within thirty (30) days following such
     termination  or  at  the  settlement   date  of  the  sale,   merger,   or
     consolidation, whichever occurs first. Said severance pay shall be calculated by multiplying Employee's then-base monthly salary times 48 months.

     (d) If the Employee dies during the term of his employment under this Agreement, his employment shall automatically terminate, and Employee and his Estate and Beneficiaries shall only be entitled to such benefits, if any, as are provided under the Company's benefit plans in the event of an employee's death.

6. Covenant not to Compete. Except as provided in paragraph (B) below:

A. Employee agrees, that during the term of his employment under Agreement and for a period of two (2) years thereafter, that:

     (1) He shall not associate with, enter into the employ of, or render any services to any business that competes with Company or a business that conducts similar business (as defined in subparagraph (d), below) to the business of Company, within a twenty-five (25) mile radius of the
     Company's   principal   place   of   business    (currently    Doylestown,
     Pennsylvania).

     (2) He shall not solicit, divert, or induce customers or clients of Company to obtain similar products or services from others, including any competitor of the Company.

     (3) He shall not acquire, any financial interest, other than for full consideration, in any competitor in a similar business to the business of Company (including any interest in any publicly-traded entity) that competes with Company anywhere in the United States.

     (4) "Similar business" as used in the foregoing subparagraphs shall include, but not be limited to, the business of manufacture, distribution and sale of (a) cold-relief products, (b) allergy-relief products, (c) health and nutritional supplements, and (d) any other business conducted by the Company.

B. The provisions of paragraphs A (1) - (4) shall not apply if Employee's employment terminates because of a sale, merger, or consolidation of the Company.

7. Confidentiality/Secrecy Covenants.

A. During the period of his employment hereunder, and for a period of five (5) years thereafter, Employee agrees that he shall not:

     (1) Use, divulge, or communicate to anyone, either orally, in writing, or by electronic means, the names and/or addresses of Company's customers or clients, or the details of any transactions or financial matters of Company, whether or not such information was available to Employee during his employment.


     (2) Use, divulge or communicate to anyone, either orally, in writing, or by electronic means, any company trade secrets, patents, formulas, processes, manufacturing methods, or data supplied or available to him in connection with his employment.

B. Employee agrees that all trade secrets, formulas, patents, processes, manufacturing methods, data, documents, equipment, property, customer and supplier information, financial information, sales and marketing data, and other information provided to the Employee by the Company, or obtained by the Employee, in the course of, or in connection with, his employment, are and shall remain the property of the Company and shall be returned to the Company by the Employee immediately upon termination of Employee's employment, and no copies or reproductions thereof in any form shall be retained by Employee.

8. Injunctive Relief. In the event of a breach by Employee of any of the covenants contained in paragraphs 6 and 7 of this Agreement, Employee agrees that money damages shall not be an adequate remedy for such breach, and Company shall, in addition to all other remedies for such breach provided for under this Agreement or applicable law, have the right to request immediate and permanent injunctive relief to enjoin and restrain such breach and any consequences thereof.

9. Company's Proprietary Rights. Employee agrees that all his ideas, improvements, inventions and products developed, made or discovered by the Employee during the term of his employment under this Agreement shall be owned by and be the exclusive property of the Company.

10. Miscellaneous.

     (a) This Agreement supersedes any and all prior Agreements or understandings, oral or written, with respect to the employment of the Employee with said Company. This Agreement may not be altered or terminated orally, and shall be modified only by a subsequent written Agreement executed by both the Employee and the Company.

     (b) This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

     (c) This Agreement shall be binding upon and shall inure to the benefit of the Company and its successors and assigns. This Agreement shall be binding upon and shall inure to the benefit of the Employee, his heirs, executors and personal representatives, and shall not be assigned by the Employee and any attempted assignment shall be in violation of this Agreement and shall be null and void.

     (d) Whenever possible, each provisions of this Agreement shall be interpreted in such a manner as to make all provisions effective and valid; but, if any provision in this Agreement is held to be invalid, illegal or unenforceable, such provision will be ineffective without invalidating the remainder of this Agreement.

     (e) All notices, demands or other communications, shall be delivered to the Company or Employee at the following addresses which may be changed from time to time by either party within thirty (30) days written notice:

     To the Company:

           Guy J. Quigley,  President/CEO
           The Quigley Corporation
           10 South Clinton Street
           Doylestown, PA 18901

     To the Employee:

           George J. Longo

     (f) All rights and remedies granted to the Company hereunder shall not be exclusive, but shall be in addition to all rights and remedies available to the Company at law or in equity.

     (g) Unless otherwise specifically defined within this Agreement, words and phrases shall be construed and interpreted according to their common usage and meaning. Headings and titles are for reference purposes only and are not to be construed as part of this Agreement.

     IN WITNESS WHEREOF, the Company, by its authorized representative, and Employee, have caused this Agreement to be executed and made, all as of the day and year first written above.


                                                   THE QUIGLEY CORPORATION

                                          By:      /S/ Guy J. Quigley
                                                   ------------------
                                                   Guy J. Quigley, President


                                                   /s/ George J. Longo
                                                   -------------------
                                                   George J. Longo ("Employee")

                                                            EXHIBIT 10.11


                         EXECUTIVE EMPLOYMENT AGREEMENT

THIS AGREEMENT, made this 1st day of January, 1997, between THE QUIGLEY CORPORATION, a Nevada Corporation (hereinafter "Company"), and ERIC H. KAYTES, a resident of Pennsylvania (hereinafter "Employee")

                              W I T N E S S E T H:


WHEREAS, the Company agrees to hire and employ Employee according to the terms and conditions stated herein; and,

WHEREAS, the Employee agrees to render Company services according to the terms and conditions stated herein; NOW,

THEREFORE, in consideration of the mutual promises herein contained and intending to be legally bound hereby, the parties hereto agree as follows:

     1. Employee's Duties and Title. The Company hereby employs Employee to render services to the Company in the capacity of Chief Information Officer with assigned duties and tasks as specified by the President and Chief Executive Officer of the Company, including, by way of example only and without limitation: responsibility for the Company's day-to-day information operations and affairs, responsibility for all management information systems for Company, computer programming, and support for all computer hardware and software for all corporate accounting. Employee's title and job description may be changed from time to time at the absolute and exclusive discretion of the Company's President and Chief Executive Officer. The Employee hereby accepts such employment for the period stated in Paragraph 2, and agrees to devote his full time and attention and his best talents and expertise to the duties of employment hereby accepted by him.

2. Term of Employment. The term of Employee's employment under this Agreement shall commence as of January 1, 1997 ("Commencement Date") and continue until December 31, 2001, unless sooner terminated pursuant to paragraph 5 of this Agreement.

3. Compensation. As compensation to the Employee pursuant to services rendered under this contract, the Company shall pay to Employee and Employee shall accept the following salary, other compensation, and benefits:


(a) From the Commencement Date through the end of the 1997 calendar year, the Company shall pay the Employee a base salary at an annual rate, of Eighty Thousand Dollars ($80,000.00) per year, or such greater amount as the Board of Directors may from time to time determine.

     (b) The Employee's annual base salary shall, commencing with the 1998 calendar year, and for each calendar year thereafter during the term of Employee's employment under this agreement, be increased by an amount as shall be determined by the Company's Board of directors; provided that each annual increase shall not be less than twenty percent (20%) of the previous calendar year's initial base salary.

     (c) The Employee shall be entitled to such bonuses and incentive compensation as may be awarded in the discretion of the Board of Directors.

     (d) The Employee shall receive, at the Company's expense, family coverage under the Company's health insurance plan, and shall be entitled to participate in any and all of the Company's present or future employee benefit plans, including, without limitation, pension and profit sharing plans, and savings plans, which are generally applicable to the Company's Employees; provided, however, that (1) the Employee's receipt of such benefits is pursuant to and determined by the provisions of such plans, and (2) the Company reserves the right to modify or eliminate and or all such plans.

     (e) In the event of Employee's disability (as defined below), the Company shall continue to pay Employee his base salary in effect at the time of such disability during the period of such disability; provided, however, that in the event that Employee is disabled for a continuous period in excess of eighteen (18) calendar months, the Company may, at its election, terminate this agreement, in which event Employee shall be entitled to receive a lump-sum termination payment of $100,000. The term "disability" shall mean the total and complete inability of the Employee to perform his duties under this agreement as certified by an independent physician selected with the approval of the Company and Employee.

4. Vacation benefits. The Employee shall be entitled to four (4) weeks paid vacation in each calendar year during the term of his employment hereunder.

5. Termination. Employee's employment under this Agreement shall terminate upon occurrence of any of the events described in the following subparagraphs (a) through (e):

     (a) In the event of Employee's violation of any of the covenants of this Agreement, his employment shall automatically and immediately terminate. No further payments or benefits whatsoever shall be due to the Employee or any beneficiary under this Agreement as of the date of said violation.

     (b) The Company may terminate the employment of the Employee for cause at any time, in which event neither the Employee nor his beneficiaries or estate shall be entitled to any further payments hereunder. For purposes of this Agreement, "cause" shall mean:

          (i) The misappropriation of funds or property of the Company;

          (ii) Any attempt to obtain personal profit from the Company by actions that are adverse to the interests of the Company;

          (iii) Unreasonable neglect or refusal to perform duties assigned to him; or

          (iv) Conviction of a felony.

     (c) If the Company is sold, merged, or consolidated, Employee's employment shall terminate; provided, however, that upon such termination, Employee shall be entitled to twelve (12) months' severance pay, payable by the Company in a lump sum within thirty (30) days following such termination or at the settlement date of the sale, merger, or consolidation, whichever occurs first. Said severance pay shall be calculated by multiplying Employee's then-base monthly salary times 12 months.

     (d) If the Employee dies during the term of his employment under this Agreement, his employment shall automatically terminate, and Employee and his Estate and Beneficiaries shall only be entitled to such benefits, if any, as are provided under the Company's benefit plans in the event of an employee's death.

6. Covenant not to Compete. Except as provided in paragraph (B) below:

A. Employee agrees, that during the term of his employment under this Agreement and for a period of two (2) years thereafter, that:

     (1) He shall not associate with, enter into the employ of, or render any services to any business that competes with Company or a business that conducts similar business (as defined in subparagraph (d), below) to the business of Company, within a twenty-five (25) mile radius of the
     Company's   principal   place   of   business    (currently    Doylestown,
     Pennsylvania).

     (2) He shall not solicit, divert, or induce customers or clients of Company to obtain similar products or services from others, including any competitor of the Company.

     (3) He shall not acquire, any financial interest, other than for full consideration, in any competitor in a similar business to the business of Company (including any interest in any publicly-traded entity) that competes with Company anywhere in the United States.

     (4) "Similar business" as used in the foregoing subparagraphs shall include, but not be limited to, the business of manufacture, distribution and sale of (a) cold-relief products, (b) allergy-relief products, (c) health and nutritional supplements, and (d) any other business conducted by the Company.

B. The provisions of paragraphs A (1) - (4) shall not apply if Employee's employment terminates because of a sale, merger, or consolidation of the Company.

7. Confidentiality/Secrecy Covenants.

A. During the period of his employment hereunder, and for a period of five (5) years thereafter, Employee agrees that he shall not:

     (1) Use, divulge, or communicate to anyone, either orally, in writing, or by electronic means, the names and/or addresses of Company's customers or clients, or the details of any transactions or financial matters of Company, whether or not such information was available to Employee during his employment.

     (2) Use, divulge or communicate to anyone, either orally, in writing, or by electronic means, any company trade secrets, patents, formulas, processes, manufacturing methods, or data supplied or available to him in connection with his employment.

B. Employee agrees that all trade secrets, formulas, patents, processes, manufacturing methods, data, documents, equipment, property, customer and supplier information, financial information, sales and marketing data, and other information provided to the Employee by the Company, or obtained by the Employee, in the course of, or in connection with, his employment, are and shall remain the property of the Company and shall be returned to the Company by the Employee immediately upon termination of Employee's employment, and no copies or reproductions thereof in any form shall be retained by Employee.

8. Injunctive Relief. In the event of a breach by Employee of any of the covenants contained in paragraphs 6 and 7 of this Agreement, Employee agrees that money damages shall not be an adequate remedy for such breach, and Company shall, in addition to all other remedies for such breach provided for under this Agreement or applicable law, have the right to request immediate and permanent injunctive relief to enjoin and restrain such breach and any consequences thereof.

9. Company's Proprietary Rights. Employee agrees that all inventions and products developed by the Employee during the term of his employment under this Agreement shall be owned by and be the exclusive property of the Company; excluding, however, any computer software written or developed prior to the date of this Agreement.

10. Miscellaneous.

     (a) This Agreement supersedes any and all prior Agreements or understandings, oral or written, with respect to the employment of the Employee with said Company. This Agreement may not be altered or terminated orally, and shall be

     (b) modified only by a subsequent written Agreement executed by both the Employee and the Company. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

     (c) This Agreement shall be binding upon and shall inure to the benefit of the Company and its successors and assigns. This Agreement shall be binding upon and shall inure to the benefit of the Employee, his heirs, executors and personal representatives, and shall not be assigned by the Employee and any attempted assignment shall be in violation of this Agreement and shall be null and void.

     (d) Whenever possible, each provisions of this Agreement shall be interpreted in such a manner as to make all provisions effective and valid; but, if any provision in this Agreement is held to be invalid, illegal or unenforceable, such provision will be ineffective without invalidating the remainder of this Agreement.

     (e) All notices, demands or other communications, shall be delivered to the Company or Employee at the following addresses which may be changed from time to time by either party within thirty (30) days written notice:

     To the Company:

           Guy J. Quigley, President/CEO
           The Quigley Corporation
           10 South Clinton Street
           Doylestown, PA  18901

     To the Employee:

     Eric H. Kaytes

     (f) All rights and remedies granted to the Company hereunder shall not be exclusive, but shall be in addition to all rights and remedies available to the Company at law or in equity.

     (g) Unless otherwise specifically defined within this Agreement, words and phrases shall be construed and interpreted according to their common usage and meaning. Headings and titles are for reference purposes only and are not to be construed as part of this Agreement.

IN WITNESS WHEREOF, the Company, by its authorized representative, and Employee, have caused this Agreement to be executed and made, all as of the day and year first written above.

                                                  THE QUIGLEY CORPORATION

                                              By: /S/ Guy J. Quigley
                                                  ------------------
                                                  Guy J. Quigley, President


                                                 /s/  Eric H. Kaytes
                                                 -------------------
                                                 Eric H. Kaytes ("Employee")

                                                             EXHIBIT 23.1





                       CONSENT OF INDEPENDENT ACCOUNTANTS



We consent to the incorporation by reference in the Registration Statement of The Quigley Corporation on Form S-8 (File Nos. 333-10059, 333-14687 and 333-26589) of our report dated February 20, 1998, on our audit of the financial statements of The Quigley Corporation as of December 31, 1997, and for the year then ended, which report is included in this Annual Report on Form 10-KSB.





/s/ Coopers & Lybrand L.L.P.
----------------------------
    Coopers & Lybrand L.L.P.


    Coopers & Lybrand L.L.P.
    Philadelphia, Pennsylvania
    March 30, 1998

                                                             EXHIBIT 23.2





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



 The Board of Directors
 The Quigley Corporation


As independent public accountant, I hereby consent to the incorporation of my report dated February 11, 1998 included in this Form 10-KSB into the Company's previously filed Registration Statements on Form S-8, File Numbers 333-10059, 333-14687.


                                                /s/ Nachum Blumenfrucht
                                                -----------------------
                                                    Nachum Blumenfrucht
                                                    Certified Public Accountant



Brooklyn, New York
March 30, 1998