Form 10-Q
period 1998-03-31
QUIGLEY CORP
filed 1998-05-06
CIK 868278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q



(XX) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the quarterly period ended March 31, 1998
                                     --------------

                                       OR

( ) THE  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934.


For the transition period from ______________ to ______________


                        Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)



             Nevada                                       23-2577138
   ----------------------------------------------------------------------------
   (State or other jurisdiction of            (IRS Employer Identification No.)
    incorporation  or organization)




             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

        Landmark Building, 10 South Clinton Street, Doylestown, PA 18901
        ----------------------------------------------------------------
        (Address of principle executive offices)              (Zip Code)



       Registrant's telephone number, including area code: (215) 345-0919
       ------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of March 31, 1998 is 13,382,996 all of one class of $.0005 par value common stock.

                               TABLE OF CONTENTS



                                                                   Page
                                                                    No.


 PART I - Financial information

 Item 1. Financial Statements                                       3-8

 Item 2.  Management's  Discussion and Analysis of Financial
          Condition and Results of Operations                       9-12


 PART II - Other Information

 Item 1. Legal Proceedings                                            11

 Item 2. Changes in Securities                                        11

 Item 3. Defaults Upon Senior Securities                              11

 Item 4. Submission of Matters to a Vote of Security Holders 11


 Item 5. Other Information                                            11

 Item 6. Exhibits and Reports on Form 8-K                             11

 Signatures                                                           12

 EDGAR Exhibit 27                                                     13



                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                                      March 31,    December 31,
                                                        1998           1997
                                                    (unaudited)
                                                    -----------    ------------
CURRENT ASSETS:
  Cash and cash equivalents......................   $32,343,514     $25,498,359
  Accounts receivable, net.......................     1,127,409      10,851,573
  Inventory......................................     7,277,093       7,726,757
  Prepaid income taxes...........................     4,003,347       3,548,057
  Prepaid expenses and other current assets......     1,116,048       1,023,628
  Deferred income taxes..........................       594,227         591,245
                                                    -----------     -----------
    TOTAL CURRENT ASSETS.........................    46,461,638      49,239,619
                                                    -----------     -----------

EQUIPMENT - Less accumulated depreciation........       221,485         162,189
                                                    -----------     -----------

OTHER ASSETS:
  Patent rights - Less accumulated amortization         351,045         372,986
  Other assets...................................        70,149          72,296
                                                    -----------     -----------
    TOTAL OTHER ASSETS...........................       421,194         445,282
                                                    -----------     -----------

           TOTAL ASSETS..........................   $47,104,317     $49,847,090
                                                    ===========     ===========


           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable...............................      $337,756      $1,115,620
  Accrued royalties and sales commissions........     1,409,710       4,730,856
  Accrued freight................................       437,062         468,577
  Other current liabilities......................     1,793,841       1,784,019
                                                    -----------    ------------
  TOTAL CURRENT LIABILITIES                           3,978,369       8,099,072
                                                    -----------    ------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value; authorized
      1,000,000; no shares issued                           -               -
  Common stock, $.0005 par value; authorized
      50,000,000; Issued: 13,984,858 and
      13,791,358 shares..........................         6,992           6,896
  Additional paid-in capital.....................    24,624,357      23,046,551
  Retained earnings                                  21,106,862      19,839,929
  Less: Treasury stock, 601,862 and 486,862
     shares, at cost.............................    (2,612,263)     (1,145,358)

                                                     ----------     -----------
      TOTAL STOCKHOLDERS' EQUITY.................    43,125,948      41,748,018
                                                     ----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......   $47,104,317     $49,847,090
                                                    ===========     ===========






                 See accompanying notes to financial statements




                            THE QUIGLEY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                         Three Months Ended  Three Months Ended
                                           March 31, 1998      March 31, 1997
                                         ----------------     ----------------

NET SALES ................................   $ 7,271,819        $22,182,007
                                             -----------        -----------

COST OF SALES ............................     2,211,296          6,888,823
                                             -----------        -----------

GROSS PROFIT .............................     5,060,523         15,293,184
                                             -----------        -----------

OPERATING EXPENSES:
  Sales and marketing ....................     2,373,522          2,486,124
  Administration .........................       994,046          1,918,536
                                             -----------        -----------
TOTAL OPERATING EXPENSES .................     3,367,568          4,404,660
                                             -----------        -----------

INCOME FROM OPERATIONS ...................     1,692,955         10,888,524

INTEREST INCOME ..........................       383,984             18,972
                                             -----------        -----------
INCOME BEFORE TAXES ......................     2,076,939         10,907,496
                                             -----------        -----------

INCOME TAXES .............................       810,006          4,417,681
                                             -----------        -----------

NET INCOME ...............................   $ 1,266,933        $ 6,489,815
                                             -----------        -----------

Earnings  per common share:

  Basic ..................................        $0.10             $0.54
                                                  =====             =====

  Diluted .............................           $0.08             $0.44
                                                  =====             =====

Weighted average common shares outstanding:

  Basic ..................................    13,325,913         12,063,830
                                             ===========        ===========

  Diluted ................................    15,296,819         14,748,542
                                             ===========        ===========










                 See accompanying notes to financial statements
                                       4


                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                          Three Months Ended
                                                       ------------------------
                                                       March 31,      March 31,
                                                         1998           1997
                                                       ---------      ---------


NET CASH FLOWS FROM OPERATING ACTIVITIES .........     6,822,839      6,290,600
                                                      -----------    -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures ..........................       (77,718)       (50,436)
   Patent rights and other assets ................          (963)       (15,514)
                                                      -----------    -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES ......       (78,681)       (65,950)
                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options, warrants
     and common stock ............................      1,268,278           --
   Proceeds from exercises of options and warrants        299,624        27,500
   Proceeds from common stock issued .............          --           76,007
   Due from attorney's escrow account ............          --          260,000
   Change in stock subscription receivable .......          --           (1,774)
   Repurchase of Common stock ....................     (1,466,905)          --
                                                      -----------    -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES .........        100,997       361,733
                                                      -----------    -----------

NET INCREASE IN CASH .............................      6,845,155     6,586,383

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD .....     25,498,359     2,455,973
                                                      -----------    -----------

CASH & CASH EQUIVALENTS, END OF PERIOD ...........    $32,343,514    $9,042,356
                                                      ===========    ===========


Supplemental disclosure of cash flow information
------------------------------------------------
                                                         Three Months Ended
                                                      -------------------------
                                                      March 31,      March 31,
                                                        1998           1997
                                                      ---------      ----------


Income taxes paid .............................           --              --
--------------------------------------------------------------------------------

Non cash investing and financing:
Capital expenditures ..........................           --           ($7,905)
Patent rights .................................           --          (205,000)
Common stock issued for services performed ....           --         1,358,263
Treasury stock cost ...........................           --       ($1,145,358)





                 See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATIONAL AND GENERAL

The Quigley Corporation (the "Company"), organized under the laws of the state of Nevada, is primarily engaged in the development, manufacturing, and marketing of homeopathic cold remedies. The products developed are being offered to the general public through distributors and brokers. For the fiscal periods presented, and for the immediate future, the Company plans to continue concentrating its efforts in the promotion of its major proprietary "Cold-Eeze(R)" products.

These products are based upon a proprietary zinc gluconate glycine formula which, in a clinical study conducted by The Cleveland Clinic, has been shown to reduce the severity and duration of the common cold symptoms by nearly half. The results of this randomized double-blind placebo-controlled study of the common cold were published in 1996 in the Annals of Internal Medicine - Vol. 125 No.2. Research is continuing on this product in order to maximize its full potential use by the general public.

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

The Company competes with suppliers varying in range and size in the cold remedy products arena. Cold-Eeze(R) which has been clinically proven, offers a significant advantage over other suppliers in the over-the-counter cold remedy market. The management of the Company believes there should be no future impediment on our ability to compete in the marketplace now, or in the immediate future, since factors concerning the product, such as, price, product quality, availability, reliability, credit terms, name recognition, delivery and support are all properly positioned. The Company has several Broker, Distributor and Representative Agreements, both nationally and internationally and the product is distributed through numerous independent and chain drug and discount stores throughout the United States.

The   Cold-Eeze(R)   product  is  produced   for  the  Company  by  a  contract
manufacturer. This manufacturer produces exclusively for the Company.

The Balance Sheet as of March 31, 1998, the Statements of Income for the three months periods ended March 31, 1998 and 1997, and the Statements of Cash Flows for the three months periods ended March 31, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes for the fiscal year ended December 31, 1997, in the Company's Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform with the 1998 presentation.

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

NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

On January 8, 1998, the Company's Board of Directors authorized a plan to reacquire up to 250,000 of the Company's issued and outstanding common stock shares during the period ended December 31, 1998. The schedule and amount of shares re-purchased will be based upon market conditions. As of March 31, 1998, 115,000 shares have been repurchased at an average cost per share of $12.76 giving a total cost of $1,466,905.

During the three month period ended March 31, 1998 a total of 193,500 shares were issued through the exercise of stock options and warrants of the Company. The difference between the option payment price and cash received, resulted in an increase to the additional paid-in-capital of the Company.

At March 31, 1998, there were 4,224,100 unexercised issued options and warrants of the Company's stock.

NOTE 4 - INCOME TAXES

Income taxes includes both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $594,227 consists of the tax effects for contract termination costs and miscellaneous items. Certain exercises of options and warrants during the three months ended March 31, 1998, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $1,268,278. These reductions are "permanent differences" and do not affect the provisions for deferred or current income tax expense.

For the three months ended March 31, 1998 and fiscal year ended December 31, 1997 an effective tax rate has been provided for at 39% and 40.5% respectively. The reduction in the effective rate was the result of certain State tax planning strategies employed by the Company during the first quarter of 1998.

NOTE 5 - EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which simplifies earnings per share calculations and requires presentation of both basic and diluted earnings per share on the face of the statement of income. Per this statement, basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted - average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method that prescribes a theoretical buy back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a varying of results for each period presented. A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):

                          Three Months Ended           Three Months Ended
                            March 31, 1998                March 31, 1997
                       Income    Shares    EPS     Income      Shares      EPS
                     --------- -------- -------- --------- ---------- --------

Basic EPS               $1.3      13.3    $0.10     $6.5       12.1      $0.54
Dilutives:
Options/Warrants         --        2.0               --         2.6
                     --------- -------- -------- --------- ---------- --------

Diluted EPS             $1.3      15.3    $0.08     $6.5       14.7      $0.44
                     ========= ======== ======== ========= ========== ========


NOTE 6 - STATUS OF NUTRITIONAL FOODS CORPORATION LITIGATION

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

Pursuant to a final decree issued in the Court of Common Pleas of Bucks County, Pennsylvania dated January 23, 1997, the Company received an order to return to treasury these outstanding shares. In November of 1997, NFC challenged the validity of the decree. In March of 1998, a subsequent order of the Court of Common Pleas of Bucks County modified the decree of January 23, 1997 to provide for a return to treasury of 604,928 shares to the Company. As payment for legal services, 118,066 of these shares were reissued with a market value of approximately $1,145,358. This value, the cost of reacquiring these shares, then became the value of the net treasury stock ($2.35 per share) represented by 486,862 shares returned to treasury. The impact has been reflected in the Balance Sheet as of December 31, 1997.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty agreements with the founders and developers, licensors, and consultants for the Cold-Eeze(R) product. The gross royalty is 13% of sales collected before certain deductions and related tax benefits. Of this percentage a three percent royalty is payable to the patent holder whose agreement expires in 2002, a three percent royalty is payable to the developer of the product formulation together with a two percent consulting fee based on an agreement that expires in 2007. Additionally, a founder's royalty totaling 5%, on gross receipts on sales of the product less certain deductions, is paid to two of the officers whose agreements expire in 2005.

The  Company  has  contractual   commitments   for  advertising   amounting  to
approximately $5,500,000. Additional advertising costs are expected to be incurred during the remainder of the year.

The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1 million.

In September 1997, the Company obtained a $5 million revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory, renews in September 1998, with interest at prime or 275 basis points above the Euro-Dollar Rate. There were no borrowings under this line during the period ended March 31, 1998.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. The Company is subject to a variety of additional risk factors more fully described in the Company's annual report by Form 10-KSB filed with the Securities and Exchange Commission.

Overview
--------

The first quarter of 1998 resulted in a comparative slow down in revenues over the same period in 1997. First quarter revenues in 1998 were $7,271,819 as compared to $22,182,007 in 1997. The winter conditions throughout the United States during the 1998 cold and flu season have been less severe than normal. Reflected in the first quarter of 1997, is the filling of approximately $12 million in backorders at December 31, 1996. The demand for the product is seasonal, with the fourth and first quarters representing the largest sales volume.

The Company continues to use the resources of a contract manufacturer and independent national and international brokers to represent the Company's
Cold-Eeze(R) lozenge product, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Manufacturing efficiencies and contract commitments introduced in the first quarter 1997 resulted in increased product availability, thereby ensuring that domestic and future international product demand can be met.

During February 1998, an agreement was reached with Genpharm, Inc., a wholly-owned subsidiary of the pharmaceutical company Merck KgaA, Darmstadt, Germany, for exclusive distribution of the Company's proprietary Cold-Eeze(R) products in the Canadian market. In March, the Company reached an agreement with a Hong Kong based Chinese distribution company for the non-exclusive distribution of Cold-Eeze(R) in the People's Republic of China. Both agreements, effective immediately, will launch the international distribution of the Cold-Eeze(R) product.

Results of Operations
---------------------

Three months ended March 31, 1998 compared to three months ended March 31, 1997
-------------------------------------------------------------------------------
For the three months ended March 31, 1998, the Company reported revenues of $7,271,819 and net income of $1,266,933, as compared to revenue of $22,182,007 and net income of $6,489,815 for the comparable period ended March 31, 1997. The reduction in revenue is due to the mild winter conditions throughout the United States with the 1998 cold and flu season being less severe than usual. Also included in the first quarter 1997 figure is approximately $12 million in revenues that represented an order backlog existing at December 31, 1996.

Cost of Sales as a percentage of net sales for the three months ended March 31, 1998 was 30.4% compared to 31.1% for the comparable period ended March 31, 1997. This reduction is a result of efficiencies and cost saving processes employed by the manufacturer which were not in place during the full first quarter of 1997.

For the three months ended March 31, 1998, total operating expenses were $3,367,568 compared to $4,404,660 for the comparable period ended March 31, 1997. The operating expenses have remained high primarily due to a continuing advertising and promotion campaign commenced during the latter part of 1997 to establish Cold-Eeze(R) as a recognized brand name and to support the sales base.

During the three months ended March 31, 1998, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $2,925,621 (87%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1997 accounted for $3,514,642 (80%) of total operating costs. As percentage of sales, the 1998 first quarter operating expenses assume a higher percentage compared to the same period in 1997 due to the lower 1998 sales.

Liquidity and Capital Resources
-------------------------------

The total assets of the company at March 31, 1998 and December 31, 1997 were $47,104,317 and $49,847,090 respectively. Working capital increased to $42,483,269 from $41,140,547 during the period. The significant movement within total assets is the reduction in accounts receivable of $9,724,164, cash and cash equivalents increasing by $6,845,155 prepaid income taxes increasing by $455,290 and inventory decreasing by $449,664. From a working capital perspective accounts payable and accrued royalties and sales commissions were reduced over the period by $777,864 and $3,321,146 respectively. Total cash balances at March , 1998 were $32,343,514, as compared to $25,498,359 at December 31 , 1997.

The management of the Company currently believes that the current liquidity and continuing revenues, along with related profits generated, for the remainder of 1998, should provide an internal source of capital to fund the Company's business operations. Additionally, in September 1997 the Company obtained a $5 million revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in September 1998, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the three-month period ended March 31, 1998.

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

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. During 1998, the Company expects to commence international activities which may require additional disclosures.

Capital Expenditures
--------------------

No significant capital expenditures are planned beyond those previously disclosed.

                           Part II. Other Information
                           --------------------------

Item 1. Legal Proceedings
-------------------------

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

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

None

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)   Exhibits

          Exhibit 27 - Financial Data Schedule

(b)   Reports on Form 8-K

          There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1998.

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

 Date: May 6, 1998