Form 10KSB/A
period 1997-12-31
QUIGLEY CORP
filed 1998-06-09
CIK 868278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                 FORM 10-KSB/A

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal year ended December 31, 1997

                          Commission File No. 01-21617
                          ----------------------------

                            THE QUIGLEY CORPORATION
                            -----------------------

             (Exact name of registrant as specified in its charter)


          Nevada                                    23-2577138
          ----------------------------------------------------------

   (State or other jurisdiction                   (IRS Employer
    of incorporation or organization)          Identification Number)

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

As of May 22, 1998, the aggregate market value of the voting stock (all of one class $.0005 par value Common Stock) held by non-affiliates of the Registrant was $153,883,892 based upon the closing price of the Common Stock on that date as reported on the NASDAQ SmallCap Issues Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares of each of the Registrant's classes of securities (all of one class of $.0005 par value Common Stock) outstanding on May 22, 1998:
13,602,996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in the Report on Form 10-KSB:

1. Information set forth in Part III of this report is incorporated by reference to the Registrant's 1997 Proxy Statement.

                   THE EXHIBIT INDEX IS LOCATED ON PAGES 2-3

                                    PART IV
                                    -------

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

   10.8 United States Exclusive Supply Agreement dated March 17, 1997 (Portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 406 of Regulation C as promulgated under the Securities Act of 1933, included by reference to Exhibit 10.5 of Form SB-2 dated September 29, 1997)

   10.9 Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A dated April 4, 1997)

   10.10 Employment Agreement dated November 5, 1996 between the Company and George J. Longo (filed herewith)

   10.11 Employment Agreement dated January 1, 1997 between the Company and Eric H. Kaytes (filed herewith)

   23.1 Consent of Coopers & Lybrand L.L.P., Auditors, dated March 30, 1998 (filed herewith)


   23.2 Consent of Nachum Blumenfrucht, CPA dated March 30, 1998 (filed herewith)


   25.0 Power of Attorney, (included by reference to Exhibit 25.0 of Form SB-2 dated September 29, 1997)


   27.1  Financial Data Schedule.

  ____________________________________________________________________________


       (a) Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ended December 31, 1997.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  THE QUIGLEY CORPORATION


 /s/  Guy J. Quigley                                   June 9, 1998
--------------------                                   ------------
Guy J. Quigley, Chairman of the Board,                 Date
President, Chief Executive Officer
and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the company in the capacities and on the dates indicated:


 Signature                         Title                         Date
 ---------                         -----                         ----


 /s/ Guy J. Quigley         Chairman of the Board,               June 9, 1998
 ------------------         President, Chief Executive           ------------
Guy J. Quigley              Officer and Director


/s/ George J. Longo         Vice President, Chief Financial      June 9, 1998
-------------------         Officer and Director (Principal      ------------
George J. Longo             Financial and Accounting Officer)

/s/ Charles A. Phillips     Executive Vice President, Chief      June 9, 1998
-----------------------     Operating Officer and Director       ------------
Charles A. Phillips


/s/ Eric H. Kaytes          Vice President, Chief Information    June 9, 1998
------------------          Officer, Secretary, Treasurer        ------------
Eric H. Kaytes              and Director



/s/ Gurney P. Sloan         Director                             June 9, 1998
-------------------                                              ------------
Gurney P. Sloan


/s/ Jacqueline F. Lewis     Director                             June 9, 1998
-----------------------                                          ------------
Jacqueline F. Lewis