Form 10-Q
period 1998-06-30
QUIGLEY CORP
filed 1998-08-05
CIK 868278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q



(XX) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended    June 30, 1998
                                  -------------

                                       OR

( ) THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For the transition period from ______________ to ______________


                        Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)



            Nevada                                         23-2577138
--------------------------------------------------------------------------------
 (State or other jurisdiction of               (IRS Employer Identification No.)
   incorporation or organization)





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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of July 24, 1998 is 13,552,196 all of one class of $.0005 par value common stock.

                               TABLE OF CONTENTS




                                                                 Page No.

     PART I - Financial information

Item 1.   Financial Statements                                    3-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations          10-14


     PART II - Other Information

Item 1.   Legal Proceedings                                        13

Item 2.   Changes in Securities                                    13

Item 3.   Defaults Upon Senior Securities                          13

Item 4.   Submission of Matters to a Vote of Security Holders      13

Item 5.   Other Information                                        14

Item 6.   Exhibits and Reports on Form 8-K                         14

Signatures                                                         14

EDGAR Exhibit 27                                                   15

                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS


                   ASSETS

                                             June 30, 1998     December 31, 1997
                                               (unaudited)
                                          ----------------     ----------------
CURRENT ASSETS:
  Cash and cash equivalents                    $28,872,571          $25,498,359
  Accounts receivable, net                         355,593           10,851,573
  Inventory                                      8,471,720            7,726,757
  Prepaid income taxes                           6,266,596            3,548,057
  Prepaid expenses and other current assets      1,458,237            1,023,628
  Deferred income taxes                            402,482              591,245
                                          ----------------     ----------------
     TOTAL CURRENT ASSETS                       45,827,199           49,239,619
                                          ----------------     ----------------

EQUIPMENT - Less accumulated depreciation          335,211              162,189
                                          ----------------     ----------------

OTHER ASSETS:
  Patent rights-Less accumulated amortization      329,104              372,986
  Other assets                                     102,655               72,296
                                          ----------------     ----------------
     TOTAL OTHER ASSETS                            431,759              445,282
                                          ----------------     ----------------

TOTAL ASSETS                                   $46,594,169          $49,847,090
                                          ================     ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                $661,845           $1,115,620
  Accrued royalties and sales commissions          542,730            4,730,856
  Accrued freight                                  240,515              468,577
  Other current liabilities                        440,361            1,784,019
                                          ----------------     ----------------
TOTAL CURRENT LIABILITIES                        1,885,451            8,099,072
                                          ----------------     ----------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
     authorized 1,000,000; no shares issued          -                    -
  Common stock, $.0005 par value; authorized
     50,000,000; Issued: 14,314,058 and
     13,791,358 shares                              7,157                6,896
  Additional paid-in capital                   27,641,295           23,046,551
  Retained earnings                            21,108,097           19,839,929
  Less: Treasury stock, 771,862 and
     486,862 shares, at cost                   (4,047,831)          (1,145,358)
                                          ----------------     ----------------
TOTAL STOCKHOLDERS' EQUITY                     44,708,718           41,748,018
                                          ----------------     ----------------

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY     $46,594,169          $49,847,090
                                          ================     ================







                 See accompanying notes to financial statements



                                           THE QUIGLEY CORPORATION
                                             STATEMENTS OF INCOME
                                                 (Unaudited)



                                                                       Three Months Ended                   Six Months Ended
                                                                June 30, 1998     June 30, 1997     June 30, 1998       June 30,1997
                                                                -------------     -------------     -------------       ------------



NET SALES ................................................       $ 1,317,872        $ 4,083,736       $ 8,589,691       $26,265,742
                                                                 -----------        -----------       -----------       -----------

COST OF SALES ............................................           398,342          1,225,374         2,609,637         8,114,196
                                                                 -----------        -----------       -----------       -----------

GROSS PROFIT .............................................           919,530          2,858,362         5,980,054        18,151,546
                                                                 -----------        -----------       -----------       -----------


OPERATING EXPENSES:
      Sales and marketing ................................           545,470            435,099         2,918,992         2,921,223
      Administration .....................................           765,047            708,206         1,759,094         2,626,752
                                                                 -----------        -----------       -----------       -----------
TOTAL OPERATING EXPENSES .................................         1,310,517          1,143,305         4,678,086         5,547,975
                                                                 -----------        -----------       -----------       -----------
INCOME FROM OPERATIONS ...................................          (390,987)         1,715,057         1,301,968        12,603,571

INTEREST INCOME ..........................................           393,012             61,777           776,996            80,749
                                                                 -----------        -----------       -----------       -----------
INCOME BEFORE TAXES ......................................             2,025          1,776,834         2,078,964        12,684,320
                                                                 -----------        -----------       -----------       -----------
INCOME TAXES .............................................               790            719,469           810,796         5,137,150
                                                                 -----------        -----------       -----------       -----------
NET INCOME ...............................................       $     1,235        $ 1,057,365       $ 1,268,168       $ 7,547,170
                                                                 ===========        ===========       ===========       ===========


Earnings  per common share:

      Basic ..............................................       $       0.00        $      0.09      $      0.09      $       0.63
                                                                 ============        ===========      ===========       ===========

      Diluted ............................................       $       0.00        $      0.08      $      0.08       $      0.53
                                                                 ============        ===========      ===========       ===========

Weighted average common shares
outstanding:

     Basic ...............................................         13,516,529         11,713,768       13,421,221        11,888,799
                                                                 ============        ===========      ===========       ===========

     Diluted .............................................         15,138,823         13,848,005       15,217,821        14,298,273
                                                                 ============        ===========      ===========       ===========






                                               See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        Six Months Ended
                                                                        ----------------
                                                                 June 30, 1998     June 30, 1997
                                                                 -------------     -------------


NET CASH FLOWS FROM OPERATING ACTIVITIES .............          $  2,728,826        $ 3,748,587
                                                                ------------        -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures ...............................              (227,588)           (78,516)
  Patent rights and other assets .....................               (30,359)           (15,466)
                                                                ------------        -----------

NET CASH FLOWS USED IN INVESTING ACTIVITIES ..........              (257,947)           (93,982)
                                                                ------------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Tax benefits from stock options,
      warrants and common stock ......................            3,290,081                --
  Proceeds from exercises of options and warrants ....              515,725              60,850
  Proceeds from common stock issued ..................                 --                76,007
  Due from attorney's escrow account .................                 --               260,000
  Change in stock subscription receivable ............                 --                60,608
  Repurchase of Common stock .........................           (2,902,473)               --
                                                               ------------         -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES .............              903,333             457,465
                                                               ------------         -----------

NET INCREASE IN CASH .................................            3,374,212           4,112,070

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD .........           25,498,359           2,455,973
                                                               ------------         -----------

CASH & CASH EQUIVALENTS, END OF PERIOD ...............         $ 28,872,571         $ 6,568,043
                                                               ============         ===========



Supplemental disclosure of cash flow information

                                                                        Six Months Ended
                                                                        ----------------
                                                                 June 30, 1998     June 30, 1997
                                                                 -------------     -------------

Non cash investing and financing:
Capital expenditures                                                  -                ($7,905)
Patent rights                                                         -               (205,000)
Common stock issued for services performed                            -              1,358,263
Treasury stock cost                                                   -            ($1,145,358)











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

These products are based upon a proprietary zinc gluconate glycine formula which, in a clinical study conducted by The Cleveland Clinic, has been shown to reduce the severity and duration of the common cold symptoms by nearly half. The results of this randomized double-blind placebo-controlled study of the common cold were published in 1996 in the Annals of Internal Medicine - Vol. 125 No 2. Research is continuing on this product in order to maximize its full potential use by the general public.

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

The Balance Sheet as of June 30, 1998, the Statements of Income for the three and six months periods ended June 30, 1998 and 1997, and the Statements of Cash Flows for the six months periods ended June 30, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

International Licenses

Included in other assets, are amounts that have been capitalized relating to the Company's development of international licenses. Such amounts are to be amortized using the straight-line method over the estimated benefit period. These costs will be expensed should future benefits become impaired.

Reclassifications

Certain prior period amounts have been reclassified to conform with the 1998 presentation.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. The Company had international sales in the second quarter of 1998, the resulting revenues are not considered material. During the remainder of 1998, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.

NOTE 3 - CHANGES IN ACCOUNTING ESTIMATES

During the second quarter of 1998, the company made certain changes in accounting estimates totaling $636,441, after tax, as a result of new information becoming available. Of this amount, $265,563 relates to certain contingencies, the provision for which is no longer necessary. The remaining amount of $370,878 includes a reduction in the amounts provided for certain sales and delivery expenses that are not expected to materialize.

NOTE 4 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

On January 8, 1998, the Company's Board of Directors authorized a plan to reacquire up to 250,000 of the Company's issued and outstanding common stock shares during the period ended December 31, 1998. On June 24, 1998 the Board of Directors approved an additional buy-back of up to 500,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased will be based upon market conditions. As of June 30, 1998, 285,000 shares have been repurchased at an average cost per share of $10.18 giving a total cost of $2,902,473.

During the six-month period ended June 30, 1998 a total of 522,700 shares were issued through the exercise of stock options and warrants of the Company. The difference between the option payment price and cash received, resulted in an increase to the additional paid-in-capital of the Company.

At June 30, 1998, there were 4,445,400 unexercised issued options and warrants of the Company's stock.

NOTE 5 - INCOME TAXES

Income taxes include both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $402,482 consists of the tax effects for contract termination costs and miscellaneous items. Certain exercises of options and warrants during the six months period ended June 30, 1998, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $3,290,081. These reductions are "permanent differences" and do not affect the provisions for deferred or current income tax expense.

For the six months ended June 30, 1998 and fiscal year ended December 31, 1997 an effective tax rate has been provided for at 39% and 40.5% respectively. The reduction in the effective rate was the result of certain state tax planning strategies employed by the Company during the first six months of 1998.

NOTE 6  EARNINGS PER SHARE

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which simplifies earnings per share calculations and requires presentation of both basic and diluted earnings per share on the face of the statement of income. Per this statement, basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted - average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method that prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a varying of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):


                         Three Months Ended        Six Months Ended         Three Months Ended          Six Months Ended
                            June 30, 1998           June 30, 1998            June 30, 1997               June 30, 1997
                     Income   Shares    EPS    Income   Shares    EPS    Income   Shares    EPS     Income   Shares    EPS
                   --------- -------- ------ --------- -------- ------- -------- -------- ------- --------- -------- ------
Basic EPS             -          13.5      -      $1.3     13.4   $0.09     $1.1     11.7   $0.09      $7.5     11.9  $0.63
Dilutives:
Options/Warrants      -           1.6               -       1.8              -        2.1              -         2.4
                   --------- -------- ------ --------- -------- ------- -------- -------- ------- --------- -------- ------

Diluted EPS           -          15.1      -      $1.3     15.2    $0.08    $1.1     13.8    $0.08     $7.5     14.3  $0.53
                   ========= ======== ====== ========= ======== ======= ======== ======== ======= ========= ======== ======

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage arrangements with entities whose major shareholders are also shareholders of The Quigley Corporation, or are related to major shareholders of the Company. Commissions expensed under such arrangements amounted to approximately $122,000 and $101,000 respectively, for the six months periods ended June 30, 1998 and 1997. Management believes these transactions were under terms no less favorable to the Company than those arranged by other parties. Amounts payable under such agreements at June 30, 1998 and December 31, 1997 were approximately $5,900 and $58,000 respectively.

The company is in the process of acquiring licenses in certain countries through affiliated entities. During 1998, fees have been paid to a related entity to obtain such licenses amounting to $10,000.

NOTE 8 - STATUS OF NUTRITIONAL FOODS CORPORATION LITIGATION

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

The  Company  has  contractual   commitments   for  advertising   amounting  to
approximately $9,700,000. Additional advertising costs are expected to be incurred during the remainder of the year.

The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1 million dollars.

In September 1997, the Company obtained a $5 million revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory, renews in September 1998, with interest at prime or 275 basis points above the Euro-Dollar Rate. There were no borrowings under this line during the period ended June 30, 1998.

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

Overview
--------

The three and six months period ended June 1998 resulted in a comparative slow down in revenues over the same period in 1997. Revenues for these three and six month periods of 1998 were $1,317,872 and $8,589,691 as compared to $4,083,736 and $26,265,742 for the comparative periods in 1997. The winter conditions throughout the United States during the 1998 cold and flu season have been less severe than normal. Reflected in the first quarter of 1997, is the filling of approximately $12 million in backorders at December 31, 1996. The demand for the product is seasonal, with the fourth and first quarters representing the largest sales volume.

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

Results of Operations
---------------------

Three months ended June 30, 1998 compared to three months ended June 30, 1997
-----------------------------------------------------------------------------
For the three months ended June 30, 1998, the Company reported revenues of $1,317,872 and net income of $1,235, as compared to revenue of $4,083,736 and net income of $1,057,365 for the comparable period ended June 30, 1997. The reduction in revenue is due to the mild winter conditions throughout the United States with the 1998 cold and flu season being less severe than usual.

Cost of Sales as a percentage of net sales for the three months ended June 30, 1998 was 30.2% compared to 30.0% for the comparable period ended June 30, 1997. The efficiencies and cost saving processes employed by the manufacturer in the first quarter of 1997 is continuing.

For the three months ended June 30, 1998, total operating expenses, which include the mitigating effects from changes in accounting estimates, were $1,310,517 compared to $1,143,305 for the comparable period ended June 30, 1997. The operating expenses have remained high primarily due to a continuing advertising and promotion campaign commenced during the latter part of 1997 to establish Cold-Eeze(R) as a recognized brand name and to support the sales base.

During the three months ended June 30, 1998, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $1,127,008 (86%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1997 accounted for $880,723 (77%) of total operating costs. As percentage of sales, the 1998 second quarter operating expenses assume a higher percentage compared to the same period in 1997 due to the lower 1998 sales.

Six months ended June 30, 1998 compared to six months ended June 30, 1997
-------------------------------------------------------------------------

For the six months ended June 30, 1998, the Company reported revenues of $8,589,691 and net income of $1,268,168, as compared to revenue of $26,265,742 and net income of $7,547,170 for the comparable period ended June 30, 1997. The reduction in revenue is due to the mild winter conditions throughout the United States with the 1998 cold and flu season being less severe than usual. Also included in the 1997 figure is approximately $12 million in revenues that represented an order backlog existing at December 31, 1996.

Cost of Sales as a percentage of net sales for the six months ended June 30, 1998 was 30.4% compared to 30.9% for the comparable period ended June 30, 1997. This reduction is a result of efficiencies and cost saving processes employed by the manufacturer which were not in place during the first quarter of 1997.

For the six months ended June 30, 1998, total operating expenses, which include the mitigating effects from changes in accounting estimates, were $4,678,086 compared to $5,547,975 for the comparable period ended June 30, 1997. The 1998 operating expenses have remained high, despite slow sales, primarily due to a continuing advertising and promotion campaign commenced during the latter part of 1997 to establish Cold-Eeze(R) as a recognized brand name and to support the sales base. Offsetting these increased costs is the reduction in brokerage commissions which are a factor of sales activity.

During the six months ended June 30, 1998, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $4,071,712 (87%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1997 accounted for $4,395,363 (79%) of total operating costs. As percentage of sales, the 1998 six months operating expenses assume a higher percentage compared to the same period in 1997 due to the lower 1998 sales.

Liquidity and Capital Resources
-------------------------------

The total assets of the company at June 30, 1998 and December 31, 1997 were $46,594,169 and $49,847,090 respectively. Working capital increased to $43,941,748 from $41,140,547 during the period. The significant movement within total assets is the reduction in accounts receivable of $10,495,980, cash and cash equivalents increasing by $3,374,212, prepaid income taxes increasing by $2,718,539 and inventory increasing by $744,963. From a working capital perspective accounts payable and accrued royalties and sales commissions were reduced over the period by $453,775 and $4,188,126 respectively. Total cash balances at June, 1998 were $28,872,571, as compared to $25,498,359 at December 31, 1997.

The management of the Company currently believes that the current liquidity and continuing revenues, along with related profits generated, for the remainder of 1998, should provide an internal source of capital to fund the Company's business operations. Additionally, in September 1997 the Company obtained a $5 million revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in September 1998, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the six-month period ended June 30, 1998.

On January 8, 1998, the Company's Board of Directors authorized a plan to reacquire up to 250,000 of the Company's issued and outstanding common stock shares during the period ended December 31, 1998. On June 24, 1998 the Board of Directors approved an additional buy-back of up to 500,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased will be based upon market conditions. As of June 30, 1998, 285,000 shares have been repurchased at an average cost per share of $10.18 giving a total cost of $2,902,473.

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



                                      -11

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. The Company had international sales in the second quarter of 1998, the resulting revenues are not considered material. During the remainder of 1998, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.


Capital Expenditures
--------------------

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


Year 2000 Compliant
-------------------

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

None


Item 3. Defaults Upon Senior Securities
---------------------------------------

None


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of the Company was held on May 8, 1998 with 13,312,996 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i) To elect a Board of Directors to serve for the ensuing year and until their respective successors have been duly elected and qualified.

     (ii)   To approve the adoption of the 1997 Stock Option Plan.

     (iii)  To  ratify  the  appointment  of   PricewaterhouseCoopers   LLP  as
            independent auditors for the year ending December 31, 1998.

For  proposals  (i),  (ii) and (iii)  above,  the votes were  cast as  follows:
---------------------------- ------------------------------------------------------ ---------- --------- ---------------
        Proposal                        Position                            For       Against    Witheld    Abstentions
---------------------------- ------------------------------------------ ------------ ---------- --------- --------------
(i)  By nominee:
     Guy J. Quigley          Chairman of the Board, President, CEO      12,679,811       -      133,219        -
     Charles A. Phillips     Executive Vice President, COO and Director 12,689,176       -      123,854        -
     George J. Longo         Vice President, CFO and Director           12,689,176       -      123,854        -
     Eric H. Kaytes          Vice President, CIO and Director           12,689,176       -      123,854        -
     Gurney P. Sloan,Esquire Director                                   12,689,176       -      123,854        -
     Jacqueline F. Lewis     Director                                   12,689,176       -      123,854        -
---------------------------- ------------------------------------------ ------------ ---------- --------- --------------
(ii)                                                                    12,191,914   489,303       -       131,813
---------------------------- ------------------------------------------ ------------ ---------- --------- ------------
(iii)                                                                   12,769,163     21,997      -        21,870
---------------------------- ------------------------------------------ ------------ ---------- --------- ------------


Item 5. Other Information
-------------------------

None


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

          Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

          There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1998.



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

Date: August 5, 1998