Form 10-Q
period 1998-09-30
QUIGLEY CORP
filed 1998-11-02
CIK 868278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


(XX) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the quarterly period ended        September 30, 1998
                                                ------------------

                                      OR

( ) THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


        For the transition period from ______________ to ______________


                        Commission File Number 01-21617

                             THE QUIGLEY CORPORATION
                             -----------------------
            (Exact name of registrant as specified in its charter)



          Nevada                                     23-2577138
     -----------------------------------------------------------------
  (State or other jurisdiction of              (IRS Employer
   incorporation or organization)               Identification No.)





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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [XX] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of October 16, 1998, was 13,142,196 all of one class of $.0005 par value common stock.

                               TABLE OF CONTENTS




                                                                    Page No.

PART I - Financial information

Item 1.   Financial Statements                                         3-9

Item 2.   Management's  Discussion  and  Analysis of  Financial
          Condition  and Results of Operations                        10-14

Item 3.   Quantitative and Qualitative Disclosure About Market Risk    13


PART II - Other Information

Item 1.   Legal Proceedings                                            14

Item 2.   Changes in Securities                                        14

Item 3.   Defaults Upon Senior Securities                              14

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K                             14


Signatures                                                             15


EDGAR Exhibit 27                                                       16

                            THE QUIGLEY CORPORATION
                                BALANCE SHEETS


                      ASSETS

                                                  September 30,     December 31,
                                                      1998              1997
                                                   (unaudited)
                                                  -----------       ------------
CURRENT ASSETS:
   Cash and cash equivalents                      $26,690,973       $25,498,359
   Accounts receivable, net                         8,246,916        10,851,573
   Inventory                                        7,871,752         7,726,757
   Prepaid income taxes                             4,190,867         3,548,057
   Prepaid expenses and other current assets        1,770,231         1,023,628
   Deferred income taxes                              405,097           591,245
                                                  -----------       ------------
       TOTAL CURRENT ASSETS                        49,175,836        49,239,619
                                                  -----------       ------------

EQUIPMENT - Less accumulated depreciation             331,292           162,189
                                                  -----------       ------------


OTHER ASSETS:
   Patent rights - Less accumulated amortization      307,165           372,986
   Other assets                                       132,749            72,296
                                                  -----------       ------------
       TOTAL OTHER ASSETS                             439,914           445,282
                                                  -----------        -----------

TOTAL ASSETS                                      $49,947,042       $49,847,090
                                                  ===========       ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts Payable                                  $522,890        $1,115,620
   Accrued royalties and sales commissions          1,995,995         4,730,856
   Accrued freight                                    253,050           468,577
   Other current liabilities                          843,689         1,784,019
                                                  -----------       ------------
      TOTAL CURRENT LIABILITIES                     3,615,624         8,099,072
                                                  -----------       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value; authorized
      1,000,000; no shares issued                       -                 -
   Common stock, $.0005 par value; authorized
      50,000,000; Issued: 14,379,058 and
      13,791,358 shares                                 7,190             6,896
   Additional paid-in capital                      28,003,992        23,046,551
   Retained earnings                               24,122,153        19,839,929
   Less: Treasury stock, 991,862 and
      486,862 shares, at cost                      (5,801,917)       (1,145,358)
                                                   -----------      ------------

      TOTAL STOCKHOLDERS' EQUITY                   46,331,418        41,748,018
                                                  -----------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $49,947,042       $49,847,090
                                                  ===========       ============





                See accompanying notes to financial statements
                                      -3-



                            THE QUIGLEY CORPORATION
                             STATEMENTS OF INCOME
                                  (Unaudited)


                                     Three Months Ended             Nine Months Ended
                                September 30,  September 30,   September 30,   September 30,
                                    1998           1997            1998            1997
                                -------------  -------------   -------------   -------------


NET SALES ....................   $10,747,978     $14,698,350     $19,337,669     $40,964,092
                                 -----------     -----------     -----------     -----------

COST OF SALES ................     3,175,106       4,322,564       5,784,743      12,436,760
                                 -----------     -----------     -----------     -----------

GROSS PROFIT .................     7,572,872      10,375,786      13,552,926      28,527,332
                                 -----------     -----------     -----------     -----------

OPERATING EXPENSES:
      Sales and marketing ....     2,052,893       1,635,289       4,971,885       4,556,512
      Administration .........       936,770       1,477,497       2,695,864       4,104,249
                                 -----------     -----------     -----------     -----------
TOTAL OPERATING EXPENSES .....     2,989,663       3,112,786       7,667,749       8,660,761
                                 -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS .......     4,583,209       7,263,000       5,885,177      19,866,571

INTEREST INCOME ..............       357,867          78,218       1,134,863         158,967
                                 -----------     -----------     -----------     -----------

INCOME BEFORE TAXES ..........     4,941,076       7,341,218       7,020,040      20,025,538
                                 -----------     -----------     -----------     -----------

INCOME TAXES .................     1,927,020       2,973,193       2,737,816       8,110,343
                                 -----------     -----------     -----------     -----------

NET INCOME ...................   $ 3,014,056     $ 4,368,025     $ 4,282,224     $11,915,195
                                 ===========     ===========     ===========     ===========

Earnings  per common share:

      Basic ..................       $0.22           $0.36           $0.32           $1.00
                                 ===========     ===========     ===========     ===========

      Diluted ................       $0.20           $0.29           $0.28           $0.82
                                 ===========     ===========     ===========     ===========

Weighted average common shares
   outstanding:

     Basic ...................   13,454,029       12,136,268      13,432,157      11,971,288
                                 ===========     ===========     ===========     ===========

     Diluted .................    14,928,391      14,903,772      15,121,344      14,500,106
                                 ===========     ===========     ===========     ===========




                See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     1998              1997
                                                 -------------     -------------


NET CASH FLOWS FROM OPERATING ACTIVITIES           $2,096,522       ($1,289,279)
                                                 -------------      ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures                              (253,732)         (101,702)
   Patent rights and other assets                     (60,453)          (44,688)
                                                 -------------      ------------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES       (314,185)         (146,390)
                                                 -------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options,
     warrants and common stock                       3,452,361        5,620,439
   Proceeds from exercises of options
     and warrants                                      614,475          368,350
   Proceeds from common stock issued                      -              76,007
   Due from attorney's escrow account                     -             260,000
   Change in stock subscription receivable                -             355,608
   Repurchase of Common stock                       (4,656,559)            -
                                                 --------------     ------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES           (589,723)       6,680,404
                                                 --------------     ------------

   NET INCREASE IN CASH                              1,192,614        5,244,735

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD        25,498,359        2,455,973
                                                 -------------      ------------

CASH & CASH EQUIVALENTS, END OF PERIOD             $26,690,973       $7,700,708
                                                 =============      ============



Supplemental disclosure of cash flow information
------------------------------------------------

                                                        Nine Months Ended
                                                 September 30,     September 30,
                                                     1998              1997
                                                 -------------     -------------

Non cash investing and financing:
Capital expenditures                                      -             ($7,905)
Patent rights                                             -            (205,000)
Common stock issued for services performed                -           1,358,263
Treasury stock cost                                       -         ($1,145,358)






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

These products are based upon a proprietary zinc gluconate glycine formula which, in two double blind studies have been shown to reduce the severity and duration of common cold symptoms by nearly half. The results of the latest randomized double-blind placebo-controlled study of the common cold were published in 1996 in the Annals of Internal Medicine - Vol. 125 No 2. Research is continuing on this product in order to maximize its full potential use by the general public.

The  Company  has  an  exclusive   agreement  for  worldwide   representation,
manufacturing, marketing and distribution rights for the zinc gluconate glycine lozenge formulation, known as "Cold-Eeze(R)", which is patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. In 1996, the Company also acquired exclusive license for a United States zinc gluconate use patent number RI 33,465 from the patent holder. This use patent gives the Company exclusive rights to both the use and formulation patents on zinc gluconate for reducing the duration and severity of common cold symptoms.

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. Cold-Eeze(R) is a homeopathic remedy which is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

The Company competes with suppliers varying in range and size in the cold remedy products arena. Cold-Eeze(R) which has been clinically proven, offers a significant advantage over other suppliers in the over-the-counter cold remedy market. The management of the Company believes there should be no future impediment on the ability to compete in the marketplace now, or in the immediate future, since factors concerning the product, such as, price, product quality, availability, reliability, credit terms, name recognition, delivery and support are all properly positioned. The Company has several Broker, Distributor and Representative Agreements, both nationally and internationally and the product is distributed through numerous independent and chain drug and discount stores throughout the United States.

The Company announced in August the addition of a new product relating to nutrition and weight management. The product is named Bodymate TM and is expected to be available to the general public early in 1999.

The   Cold-Eeze(R)   product  is  produced  for  the  Company  by  a  contract
manufacturer. This manufacturer produces exclusively for the Company.

The Balance Sheet as of September 30, 1998, the Statements of Income for the three and nine months periods ended September 30, 1998 and 1997, and the Statements of Cash Flows for the nine month periods ended September 30, 1998 and 1997, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

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

Reclassifications

Certain prior period amounts have been reclassified to conform with 1998 presentation.

Concentration of Risks

The Company maintains cash and cash equivalents with three major financial institutions. Since the Company maintains amounts in excess of guarantees provided by the Federal Depository Insurance Corporation, the Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

The Company currently uses separate suppliers to provide its zinc gluconate glycine lozenge and the sugarfree line of the product. The lozenge product is manufactured by a third party manufacturer that produces exclusively for the Company. The sugarfree line is produced by a manufacturer that produces a variety of other products for other customers. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring that public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. The Company had international sales in the second and third quarters of 1998, the resulting revenues are not considered material. During the remainder of 1998, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.

NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

On January 8, 1998, the Company's Board of Directors authorized a plan to reacquire up to 250,000 of the Company's issued and outstanding common stock shares during the period ended December 31, 1998. On June 24, 1998 the Board of Directors approved an additional buy-back of up to 500,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased will be based upon market conditions. As of September 30, 1998, 505,000 shares have been repurchased at an average cost per share of $9.22 giving a total cost of $4,656,559. From October 1 to October 16, 1998, the Company re-purchased 245,000 shares at an average cost per share of $5.93 giving a total cost of $1,451,737, fulfilling its previously announced intention to buy-back 750,000 of the Company's shares. On October 15, 1998, the Company's Board of Directors approved an additional buy-back of up to 2,000,000 shares, which will be based upon market conditions.

On September 8, 1998, the Company's Board of Directors declared a dividend distribution of Common Share Purchase Rights ("the Rights"), thereby creating a Shareholder Rights Plan (the "Plan"). The dividend being payable to the shareholders of record on September 25, 1998. Each Right entitles the shareholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the Distribution Date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding Common Shares, or the announcement of an intention to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding Common Shares by a similarly constituted party. The dividend has the effect of giving the stockholder a 50% discount on the share's current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than a 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Final Expiration of the Plan is September 25, 2008.

On September 8, 1998, the Company's Board of Directors also approved an amendment to the Company's By-laws to, among other things, increase the percentage of outstanding shares needed for shareholders to request a special meeting, the amendments being effective on September 8, 1999. As a result of this By-law amendment special meetings may be called, for any purpose, by the chief executive officer, the board of directors or by shareholder(s) holding 25% or more of the voting shares. The amendment further provides that meetings of the board may be called by the president giving at least 24 hours notice and also the fiscal year of the Corporation shall be determined by the Board of Directors. Section 2 of Article XII of the Corporation's By-laws is deleted in its entirety. The amendment also provides that notice of any meeting of the Board of Directors may be waived by any director before or after such meeting either orally or in writing.

During the nine-month period ended September 30, 1998 a total of 587,700 shares were issued through the exercise of stock options and warrants of the Company resulting in an increase to the additional paid-in-capital of the Company.

At September 30, 1998, there were 4,380,400 unexercised options and warrants of the Company's stock.

NOTE 4 - INCOME TAXES

Income taxes include both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $405,097 consists of the tax effects for contract termination costs and miscellaneous items. Certain exercises of options and warrants during the nine months period ended September 30, 1998, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $3,452,361. These reductions are "permanent differences" and do not affect the provisions for deferred or current income tax expense.

For the nine months ended September 30, 1998 and fiscal year ended December 31, 1997 an effective tax rate has been provided for at 39% and 40.5% respectively. The reduction in the effective rate was the result of certain state tax planning strategies employed by the Company during 1998.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):

                              Three Months Ended     Three Months Ended     Nine Months Ended       Nine Months Ended
                              September 30, 1998     September 30, 1997    September 30, 1998      September 30, 1997
                             Income Shares   EPS    Income Shares   EPS   Income  Shares  EPS     Income  Shares  EPS
                             ------------------------------------------------------------------------------------------


Basic EPS .................   $3.0   13.5   $0.22    $4.4   12.1   $0.36    $4.3   13.4   $0.32    $11.9   12.0   $1.00
           Dilutives:
           Options/Warrants    --     1.4             --     2.8             --     1.7              --     2.5
                              ----   ----   -----    ----   ----   -----    ----   ----   -----    -----   ----   -----

           Diluted EPS ....   $3.0   14.9   $0.20    $4.4   14.9   $0.29    $4.3   15.1   $0.28    $11.9   14.5   $0.82
                              ====   ====   =====    ====   ====   =====    ====   ====   =====    =====   ====   =====


NOTE 6 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage arrangements with entities whose major shareholders are also shareholders of The Quigley Corporation, or are related to major shareholders of the Company. Commissions expensed under such arrangements amounted to approximately $137,000 and $126,000 respectively, for the nine month periods ended September 30, 1998 and 1997. Management believes these transactions were under terms no less favorable to the Company than those arranged by other parties. Amounts payable under such agreements at September 30, 1998 and December 31, 1997 were approximately $8,000 and $58,000 respectively.

The Company is in the process of acquiring licenses in certain countries through affiliated entities. During 1998, fees have been paid to a related entity to obtain such licenses amounting to $25,000.

NOTE 7 - STATUS OF NUTRITIONAL FOODS CORPORATION LITIGATION

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty agreements with the founders and developers, licensors, and consultants for the Cold-Eeze(R) product. The gross royalty is 13% of sales collected before certain deductions and related tax benefits. Of this percentage a three percent royalty is payable to the patent holder whose agreement expires in 2002, a three percent royalty is payable to the developer of the product formulation together with a two percent consulting fee based on an agreement that expires in 2007. Additionally, a founder's commission totaling 5%, on gross receipts on sales of the Cold-Eeze(R) product less certain deductions, is paid to two of the officers whose agreements expire in 2005.

The Company has remaining contractual commitments for advertising amounting to approximately $6,400,000.

The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1.5 million dollars.

In September 1998, the Company increased to $10 million its revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory and renews in September 1999, with interest at prime or 275 basis points above the Euro-Dollar Rate. There were no borrowings under this line during the period ended September 30, 1998.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. The Company is subject to a variety of additional risk factors more fully described in the Company's annual report on Form 10-KSB filed with the Securities and Exchange Commission.

Overview
--------

The three and nine month periods ended September 1998 resulted in a comparative slow down in revenues over the same period in 1997. Revenues for these three and nine month periods of 1998 were $10,747,978 and $19,337,669 as compared to $14,698,350 and $40,964,092 for the comparative periods in 1997. The winter conditions throughout the United States during the 1998 cold season have been less severe than normal resulting in the reduced sell-through of Cold-Eeze(R) by our customers. Reflected in the first quarter of 1997, is the filling of approximately $12 million in backorders at December 31, 1996. The demand for the product is seasonal, with the fourth and first quarters representing the largest sales volume.

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

During the month of August 1998, the Company made the Cold-Eeze(R) cold remedy available in a sugarfree tablet form to benefit diabetics and other consumers concerned with their sugar intake.

The Company announced in August 1998, the addition of a new product relating to nutrition and weight management. The product is named Bodymate TM and is expected to be available to the general public early in 1999.


Results of Operations
---------------------

Three months ended September 30, 1998 compared to three months ended September 30, 1997

For the three months ended September 30, 1998, the Company reported revenues of $10,747,978 and net income of $3,014,056 as compared to revenue of $14,698,350 and net income of $4,368,025 for the comparable period ended September 30, 1997. The reduction in revenue is due to the mild winter conditions throughout the United States with the 1998 cold season being less severe than usual resulting in our customers carrying higher inventory levels than normal for this time of year.

Cost of Sales as a percentage of net sales for the three months ended September 30, 1998 was 29.5% compared to 29.4% for the comparable period ended September 30, 1997. The efficiencies and cost saving processes employed by the manufacturer in the first quarter of 1997 is continuing. However, offsetting this gain is the lesser margin being obtained from international sales together with a change in product configuration.

For the three months ended September 30, 1998, total operating expenses were $2,989,663 compared to $3,112,786 for the comparable period ended September 30, 1997. The operating expenses have remained high primarily due to a continuing advertising and promotion campaign commenced during the latter part of 1997 to establish Cold-Eeze(R) as a recognized brand name and to support and expand the sales base.

During the three months ended September 30, 1998, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $2,701,607 (90%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1997 accounted for $2,610,462 (84%) of total operating costs. As a percentage of sales, the 1998 third quarter operating expenses assume a higher percentage compared to the same period in 1997 due to the lower 1998 sales.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

For the nine months ended September 30, 1998, the Company reported revenues of $19,337,669 and net income of $4,282,224, as compared to revenue of $40,964,092 and net income of $11,915,195 for the comparable period ended September 30, 1997. The reduction in revenue is due to the mild winter conditions throughout the United States with the 1998 cold season being less severe than usual resulting in our customers carrying higher inventory levels than normal for this time of year. Also included in the 1997 figure is approximately $12 million in revenues that represented an order backlog existing at December 31, 1996.

Cost of Sales as a percentage of net sales for the nine months ended September 30, 1998 was 29.9% compared to 30.4% for the comparable period ended September 30, 1997. This reduction is a result of efficiencies and cost saving processes employed by the manufacturer which were not in place during the first quarter of 1997.

For the nine months ended September 30, 1998, total operating expenses, which include the mitigating effects from changes in accounting estimates, were $7,667,749 compared to $8,660,761 for the comparable period ended September 30, 1997. The 1998 operating expenses have remained high, despite reduced sales, primarily due to a continuing advertising and promotion campaign commenced during the latter part of 1997 to establish Cold-Eeze(R) as a recognized brand name and to support and expand the sales base. Offsetting these increased costs is the reduction in brokerage commissions which are a factor of sales activity.

During the nine months ended September 30, 1998, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $6,716,749 (88%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1997 accounted for $7,831,126 (90%) of total operating costs.

Liquidity and Capital Resources
-------------------------------

The total assets of the Company at September 30, 1998 and December 31, 1997 were $49,947,042 and $49,847,090 respectively. Working capital increased to $45,560,212 from $41,140,547 during the period. The significant movement within total assets represents the reduction in accounts receivable of $2,604,657, cash and cash equivalents increasing by $1,192,614, prepaid income taxes increasing by $642,810, prepaid expenses and other current assets increasing by $746,603 and inventory increasing by $144,995. From a working capital perspective, accounts payable, accrued royalties and sales commissions and other current liabilities were reduced over the period by $592,730, $2,734,861 and $940,330 respectively. Total cash balances at September 1998 were $26,690,973, as compared to $25,498,359 at December 31, 1997.

The management of the Company currently believes that the current liquidity and continuing revenues, along with related profits generated, for the remainder of 1998, should provide an internal source of capital to fund the Company's business operations. Additionally, in September 1998 the Company increased its revolving line of credit with Commerce Bank, N.A.to $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in September 1999, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the nine-month period ended September 30, 1998.

On January 8, 1998, the Company's Board of Directors authorized a plan to reacquire up to 250,000 of the Company's issued and outstanding common stock shares during the period ended December 31, 1998. On June 24, 1998 the Board of Directors approved an additional buy-back of up to 500,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased are based upon market conditions. As of September 30, 1998, 505,000 shares have been repurchased at an average cost per share of $9.22 giving a total cost of $4,656,559. From October 1 to October 16 the Company has re-purchased 245,000 shares at an average cost per share of $5.93 giving a total cost of $1,451,737, fulfilling its previously announced intention to buy-back 750,000 of the Company's shares. On October 15, 1998, the Company's Board of Directors approved an additional buy-back of up to 2,000,000 shares, which will be based upon market conditions.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company's
(a) short term or long term liquidity, (b) net sales or revenues or income from continuing operations. Any challenge to the Company's patent rights could have a material adverse effect on future liquidity of the Company. However, the Company is not aware of any condition that would make such an event probable.

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring that public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosure requirements are required within financial statements for fiscal years beginning after December 15, 1997. The Company had international sales in the second and third quarters of 1998, the resulting revenues are not considered material. During the remainder of 1998, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.

Capital Expenditures
--------------------

Since the Cold-Eeze(R) lozenge product is manufactured for the Company by an outside source, capital expenditures during 1998 are not anticipated to be material. The Company has reached an agreement in principle to purchase a building, including improvements, approximating 14,000 square feet that will be used as corporate offices as well as laboratory facilities, at a cost approximating $1.5 million dollars.

Year 2000 Compliant
-------------------

The Year 2000 issue relates to the way the computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain embedded hardware or software that may have a time element.

The Company began work on the Year 2000 compliance issue in the later part of 1996. The scope of the project includes: ensuring the compliance of all applications, operating systems and hardware on the Company's computer network; addressing issues to non-IT embedded software and equipment; and addressing the compliance of key business partners.

The project has four phases; assessment of the systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of affected systems and equipment; and certification that each is Year 2000 compliant. To certify that all IT systems (internally developed, purchased, or licensed) are Year 2000 compliant, each system is tested using a standard testing methodology which includes regression testing, millennium testing, millennium leap year testing and cross over year testing. Certification testing is performed on each system as soon as remediation is completed.

The most significant category of key business partners is financial institutions. Their critical functions include safeguarding and management of investment portfolios, processing of the Company's operating bank accounts, sales and distribution funds transfers. Other partner categories include suppliers of communication services, utilities, materials and supplies. Based on the importance of each relationship, the Company is defining a strategy to determine compliance.

The target for completion of all phases is the third quarter of 1999. The Company has completed the assessment and strategy phases for its computer PC applications, operating systems and hardware.

The majority of the Company's non-IT related systems and equipment are currently Year 2000 compliant, based primarily on verbal or written communication with vendors. Compilation of written documentation regarding compliance is underway and is scheduled to be completed by the third quarter of 1999. With respect to key business partners, the assessment and strategy phases are in the preliminary stages, with the Company in the process of compiling a compliance list. The Company has and continues to conduct surveys of all its software and hardware vendors, and testing is underway.

For business partners with whom the Company engages in electronic transfer of information, sample testing is and will be conducted until full compliance is achieved.

The Company has investments in publicly and privately placed securities and could in the future have loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue.

The Company has not had an independent review of its Year 2000 risk or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

Since the inception of the project, the Company has not incurred any material external cost with respect to the Year 2000 issue. Internal cost and current estimates based on actual experience to date, project a total expense for the project less than $130,000. The remaining internal cost is not expected to exceed beyond the cost of normal operating expenses. Current year costs are expensed as those costs are incurred. There has not been a material adverse impact on the Company's operations or financial condition as a result of IT projects caused by the Year 2000 project.

With respect to contingency plans for critical systems, the Company has long recognized that there is no viable alternative if these systems are non-compliant. Thus, the Company targeted completion of these systems by year end 1998, allowing for unanticipated delays. Certification of these systems as compliant remains on schedule. For non-IT systems and equipment and key business partners, the Company will continue to reassess the need for formal contingency plans, based on progress of the Year 2000 efforts by the Company and third parties.

Although the Company's critical systems are Year 2000 compliant, there is no guarantee that compliance by third parties whose systems and operation impact the Company will be completed by the end of 1999. A reasonably possible worst case scenario might include one or more of the Company's key business partners being non-compliant. Such an event could result in a material disruption of the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process receipts, broadcast commercial advertising, safeguard and manage its invested assets and operating cash accounts, accurately maintain customer information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.


Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

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

None


Item 5. Other Information
-------------------------

None


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

    Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

    a) Form 8-K was filed on September 21, 1998 covering the items in Note 3 to the Company's financial statements relating to the Shareholder Rights Plan.

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


Date: November 2, 1998