Form 10-K
period 1998-12-31
QUIGLEY CORP
filed 1999-03-19
CIK 868278

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Fiscal year ended December 31, 1998

                          Commission File No. 01-21617
                          ----------------------------

                            THE QUIGLEY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                      23-2577138
----------------------------------------------------------------------------
 (State or other jurisdiction of        (IRS Employer Identification Number)
  incorporation or organization)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

        Landmark Building, 10 South Clinton Street, Doylestown, PA 18901
----------------------------------------------------------------------------
        (Address of principle executive offices)               (Zip Code)

                                 (215) 345-0919
                                 --------------
              (Registrant's telephone number, including area code)

      Securities registered under Section 12(b) of the Exchange Act: None

                Securities registered under Section 12(g) of the
                 Exchange Act: COMMON STOCK ($.0005 Par Value)
                               COMMON SHARE PURCHASE RIGHTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Indicate by the check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

[ ]

As of March 15, 1999, the aggregate market value of the voting stock (all of one class $.0005 par value Common Stock) held by non-affiliates of the Registrant was $61,587,053 based upon the closing price of the Common Stock on that date as reported on the NASDAQ National Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares of each of the Registrant's classes of securities (all of one class of $.0005 par value Common Stock) outstanding on March 15, 1999:
12,016,986

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1. Information set forth in Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders

                  THE EXHIBIT INDEX IS LOCATED ON PAGES 17-18.

                               TABLE OF CONTENTS


Part I                                                                   Page
                                                                         ----

     Item      1.   Business                                             3-6

               2.   Properties                                             6

               3.   Legal Proceedings                                      6

               4.   Submission of Matters to a Vote by Security Holders    6

Part II

               5.   Market for the Registrant's Common Equity and
                    Related Stockholders Matters                         7-8

               6.   Selected Financial Data                                8

               7.   Management's Discussion and Analysis of Results
                    of Operations and Financial Condition               9-14

               8.   Financial Statements                                  15

               9.   Change in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                   16

Part III

              10.   Directors and Executive Officers of the Registrant    16

              11.   Executive Compensation                                16

              12.   Security Ownership of Certain Beneficial
                    Owners and Management                                 16

              13.   Certain Relationships and Related Transactions        16


Part IV

              14.   Exhibits, Financial Statement Schedules and
                    Reports on Form 8-K                                17-22

Forward-Looking Statements
--------------------------

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 1999.


                                     PART 1
                                     ------

ITEM 1.   DESCRIPTION OF BUSINESS
          -----------------------

Business Development
--------------------

The Quigley Corporation (hereinafter referred to as the "Company") is a Nevada corporation which was organized on August 24, 1989 and commenced business operations in October, 1989.

The Company's current primary business is the manufacture and distribution of the Cold-Eeze(R) and Bodymate(TM) products to the consumer through the over-the-counter market place. Cold-Eeze(R) is a zinc gluconate glycine lozenge proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze(R) is now an established product in the health care and cold remedy market. Bodymate(TM) is a dietary supplement and weight management program competing in the nutrition and weight management marketplace.

Description of Business Operations
----------------------------------

Since its inception, the Company has conducted research and development into various types of health-related food supplements and homeopathic cold remedies. Prior to the three months ended December 31, 1996, the Company had minimal revenues from operations and as a result suffered continuing losses due to research and development and operations expenses. However, the Company's product line has been developed, and during the year ended December 31, 1997, significant revenues materialized from its national marketing program and increased public awareness of its Cold-Eeze(R) lozenge product.

The Company's initial business was the marketing and distribution of a line of nutritious health supplements (hereinafter "Nutri-Bars"). Beginning in 1995, the Company minimized its marketing of the Nutri-Bars and focused its efforts on the development and marketing of the Company's patented Cold-Eeze(R) zinc gluconate glycine cold relief lozenge product.

Since June 1996, the Company has concentrated its business operations on the manufacturing, marketing and development of its proprietary Cold-Eeze(R) and Cold-Eezer Plus cold-remedy lozenge products and on development of various product extensions. The Company's lozenge products are based upon a proprietary zinc gluconate glycine formula, which in two double-blind clinical studies has shown to reduce the duration and severity of the common cold symptoms. The Quigley Corporation acquired worldwide manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996. By the end of 1998, Bodymate(TM), a new product line was launched to enter the nutrition and weight management program industry.

Products
--------

Cold-Eeze(R), a zinc gluconate glycine formulation (ZIGG(TM)), is sold in a lozenge, bubble gum and sugar free tablet form. In May 1992, the Company entered into an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation which was patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. This product is presently being marketed by the Company and also through independent brokers and marketers under the trade names Cold-Eeze(R), Cold-Eeze(R) Sugar Free, and Kids-Eeze(TM) Bubble Gum.

In 1996, the Company also acquired an exclusive license to a zinc gluconate use patent, thereby assuring the Company of exclusivity in the manufacturing and marketing of zinc gluconate glycine lozenge formulated cold relief products.

Under a Food and Drug Administration ("FDA") approved Investigational New Drug Application, filed by Dartmouth College, a randomized double-blind placebo-controlled study, conducted at Dartmouth College Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

On May 22, 1992, ZINC AND THE COMMON COLD, A CONTROLLED CLINICAL STUDY, was published in England, in the "Journal of International Medical Research", Volume 20, Number 3, Pages 234-246. According to this publication, (a) flavorings used in other Zinc lozenge products (citrate, tartrate, separate, orotate, picolinate, mannitol or sorbitol) render the Zinc inactive and unavailable to the patient's nasal passages, mouth and throat, where cold symptoms have to be treated, (b) this patented pleasant-tasting formulation delivers approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same sequence of symptoms as in the absence of treatment, but goes through the phases at an accelerated rate and with reduced symptom severity.

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

At the very end of 1998, the first product of the Bodymate(TM) line was launched in a test market to enter the nutrition and weight management program industry. The unique proprietary delivery system and naturalness of this product, with the main ingredients of Garcinia Cambogia and chromium, offers instant satisfaction and gratification to those attempting to loose weight. It is believed that the ingredients in this product may block an enzyme necessary for the formation of fats from carbohydrates, and affects the appetite to bring about a feeling of fullness.

Patents, Trademarks, Royalty and Commission Agreements
---------------------------------------------------------

The Company currently owns no patents. However, the Company has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc/gluconate/glycine lozenge formulation, which are patented as follows:


      United States:  No. 4 684 528 (August 4, 1987)
                      No. 4 758 439 (July 19, 1988)
             Sweden:  No. 0 183 840 (March 2, 1994)
             Canada:  No. 1 243 952 (November 1, 1988)
            Germany:  No. 3,587,766 (March 2, 1994)
      Great Britain:  No. 2 179 536 (December 21, 1988)
     France & Italy:  No. EP 0 183 840 B1 (March 2, 1994)
             Japan:   Pending.


In 1996, the Company also acquired exclusive license for a United States zinc gluconate use patent number RI 33,465 from the patent holder. This use patent gives the Company exclusive rights to both the use and formulation patents on zinc gluconate for reducing the duration and severity of the common cold symptoms.

The Cold-Eeze(R) product is manufactured for the Company by a contract manufacturer and marketed by the Company in accordance with the terms of a licensing agreement (between the Company and the developer). The contract is assignable by the Company with the developer's consent. Throughout the duration of the agreement the developer is to receive a three percent (3%) royalty on sales collected, less certain deductions. A separate consulting agreement between the parties referred to directly above was similarly entered into on May 4, 1992, whereby the developer is to receive a consulting fee of two percent (2%) on sales collected, less certain deductions, for consulting services to the Company with respect to such product.

Pursuant to the License Agreement entered into between the Company and the patent holder, the Company pays a royalty fee to the patent holder of three percent (3%) on sales collected, less certain deductions.

During 1997, the Company instituted a trademark for the major components of its lozenge, ZIGG(TM) (denoting zinc gluconate glycine), to set Cold-Eeze(R) apart from the imitations proliferating the marketplace.

An agreement between the Company and the founders was entered into on June 1, 1995. The founders, in consideration of the acquisition of the Cold-Eeze(R) cold therapy product, are to receive a total commission of five percent (5%), on sales collected, less certain deductions until the termination of said agreement on May 31, 2005.

Product Distribution and Customers
----------------------------------

The Company has several Broker, Distributor and Representative Agreements, both Nationally and Internationally, which are sales performance based. Additionally, prior to 1998, the Company has issued incentive common stock purchase options to its Brokers, Distributors and Representatives.

The Cold-Eeze(R) lozenge products are distributed through numerous independent and chain drug and discount stores throughout the United States, including the Walgreen Company, Bindley-Western Drug Company, Revco, American Drug Stores, CVS, Rite-Aid, Eckerd Drug Company, Phar-Mor Inc., Drug Emporium, K-Mart Corporation, and wholesale distributors including McKesson Drug Company, Bergen Brunswig Drug Company, US Health Distributors, and AmeriSource.

The Company is not dependent on any single customer as the broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume. These five represent 38% and 68% of sales revenue for the years ended December 31, 1998 and 1997, 76% for the three months ended December 31, 1996, and 62% for the year ended September 30, 1996.

Research and Development
------------------------

The Company's research and development costs for the years ended December 31, 1998, 1997, three months ended December 31, 1996, and year ended September 30, 1996 were $256,492, $79,784, $20,777 and $41,856, respectively. Future research and development expenditures to develop extensions of the Cold-Eeze(R) product, including potential unrelated new products in the consumer health care industry, are primarily supported by clinical studies, for efficacious long-term products that can be coupled with possible line extensions derivatives for a family of products.

Regulatory Matters
------------------

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. The Company's Cold-Eeze(R) product is a homeopathic remedy, which is subject to regulation by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of providing its products. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect including the Food, Drug and Cosmetics Act of 1938 and the Homeopathic Pharmacopoeia Regulatory Service. Management further believes that the cost of compliance with such laws, regulations and standards have not and will not have a material adverse effect on the Company's financial position, operations or cash flows in future years.

Competition
-----------

The Company competes with other suppliers of cold remedy, nutrition and weight management products. These suppliers range widely in size. Some of the Company's competitors have significantly greater financial, technical or marketing resources than the Company. Management believes that its Cold-Eeze(R) product, which has been clinically proven in two double-blind studies to reduce the severity and duration of the common cold symptoms, offers a significant advantage over many of its competitors in the over-the-counter cold remedy market. Bodymate(TM) at this time, has the same competition challenges to gain acceptance by the consumer. The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability and reliability, credit terms, name recognition, delivery time and post-sale service and support.

Employees
---------

At December 31, 1998 the Company had 16 full-time employees, of whom all were involved in an executive, marketing or administrative capacity. None of the Company's employees are covered by a collective bargaining agreement or is a member of a union.

Suppliers
---------

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar free tablet form. The lozenge form is manufactured by a third party manufacturer that produces exclusively for the Company. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company's operations with the exception of bubble gum, which cannot be duplicated. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the production of the products are available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

ITEM 2.   Description of Property
          -----------------------

The Company currently maintains its executive offices in Doylestown, Pennsylvania, where it occupies approximately 2,500 square feet of office space pursuant to a month to month lease agreement. In December 1998 the purchase of a building, approximating 14,000 square feet, was completed, which will be used as corporate offices as well as laboratory facilities, that with planned improvements will cost approximately $1.5 million dollars. The Company also occupies warehouse space, in Las Vegas, Nevada and in New Britain, Pennsylvania. The Nevada location has a three-year lease, occupying approximately 5,400 square feet, with the New Britain location having a month to month ongoing arrangement, occupying 2,600 square feet. The Company also stores its product in three additional warehouses in Pennsylvania with storage charges based upon the quantities of product being stored. The monthly aggregate lease payments are $4,796. The Company believes that its existing warehousing facilities are adequate.


ITEM 3.   Legal Proceedings
          -----------------

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


ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

None
                                      -6-

                                    PART II

ITEM 5.   Market for Company's Common Equity and Related Stockholder Matters
          ------------------------------------------------------------------

Market Information
------------------

The Company's Common Stock, $.0005 par value, is currently traded on the NASDAQ National Market under the trading symbol "QGLY."

By Quarter, Calendar 1998 & 1997
--------------------------------

                                  Common Stock
                                  ------------

                           1998                        1997
                 ----------- -----------      ----------- -----------
Quarter Ended        High        Low             High           Low
-------------        ----        ---             ----           ---

March 31           $16.438      $9.500          $18.500        $8.375

June 30            $13.250      $6.250          $11.250        $7.687

September 30        $9.750      $6.625          $20.125        $9.187

December 31         $7.750     $4.938           $23.000       $14.000


Prior to July 1997, trading transactions in the Company's securities had been limited to the over-the-counter market. The over-the-counter market quotes, dated before July 1997, indicated above, reflect inter-dealer prices, without retail mark-up or commissions, and may not necessarily represent actual transactions. Accordingly, an "established public trading market" for such securities existed for more than sixty business days before July 1997. All prices indicated herein relating to periods before July 1997, had been reported to the Registrant by broker-dealer(s) making a market in its securities. Bid and asked quotations at fixed prices had appeared regularly in the established quotation systems on at least one-half of such business days. From July 1997 to May 1998, the Company's securities were traded on the NASDAQ SmallCap Market. Since May 1998, the Company's securities are traded on the NASDAQ National Market and consequently stock prices are available daily as generated by the National Market established quotation system.

In January 1997, there was a two for one share split, benefiting each stockholder on record as of January 15, 1997.

Holders
-------

As of December 31, 1998, there were approximately 413 holders of record of the Company's Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company's securities for their respective clients. The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above.

Dividends
---------

No cash dividends were paid during 1998 and 1997. The Company has not paid or declared any dividends upon its Common Stock since its inception. Future dividends are dependent upon cash needs for international expansion.

Warrants and Options
--------------------

In addition to the Company's aforesaid outstanding Common Stock, there are, as of December 31, 1998, issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share indicated and which expire on the date indicated, as follows:

  Description        Number     Exercise Price       Expiration Date
  -----------        ------     --------------       ---------------

  CLASS "D"         740,000          $0.50            December 14, 2000
  CLASS "E"       1,175,000          $1.75            June 30, 2001
  CLASS "F"         325,000          $2.50            November 4, 2001
  CLASS "G"         945,000         $10.00            May 5, 2002
  Options/Warrants  614,900    $0.50-$1.75            December 1, 2000
                                                      to October 1, 2001
  Option Plan       550,500          $9.68            December 2, 2007



ITEM 6.   Selected Financial Data
          -----------------------

The Company changed its fiscal year-end from September 30 to December 31 on January 2, 1997. The following table sets forth the selected financial data of the Company for, and at the end of (i) the years ended September 30, 1994, 1995 and 1996, (ii) the three months ended December 31, 1996 and (iii) the years ended December 31, 1997 and 1998.

The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and the notes thereto appearing elsewhere herein.

                                                                          Three Months
(Amounts in thousands,                      Year ended     Year  ended       ended         Year ended     Year ended     Year ended
 except per share data)                     December 31,   December 31,   December 31,  September 30,  September 30,  September 30,
                                                1998           1997           1996           1996           1995           1994
                                            ------------   ------------   ------------   ------------   ------------   ------------
    .......................................
Statement of Income Data:
Net Sales .................................    $36,354        $70,173        $ 4,092        $ 1,050        $   502        $    77
Gross Profit ..............................     25,477         48,745          2,717            766            390             50
Net Income (loss) .........................      6,809         20,967          1,676           (694)          (153)           (74)

Basic earnings per
  common share ............................    $  0.51        $  1.72        $  0.15       ($  0.08)      ($  0.02)      ($  0.01)
Diluted earnings per
  common share ............................    $  0.46        $  1.43        $  0.12       ($  0.08)      ($  0.02)      ($  0.01)
Weighted average common shares outstanding:
  Basic ................................        13,335         12,181         11,087          8,131          6,723          5,850
  Diluted ..............................        14,944         14,634         13,611          8,131          6,723          5,850


                                                As of          As of          As of         As of          As of          As of
                                            December 31,   December 31,   December 31,  September 30,  September 30,  September 30,
                                                1998           1997           1996           1996           1995           1994
                                            ------------   ------------   ------------   ------------   ------------   ------------
Balance Sheet Data:
Working capital ...........................   $ 43,024        $41,141        $ 5,206        $   911        $   287       ($   60)
Total Assets ..............................     48,611         49,847          6,950          1,368            437            58
Stockholders' equity (deficit) ............     44,607         41,748          5,544          1,243            299           (69)



ITEM 7.   Management's Discussion and Analysis of Financial Condition And
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

Overview
--------

During 1998, the Company continued to apply its resources to the manufacture and marketing of the patented Cold-Eeze(R) cold relief lozenge. In the preceding year, Cold-Eeze(R) established itself as the dominant remedy available to counteract the effects of the common cold symptoms. The uniqueness of the product was established following the publication of a second double-blind study in July 1996, showing that Cold-Eeze(R) significantly reduced both the duration and severity of the common cold symptoms. Continued advertising and promotional activity during 1998 has increased the public awareness of the product, along with various independent television programs highlighting the product's desirability as a common cold remedy. The 1998 sales revenue was $36.4 million compared to $70.2 million for the same period in 1997 and $5.0 million for 1996. The main reasons for reduced sales in 1998 are an exceptionally mild cold season, higher than usual inventory levels at our customer level, new herbal cold treatments promulgated through national news media announcements, and the consumer awareness that the product is now widely available, which contributes to the reduced demand and ultimate sell-through of Cold-Eeze(R) at the consumer level. During the second half of 1998, the Company commenced selling the product internationally with sales to Canada, and the Peoples Republic of China. The demand for the product is seasonal, with the third and fourth quarters representing the largest sales volume.

In the last half of 1998, the Company launched Cold-Eeze(R) in a sugar free version of the product to benefit diabetics and other consumers concerned with their sugar intake. Late in the fourth quarter, the Company launched a bubble gum version of Cold-Eeze(R) and in a different therapeutic area, an all-natural nutrition and weight management program called Bodymate(TM).

The Company continues to use the resources of independent national and international brokers to represent the Company's Cold-Eeze(R) and Bodymate(TM) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Different manufacturing sources are used for the production of the Cold-Eeze(R) bubble gum and sugarfree products and the same manufacturer produces the Cold-Eeze(R) lozenge and Bodymate(TM) products. In addition, the lozenge and Bodymate(TM) manufacturer commenced manufacturing exclusively for the Company in 1997, thereby increasing their output and the availability of the product. At the end of 1996, as a result of unexpected demand and inadequate manufacturing availability, there was a significant order backlog, in contrast at the end of 1997 and 1998, when all orders were being fulfilled in a timely manner. All three manufacturing sites have the capacity to respond quickly to market requirements.

The change in manufacturing availability has allowed the Company to commence selling internationally in 1998. In February 1998, the Company reached an agreement with Merck KGaA, Darmstadt, Germany for exclusive distribution of Cold-Eeze(R) in the Canadian market. In December 1998, the Company reached an agreement with a Hong Kong based Chinese distribution company for the exclusive distribution of Cold-Eeze(R) in the Peoples Republic of China. This exclusivity is predicated on minimum sales levels being met each year, that in total must attain at least $52 million over the 7-year life of the agreement. Both agreements during 1998 have resulted in approximately $2 million in revenues. Ongoing, future revenues, costs, margins and profits will continue to be influenced by the Company's ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities in order to continue to compete on a national and international level.

Results of Operations
---------------------

Twelve months ended  December 1998 compared with same period 1997
-----------------------------------------------------------------

1998 produced revenues of $36,354,155 and net income of $6,809,526 compared to revenues of $70,172,563 and net income of $20,966,862 for the comparable period in 1997. The reasons for the slow down in sales in 1998 included mild weather conditions which are reflected in lower incidence of consumers' colds and new herbal cold treatments promulgated through national news media announcements. Additionally, due to greater output availability at the manufacturing site, product lead-time has reduced from six or more weeks in 1997 to two weeks in 1998 resulting in the customer being able to order product closer to their needs. Cold-Eeze(R) is now a formidable force in the market place as a unique remedy to reduce the severity and duration of the common cold symptoms.

Cost of Goods Sold, as a percentage of net sales, decreased by 0.6%, down to 29.9% in 1998 from 30.5% in 1997. The reduction in 1998 resulted from efficiencies implemented by the manufacturer in 1997 continued to be beneficial in 1998 and a change in accounting estimates. These gains were offset by a repackaging charge of approximately 0.5% of net sales, higher cost margins for different product configurations and international sales.

1998 operating expenses were $15,762,598 compared to $13,798,827 in the comparable period 1997. The increase over 1997 is primarily as a result of advertising and marketing spending to further establish and grow the product. During 1998, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $13,805,588 (88%) of the total of $15,762,598.

The total assets of the Company at December 31, 1998 and 1997 were $48,610,644 and $49,847,090 respectively. Working capital increased by $1,883,938 to $43,024,485 at December 31, 1998. The significant movements in these categories are, the slowdown in sales in 1998, the reduction in the components of current liabilities and changes in funds or paid-in-capital as a result of the sale or exercise of the Company's Common Stock, options and warrants. Additionally, during the course of 1998, the Company repurchased a quantity of the Company's Common Stock to treasury.

Twelve months ended December 1997 compared with same period 1996
----------------------------------------------------------------

For 1997, the Company reported revenues of $70,172,563 and net income of $20,966,862, as compared with revenues of $4,993,496 and net income of $986,392 for the comparable period ended December 31, 1996. This substantial increase in revenue is primarily attributable to the market acceptance of the Cold-Eeze(R) lozenge product. The year 1997 saw Cold-Eeze(R) become a formidable force in the marketplace as a unique remedy to reduce the severity and duration of the common cold symptoms. This resulted from the release of the results of The Cleveland Clinic Study in July 1996, a national marketing program that commenced in the fourth quarter of 1996 together with national exposure in the media, such as NBC's PrimeTime network national news program and "20/20" on ABC in January 1997. Sales in the transition quarter ended December 31, 1996 were $4,091,653, thereby commencing the current trend of Cold-Eeze(R) being a major player in the cold remedy market.

Cost of Goods Sold, as a percentage of net sales, decreased by 2.35%, down to 30.5% for 1997 from 32.85% for 1996. This decrease in cost of goods is primarily due to efficiencies resulting from the manufacturer utilizing improved equipment such as fully automated production lines. In addition, the higher volume of production brought economies of scale resulting in the lower purchase cost of raw materials and packaging, thereby, reducing the cost of the finished product. During 1997, operating expenses increased to $13,798,827 from $2,155,646 in the comparable period 1996. This was a result of increased costs associated with a national marketing and advertising program and other variable costs associated with bringing the sales volume to the level achieved.

During 1997, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising and legal costs accounted for approximately $12,562,060 (93%) of the $13,798,827 total operating costs incurred by the Company. Other operating costs for this period maintained their fixed attributes, in that they did not follow sales volume but maintained a relative constant dollar value for 1997. During 1996, these expenses amounted to $1,826,651 (85%) of the total of $2,155,646. For future periods, a normal profitable relationship should develop for all costs and operating expenses as they relate to sales.

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

Three months ended December 1996 compared with same period 1995
---------------------------------------------------------------

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

Twelve months ended September 1996 compared with same period 1995
-----------------------------------------------------------------

For 1996, the Company reported revenues of $1,049,561 and a net loss of ($694,269), as compared with revenues of $501,903 and a net loss of ($152,556) for the comparable period ended September 30, 1995. This substantial increase in revenue was primarily attributable to gradual market acceptance of the Cold-Eeze(R) lozenge products. The gradual market acceptance of the Cold-Eeze(R) product resulted from a national marketing program commenced in 1996 and the release of the results of The Cleveland Clinic Study in July 1996. Sales in 1995 were $501,903, most of which resulted following the Company's marketing shift from health food bars to cold-relief products.

Cost of Goods Sold, as a percentage of net sales, increased to 27.1% for 1996 from 22.3% for 1995. The slight increase was similarly caused by the Company's change in its product mix toward developing and marketing the Cold-Eeze(R) products instead of health food bars. During 1996, operating expenses similarly increased to $1,486,913 from $552,696 in 1995. This was primarily a result of increased costs associated with a national marketing program and the increased sales volume from the Cold-Eeze(R) product during 1996.

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

Material Commitments and Significant Agreements
-----------------------------------------------

As a result of all of the Company's products being manufactured by outside sources any capital expenditure expected to be incurred during 1999 is not anticipated to be material. The Company has agreements in place with these manufacturers, which insures a reliable source of product for the future. The facility producing the Cold-Eeze(R) lozenge and the Bodymate product manufactures exclusively for the Company.

The Company has agreements in place with independent brokers whose function it is to represent the Company, in a product sales and promotion capacity, throughout the United States and internationally. The brokers are remunerated through a commission structure, which is a percentage on sales collected, less certain deductions.

There are significant royalty and commission agreements between the Company, patent holders and the developer of the Company's cold-relief products. The Company has entered into royalty agreements with the patent holders that require payments of 6% on sales collected, less certain deductions, and with the founders who share a commission of 5% on sales collected, less certain deductions. Additionally, the developer of the Cold-Eeze(R) product formulation receives a consulting fee of 2% on sales collected, less certain deductions.

The agreements with the patent holder and the developer expire on March 5, 2002 and May 4, 2007, respectively and with the founders on May 31, 2005.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $43,024,485 and $41,140,547 at December 31, 1998 and 1997, respectively. The increase in working capital is due to the decrease in the components of current liabilities, strong cash collection procedures and proceeds received by the Company from the exercise of options and warrants. Total Cash balances at December 31, 1998 were $28,331,765 as compared to $25,498,359 at December 31, 1997.

The Company believes that its increased marketing efforts and increased national publicity concerning the Cold-Eeze(R) product, together with the Company's increased manufacturing availability, newly available products and further growth in international sales should provide an internal source of capital to fund the Company's business operations. In addition to anticipated earnings from operations, the Company may continue to raise capital through the issuance of equity securities to finance anticipated growth.

In October 1998 the Company's Board of Directors approved an additional buy back of up to 2,000,000 shares of the Company's Common Stock, which will be based on market conditions.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company's (a) short term or long term liquidity, (b) net sales, revenues or income from continuing operations. Any challenge to the Company's patent rights could have a material adverse effect on future liquidity of the Company, however, the Company is not aware of any condition that would make such an event probable.

Management believes that its present cash balances and future cash provided by operating activities will be sufficient to support current working capital requirements and planned expansion through 1999. However, in the event of the Company expanding significantly in the near future, the Company has an available line of credit. This was put in place in September 1997 and was increased to $10,000,000 in September 1998 to be used, if required, for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in one year, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the year ended December 31, 1998 or 1997.

New Accounting Standards
------------------------

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," requiring more detailed disclosure of specific areas of income and expenses. This new standard is effective for periods beginning after December 15, 1997. The effect of its adoption by the Company is insignificant.

In June 1997, the "FASB" issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. Additionally, it requires that such entities report certain information about their products and services, the geographic areas in which they operate, and their major customers. These additional disclosures are required within financial statements for fiscal years beginning after December 15, 1997. During 1998, the Company commenced international activities. Because minimum thresholds have not been reached, no additional disclosures are required.

Impact of Inflation
-------------------

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

The project has four phases: assessment of the systems and equipment affected by the Year 2000 issue; definition of strategies to address affected systems and equipment; remediation of affected systems and equipment; and certification that each is Year 2000 compliant. To certify that all IT systems (internally developed, purchased, or licensed) are Year 2000 compliant, each system is tested using a standard testing methodology which includes regression testing, millennium testing, millennium leap year testing and cross over year testing. Certification testing is performed on each system as soon as remediation is completed.

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

The Company has investments with financial institutions and could in the future have loans. The Company may be exposed to credit risk to the extent that related borrowers are materially adversely impacted by the Year 2000 issue.

The Company has not had an independent review of its Year 2000 risk or estimates. However, experts have been engaged to assist in developing estimates and to complete remediation work on specific portions of the project.

Since the inception of the project, the Company has not incurred any material external cost with respect to the Year 2000 issue. Internal cost and current estimates based on actual experience to date, project a total expense for the project of less than $50,000. To date, costs of $30,000 have been incurred. The remaining internal cost is not expected to exceed beyond the cost of normal operating expenses. Current year costs are expensed as those costs are incurred. There has not been a material adverse impact on the Company's operations or financial condition as a result of IT projects caused by the Year 2000 project.

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

ITEM 8    FINANCIAL STATEMENTS


INDEX TO FINANCIAL STATEMENTS                                         Page
                                                                      ----

Balance Sheets as of December 31, 1998, and 1997                       F-1

Statements of Income for the years ended December 31,
  1998, 1997, three months ended December 31, 1996 and
  year ended September 30, 1996                                        F-2

Statements of Stockholders' Equity for the years ended
  December 31, 1998, 1997, three months ended December 31,
  1996 and year ended September 30, 1996                            F-3 to F-4

Statements of Cash Flows for the years ended December 31,
  1998, 1997, three months ended December 31, 1996 and year
  ended September 30, 1996                                          F-5 to F-6

Notes to Financial Statements                                       F-7 to F-17

Responsibility for Financial Statements                                F-18

Report of Independent Accountants                                      F-19

Report of Independent Certified Public Accountant                      F-20

                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS


                         ASSETS                    December 31,     December 31,
                                                      1998             1997
                                                   ------------     ------------

CURRENT ASSETS:
  Cash and cash equivalents....................    $28,331,765      $25,498,359
  Accounts receivable (less doubtful                 7,575,366       10,851,573
    accounts of $182,079 and $96,598)..........
  Inventory....................................      6,522,612        7,726,757
  Prepaid income taxes.........................      2,565,321        3,548,057
  Prepaid expenses and other current assets....      1,635,099        1,023,628
  Deferred income taxes........................        397,489          591,245
                                                   ------------     ------------
    TOTAL CURRENT ASSETS.......................     47,027,652       49,239,619
                                                   ------------     ------------

PROPERTY, PLANT AND EQUIPMENT - net............      1,041,386          162,189
                                                   ------------     ------------

OTHER ASSETS:
  Patent rights-Less accumulated amortization..        285,224          372,986
  Other assets.................................        256,382           72,296

                                                   ------------     ------------
    TOTAL OTHER ASSETS.........................        541,606          445,282
                                                   ------------     ------------
TOTAL ASSETS...................................    $48,610,644      $49,847,090
                                                   ===========      ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable.............................       $758,033       $1,115,620
  Accrued royalties and sales commissions......      2,085,446        4,730,856
  Accrued advertising..........................        561,266          202,756
  Accrued freight..............................         37,082          468,577
  Other current liabilities....................        561,340        1,581,263
                                                   ------------     ------------
    TOTAL CURRENT LIABILITIES..................      4,003,167        8,099,072
                                                   ------------     ------------


COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized 1,000,000;  no shares issued....          -                 -

  Common stock, $.0005 par value; authorized
    50,000,000; Issued: 14,409,058 and
    13,791,358 shares..........................          7,205            6,896
 Additional paid-in capital....................     28,207,208       23,046,551
 Retained earnings.............................     26,649,455       19,839,929
 Less: Treasury stock, 1,665,022 and
    486,862, at cost...........................    (10,256,391)      (1,145,358)
                                                   ------------     ------------
    TOTAL STOCKHOLDERS' EQUITY.................     44,607,477       41,748,018
                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....    $48,610,644      $49,847,090
                                                  ===========       ============


                 See accompanying notes to financial statements
                                      F-1



                                       THE QUIGLEY CORPORATION
                                        STATEMENTS OF INCOME

                                                                    Three
                                  Year Ended       Year Ended   Months Ended     Year Ended
                                  December 31,    December 31,  December 31,     September 30,
                                      1998            1997          1996              1996
                                  -----------     -----------    -----------     -----------

NET SALES.....................    $36,354,155     $70,172,563    $ 4,091,653     $ 1,049,561
                                  -----------     -----------    -----------     ------------

COST OF SALES.................     10,877,594      21,427,888      1,374,327         283,967
                                  -----------     -----------    -----------     ------------

GROSS PROFIT..................     25,476,561      48,744,675      2,717,326         765,594
                                  -----------     -----------    -----------     ------------


OPERATING EXPENSES:
  Sales and marketing.........     10,476,030       7,741,428        585,202         647,782
  Administration..............      5,286,568       6,057,399        217,621         839,131
                                  -----------     -----------    -----------     ------------
TOTAL OPERATING EXPENSES......     15,762,598      13,798,827        802,823       1,486,913
                                  -----------     -----------    -----------     ------------

INCOME FROM OPERATIONS........      9,713,963      34,945,848      1,914,503        (721,319)

INTEREST INCOME...............      1,449,194         292,575           -               -
                                  -----------     -----------    -----------     ------------

INCOME BEFORE TAXES...........     11,163,157      35,238,423      1,914,503        (721,319)
                                  -----------     -----------    -----------     ------------

INCOME TAXES..................      4,353,631      14,271,561        238,189         (27,050)
                                  -----------     -----------    -----------     ------------

NET INCOME....................     $6,809,526     $20,966,862     $1,676,314       ($694,269)
                                  ===========     ===========    ===========     ============

Earnings  per common share:

    Basic                               $0.51           $1.72          $0.15          ($0.08)
                                  ===========     ===========    ===========     ============

    Diluted                             $0.46           $1.43          $0.12          ($0.08)
                                  ===========     ===========    ===========     ============


Weighted average common
    shares outstanding:

    Basic                          13,334,684      12,181,020     11,087,279       8,131,178
                                  ===========     ===========    ===========     ===========

    Diluted                        14,944,172      14,633,999     13,611,295       8,131,178
                                  ===========     ===========    ===========     ===========







                 See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                  Common                 Additional                                Stockholders
                                  Stock        Issued      Paid-in-     Treasury     Retained      Subscription
                                  Shares       Amount       Capital      Stock       Earnings       Receivable        Total
                                                                                     (Deficit)
                                 -------------------------------------------------------------------------------------------
Balance October 1, 1995          6,722,828    $ 3,361    $2,466,632                 ($2,108,978)    ($ 61,875)     $ 299,140

Conversion of options               84,000         42        44,058                                                   44,100

Shares issued to officers        1,060,000        530       313,220                                                  313,750

Shares issued  for services        674,386        337       790,499                                                  790,836

Proceeds from warrants
  exercised                          4,140          2         2,068                                                    2,070

Partial receipt of receivable                                                                           9,145          9,145

Proceeds from stock, options,
& warrants exercised                994,174        497       512,779                                                 513,276

Issue of notes                                                                                        (35,000)       (35,000)

Net loss year ended
   September 30,  1996                                                                 (694,269)                    (694,269)
                                ---------------------------------------------------------------------------------------------
Balance September 30, 1996        9,539,528      4,769     4,129,256                 (2,803,247)      (87,730)     1,243,048
                                ---------------------------------------------------------------------------------------------

Shares issued  for services         140,000         70       217,745                                                 217,815

Proceeds from common
   stock issued                      54,664         27        40,973                                                  41,000

Shares issued for
   subscription receivable                                                                           (258,126)      (258,126)

Proceeds from options  &
   warrants exercised              2,365,000     1,183     1,590,416                                               1,591,599

Tax benefits from options,
          warrants, & stock                                1,031,854                                               1,031,854

Net income period ended
   December 31, 1996                                                                  1,676,314                    1,676,314
                                ---------------------------------------------------------------------------------------------
Balance December 31, 1996         12,099,192     6,049     7,010,244                 (1,126,933)     (345,856)     5,543,504
                                ---------------------------------------------------------------------------------------------

Shares issued for services            21,054        11       212,894                                                 212,905

Subscription sales                    17,884         8        75,998                                                  76,006

Shares for subscription
   receivable                                                                                         345,856        345,856

Warrants issued for contract
   termination costs                                         609,000                                                 609,000

Treasury stock                      (486,862)              1,145,358   ($1,145,358)
                                                                                                                       -

Tax benefits from options,
   warrants & common stock                                11,148,083                                              11,148,083

Exercise of options and
   warrants issued for
   services                                                  438,501                                                 438,501

Proceeds from options and
   warrants exercised              1,653,228       828     2,406,473                                               2,407,301

Net income year ended
   December 31, 1997                                                                  20,966,862                  20,966,862

                                ---------------------------------------------------------------------------------------------
Balance December 31, 1997         13,304,496     6,896    23,046,551    (1,145,358)   19,839,929            -     41,748,018
                                ---------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements
                                      F-3


                            THE QUIGLEY CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

                                  Common                 Additional                                Stockholders
                                  Stock        Issued      Paid-in-     Treasury     Retained      Subscription
                                  Shares       Amount       Capital      Stock       Earnings       Receivable        Total
                                                                                     (Deficit)
                               ---------------------------------------------------------------------------------------------


Treasury stock                  (1,178,160)                           (9,111,033)                                 (9,111,033)

Tax benefits from options,
   warrants & common  stock                               3,512,205                                                3,512,205

Exercise of options and
   warrants issued for
   services                                                 981,785                                                  981,785

Proceeds from options and
   warrants exercised              617,700        309       666,667                                                  666,976

Net income year ended
   December 31, 1998                                                                  6,809,526                    6,809,526
                              -----------------------------------------------------------------------------------------------
Balance December 31, 1998       12,744,036    $7,205   $28,207,208  ($10,256,391)   $26,649,455         -        $44,607,477
                              ===============================================================================================












                 See accompanying notes to financial statements



                                             THE QUIGLEY CORPORATION
                                             STATEMENTS OF CASH FLOWS

                                                                                       Three Months
                                                         Year Ended     Year Ended         Ended       Year Ended
                                                        December 31,   December 31,    December 31,  September 30,
                                                            1998           1997            1996           1996
                                                        -----------    -----------     -----------   ------------

OPERATING ACTIVITIES:
   Net income (loss) ................................   $ 6,809,526    $20,966,862     $ 1,676,314    $ (694,269)
                                                        -----------    -----------     -----------    -----------
   Adjustments to reconcile net income (loss) to
       net cash provided  by operations:
         Depreciation and amortization ..............       206,640        133,323          18,807        17,461
         Expenditures paid with common stock ........       981,785      1,131,025         142,814       894,586
         Deferred income taxes ......................       193,756       (171,617)       (363,107)      (27,050)
         (Increase) decrease in assets:
              Accounts receivable ...................     3,276,207     (8,650,749)     (1,593,746)     (471,095)
              Inventory .............................     1,204,145     (7,426,025)       (242,393)       24,098
              Prepaid expenses and current assets ...      (621,471)    (1,001,045)       (544,609)      (11,633)
              Prepaid income tax ....................       982,736     (3,117,499)       (430,558)          -
         Increase (decrease) in liabilities:
              Accounts payable ......................      (357,587)       983,823          68,658         8,576
              Accrued royalties and sales commissions    (2,645,410)     4,100,211         630,645           -
              Accrued advertising ...................       358,510        202,756             -             -
              Accrued freight .......................      (431,495)       464,107           4,470           -
              Other current liabilities .............    (1,009,923)     1,379,883         618,767           -
                                                        -----------    -----------      -----------    ----------
                   Total adjustments ................     2,137,893    (11,971,807)     (1,690,252)      434,943
                                                        -----------    -----------      -----------    ----------

NET CASH PROVIDED BY OPERATING
  ACTIVITIES ........................................     8,947,419      8,995,055         (13,938)     (259,326)
                                                        -----------    -----------      -----------    ----------

CASH FLOWS USED IN INVESTING
  ACTIVITIES:
   Capital expenditures .............................      (998,075)      (121,008)         (6,212)      (42,757)
   Other assets .....................................      (184,086)       (68,907)            (11)

                                                        ------------   ------------     -----------    ----------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES ........................................    (1,182,161)      (189,915)         (6,223)      (42,757)
                                                        -----------    -----------      -----------    ----------

CASH FLOWS FROM FINANCING
  ACTIVITIES:
   Tax benefits from stock options, warrants & stock      3,512,205     11,148,083       1,031,854          -
   Proceeds from exercises of options and warrants ..       666,976      2,407,301       1,591,600       515,346
   Proceeds from common stock issued                           -            76,006          41,000          -
   Due from attorney's escrow account ...............          -           260,000        (260,000)        9,000
   Change in stock subscription receivable ..........          -           345,856        (298,467)       15,145
   Repurchase of Common Stock .......................    (9,111,033)          -               -             -
                                                         -----------    -----------     -----------    ----------

   NET CASH FLOWS FROM FINANCING
     ACTIVITIES .....................................    (4,931,852)    14,237,246       2,105,987       539,491
                                                         -----------    -----------     -----------    ----------
   NET INCREASE IN CASH .............................     2,833,406     23,042,386       2,085,826       237,408

CASH & CASH EQUIVALENTS,
   BEGINNING OF PERIOD ..............................    25,498,359      2,455,973         370,147       132,739
                                                         -----------    -----------     ----------     ----------

CASH & CASH EQUIVALENTS,
   END OF PERIOD ....................................  $ 28,331,765    $25,498,359     $ 2,455,973     $ 370,147
                                                        ===========    ===========     ===========     ==========



                 See accompanying notes to financial statements

                                            THE QUIGLEY CORPORATION
                                            STATEMENTS OF CASH FLOWS (continued)


    Supplemental disclosure of cash flow information


                                                                                       Three Months
                                                         Year Ended     Year Ended         Ended       Year Ended
                                                        December 31,   December 31,    December 31,  September 30,
                                                            1998           1997            1996           1996
                                                              $              $               $              $
                                                        -----------    -----------     -----------   ------------
    .................................................

 Income taxes paid                                          283,669      6,650,000            -             -
 ----------------------------------------------------------------------------------------------------------------

 Non cash investing and financing:
 Conversion of put option into equity                          -              -               -          (44,100)
 Capital expenditures                                          -           (7,905)            -             -
 Patent rights                                                 -         (205,000)         (75,000)     (210,000)
 Common stock issued for services performed                    -        1,358,263           75,000       254,100
 Treasury stock cost                                           -       (1,145,358)            -             -
















                 See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Quigley Corporation (the "Company") was organized under the laws of the State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products. The products are fully developed and are being offered to the general public. For the most recent fiscal periods, the Company has concentrated its efforts in the promotion of a product known as "Cold-Eeze(R)" in the United States. This product serves the cold remedy market. The demand for the product is seasonal, with the third and fourth quarters representing the largest sales volume. In December 1998 the Company launched a nutrition and weight management program called Bodymate(TM).

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

Inventories

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are primarily comprised of finished goods only.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The annual provision for depreciation has been computed principally in accordance with the following ranges of estimated asset lives: building and building improvements - twenty years; machinery and equipment - five to seven years; computer software - three years; vehicles - five years; and furniture & fixtures - seven years.

Patent Rights

Patent rights are amortized on a straight-line basis over the period of the related licensing agreements, approximating 67 months. Amortization costs incurred for the year ended December 31, 1998, year ended December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996, were $87,762, $100,000, $13,881 and $3,134 respectively. Accumulated amortization at December 31, 1998, December 31, 1997, December 31, 1996 and September 30, 1996 is $204,777, $117,015, $17,015 and $3,134 respectively.

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

Trade accounts receivable, potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company's broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 38% for the year ended December 31, 1998, 68% for the year ended December 31, 1997, 76% for the three months ended December 31, 1996, and 62% for the year ended September 30, 1996.

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar free tablet form. The lozenge form is manufactured by a third party manufacturer that produces exclusively for the Company. Substantially all of the Company's revenues are currently generated from the sale of the Cold-Eeze(R) lozenge product. The other forms are manufactured by third parties that produce a variety of other products for other customers. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Long-lived assets

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized in the income statement.

Revenue Recognition

Sales are recognized at the time a shipment is received by the customer.

Royalties

The Company includes royalties and founders commissions incurred as cost of products sold.

Advertising

Advertising costs are generally expensed within the period to which they relate. Advertising cost incurred for the year ended December 31, 1998, December 31, 1997, three months ended December 31, 1996 and year ended
September  30, 1996,  were  $9,221,225,  $3,050,210,  $124,371,  and  $121,385, respectively. Included in prepaid expenses and other current assets was $998,370 and $558,740 at December 31, 1998 and 1997, respectively, relating to prepaid advertising and promotion expenses

Research and Development

Research and development costs are charged to operations in the year incurred. Expenditures for the year ended December 31, 1998, December 31, 1997, three months ended December 31, 1996, and year ended September 30, 1996 were $256,492, $79,784, $20,777 and $41,856, respectively.

Reclassifications

Certain prior period amounts have been reclassified to conform with 1998 presentation.

Income Taxes

The Company utilizes an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.

Recently Issued Accounting Standards

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," requiring more detailed disclosure of specific areas of income and expenses. This new standard is effective for periods beginning after December 15, 1997. The effect of its adoption by the Company is insignificant.

In June 1997, the "FASB" issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requiring public companies report certain information about operating segments within their financial statements. These additional disclosures are required within financial statements for fiscal years beginning after December 15, 1997. During 1998, the Company commenced international activities. Because minimum thresholds have not been reached, no additional disclosures are required.

NOTE 2 - CHANGES IN ACCOUNTING ESTIMATES

During 1998, the company made certain changes in accounting estimates totaling $1,243,677, after tax, as a result of new information becoming available. Included in this amount was a provision for contingencies, which is no longer necessary, and reductions in operating expenses that are not expected to materialize.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:      December 31, 1998      December 31, 1997
                                       -----------------      -----------------

   Land                                     $152,203                    -
   Construction in Progress                  558,077                    -
   Machinery & equipment                     238,129                $155,430
   Computer software                          42,442                  36,264
   Vehicles                                  207,165                  22,089
   Furniture & fixtures                       16,686                  14,991
                                      -----------------     -------------------
                                           1,214,702                 228,774
   Less: Accumulated  depreciation           173,316                  66,585
                                      -----------------     -------------------
   Property, Plant and Equipment, net     $1,041,386                $162,189
                                      =================     ===================

Depreciation expense for the year ended December 31, 1998, December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996, were $118,878, $33,323, $4,926 and $14,327 respectively.

NOTE 4 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

During 1996, the Company entered into a licensing agreement resulting in the utilization of the zinc gluconate patent. In return for the acquisition of this license, the Company issued a total of 240,000 shares of common stock to the patent holder and attorneys during 1996 and 1997. The related intangible asset, approximating $490,000, has been valued at the fair value of these shares at the date of the grant. This asset value is being amortized over the remaining life of the patent which expires in March 2002. The Company is required to pay a 3% royalty of sales collected, less certain deductions, to the patent holder throughout the term of this agreement, which also expires in 2002.

The Company also maintains a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation. In return for exclusive distribution rights, the Company must pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, expiring in 2007. Additionally, a founder's commission totaling 5%, on sales collected, less certain deductions is paid to two of the officers whose agreements expire in 2005.

All of the aforementioned individuals receiving royalties and commissions are also stockholders of the Company. These expenses for the respective periods relating to such agreements amounted to $3,784,340, $8,870,828, $592,003 for the year ended December 31, 1998, December 31, 1997 and the three months ended December 31, 1996, respectively, and no amounts were paid for the year ended September 30, 1996. Amounts accrued for these expenses at December 31, 1998, December 31, 1997 and 1996 were $1,592,917, $3,388,920 and $485,844 respectively.

NOTE 5- SHORT TERM BORROWINGS

In September 1997, the Company obtained a $5,000,000 revolving line of credit facility for general corporate purposes. This line was increased to $10,000,000 in September 1998. This facility is collateralized by accounts receivable and inventory, renews in one year, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the years ended December 31, 1998 or 1997.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:


                                                  Three Months
                   Year Ended      Year Ended        Ended        Year Ended
                  December 31,    December 31,    December 31,    September 30,
                      1998            1997            1996            1996
                  ------------    -----------     ------------    ------------

Current:
     Federal       $3,537,579     $12,161,445        $454,580           -
     State            622,296       2,281,733         146,716           -
                   ----------     -----------     -----------     -----------
                    4,159,875      14,443,178         601,296           -
                   ----------     -----------     -----------     -----------

Deferred:
     Federal          163,147        (180,601)       (260,718)      ($27,050)
     State             30,609           8,984        (102,389)          -
                   ----------     -----------     -----------     -----------
                      193,756        (171,617)       (363,107)       (27,050)
                   ----------     -----------     -----------     -----------
        Total      $4,353,631     $14,271,561        $238,189       ($27,050)
                   ==========     ===========     ===========     ===========

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

                                                   Three Months
                   Year Ended      Year Ended          Ended         Year Ended
                   December 31,    December 31,    December 31,    September 30,
                      1998            1997              1996            1996
                   ------------    -----------     ------------    ------------

Statutory rate       $3,907,105     $12,333,448        $650,931       ($108,198)
State taxes net of
   federal benefit      446,526       1,937,029         125,094            -
Net operating loss
   carry-forward           -               -           (594,357)        (56,521)
Other                      -              1,084            -             (1,339)
Valuation allowance        -               -             56,521         168,479
Cumulative effect
   adjustment              -               -               -            (29,471)
                     ----------     -----------        ---------       ---------
     Total           $4,353,631     $14,271,561        $238,189        ($27,050)
                     ==========     ===========        =========      ==========

The tax effects of the primary "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets are as follows:

Net operating loss
   carry-forward           -                -          $419,628         $56,521
Contract termination
   costs               $378,554       $234,000             -               -
Other                    18,935        357,245             -               -
                     ----------     -----------        ---------       ---------
     Total             $397,489       $591,245         $419,628         $56,521
                     ==========     ==========         =========       =========

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during the period, resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling $3,512,205 for the year ended December 31, 1998, $11,148,083 for the year ended December 31, 1997 and $1,031,854 for the three months ended December 31, 1996.

NOTE 7 - EARNINGS PER SHARE

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amount):


                          Year Ended            Year Ended              Three Months Ended            Year Ended
                     December 31, 1998      December 31, 1997           December 31, 1996         September 30, 1996
                 ------------------------ ------------------------- ------------------------  --------------------------

                  Income   Shares    EPS    Income   Shares   EPS    Income   Shares    EPS     Loss    Shares     EPS
                 -------- -------- ------ --------- ------- ------- -------- -------- ------- -------- -------- --------
Basic EPS          $6.8     13.3    $0.51    $21.0    12.2   $1.72    $1.7     11.1    $0.15   ($0.7)     8.1    ($0.08)

Dilutives:
Options and
Warrants            --       1.6              --       2.4             --       2.5              --       --
                 -------- -------- ------- -------- ------- ------- -------- -------- ------- -------- -------- --------

Diluted EPS        $6.8     14.9    $0.46    $21.0    14.6   $1.43    $1.7     13.6    $0.12   ($0.7)     8.1    ($0.08)
                 ======== ======== ======= ======== ======= ======= ======== ======== ======= ======== ======== ========


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

NOTE 8 - STOCK-BASED COMPENSATION

Stock options for purchase of the company's common stock have been granted to both employees and non-employees since the date of the Company's public inception. Options are exercisable during a period determined by the Company, but in no event later than five years from the date granted.

On December 2, 1997, the Company's Board of Directors approved a new Stock Option Plan ("Plan") which would provide for the granting of up to one million five hundred thousand shares to employees. Under this Plan, the Company may grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company. Shareholders approved the Plan in 1998 and 550,500 options were granted under this Plan during the year ended December 31, 1998.

The Company applies Accounting Principles Board Opinion 25 ("APB 25") in accounting for its grants of options to both employees and non-employees. Under the intrinsic value method prescribed by APB 25, no compensation expense relating to grants to employees has been recorded by the Company in periods reported. Had compensation expense for awards made during the years ended December 31, 1998, December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996 been determined under the fair value method of SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                Three Months
                                Year Ended       Year Ended        Ended       Year Ended
                                December 31,     December 31,   December 31,  September 30,
                                    1998             1997           1996           1996
                                ------------     -----------    -----------   ------------
 Pro forma net income             $5,339,691     $20,194,062     $1,501,314   ($1,243,769)

 Pro forma earnings per share:
      Basic                         $0.40            $1.66         $0.14        ($0.15)
      Diluted                       $0.36            $1.38         $0.11        ($0.15)

Expense relating to options granted to non-employees has been appropriately recorded in the periods presented based on either fair values agreed upon with the grantees or fair values as determined by the Black-Scholes pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes pricing model to determine the fair value of stock options granted during the periods presented using the following assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility of 29%; expected dividend yield of 2.5%; and risk-free interest rate of 5.71% for the year ended December 31, 1998, 6.56% for the year ended December 31, 1997, a range of 6.03-6.39% for the three months ended December 31, 1996 and a range of 5.55-6.49% for the year ended September 30, 1996 based on the expected life of the option. The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative of the impact on future years' reported net income as SFAS 123 does not apply to stock options granted prior to the beginning of fiscal year 1996 and additional stock options awards are anticipated in future years. All options were immediately vested upon grant.

A summary of the status of the Company's stock options and warrants granted to both employees and non-employees as of December 31, 1998, 1997, 1996 and September 30, 1996 and changes during the periods then ended is presented below:


Year Ended December 31, 1998:
                                                 Employees                Non-Employees                   Total
                                       --------------------------     ----------------------       ---------------------

                                                         Weighted                   Weighted                    Weighted
                                                         Average                    Average                     Average
                                           Shares        Exercise     Shares        Exercise       Shares       Exercise
                                           (,000)        Price        (,000)        Price          (,000)        Price
                                       ---------------------------------------------------------------------------------

 Options/warrants
 outstanding
    at  beginning of period                2,030          $2.86        2,388         $3.61         4,418          $3.27
 Additions (deductions):
   Granted                                   530           9.68           20          9.68           550           9.68
   Exercised                                                             618          1.08           618           1.08
   Expired
                                       ---------------------------------------------------------------------------------
 Options/warrants outstanding
    at end of period                       2,560         $4.27        1,790         $4.55         4,350         $4.39
                                       =================================================================================
 Options/warrants exercisable
    at end of period                       2,560                      1,790                       4,350
                                       =================================================================================

 Weighted average fair value
 of Grants                                 $2.67                      $2.67                       $2.67

 Price range of  options/warrants
    exercised                                                     $.50 - $1.75                $.50 - $1.75
 Price range of options/warrants
    outstanding                        $.50-$10.00                $.50-$10.00                 $.50-$10.00
 Price range of options/warrants
    exercisable                        $.50-$10.00                $.50-$10.00                 $.50-$10.00


 Year Ended December 31, 1997:
                                                 Employees                Non-Employees                   Total
                                       --------------------------     ----------------------       ---------------------

                                                         Weighted                   Weighted                    Weighted
                                                         Average                    Average                     Average
                                           Shares        Exercise     Shares        Exercise       Shares       Exercise
                                           (,000)        Price        (,000)        Price          (,000)        Price
                                       ---------------------------------------------------------------------------------

 Options/warrants
 outstanding
    at  beginning of period                1,820          $1.39        3,240         $1.36         5,060         $1.37
 Additions (deductions):
   Granted                                   345          10.00          675          9.82         1,020         10.00
   Exercised                                 135           1.33        1,527          1.55         1,662          1.53
   Expired
                                       ---------------------------------------------------------------------------------
 Options/warrants Outstanding
    at end of period                       2,030          $2.86        2,388         $3.61         4,418         $3.27
                                       ---------------------------------------------------------------------------------
 Options/warrants exercisable
    at end of period                       2,030                       2,388                       4,418
                                       =================================================================================

 Weighted average fair value
 of grants                                  $2.24                      $2.24                       $2.24
 Price range of options/warrants
    exercised                          $.50 - $2.50               $.50-$10.00                 $.50-$10.00
 Price range of options/warrants
    outstanding                        $.50-$10.00                $.50-$10.00                 $.50-$10.00
 Price range of options/warrants
    exercisable                        $.50-$10.00                $.50-$10.00                 $.50-$10.00


 Three months ended December 31, 1996:
                                                 Employees                Non-Employees                   Total
                                       --------------------------     ----------------------       ---------------------

                                                         Weighted                   Weighted                    Weighted
                                                         Average                    Average                     Average
                                           Shares        Exercise     Shares        Exercise       Shares       Exercise
                                           (,000)        Price        (,000)        Price          (,000)        Price
                                       ---------------------------------------------------------------------------------

 Options/warrants outstanding at
   beginning of period                     1,570          $1.22        4,355          $.76         5,925          $.88
 Additions (deductions):
   Granted                                   250           2.50        1,250          1.81         1,500          1.68
   Exercised                                                           2,365           .50         2,365           .50
   Expired
                                       ---------------------------------------------------------------------------------
 Options/warrants outstanding at
    end of period                          1,820          $1.39        3,240         $1.36         5,060         $1.37
                                       ---------------------------------------------------------------------------------
 Options/warrants exercisable at
    end of period                          1,820                       3,240                       5,060
                                       =================================================================================



 Weighted average fair value of grants      $.70                        $.52                        $.56
 Price range of options /warrants
    exercised                                                         $.50-$2.50                  $.50-$2.50
 Price range of options /warrants
    outstanding                            $.50-$2.50                 $.50-$2.50                  $.50-$2.50
 Price range of options/warrants
    exercisable                            $.50-$2.50                 $.50-$2.50                  $.50-$2.50

 Year ended September 30, 1996:
                                                 Employees                Non-Employees                   Total
                                       --------------------------     ----------------------       ---------------------

                                                         Weighted                   Weighted                    Weighted
                                                         Average                    Average                     Average
                                           Shares        Exercise     Shares        Exercise       Shares       Exercise
                                           (,000)        Price        (,000)        Price          (,000)        Price
                                       ---------------------------------------------------------------------------------
 Options/warrants outstanding at
    beginning of period                    1,570           $.08        6,525          $.08         8,095        $.08
 Additions (deductions):
   Granted                                 1,570           1.22        1,730          1.38         3,300        1.05
   Exercised                                                             851           .47           851         .47
   Expired                                 1,570            .08        3,049           .08         4,619         .08
                                       ---------------------------------------------------------------------------------
 Options/warrants outstanding at
    end of period                          1,570          $1.22        4,355          $.76         5,925        $.88
                                       ---------------------------------------------------------------------------------
 Options/warrants exercisable at
    end of period                          1,570                       4,355                       5,925
                                       =================================================================================

 Weighted average fair value of grants      $.35                        $.39                        $.37
 Price range of options/warrants
   exercised                                                          $.08 - $.50                 $.08 - $.50
 Price range of options/warrants
   outstanding                             $.50-$1.75                 $.50-$1.75                  $.50-$1.75
 Price range of options/warrants
   exercisable                             $.50-$1.75                 $.50-$1.75                  $.50-$1.75



The following table summarizes information about stock options outstanding and stock options exercisable as granted to both employees and non-employees at December 31, 1998, December 31, 1997, December 31, 1996 and September 30, 1996, respectively:

                                               December 31,       December 31,       December 31,       September 30,
                                                   1998               1997               1996                1996
 --------------------------------------------------------------------------------------------------------------------
 Employees:
 Range of exercise prices                    $.50 - $10.00        $.50- $10.00      $.50 - $2.50        $.50 - $1.75
 Share (thousands)                                 2,560              2,030             1,820                1,570
 Weighted average remaining in
    contractual life                                4.0                3.5                4.3                4.5
 Weighted average exercise price                   $4.27              $2.86             $1.39               $1.22

 Non-Employees:

 Range of exercise prices                     $.50 - $10.00      $.50 - $10.00       $.50 - $2.50       $.50 - $1.75
 Share (thousands)                                 1,790              2,388              3,240              4,355
 Weighted average remaining in
    contractual life                                3.0                3.7                4.4                4.2
 Weighted average exercise price                   $4.55              $3.61              $1.36                $.76

   Totals:

 Range of exercise prices                     $.50 - $10.00        $.50 - $10.00      $.50 - $2.50       $.50 - $1.75
 Share (thousands)                                 4,350              4,418              5,060              5,925
 Weighted average remaining in
    contractual life                               3.6                 3.6                4.4                4.3
 Weighted average exercise price                   $4.39              $3.27              $1.37                $.88


Options outstanding as of December 31, 1998, December 31, 1997, December 31, 1996 and September 30, 1996 expire from December 14, 2000 through May 5, 2002, depending upon the date of grant.

NOTE 9 - STOCKHOLDERS' EQUITY

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

On October 16, 1998, the Company's Board of Directors authorized a plan to reacquire up to 2,000,000 of the Company's issued and outstanding common shares. The schedule and amount of shares re-purchased will be based upon market conditions. As of February 18, 1999, an additional 503,835 shares have been repurchased at a cost of $2,799,098 since December 31, 1998.

NOTE 10 - SERVICE CONTRACTS AND RELATED TERMINATION COSTS

In October 1996, the Company entered into a three-year agreement with Sands Brothers & Co., Ltd. for investment banking services including private placements. Upon commencement of the contract, Sands received 800,000 warrants with an exercise price of $1.75 per share contingent upon services to be provided.

During the first quarter of 1997, the Company decided not to pursue a private placement offering. In order to terminate the agreement with Sands, the Company issued to Sands 350,000 additional warrants to purchase the Company's stock at $10 per share. As a result, the Company recorded an expense of approximately $700,000 in 1997, and $462,000 in 1998.

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

NOTE 11 - SETTLED LITIGATION

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the year ended December 31, 1998, December 31, 1997, three months ended December 31, 1996 and year ended September 30, 1996 of $153,594, $92,464, $7,410, $28,265, respectively. The future minimum lease obligations under these operating leases are $41,112 for 1999, and $25,545 for 2000.

The Company has committed to advertising costs approximating $3,551,000. Additional advertising costs are expected to be incurred for the remainder of 1999.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage and other arrangements with entities whose major shareholders are also shareholders of The Quigley Corporation, or are related to major shareholders of the Company. Commissions and other items expensed under such arrangements for the years ended December 31, 1998, December 31, 1997, three months ended December 31, 1996, and year ended September 30, 1996 amounted to approximately $270,113, $274,154, $6,890 and $0 respectively. Management believes these transactions were under terms no less favorable to the Company than those arranged by other parties. Amounts payable under such agreements at December 31, 1998 and 1997 were approximately $70,634 and $117,685 respectively.

The Company is in the process of acquiring licenses in certain countries through affiliated entities. During 1998, fees have been paid to a related entity to obtain such licenses amounting to $40,000.

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)


                                                                             Quarter Ended
                                                   -----------------------------------------------------------------
                                                      March 31,        June 30,    September 30,    December 31,
                                                   -----------------------------------------------------------------
Fiscal 1998
Net Sales                                          $ 7,271,819       $1,317,872     $10,747,978      $17,016,486
Gross Profit                                         5,060,523          919,530       7,572,872       11,923,636
Net Income                                           1,266,933           $1,235       3,014,056        2,527,302

Basic earnings per common share                          $0.10             $0.00           $0.22           $0.19
Diluted earnings per common share                        $0.08             $0.00           $0.20           $0.18


Fiscal 1997
Net Sales                                          $22,182,007       $4,083,736     $14,698,350      $29,208,470
Gross Profit                                        15,293,184        2,858,362      10,375,786       20,217,343
Net Income                                           6,489,815        1,057,365       4,368,025        9,051,657

Basic earnings per common share                          $0.54            $0.09           $0.36            $0.71
Diluted earnings per common share                        $0.44            $0.08           $0.29            $0.60




                    RESPONSIBILITY FOR FINANCIAL STATEMENTS
                    ---------------------------------------




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

PricewaterhouseCoopers LLP, the Company's independent accountants, performed an audit for the years ended December 31, 1998 and 1997, and Nachum Blumenfrucht, CPA performed an audit of the three months ended December 31, 1996 and year ended September 30, 1996, in accordance with generally accepted auditing standards. The independent accountants conducted a review of internal accounting controls to the extent required by generally accepted auditing standards and performed such tests and procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.






 /s/  Guy J. Quigley                                       February 18, 1999
      --------------                                       -----------------
      Guy J. Quigley, Chairman of the Board,               Date
          President, Chief Executive Officer


 /s/ George J. Longo                                       February 18, 1999
     ---------------                                       -----------------
     George J. Longo, Vice President,                      Date
          Chief Financial Officer
          (Principal Financial and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Shareholders of The Quigley Corporation

In our opinion, the accompanying balance sheets and the related statements of income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of The Quigley Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PricewaterhouseCoopers LLP
    --------------------------
    PricewaterhouseCoopers LLP




    Philadelphia, Pennsylvania
    February 18, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT
               ------------------------------------------------





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



/S/ Nachum Blumenfrucht
    -------------------
    Nachum Blumenfrucht
    Certified Public Accountant




    Brooklyn, New York
    February 11, 1998

ITEM  9  Changes  in and  Disagreements  With  Accountants  on  Accounting  and
         ----------------------------------------------------------------------
         Financial Disclosure
         --------------------

On January 29, 1997, the Company engaged the independent accounting firm of PricewaterhouseCoopers LLP to audit the Company's financial statements for the calendar year 1997. The replacement of the previous certifying accountant, Nachum Blumenfrucht, CPA, was made by approval of the Board of Directors of the Company and with the agreement of Mr. Blumenfrucht. This change was due to the dramatic expansion of business operations undertaken by the Company since the close of the prior fiscal year. There have been no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any reportable event required to be disclosed.


                                    PART III
                                    --------

ITEM 10. Directors and Executive Officers of the Registrant
         --------------------------------------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 11. Executive Compensation
         ----------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

ITEM 13. Certain Relationships and Related Transactions
         ----------------------------------------------
The information required under this item is incorporated by reference to the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders.

                                    PART IV
                                    -------


ITEM 14 Exhibits, Financial Statements, Schedules and Reports on Form 8-K


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

4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A dated April 4, 1997)

10.1 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Regristration Statement on Form S-8 (File No. 333-61313) filed with the Commission on August 13, 1998)

10.2 Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A dated April 4, 1997)

10.3 Employment Agreement dated June 1, 1995 between the Company and Guy J. Quigley (incorporated by reference to Exhibit 10.3 of Form 10-KSB/A dated April 4, 1997)

10.4 Employment Agreement dated June 1, 1995 between the Company and Charles A. Phillips (incorporated by reference to Exhibit 10.4 of Form 10-KSB/A dated April 4, 1997)

10.5 Exclusive Master Broker Wholesale Distributor and Non-Exclusive National Chain Broker Agreement dated July 22, 1994 between the Company and Russell Mitchell (incorporated by reference to Exhibit 10.7 of Form 10-KSB/A dated April 4, 1997)

10.6 Licensing Agreement dated August 24, 1996 between the Company, George A. Eby III and George Eby Research (incorporated by reference to Exhibit 10.6 of Form 10-KSB/A dated April 4, 1997)

10.8 United States Exclusive Supply Agreement dated March 17, 1997 (Portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment in accordance with Rule 406 of Regulation C as promulgated under the Securities Act of 1933, incorporated by reference to Exhibit 10.5 of Form SB-2 dated September 29, 1997)

10.9 Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A dated April 4, 1997)

10.10 Employment Agreement dated November 5, 1996 between the Company and George J. Longo (incorporated by reference to Exhibit 10.10 of Form 10-KSB dated March 30, 1998)

10.11  Employment  Agreement dated January 1, 1997 between the Company and Eric
H. Kaytes (incorporated by reference to Exhibit 10.11 of Form 10-KSB dated March 30, 1998)

10.12 Rights Agreement dated as of September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated be reference to Exhibit
1. to the Company's Regristration Statement on Form 8-A filed with the Commission on September 18, 1998

23.1 Consent of PricewaterhouseCoopers LLP, Auditors, dated March 15, 1999 (filed herewith)

23.2 Consent of Nachum Blumenfrucht, CPA dated March 17, 1999 (filed herewith)

27.1 Financial Data Schedule.

 ------------------------------------------------------------------------------


(a) Reports on Form 8-K

No reports were filed on Form 8-K in the quarter ended December 31, 1998.

Signatures


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                      THE QUIGLEY CORPORATION



 /s/  Guy J. Quigley                                         March 19, 1999
      --------------                                         --------------
      Guy J. Quigley, Chairman of the Board,                 Date
      President, Chief Executive Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the company in the capacities and on the dates indicated:


       Signature                    Title                              Date



/s/ Guy J. Quigley       Chairman of the Board, President,        March 19, 1999
    --------------       Chief Executive Officer and Director
    Guy J. Quigley


/s/ George J. Longo      Vice President, Chief Financial          March 19, 1999
    ---------------      Officer and Director (Principal
    George J. Longo      Financial and Accounting Officer)


/s/ Charles A. Phillips  Executive Vice President,                March 19, 1999
    -------------------  Chief Operating
    Charles A. Phillips  Officer and Director


/s/ Eric H. Kaytes       Vice President,                          March 19, 1999
    --------------       Chief Information Officer,
    Eric H. Kaytes       Secretary, Treasurer and Director


/s/ Gurney P. Sloan      Director                                 March 19, 1999
    ---------------
    Gurney P. Sloan


/s/ Jacqueline F. Lewis  Director                                 March 19, 1999
    -------------------
    Jacqueline F. Lewis