Form 10-Q
period 1999-03-31
QUIGLEY CORP
filed 1999-05-05
CIK 868278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999

                                       OR

( ) THE TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934.


        For the transition period from ______________ to ______________


                        Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
             (Exact name of registrant as specified in its charter)



              Nevada                                  23-2577138
 ----------------------------------------------------------------------------
   (State or other jurisdiction             (IRS Employer Identification No.)
 of incorporation or organization)



             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

        Landmark Building, 10 South Clinton Street, Doylestown, PA 18901

         (Address of principle executive offices)              (Zip Code)


       Registrant's telephone number, including area code: (215) 345-0919
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of common stock, as of April 16, 1999, was 11,375,616 all of one class of $.0005 par value common stock.

                               TABLE OF CONTENTS




                                                                      Page No.
   PART I - Financial information

Item 1.           Financial Statements                                 3-9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       10-12

Item 3.           Quantitative and Qualitative Disclosure About
                  Market Risk                                         13



   PART II - Other Information

Item 1.           Legal Proceedings                                   13

Item 2.           Changes in Securities                               13

Item 3.           Defaults Upon Senior Securities                     13

Item 4.           Submission of Matters to a
                  Vote of Security Holders                            13

Item 5.           Other Information                                   13

Item 6.           Exhibits and Reports on Form 8-K                    13

Signatures                                                            14

EDGAR Exhibit 27                                                      15





                                      (2)

                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS



                                     ASSETS
                                                    March 31,     December 31,
                                                       1999            1998
                                                   (unaudited)
                                                  ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents                       $23,692,834     $28,331,765
   Accounts receivable, net                          2,589,294       7,575,366
   Inventory                                         6,667,121       6,522,612
   Prepaid income taxes                              4,327,872       2,565,321
   Prepaid expenses and other current assets         1,316,253       1,635,099
   Deferred income taxes                               408,868         397,489
                                                  ------------    ------------
   TOTAL CURRENT ASSETS                             39,002,242      47,027,652
                                                  ------------    ------------

PROPERTY, PLANT AND EQUIPMENT
      - Less accumulated depreciation                1,034,936       1,041,386
                                                  ------------    ------------


OTHER ASSETS:
   Patent rights - Less accumulated amortization       263,284         285,224
                   Other assets                        289,412         256,382
                                                  ------------    ------------
TOTAL OTHER ASSETS                                     552,696         541,606
                                                  ------------    ------------

TOTAL ASSETS                                       $40,589,874     $48,610,644
                                                  ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                    $64,952        $758,033
   Accrued royalties and sales commissions             905,390       2,085,446
   Accrued advertising                               1,839,169         561,266
   Other current liabilities                           582,913         598,422
                                                  ------------    ------------
     TOTAL CURRENT LIABILITIES                       3,392,424       4,003,167
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred stock, $.01 par value;
     authorized 1,000,000; no shares issued               -               -
   Common stock, $.0005 par value; authorized 50,000,000;
     Issued: 14,589,058 and 14,409,058 shares            7,295           7,205
   Additional paid-in capital                       28,802,563      28,207,208
   Retained earnings                                24,794,241      26,649,455
   Less: Treasury stock, 2,804,546 and
     1,665,022 shares, at cost                     (16,406,649)    (10,256,391)
                                                  ------------    ------------
     TOTAL STOCKHOLDERS' EQUITY                     37,197,450      44,607,477
                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $40,589,874     $48,610,644
                                                  ============    ============





                 See accompanying notes to financial statements

                                      (3)

                            THE QUIGLEY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                                     Three            Three
                                                  Months Ended     Months Ended
                                                   March 31,        March 31,
                                                      1999             1998
                                                  ------------    ------------

NET SALES                                           $6,136,902      $7,271,819
                                                  ------------    ------------

COST OF SALES                                        2,052,650       2,211,296
                                                  ------------    ------------

GROSS PROFIT                                         4,084,252       5,060,523
                                                  ------------    ------------


OPERATING EXPENSES:
  Sales and marketing                                6,011,413       2,373,522
  Administration                                     1,470,864         994,046
                                                  ------------    ------------
TOTAL OPERATING EXPENSES                             7,482,277       3,367,568
                                                  ------------    ------------

INCOME (LOSS)  FROM OPERATIONS                      (3,398,025)      1,692,955

INTEREST and OTHER INCOME                              356,689         383,984
                                                  ------------    ------------

INCOME (LOSS) BEFORE TAXES                          (3,041,336)      2,076,939
                                                  ------------    ------------

INCOME TAX EXPENSE (BENEFIT)                        (1,186,122)        810,006
                                                  ------------    ------------

NET INCOME (LOSS)                                  ($1,855,214)     $1,266,933
                                                  ============    ============


Earnings  per common share:

   Basic                                             ($0.15)          $0.10
                                                  ============    ============
   Diluted                                           ($0.15)          $0.08
                                                  ============    ============
Weighted average common shares outstanding:

   Basic                                            12,279,450      13,325,913
                                                  ============    ============
   Diluted                                          12,279,450      15,296,819
                                                  ============    ============





                 See accompanying notes to financial statements


                                      (4)

                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Three Months Ended
                                                    March 31,        March 31,
                                                       1999             1998
                                                  ------------    ------------


NET CASH FLOWS FROM OPERATING ACTIVITIES              $942,827      $6,822,839
                                                  ------------    ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Capital expenditures                                 (24,278)        (77,718)
  Patent rights and other assets                       (33,030)           (963)
                                                  ------------    ------------
  NET CASH FLOWS USED IN INVESTING ACTIVITIES          (57,308)        (78,681)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Tax benefits from stock options,
     warrants and common stock                         250,808       1,268,278
  Proceeds from exercises of options and warrants      375,000         299,624
  Repurchase of Common stock                        (6,150,258)     (1,466,905)
                                                  ------------    ------------
  NET CASH FLOWS FROM FINANCING ACTIVITIES          (5,524,450)        100,997
                                                  ------------    ------------

  NET INCREASE (DECREASE) IN CASH                   (4,638,931)      6,845,155

  CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD      28,331,765      25,498,359
                                                  ------------    ------------

  CASH & CASH EQUIVALENTS, END OF PERIOD           $23,692,834     $32,343,514
                                                  ============    ============









                 See accompanying notes to financial statements

                                      (5)

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATIONAL AND GENERAL

The Quigley Corporation (the "Company"), organized under the laws of the state of Nevada, is primarily engaged in the development, manufacturing, and marketing  of health  products  that include  homeopathic  cold  remedies.  The products developed are being offered to the general public. For the fiscal periods presented, the Company's proprietary "Cold-Eeze (R)" products contribute the majority of revenues and profits.

In the last half of 1998, the Company launched Cold-Eeze(R) in a sugar free version of the product to benefit diabetics and other consumers concerned with their sugar intake. Late in the fourth quarter of 1998, the Company launched a bubble gum version of Cold-Eeze(R) and in a different therapeutic area, an all-natural nutrition and weight management program called Bodymate TM.

Cold-Eeze(R) products are based upon a proprietary zinc gluconate glycine formula which, in two double blind studies have been shown to reduce the severity and duration of common cold symptoms by nearly half. The results of the latest randomized double-blind placebo-controlled study of the common cold were published in 1996 in the Annals of Internal Medicine - Vol. 125 No 2. Research is continuing on this product in order to maximize its full potential use by the general public.

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

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. Cold-Eeze(R) is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

The Company competes with suppliers varying in range and size in the cold remedy products arena. Cold-Eeze(R) which has been clinically proven, offers a significant advantage over other suppliers in the over-the-counter cold remedy market. The management of the Company believes there should be no future impediment on the ability to compete in the marketplace now, or in the immediate future, since factors concerning the product, such as, price, product quality, availability, reliability, credit terms, name recognition, delivery and support are all properly positioned. The Company has several Broker, Distributor and Representative Agreements, both nationally and internationally and the product is distributed through numerous independent and chain drug and discount stores throughout the United States. During 1998, the Company commenced international sales to Canada and the Peoples' Republic of China.

The Company continues to use the resources of independent national and international brokers to represent the Company's Cold-Eeze(R) and Bodymate TM products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Different manufacturing sources are used for the production of the Cold-Eeze(R) bubble gum and sugarfree products and the same manufacturer produces the Cold-Eeze(R) lozenge and Bodymate TM products. In addition, the lozenge and Bodymate TM manufacturer commenced manufacturing exclusively for the Company in 1997.

The Balance Sheet as at March 31, 1999, the Statements of Income for the three months periods ended March 31, 1999 and 1998, and the Statements of Cash Flows for the three months periods ended March 31, 1999 and 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes for the fiscal year ended December 31, 1998, in the Company's Form 10-K.

                                      (6)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts have been reclassified to conform with 1999 presentation.

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

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar free tablet form. The Bodymate TM product and the Cold-Eeze(R) lozenge is manufactured by a third party manufacturer that produces exclusively for the Company. Substantially all of the Company's revenues are currently generated from the sale of the Cold-Eeze(R) lozenge product. The other forms are manufactured by third parties that produce a variety of other products for other customers. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Business Segments and Related Information

Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," require public companies to report certain information about operating segments within their financial statements. The Company had international sales in the second and third quarters of 1998 and the first quarter of 1999, the resulting revenues are not considered material. During the remainder of 1999, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.

NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

In April 1999, the Company's Board of Directors announced an increase to the stock buy-back program to re-acquire up to 1,000,000 additional shares of the Company's issued and outstanding common shares. The schedule and amount of shares re-purchased will be based upon market conditions. Since the inception of the buy-back program in January 1998, the Board has subsequently increased the authorization on three occasions, including this one for a total authorized buy-back of 3,750,000 shares or 28.2% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes.

In the period from January 1, 1999 to April 16, 1999, 1,558,420 shares have been repurchased at a cost of $8,342,467 or an average cost of $5.35 per share.

At March 31, 1998, there were 4,170,400 unexercised options and warrants of the Company's stock.


                                      (7)

NOTE 4 - INCOME TAXES

Income taxes include both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $408,868 consists of the tax effects for contract termination costs and miscellaneous items. Certain exercises of options and warrants during the three months period ended March 31, 1999, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $250,808.

For the three months ended March 31, 1999 and fiscal year ended December 31, 1998 an effective tax rate of 39% has been provided for both income tax expense and tax benefits expected to be realized.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method that prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a varying of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):

                      Three Months Ended             Three Months Ended
                         March 31, 1999                 March 31, 1998
                    Income    Shares    EPS        Income    Shares    EPS
                   ---------------------------     --------------------------

Basic EPS           ($1.9)     12.3   ($0.15)       $1.3      13.3    $0.10
Dilutives:
Options/Warrants       -         -                    -        2.0
                   ----------------------------------------------------------
Diluted EPS         ($1.9)     12.3   ($0.15)       $1.3      15.3    $0.08
                   ==========================================================


NOTE 6 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage arrangements with entities whose major shareholders are also shareholders of The Quigley Corporation, or are related to major shareholders of the Company. Commissions expensed under such arrangements amounted to approximately $111,321 and $107,201 respectively, for the three months periods ended March 31, 1999 and 1998. Management believes these transactions were under terms no less favorable to the Company than those arranged by other parties. Amounts payable under such agreements at March 31, 1999 and December 31, 1998 were approximately $61,541 and $70,634 respectively.

The Company is in the process of acquiring licenses in certain countries through affiliated entities. For the three months periods ended March 31, 1999 and 1998, fees have been paid to a related entity to obtain such licenses amounting to $10,000 and $0.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty and founders commission agreements with the developers, licensors, founders, and consultants for the Cold-Eeze(R) products. These payments are 13% of sales collected less certain deductions. Of this percentage a three percent royalty of sales collected less certain deductions is payable to the patent holder whose agreement expires in 2002, a three percent royalty of sales collected less certain deductions is payable to the developer of the product formulation together with a two percent consulting fee based on an agreement that expires in 2007. Additionally, a founder's commission totaling 5% of sales collected less certain deductions, which is shared by two of the officers whose agreements expire in 2005.

The Company has remaining contractual commitments for advertising amounting to approximately $13,900,000.


                                      (8)

In September 1998, the Company increased to $10 million its revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory and renews in September 1999, with interest at prime or 275 basis points above the Euro-Dollar Rate. There were no borrowings under this line during the period ended March 31, 1999 or 1998.

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








                                      (9)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. The Company is subject to a variety of additional risk factors more fully described in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

Overview
--------

The three months period ended March 31, 1999 resulted in a comparative slow down in revenues over the same period in 1998. Revenues for the three months periods ended March 31, 1999 and 1998 were $6,136,902 and $7,271,819 respectively. The winter conditions throughout the United States during 1998 continued into the first quarter of the 1999 cold season, which have been less severe than normal, resulting in the reduced sell-through of Cold-Eeze(R) by the retailers. Additionally, sales were lower because the Company is experiencing a shift in wholesale buying patterns of its customers from the first to the third and fourth quarters of the year, along with new herbal cold treatments promulgated through national news media announcements. Shifting to the third and fourth quarters results in having an ample supply of Cold-Eeze(R) on hand by the retailers for the cold season, which normally peaks in mid December to mid January, then drops off dramatically until the end of March.

In conjunction with the foregoing change of sales patterns, the low consumer awareness of Cold-Eeze(R) (approximately 6% of US households), and to offset the magnitude of "free press" given to Cold-Eeze(R) in its launch year of 1997, a substantial investment in advertising, initiated in 1998, for brand awareness and building for the future, was continued in the first quarter of 1999 that approximates $5.6 million. This investment through extensive advertising in the products of the Company during the period of shifting buying patterns, which also is extensive support of the retailers selling Cold-Eeze(R) to the consumers, resulted in a net loss to the Company of $1,855,214 for the quarter ended March 31, 1999 as compared to a profit of $1,266,933 for the quarter ended March 31, 1998.

In the last half of 1998, the Company launched Cold-Eeze(R) in a sugar free version of the product to benefit diabetics and other consumers concerned with their sugar intake. Late in the fourth quarter, the Company launched a bubble gum version of Cold-Eeze(R) and in a different therapeutic area, an all-natural nutrition and weight management program called Bodymate TM.

The Company continues to use the resources of a contract manufacturer and independent national and international brokers to represent the Company's Cold-Eeze(R) and Bodymate TM products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Different manufacturing sources are used for the production of the Cold-Eeze(R) bubble gum and sugarfree products with the same manufacturer producing the Cold-Eeze(R) lozenge and Bodymate TM products. In addition, the lozenge and Bodymate TM manufacturer commenced manufacturing exclusively for the Company in 1997, thereby increasing their output and the availability of the product. All three manufacturing sites have the capacity to respond quickly to market requirements.

Manufacturing efficiencies and contract commitments introduced in the first quarter 1997 continue to result in increased product availability, thereby ensuring that domestic and future international product demand can be met.


Results of Operations
---------------------

Three months ended March 31, 1999 compared to three months ended March 31, 1998
-------------------------------------------------------------------------------

For the three months ended March 31, 1999, the Company reported revenues of $6,136,902 and a net loss of $1,855,214 as compared to revenue of $7,271,819 and net income of $1,266,933 for the comparable period ended March 31, 1998. The reduction in revenue is due to the mild winter conditions throughout the United States that commenced in 1998 and continued with the 1999 cold season being less severe than usual. This results in the retailers carrying higher inventory levels than normal for this time of year. Also it has become apparent that there is a shift in the buying patterns of the retailers away from the first quarter to the third and fourth quarters of the year, along with new herbal cold treatments promulgated through national news media announcements, which resulted in reduced sales during 1999, as compared to the same period in 1998.


                                     (10)

The Cost of Sales as a percentage of net sales for the three months ended March 31, 1999 was 33.4% compared to 30.4% for the comparable period ended March 31, 1998. The increased cost is largely attributable to the higher costs associated with a one time re-packaging charge, international sales, changes in the product configuration, and sales mix that now includes Cold-Eeze(R) in a sugarfree, and bubble gum form and Bodymate TM, which were introduced in the latter part of 1998.

For the three months ended March 31, 1999, total operating expenses were $7,482,277 compared to $3,367,568 for the comparable period ended March 31, 1998. The operating expenses have remained high, primarily due to a continuing advertising and promotion campaign to establish Cold-Eeze(R) as a recognized brand name, since the promulgation by the national news media has shifted to herbal treatments as another remedy in treating the common cold and to support and expand the sales base. Additionally, during the first quarter of 1999, the Company is continuing to build awareness for the sugarfree and bubblegum form of Cold-Eeze(R) together with the new weight management program called Bodymate TM which were launched in late 1998.

During the three months ended March 31, 1999, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $6,731,161 (90%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1998 accounted for $2,925,621 (87%) of total operating costs. As a percentage of sales, the 1999 first quarter operating expenses assume a higher percentage compared to the same period in 1998 due to higher expenditure for advertising in order to support the Cold-Eeze(R) lozenge product and additionally to effectively market and support the recently launched bubblegum and sugarfree versions of the product and also, Bodymate TM.


Liquidity and Capital Resources
-------------------------------

The total assets of the Company at March 31, 1999 and December 31, 1998 were $40,589,874 and $48,610,644 respectively. Working capital decreased to $35,609,818 from $43,024,485 during the period. The significant movement within total assets represents the reduction in accounts receivable of $4,986,072, cash and cash equivalents decreasing by $4,638,931, prepaid income taxes increasing by $1,762,551, prepaid expenses and other current assets decreasing by $318,846 and inventory increasing by $144,509. From a working capital perspective, accounts payable, accrued royalties and sales commissions were reduced over the period by $693,081 and $1,180,056 respectively while the advertising accrual increased by $1,277,903. Total cash balances at March 31 1999 were $23,692,834, as compared to $28,331,765 at December 31, 1998.

The management of the Company currently believes that the current liquidity and continuing revenues, along with related profits generated, for the remainder of 1999, should provide an internal source of capital to fund the Company's business operations. Additionally, in September 1998 the Company increased its revolving line of credit with Commerce Bank, N.A.to $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in September 1999, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the three-month period ended March 31, 1999.

In April 1999, the Company's Board of Directors announced an increase to the stock buy-back program to re-acquire up to 1,000,000 additional shares of the Company's issued and outstanding common shares. The schedule and amount of shares re-purchased will be based upon market conditions. Since the inception of the buy-back program in January 1998, the Board has subsequently increased the authorization on three occasions, including this one for a total authorized buy-back of 3,750,000 shares or 28.2% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes.

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


Capital Expenditures
--------------------

Since the Cold-Eeze(R) and Bodymate TM products are manufactured for the Company by an outside source, capital expenditures during 1999 are not anticipated to be material. During the remainder of 1999, the Company expects to incur costs approximating $800,000 in order to complete the establishment of a Company owned corporate office building.


                                     (11)

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

Since the inception of the project, the Company has not incurred any material external cost with respect to the Year 2000 issue. Internal cost and current estimates based on actual experience to date, project a total expense for the project of less than $60,000. To date, costs of $40,000 have been incurred. The remaining internal cost is not expected to exceed beyond the cost of normal operating expenses. Current year costs are expensed as those costs are incurred. There has not been a material adverse impact on the Company's operations or financial condition as a result of IT projects caused by the Year 2000 project.

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



                                     (12)

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

None

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)      Exhibits

     Exhibit 27 - Financial Data Schedule


(b)      Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the quarter ended March 31, 1999.





                                     (13)

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

 Date: May 5, 1999















                                     (14)