Form 10-Q
period 1999-06-30
QUIGLEY CORP
filed 1999-08-13
CIK 868278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended   June 30, 1999
                                                 -------------

                                       OR

     ( ) THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


     For  the transition period from ______________ to ______________


                        Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)


              Nevada                                    23-2577138
         -------------------------------------------------------------
         (State or other jurisdiction                  (IRS Employer
          of incorporation or organization)        Identification No.)


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 23, 1999, was 10,641,949 all of one class of $.0005 par value Common Stock. See Notes to Financial Statements, Commitments and Contingencies.

                               TABLE OF CONTENTS



                                                                   Page No.
   PART I - Financial information

Item 1.   Financial Statements                                       3-9

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations             10-13

Item 3.   Quantitative and Qualitative Disclosure
          About Market Risk                                            13



   PART II - Other Information

Item 1.   Legal Proceedings                                         13-14

Item 2.   Changes in Securities                                        14

Item 3.   Defaults Upon Senior Securities                              14

Item 4.   Submission of Matters to a Vote of Security Holders          14

Item 5.   Other Information                                            14

Item 6.   Exhibits and Reports on Form 8-K                             14

Signatures                                                             15

EDGAR     Exhibit 27                                                   16


                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                                                June 30,     December 31,
                                                                 1999             1998
                                                              (unaudited)
                                                             ------------    ------------
    ......................................................

CURRENT ASSETS:
  Cash and cash equivalents ..............................   $ 14,732,955    $ 28,331,765
  Accounts receivable, net ...............................        986,293       7,575,366
  Inventory ..............................................      7,078,056       6,522,612
  Prepaid income taxes ...................................      4,869,913       2,565,321
  Prepaid expenses and other current assets ..............      1,436,613       1,635,099
  Deferred income taxes ..................................        602,464         397,489
                                                             ------------    ------------
    TOTAL CURRENT ASSETS .................................     29,706,294      47,027,652
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT -
     Less accumulated depreciation .......................      1,052,002       1,041,386
                                                             ------------    ------------

OTHER ASSETS:
  Patent rights - Less accumulated amortization ..........        241,343         285,224
  Other assets ...........................................        362,448         256,382
                                                             ------------    ------------
     TOTAL OTHER ASSETS ..................................        603,791         541,606
                                                             ------------    ------------
TOTAL ASSETS .............................................   $ 31,362,087    $ 48,610,644
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................   $    264,762    $    758,033
  Accrued royalties and sales commissions ................        401,535       2,085,446
  Accrued advertising ....................................        623,831         561,266
  Other current liabilities ..............................        514,733         598,422
                                                             ------------    ------------
    TOTAL CURRENT LIABILITIES ............................      1,804,861       4,003,167
                                                             ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized 1,000,000; no shares issued ...............           --              --
  Common stock, $.0005 par value;
    authorized 50,000,000;
    Issued: 14,670,874 and 14,409,058 shares .............          7,335           7,205
  Additional paid-in capital .............................     29,023,061      28,207,208
  Retained earnings ......................................     23,690,612      26,649,455
  Less: Treasury stock, 4,112,524 and
    1,665,022 shares, at cost ............................    (23,163,782)    (10,256,391)
                                                             ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY ...........................     29,557,226      44,607,477
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 31,362,087    $ 48,610,644
                                                             ============    ============




                             See accompanying notes to financial statements


                            THE QUIGLEY CORPORATION
                              STATEMENTS OF INCOME
                                  (Unaudited)


                                              Three Months Ended               Six Months Ended
                                          June 30, 1999  June 30, 1998   June 30, 1999    June 30,1998
                                          -------------  -------------   -------------    ------------

    ....................................

NET SALES ..............................   $  2,063,319    $  1,317,872    $  8,200,221    $  8,589,691
                                           ------------    ------------    ------------    ------------

COST OF SALES ..........................        662,982         398,342       2,715,632       2,609,637
                                           ------------    ------------    ------------    ------------

GROSS PROFIT ...........................      1,400,337         919,530       5,484,589       5,980,054
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Sales and marketing ................      1,973,149         545,470       7,984,562       2,918,992
    Administration .....................      1,433,517         765,047       2,904,381       1,759,094
                                           ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES ...............      3,406,666       1,310,517      10,888,943       4,678,086
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..........     (2,006,329)       (390,987)     (5,404,354)      1,301,968

INTEREST and OTHER INCOME ..............        197,102         393,012         553,791         776,996
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES .............     (1,809,227)          2,025      (4,850,563)      2,078,964
                                           ------------    ------------    ------------    ------------

INCOME TAXES EXPENSE (BENEFIT)..........       (705,598)            790      (1,891,720)        810,796
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS) ......................   ($ 1,103,629)   $      1,235    ($ 2,958,843)   $  1,268,168
                                           ============    ============    ============    ============

Earnings  per common share:

       Basic...........................        ($0.10)           $0.00          ($0.25)          $0.09
                                           ============    ============    ============    ============

       Diluted.........................        ($0.10)           $0.00          ($0.25)          $0.08
                                           ============    ============    ============    ============

Weighted average common shares outstanding:

      Basic............................      11,453,008      13,516,529      11,866,229      13,421,221
                                           ============    ============    ============    ============

      Diluted..........................      11,453,008      15,138,823      11,866,229      15,217,821
                                           ============    ============    ============    ============




                               See accompanying notes to financial statements


                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Six Months Ended

                                                                June 30, 1999  June 30, 1998
                                                                -------------  -------------
    .........................................................


NET CASH FLOWS FROM OPERATING ACTIVITIES ....................   ($ 1,326,934)   $  2,728,826
                                                                ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures .....................................        (75,765)       (227,588)
   Patent rights and other assets ...........................       (106,066)        (30,359)
                                                                ------------    ------------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES ..............       (181,831)       (257,947)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options, warrants and Common stock        389,847       3,290,081
   Proceeds from exercises of options and warrants ..........        427,499         515,725
   Repurchase of Common stock ...............................    (12,907,391)     (2,902,473)
                                                                ------------    ------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES .................    (12,090,045)        903,333
                                                                ------------    ------------

   NET INCREASE (DECREASE) IN CASH ..........................    (13,598,810)      3,374,212

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD ................     28,331,765      25,498,359
                                                                ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD ......................   $ 14,732,955    $ 28,872,571
                                                                ============    ============






                         See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATIONAL AND GENERAL

The Quigley Corporation (the "Company"), organized under the laws of the state of Nevada, is primarily engaged in the development, manufacturing, and marketing of health products that include homeopathic cold remedies. The products developed are being offered to the general public. For the fiscal periods presented, the Company's proprietary "Cold-Eeze(R)" products contribute the majority of revenues and profits.

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

Different manufacturing sources are used for the production of the Cold-Eeze(R) bubble gum and sugarfree products and the same manufacturer produces the Cold-Eeze(R) lozenge and Bodymate(TM) products. In addition, the lozenge and Bodymate(TM) manufacturer commenced manufacturing exclusively for the Company in 1997.

The Balance Sheet as at June 30, 1999, the Statements of Income for the three and six months periods ended June 30, 1999 and 1998, and the Statements of Cash Flows for the six months periods ended June 30, 1999 and 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

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

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar free tablet form. The Bodymate(TM) product and the Cold-Eeze(R) lozenge is manufactured by a third party manufacturer that produces exclusively for the Company. Substantially all of the Company's revenues are currently generated from the sale of the Cold-Eeze(R) lozenge product. The other forms are manufactured by third parties that produce a variety of other products for other customers. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Business Segments and Related Information

Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," require public companies to report certain information about operating segments within their financial statements. The Company had international sales in 1998 and 1999, the resulting revenues are not considered material. During the remainder of 1999, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.


NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

In April 1999, the Company's Board of Directors announced an increase to the stock buy-back program to re-acquire up to 1,000,000 additional shares of the Company's issued and outstanding common shares. In August 1999, the Board authorized an additional buy-back of up to 250,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased will be based upon market conditions. Since the inception of the buy-back program in January 1998, the Board has subsequently increased the authorization on four occasions, including the most recent one for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. In the period from January 1, 1999 to July 23, 1999, 2,511,502 shares have been repurchased at a cost of $13,232,459 or an average cost of $5.27 per share.

At June 30, 1999, there were 4,469,400 unexercised options and warrants of the Company's stock. As of the close of business on July 23, 1999, the Company's records reflect 10,641,949 shares of the Company's Common Stock, par value $.0005 per share, were outstanding. See Note 7 - Commitments and Contingencies.

NOTE 4 - INCOME TAXES

Income taxes include both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $602,464 consists of the tax effects for contract termination costs and miscellaneous items. Certain exercises of options and warrants during the six months period ended June 30, 1999, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $389,847.

For the six months ended June 30, 1999 and fiscal year ended December 31, 1998 an effective tax rate of 39% has been provided for both income tax expense and tax benefits expected to be realized.


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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):


                          Three Months Ended           Six Months Ended           Three Months Ended        Six Months Ended
                             June 30, 1999               June 30, 1999            June 30, 1998               June 30, 1998
                      Income   Shares      EPS     Income   Shares     EPS      Income   Shares   EPS    Income   Shares    EPS
                     --------- -------- ---------- -------- -------- --------- --------- -------- ----- --------- -------- -------

Basic EPS             ($1.1)    11.5     ($0.10)   ($3.0)    11.9    ($0.25)      -       13.5     -      $1.3     13.4    $0.09
Dilutives:
Options/Warrants        -         -                   -       -                   -        1.6              -       1.8
                     --------- -------- ---------- -------- ------- ---------- --------- ------- ------ --------- -------- -------

Diluted EPS           ($1.1)    11.5     ($0.10)   ($3.0)    11.9    ($0.25)      -       15.1     -      $1.3     15.2    $0.08
                     ========= ======== ========== ======== ======= ========== ========= ======= ====== ========= ======== =======


NOTE 6 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage arrangements with entities whose major shareholders are also shareholders of The Quigley Corporation, or are related to major shareholders of the Company. Commissions and other items expensed under such arrangements amounted to approximately $152,000 and $122,000 respectively, for the six months periods ended June 30, 1999 and 1998. Management believes these transactions were under terms no less favorable to the Company than those arranged by other parties. Amounts payable under such agreements at June 30, 1999 and December 31, 1998 were approximately $12,335 and $70,634 respectively.

The Company is in the process of acquiring licenses in certain countries through affiliated entities. For the six months period ended June 30, 1999 and 1998, fees have been paid to a related entity to obtain such licenses amounting to $56,663 and $10,000.


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

As of the close of business on July 23, 1999, the Company's records reflect 10,641,949 shares of the Company's Common Stock, par value $0.0005 per share (the "Common Stock") were outstanding. In June 1990, on January 11, 1996 and on January 23, 1997, the Company instituted an exchange of each share of Common Stock for .365 of a share, .100 of a share and two shares of Common Stock, respectively, and the number of outstanding shares reflect the cumulative effect of each of these actions. The Company has recently discovered that there are certain deficiencies relating to these actions, which raise issues as to the validity of such actions under Nevada law. Despite these deficiencies, the Company has continued to regard these actions as having been completed since the time that each of the respective actions were taken and is currently in the process of taking corrective actions. If the corrective actions, which are expected to include obtaining ratification of these actions, including but not limited to prior actions of shareholders and Boards of Directors, by the Company's current stockholders and filing a declaratory judgment action in the State of Nevada, do not validate these actions in accordance with Nevada law, there will continue to be a question as to the capitalization of the Company and validity of its outstanding shares.

The Company has remaining contractual commitments for advertising amounting to approximately $11,900,000.

In September 1998, the Company increased to $10 million its revolving line of credit facility with Commerce Bank, N.A. for general corporate purposes. This facility is collateralized by accounts receivable and inventory and renews in September 1999, with interest at prime or 275 basis points above the Euro-Dollar Rate. There were no borrowings under this line during the period ended June 30, 1999 or 1998.

The Company is subject to legal proceedings and claims noted in Part II, "Other Information", Item I, Legal Proceedings, and claims which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

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

Overview
--------

Revenues for the three and six months periods ended June 30, 1999 were $2,063,319 and $8,200,221 as compared to $1,317,872 and $8,589,691 for the comparative periods in 1998. 1999 has seen a shift in seasonal buying patterns of Cold-Eeze(R) to the third and fourth quarters. Shifting to the third and fourth quarters results in having an ample supply of Cold-Eeze(R) on hand by the retailers for the cold season, which normally peaks in mid December to mid January, then drops off dramatically until the end of March. The first half of 1999 has also benefited from the introduction of Bodymate(TM) Nutrition and Weight Management Program and also the extension to the Company's Cold-Eeze(R) product line. The second quarter of 1999 has experienced a more prolonged demand than comparable past periods.

In conjunction with the foregoing change of sales patterns and the low consumer use of Cold-Eeze(R) (approximately 4% of US household population), a substantial investment in advertising initiated in 1998 continued during the first half of 1999. This investment is necessary to establish brand awareness for Cold-Eeze(R) and also to promote the new product introductions. The advertising program also involved substantial retail support in the product sell through to the consumer during the first quarter of 1999. The advertising cost approximates $7.4 million for the six months ended June 30, 1999 as compared with $3.0 million for the comparable period in 1998, substantially contributed to the net loss of ($2,958,843) for the six months ended June 30, 1999 as compared to a profit of $1,268,168 for the six months ended June 30, 1998.

In the last half of 1998, the Company launched Cold-Eeze(R) in a sugar free version of the product to benefit diabetics and other consumers concerned with their sugar intake. Late in the fourth quarter, the Company launched a bubble gum version of Cold-Eeze(R) and in a different therapeutic area, an all-natural nutrition and weight management program called Bodymate(TM). These products have marginally contributed to the total revenues for the six months ended June 30, 1999.

The Company continues to use the resources of a contract manufacturer and independent national and international brokers to represent the Company's Cold-Eeze(R) and Bodymate(TM) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Different manufacturing sources are used for the production of the Cold-Eeze(R) bubble gum and sugarfree products with the same manufacturer producing the Cold-Eeze(R) lozenge and Bodymate(TM) products. In addition, the lozenge and Bodymate(TM) manufacturer commenced manufacturing exclusively for the Company in 1997, thereby increasing their output and the availability of the product. All three manufacturing sites have the capacity to respond quickly to market requirements.

Manufacturing efficiencies and contract commitments introduced in the first quarter 1997 continue to result in increased product availability, thereby ensuring that domestic and future international product demand can be met.

Results of Operations
---------------------

Three months ended June 30, 1999 compared to three months ended June 30, 1998
-----------------------------------------------------------------------------

For the three months ended June 30, 1999, the Company reported revenues of $2,063,319 and a net loss of ($1,103,629) as compared to revenue of $1,317,872 and net income of $1,235 for the comparable period ended June 30, 1998. The increased sales in the second quarter reflects the introduction of Bodymate(TM) Nutrition and Weight Management Program and also the extension of the Cold-Eeze(R) product line to include a bubble gum and sugarfree version. The Company has also experienced a more prolonged demand for the products beyond the core cold season because the season was extended by approximately an additional month.

Cost of Sales as a percentage of net sales for the three months ended June 30, 1999 was 32.1% compared to 30.2% for the comparable period ended June 30, 1998. The increased cost is largely attributable to the higher costs associated with increasing international sales, changes in the product configuration and sales mix that now includes Cold-Eeze(R) in the sugarfree and bubble gum form and Bodymate(TM), which were introduced in the latter part of 1998.

For the three months ended June 30, 1999, total operating expenses were $3,406,666 compared to $1,310,517 for the comparable period ended June 30, 1998. The operating expenses have remained high primarily due to investing in a continuing advertising and promotion program to build and expand the Cold-Eeze(R) brand name long term, along with supporting our two new product launches of Cold-Eeze(R) Bubble Gum and Bodymate(TM) Nutritional and Weight Management Program.

During the three months ended June 30, 1999, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $2,671,383 (78%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1998 accounted for $1,127,008 (86%) of total operating costs. As percentage of sales, the 1999 second quarter operating expenses assume a lower percentage compared to the same period in 1998 due to the higher 1999 sales.


Six months ended June 30, 1999 compared to six months ended June 30, 1998
-------------------------------------------------------------------------

For the six months ended June 30, 1999, the Company reported revenues of $8,200,221 and a net loss of ($2,958,843), as compared to revenue of $8,589,691 and net income of $1,268,168 for the comparable period ended June 30, 1998. The reduction in sales revenue is primarily the result of the shift in seasonal wholesale buying patterns of Cold-eeze(R) to the third and fourth quarters. This shift has been somewhat offset by the introduction of Bodymate(TM) Nutrition and Weight Management Program and also the extension of the Cold-Eeze(R) product line to include a bubble gum and sugarfree version and 1999 has seen a more prolonged demand for Cold-Eeze(R) beyond the peak cold season. Additionally, the cold remedy market has experienced increased activity during the latter part of 1998 and continuing into 1999 from new herbal cold treatments promoted by national news media announcements, which has affected the growth of Cold-Eeze(R) during this period.

Cost of Sales as a percentage of net sales for the six months ended June 30, 1999 was 33.1% compared to 30.4% for the comparable period ended June 30, 1998. The 1999 period increased cost of sales reflects a different product mix than that which existed in 1998, due to the introduction of Bodymate(TM), and the extension of Cold-Eeze(R) to include the bubble gum and sugarfree versions of the product. These additional lines carry a higher cost of goods percentage than the lozenge version of the Cold-Eeze(R) product. Also, the increased cost of goods on the international sales affect the product mix.

For the six months ended June 30, 1999, total operating expenses were $10,888,943 compared to $4,678,086 for the comparable period ended June 30, 1998. The 1999 operating expenses have remained high, despite reduced sales, primarily due to a continuing investment in advertising and promotion in order to build and expand the Cold-Eeze(R) brand name long term. The program also involved retail support in the product sell through to the consumer during the first quarter of 1999.

During the six months ended June 30, 1999, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $9,438,989 (87%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1998 accounted for $4,071,712 (87%) of total operating costs. As a percentage of sales, the 1999 six months operating expenses assume a higher percentage compared to the same period in 1998 due to the lower 1999 comparable sales figures and the higher 1999 advertising and promotion costs. The advertising cost approximates $7.4 million for the six months ended June 30, 1999 as compared with $3.0 million for the comparable period in 1998 and resulted in a net loss to the Company of ($2,958,843) for the six months ended June 30, 1999 as compared to a profit of $1,268,168 for the six months ended June 30, 1998.


Liquidity and Capital Resources
-------------------------------

The total assets of the Company at June 30, 1999 and December 31, 1998 were $31,362,087 and $48,610,644 respectively. Working capital decreased to $27,901,433 from $43,024,485 during the period. The significant movement within total assets represents the reduction in accounts receivable of $6,589,073, cash and cash equivalents decreasing by $13,598,810, prepaid income taxes increasing by $2,304,592, prepaid expenses and other current assets decreasing by $198,486 and inventory increasing by $555,444. From a working capital perspective, accounts payable, accrued royalties and sales commissions were reduced over the period by $493,271 and $1,683,911 respectively while the advertising accrual increased by $62,565. Total cash balances at June 30, 1999 were $14,732,955, as compared to $28,331,765 at December 31, 1998.

The management of the Company currently believes that the current liquidity and continuing revenues, along with related profits generated, for the remainder of 1999, should provide an internal source of capital to fund the Company's business operations. Additionally, in September 1998 the Company increased its revolving line of credit with Commerce Bank, N.A.to $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in September 1999, with interest accruing at the Wall Street Journal prime rate, or 275 basis points above the Euro-Dollar Rate, each to move with the respective base rate. There were no borrowings under this line during the six-month period ended June 30, 1999.

In April 1999, the Company's Board of Directors announced an increase to the stock buy-back program to re-acquire up to 1,000,000 additional shares of the Company's issued and outstanding common shares. In August 1999, the Board authorized an additional buy-back of up to 250,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased will be based upon market conditions. Since the inception of the buy-back program in January 1998, the Board has subsequently increased the authorization on four occasions, including the most recent one for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes.

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


Capital Expenditures
--------------------

Since the Cold-Eeze(R) and Bodymate(TM) products are manufactured for the Company by an outside source, capital expenditures during 1999 are not anticipated to be material. During the remainder of 1999, the Company expects to incur costs approximating $800,000 in order to complete the establishment of a Company owned corporate office building.


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


Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

                           Part II. Other Information
                           --------------------------

Item 1. Legal Proceedings
-------------------------

                               Goldblum and Wayne

In March, 1997, the Company was sued by two individuals (Thomas Goldblum and Alan Wayne) in the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Plaintiffs became the owners of 500,000 shares each of the Company's Common Stock in or about 1990, and requests damages in excess of $100,000 for breach of contract and conversion. During the second quarter of 1999, the Company was made aware that the Plaintiffs took the position that the Company's 1990 pre-public 1 for 2.74 reverse split and 1995 1 for 10 reverse split did not apply to the shares claimed by them. The Company is vigorously defending this lawsuit and has denied any liability to Plaintiffs because they did not perform agreed upon services as a condition to the receipt of the shares from the Company. The Company also believes that the Plaintiffs' claims are barred by the applicable statutes of limitations, and that the Plaintiffs' claims are, in any event, limited to claims for approximately 36,000 shares each. Although the Company believes the Plaintiffs claim to be without merit, the case is still in the discovery stages and no prediction can be made as to its outcome. (See Notes to Financial Statements, Commitments and Contingencies).

                                 Marjorie Durst

In March, 1998, the Company was sued in the Court of Common Pleas of Philadelphia County by an individual named Marjorie Durst. In May, 1999, the Company was required to file an answer to the Plaintiff's third amended complaint (Plaintiff's initial complaint, and two subsequent amended complaints, were dismissed by the Court on the Company's objections). The third amended complaint alleges that, among other things, the Company breached contracts to pay the Plaintiff 10% of the Company's net profits, for an unspecified period of time, due to introductions the Plaintiff allegedly provided. In addition, Plaintiff claims that she was wrongly denied the opportunity to acquire shares of the Company's stock under an option agreement. The complaint requests damages in an amount in excess of $1,000,000. The Company believes the Plaintiff's claim to be without merit and has denied any liability to the Plaintiff because the alleged contracts under which she claims entitlement to damages were cancelled due to nonperformance by the Plaintiff and/or superseded by later agreements which the Plaintiff failed to perform. The case is scheduled to go to trial in the Philadelphia Court of Common Pleas in the Fall of 1999.

In addition to the foregoing litigation, the Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.


Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

The annual meeting of the Company was held on May 7, 1999 with 12,016,986 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i) To elect a Board of Directors to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

     (ii) To  ratify  the   appointment   of   PricewaterhouseCoopers   LLP  as
          independent auditors for the year ending December 31, 1999.

         For proposals (i), (ii) above, the votes were cast as follows:

         ------------------------------ ------------------------------------------ ------------ ---------- --------- ------------
                   Proposal                             Position                       For       Against   Witheld   Abstentions
         ------------------------------ ------------------------------------------ ------------ ---------- --------- ------------
         ------------------------------ ------------------------------------------ ------------ ---------- --------- ------------
         (i)  By nominee:
              Guy J. Quigley            Chairman of the Board, President, CEO      11,424,287       -      205,556        -
              Charles A. Phillips       Executive Vice President, COO and Director 11,424,387       -      205,456        -
              George J. Longo           Vice President, CFO and Director           11,424,312       -      205,531        -
              Eric H. Kaytes            Vice President, CIO and Director           11,424,612       -      205,231        -
              Gurney P. Sloan, Esquire  Director                                   11,424,512       -      205,331        -
              Jacqueline F. Lewis       Director                                   11,424,512       -      205,331        -
         ------------------------------ ------------------------------------------ ------------ ---------- --------- ------------
         ------------------------------ ------------------------------------------ ------------ ---------- --------- ------------
         (ii)                                                                      11,545,493    53,205       -        31,145
         ------------------------------ ------------------------------------------ ------------ ---------- --------- ------------




Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a) Exhibits

     Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K

     There were no Current Reports on Form 8-K filed during the quarter ended June 30, 1999.

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

 Date: August 13, 1999