Form 10-Q
period 1999-09-30
QUIGLEY CORP
filed 1999-11-12
CIK 868278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999
                                              ------------------

                                      OR

( ) THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For  the transition period from ______________ to ______________


                       Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
                            -----------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                       23-2577138
      -----------------------------------------------------------------
         (State or other  jurisdiction             (IRS Employer
          of incorporation or organization)         Identification No.)


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 15, 1999, was 10,349,731 all of one class of $.0005 par value Common Stock.

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


                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS


                                     ASSETS

                                                             September 30,   December 31,
                                                                 1999             1998
                                                              (unaudited)
                                                             ------------    ------------
    ......................................................

CURRENT ASSETS:
  Cash and cash equivalents ..............................   $ 13,408,167    $ 28,331,765
  Accounts receivable, net ...............................      3,354,954       7,575,366
  Inventory ..............................................      7,129,724       6,522,612
  Prepaid income taxes ...................................      2,571,234       2,565,321
  Prepaid expenses and other current assets ..............      1,736,630       1,635,099
  Deferred income taxes ..................................        614,604         397,489
                                                             ------------    ------------
    TOTAL CURRENT ASSETS .................................     28,815,313      47,027,652
                                                             ------------    ------------

PROPERTY, PLANT AND EQUIPMENT -
     Less accumulated depreciation .......................      1,403,496       1,041,386
                                                             ------------    ------------

OTHER ASSETS:
  Patent rights - Less accumulated amortization ..........        219,403         285,224
  Other assets ...........................................        395,971         256,382
                                                             ------------    ------------
     TOTAL OTHER ASSETS ..................................        615,374         541,606
                                                             ------------    ------------
TOTAL ASSETS .............................................   $ 30,834,183    $ 48,610,644
                                                             ============    ============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable .......................................   $    197,128    $    758,033
  Accrued royalties and sales commissions ................        931,378       2,085,446
  Accrued advertising ....................................      1,139,466         561,266
  Other current liabilities ..............................        564,095         598,422
                                                             ------------    ------------
    TOTAL CURRENT LIABILITIES ............................      2,832,067       4,003,167
                                                             ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value;
    authorized 1,000,000; no shares issued ...............           --              --
  Common stock, $.0005 par value;
    authorized 50,000,000;
    Issued: 14,831,384 and 14,409,058 shares .............          7,415           7,205
  Additional paid-in capital .............................     29,330,340      28,207,208
  Retained earnings ......................................     23,708,945      26,649,455
  Less: Treasury stock, 4,481,653 and
    1,665,022 shares, at cost ............................    (25,044,584)    (10,256,391)
                                                             ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY ...........................     28,002,116      44,607,477
                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $ 30,834,183    $ 48,610,644
                                                             ============    ============






                See accompanying notes to financial statements


                                           THE QUIGLEY CORPORATION
                                            STATEMENTS OF INCOME
                                                (Unaudited)


                                              Three Months Ended              Nine Months Ended
                                          September 30,  September 30,  September 30,     September 30,
                                               1999          1998           1999              1998
                                          -------------  -------------   -------------    ------------

    ....................................

NET SALES ..............................   $  4,103,965    $ 10,747,978    $ 12,304,186    $ 19,337,669
                                           ------------    ------------    ------------    ------------

COST OF SALES ..........................      1,360,735       3,175,106       4,076,367       5,784,743
                                           ------------    ------------    ------------    ------------

GROSS PROFIT ...........................      2,743,230       7,572,872       8,227,819      13,552,926
                                           ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Sales and marketing ................      1,540,800       2,052,893       9,525,362       4,971,885
    Administration .....................      1,334,758         936,770       4,239,139       2,695,864
                                           ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES ...............      2,875,558       2,989,663      13,764,501       7,667,749
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS ..........       (132,328)      4,583,209      (5,536,682)      5,885,177

INTEREST and OTHER INCOME ..............        162,382         357,867         716,173       1,134,863
                                           ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES .............         30,054       4,941,076      (4,820,509)      7,020,040
                                           ------------    ------------    ------------    ------------

INCOME TAXES EXPENSE (BENEFIT)..........         11,721       1,927,020      (1,879,999)      2,737,816
                                           ------------    ------------    ------------    ------------

NET INCOME (LOSS) ......................    $    18,333    $  3,014,056    ($ 2,940,510)   $  4,282,224
                                           ============    ============    ============    ============

Earnings  per common share:

       Basic...........................         $0.00            $0.22          ($0.25)          $0.32
                                           ============    ============    ============    ============

       Diluted.........................         $0.00            $0.20          ($0.25)          $0.28
                                           ============    ============    ============    ============

Weighted average common shares outstanding:

      Basic............................      11,325,651      13,454,029      11,686,036      13,432,157
                                           ============    ============    ============    ============

      Diluted..........................      12,331,505      14,928,391      11,686,036      15,121,344
                                           ============    ============    ============    ============




                               See accompanying notes to financial statements


                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                       Nine Months Ended

                                                                September 30,  September 30,
                                                                     1999           1998
                                                                -------------  -------------
    .........................................................


NET CASH FLOWS FROM OPERATING ACTIVITIES ....................   ($   660,019)   $  2,096,522
                                                                ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Capital expenditures .....................................       (460,502)       (253,732)
   Patent rights and other assets ...........................       (139,589)        (60,453)
                                                                ------------    ------------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES ..............       (600,091)       (314,185)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options, warrants and Common stock        697,206       3,452,361
   Proceeds from exercises of options and warrants ..........        427,499         614,475
   Repurchase of Common stock ...............................    (14,788,193)     (4,656,559)
                                                                ------------    ------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES .................    (13,663,488)       (589,723)
                                                                ------------    ------------

   NET INCREASE (DECREASE) IN CASH ..........................    (14,923,598)      1,192,614

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD ................     28,331,765      25,498,359
                                                                ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD ......................   $ 13,408,167    $ 26,690,973
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

The Balance Sheet as at September 30, 1999, the Statements of Income for the three and nine months periods ended September 30, 1999 and 1998, and the Statements of Cash Flows for the nine months periods ended September 30, 1999 and 1998, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the financial position, results of operations and cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

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

Concentration of Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, investments and trade accounts receivable.

The Company maintains cash and cash equivalents with three major financial institutions. Since the Company maintains amounts in excess of guarantees provided by the Federal Depository Insurance Corporation, the Company performs periodic evaluations of the relative credit standing of these financial institutions and limits the amount of credit exposure with any one institution.

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar free tablet form. The Bodymate(TM) product and the Cold-Eeze(R) lozenge are manufactured by a third party manufacturer that produces exclusively for the Company. Substantially all of the Company's revenues are currently generated from the sale of the Cold-Eeze(R) lozenge product. The other forms are manufactured by third parties that produce a variety of other products for other customers. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the production of the product is available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Business Segments and Related Information

Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about operating segments within their financial statements. The Company had international sales in 1998 and 1999, the resulting revenues relating to which are not considered material. During the remainder of 1999, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.

NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

In April 1999, the Company's Board of Directors announced an increase to the stock buy-back program to re-acquire up to 1,000,000 additional shares of the Company's issued and outstanding common shares. In August 1999, the Board authorized an additional buy-back of up to 250,000 shares of the Company's Common Stock. The schedule and amount of shares re-purchased will be based upon market conditions. Since the inception of the recent buy-back program in January 1998, the Board has subsequently increased the authorization on four occasions, including the most recent one for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. In the period from January 1, 1999 to October 15, 1999, 2,816,631 shares have been repurchased at a cost of $14,788,193 or an average cost of $5.25 per share.

At September 30, 1999, there were 4,279,400 unexercised options and warrants of the Company's stock.

NOTE 4 - INCOME TAXES

Income taxes include both deferred and currently payable taxes. Deferred income taxes result from "temporary differences" which consist of a different tax base for assets and liabilities than their reported amounts in the financial statements. The deferred tax asset of $614,604 consists of the tax effects for contract termination costs and miscellaneous items. Certain exercises of options and warrants during the nine month period ended September 30, 1999, resulted in reductions to taxes currently payable and a corresponding increase to additional paid-in-capital totaling $697,206.

For the nine months ended September 30, 1999 and fiscal year ended December 31, 1998 an effective tax rate of 39% has been provided for both income tax expense and tax benefits expected to be realized.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):


                          Three Months Ended          Three Months Ended          Nine Months Ended         Nine Months Ended
                          September 30, 1999          September 30, 1998          September 30, 1999       September 30, 1998
                      Income   Shares      EPS     Income   Shares     EPS      Income   Shares   EPS    Income   Shares    EPS
                     --------- -------- ---------- -------- -------- --------- --------- -------- ----- --------- -------- -------

Basic EPS                $0     11.2      $0.00     $3.0     13.5      $0.22     ($2.9)   11.7  ($0.25)   $4.3     13.4    $0.32
Dilutives:
Options/Warrants        -        1.0                  -       1.4                 -        -                -       1.7
                     --------- -------- ---------- -------- ------- ---------- --------- ------- ------ --------- -------- -------

Diluted EPS              $0     12.2      $0.00     $3.0     14.9      $0.20     ($2.9)   11.7  ($0.25)   $4.3     15.1    $0.28
                     ========= ======== ========== ======== ======= ========== ========= ======= ====== ========= ======== =======




NOTE 6 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage arrangements with entities whose major shareholders are also shareholders of The Quigley Corporation, or are related to major shareholders of the Company. Commissions and other items expensed under such arrangements amounted to approximately $191,000 and $107,000, respectively, for the nine month period ended September 30, 1999 and 1998. Management believes these transactions were under terms no less favorable to the Company than those arranged by other parties. Amounts payable under such agreements at September 30, 1999 and December 31, 1998 were approximately $8,500 and $11,000, respectively.

The Company is in the process of acquiring licenses in certain countries through affiliated entities. For the nine month period ended September 30, 1999 and 1998, fees have been paid to a related entity to obtain such licenses amounting to $77,000 and $25,000, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty and founders commission agreements with the developers, licensors, founders, and consultants for the Cold-Eeze(R) products. These payments are 13% of sales collected less certain deductions. Of this percentage, a three percent royalty of sales collected less certain deductions is payable to the patent holder whose agreement expires in 2002, a three percent royalty of sales collected less certain deductions is payable to the developer of the product formulation together with a two percent consulting fee based on an agreement that expires in 2007. Additionally, a founder's commission is accrued totaling 5% of sales collected less certain deductions, which is shared by two of the officers whose agreements expire in 2005.

The Company has remaining contractual commitments for advertising amounting to approximately $10,600,000 up to March 31, 2000.

The Company has a revolving line of credit with a commercial bank for $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in May 2000, with interest accruing at the Wall Street Journal prime rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. There were no borrowings under this line during the nine-month period ended September 30, 1999.

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

Overview
--------

Revenues for the three and nine month periods ended September 30, 1999 were $4,103,965 and $12,304,186 as compared to $10,747,978 and $19,337,669 for the comparative periods in 1998. Fiscal year 1999 to date has seen unique seasonal activity along with changes in the competition within the cough/cold marketplace. Revenue has been adversely affected by the unusually high inventory levels being held by our customers, however, recent indications are that these overstocks may have been drastically reduced. Fiscal year 1999 has also seen large numbers of competitors leaving the zinc market, even though these products do not have the efficacy of Cold-Eeze(R), they have been mistakenly perceived as being clinically equivalent to Cold-Eeze(R). While the exit from the market of these other zinc products will benefit Cold-Eeze(R) in the long term, the immediate effect is that a lot of product is being sold at severely reduced prices in the marketplace leading to consumer confusion. The sales performance of Cold-Eeze(R), in general, is affected by imitation zinc products, insofar as once consumers try them and find them to be ineffective they may be reluctant to try clinically proven Cold-Eeze(R).

In conjunction with the foregoing consumer  misconception and the low consumer
use  of  Cold-Eeze(R)   (approximately  4%  of  US  household  population),  a
substantial investment in advertising initiated in 1998 has continued during the first nine months of 1999. This investment is necessary to establish brand awareness for Cold-Eeze(R) and also to promote the new product introductions. The advertising program also involved substantial retail support in the product sell-through to the consumer during the first quarter of 1999. The advertising cost approximates $8,500,000 for the nine months ended September 30, 1999 as compared with approximately $4,400,000 for the comparable period in 1998, substantially contributing to the net loss of ($2,940,510) for the nine months ended September 30, 1999 as compared to a profit of $4,282,224 for the nine months ended September 30, 1998.

In the last half of 1998, the Company launched Cold-Eeze(R) in a sugar free version of the product to benefit diabetics and other consumers concerned with their sugar intake. Late in the fourth quarter, the Company launched a bubble gum version of Cold-Eeze(R) and in a different therapeutic area, an all-natural nutrition and weight management program called Bodymate(TM). These products have made a significant contribution to the total revenues for the nine months ended September 30, 1999.

The Company continues to use the resources of a contract manufacturer and independent national and international brokers to represent the Company's Cold-Eeze(R) and Bodymate(TM) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Different manufacturing sources are used for the production of the Cold-Eeze(R) bubble gum and sugar free products with the same manufacturer producing the Cold-Eeze(R) lozenge and Bodymate(TM) products. In addition, the lozenge and Bodymate(TM) manufacturer commenced manufacturing exclusively for the Company in 1997, thereby increasing their output and the availability of the product. All three manufacturing sites have the capacity to respond quickly to market requirements.

Manufacturing efficiencies and contract commitments introduced in the first quarter 1997 continue to result in increased product availability, thereby ensuring that domestic and future international product demand can be met.

Results of Operations
---------------------

Three months ended September 30, 1999 compared to three months ended
--------------------------------------------------------------------
September 30, 1998
------------------

For the three months ended September 30, 1999, the Company reported revenues of $4,103,965 and a net income of $18,333 as compared to revenue of $10,747,978 and net income of $3,014,056 for the comparable period ended September 30, 1998. The third quarter results have been adversely affected by the larger than usual inventory levels being held by our customers, indications are that these overstocks may now be significantly diminished. The quarter sales have been helped by the sales resulting from the bubble gum, sugar free and Bodymate(TM) products that which were launched in late 1998.

Cost of Sales as a percentage of net sales for the three months ended September 30, 1999 was 33.2% compared to 29.5% for the comparable period ended September 30, 1998. The increased cost is largely attributable to the higher costs associated with increasing international sales, changes in the product configuration and sales mix that now includes Cold-Eeze(R) in the sugar free and bubble gum form and Bodymate(TM), which were introduced in the latter part of 1998.

For the three months ended September 30, 1999, total operating expenses were $2,875,558 compared to $2,989,663 for the comparable period ended September 30, 1998. The operating expenses have remained high despite less spending on sales and marketing in the third quarter, however, these savings have been offset by extra costs in administration in 1999 compared to 1998.

During the three months ended September 30, 1999, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $2,193,482 (76%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1998 accounted for $2,701,607 (90%) of total operating costs. As a percentage of sales, the 1999 third quarter operating expenses assume a higher percentage to sales compared to the same period in 1998 due to the lower 1999 sales.

Nine months ended  September 30, 1999 compared to nine months ended
-------------------------------------------------------------------
September 30, 1998
------------------

For the nine months ended September 30, 1999, the Company reported revenues of $12,304,186 and a net loss of ($2,940,510), as compared to revenue of $19,337,669 and net income of $4,282,224 for the comparable period ended September 30, 1998. The shortfall in revenue has been influenced by the larger than usual inventories being held by our customers, however indications are that these overstocks may have been significantly reduced. This sales reduction has been somewhat offset by the introduction of Bodymate(TM)
Nutrition and Weight Management Program and also the extension of the Cold-Eeze(R) product line to include bubble gum and sugar free versions. Additionally 1999 has seen a more prolonged demand for Cold-Eeze(R) beyond the peak cold season. Fiscal year 1999 has seen some considerable competitive shifts in terms of the number of competing zinc products exiting the marketplace. This will be beneficial to Cold-Eeze(R) in the long term, however currently these discontinued products are being sold at severely reduced prices in the marketplace resulting in consumer confusion. The result is more intense competition for Cold-Eeze(R) notwithstanding that these zinc products have neither the efficacy nor clinical credibility of Cold-Eeze(R). The advertising programs continue to stress the unique nature of Cold-Eeze(R) so as that consumers can distinguish between Cold-Eeze(R) and the many zinc imitation products that are ineffective in treating the symptoms of the common cold. In addition, the cold remedy market has experienced increased activity during the latter part of 1998 and continuing into 1999 from new herbal cold treatments promoted by national news media announcements, which have affected the growth of Cold-Eeze(R) during this period.

Cost of Sales as a percentage of net sales for the nine months ended September 30, 1999 was 33.1% compared to 29.9% for the comparable period ended September 30, 1998. The 1999 period increased cost of sales reflects a different product mix than that which existed in 1998, due to the introduction of Bodymate(TM), and the extension of Cold-Eeze(R) to include the bubble gum and sugar free versions of the product. These additional lines carry a higher cost of goods percentage than the lozenge version of the Cold-Eeze(R) product. Also, the higher cost of goods associated with international sales is a contributor to the higher 1999 percentage.

For the nine months ended September 30, 1999, total operating expenses were $13,764,501 compared to $7,667,749 for the comparable period ended September 30, 1998. The 1999 operating expenses have remained high, despite reduced sales, primarily due to a continuing investment in advertising and promotion in order to build and expand the Cold-Eeze(R) brand name long term. The program also involved retail support in the product sell-through to the consumer during the first quarter of 1999.

During the nine months ended September 30, 1999, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $11,631,980 (85%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1998 accounted for $6,716,749 (88%) of total operating costs. However, the 1999 total operating costs assume a higher percentage of sales compared to the same period in 1998 due to the lower 1999 comparable sales figures and the higher 1999 advertising and promotion costs. The advertising cost approximates $8,500,000 for the nine months ended September 30, 1999 as compared to approximately $4,400,000 for the comparable period in 1998, and contributed to the Company's net loss of ($2,940,510) for the nine months ended September 30, 1999, as compared to a profit of $4,282,224 for the nine months ended September 30, 1998.


Liquidity and Capital Resources
-------------------------------

The total assets of the Company at September 30, 1999 and December 31, 1998 were $30,834,183 and $48,610,644, respectively. Working capital decreased to $25,983,246 from $43,024,485 during the period. The significant movement within total assets represents the reduction in accounts receivable of $4,220,412, cash and cash equivalents decreasing by $14,923,598, prepaid income taxes increasing by $5,913, prepaid expenses and other current assets increasing by $101,531 and inventory increasing by $607,112. From a working capital perspective, accounts payable, accrued royalties and sales commissions were reduced over the period by $560,905 and $1,154,068 respectively while the advertising accrual increased by $578,200. Total cash balances at September 30, 1999 were $13,408,167, as compared to $28,331,765 at December 31, 1998.

The management of the Company currently believes that the current liquidity and continuing revenues, along with related profits generated, for the remainder of 1999, should provide an internal source of capital to fund the Company's business operations. Additionally, the Company has a revolving line of credit with a commercial bank for $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in May 2000, with interest accruing at the Wall Street Journal prime rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. There were no borrowings under this line during the nine-month period ended September 30, 1999.

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

Capital Expenditures
--------------------

Since the Cold-Eeze(R) and Bodymate(TM) products are manufactured for the Company by an outside source, capital expenditures during 1999 are not anticipated to be material. During the remainder of 1999, the Company expects to incur costs approximating $500,000 in order to complete the renovation of a Company-owned corporate office building.

Year 2000 Compliance
--------------------

The Year 2000 issue relates to the way computer systems and programs define calendar dates; they could fail or make miscalculations due to interpreting a date including "00" to mean 1900, not 2000. Also, many systems and equipment that are not typically thought of as "computer-related" (referred to as "non-IT") contain embedded hardware or software that may have a time element.

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

All four phases have now been completed. The Company has completed all phases for its computer PC applications, operating systems and hardware.

The majority of the Company's non-IT related systems and equipment are currently Year 2000 compliant, based primarily on verbal or written communication with vendors. Compilation of written documentation regarding compliance is now complete. With respect to key business partners, the assessment and strategy phases are in the preliminary stages, with the Company in the process of compiling a compliance list. The Company has and continues to conduct surveys of all its software and hardware vendors, and testing is underway.

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

Since the inception of the project, the Company has not incurred any material external cost with respect to the Year 2000 issue. Internal cost and current estimates based on actual experience to date, project a total expense for the project of less than $60,000. To date, costs of $43,000 have been incurred. The remaining internal cost is not expected to exceed beyond the cost of normal operating expenses. Current year costs are expensed as those costs are incurred. There has not been a material adverse impact on the Company's operations or financial condition as a result of IT projects caused by the Year 2000 project.

With respect to contingency plans for critical systems, the Company has long recognized that there is no viable alternative if these systems are non-compliant. Certification of these systems is now complete. For non-IT systems and equipment and key business partners, the Company will continue to reassess the need for formal contingency plans, based on progress of the Year 2000 efforts by the Company and third parties.

Although the Company's critical systems are Year 2000 compliant, there is no guarantee that compliance by third parties whose systems and operations impact the Company will be completed by the end of 1999. A reasonably possible worst case scenario might include one or more of the Company's key business partners being non-compliant. Such an event could result in a material disruption of the Company's operations. Specifically, the Company could experience an interruption in its ability to collect and process receipts, broadcast commercial advertising, safeguard and manage its invested assets and operating cash accounts, accurately maintain customer information, accurately maintain accounting records, and/or perform adequate customer service. Should the worst case scenario occur, it could, depending on its duration, have a material impact on the Company's results of operations and financial position.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

                          Part II. Other Information
                          --------------------------

Item 1. Legal Proceedings
-------------------------

                                Marjorie Durst

In October 1999, the Company reached a settlement in a lawsuit by an individual named Marjorie Durst that resolved all matters between the Plaintiff and the Company. This legal proceeding was previously reported in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999. The resolution of this dispute is not material to the Company's financial position, results of operations or liquidity.

There have been no other material changes in any of the legal proceedings discussed in the Company's Form 10-Q for the quarter ended June 30, 1999.

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 2. Changes in Securities
-----------------------------

None

Item 3. Defaults Upon Senior Securities
---------------------------------------

None

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

A Special Meeting of Stockholders of the Company was held on October 15, 1999 with 10,337,820 shares eligible to vote. The presence of a quorum was reached and the following proposal was approved by the stockholders:

     To (a) ratify all actions previously taken by officers, directors and agents of the Company relating to: the 1 for 2.74 reverse split of shares of its Common Stock effected by the Company between June 1990 and August 1991 (the "1990 Reverse Split"), (ii) the 1 for 10 reverse split of shares of its Common Stock effected by the Company on January 11, 1996 ("the 1996 Reverse Split"), and (iii) the 2 for 1 forward split of shares of its Common Stock effected by the Company on January 23, 1997 (the "1997 Forward Split"); and (b) approve an amendment to Article IV of the Company's Articles of Incorporation required to, among other things, complete and memorialize the 1990 Reverse Split, the 1996 Reverse Split and the 1997 Forward Split.

     The votes were cast as follows:    For            5,572,850
                                        Against          106,529
                                        Abstentions       54,207

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  Exhibits

          Exhibit 27 - Financial Data Schedule

(b)  Reports on Form 8-K
     There were no Current Reports on Form 8-K filed during the quarter ended September 30, 1999.

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

Date: November 12, 1999