Form 10-K
period 1999-12-31
QUIGLEY CORP
filed 2000-03-20
CIK 868278

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                  For the Fiscal year ended December 31, 1999

                          Commission File No. 01-21617

                            THE QUIGLEY CORPORATION
                            -----------------------
             (Exact name of registrant as specified in its charter)


         Nevada                                            23-2577138
         ------                                            ----------
 (State or other jurisdiction                            (IRS Employer
of incorporation or organization)                     Identification Number)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

          Kells Building, 621 Shady Retreat Road, Doylestown, PA 18901
          ------------------------------------------------------------

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

[X]

As of March 15, 2000, the aggregate market value of the voting stock (all of one class $.0005 par value Common Stock) held by non-affiliates of the Registrant was $21,009,954 based upon the closing price of the Common Stock on that date as reported on the NASDAQ National Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares of each of the Registrant's classes of securities (all of one class of $.0005 par value Common Stock) outstanding on March 15, 2000:
10,349,731.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1. Information set forth in Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                  THE EXHIBIT INDEX IS LOCATED ON PAGES 16-17.

                               TABLE OF CONTENTS

Part I                                                          Page
                                                                ----

Item 1. Description of Business                                 3 - 6

2. Description of Properties                                    6

3. Legal Proceedings                                            6 - 7

4. Submission of Matters to a Vote by Security Holders          7

Part II

5. Market for the Company's Common Equity and Related
   Stockholder Matters                                          7 - 8

6. Selected Financial Data                                      9

7. Management's Discussion and Analysis of Results of
   Operations and Financial Condition                           10 - 13

8. Financial Statements                                         14

9. Change in and  Disagreements  with  Accountants  on
   Accounting and Financial Disclosure                          15

Part III

10. Directors and Executive Officers of the Registrant          15

11. Executive Compensation                                      15

12. Security Ownership of Certain Beneficial
     Owners and Management                                      15

13. Certain Relationships and Related Transactions              15


Part IV

14. Exhibits, Financial Statement Schedules and
    Reports on Form 8-K                                         16 - 20

Forward-Looking Statements
--------------------------

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2000.

                                     PART 1
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------

Business Development
--------------------

The Quigley Corporation (hereinafter referred to as the "Company") is a Nevada corporation which was organized on August 24, 1989 and commenced business operations in October 1989.

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

Description of Business Operations
----------------------------------

Since its inception, the Company has conducted research and development into various types of health-related food supplements and homeopathic cold remedies. Prior to the three months ended December 31, 1996, the Company had minimal revenues from operations and as a result suffered continued losses due to research and development and operations expenses. However, the Company's product line has been developed, and during the year ended December 31, 1997, significant revenues materialized from its national marketing program and increased public awareness of the Cold-Eeze(R) lozenge product.

The Company's initial business was the marketing and distribution of a line of nutritious health supplements (hereinafter "Nutri-Bars"). Beginning in 1995, the Company minimized its marketing of the Nutri-Bars and focused its efforts on the development and marketing of the Company's patented Cold-Eeze(R) zinc gluconate glycine cold relief lozenge product.

Since June 1996, the Company has concentrated its business operations on the manufacturing, marketing and development of its proprietary Cold-Eeze(R) and Cold-Eezer Plus cold-remedy lozenge products and on development of various product extensions. The Company's lozenge products are based upon a proprietary zinc gluconate glycine formula, which in two double-blind clinical studies has shown to reduce the duration and severity of the common cold symptoms. The Quigley Corporation acquired worldwide manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996. By the end of 1998, Bodymate(TM), a new product line, was launched to enter the nutrition and weight management program industry.

Products
--------

Cold-Eeze(R), a zinc gluconate glycine formulation (ZIGG(TM)), is sold in lozenge, bubble gum and sugar-free tablet forms. In May 1992, the Company entered into an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation which was patented in the United States, United Kingdom, Sweden, France, Italy, Canada, Germany, and pending in Japan. This product is presently being marketed by the Company and also through independent brokers and marketers in the United States under the trade names Cold-Eeze(R), Cold-Eeze(R) Sugar Free, and Cold-Eeze(R) Bubble Gum and in Canada under the trade name Zigg-Eeze(TM).

In 1996, the Company also acquired an exclusive license to a zinc gluconate use patent, thereby assuring the Company exclusivity in the manufacturing and marketing of zinc gluconate glycine lozenge formulated cold relief products.

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

On July 15, 1996, results of a new randomized double-blind placebo-controlled study on the common cold were published, which commenced at the Cleveland Clinic Foundation on October 3, 1994. The study called "Zinc Gluconate Lozenges for Treating the Common Cold" was completed and published in the Annals of Internal Medicine - Vol. 125 No. 2. Using a 13.3mg lozenge (almost half the strength of the lozenge used in the Dartmouth Study), the result still showed a 42% reduction in the duration of the common cold symptoms.

At the very end of 1998, the first product of the Bodymate(TM) line was launched in a test market to enter the nutrition and weight management industry. The unique proprietary delivery system and naturalness of this product, with the main ingredients of Garcinia Cambogia and chromium, offers instant satisfaction and gratification to those attempting to lose weight. It is believed that the ingredients in this product may block an enzyme necessary for the formation of fats from carbohydrates, and affects the appetite to bring about a feeling of fullness.

Patents, Trademarks, Royalty and Commission Agreements
------------------------------------------------------

The Company currently owns no patents. However, the Company has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation, which are patented as follows:

 United States:  No. 4 684 528 (August 4, 1987)
                 No. 4 758 439 (July 19, 1988)

       Germany:  No. 3,587,766 (March 2, 1994)

France & Italy:  No. EP 0 183 840 B1 (March 2, 1994)

        Sweden:  No. 0 183 840 (March 2, 1994)

        Canada:  No. 1 243 952 (November 1, 1988)

 Great Britain:  No. 2 179 536 (December 21, 1988)

         Japan:  Pending


In 1996, the Company also acquired an exclusive license for a United States zinc gluconate use patent number RI 33,465 from the patent holder. This use patent gives the Company exclusive rights to both the use and formulation patents on zinc gluconate for reducing the duration and severity of the common cold symptoms.

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

Product Distribution and Customers
----------------------------------

The Company has several Broker, Distributor and Representative Agreements, both Nationally and Internationally, which are sales performance-based. Additionally, prior to 1998, the Company issued incentive common stock purchase options to its Brokers, Distributors and Representatives.

The Cold-Eeze(R) lozenge products are distributed through numerous independent and chain drug and discount stores throughout the United States, including the Walgreen Company, Bindley-Western Drug Company, Revco, Albertsons, CVS, Rite-Aid, Eckerd Drug Company, Phar-Mor Inc., Wal-Mart, Target, The Kroger Company, Safeway Inc., SAM'S Club, BJ's Wholesale Club, Costco Wholesale, Drug Emporium, K-Mart Corporation, and wholesale distributors including McKesson Drug Company, Bergen Brunswig Drug Company, US Health Distributors, and AmeriSource.

The Company is not dependent on any single customer as the broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume. The top five represent 39%, 38% and 68% of sales revenue for the years ended December 31, 1999, 1998 and 1997, respectively.

Research and Development
------------------------

The Company's research and development costs for the years ended December 31, 1999, 1998 and 1997, were $297,650 $256,492, and $79,784, respectively. Future research and development expenditures are anticipated in order to develop extensions of the Cold-Eeze(R) product, including potential unrelated new products in the consumer health care industry, that are primarily supported by clinical studies, for efficacious long-term products that can be coupled with possible line extensions derivatives for a family of products.

Regulatory Matters
------------------

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. The Company's Cold-Eeze(R) product is a homeopathic remedy, which is subject to regulation by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of, providing its products. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect including the Food, Drug and Cosmetics Act of 1938 and the Homeopathic Pharmacopoeia Regulatory Service. Although it is possible that our future results of operations could be materially affected by the future costs of compliance, we believe that the future costs will not have a material adverse effect on our financial position or on our competitive position.

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

Employees
---------

At December 31, 1999 the Company had 15 full-time employees, all of whom were involved in an executive, marketing or administrative capacity. None of the Company's employees are covered by a collective bargaining agreement or is a member of a union.

Suppliers
---------

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar-free tablet form. The Cold-Eeze(R) lozenge and Bodymate(TM) products are manufactured by a third party manufacturer that produces exclusively for the Company. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company's operations with the exception of bubble gum, which cannot be duplicated. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw materials used in the production of the products are available from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

During November 1999 the Company moved to its new executive office building at 621 Shady Retreat Road, Doylestown. This property, with an area of approximately 13,000 square feet, was purchased in November 1998 and refurbished during 1999. The total cost of acquisition and refurbishment to date has been approximately $1.6 million. The Company occupies warehouse space in Las Vegas, Nevada. This Nevada location has a three-year lease that expires in July 2000. The Company also stores its product in three additional warehouses in Pennsylvania with storage charges based upon the quantities of product being stored. The monthly aggregate lease payments are $2,129, the charge being reduced over prior years due to the discontinuance of the New Britain warehouse lease and the relocation from the leased Landmark Building to the Company-owned executive offices at Shady Retreat Road. The Company believes that its existing warehousing facilities are adequate.

ITEM 3. LEGAL PROCEEDINGS
        -----------------

                               Goldblum and Wayne

In March, 1997, the Company was sued by two individuals (Thomas Goldblum and Alan Wayne) in the Court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Plaintiffs became the owners of 500,000 shares each of the Company's Common Stock in or about 1990, and requests damages in excess of $100,000 for breach of contract and conversion. During the second quarter of 1999, the Company was made aware that the Plaintiffs took the position that the Company's 1990 pre-public 1 for 2.74 reverse split and 1995 1 for 10 reverse split did not apply to the shares claimed by them. The Company is vigorously defending this lawsuit and has denied any liability to the Plaintiffs because they did not perform agreed upon services as a condition to the receipt of the shares from the Company. The Company also believes that the Plaintiffs' claims are barred by the applicable statutes of limitations, and that the Plaintiffs' claims are, in any event, limited to claims for approximately 36,000 shares each. Although the Company believes the Plaintiffs claim to be without merit, the case is still in the discovery stages and no prediction can be made as to its outcome.

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

To (a) ratify all actions previously taken by officers, directors and agents of the Company relating to: (i) the 1 for 2.74 reverse split of shares of its Common Stock effected by the Company between June 1990 and August 1991 (the "1990 Reverse Split"), (ii) the 1 for 10 reverse split of shares of its Common Stock effected by the Company on January 11, 1996 (the "1996 Reverse Split"), and (iii) the 2 for 1 forward split of shares of its Common Stock effected by the Company on January 23, 1997 (the "1997 Forward Split"); and (b) approve an amendment to Article IV of the Company's Articles of Incorporation required to, among other things, complete and memorialize the 1990 Reverse Split, the 1996 Reverse Split and the 1997 Forward Split.

The  votes were cast as follows:         For           5,572,850
                                         Against         106,529
                                         Abstentions      54,207


                                    PART II
                                   --------

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
        ------------------------------------------------------------------

Market Information
------------------

The Company's Common Stock, $.0005 par value, is currently traded on the NASDAQ National Market under the trading symbol "QGLY". The price set forth in the following table represents the high and low sale prices for the Company's common stock.

                                        Common Stock
                                        ------------

                             1999                         1998
                    ----------- -----------     ------------ --------------
 Quarter Ended         High        Low             High           Low

 March 31             $6.875      $4.906          $16.438       $9.500
 June 30              $5.250      $4.688          $13.250       $6.250
 September 30         $5.938      $2.906          $9.750        $6.625
 December 31          $3.969      $1.563          $7.750        $4.938

From July 1997 to May 1998, the Company's securities were traded on the NASDAQ SmallCap Market. Since May 1998, the Company's securities are traded on the NASDAQ National Market and consequently stock prices are available daily as generated by the National Market established quotation system.

Holders
-------

As of December 31, 1999, there were approximately 368 holders of record of the Company's Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company's securities for their respective clients. The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above.

Dividends
---------

The Company has never declared, nor has it paid, any cash dividends on its Common Stock. At this time the Company intends to retain its earnings to finance future growth, and as a result does not anticipate paying any cash dividends on its Common Stock in the immediate future.

Warrants and Options
--------------------

In addition to the Company's aforesaid outstanding Common Stock, there are, as of December 31, 1999, issued and outstanding Common Stock Purchase Warrants and Options which are exercisable at the price-per-share stated and expire on the date indicated, as follows:

Description          Number       Exercise Price         Expiration Date
                 -----------      --------------        -----------------
CLASS "D"            590,000           $0.500           December 14, 2000
CLASS "E"          1,150,000           $1.750               June 30, 2001
CLASS "F"            225,000           $2.500            November 4, 2001
CLASS "G"            945,000          $10.000                 May 5, 2002
Warrants             409,900           $1.750          September 30, 2001
Option Plan          550,500           $9.680            December 1, 2007
Option Plan          409,000           $5.125               April 6, 2009

ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The Company changed its fiscal year-end from September 30 to December 31 on January 2, 1997. The following table sets forth the selected financial data of the Company for, and at the end of (i) the years ended September 30, 1995 and 1996, (ii) the three months ended December 31, 1996 and (iii) the years ended December 31, 1997, 1998 and 1999.

The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto appearing elsewhere herein.





(Amounts in thousands, except                                                             Three Months
    per share data)                              Year Ended   Year Ended    Year Ended    Year Ended     Year Ended     Year Ended
                                                December 31,  December 31,  December 31,  December 31, September 30,  September 30,
                                                   1999         1998          1997           1996           1996           1995
                                                ------------  ------------  ------------  -----------  -------------  --------------
Statement of Income Data:

Net Sales ...................................   $ 24,820      $ 36,354      $ 70,173      $  4,092     $  1,050        $    502
Gross Profit ................................     16,941        25,477        48,745         2,717          766             390
Net Income (Loss) ...........................     (4,204)        6,809        20,967         1,676         (694)           (153)

Basic earnings/(loss) per
    common share ............................   ($  0.37)     $   0.51      $   1.72      $   0.15    ($   0.08)      ($   0.02)
Diluted earnings/(loss) per
    common share.............................   ($  0.37)     $   0.46      $   1.43      $   0.12    ($   0.08)      ($   0.02)
Weighted average common
    shares outstanding:
Basic .......................................     11,352        13,335        12,181        11,087       8,131            6,723
Diluted .....................................     11,352        14,944        14,634        13,611       8,131            6,723


                                                   As of         As of         As of         As of          As of          As of
                                                December 31,  December 31,  December 31,  December 31,  September 30,  September 30,
                                                   1999         1998          1997           1996           1996           1995
                                                ------------  ------------  ------------  -----------  -------------  --------------
Balance Sheet Data:

Working capital .............................   $ 23,621      $ 43,024      $ 41,141      $  5,206     $    911        $    287
Total assets ................................     33,271        48,611        49,847         6,950        1,368             437
Stockholders' equity ........................     26,216        44,607        41,748         5,544        1,243             299



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Overview
--------

During 1999, the Company continued to manufacture, market and promote its Cold-Eeze(R) and Bodymate(TM) products through numerous independent and chain drug and discount stores throughout the United States. In 1998 the Company commenced selling internationally and is continuously looking for additional opportunities. Toward the end of 1998 the Company launched Cold-Eeze(R) in both the sugar-free and bubble gum form along with Bodymate(TM), a weight management program. The Cold-Eeze(R) sugar-free form is especially beneficial to diabetics and other consumers concerned with their sugar intake. Currently, Cold-Eeze(R) is the only zinc gluconate glycine product clinically proven to reduce the severity and duration of the common cold symptoms, the efficacy of the product having been established following the publication of a second double-blind study in July 1996. The Company continued supplying international markets in 1999, with sales to the Peoples Republic of China and Israel. The demand for the product is seasonal, with the third and fourth quarters of 1999 providing the largest sales volume, with the first quarter having experienced a longer than usual selling season.

The 1999 sales revenue was $24,819,942  compared to $36,354,155 and $70,172,563 for 1998 and 1997, respectively. The decrease in sales in 1999 is attributable to increased competition with the addition of herbal and zinc remedies that have not been clinically proven to counteract the symptoms of the common cold. Some unproven zinc products were discontinued in 1999 resulting in clearance selling at severely discounted prices. This increased activity and incessant marketing resulted in consumer confusion with the distinction between what products claim they can achieve and what they have been proven to achieve becoming unclear. Additionally, during 1999, Cold-Eeze(R) has been subject to various inaccurate media reports appearing to discredit its proven efficacy. In common with other markets, 1999 experienced increased consolidation between retail chains resulting in reduced pipeline inventories and subsequent reorders of Cold-Eeze(R). The Company increased its advertising effort in order to clarify and establish Cold-Eeze(R) as a branded cold remedy clinically proven to significantly reduce the duration and severity of the common cold symptoms.

The Company continues to use the resources of independent national and international brokers to represent the Company's Cold-Eeze(R) and Bodymate(TM) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Manufacturing of the products is currently being carried out at three separate independent locations, with different manufacturers being used for the Cold-Eeze(R) bubble gum and sugarfree products and the same manufacturer producing the Cold-Eeze(R) lozenge and the Bodymate(TM) Nutrition and Weight Management Program. The lozenge and Bodymate(TM) manufacturer commenced manufacturing exclusively for the Company in 1997, thereby increasing their output and the availability of the product and, as a result, eliminating the occurrence of backorders. All three manufacturing sites have the capacity to respond quickly to market requirements.

The change in manufacturing availability allowed the Company to commence selling internationally in 1998. In February 1998, the Company reached an agreement with GenPharm, Inc., a wholly-owned subsidiary of Merck KGaA of Germany for exclusive distribution of Cold-Eeze(R) in the Canadian market. In December 1998, the Company reached an agreement with a Hong Kong-based Chinese distribution company for the exclusive distribution of Cold-Eeze(R) in the Peoples Republic of China. This exclusivity is predicated on minimum sales levels being met each year, that in total must reach at least $52 million over the 7-year life of the agreement. Future revenues, costs, margins and profits will continue to be influenced by the Company's ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities in order to continue to compete on a national and international level.

Results of Operations
---------------------

Twelve months ended December 1999 compared with same period 1998
----------------------------------------------------------------

For the year ended December 31, 1999, the Company had revenues of $24,819,942 and a net loss of ($4,203,785), compared to revenues of $36,354,155 and net income of $6,809,526 for the comparable period in 1998. 1999 experienced a slow down in sales for various reasons. During the course of the year a large number of zinc products left the market leading to the lowering of prices by these competitors, resulting in these zinc products catching the attention of the consumer. Additionally, the marketplace experienced the influx of herbal remedies and nutritional supplements resulting in consumer confusion. The high inventory levels that were being held by our customers from previous years, along with the consolidation of customers, all reduced sales for the year. The 1999 results were adversely affected by the change in the effective tax rate from 39% to 31% due to the provision of a valuation allowance equaling the total deferred tax asset.

Cost of Goods Sold, as a percentage of sales in 1999, was 31.7%, up 1.8% from the 1998 level of 29.9%. The increase in 1999 is attributable to the contribution to sales made by Bodymate(TM) and the bubble gum form of Cold-Eeze(R), both of which carry a higher unit cost of goods percentage. The Cold-Eeze(R) lozenge product continues to be manufactured in an efficient and cost effective manner, with this making up the majority of the sales activity.

Total operating costs for 1999 were $23,928,313 compared to $15,762,598 for 1998. The main reason for the increase was the necessity to promote the unique, proven properties of the Cold-Eeze(R) products in light of the influx of competing new products into the marketplace. This was addressed through increased radio and television advertising at appropriate times during the year. During 1999, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $21,368,130 (90%) of the total of $23,928,313.

Total assets of the Company at December 31, 1999 and 1998 were $33,271,056 and $48,610,644 respectively. Working capital decreased by $19,403,816 to $23,620,669 at December 31, 1999. The main factors contributing to the reduction in these two categories were the cash expended in the repurchase of Company stock to treasury totaling $14,788,193, during the course of the year, as reflected in total shareholders' equity, together with losses incurred during the year, offset by the increase in current liabilities.

Twelve months ended December 31, 1998 compared with same period 1997
--------------------------------------------------------------------

The year ended December 31,1998 produced revenues of $36,354,155 and net income of $6,809,526 compared to revenues of $70,172,563 and net income of $20,966,862 for the comparable period in 1997. The reasons for the slow down in sales in 1998 included mild weather conditions which are reflected in lower incidence of consumers' colds combined with the effect of new herbal cold treatments promulgated through national news media announcements. Additionally, due to greater output availability at the manufacturing site, product lead-time was reduced from six or more weeks in 1997 to two weeks in 1998 resulting in the customer being able to order product closer to their needs.

Cost of Goods Sold, as a percentage of net sales, decreased by 0.6%, down to 29.9% in 1998 from 30.5% in 1997. The reduction in 1998 resulted from efficiencies implemented by the manufacturer in 1997 that continued to be beneficial in 1998 and combined with effect of a change in accounting estimates. These gains were offset by a repackaging charge of approximately 0.5% of net sales, higher cost margins for different product configurations and international sales.

The year 1998 operating expenses were $15,762,598 compared to $13,798,827 in the comparable period of 1997. The increase over 1997 is primarily as a result of advertising and marketing spending to further establish and grow the product. During 1998, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $13,805,588 (88%) of the total of $15,762,598.

The total assets of the Company at December 31, 1998 and 1997 were $48,610,644 and $49,847,090 respectively. Working capital increased by $1,883,938 to $43,024,485 at December 31, 1998. The significant movements in these categories represent a slowdown in sales in 1998, the reduction in the components of current liabilities and changes in funds or paid-in-capital as a result of the sale or exercise of the Company's Common Stock, options and warrants. Additionally, during the course of 1998, the Company repurchased a quantity of the Company's Common Stock.

Twelve months ended December 31, 1997 compared with same period 1996
--------------------------------------------------------------------

For 1997, the Company reported revenues of $70,172,563 and net income of $20,966,862, as compared with revenues of $4,993,496 and net income of $986,392 for the comparable period ended December 31, 1996. This substantial increase in revenue is primarily attributable to the market acceptance of the Cold-Eeze(R) lozenge product. The year 1997 saw Cold-Eeze(R) become a formidable force in the marketplace as a unique remedy to reduce the severity and duration of the common cold symptoms. This resulted from the release of the results of The Cleveland Clinic Study in July 1996, a national marketing program that commenced in the fourth quarter of 1996 together with national exposure in the media, such as NBC's PrimeTime network national news program and "20/20" on ABC in January 1997. Sales in the transition quarter ended December 31, 1996 were $4,091,653.

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

Material Commitments and Significant Agreements
-----------------------------------------------

As a result of all of the Company's products being manufactured by outside sources, any capital expenditure expected to be incurred during 2000 is not anticipated to be material. The Company has agreements in place with these manufacturers, which insure a reliable source of product for the future. The facility producing the Cold-Eeze(R) lozenge and the Bodymate product manufactures exclusively for the Company.

The Company has agreements in place with independent brokers whose function it is to represent the Company, in a product sales and promotion capacity, throughout the United States and internationally. The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

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

The Company has committed to advertising costs approximating $5,100,000 relating to 2000. Additional advertising costs are expected to be incurred for the remainder of 2000.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $23,620,669 and $43,024,485 at December 31, 1999 and 1998, respectively. The decrease in working capital is due, primarily, to the increase in the components of current liabilities together with the cash used in the repurchase of Company Common stock during 1999. Total cash balances at December 31, 1999 were $13,990,475 as compared to $28,331,765 at December 31, 1998.

The  Company  believes  that its  increased  marketing  efforts  and  increased national publicity concerning the Cold-Eeze(R) products, the Company's increased manufacturing availability, newly available products, further growth in international sales together with its current working capital should provide an internal source of capital to fund the Company's business operations. In addition to anticipated funding from operations, the Company may raise capital through the issuance of equity securities to finance anticipated growth.

Throughout 1999 the Company repurchased a total of 2,816,631 shares at a cost of $14,788,193.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company's (a) short-term or long-term liquidity, or (b) net sales, revenues or income from continuing operations. Any challenge to the Company's patent rights could have a material adverse effect on future liquidity of the Company; however, the Company is not aware of any condition that would make such an event probable.

The Company has a revolving line of credit with a commercial bank for $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in May 2000, with interest accruing at the Prime Rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. There were no borrowings under available lines during the twelve-month periods ended December 31, 1999 or 1998.


Impact of Inflation
-------------------

The Company is subject to normal inflationary trends and anticipates that any increased costs should be passed on to its customers.


Year 2000 Compliance
--------------------

At this time no year 2000 issues have become apparent and management is not currently aware of any items that would have a material impact on the Company's results of operations and financial position.

ITEM 8  FINANCIAL STATEMENTS
        --------------------

INDEX TO FINANCIAL STATEMENTS                                   Page
                                                                ----

Balance Sheets as of December 31, 1999 and 1998                 F-1

Statements of Income for the years ended
   December 31, 1999, 1998 and 1997                             F-2

Statements of Stockholders' Equity for the years
   ended December 31, 1999, 1998, and 1997                      F-3

Statements of Cash Flows for the years ended
   December 31, 1999,  1998, and 1997                           F-4 to F-5

Notes to Financial Statements                                   F-6 to F-15

Responsibility for Financial Statements                         F-16

Report of Independent Accountants                               F-17


                            THE QUIGLEY CORPORATION
                                 BALANCE SHEETS

                                    ASSETS          December 31,    December 31,
                                                        1999            1998
                                                    ------------   -------------

CURRENT ASSETS:

Cash and cash equivalents .........................   $13,990,475   $28,331,765
Accounts  receivable (less doubtful
  accounts of $239,065 and $182,079) ..............     6,639,687     7,575,366
Inventory .........................................     6,170,005     6,522,612
Prepaid income taxes ..............................     2,485,247     2,565,321
Prepaid expenses and
   other current assets ...........................     1,390,702     1,635,099
Deferred income  taxes ............................          --         397,489
                                                      -----------   -----------
           TOTAL CURRENT ASSETS ...................    30,676,116    47,027,652
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - net ...............     1,943,313     1,041,386
                                                      -----------   -----------

OTHER ASSETS:

Patent rights - Less accumulated amortization......       197,463       285,224
Other assets ......................................       454,164       256,382
                                                      -----------   -----------
           TOTAL OTHER ASSETS .....................       651,627       541,606
                                                      -----------   -----------

TOTAL ASSETS ......................................   $33,271,056   $48,610,644
                                                      ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable ...............................     $    395,778  $    758,033
Accrued royalties and sales commissions ........        1,722,715     2,085,446
Accrued advertising ............................        4,523,901       561,266
Accrued freight ................................          104,263        37,082
Other current liabilities ......................          308,790       561,340
                                                     ------------   ------------
           TOTAL CURRENT LIABILITIES ...........        7,055,447     4,003,167
                                                     ------------   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Common stock, $.0005 par value; authorized 50,000,000;
   Issued 14,831,384 and 14,409,058 shares......            7,415         7,205
Additional paid-in-capital .....................       28,807,108    28,207,208
Retained earnings ..............................       22,445,670    26,649,455
Less: Treasury stock, 4,481,653 and
   1,665,022 shares, at cost....................      (25,044,584)  (10,256,391)
                                                     ------------   ------------
           TOTAL STOCKHOLDERS' EQUITY ..........       26,215,609    44,607,477
                                                     ------------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....     $ 33,271,056  $ 48,610,644
                                                     ============   ============


                 See accompanying notes to financial statements
                                      F-1


                            THE QUIGLEY CORPORATION
                              STATEMENTS OF INCOME

                                               Year Ended      Year Ended    Year Ended
                                              December 31,    December 31,  December 31,
                                                  1999            1998          1997
                                              ------------    -----------   ------------
NET SALES .................................   $ 24,819,942    $36,354,155   $ 70,172,563
                                              ------------    -----------   ------------

COST OF SALES .............................      7,879,303     10,877,594     21,427,888
                                              ------------    -----------   ------------


GROSS PROFIT ..............................     16,940,639     25,476,561     48,744,675
                                              ------------    -----------   ------------

OPERATING EXPENSES:

      Sales and marketing .................     17,938,002     10,476,030      7,741,428
      Administration ......................      5,990,311      5,286,568      6,057,399
                                              ------------    -----------   ------------
TOTAL OPERATING EXPENSES ..................     23,928,313     15,762,598     13,798,827
                                              ------------    -----------   ------------

INCOME (LOSS) FROM OPERATIONS .............     (6,987,674)     9,713,963     34,945,848

INTEREST INCOME ...........................        881,274      1,449,194        292,575
                                              ------------    -----------   ------------

INCOME (LOSS) BEFORE TAXES ................     (6,106,400)    11,163,157     35,238,423
                                              ------------    -----------   ------------

INCOME TAXES EXPENSE (BENEFIT) ............     (1,902,615)     4,353,631     14,271,561
                                              ------------    -----------   ------------

NET INCOME (LOSS) .........................   ($ 4,203,785)   $ 6,809,526   $ 20,966,862
                                              ============    ===========   ============

Earnings/(Loss) per common share:

      Basic ...............................   ($      0.37)   $      0.51   $       1.72
                                              ============    ===========   ============

      Diluted .............................   ($      0.37)   $      0.46   $       1.43
                                              ============    ===========   ============


Weighted average common shares outstanding:

      Basic ...............................     11,351,960     13,334,684     12,181,020
                                              ============    ===========   ============

      Diluted .............................     11,351,960     14,944,172     14,633,999
                                              ============    ===========   ============



                 See accompanying notes to financial statements
                                      F-2


                            THE QUIGLEY CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                 Common                       Additional                   Retained      Stockholders'
                                  Stock          Issued        Paid-in-     Treasury       Earnings      Subscription
                                 Shares          Amount        Capital       Stock        (Deficit)       Receivable        Total
                                ----------   ------------   ------------  ------------  -------------  ------------    ------------

Balance January 1, 1997 ....    12,099,192   $      6,049   $  7,010,244                ($ 1,126,933)  ($   345,856)   $  5,543,504

Shares issued for services .        21,054             11        212,894                                                    212,905

Subscription sales .........        17,884              8         75,998                                                     76,006

Shares for subscription
    receivable .............                                                                                345,856         345,856

Warrants issued for contract
    termination costs                                            609,000                                                    609,000

Treasury stock .............      (486,862)                    1,145,358  ($ 1,145,358)                                        --

Tax benefits from options,
    warrants & common stock                                   11,148,083                                                 11,148,083

Exercise of options and
    warrants issued for
    services................                                     438,501                                                    438,501

Proceeds from options and
    warrants exercised .....     1,653,228            828      2,406,473                                                  2,407,301

Net income year ended
    December 31, 1997 ......                                                               20,966,862                    20,966,862
                               -----------   ------------   ------------  ------------   ------------   ------------    -----------
Balance December 31, 1997 ..    13,304,496          6,896     23,046,551    (1,145,358)    19,839,929           --       41,748,018
                               -----------   ------------   ------------  ------------   ------------   ------------    -----------

Treasury stock .............    (1,178,160)                                 (9,111,033)                                  (9,111,033)

Tax benefits from options,
    warrants & common  stock                                   3,512,205                                                  3,512,205

Exercise of options and
    warrants issued for
    services................                                     981,785                                                    981,785

Proceeds from options and
    warrants exercised .....       617,700            309        666,667                                                    666,976

Net income year ended
    December 31, 1998 ......                                                                6,809,526                     6,809,526
                               -----------   ------------   ------------  ------------   ------------   ------------    -----------
Balance December 31, 1998 ..    12,744,036          7,205     28,207,208   (10,256,391)    26,649,455           --       44,607,477
                               -----------   ------------   ------------  ------------   ------------   ------------    -----------

Treasury stock .............    (2,816,631)                                (14,788,193)                                 (14,788,193)

Tax benefits from options,
    warrants & common  stock                                    697,208                                                     697,208

Tax valuation allowance                                        (697,208)                                                   (697,208)

Warrants issued for services                                    202,975                                                     202,975

Proceeds from options and
    warrants exercised .....       422,326            210       427,289                                                     427,499

Other ......................                                    (30,364)                                                    (30,364)

Net loss year ended
    December 31, 1999 ......                                                               (4,203,785)                   (4,203,785)
                               -----------   ------------   ------------  ------------   ------------   ------------    -----------
Balance December 31, 1999 ..    10,349,731   $      7,415   $ 28,807,108  ($25,044,584)  $ 22,445,670           --     $ 26,215,609
                               -----------   ------------   ------------  ------------   ------------   ------------    -----------




                 See accompanying notes to financial statements
                                      F-3



                            THE QUIGLEY CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                             Year Ended     Year Ended       Year Ended
                                                             December 31,   December 31,    December 31,
                                                                1999            1998            1997
                                                            ------------    ------------    ------------
OPERATING ACTIVITIES:

Net income (loss) .......................................   ($ 4,203,785)   $  6,809,526    $ 20,966,862
                                                            ------------    ------------    ------------
Adjustments to reconcile net income (loss) to
    net cash provided  by operations:

      Depreciation and amortization .....................        229,812         206,640         133,323
      Expenditures paid with common stock ...............        202,975         981,785       1,131,025
      Deferred income taxes .............................        397,489         193,756        (171,617)
      (Increase) decrease in assets:
           Accounts receivable ..........................        935,679       3,276,207      (8,650,749)
           Inventory ....................................        352,607       1,204,145      (7,426,025)
           Prepaid expenses and other current assets ....         41,422        (621,471)     (1,001,045)
           Prepaid income taxes .........................         80,074         982,736      (3,117,499)

      Increase (decrease) in liabilities:
           Accounts payable .............................       (362,255)       (357,587)        983,823
           Accrued royalties and sales commissions ......       (362,731)     (2,645,410)      4,100,211
           Accrued advertising ..........................      3,962,635         358,510         202,756
           Accrued freight ..............................         67,181        (431,495)        464,107
           Other current liabilities ....................        (79,939)     (1,009,923)      1,379,883
                                                            ------------    ------------    ------------
                Total adjustments .......................      5,464,949       2,137,893     (11,971,807)
                                                            ------------    ------------    ------------

     NET CASH PROVIDED BY OPERATING
       ACTIVITIES .......................................      1,261,164       8,947,419       8,995,055
                                                            ------------    ------------    ------------

     CASH FLOWS USED IN INVESTING
       ACTIVITIES:

        Capital expenditures ............................     (1,043,978)       (998,075)       (121,008)
        Other assets ....................................       (197,782)       (184,086)        (68,907)
                                                            ------------    ------------    ------------

     NET CASH FLOWS USED IN INVESTING
       ACTIVITIES .......................................     (1,241,760)     (1,182,161)       (189,915)
                                                             ------------    ------------    ------------

     CASH FLOWS FROM FINANCING
       ACTIVITIES:

        Tax benefits from stock options, warrants & stock           --         3,512,205      11,148,083
        Proceeds from exercises of options and warrants .        427,499         666,976       2,407,301
        Proceeds from common stock issued ...............           --              --            76,006
        Due from attorney's escrow account ..............           --              --           260,000
        Change in stockholders' subscription receivable .           --              --           345,856
        Repurchase of common stock ......................    (14,788,193)     (9,111,033)           --
                                                            ------------    ------------    ------------
        NET CASH FLOWS FROM FINANCING
        ACTIVITIES:                                          (14,360,694)    (4,931,852)      14,237,246
                                                            ------------    ------------    ------------

        NET INCREASE/(DECREASE) IN CASH .................    (14,341,290)      2,833,406      23,042,386

     CASH & CASH EQUIVALENTS,

        BEGINNING OF PERIOD .............................     28,331,765      25,498,359       2,455,973
                                                            ------------    ------------    ------------
     CASH & CASH EQUIVALENTS,
        END OF PERIOD ...................................   $ 13,990,475    $ 28,331,765    $ 25,498,359
                                                            ============    ============    ============


                 See accompanying notes to financial statements
                                      F-4

                            THE QUIGLEY CORPORATION
                      STATEMENTS OF CASH FLOWS (continued)


Supplemental disclosure of cash flow information
------------------------------------------------



                                           Year Ended   Year Ended   Year Ended
                                          December 31, December 31, December 31,
                                              1999         1998         1997
                                               $            $            $
                                          --------------------------------------

Income taxes paid                        .      --        283,669     6,650,000
-------------------------------------------------------------------------------

Non-cash investing and financing:
Capital expenditures                            --          --           (7,905)
Patent rights                                   --          --         (205,000)
Common stock issued for services performed      --          --        1,358,263
Treasury stock cost                             --          --       (1,145,358)








                 See accompanying notes to financial statements
                                      F-5

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Quigley Corporation (the "Company") was organized under the laws of the State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products. The products are fully developed and are being offered to the general public. For the most recent fiscal periods, the Company has concentrated its efforts on the promotion of a product known as "Cold-Eeze(R)" in the United States. This product serves the cold remedy market. The demand for the product is seasonal, with, in general, the third and fourth quarters representing the largest sales volume. In December 1998 the Company launched a nutrition and weight management program called Bodymate(TM).

Principles of Accounting

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventories

Inventories are stated at the lower of cost or market. The Company uses the first-in, first-out ("FIFO") method of determining cost for all inventories. Inventories are primarily comprised of finished goods.

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The annual provision for depreciation has been computed principally in accordance with the following ranges of estimated asset lives: building and improvements - twenty years; machinery and equipment
- five to seven years; computer software - three years; vehicles - five years; and furniture and fixtures - seven years.

Patent Rights

Patent rights are amortized on a straight-line basis over the period of the related licensing agreements, which approximate 67 months. Amortization costs incurred for the years ended December 31, 1999, December 31, 1998, and December 31, 1997 were $87,761, $87,762 and $100,000, respectively. Accumulated amortization at December 31, 1999, December 31, 1998 and December 31, 1997, is $292,538, $204,777, and $117,015, respectively.

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

Trade accounts receivable potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company's broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 39% for the year ended December 31, 1999, 38% for the year ended December 31, 1998, and 68% for the year ended December 31, 1997. During 1999, approximately 94% of the Company's revenues originated in the United States with the remainder being attributable to international trade.

The Company currently uses three separate suppliers to produce Cold-Eeze(R) in lozenge, bubble gum, and sugar-free tablet form. Substantially all of the Company's revenues are currently generated from the sale of the Cold-Eeze(R) product. The lozenge form is manufactured by a third party manufacturer that produces exclusively for the Company. The other forms are manufactured by third parties that produce a variety of other products for other customers. Should these relationships terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company's operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

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

Royalties

The Company includes royalties and founders commissions incurred as cost of products sold based on agreement terms.

Advertising

Advertising costs are generally expensed within the period to which they relate. Advertising cost incurred for the year ended December 31, 1999, December 31, 1998 and December 31, 1997, was $16,132,888, $9,221,225, and
$3,050,210, respectively. Included in prepaid expenses and other current assets was $448,908 and $998,370 at December 31, 1999 and 1998, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the year incurred. Expenditures for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 were $297,650, $256,492 and $79,784, respectively.

Income Taxes

The Company utilizes an asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates. See Note 6 for further discussion.

NOTE 2 - CHANGES IN ACCOUNTING ESTIMATES

During 1998, the Company made certain changes in accounting estimates totaling $1,243,677, after tax, as a result of new information becoming available. Included in this amount was a provision for contingencies, which was no longer necessary, and reductions in operating expenses which did not materialize.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:   December 31, 1999         December 31, 1998
                                    -----------------         -----------------

Land                                        $152,203                $152,203
Buildings and improvements                 1,415,771                 558,077
Machinery and equipment                      321,157                 238,129
Computer software                             48,638                  42,442
Vehicles                                     207,165                 207,165
Furniture and fixtures                       113,746                  16,686
                                     -----------------     -------------------
                                           2,258,680               1,214,702
Less: Accumulated  depreciation              315,367                 173,316
                                     -----------------     -------------------
Property, Plant and Equipment, net        $1,943,313              $1,041,386
                                     =================     ===================


Depreciation expense for the years ended December 31, 1999, December 31, 1998 and December 31, 1997 was $142,051, $118,878 and $33,323, respectively.

NOTE 4 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

During 1996, the Company entered into a licensing agreement resulting in the utilization of the zinc gluconate patent. In return for the acquisition of this license, the Company issued a total of 240,000 shares of common stock to the patent holder and attorneys during 1996 and 1997. The related intangible asset, approximating $490,000, has been valued at the fair value of these shares at the date of the grant. This asset value is being amortized over the remaining life of the patent which expires in March 2002. The Company is required to pay a 3% royalty on sales collected, less certain deductions, to the patent holder throughout the term of this agreement, which also expires in 2002.

The Company also maintains a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation. In return for exclusive distribution rights, the Company must pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, expiring in 2007. Additionally, a founder's commission totaling 5%, on sales collected, less certain deductions, is paid to two of the officers whose agreements expire in 2005.

All of the aforementioned individuals receiving royalties and commissions are also stockholders of the Company. The expenses for the respective periods relating to such agreements amounted to $2,638,727, $3,784,340, $8,870,828, for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, respectively. Amounts accrued for these expenses at December 31, 1999 and December 31, 1998 were $1,337,193 and $1,592,917, respectively.

NOTE 5- LINE OF CREDIT

The Company has a revolving line of credit with a commercial bank for $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in May 2000, with interest accruing at the Prime Rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. There were no borrowings under available lines during the twelve-month period ended December 31, 1999 or 1998.

NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:


                                     Year Ended      Year Ended      Year Ended
                                     December 31,   December 31,    December 31,
                                          1999          1998            1997
                                     ------------    ----------     ------------
Current:
Federal                              ($1,181,327)   $3,537,579      $12,161,445
  State                                     -          622,296        2,281,733
                                     ------------    ----------     ------------
                                     ($1,181,327)    4,159,875       14,443,178
                                     ------------    ----------     ------------
Deferred:
Federal                               (1,285,077)      163,147         (180,601)
State                                   (605,998)       30,609            8,984
                                     ------------    ----------     ------------
                                      (1,891,075)      193,756         (171,617)
                                     ------------    ----------     ------------
Valuation allowance                    1,169,787           -               -
                                     ------------    ----------     ------------
Total                                ($1,902,615)   $4,353,631      $14,271,561
                                     ============    ==========     ============

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

                                     Year Ended      Year Ended      Year Ended
                                     December 31,   December 31,    December 31,
                                          1999          1998            1997
                                     ------------    ----------     ------------

Statutory rate                       ($2,076,176)    $3,907,105     $12,333,448
State taxes net of federal benefit      (403,022)       446,526       1,937,029
Permanent differences                   (593,204)          -               -
Other                                       -              -              1,084
                                     ------------    -----------     -----------
                                      (3,072,402)     4,353,631      14,271,561
                                     ------------    -----------     -----------
Less valuation allowance               1,169,787           -               -
                                     ------------    -----------     -----------
Total                                ($1,902,615)    $4,353,631     $14,271,561
                                     ============    ===========     ===========

The tax effects of the primary "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets are as follows:

                                     Year Ended      Year Ended      Year Ended
                                     December 31,   December 31,    December 31,
                                          1999          1998            1997
                                     ------------    ----------     ------------
Net operating loss carry-forward      $1,751,199         -                   -
Contract termination costs               378,555       $378,554        $234,000
Bad debt expense                          54,164           -               -
Other                                    104,648         18,935         357,245
Valuation allowance                   (2,288,566)          -               -
                                     ------------    -----------     -----------
Total                                       -          $397,489        $591,245
                                     ============    ===========     ===========

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during the period, resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling zero, $3,512,205, and $11,148,083 for the years ended December 31, 1999, 1998, and 1997 respectively. The tax benefit effect of option and warrant exercises during 1999 was $697,208, however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs") that occurred during the fourth quarter of 1999 from a cumulative effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock activities approximate $3.5 million for federal puposes, which will expire in 2019 and $9.7 million for state purposes, which will expire in 2009. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 7 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to common stockholders by the weighted - average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):


                       Year Ended          Year Ended          Year Ended
                   December 31, 1999   December 31, 1998   December 31, 1997
                  --------------------------------------------------------------

                  Loss  Shares   EPS   Income Shares  EPS  Income Shares  EPS
                  --------------------------------------------------------------

Basic EPS       ($ 4.2)   11.4  ($0.37)  $6.8   13.3  $0.51  $21.0  12.2  $1.72

Dilutives:
Options and
  Warrants         --      --      --      --     1.6    --     --    2.4    --
                 -----   -----  ------   -----  ----- -----  -----  ----- -----
Diluted EPS     ($ 4.2)   11.4  ($0.37)  $6.8   14.9  $0.46  $21.0  14.6  $1.43
                 =====   =====  =======  =====  ===== =====  =====  ===== =====

At December 31, 1999, there are 4,279,400 options and warrants outstanding. Their impact on future diluted earnings per share is dependent on the market price of the Company's common stock.

NOTE 8 - STOCK COMPENSATION

Stock options for purchase of the Company's common stock have been granted to both employees and non-employees since the date of the Company's public inception. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

On December 2, 1997, the Company's Board of Directors approved a new Stock Option Plan ("Plan") which provides for the granting of up to one million five hundred thousand shares to employees. Under this Plan, the Company may grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company. Stockholders approved the Plan in 1998. A total of 409,000 and 550,500 options were granted under this Plan during the years ended December 31, 1999 and December 31, 1998, respectively.

The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its grants of options to employees. Under the intrinsic value method prescribed by APB 25, no compensation expense relating to grants to employees has been recorded by the Company in periods reported. If compensation expense for awards made during the years ended December 31, 1999, December 31, 1998 and December 31, 1997, had been determined under the fair value method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                               Year Ended         Year Ended         Year Ended
                               December 31,      December 31,       December 31,
                                  1999               1998               1997
                               ------------      ------------       ------------
Pro forma net income (loss)    ($5,246,735)        $5,339,691        $20,194,062

Pro forma earnings (loss)
    per share:

Basic                             ($0.46)             $0.40             $1.66
Diluted                           ($0.46)             $0.36             $1.38

Expense relating to options granted to non-employees has been appropriately recorded in the periods presented based on either fair values agreed upon with the grantees or fair values as determined by the Black-Scholes pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes pricing model to determine the fair value of stock options granted during the periods presented using the following assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility of 59.5% for the year ended December 31, 1999 and 29.0% for the years ended December 31, 1998 and 1997; expected dividend yield of 1.5%; and risk-free interest rate of 5.1% for the year ended December 31, 1999; expected dividend yield of 2.5% and risk-free interest rate of 5.71% for the year ended December 31, 1998, and expected dividend yield of 2.5% and risk-free interest rate of 6.56% for the year ended December 31, 1997, based on the expected life of the option. The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative of the impact on future years' reported net income as SFAS No. 123 does not apply to stock options granted prior to the beginning of fiscal year 1996 and additional stock options awards are anticipated in future years. All options were immediately vested upon grant.

A summary of the status of the Company's stock options and warrants granted to both employees and non-employees as of December 31, 1999, 1998, and 1997 and changes during the years then ended is presented below:

Year Ended December 31, 1999:

                                                 Employees               Non-Employees                 Total
                                        ----------------------- --------------------------- ---------------------------

                                                        Weighted                 Weighted                      Weighted
                                                         Average                  Average                       Average
                                          Shares        Exercise     Shares      Exercise        Shares        Exercise
                                          (,000)          Price      (,000)        Price         (,000)         Price
                                      ---------------------------------------------------------------------------------

Options/warrants outstanding
   at  beginning of period                 2,560          $4.27       1,790         $4.55         4,350          $4.39
Additions (deductions):
  Granted                                    389          5.125          20         5.125           409          5.125
  Exercised                                  150             -          330            -            480           -
                                      ---------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                        2,799          $4.59       1,480         $5.14         4,279          $4.78
                                      ---------------------------------------------------------------------------------

Options/warrants exercisable
   at end of period                        2,799                      1,480                       4,279
                                      ==================================================================================

Weighted average fair value
of grants                                  $1.41                      $1.41                       $1.41

Price range of options/warrants
   exercised                               $0.50                 $0.75-$2.50                 $0.50-$2.50
Price range of options/warrants
   outstanding                        $0.50-$10.00               $0.50-$10.00                $0.50-$10.00
Price range of options/warrants
   exercisable                        $0.50-$10.00               $0.50-$10.00                $0.50-$10.00



Year Ended December 31, 1998:


                                                 Employees               Non-Employees                 Total
                                        ----------------------- --------------------------- ---------------------------

                                                        Weighted                 Weighted                      Weighted
                                                         Average                  Average                       Average
                                          Shares        Exercise     Shares      Exercise        Shares        Exercise
                                          (,000)          Price      (,000)        Price         (,000)         Price
                                      ---------------------------------------------------------------------------------

Options/warrants outstanding
   at beginning of period                  2,030          $2.86       2,388         $3.61         4,418          $3.27

Additions (deductions):
  Granted                                    530           9.68          20          9.68           550           9.68
  Exercised                                   -             -           618          1.08           618           1.08
                                      ---------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                        2,560         $4.27        1,790         $4.55         4,350          $4.39
                                      ---------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                        2,560                      1,790                       4,350
                                      ==================================================================================

Weighted average fair value
of grants                                  $2.67                      $2.67                       $2.67

Price range of  options/warrants
   exercised                                 -                    $0.50-$1.75                 $0.50-$1.75
Price range of options/warrants
   outstanding                        $0.50-$10.00                $0.50-$10.00                $0.50-$10.00
Price range of options/warrants
   exercisable                        $0.50-$10.00                $0.50-$10.00                $0.50-$10.00


 Year Ended December 31, 1997:


                                                 Employees               Non-Employees                 Total
                                        ----------------------- --------------------------- ---------------------------

                                                     Weighted                   Weighted                     Weighted
                                                      Average                    Average                     Average
                                          Shares     Exercise       Shares      Exercise         Shares     Exercise
                                          (,000)       Price        (,000)        Price          (,000)       Price
                                      ---------------------------------------------------------------------------------
Options/warrants outstanding
   at  beginning of period                1,820          $1.39        3,240        $1.36         5,060          $1.37
Additions (deductions):
  Granted                                   345          10.00          675         9.82         1,020          10.00
  Exercised                                 135           1.33        1,527         1.55         1,662           1.53
                                      ---------------------------------------------------------------------------------

Options/warrants outstanding
   at end of period                        2,030         $2.86        2,388        $3.61         4,418          $3.27
                                      ---------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                        2,030                      2,388                      4,418
                                      ==================================================================================


Weighted average fair value
of grants                                  $2.24                      $2.24                      $2.24

Price range of  options/warrants
   exercised                          $0.50 - $2.50              $0.50-$10.00               $0.50-$10.00
Price range of options/warrants
   outstanding                        $0.50-$10.00               $0.50-$10.00               $0.50-$10.00
Price range of options/warrants
   exercisable                        $0.50-$10.00               $0.50-$10.00               $0.50-$10.00


The following table summarizes information about stock options outstanding and stock options exercisable, as granted to both employees and non-employees, at December 31, 1999:



                                              Employees                                          Non-Employees
                           ------------------------------------------------- ------------------------------------------------------
                                              Weighted                                              Weighted
                                              Average                                               Average
                                             Remaining         Weighted                            Remaining          Weighted
             Range of              Number   Contractual        Average                 Number     Contractual          Average
         Exercise Prices       Outstanding       Life        Exercise Price        Outstanding        Life          Exercise Price
         ----------------- --------------- --------------- ----------------- ----------------- ------------------ -----------------
         $0.500-$5.125          1,924,000       3.0             $2.22                 859,900         1.7              $1.64
         $9.680-$10.000           875,500       5.8             $9.81                 620,000         2.6              $9.99
                           ---------------                                   -----------------
                                2,799,500                                           1,479,900
                           ===============                                   =================


Options outstanding as of December 31, 1999, December 31, 1998 and December 31, 1997, expire from December 14, 2000 through April 6, 2009, depending upon the date of grant.

In early 1999 the Company implemented a defined contribution plan for its employees. The Company's contribution to the plan is based on the amount of the employee plan contributions. The Company's contribution cost to the plan in 1999 was approximately $94,000.

NOTE 9 - STOCKHOLDERS' EQUITY

On September 8, 1998, the Company's Board of Directors declared a dividend distribution of Common Stock Purchase Rights ("the Rights"), thereby creating a Stockholder Rights Plan (the "Plan"). The dividend was payable to the stockholders of record on September 25, 1998. Each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares by a similarly constituted party. The dividend has the effect of giving the stockholder a 50% discount on the share's current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than a 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Final Expiration of the Plan is September 25, 2008.

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on four occasions, for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. From the initiation of the plan, 3,994,791 shares have been repurchased at a cost of $23,899,226 or an average cost of $5.98 per share.

NOTE 10 - SERVICE CONTRACTS AND RELATED TERMINATION COSTS

In October 1996, the Company entered into a three-year agreement with Sands Brothers & Co., Ltd. for investment banking services including private placements. Upon commencement of the contract, Sands received 800,000 warrants with an exercise price of $1.75 per share contingent upon services to be provided. During the first quarter of 1997, the Company decided not to pursue a private placement offering. In order to terminate the agreement with Sands, the Company issued to Sands 350,000 additional warrants to purchase the Company's stock at $10 per share. As a result, the Company recorded an expense of approximately $700,000 in 1997 and $462,000 in 1998.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, of $137,015, $153,594 and $92,464,
respectively. The future minimum lease obligations under these operating leases are $14,901 for 2000.

The Company has committed to advertising costs approximating $5,100,000 relating to 2000. Additional advertising costs are expected to be incurred for the remainder of 2000.

In March, 1997, the Company was sued by two individuals (Thomas Goldblum and Alan Wayne) in the court of Common Pleas of Montgomery County, Pennsylvania. The complaint alleges that the Plaintiffs became the owners of 500,000 shares each of the Company's Common Stock in or about 1990, and request damages in excess of $100,000 for breach of contract and conversion. During the second quarter of 1999, the Company was made aware that the Plaintiffs took the position that the Company's 1990 pre-public 1 for 2.74 reverse split and 1995 1 for 10 reverse split did not apply to the shares claimed by them. The Company is vigorously defending this lawsuit and has denied any liability to the Plaintiffs because they did not perform agreed upon services as a condition to the receipt of the shares from the Company. The Company also believes that the Plaintiffs' claims are barred by the applicable statues of limitations, and that the Plaintiffs' claims are, in any event, limited to claims for approximately 36,000 each. Although the Company believes the Plaintiffs' claim to be without merit, the case is still in the discovery stages and no prediction can be made as to its outcome.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage and other arrangements with entities whose major stockholders are also stockholders of The Quigley Corporation, or are related to major stockholders of the Company. Commissions and other items expensed under such arrangements for the years ended December 31, 1999, December 31, 1998 and December 31, 1997, were $370,466, $270,113 and $274,154, respectively. Amounts payable under such agreements at December 31, 1999 and 1998 were approximately $89,605 and $70,634, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities. During 1999, fees amounting to $110,000 have been paid to a related entity to obtain such licenses.

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)

                                              Quarter Ended
                           -----------------------------------------------------
                            March 31,     June 30,  September 30,  December 31,
                           -----------------------------------------------------
1999

Net Sales                  $6,136,902   $2,063,319   $4,103,965   $12,515,756
Gross Profit                4,084,252    1,400,337    2,743,230     8,712,820
Net Income (loss)          (1,855,214)  (1,103,629)      18,333    (1,263,275)

Basic (loss) per
   common share                ($0.15)      ($0.10)       $0.00        ($0.12)
Diluted (loss) per
   common share                ($0.15)      ($0.10)       $0.00        ($0.12)

1998

Net Sales                  $7,271,819   $1,317,872   $10,747,978  $17,016,486
Gross Profit                5,060,523      919,530     7,572,872   11,923,636
Net Income                  1,266,933        1,235     3,014,056    2,527,302

Basic earnings per
    common share                $0.10        $0.00         $0.22        $0.19
Diluted earnings per
    common share                $0.08        $0.00         $0.20        $0.18

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

PricewaterhouseCoopers LLP, the Company's independent accountants, performed an audit for the years ended December 31, 1999, 1998 and 1997, in accordance with generally accepted auditing standards. The independent accountants conducted a review of internal accounting controls to the extent required by generally accepted auditing standards and performed such tests and procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.


/s/ Guy J. Quigley                              February 18, 2000
------------------                              -----------------
Guy J. Quigley,                                         Date
Chairman of the Board
President, Chief Executive Office



/s/ George J. Longo                             February 18, 2000
-------------------                             -----------------
George J. Longo,                                        Date
Vice President,
Chief Financial Officer
(Principal Financial and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------

To the Board of Directors and Stockholders of The Quigley Corporation

In our opinion, the accompanying balance sheets and the related statements of income, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of The Quigley Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 18, 2000

ITEM  9 CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        ----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

On January 29, 1997, the Company engaged the independent accounting firm of PricewaterhouseCoopers LLP to audit the Company's financial statements for the calendar year 1997. The replacement of the previous certifying accountant, Nachum Blumenfrucht, CPA, was made by approval of the Board of Directors of the Company and with the agreement of Mr. Blumenfrucht. This change was due to the dramatic expansion of business operations undertaken by the Company since the close of the prior fiscal year. There were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, nor any reportable event required to be disclosed.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------
The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION
         ----------------------
The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------
The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2000 Annual Meeting of Stockholders.

                                    PART IV
                                    -------

ITEM 14 EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)   Exhibits:

3.1 Articles of Incorporation of the Company (as amended), (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A dated April 4, 1997)

3.2 By-laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form 10-KSB/A filed with the Commission on April 4, 1997 and Exhibit 99.3 of the Company's Current Report on Form 8-K filed with the Commission on September 21, 1998)

4.1   Specimen Common Stock  Certificate  (incorporated  by reference to Exhibit
      4.1 of Form 10-KSB/A dated April 4, 1997)

10.1 1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company's Registration Statement on Form S-8 (File No. 333-61313) filed with the Commission on August 13, 1998)

10.2 Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 Form 10-KSB/A dated April 4,
      1997)

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

10.12 Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to
      Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Commission on September 18, 1998)

23.1 Consent of PricewaterhouseCoopers LLP, Auditors, dated March 15, 2000 (filed herewith)

27.1  Financial Data Schedule

--------------------------------------------------------------------------------


(b)  Reports on Form 8-K

     No reports were filed on Form 8-K in the quarter ended December 31, 1999.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                        THE QUIGLEY CORPORATION

 /s/ Guy J. Quigley                                            March 20, 2000
 ------------------                                            --------------
Guy J. Quigley, Chairman of the Board,                             Date
President, Chief Executive Officer and Director




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated:

  Signature                             Title                       Date
  ---------                             -----                       ----

/s/ Guy J. Quigley          Chairman of the Board,              March 20, 2000
------------------          President, Chief Executive          --------------
Guy J. Quigley              Officer and Director




/s/ Charles A. Phillips     Executive Vice President,           March 20, 2000
-----------------------     Chief Operating Officer             --------------
Charles A. Phillips         and Director


/s/ George J. Longo         Vice President, Chief Financial     March 20, 2000
-------------------         Officer and Director (Principal     --------------
George J. Longo             Financial and Accounting Officer)


/s/ Eric H. Kaytes          Vice President,                     March 20, 2000
------------------          Chief Information Officer,          --------------
Eric H. Kaytes              Secretary, Treasurer
                            and Director


/s/ Jacqueline F. Lewis     Director                            March 20, 2000
-----------------------                                         --------------
Jacqueline F. Lewis


/s/ Rounsevelle W. Schaum   Director                            March 20, 2000
-------------------------                                       --------------
Rounsevelle W. Schaum

                                                                 EXHIBIT 23.1



                       CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 333-61313, 333-10059, 333-14687 and 333-26589)
and S-3 (File No. 333-31241) of The Quigley Corporation of our report dated February 18, 2000, relating to the financial statements, which appears in this Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 15, 2000