Form 10-Q
period 2000-03-31
QUIGLEY CORP
filed 2000-05-04
CIK 868278

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2000
                 ---------------------------------------------

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of Common Stock, as of April 15, 2000, was 10,349,731 all of one class of $.0005 par value Common Stock.

                               TABLE OF CONTENTS
                                                                      Page No.

              PART I - Financial information

Item 1.    Consolidated Financial Statements                            3-9

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations               10-12

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk                                                  12



                          PART II - Other Information

Item 1.    Legal Proceedings                                            12

Item 2.    Changes in Securities                                        12

Item 3.    Defaults Upon Senior Securities                              12

Item 4.    Submission of Matters to a
           Vote of Security Holders                                     12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             12

Signatures                                                              13

EDGAR      Exhibit 27                                                   14


                            THE QUIGLEY CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS                                March 31, 2000  December 31, 1999
                                                                            (unaudited)
                                                                          --------------  -----------------

CURRENT ASSETS:

          Cash and cash equivalents .....................................   $ 12,106,089    $ 13,990,475
          Accounts receivable (less doubtful accounts
             of $408,865 and $239,065)  ..................................     2,233,256       6,639,687
          Inventory .....................................................      6,017,782       6,170,005
          Prepaid income taxes ..........................................      2,485,247       2,485,247
          Prepaid expenses and other current assets .....................      1,452,729       1,390,702
                                                                            ------------    ------------
              TOTAL CURRENT ASSETS ......................................     24,295,103      30,676,116
                                                                            ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - net .....................................      1,967,232       1,943,313
                                                                            ------------    ------------

OTHER ASSETS:

          Patent rights - Less accumulated amortization .................        175,522         197,463
          Other assets ..................................................        329,400         454,164
                                                                            ------------    ------------
               TOTAL OTHER ASSETS .......................................        504,922         651,627
                                                                            ------------    ------------

TOTAL ASSETS ............................................................   $ 26,767,257    $ 33,271,056
                                                                            ============    ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Accounts payable ..............................................   $    312,691    $    395,778
          Accrued royalties and sales commissions .......................      1,078,143       1,722,715
          Accrued advertising ...........................................      2,752,528       4,523,901
          Accrued freight ...............................................         90,560         104,263
          Other current liabilities .....................................        241,164         308,790
                                                                            ------------    ------------
               TOTAL CURRENT LIABILITIES ................................      4,475,086       7,055,447
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

          Common stock, $.0005 par value; authorized 50,000,000;
              Issued: 14,831,384 shares .................................          7,415           7,415
          Additional paid-in-capital ....................................     28,807,108      28,807,108
          Retained earnings .............................................     18,522,232      22,445,670
          Less: Treasury stock, 4,481,653 shares, at cost ...............    (25,044,584)    (25,044,584)
                                                                            ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY ...............................     22,292,171      26,215,609
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 26,767,257    $ 33,271,056
                                                                            ============    ============




                See accompanying notes to financial statements



                            THE QUIGLEY CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                  (Unaudited)




                                 Three Months Ended    Three Months Ended
                                    March 31, 2000        March 31, 1999
                                 ------------------    -------------------

NET SALES ........................   $  6,614,786         $  6,136,902
                                     ------------         ------------

COST OF SALES ....................      2,274,928            2,052,650
                                     ------------         ------------

GROSS PROFIT .....................      4,339,858            4,084,252
                                     ------------         ------------


OPERATING EXPENSES:

      Sales and marketing ........      6,679,656            6,011,413
      Administration .............      1,758,799            1,470,864
                                     ------------         ------------
TOTAL OPERATING EXPENSES .........      8,438,455            7,482,277
                                     ------------         ------------

LOSS  FROM OPERATIONS ............     (4,098,597)          (3,398,025)

INTEREST and OTHER INCOME ........        175,159              356,689
                                     ------------         ------------

LOSS BEFORE TAXES ................     (3,923,438)          (3,041,336)
                                      ------------        ------------

INCOME TAX BENEFIT ...............          --              (1,186,122)
                                      ------------         ------------

NET LOSS .........................   ($ 3,923,438)        ($ 1,855,214)
                                      ============         ============


Loss per common share:

      Basic ......................   ($      0.38)        ($      0.15)
                                      ============         ============

      Diluted ....................   ($      0.38)        ($      0.15)
                                      ============         ============

Weighted average common shares

     Basic .......................     10,349,731           12,279,450
                                      ============         ============

     Diluted .....................     10,349,731           12,279,450
                                      ============         ============








                See accompanying notes to financial statements




                            THE QUIGLEY CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                     Three Months Ended

                                                                March 31, 2000 March 31, 1999
                                                                -------------   ------------

NET CASH FLOWS FROM OPERATING ACTIVITIES ....................   ($ 1,807,434)   $    942,827
                                                                ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:

   Capital expenditures .....................................        (76,952)        (24,278)
   Patent rights and other assets ...........................           --           (33,030)
                                                                ------------    ------------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES ..............        (76,952)        (57,308)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Tax benefits from stock options, warrants and common stock           --           250,808
   Proceeds from exercises of options and warrants ..........           --           375,000
   Repurchase of Common stock ...............................           --        (6,150,258)
                                                                ------------    ------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES .................           --        (5,524,450)
                                                                ------------    ------------

   NET DECREASE IN CASH .....................................     (1,884,386)     (4,638,931)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD ................     13,990,475      28,331,765
                                                                ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD ......................   $ 12,106,089    $ 23,692,834
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

In the last half of 1998, the Company launched Cold-Eeze(R) in a sugar free version of the product to benefit diabetics and other consumers concerned with their sugar intake. Late in the fourth quarter of 1998, the Company launched a bubble gum version of Cold-Eeze(R) and a dietary supplement product.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated Balance Sheet as at March 31, 2000, the consolidated Statements of Income for the three month periods ended March 31, 2000 and 1999, and the consolidated Statements of Cash Flows for the three month periods ended March 31, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

The consolidated financial statements include the accounts of The Quigley Corporation and Darius International Inc. a new wholly-owned subsidiary which was formed in January 2000 to implement alternative methods of marketing and distribution for existing and new product lines. All inter-company transactions and balances have been eliminated.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes for the fiscal year ended December 31, 1999, in the Company's Form 10-K.

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

Business Segments and Related Information

Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about operating segments within their financial statements. The Company had international sales in 2000 to date and 1999, the resulting revenues relating to which are not considered material. During the remainder of 2000, the Company expects further international activities that may require additional disclosures in compliance with the requirements of the Standard.

NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Since the inception of the stock buy-back program in January 1998, the Board subsequently increased the authorization on four occasions, for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. From the initiation of the plan, 3,994,791 shares have been repurchased at a cost of $23,899,226 or an average cost of $5.98 per share. There were no buy-backs during the first three months of 2000.

At March 31, 2000, there were 4,272,400 unexercised and vested options and warrants of the Company's stock available for exercise with an additional 100,000 options awarded which are subject to vesting requirements.

NOTE 4 - INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during various periods, resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling $14,660,288 for the years ended December 31, 1999, 1998, and 1997. The tax benefit effect of option and warrant exercises during 1999 was $697,208, however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs") that occurred during the fourth quarter of 1999 from a cumulative effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock activities approximate $7.4 million for federal purposes, which will expire in 2019 and $13.6 million for state purposes, which will expire in 2009. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a deferred tax asset of $3,818,707 equaling the valuation allowance is being provided. The three months period ended March 31, 2000 losses are reflected at 39% for both the increase in Deferred taxes and the Valuation Allowance. Until profits become available, the overall effective tax rate for 2000 will be 0% as compared to the previous effective tax rate of 39%.

NOTE 5 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to Common Stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method that prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a varying of results for each period presented. Since the periods presented reflect losses, no effect was given for options and warrants because the result would be anti-dilutive.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):


                               Three Months Ended                  Three Months Ended
                                  March 31, 2000                      March 31, 1999
                         Income      Shares        EPS        Income      Shares        EPS
                       ----------- ------------ ----------- ----------- ----------- ------------
  Basic EPS              ($3.9)       10.3       ($0.38)      ($1.9)       12.3       ($0.15)
  Dilutives:
  Options/Warrants         -            -                       -           -
                       ----------- ------------ ----------- ----------- ----------- ------------
  Diluted EPS            ($3.9)       10.3       ($0.38)      ($1.9)       12.3       ($0.15)
                       =========== ============ =========== =========== =========== ============


NOTE 6 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage and other arrangements with entities whose major stockholders are also stockholders of The Quigley Corporation, or are related to major stockholders of the Company. Commissions and other items paid or payable under such arrangements amounted to approximately $111,983 and $111,321, respectively, for the three months periods ended March 31, 2000 and 1999.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the three month periods ended March 31, 2000 and 1999, fees amounting to $44,838 and $10,000, respectively, have been paid to a related entity to obtain such licenses.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty and founders commission agreements with the developers, licensors, founders, and consultants for the Cold-Eeze(R) products. These payments are 13% of sales collected less certain deductions. Of this percentage, a three percent royalty of sales collected less certain deductions is payable to the patent holder whose agreement expires in 2002, a three percent royalty of sales collected less certain deductions is payable to the developer of the product formulation together with a two percent consulting fee based on an agreement that expires in 2007. Additionally, a founders' commission is payable totaling 5% of sales collected less certain deductions, which is shared by two of the officers whose agreements expire in 2005.

The Company has remaining contractual commitments for advertising and other purchases amounting to approximately $920,000.

The Company has a revolving line of credit with a commercial bank for $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in May 2000, with interest accruing at the Prime Rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. There were no borrowings under this line during the three-month period ended March 31, 2000.

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

Overview
--------

Revenues for the three month periods ended March 31, 2000 and 1999 were $6,614,786 and $6,136,902, respectively. The first quarter of 2000 reflects a $477,884 or 7.8% increase in revenues over the 1999 comparable period. There are continuing indications that prior overstocking by our customers has been considerably reduced. As a result of many zinc products exiting the marketplace in the last number of months, Cold-Eeze(R) now has more visibility as the original clinically proven zinc product on the market, effective in reducing the severity and duration of symptoms of the common cold. Throughout the quarter, the Company has attempted to counteract the efforts by the media and all other sources to discredit Cold-Eeze(R). The market place continues to alter its complexion through mergers and consolidation as is evident in other sectors of the economy.

In conjunction with the foregoing consumer misconception and the low consumer use of Cold-Eeze(R) (approximately 4% of US household population), a substantial investment in advertising initiated in 1998 continued until March 2000. This investment was necessary to establish brand awareness for Cold-Eeze(R) and also to promote new product introductions of Cold-Eeze(R) sugar free, Cold-Eeze(R) Bubble gum and Bodymate(TM).

The advertising program also involved substantial retail support in the product sell-through to the consumer during the first quarter of 2000. The advertising cost approximated $6.0 million for the three months ended March 31, 2000 as compared with approximately $5.6 million for the comparable period in 1999, substantially contributing to the net loss of ($3,923,438) for the three months ended March 31, 2000 as compared to a net loss of ($1,855,214) for the three months ended March 31, 1999. The net loss for the three months period ended March 31, 2000 is not tax effected for the potential benefit, which cannot be reflected until the Company returns to profitability. Therefore, consistent comparisons for the periods reflect a loss, before income tax benefit, of ($3,923,438) for the three months period ended March 31, 2000 and a loss, before income tax benefit, of ($3,041,336) for the three months ended March 31, 1999.

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


                                      -10

Results of Operations
---------------------

Three  months  ended March 31, 2000  compared to three  months ended March 31,
------------------------------------------------------------------------------
1999
----

For the three months ended March 31, 2000, the Company reported revenues of $6,614,786 and a net loss of ($3,923,438) as compared to revenue of $6,136,902 and a net loss of ($1,855,214), for the comparable period ended March 31, 1999. The first quarter results have been supported by indications that prior overstocking by our customers has been significantly reduced and by the sales resulting from Cold-Eeze(R) bubble gum.

The net loss in quarter 1, 2000 is not tax effected for the potential benefit, which cannot be reflected until the Company returns to profitability. Therefore, consistent comparisons for the periods reflect a loss, before income tax benefit, of ($3,923,438) for the three months period ended March 31, 2000 and a loss, before income tax benefit, of ($3,041,336) for the three months ended March 31, 1999.

Cost of Sales as a percentage of net sales for the three months ended March 31, 2000 was 34.4% compared to 33.4% for the comparable period ended March 31, 1999. Increased international activity and greater sales of Cold-Eeze(R) bubble gum in 2000 over 1999, both of which carry a higher cost of goods contributed to the higher cost of sales.

For the three months ended March 31, 2000, total operating expenses were $8,438,455 compared to $7,482,277 for the comparable period ended March 31, 1999. The operating expenses increase reflects the necessity to support the products with adequate promotional expenditure in order to establish and promote the Cold-Eeze(R) brand including new products introduced in late 1998.

During the three months ended March 31, 2000, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $7,301,472 (87%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These expense categories for the comparable period in 1999 accounted for $6,731,161 (90%) of total operating costs.

Liquidity and Capital Resources
-------------------------------

The total assets of the Company at March 31, 2000 and December 31, 1999 were $26,767,257 and $33,271,056, respectively. Working capital decreased to $19,820,017 from $23,620,669 during the period. The significant movement within total assets represents the reduction in accounts receivable of $4,406,431, cash and cash equivalents decreasing by $1,884,386, prepaid expenses and other current assets increasing by $62,027 and inventory decreasing by $152,223. From a working capital perspective, accounts payable, accrued royalties and sales commissions were reduced over the period by $83,087 and $644,572 respectively while the advertising accrual decreased by $1,771,373. Total cash balances at March 31, 2000 were $12,106,089, as compared to $13,990,475 at December 31, 1999.

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

Notwithstanding current period negative cash flows from operations, management believes amounts of cash on hand combined with credit line availability, provide adequate liquidity to support future operations. Any challenge to the Company's patent rights could have a material adverse effect on future liquidity of the Company; however, the Company is not aware of any condition that would make such an event probable.

The Company has a revolving line of credit with a commercial bank for $10 million to be used for general corporate purposes. This facility is collateralized by accounts receivable and inventory, and renews in May 2000, with interest accruing at the Prime Rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. There were no borrowings under this line during the three month period ended March 31, 2000.

Capital Expenditures
--------------------

Since the Cold-Eeze(R) and Bodymate(TM) products are manufactured for the Company by an outside source, capital expenditures during 2000 are not anticipated to be material.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Not Applicable

                          Part II. Other Information
                          --------------------------
Item 1. Legal Proceedings
-------------------------

The Company is subject to other legal proceedings and claims which have arisen in the ordinary course of its business. Although there can be no assurance as to the ultimate disposition of these matters, it is the opinion of the Company's management based upon the information available at this time, that the expected outcome of these matters, individually or in the aggregate, will not have a material adverse effect on the Company 's financial position, results of operations or liquidity.

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

None

Item 5. Other Information
-------------------------

None

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K


On March 7, 2000, the Registrant filed a Current Report on Form 8-K for the following event:

The Company reported under:

                Item 5. Other Events

     On March 1, 2000, Mr. Gurney P. Sloan resigned as a member of the Registrant's board of directors. Mr. Sloan had served as a director since December 1997. Mr. Sloan resigned for personal reasons and to pursue other professional interests.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE QUIGLEY CORPORATION

                                          By: /s/George J. Longo
                                              ------------------
                                              George J. Longo
                                              Vice President,
                                              Chief Financial Officer

                                            Date: May 4, 2000