Form 10-Q
period 2000-06-30
QUIGLEY CORP
filed 2000-08-01
CIK 868278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 2000

                                      OR

( ) THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


For  the transition period from ______________ to ______________


                        Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
            (Exact name of registrant as specified in its charter)



                   Nevada                                 23-2577138
   ---------------------------------------------------------------------------
         (State or other jurisdiction                  (IRS  Employer
      of incorporation or organization)              Identification No.)


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of Common Stock, as of July 15, 2000, was 10,659,553 all of one class of $.0005 par value Common Stock.

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

                            THE QUIGLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS




                              ASSETS             June 30,2000  December 31,1999
                                                   (unaudited)
                                                   -----------     ------------
    ............................................

CURRENT ASSETS:


   Cash and cash equivalents .......................  $ 8,213,998   $13,990,475
   Accounts receivable (less doubtful accounts
       of $429,105 and  $239,065)...................    1,860,082     6,639,687
   Inventory .......................................    6,671,019     6,170,005
   Prepaid income taxes ............................    2,500,247     2,485,247
   Prepaid expenses and other current assets .......    1,488,908     1,390,702
                                                      -----------   -----------
      TOTAL CURRENT ASSETS .........................   20,734,254    30,676,116
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - net.................    2,112,768     1,943,313
                                                      -----------   -----------
OTHER ASSETS:

   Patent rights - Less accumulated amortization....      153,582       197,463
   Other assets.....................................      632,748       454,164
                                                      -----------   -----------
      TOTAL OTHER ASSETS............................      786,330       651,627
                                                      -----------   -----------

TOTAL ASSETS........................................  $23,633,352   $33,271,056
                                                      ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable ................................    $ 459,569   $   395,778
   Accrued royalties and sales commissions .........      768,170     1,722,715
   Accrued advertising .............................    1,433,547     4,523,901
   Accrued freight .................................       88,886       104,263
   Other current liabilities .......................      243,299       308,790
                                                      -----------   -----------
       TOTAL CURRENT LIABILITIES ...................    2,993,471     7,055,447
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Common stock, $.0005 par value;authorized 50,000,000;
      Issued: 15,141,206 and 14,831,384 shares......        7,571         7,415
   Additional paid-in-capital.......................   28,806,952    28,807,108
   Retained earnings................................   16,869,942    22,445,670
   Less: Treasury stock, 4,481,653 shares, at cost..  (25,044,584)  (25,044,584)
                                                      -----------   -----------

       TOTAL STOCKHOLDERS' EQUITY...................   20,639,881    26,215,609
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $23,633,352   $33,271,056
                                                      ===========   ===========






                See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                             STATEMENTS OF INCOME
                                  (Unaudited)



                             Three Months Ended           Six Months Ended

                      June 30, 2000  June 30, 1999  June 30, 2000  June 30,1999
                      -------------  -------------  -------------  ------------

NET SALES                  $1,300,111    $2,063,319    $7,914,897    $8,200,221
                           ----------    -----------   ------------  ----------

COST OF SALES                 409,227       662,982     2,684,155     2,715,632
                           ----------    -----------   ------------  ----------

GROSS PROFIT                  890,884     1,400,337     5,230,742     5,484,589
                           ----------    -----------   ------------  ----------

OPERATING EXPENSES:

   Sales and marketing        903,276     1,973,149     7,582,932     7,984,562
   Administration           1,797,727     1,433,517     3,556,526     2,904,381
                           ----------    -----------   ------------  ----------
TOTAL OPERATING EXPENSES    2,701,003     3,406,666     11,139,458   10,888,943
                           ----------    -----------   ------------  ----------

LOSS FROM OPERATIONS       (1,810,119)   (2,006,329)    (5,908,716)  (5,404,354)


INTEREST and OTHER INCOME     157,829       197,102        332,988      553,791
                           ----------    -----------   ------------  ----------
LOSS BEFORE TAXES          (1,652,290)   (1,809,227)    (5,575,728)  (4,850,563)
                           ----------    -----------   ------------  ----------

INCOME TAXES BENEFIT            -         ( 705,598)         -       (1,891,720)
                           ----------    -----------   ------------  ----------

NET LOSS                  ($1,652,290)  ($1,103,629)   ($5,575,728) ($2,958,843)
                           ===========   ===========   ============  ==========

Loss per common share:

     Basic                     ($0.16)       ($0.10)        ($0.53)      ($0.25)
                           ===========   ===========    ===========  ==========

     Diluted                   ($0.16)       ($0.10)        ($0.53)      ($0.25)
                           ===========   ===========    ===========  ==========


Weighted average common shares outstanding:


      Basic                 10,556,279    11,453,008    10,453,005   11,866,229
                           ============   ==========    ===========  ==========

      Diluted               10,556,279    11,453,008    10,453,005   11,866,229
                           ============   ==========    ===========  ==========





                See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                               Six Months Ended

                                                  June 30, 2000   June 30, 1999
                                                  -------------   -------------


NET CASH FLOWS USED IN OPERATING ACTIVITIES        ($5,485,450)    ($1,326,934)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                               (291,027)        (75,765)
   Patent rights and other assets                         -           (106,066)
                                                   ------------    ------------

   NET CASH FLOWS FROM INVESTING ACTIVITIES           (291,027)       (181,831)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options,
    warrants and common stock                              -           389,847
   Proceeds from exercises of options and warrants         -           427,499
   Repurchase of Common Stock                              -       (12,907,391)
                                                   ------------    ------------
   NET CASH FLOWS USED IN FINANCING ACTIVITIES             -       (12,090,045)
                                                   ------------    ------------

   NET DECREASE IN CASH                             (5,776,477)    (13,598,810)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD        13,990,475      28,331,765
                                                   ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD              $8,213,998     $14,732,955
                                                   ============    ============


















                See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND BUSINESS

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

The Company competes with suppliers varying in range and size in the cold remedy products arena. Cold-Eeze(R), which has been clinically proven, offers a significant advantage over other suppliers in the over-the-counter cold remedy market. The management of the Company believes there should be no future impediment on the ability to compete in the marketplace now, or in the immediate future, since factors concerning the product, such as price, product quality, availability, reliability, credit terms, name recognition, delivery and support are all properly positioned. The Company has several Broker, Distributor and Representative Agreements, both nationally and internationally and the product is distributed through numerous independent and chain drug and discount stores throughout the United States. During 1998, the Company commenced international sales to Canada and the Peoples' Republic of China.

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

Darius International Inc., a new wholly owned subsidiary of The Quigley Corporation, has recently been launched to introduce new products to the marketplace through a network of independent distributors. Darius is a technology driven direct selling organization specializing in proprietary health and wellness products. The Company has commenced shipping product to customers in the third quarter of 2000.

Effective July 1, 2000, The Quigley Corporation acquired a 60% ownership position of Caribbean Pacific Natural Products Inc., a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas. Caribbean Pacific Natural Products Inc. is a privately held company headquartered in Orlando, Florida.

The formation of Darius International Inc., and the majority ownership in Caribbean Pacific Natural Products Inc., provide diversification to the Company in both the method of product distribution and the broader range of products available to the marketplace.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated Balance Sheet at June 30, 2000, the consolidated Statements of Income for the three-month and six-month periods ended June 30, 2000 and 1999, and the consolidated Statements of Cash Flows for the six-month periods ended June 30, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, results of operations and cash flows for the periods indicated, have been made. All adjustments made were of a normal recurring nature.

The consolidated financial statements include the accounts of The Quigley Corporation and Darius International Inc., a new wholly owned subsidiary, which was formed in January 2000 to implement alternative methods of marketing and distribution for existing and new product lines. All inter-company transactions and balances have been eliminated.

During July 2000, the Company acquired a 60 percent ownership position of Caribbean Pacific Natural Products, Inc., a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas. This acquisition, accounted for by the purchase method, requires a cash investment that will approximate $500,000 and the provision for a $1 million line of credit, which are secured by inventory and accounts receivable. As of June 30, 2000, $300,000 has been advanced and is included in other assets in the Company's consolidated Balance Sheet. The net assets of Caribbean Pacific Natural Products, Inc. at the acquisition date principally consist of a product license and distribution rights with no recorded value, and $300,000 of working capital previously advanced by the Company.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes for the fiscal year ended December 31, 1999, in the Company's Form 10-K.

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

Business Segments and Related Information

Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about operating segments within their financial statements. The Company had international sales in 2000 to date and also in 1999, the resulting revenues relating to which are not considered material. During the remainder of 2000, the Company expects further international activities and other operating segments that may require additional disclosures in compliance with the requirements of the Standard.

NOTE 3 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Since the inception of the stock buy-back program in January 1998, the Board subsequently increased the authorization on four occasions, for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. From the initiation of the plan, 3,994,791 shares have been repurchased at a cost of $23,899,226 or an average cost of $5.98 per share. There were no buy-backs during the first six months of 2000.

At June 30, 2000, there were 3,792,400 unexercised and vested options and warrants of the Company's stock available for exercise with an additional 100,000 options awarded which are subject to vesting requirements.

NOTE 4 - INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during various periods, resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling $14,660,288 for the years ended December 31, 1999, 1998, and 1997. The tax benefit effect of option and warrant exercises during 1999 and 2000 to date was $882,259, however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs") that occurred during the fourth quarter of 1999 from a cumulative effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock activities approximate $9.1 million for federal purposes, which will expire in 2019 and $15.3 million for state purposes, which will expire in 2009. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a deferred tax asset of $4,648,151 equaling the valuation allowance is being provided. The six months period ended June 30, 2000 losses are reflected at 39% for both the increase in Deferred taxes and the Valuation Allowance. Until profits become available, the overall effective tax rate for 2000 will be 0% as compared to the previous effective tax rate of 39%.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):



                          Three Months Ended           Six Months Ended           Three Months Ended        Six Months Ended
                             June 30, 2000               June 30, 2000              June 30, 1999             June 30, 1999
                      Income   Shares      EPS     Income   Shares     EPS      Income   Shares   EPS    Income   Shares    EPS
                     --------- -------- ---------- -------- -------- --------- --------- -------- ----- --------- -------- -------

Basic EPS             ($1.7)    10.6     ($0.16)   ($5.6)    10.5    ($0.53)    ($1.1)    11.5  ($0.10)  ($3.0)    11.9   ($0.25)
Dilutives:
Options/Warrants        -         -                   -       -                   -        -               -        -
                     --------- -------- ---------- -------- ------- ---------- --------- ------- ------ --------- -------- -------

Diluted EPS           ($1.7)    10.6     ($0.16)   ($5.6)    10.5    ($0.53)    ($1.1)    11.5  ($0.10)  ($3.0)    11.9   ($0.25)
                     ========= ======== ========== ======== ======= ========== ========= ======= ====== ========= ======== =======




NOTE 6 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage and other arrangements with entities whose major stockholders are also stockholders of The Quigley Corporation, or are related to major stockholders of the Company. Commissions and other items paid or payable under such arrangements amounted to approximately $145,000 and $152,000, respectively, for the six-month periods ended June 30, 2000 and 1999.

In April 2000, the Company loaned Charles A. Phillips, an officer, director and major stockholder of the Company $250,000, at 9% interest, payable on or before September 30, 2000, which is secured by his ownership of the Company's stock. This loan has a current principal and interest balance of $154,537, and is included in prepaid expenses and other current assets at June 30, 2000.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the six-month periods ended June 30, 2000 and 1999, fees amounting to $121,338 and $56,663, respectively, have been paid to a related entity to obtain such licenses.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

The Company maintains certain royalty and founders commission agreements with the developers, licensors, founders, and consultants for the Cold-Eeze(R) products. These payments are 13% of sales collected less certain deductions. Of this percentage, a three percent royalty on sales collected less certain deductions is payable to the patent holder whose agreement expires in 2002, a three percent royalty of sales collected less certain deductions is payable to the developer of the product formulation together with a two percent consulting fee based on an agreement that expires in 2007. Additionally, a founders' commission is payable totaling 5% of sales collected less certain deductions, which is shared by two of the officers whose agreements expire in 2005.

The Company has remaining contractual commitments for advertising and other purchases amounting to approximately $750,000.

The Company had a revolving line of credit with a commercial bank for $10 million that was to be used for general corporate purposes with interest accruing at the Prime Rate, or 225 basis points above the Eurodollar Rate, each to move with the respective base rate. This facility was collateralized by accounts receivable and inventory, and was not renewed in May 2000, its expiration date. There were no borrowings under this line during the entire term of this revolving line of credit.

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

Overview
--------

Revenues for the three and six month periods ended June 30, 2000 were $1,300,111 and $7,914,897 as compared to $2,063,319 and $8,200,221 for the comparable 1999 periods. The first six months of 2000 appeared to support indications that overstocking by our customers is considerably reduced. However, revenues for the period also reflect the fact that the Company was not in a position to supply product to the allergy market due to the FTC's contention that the results of the Cold-Eeze(R) cold symptoms studies were inconclusive regarding allergy symptoms.

As a result of many zinc products exiting the marketplace in the last number of months, Cold-Eeze(R) now has more visibility as the original clinically proven zinc product on the market, effective in reducing the severity and duration of symptoms of the common cold. Throughout 2000 to date, the Company has attempted to counteract the efforts by the media and all other sources to discredit Cold-Eeze(R). The market place continues to alter its complexion through mergers and consolidation as is evident in other sectors of the economy.

In conjunction with the foregoing consumer misconception and the low consumer use of Cold-Eeze(R), a substantial investment in advertising initiated in 1998 continued until the end of the first quarter of 2000. This investment was necessary to establish brand awareness for Cold-Eeze(R) and also to promote new product introductions of Cold-Eeze(R) sugar free, Cold-Eeze(R) bubble gum and Bodymate(TM).

The advertising program also involved substantial retail support in the product sell-through to the consumer during mainly the first quarter of 2000. The advertising cost approximated $6.6 million for the six months ended June 30, 2000 as compared with approximately $7.4 million for the comparable period in 1999, substantially contributing to the loss of ($5,575,728) for the six months ended June 30, 2000 as compared to a net loss of ($2,958,843) for the six months ended June 30, 1999. The loss for the six month period ended June 30, 2000 is not tax effected for the potential benefit, which cannot be reflected until the Company returns to profitability. Therefore, consistent comparisons for the periods reflect a loss, before income tax benefit, of ($5,575,728) for the six month period ended June 30, 2000 and a loss, before income tax benefit, of ($4,850,563) for the six months ended June 30, 1999.

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

Results of Operations
---------------------

Three months ended June 30, 2000 compared to three months ended June 30, 1999
-----------------------------------------------------------------------------

For the three months ended June 30, 2000, the Company reported revenues of $1,300,111 and a loss of ($1,652,290) as compared to revenue of $2,063,319 and a net loss of ($1,103,629), for the comparable period ended June 30, 1999. Revenues for the second quarter were adversely affected by the fact that the Company was not in a position to supply product to the allergy market due to the FTC's contention that the results of the Cold-Eeze(R) cold symptoms studies were inconclusive regarding allergy symptoms.

The net loss in the second quarter, 2000 is not tax effected for the potential benefit, which cannot be reflected until the Company returns to profitability. Therefore, consistent comparisons for the periods reflect a loss, before income tax benefit, of ($1,652,290) for the three month period ended June 30, 2000 and a loss, before income tax benefit, of ($1,809,227) for the three months ended June 30, 1999.

Cost of Sales as a percentage of net sales for the three months ended June 30, 2000 was 31.5% compared to 32.1% for the comparable period ended June 30, 1999. The lower cost of sales in 2000 reflect less sales activity relating to Cold-Eeze(R) bubble gum and Cold-Eeze(R) sugar free products when compared to the comparable 1999 period. Both of these products have a higher cost of sales than the lozenge product.

For the three months ended June 30, 2000, total operating expenses were $2,701,003 compared to $3,406,666 for the comparable period ended June 30, 1999. The 1999 expenses reflect the advertising expenditure associated with the post launch promotional support of Bodymate(TM).

During the three months ended June 30, 2000, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $1,679,453 (62%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These expense categories for the comparable period in 1999 accounted for $2,671,383 (78%) of total operating costs.


Six months ended June 30, 2000 compared to six months ended June 30, 1999
-------------------------------------------------------------------------

For the six months ended June 30, 2000, the Company reported revenues of $7,914,897 and a loss of ($5,575,728), as compared to revenue of $8,200,221 and a net loss of ($2,958,843) for the comparable period ended June 30, 1999. The first six months of 2000 reflect benefits resulting from indications that prior overstocking by our customers had been significantly reduced. However, offsetting this was the negative affect to the Company of not being in a position to supply product to the allergy market due to the FTC's contention that the results of the Cold-Eeze(R) cold symptom studies were inconclusive regarding allergy symptoms.

Cost of Sales as a percentage of net sales for the six months ended June 30, 2000 was 33.9% compared to 33.1% for the comparable period ended June 30, 1999. The 2000 period increased cost of sales reflects a different product mix than that which existed in 1999, due to the improved 2000 performance of both the bubble gum and the sugar free versions of Cold-Eeze(R). Both of these products carry a higher cost of sales as compared to the Cold-Eeze(R) lozenge. Also, international sales in the first six months of 2000 have been higher than the 1999 comparable period and the costs of sales associated with international sales are higher than those of domestic activity.

For the six months ended June 30, 2000, total operating expenses were $11,139,458 compared to $10,888,943 for the comparable period ended June 30, 1999. The 2000 operating expenses have remained high, despite reduced sales, primarily due to a continuing investment in advertising and promotion in order to build and expand the Cold-Eeze(R) brand name long term. The program also involved retail support in the product sell through to the consumer during the concluding part of the 1999-2000 cold season.

During the six months ended June 30, 2000, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $8,966,327 (80%) of total operating costs. The remaining items for this period remained relatively fixed in that they do not follow sales trends. These same expense categories for the comparable period in 1999 accounted for $9,438,989 (87%) of total operating costs. The advertising cost approximates $6.6 million for the six months ended June 30, 2000 as compared with $7.4 million for the comparable period in 1999 and resulted in a loss to the Company of ($5,575,728) for the six months ended June 30, 2000 as compared to a net loss of ($2,958,843) for the six months ended June 30, 1999.

Liquidity and Capital Resources
-------------------------------

The total assets of the Company at June 30, 2000 and December 31, 1999 were $23,633,352 and $33,271,056, respectively. Working capital decreased to $17,740,783 from $23,620,669 during the period. The significant movement within total assets represents the reduction in accounts receivable of $4,779,605, cash and cash equivalents decreasing by $5,776,477, prepaid expenses and other current assets increasing by $98,206 and inventory increasing by $501,014. From a working capital perspective, accounts payable has increased by $63,791 and accrued royalties and sales commissions have decreased over the period by $954,545 while the advertising accrual decreased by $3,090,354. Total cash balances at June 30, 2000 were $8,213,998, as compared to $13,990,475 at December 31, 1999.

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

Notwithstanding current period negative cash flows from operations, management believes amounts of cash on hand as well as those current assets readily convertible to cash will provide adequate liquidity to support future operations. Any challenge to the Company's patent rights could have a material adverse effect on future liquidity of the Company; however, the Company is not aware of any condition that would make such an event probable.

Capital Expenditures
--------------------

Since the Cold-Eeze(R) and Bodymate(TM) products are manufactured for the Company by an outside source, capital expenditures during 2000 are not anticipated to be material.


Item 3: Quantitative and Qualitative Disclosures about Market Risk

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of the Company was held on May 5, 2000 with 10,349,731 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i) To elect a Board of Directors to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified. (ii) To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2000.

For proposals (i) and (ii) above, the votes were cast as follows:



       Proposal                           Position                              For        Against  Withheld     Abstentions
(i) By nominee
   Guy J. Quigley            Chairman of the Board, President, CEO            9,725,163       -      150,809          -
   Charles A. Phillips       Executive Vice President, COO and Director       9,725,163       -      150,809          -
   George J. Longo           Vice President, CFO, Director                    9,725,163       -      150,809          -
   Eric H. Kaytes            Vice President, CIO and Director                 9,725,163       -      150,809          -
   Jacqueline F. Lewis       Director                                         9,725,163       -      150,809          -
   Rounsevelle W. Schaum     Director                                         9,725,163       -      150,809          -


(ii)                                                                          9,733,135    65,774       -          18,063


Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

       Exhibit 27 - Financial Data Schedule

b) Reports on Form 8-K
   There were no Current Reports on Form 8-K filed during the quarter ended June 30, 2000.

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

                                           Date: August 1, 2000