Form 10-Q
period 2000-09-30
QUIGLEY CORP
filed 2000-11-13
CIK 868278

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 2000
              -------------------------------------------------
                                      OR

( ) THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


        For the transition period from ______________ to ______________


                        Commission File Number 01-21617

                            THE QUIGLEY CORPORATION
                            -----------------------
            (Exact name of registrant as specified in its charter)



         Nevada                                         23-2577138
  ---------------------------------------------------------------------
  (State or other jurisdiction                        (IRS Employer
 of incorporation or organization)                  Identification No.)




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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's class of Common Stock, as of the latest practicable date. The number of shares outstanding of each of the registrant's classes of Common Stock, as of October 15, 2000, was 10,789,553 all of one class of $.0005 par value Common Stock.

                               TABLE OF CONTENTS




                                                                       Page No
PART I - Financial information


Item 1.           Consolidated Financial Statements                      3-10

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations         11-13

Item 3.           Quantitative and Qualitative Disclosure About
                  Market Risk                                              13



PART II - Other Information


Item 1.           Legal Proceedings                                     13-14

Item 2.           Changes in Securities                                    14

Item 3.           Defaults Upon Senior Securities                          14

Item 4.           Submission of Matters to a
                  Vote of Security Holders                                 14

Item 5.           Other Information                                        14

Item 6.           Exhibits and Reports on Form 8-K                         14

Signatures                                                                 15

EDGAR             Exhibit 27                                               16

                            THE QUIGLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS




                              ASSETS             September 30,      December 31,
                                                      2000              1999
                                                   (unaudited)
                                                   -----------     ------------
    ............................................

CURRENT ASSETS:


   Cash and cash equivalents .......................  $10,107,132   $13,990,475
   Accounts receivable (less doubtful accounts
       of $434,935 and  $239,065)...................    3,832,374     6,639,687
   Inventory .......................................    7,025,606     6,170,005
   Prepaid income taxes ............................         -        2,485,247
   Prepaid expenses and other current assets .......    1,259,834     1,390,702
                                                      -----------   -----------
      TOTAL CURRENT ASSETS .........................   22,224,946    30,676,116
                                                      -----------   -----------

PROPERTY, PLANT AND EQUIPMENT - net.................    2,186,939     1,943,313
                                                      -----------   -----------
OTHER ASSETS:

   Patent rights - Less accumulated amortization....      131,642       197,463
   Excess of cost over net assets acquired..........      369,657          -
   Other assets.....................................      334,434       454,164
                                                      -----------   -----------
      TOTAL OTHER ASSETS............................      835,733       651,627
                                                      -----------   -----------

TOTAL ASSETS........................................  $25,247,618   $33,271,056
                                                      ===========   ===========


                     LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:

   Accounts payable ................................     $490,127      $395,778
   Accrued royalties and sales commissions .........    1,164,806     1,722,715
   Accrued advertising .............................    1,519,705     4,523,901
   Other current liabilities .......................      915,054       413,053
                                                      -----------   -----------
       TOTAL CURRENT LIABILITIES ...................    4,089,692     7,055,447
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES .......      338,643          -
                                                      -----------   -----------

STOCKHOLDERS' EQUITY:
   Common stock, $.0005 par value;authorized 50,000,000;
      Issued: 15,271,206 and 14,831,384 shares......        7,636         7,415
   Additional paid-in-capital.......................   28,871,888    28,807,108
   Retained earnings................................   16,984,343    22,445,670
   Less: Treasury stock, 4,481,653 shares, at cost..  (25,044,584)  (25,044,584)
                                                      -----------   -----------

       TOTAL STOCKHOLDERS' EQUITY...................   20,819,283    26,215,609
                                                      -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........  $25,247,618   $33,271,056
                                                      ===========   ===========






                See accompanying notes to financial statements




                                                    THE QUIGLEY CORPORATION
                                               CONSOLIDATED STATEMENTS OF INCOME
                                                         (Unaudited)

                                       Three Months Ended            Nine Months Ended
                                   September 30,  September 30,   September 30,  September 30,
                                       2000           1999            2000           1999
                                  --------------  -------------  -------------   -------------

NET SALES                            $3,765,229     $4,103,965    $11,680,125     $12,304,186
                                     ----------    -----------    ------------    -----------

COST OF SALES                         1,193,910      1,360,735      3,878,065       4,076,367
                                     ----------    -----------    ------------    -----------

GROSS PROFIT                          2,571,319      2,743,230      7,802,060       8,227,819
                                     ----------    -----------    ------------    -----------
OPERATING EXPENSES:

   Sales and marketing                1,155,301     1,540,800       8,738,232       9,525,362
   Administration                     1,478,102     1,334,758       5,034,629       4,239,139
                                     ----------    -----------     -----------    -----------
TOTAL OPERATING EXPENSES              2,633,403     2,875,558      13,772,861      13,764,501
                                     ----------    -----------     -----------    -----------

LOSS FROM OPERATIONS                    (62,084)     (132,328)     (5,970,801)     (5,536,682)

INTEREST and OTHER INCOME               145,471       162,382         478,459         716,173
                                     ----------    -----------     -----------    -----------
INCOME (LOSS) BEFORE TAXES               83,387        30,054      (5,492,342)     (4,820,509)
                                     ----------    -----------     -----------    -----------

INCOME TAX EXPENSE (BENEFIT)               -           11,721            -         (1,879,999)

MINORITY INTEREST IN LOSS
 OF CONSOLIDATED AFFILIATE               31,014          -             31,014            -
                                     ----------    -----------     -----------    -----------

NET INCOME (LOSS)                      $114,401       $18,333     ($5,461,328)    ($2,940,510)
                                    ===========    ===========    ============    ============



Earnings per common share:

     Basic                               $0.01         $0.00           ($0.52)        ($0.25)
                                    ===========    ===========    ============    ============

     Diluted                             $0.01         $0.00           ($0.52)        ($0.25)
                                    ===========    ===========    ============    ============


Weighted average common shares
 outstanding:

      Basic                          10,642,946    11,325,651      10,516,319      11,686,036
                                   ============    ===========    ============    ============

      Diluted                        10,669,738    12,331,505      10,516,319      11,686,036
                                   ============    ===========    ============    ============





                See accompanying notes to financial statements

                            THE QUIGLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Nine Months Ended
                                                   September 30,  September 30,
                                                        2000           1999
                                                  -------------   -------------


NET CASH FLOWS USED IN OPERATING ACTIVITIES        ($3,403,851)      ($660,019)
                                                   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                               (369,809)       (460,502)
   Net cost of assets acquired                        (174,683)            -
   Patent rights and other assets                         -           (139,589)
                                                   ------------    ------------

   NET CASH FLOWS FROM INVESTING ACTIVITIES           (544,492)       (600,091)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Tax benefits from stock options,
    warrants and common stock                              -           697,206
   Proceeds from exercises of options and warrants      65,000         427,499
   Repurchase of Common Stock                              -       (14,788,193)
                                                   ------------    ------------
   NET CASH FLOWS USED IN FINANCING ACTIVITIES          65,000     (13,663,488)
                                                   ------------    ------------

   NET DECREASE IN CASH                             (3,883,343)    (14,923,598)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD        13,990,475      28,331,765
                                                   ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD             $10,107,132     $13,408,167
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

Darius International Inc., a new wholly owned subsidiary of The Quigley Corporation, has recently been launched to introduce new products to the marketplace through a network of independent distributors. Darius is a direct selling organization specializing in proprietary health and wellness products. The Company commenced shipping product to customers in the third quarter of 2000.

Effective July 1, 2000, The Quigley Corporation acquired a 60% ownership position of Caribbean Pacific Natural Products, Inc., a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas. Caribbean Pacific Natural Products, Inc., is headquartered in Orlando, Florida.

The formation of Darius International Inc., and the majority ownership in Caribbean Pacific Natural Products, Inc., provide diversification to the Company in both the method of product distribution and the broader range of products available to the marketplace.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated Balance Sheet at September 30, 2000, the consolidated Statements of Income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2000 and 1999, have been prepared without audit. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.

Darius International Inc., a new wholly owned subsidiary of The Quigley Corporation, was formed in January 2000 to implement alternative methods of marketing and distribution for existing and new product lines.

During July 2000, the Company acquired a 60 percent ownership position of Caribbean Pacific Natural Products, Inc., a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas. This acquisition, accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated Statements of Income from the date of acquisition. This majority ownership position required a cash investment that approximated $920,000 and the provision for a $1 million line of credit, secured by inventory, accounts receivable and all other assets of Caribbean Pacific Natural Products. The net assets of Caribbean Pacific Natural Products, Inc., at the acquisition date principally consisted of a product license and distribution rights with no recorded value, inventory and fixed assets of $414,143 and $510,000 of working capital with a contribution to minority interest of $369,657.

The 40 percent ownership position representing the minority interest of Caribbean Pacific Natural Products, Inc., is reflected in the consolidated Statements of Income for their portion of (losses), and the consolidated Balance Sheet for their ownership portion of accumulated (losses), share of net assets and capital stock at acquisition date.

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

Business Segments and Related Information

Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about operating segments within their financial statements. See Note 3 for disclosure related to this Standard.

NOTE 3 - SEGMENT INFORMATION

The basis for presenting segment results generally is consistent with overall Company reporting. The primary difference relates to presentation of partially-owned operations, which are presented as if owned 100% in the operating segments. The adjustment to ownership basis is included in Corporate & Other. In the third quarter of 2000, the Company qualified for the Financial Accounting Standard Board Statement No. 131, "Disclosure About Segments of an Enterprise and Related Information" which establishes standards for reporting information about a company's operating segments.

The Company has divided its operations into three reportable segments: The Quigley Corporation, whose main product is Cold-Eeze(R), a proprietary zinc gluconate glycine lozenge for the common cold; Darius International, Inc., whose business is the sale and direct marketing of a range of health and wellness products and Caribbean Pacific Natural Products, Inc., a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas.

Financial information by business segment follows:


-----------------------------------------------------------------------------------------------------
                                                              Caribean
As of and for                      The         Darius          Pacific
the three months                 Quigley     International     Natural          Corporate
ended September 30, 2000       Corporation       Inc.        Products, Inc.     and Other      Total
------------------------------------------------------------------------------------------------------
    ...........................
Revenues
  Customers ...................    $3,382,222       $39,489      $343,518             -     $3,765,229
  Inter-segment ...............       269,410           -             -         ($269,410)         -
Segment operating profit (loss)       600,347      (480,265)      (77,535)       (104,631)     (62,084)
Total Assets ..................   $25,520,798      $425,598     $1,124,782    ($1,823,560) $25,247,618


------------------------------------------------------------------------------------------------------
                                                              Caribean
As of and for                      The         Darius          Pacific
the nine months                  Quigley     International     Natural          Corporate
ended September 30, 2000       Corporation       Inc.        Products, Inc.     and Other      Total
------------------------------------------------------------------------------------------------------
    ...........................
Revenues
  Customers ...................   $11,297,118       $39,489      $343,518             -    $11,680,125
  Inter-segment ...............       317,137           -             -         ($317,137)         -
Segment operating profit (loss)    (5,006,344)     (763,198)      (77,535)       (123,724)  (5,970,801)
Total Assets ..................   $25,520,798       $425,598   $1,124,782     ($1,823,560) $25,247,618

NOTE 4 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Since the inception of the stock buy-back program in January 1998, the Board subsequently increased the authorization on four occasions, for a total authorized buy-back of 4,000,000 shares or approximately 30% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. From the initiation of the plan, 3,994,791 shares have been repurchased at a cost of $23,899,226 or an average cost of $5.98 per share. There were no buy-backs during the first nine months of 2000.

At September 30, 2000, there were 3,672,400 unexercised and vested options and warrants of the Company's stock available for exercise with an additional 75,000 options awarded which are subject to vesting requirements.

NOTE 5 - INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted during various periods, resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling $14,660,288 for the years ended December 31, 1999, 1998, and 1997. The tax benefit effect of option and warrant exercises during 1999 and 2000 to date was $928,206, however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs") that occurred during the fourth quarter of 1999 from a cumulative effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock activities approximate $9.0 million for federal purposes, which will expire in 2019 and $15.2 million for state purposes, which will expire in 2009. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a deferred tax asset of $4,717,930 equaling the valuation allowance is being provided. The nine months period ended September 30, 2000 losses are reflected at 39% for both the increase in Deferred taxes and the Valuation Allowance. Until profits become available, the overall effective tax rate for 2000 will be 0% as compared to the previous effective tax rate of 39%.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share ("EPS") excludes dilution and is computed by dividing income available to Common Stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that then shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method that prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a varying of results for each period presented. For the periods presented that reflect losses, no effect was given for options and warrants because the result would be anti-dilutive.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):



                          Three Months Ended         Three Months Ended           Nine Months Ended        Nine Months Ended
                          September 30, 2000         September 30, 1999           September 30, 2000       September 30, 1999
                      Income   Shares      EPS     Income   Shares     EPS      Income   Shares   EPS    Income   Shares    EPS
                     --------- -------- ---------- -------- -------- --------- --------- -------- ----- --------- -------- -------

Basic EPS             $0.1       10.6      $0.01      $0.0    11.3     $0.00      ($5.5)    10.5  ($0.52)  ($2.9)   11.7   ($0.25)
Dilutives:
Options/Warrants        -         0.1                   -      1.0                   -        -               -        -
                     --------- -------- ---------- -------- ------- ---------- --------- ------- ------ --------- -------- -------

Diluted EPS           $0.1       10.7      $0.01      $0.0    12.3     $0.00      ($5.5)    10.5  ($0.52)  ($2.9)   11.7   ($0.25)
                     ========= ======== ========== ======== ======= ========== ========= ======= ====== ========= ======== =======



NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage and other arrangements with entities whose major stockholders are also stockholders of The Quigley Corporation, or are related to major stockholders of the Company. Commissions and other items paid or payable under such arrangements amounted to approximately $237,000 and $191,000, respectively, for the nine-month periods ended September 30, 2000 and 1999.

In April 2000, the Company loaned Charles A. Phillips, an officer, director and major stockholder of the Company $250,000, at 9% interest, payable on or before December 31, 2000, which is secured by his ownership of the Company's stock. This loan has a current principal and interest balance of $56,682, and is included in prepaid expenses and other current assets at September 30, 2000.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the nine-month periods ended September 30, 2000 and 1999, fees amounting to $183,000 and $77,000, respectively, have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

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

The Company has remaining contractual commitments for advertising and other purchases amounting to approximately $1.1 million.

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

Overview
--------

Revenues for the three and nine month periods ended September 30, 2000 were $3,765,229 and $11,680,125 as compared to $4,103,965 and $12,304,186 for the comparable 1999 periods. Indications are that previous overstocking by our customers has been considerably reduced. The first nine months also reflect the fact that the Company was not in a position to supply product to the allergy market due to the FTC's contention that the results of the
Cold-Eeze(R) cold symptoms studies were inconclusive regarding allergy symptoms. Darius International, Inc., and Caribbean Pacific Natural Products, Inc., contributed revenues of $383,007 during the third quarter and year to date periods ended September 30, 2000.

As a result of many zinc products exiting the marketplace during 2000, Cold-Eeze(R) now has more visibility as the original clinically proven zinc product on the market, effective in reducing the severity and duration of symptoms of the common cold. Throughout 2000 to date, the Company has attempted to counteract the efforts by the media and all other sources to discredit Cold-Eeze(R).

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

The advertising program also involved substantial retail support in the product sell-through to the consumer during the first quarter of 2000. The advertising cost approximated $6,900,000 for the nine months ended September 30, 2000 as compared with approximately $8,500,000 for the comparable period in 1999, substantially contributing to the loss of ($5,461,328) for the nine months ended September 30, 2000 as compared to a net loss of ($2,940,510) for the nine months ended September 30, 1999. The loss for the nine month period ended September 30, 2000 is not tax effected for the potential benefit, which cannot be reflected until the Company returns to profitability. Therefore, consistent comparisons for the periods reflect a loss, before income tax benefit, of ($5,461,328) for the nine month period ended September 30, 2000 and a loss, before income tax benefit, of ($4,820,509) for the nine months ended September 30, 1999.

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

Currently, Caribbean Pacific Natural Products, Inc., utilizes one independent contract manufacturer to produce their complete range of products, with Darius International products being manufactured by various independent source locations.

Results of Operations
---------------------

Three months ended September 30, 2000 compared to three months ended September
------------------------------------------------------------------------------
30, 1999
--------

For the three months ended September 30, 2000, the Company reported revenues of $3,765,229 and a profit of $114,401 as compared to revenue of $4,103,965 and a net income of $18,333, for the comparable period ended September 30, 1999. Revenues for the third quarter were adversely affected by the fact that the Company was not in a position to supply product to the allergy market due to the FTC's contention that the results of the Cold-Eeze(R) cold symptoms studies were inconclusive regarding allergy symptoms. As a result of the acquisition of a 60% position in Caribbean Pacific Natural Products, Inc., effective July 1, 2000 and the commencement of product shipments from Darius International, Inc., in July 2000, these two entities contributed $383,007 to revenues for the third quarter ended September 30, 2000.

Cost of Sales as a percentage of net sales for the three months ended September 30, 2000 was 31.7% compared to 33.2% for the comparable period ended September 30, 1999. The cost of sales in 2000 reflects greater sales activity relating to Cold-Eeze(R) bubble gum and Cold-Eeze(R) sugar free products when compared to the comparable 1999 period. Both of these products have a higher cost of sales than the lozenge product. However, the addition of the Caribbean Pacific Natural Products, Inc. activity in the quarter, with its associated lower product costs helped to reduce the overall cost of sales for the quarter ended September 30, 2000, effectively offsetting the higher costs related to Cold-Eeze(R) bubble gum and sugar free.

For the three months ended September 30, 2000, total operating expenses were $2,633,003 compared to $2,875,558 for the comparable period ended September 30, 1999. The 1999 expenses reflect the advertising expenditure associated with the post launch promotional support of Bodymate(TM). The 2000 operating costs also reflect operating costs associated with Darius International, Inc., and Caribbean Pacific Natural Products, Inc., totaling $546,918.

During the three months ended September 30, 2000, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $1,479,890 (56%) of total operating costs. The remaining items for this period were of a semi-fixed nature in that they do not strictly follow sales trends. These expense categories for the comparable period in 1999 accounted for $2,193,482 (76%) of total operating costs.


Nine months ended  September 30, 2000 compared to nine months ended  September
------------------------------------------------------------------------------
30,1999
-------

For the nine months ended September 30, 2000, the Company reported revenues of $11,680,125 and a loss of ($5,461,328), as compared to revenue of $12,304,186 and a net loss of ($2,940,510) for the comparable period ended September 30, 1999. The first nine months of 2000 reflect benefits resulting from indications that prior overstocking by our customers had been significantly reduced. However, offsetting this was the negative affect to the Company of not being in a position to supply product to the allergy market due to the FTC's contention that the results of the Cold-Eeze(R) cold symptom studies were inconclusive regarding allergy symptoms. As a result of the acquisition of a 60% position in Caribbean Pacific Natural Products, Inc., effective July 1, 2000 and the commencement of product shipments from Darius International, Inc., in July 2000, these two entities contributed $383,007 to revenues for the nine months ended September 30, 2000.


Cost of Sales as a percentage of net sales for the nine months ended September 30, 2000 was 33.2% compared to 33.1% for the comparable period ended September 30, 1999. Higher cost of sales associated with sales of the bubble gum and sugar free versions and larger international sales during 2000 as compared to the same period of 1999, have been reduced by the presence of sales from Caribbean Pacific Natural Products, Inc., which have a considerably lower cost of sales.

For the nine months ended September 30, 2000, total operating expenses were $13,772,861 compared to $13,764,501 for the comparable period ended September 30, 1999. The 2000 operating expenses have remained high, despite reduced sales, primarily due to a continuing investment in advertising and promotion in order to build and expand the Cold-Eeze(R) brand name long term. The program also involved retail support in the product sell through to the consumer during the concluding part of the 1999-2000 cold season. The 2000 operating costs also reflect operating costs associated with Darius International, Inc., and Caribbean Pacific Natural Products, Inc., totaling $829,547.

During the nine months ended September 30, 2000, the major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for $10,541,335 (77%) of total operating costs. All remaining costs for this period were of a semi-fixed nature in that they do not strictly follow sales trends. These same expense categories for the comparable period in 1999 accounted for $11,631,980 (85%) of total operating costs. The advertising cost approximates $6,900,000 for the nine months ended September 30, 2000 as compared with $8,500,000 for the comparable period in 1999 and resulted in a loss to the Company of ($5,461,328) for the nine months ended September 30, 2000 as compared to a net loss of ($2,940,510) for the nine months ended September 30, 1999.

Liquidity and Capital Resources
-------------------------------

The total assets of the Company at September 30, 2000 and December 31, 1999 were $25,247,618 and $33,271,056, respectively. Working capital decreased to $18,135,254 from $23,620,669 during the period. The significant movement within total assets represents the reduction in accounts receivable of $2,807,313, cash and cash equivalents decreasing by $3,883,343, prepaid expenses and other current assets decreasing by $130,868, inventory increasing by $855,601 and prepaid taxes decreased by approximately $2,500,000 as a result of a tax refund. From a working capital perspective, accounts payable has increased by $94,349 and accrued royalties and sales commissions have decreased over the period by $557,909 while the advertising accrual decreased by $3,004,196. Total cash balances at September 30, 2000 were $10,107,132, as compared to $13,990,475 at December 31, 1999.

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

Capital Expenditures
--------------------

Since the Cold-Eeze(R) and Bodymate(TM) products and those of Darius International, Inc., and Caribbean Pacific Natural Products, Inc., are manufactured for the Company by an outside source, capital expenditures during the remainder of 2000 are not anticipated to be material.


Item 3: Quantitative and Qualitative Disclosures about Market Risk

    Not Applicable

                          Part II. Other Information
                          --------------------------

Item 1. Legal Proceedings

                               TESAURO AND ELEY
                               ----------------

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), on behalf of a "nationwide class" of "similarly situated individuals", in the Court of Common Pleas of Philadelphia County, Pennsylvania. The Complaint alleges that the Plaintiffs purchased certain Cold-Eeze products between August, 1996, and November, 1999, based upon cable television, radio and internet advertisements which allegedly misrepresented the qualities and benefits of the Company's products. The
Complaint requests an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of warranty and unjust enrichment, as well as a judicial determination that the action be maintained as a class action. In October, 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action. The Company is vigorously defending this lawsuit; although the Company believes that the action lacks merit and is not suitable for class action certification. The company believes that the plaintiffs' claims are without merit but certain pre-trial motions and discovery remains incomplete and no prediction can be made as to the outcome of this case.

                              GOLDBLUM AND WAYNE
                              ------------------

As previously reported in the Form 10-Q filed for the quarter ending September 30, 1999, a Special Meeting of the Quigley stockholders was held on October 15, 1999, at which a majority of the shares entitled to vote adopted a Corrective Action Proposal (initially reported in the Company's Form 10-Q for the quarter ending June 30, 1999) to ratify actions previously taken by the Company relating to the 1990 1 for 2.74 reverse split, the 1995 1 for 10 reverse split (the "Reverse Splits") and the 1997 1 for 2 forward split (the "Forward Split"). As further noted in the Form 10-Q filed for the period ending June 30, 1999 and the Proxy Statement for the October 15, 1999 Special Meeting, the Company authorized the filing of the declaratory judgment action in Nevada to determine the effectiveness of the Corrective Action.

In August 2000, the District Court of Clark County, Nevada, held that it had jurisdiction to decide the Company's declaratory judgment action filed in April, 2000, against two putative shareholders (Thomas Goldblum and Alan Wayne), in which the Company seeks a judicial declaration that, based on stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split satisfy and/or comply with Nevada law and that the capitalization of Quigley evidenced by the issued and outstanding shares of common stock and common stock warrants is as reflected on Quigley's stock transfer ledger on September 10, 1999, the record date of the Special Meeting. This action is in the early stages of litigation, and no prediction can be made as to the outcome of this case.

As previously reported, an underlying claim filed by Goldblum and Wayne in the Court of Common Pleas of Montgomery County, Pennsylvania, alleged that the plaintiffs became owners of 500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of $100,000 for breach of contract and conversion. The Company is vigorously defending this lawsuit and has denied any liability to the plaintiffs. The Company also believes that the plaintiffs' claims are barred by the applicable statutes of limitations, and that the plaintiffs' claims are, in any event, limited to claims for approximately 36,000 shares. The Company continues to believe that the plaintiffs' claims are without merit but certain pre-trial discovery remains incomplete and no prediction can be made as to the outcome of this case.

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

    None

Item 5. Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit 27 - Financial Data Schedule


(b) Reports on Form 8-K
    There were no Current Reports on Form 8-K filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      THE QUIGLEY CORPORATION



                                      By: /s/ George J. Longo
                                         ----------------------
                                              George J. Longo
                                  Vice President, Chief Financial Officer

Date: November 13, 2000