Form 10-K
period 2000-12-31
QUIGLEY CORP
filed 2001-03-05
CIK 868278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549
                                   FORM 10-K
                 Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
                  For the Fiscal year ended December 31, 2000

                         Commission File No. 01-21617
                         ----------------------------

                            THE QUIGLEY CORPORATION
                           -------------------------
            (Exact name of registrant as specified in its charter)


  Nevada                                                           23-2577138
  ---------------------------------------------------------------------------
    (State or other jurisdiction                        (IRS Employer
  of incorporation or organization)                  Identification Number)

             (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901)

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

[X]

As of March 2, 2001, the aggregate market value of the voting stock (all of one class $.0005 par value Common Stock) held by non-affiliates of the Registrant was $11,347,688 based upon the closing price of the Common Stock on that date as reported on the NASDAQ National Market.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares of each of the Registrant's classes of securities (all of one class of $.0005 par value Common Stock) outstanding on March 2, 2001:
10,675,153

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1. Information set forth in Part III of this report is incorporated by reference to the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                 THE EXHIBIT INDEX IS LOCATED ON PAGES 19-20.

                               TABLE OF CONTENTS


Part I                                                                   Page
                                                                         ----

   Item   1.   Description of Business                                   3 - 8

          2.   Description of Properties                                     8

          3.   Legal Proceedings                                         8 - 9

          4.   Submission of Matters to a Vote by Security Holders           9

Part II

          5.   Market for the Company's Common Equity and Related
                Stockholder Matters                                     9 - 10

          6.   Selected Financial Data                                 10 - 11

          7.   Management's Discussion and Analysis of Results of
                Operations and Financial Condition                     11 - 16

          8.   Financial Statements                                         17

          9.   Change in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         18

Part III

          10.  Directors and Executive Officers of the Registrant           18

          11.  Executive Compensation                                       18

          12.  Security Ownership of Certain Beneficial
               Owners and Management                                        18

          13.  Certain Relationships and Related Transactions               18


Part IV

          14.  Exhibits, Financial Statement Schedules and Reports
                on Form 8-K                                            19 - 23

Forward-Looking Statements
--------------------------

In addition to historical information, this Annual Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, management of growth, competition, pricing pressures on the Company's product, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in other documents the Company files from time to time with the Securities and Exchange Commission including Quarterly Reports on Form 10-Q to be filed by the Company in fiscal year 2001.


                                    PART 1
                                    ------


ITEM 1. DESCRIPTION OF BUSINESS
        -----------------------


Business Development
--------------------

The Quigley Corporation (hereinafter referred to as the "Company") is a Nevada corporation which was organized on August 24, 1989 and commenced business operations in October 1989.

The Company's current primary business is the manufacture and distribution of cold remedy products to the consumer through the over-the-counter market place. Its key product Cold-Eeze(R) is a zinc gluconate glycine lozenge proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze(R) is now an established product in the health care and cold remedy market.

In January 2000 Darius International, Inc., a wholly owned subsidiary of The Quigley Corporation, was formed as a means of introducing new products to the marketplace. Additionally, effective July 1, 2000, the Company acquired a 60% ownership position in Caribbean Pacific Natural Products based in Orlando, Florida.

Description of Business Operations
----------------------------------

Since its  inception,  the  Company  has  continued  to conduct  research  and development into various types of health-related food supplements and homeopathic cold remedies. Initially, the Company's business was the marketing and distribution of a line of nutritious health supplements (hereinafter "Nutri-Bars"). During 1995, the Company reduced the emphasis in the marketing of the Nutri-Bars and commenced focusing its marketing and research and development resources towards the Company's patented Cold-Eeze(R) zinc gluconate glycine cold relief products.

Prior to the fourth quarter 1996, the Company had minimal revenues and as a result suffered continued losses due to ongoing research and development and operating expenses. However, 1997 resulted in significant revenue increases as a result of the Company's nationwide marketing campaign and the increased public awareness through media public service announcements of the Cold-Eeze(R) lozenge product.

Since June 1996, the Company has concentrated its business operations on the manufacturing, marketing and development of its proprietary Cold-Eeze(R) and Cold-Eezer Plus cold-remedy lozenge products and on development of various product extensions. These products are based upon a proprietary zinc gluconate glycine formula, which in two double-blind clinical studies has shown to reduce the duration and severity of the common cold symptoms. The Quigley Corporation acquired worldwide manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996. By the end of 1998, Bodymate(TM), a new product line, was launched to enter the nutrition and weight management program industry.The demand for the Company's products is seasonal, where the first and fourth quarters generally represent the largest sales volume.

As referred to earlier, the Company formed Darius International, Inc., a wholly owned subsidiary, in January 2000 for the purpose of introducing new products to the marketplace through a network of independent distributors. Darius is a direct selling organization specializing in proprietary health and wellness products. The Company commenced shipping product to customers in the third quarter of 2000.

Effective July 1, 2000, The Quigley Corporation acquired a 60% ownership position of Caribbean Pacific Natural Products, Inc., a leading developer and marketer of all-natural sun and skin products for luxury resorts, theme parks and spas. Caribbean Pacific Natural Products, Inc., is headquartered in Orlando, Florida.

The formation of Darius International Inc., and the majority ownership position in Caribbean Pacific Natural Products, Inc., provide diversification to the Company in both the method of product distribution and the broader range of products available to the marketplace.

In January 2001, the Company formed an Ethical Pharmaceutical Division under the direction of the Company's executive medical director and chairman of its medical advisory committee. The launch of the Company's Ethical Pharmaceutical Division follows the Patent Office of The United States Commerce Department confirming the Company's filing and assignment of a Patent Application for the "Method and Composition for the Topical Treatment of Diabetic Neuropathy". Establishing a dedicated pharmaceutical division will enable the Company to diversify into the prescription drug market and to ensure safe and effective distribution of this important new product for the relief of diabetes-related pain.

Products
--------

Cold Remedy Products
--------------------

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

Under a Food and Drug Administration ("FDA") approved Investigational New Drug Application, filed by Dartmouth College, a randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

Health And Wellness Products
----------------------------

At the very end of 1998, the first product of the Bodymate(TM) line was launched in a test market to enter the nutrition and weight management industry. The unique proprietary delivery system and naturalness of this product, with the main ingredients of Garcinia Cambogia and chromium polynicotinate, offers instant satisfaction and gratification to those attempting to lose weight. It is believed that the ingredients in this product may block an enzyme necessary for the formation of fats from carbohydrates, and affects the appetite to bring about a feeling of fullness.

Darius International, Inc., a wholly owned subsidiary, was formed in January 2000 for the purpose of introducing new products to the marketplace through a network of independent distributors. Darius is a direct selling organization specializing in proprietary health and wellness products. The products marketed and sold by Darius International are designed to improve the human condition, be it in the area of joint health, immunity, energy, pain, weight loss or the common cold. The products currently available from Darius are:
Bodymate(TM) Metabolizer, Bodymate(TM) Gluco-Eeze, Ultra-Eeze, Vita-Eeze, Beta-Eeze, Cold-Eezer(R) Plus, Cold-Eezer(R) Cinnamon Gum, Dermaloe first aid antiseptic, Pain Goes pain spray, and Ardor dietary supplement.

Sun-care and Skin-care Products
-------------------------------

Caribbean Pacific Natural Products, Inc., is a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas.

These products are all-natural, eco-safe, and organic, meaning that the need for petro-chemical, synthetic, and chemical additives used by most competitors has been eliminated. All-natural ingredients such as aloe, vera, rose hip oil, squalane, Vitamin E, tea tree oil and other natural oils and extracts are used instead of many synthetic preservatives, fillers and softeners which may have side-effects.

The Company currently has three distinct product lines: Virgin Sol, Coral Sol and Sport Sol and is currently developing a spa line called Sabate and a dry-grip golf product.

The Company markets a line of natural protectors, or "Sol Cremes" that provide dual protection against the damaging effects of the sun. This product is available in differing Sun Protection Factors (SPF). The Company also markets a sunscreen product called "Karibbean Kidz" especially for children, again containing all natural ingredients found in nature.

Additionally, the Company markets various products rich in essential nutrients and vitamins necessary for the skin. Products available in this category are:
Black Pearl Ultra Oil, Diamond Rose Dry Tanning Oil, Emerald Rose Tanning Oil.

Caribbean Pacific has developed an effective combination of natural ingredients for moisture that include the Aloe Rose Body Creme, a moisturizing lotion, and the Tea Tree Burn Relief, which cools the skin to sooth the discomfort associated with burns, insect bites and itching.

Caribbean Pacific also has the capability to make available customized merchandise, such as beach bags, beach towels etc., which complement the range of sun-care and skin-care products marketed and sold by Caribbean Pacific.

Patents, Trademarks, Royalty and Commission Agreements
------------------------------------------------------

The Company currently owns no patents. However, the Company has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation, which are patented as follows:

United States:    No. 4 684 528 (August 4, 1987)
                  No. 4 758 439 (July 19, 1988)
Germany:          No. 3,587,766 (March 2, 1994)
France & Italy:   No. EP 0 183 840 B1 (March 2, 1994)
Sweden:           No. 0 183 840 (March 2, 1994)
Canada:           No. 1 243 952 (November 1,1988)
Great Britain:    No. 2 179 536 (December 21, 1988)
Japan:            Pending
                                      -5-

In 1996, the Company also acquired an exclusive license for a United States zinc gluconate use patent number RI 33,465 from the patent holder. This use patent gives the Company exclusive rights to both the use and formulation patents on zinc gluconate for reducing the duration and severity of the common cold symptoms. This patent and exclusive license will expire in March 2002.

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

The trademarks and formulations for the natural skin care products sold by Caribbean Pacific Natural Products, Inc. are owned by Caribbean Pacific International, Inc., which has a 40% ownership position in Caribbean Pacific Natural Products. The trademarks and formulations are assigned to Caribbean Pacific Natural Products, Inc. for a twenty-five year period. Caribbean
Pacific Natural Products pays Caribbean Pacific International a royalty of five percent (5%) on sales collected less certain deductions, for a four year term, which terminates in May 2004.

In December 2000, the Company announced that the Patent Office of The United States Commerce Department had confirmed the Company's filing and assignment of a Patent Application for the "Method and Composition for the Topical Treatment of Diabetic Neuropathy".

Product Distribution and Customers
----------------------------------

The Company has several Broker, Distributor and Representative Agreements, both nationally and internationally, which are sales performance-based. Additionally, prior to 1998, the Company issued incentive common stock purchase options to its Brokers, Distributors and Representatives.

The Cold-Eeze(R) products are distributed through numerous independent and chain drug and discount stores throughout the United States, including the Walgreen Company, Bindley-Western Drug Company, Revco, Albertsons, CVS, Rite-Aid, Eckerd Drug Company, Phar-Mor Inc., Wal-Mart, Target, The Kroger Company, Safeway Inc., SAM'S Club, BJ's Wholesale Club, Costco Wholesale, Drug Emporium, K-Mart Corporation, and wholesale distributors including McKesson Drug Company, Bergen Brunswig Drug Company, US Health Distributors, and AmeriSource.

The Company is not dependent on any single customer as the broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume. The top five represent 44%, 39%, and 38% of sales consolidated revenue for the years ended December 31, 2000, 1999 and 1998, respectively.

Darius International, Inc., is a direct selling organization specializing in proprietary health and wellness products and the introduction of new products to the marketplace through a network of independent distributors. This method of distribution is in contrast to traditional distribution channels using independent and chain drug and discount stores as utilized by The Quigley Corporation in the promotion of the cold remedy products.

Caribbean Pacific Natural Products are sold exclusively through partnership marketing agreements at over 100 premier resorts, theme parks, and spas throughout the U.S., Mexico and the Caribbean. They include Anheuser-Busch-Entertainment, Biltmore, Resort Hyatt, Loews Portofino (Universal Studios), Marriott, Ritz Carlton, Westin and Wyndham resorts. In Mexico, Caribbean Pacific Natural Products has exclusive marketing rights at such Eco-archeological Parks as Xcaret and Xelha - which attract millions of visitors each year - as well as the famed Allegro and Melia resorts.

Research and Development
------------------------

The Company's research and development costs for the years ended December 31, 2000, 1999 and 1998, were $1,185,750, $297,650 and $256,492, respectively.
Future research and development expenditures are anticipated in order to develop extensions of the Cold-Eeze(R) product, including potential unrelated new products in the consumer health care industry, that are primarily supported by clinical studies, for efficacious long-term products that can be coupled with possible line extensions derivatives for a family of products. Clinical studies and testing will be done in the formulation of products for diabetic use, including "diabetic-safe" vitamins and minerals, as well as products that are part of the Ethical Pharmaceutical Division established in 2001. Principally, the increase in research and development in 2000 was due to expenses incurred as part of the costs related to the application for a pharmacy drug license in the United Kingdom.

With regard to the sun-care and skin-care products, the short-term emphasis is on the Sport Dry Grip product to be introduced by the second quarter of 2001 to the resort golf/tennis market. A spa line is being developed for distribution within existing resort channels.

Regulatory Matters
------------------

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company's products. The Company's Cold-Eeze(R) product is a homeopathic remedy, which is subject to regulation by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of, providing its products. Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect including the Food, Drug and Cosmetics Act of 1938 and the Homeopathic Pharmacopoeia Regulatory Service. Although it is possible that future results of operations could be materially affected by the future costs of compliance, management believes that the future costs will not have a material adverse effect on our financial position or on our competitive position.

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

The main competition in the sun-care and skin-care industry comes primarily from names such as Australian Gold(R), California Tan(R), Panama Jack(TM), Hawaiian Tropic(R), Banana Boat(R) and Coppertone(R). Each takes a somewhat different position in how they promote their products. Caribbean Pacific Natural Products' range of products are distinguishable from the competition due to their all-natural and eco-friendly characteristic.

Employees
---------

At December 31, 2000 the Company employed 22 full-time persons, primarily all of whom were involved in an executive, marketing or administrative capacity. None of the Company's employees are covered by a collective bargaining agreement or is a member of a union. Additionally, the Orlando location includes 14 persons that are engaged by the Company through an outside employer organization.

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

Raw materials used in the production of the products are available from numerous sources. Currently, they are being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been identified.

Darius International's product for resale is sourced from several suppliers. In the event that such sources were no longer in a position to supply Darius International with product other vendors have been identified as reliable alternatives with minimal adverse loss of business.

Currently, the principal finished products relating to Caribbean Pacific Natural Products are being manufactured and blended by a single vendor. In the event of there being difficulties with the current sources of raw material or finished product, other suppliers have been identified that may result in a temporary delay in production.


ITEM 2. DESCRIPTION OF PROPERTY
        -----------------------

During November 1999 the Company moved to its new executive office building at 621 Shady Retreat Road, Doylestown, PA. This property, with an area of approximately 13,000 square feet, was purchased in November 1998 and refurbished during 1999. The total cost of acquisition and refurbishment to date has been approximately $1.6 million. The Company occupies warehouse space in Las Vegas, Nevada at a monthly cost of $2,193. This Nevada location has a three-year lease that expires in July 2003. The Company also stores its product in four additional warehouses in Pennsylvania with storage charges based upon the quantities of product being stored. The Company believes that its existing warehousing facilities are adequate.

Caribbean Pacific Natural Products is located at 5244 Carrier Drive, Suite 309, Orlando, Florida, covering a total area of approximately 5,100 square feet. The lease on the premises is for a period of five years, commencing January 2001, at a monthly lease cost of $6,193. Additionally, Caribbean Pacific Natural Products is leasing office space in Hawaii and Mexico at a monthly cost of $990 and $650 per month, respectively, both these leases are for a one year period.


ITEM 3. LEGAL PROCEEDINGS
        -----------------

                               TESAURO AND ELEY

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania. The Complaint alleges that the Plaintiffs purchased certain Cold-Eeze products between August, 1996, and November, 1999, based upon cable television, radio and internet advertisements which allegedly misrepresented the qualities and benefits of the Company's products. The
Complaint requests an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of warranty and unjust enrichment, as well as a judicial determination that the action be maintained as a class action. In October, 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action. The Company believes that the action lacks merit, is not suitable for class action certification and the Company is vigorously defending this lawsuit. The Company believes that the plaintiffs' claims are without merit but certain pre-trial motions and discovery remains incomplete and no prediction can be made as to the outcome of this case.

                              GOLDBLUM AND WAYNE

A Special Meeting of the Quigley stockholders was held on October 15, 1999, at which a majority of the shares entitled to vote adopted a Corrective Action Proposal (initially reported in the Company's Form 10-Q for the quarter ending June 30, 1999) to ratify actions previously taken by the Company relating to the 1990 1 for 2.74 reverse split, the 1995 1 for 10 reverse split (the "Reverse Splits") and the 1997 1 for 2 forward split (the "Forward Split"). Pursuant to the October 15, 1999 Special Meeting, the Company authorized the filing of a declaratory judgment action in Nevada to determine the effectiveness of the Corrective Action.

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

An underlying claim filed by Goldblum and Wayne in the Court of Common Pleas of Montgomery County, Pennsylvania, on March 17, 1996 alleging that the plaintiffs became owners of 500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of $100,000 for breach of contract and conversion. The Company is vigorously defending this lawsuit and has denied any liability to the plaintiffs. The Company also believes that the plaintiffs' claims are barred by the applicable statutes of limitations, and that the plaintiffs are, in any event, limited to claims for approximately 36,000 shares. The Company continues to believe that the plaintiffs' claims are without merit but certain pre-trial discovery remains incomplete and no prediction can be made as to the outcome of this case.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

None
                                    PART II
                                    -------

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

                                              Common Stock
                                              ------------

                                        2000              1999
                                    -------------     -------------
         Quarter Ended              High     Low      High      Low
         -------------              ----     ---      ----      ---

           March 31                $3.250   $1.500   $6.875    $4.906
           June 30                 $2.031   $1.125   $5.250    $4.688
           September 30            $1.969   $1.156   $5.938    $2.906
           December 31             $1.750   $0.656   $3.969    $1.563

Such quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

From July 1997 to May 1998, the Company's securities were traded on the NASDAQ SmallCap Market. Since May 1998, the Company's securities are traded on the NASDAQ National Market and consequently stock prices are available daily as generated by the National Market established quotation system.

Holders
-------

As of December 31, 2000, there were approximately 368 holders of record of the Company's Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company's securities for their respective clients. The exact number of beneficial owners of the Company's securities is not known but would exceed the number of record owners indicated above.

Dividends
---------

The Company has never declared, nor has it paid, any cash dividends on its Common Stock. At this time the Company intends to retain its earnings to finance future growth, and as a result does not anticipate paying any cash dividends on its Common Stock in the immediate future.

Warrants and Options
--------------------

In addition to the Company's aforesaid outstanding Common Stock, there are, as of December 31, 2000, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share stated and expire on the date indicated, as follows:

  Description             Number           Exercise Price      Expiration Date
  -----------             ------           --------------      ---------------
  CLASS "E"             1,150,000            $1.7500            June 30, 2001
  CLASS "F"               225,000            $2.5000         November 4, 2001
  CLASS "G"               945,000           $10.0000              May 5, 2002
  Warrants                409,900            $1.7500       September 30, 2001
  Option Plan             521,500            $9.6800         December 1, 2007
  Option Plan             386,000            $5.1250            April 6, 2009
  Option Plan             100,000            $2.0625         January 13, 2010
  Option Plan             380,000            $0.8125        December 20, 2010

At December 31, 2000, there were 4,042,400 unexercised and vested options and warrants of the Company's stock available for exercise with an additional 75,000 options awarded which are subject to vesting requirements.


ITEM 6. SELECTED FINANCIAL DATA
        -----------------------

The Company changed its fiscal year-end from September 30 to December 31 on January 2, 1997. The following table sets forth the selected financial data of the Company for, and at the end of (i) the years ended September 30, 1996,
(ii) the three months ended December 31, 1996 and (iii) the years ended December 31, 1997, 1998, 1999 and 2000.

The data presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto appearing elsewhere herein.


                                                                            Three Months
(Amounts in         Year  Ended   Year  Ended    Year  Ended   Year  Ended     Ended       Year Ended
 thousands, except  December 31,  December 31,   December 31,  December 31, December 31,  September 30,
 per share data)       2000          1999           1998          1997         1996           1996
                   ------------- -------------- ------------- ------------- ------------- --------------

Statement of Income
 Data:
Net Sales              $19,364      $24,820         $36,354       $70,173       $4,092       $1,050
Gross Profit            13,480       16,941          25,477        48,745        2,717          766
Net Income (Loss)       (5,196)      (4,204)          6,809        20,967        1,676         (694)

Basic earnings (loss)
 per common share       ($0.49)      ($0.37)          $0.51         $1.72        $0.15       ($0.08)
Diluted earnings (loss)
 per common share       ($0.49)      ($0.37)          $0.46         $1.43        $0.12       ($0.08)
Weighted average common
 shares outstanding:
     Basic              10,551       11,352          13,335        12,181       11,087        8,131
     Diluted            10,551       11,352          14,944        14,634       13,611        8,131


                       As of        As of           As of         As of        As of          As of
                    December 31,  December 31,   December 31,  December 31, December 31,  September 30,
                       2000          1999           1998          1997         1996           1996
                   ------------- -------------- ------------- ------------- ------------- --------------

Balance Sheet Data:
Working capital        $18,622      $23,621         $43,024       $41,141       $5,206         $911
Total assets            26,056       33,271          48,611        49,847        6,950        1,368
Stockholders' equity   $20,971      $26,216         $44,607       $41,748       $5,544       $1,243



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

Overview
--------

The  Quigley   Corporation,   (the  Company),   headquartered  in  Doylestown,
Pennsylvania, is a leading marketer and distributor of a diversified range of health and homeopathic products.

The Company has developed and markets the Cold-Eeze(R) range of products in lozenge, bubblegum and sugar-free tablet form. Cold-Eeze(R) is the only zinc gluconate glycine product clinically proven in two double blind studies to reduce the severity and duration of common cold symptoms. The efficacy of the product was established following the publication of the second double blind study in July 1996. The sugar-free product is especially beneficial to diabetics and other consumers concerned about their sugar intake.

Cold-Eeze(R) is distributed through numerous independent, chain drug and discount stores throughout the United States. These distribution methods have seen considerable corporate consolidation in the recent past, which have reduced the pipeline fill opportunities and many stores have also adopted just in time inventory systems, thereby reducing the lead-time required in purchasing product. Many stores have now adopted their store private label brand of zinc as an alternative to Cold-Eeze(R). However, as these products have no proven clinical efficacy consumers have become disenchanted with zinc products in general and this unfortunately lessens the credibility of a proven product such as Cold-Eeze(R).


During 2000 advertising costs were approximately $9,300,000 compared to $16,100,000 in 1999. While these expenses contributed substantially to the net losses in both years, 2000 is reflective of the cost savings attained during the year. The loss for 2000 is not tax affected for the potential benefit, which cannot be reflected until the Company returns to profitability. Therefore, consistent comparisons for the periods reflect a loss, before income tax benefit, of ($5,196,473) for 2000 compared to a loss, before income tax benefit, of ($6,106,400) for 1999.

During the second half of 2000, the Company has altered its advertising focus to concentrate its promotion of Cold-Eeze(R) at store level through shared advertising initiatives with our customers. Prior advertising and promotion efforts were largely through the medium of television and radio. Also the Company has begun a program to inform and educate the medical profession of the benefits of using all natural Cold-Eeze(R) as an effective cold remedy.

The Company continues to use the resources of independent national and international brokers to represent the Company's Cold-Eeze(R) products, which selling structure provides cost efficiencies that benefit the Company.

In January 2000, the Company formed Darius International, Inc., a direct selling organization specializing in proprietary health and wellness products. Darius International was formed to implement Company strategy as a means of introducing new products to the marketplace through alternative distribution channels by utilizing a network of independent distributors.

In July 2000, the Company acquired a 60% ownership position in Caribbean Pacific Natural Products Inc., an Orlando, Florida based company. Caribbean Pacific Natural Products is a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas. Caribbean Pacific Natural Products has developed markets for its products both domestically and abroad.

Manufacturing for all the Company's products is done by outside sources. The manufacturer of the Cold-Eeze(R) lozenge product manufactures exclusively for the Company, with the bubblegum and the sugar-free products being produced by different manufacturers.

The revenue for 2000 was  $19,364,186  compared to $24,819,942 and $36,354,186 for 1999 and 1998 respectively. The decline in sales is largely accounted for by the reduced Cold-Eeze(R) sales due to industry consolidation, store private labeling of zinc products, the reduction in the incidence of colds in the fourth quarter of 2000. However, 2000 has seen contributions to revenue of $850,166 from Caribbean Pacific Natural Products and Darius International, Inc., both of which are in their developmental phase.

During 2000, the Company continued to make progress with the registration of the Cold-Eeze(R) products in the United Kingdom and incurred approximately $900,000 in expense.

During 2000, the Company announced the selection of The Mentholatum Company as the exclusive Canadian distributor for the Company's Cold-Eeze(R) product under the Zigg-Eeze(TM) brand name. The Mentholatum Company replaces the previous distributor of the past two years. In December 1998, the Company reached an agreement with a Hong Kong-based Chinese distribution company for the exclusive distribution of Cold-Eeze(R) in the People's Republic of China.

Future revenues, costs, margins, and profits will continue to be influenced by the Company's ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities in order to continue to compete on a national and international level.

Effect of Recent Accounting Pronouncements
------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The adoptions of this pronouncement will not have a material impact on the Company's financial statements

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. As the Company's current revenue recognition policy meets the standards set forth in SAB 101, the Company was not required to change its revenue recognition policy based on the interpretation of SAB 101.

In May 2000, the Emerging Issues Task Force (EITF) issued EITF No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives a manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. This pronoumcement will be adopted in the first quarter of fiscal 2001.

In September 2000, the EITF reached a final consensus on issue EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. Further, the Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company should disclose where these costs are recorded and the amount of these costs. We adopted this principle during the fourth quarter of fiscal year 2000. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

In March 2000, FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretation cover specific events that occurred after either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on our financial position or results of operations.

Results of Operations
---------------------

Twelve months ended December 31, 2000 compared with same period 1999
--------------------------------------------------------------------

Revenues for the year ended December 31, 2000 were $19,364,186, which was a decrease of 22% over 1999 revenues of $24,819,186. The net loss for 2000 was ($5,196,473) compared to a net loss in 1999 of ($4,203,785). The 1999 net loss was reduced by a tax benefit of $1,902,615. A tax benefit is not available in 2000 because of a net operating loss carry-forward for tax purposes.

2000 revenues were adversely affected by changes in the industry. Customer consolidations continued throughout the year which has the effect of reducing the opportunities for pipeline fill. The industry consolidation has also meant the adoption of just-in-time inventory systems and as a result product lead time has been lessened and inventories have been reduced. Also the occurrence of store private labeling of zinc products increased during 2000, which has not only the effect of greater competition, but without proven clinical efficacy these products impact on the credibility of a proven product such as Cold-Eeze(R).

Independent data indicates that, overall, the 2000 cough/sore throat drops consumption rate was decreased by 9% over 1999, due to less incidences of colds and flues.

Revenues  from  Darius  International  Inc.,  and  Caribbean  Pacific  Natural
Products contributed $850,166, both these companies are largely in their developmental stage.

The Company's cost of goods sold decreased from 31.7% in 1999 to 30.4% in 2000. The decrease in 2000 is primarily the result of shifts in the product mix of sales. Bubblegum sales in 2000 represented a lesser percentage of sales compared to 1999. Additionally, the margin associated with Caribbean Pacific Natural Products, which commenced activity in July 2000, is higher than that of the Cold-Eeze(R) products.

Selling, general and administrative expenses for 2000 were $18,228,880 compared to $23,630,663 in 1999. The decrease in 2000 is primarily accounted for by the reduction in television and radio advertising. This reflects a change to focus on shared advertising initiatives with the independent and chain drug stores and wholesalers. During 2000, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $14,937,810 (82%) of the total of $18,228,880 showing a decrease of 30% over the 1999 amount of $21,261,731. The selling, general and administrative expenses related to Darius International, Inc., and Caribbean Pacific Natural Products for 2000 were $1,495,351 with nothing comparable in 1999.

Research and Development costs in 2000 and 1999 were $1,185,750 and $297,650, respectively. The increase in 2000 is primarily due to the expense associated with the Cold-Eeze(R) regulatory process being conducted in the United Kingdom.

Total assets of the Company at December 31, 2000 and 1999 were $26,055,601 and $33,271,056, respectively. Working capital decreased by $4,998,542 to $18,622,127 at December 31, 2000. The main factors contributing to the reduction was the loss incurred for the year of ($5,196,473) with the related reduction in accounts receivable and cash.

Twelve months ended December 31, 1999 compared with same period 1998
--------------------------------------------------------------------

For the year ended December 31, 1999, the Company had revenues of $24,819,942 and a net loss of ($4,203,785), compared to revenues of $36,354,155 and net income of $6,809,526 for the comparable period in 1998. 1999 experienced a slow down in sales for various reasons. During the course of the year, a large number of zinc products left the market leading to the lowering of prices by these competitors, resulting in these zinc products catching the attention of the consumer. Additionally, the marketplace experienced the influx of herbal remedies and nutritional supplements, resulting in consumer confusion. The high inventory levels that were being held by customers from previous years, along with the consolidation of customers, all reduced sales for the year. The 1999 results were adversely affected by the change in the effective tax rate from 39% to 31%, due to the provision of a valuation allowance equaling the total deferred tax asset.

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

Total operating costs for 1999, including research and development, were $23,928,313 compared to $15,762,598 for 1998. The main reason for the increase was the necessity to promote the unique, proven properties of the Cold-Eeze(R) products in light of the influx of competing new products into the marketplace. This was addressed through increased radio and television advertising at appropriate times during the year. During 1999, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $21,261,731 (89%) of the total of $23,928,313.

Total assets of the Company at December 31, 1999 and 1998 were $33,271,056 and $48,610,644, respectively. Working capital decreased by $19,403,816 to $23,620,669 at December 31, 1999. The main factors contributing to the reduction in these two categories were the cash expended in the repurchase of Company stock to treasury totaling $14,788,193, during the course of the year, as reflected in total stockholders' equity, together with losses incurred during the year, offset by the increase in current liabilities.

Twelve months ended December 31, 1998 compared with same period 1997
--------------------------------------------------------------------

The year ended December 31, 1998 produced revenues of $36,354,155 and net income of $6,809,526 compared to revenues of $70,172,563 and net income of $20,966,862 for the comparable period in 1997. The reasons for the slow down in sales in 1998 included mild weather conditions, which are reflected in lower incidence of consumers' colds, combined with the effect of new herbal cold treatments promulgated through national news media announcements. Additionally, due to greater output availability at the manufacturing site, product lead-time was reduced from six or more weeks in 1997 to two weeks in 1998, resulting in the customer having been able to order product closer to their needs.

Cost of Goods Sold, as a percentage of net sales, decreased by 0.6%, down to 29.9% in 1998 from 30.5% in 1997. The reduction in 1998 resulted from efficiencies implemented by the manufacturer in 1997 that continued to be beneficial in

1998 and combined with the effect of a change in accounting estimates. These gains were offset by a repackaging charge of approximately 0.5% of net sales, higher cost margins for different product configurations and international sales.

The year 1998 operating expenses were $15,762,598 compared to $13,798,827 in the comparable period of 1997. The increase over 1997 was primarily as a result of advertising and marketing spending to further establish and grow the product. During 1998, the Company's major operating expenses of delivery, salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $13,805,588 (88%) of the total of $15,762,598.

The total assets of the Company at December 31, 1998 and 1997 were $48,610,644 and $49,847,090, respectively. Working capital increased by $1,883,938 to $43,024,485 at December 31, 1998. The significant movements in these categories represent a slowdown in sales in 1998, the reduction in the components of current liabilities, changes in funds, and changes in paid-in-capital, which were the result of the sale or exercise of the Company's Common Stock, options and warrants. Additionally, during the course of 1998, the Company repurchased a quantity of the Company's Common Stock.


Material Commitments and Significant Agreements
-----------------------------------------------

The Company's products are manufactured by outside sources. The Company has agreements in place with these manufacturers, which insure a reliable source of product for the future. The facility producing the Cold-Eeze(R) lozenge product manufactures exclusively for the Company.

The Company has agreements in place with independent brokers whose function it is to represent the Company, in a product sales and promotion capacity, throughout the United States and internationally. The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

There are significant royalty and commission agreements between the Company, patent holders and the developer of the Company's cold-relief products. The Company has entered into royalty agreements with the patent holders that require payments of 6% on sales collected, less certain deductions, and with the founders who share a commission of 5% on sales collected, less certain deductions. Additionally, the developer of the Cold-Eeze(R) product formulation receives a consulting fee of 2% on sales collected, less certain deductions. The agreements with the patent holders and the developer expire on March 5, 2002 and May 4, 2007, respectively and with the founders on May 31, 2005.

The trademarks and formulations for the natural skin care products sold by Caribbean Pacific Natural Products, Inc. are owned by Caribbean Pacific International, Inc., which has a 40% ownership position in Caribbean Pacific Natural Products. The trademarks and formulations rights are assigned to Caribbean Pacific Natural Products, Inc. for a twenty-five year period.
Caribbean Pacific Natural Products pays Caribbean Pacific International a royalty of five percent (5%) on sales collected less certain deductions, which terminates in May 2004.

The Company has committed to advertising costs approximating $2,200,000 relating to 2001. Additional advertising cost is expected to be incurred for the remainder of 2001.

Liquidity and Capital Resources
-------------------------------

The Company had working capital of $18,622,127 and $23,620,669 at December 31, 2000 and 1999, respectively. The decrease in working capital is due, primarily, to the net loss for the year and the resultant decrease in accounts receivable and cash. Total cash balances at December 31, 2000 were $11,365,843 as compared to $13,990,475 at December 31, 1999.

Management believes that its new revised strategy to establish Cold-Eeze(R) as a recognized brand name, its broader range of products, newly adopted diversified distribution methods, adequate manufacturing capacity, further growth in international sales together with its current working capital should provide an internal source of capital to fund the Company's business operations. In addition to anticipated funding from operations, the Company may raise capital through the issuance of equity securities to finance anticipated growth.

During 2000 the Company repurchased a total of 134,400 shares at a cost of $113,444.

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

ITEM 8 CONSOLIDATED FINANCIAL STATEMENTS
       ---------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                Page
                                                                          ----

Balance Sheets as of December 31, 2000 and 1999                            F-1

Statements of Operations for the years ended
 December 31, 2000, 1999, and 1998                                         F-2

Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999, and 1998                                         F-3

Statements of Cash Flows for the years ended
 December 31, 2000, 1999, and 1998                                  F-4 to F-5

Notes to Financial Statements                                      F-6 to F-18

Responsibility for Financial Statements                                   F-19

Report of Independent Accountants                                         F-20


                                            THE QUIGLEY CORPORATION
                                          CONSOLIDATED BALANCE SHEETS

                            ASSETS                             December 31, 2000    December 31, 1999
                                                               -----------------    -----------------
CURRENT ASSETS:

  Cash and cash equivalents                                        $11,365,843         $13,990,475
  Accounts receivable (less doubtful accounts
   of $536,297 and $239,065)                                         4,062,703           6,639,687
  Inventory                                                          6,917,889           6,170,005
  Prepaid income taxes                                                    -              2,485,247
  Prepaid expenses and other current assets                          1,123,275           1,390,702
                                                             -------------------   -----------------
      TOTAL CURRENT ASSETS                                          23,469,710          30,676,116
                                                             -------------------   -----------------

PROPERTY, PLANT AND EQUIPMENT - net                                  2,139,727           1,943,313
                                                             -------------------   -----------------

OTHER ASSETS:

  Patent rights - Less accumulated amortization                        109,702             197,463
  Excess cost over net assets acquired                                 329,166                -
  Other assets                                                           7,296             454,164
                                                             -------------------   -----------------
      TOTAL OTHER ASSETS                                               446,164             651,627
                                                             -------------------   -----------------

TOTAL ASSETS                                                       $26,055,601         $33,271,056
                                                             ===================   =================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                                                    $763,527            $395,778
  Accrued royalties and sales commissions                            1,449,642           1,722,715
  Accrued advertising                                                1,737,873           4,523,901
  Other current liabilities                                            896,541             413,053
                                                            --------------------  -----------------
      TOTAL CURRENT LIABILITIES                                      4,847,583           7,055,447
                                                            --------------------  -----------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES                           237,326                -
                                                            --------------------  -----------------

STOCKHOLDERS' EQUITY:

  Common stock, $.0005 par value;authorized 50,000,000;
   Issued: 15,271,206 and 14,831,384 shares                              7,636               7,415
  Additional paid-in-capital                                        28,871,887          28,807,108
  Retained earnings                                                 17,249,197          22,445,670
  Less: Treasury stock, 4,616,053 and 4,481,653 shares,
   at cost                                                         (25,158,028)        (25,044,584)
                                                            --------------------  -----------------
      TOTAL STOCKHOLDERS' EQUITY                                    20,970,692          26,215,609
                                                            --------------------  -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $26,055,601         $33,271,056
                                                            ====================  =================


                          See accompanying notes to financial statements
                                               F-1



                                     THE QUIGLEY CORPORATION
                              CONSOLIDATED STATEMENTS OF OPERATIONS


                                              Year Ended          Year Ended         Year Ended
                                           December 31, 2000   December 31, 1999  December 31, 1998
                                           -----------------   -----------------  -----------------

NET SALES                                    $19,364,186          $24,819,942        $36,354,155
                                           ------------------   -----------------  -----------------

COST OF SALES                                  5,884,592            7,879,303         10,877,594
                                           ------------------   -----------------  -----------------

GROSS PROFIT                                  13,479,594           16,940,639         25,476,561
                                           ------------------   -----------------  -----------------



OPERATING EXPENSES:
  Sales and marketing                         12,012,370           17,938,002         10,476,030
  Administration                               6,216,510            5,692,661          5,030,076
  Research and Development                     1,185,750              297,650            256,492
                                           ------------------   -----------------  -----------------
TOTAL OPERATING EXPENSES                      19,414,630           23,928,313         15,762,598
                                           ------------------   -----------------  -----------------

INCOME (LOSS)FROM OPERATIONS                  (5,935,036)          (6,987,674)         9,713,963

INTEREST INCOME                                  646,723              881,274          1,449,194
                                           ------------------   -----------------  -----------------

INCOME (LOSS) BEFORE TAXES                    (5,288,313)          (6,106,400)        11,163,157
                                           ------------------   -----------------  -----------------

INCOME TAXES EXPENSE (BENEFIT)                       -             (1,902,615)         4,353,631

MINORITY INTEREST IN LOSS OF
 CONSOLIDATED AFFILIATE                          (91,840)             -                  -
                                           ------------------   -----------------  -----------------

NET INCOME (LOSS)                            ($5,196,473)         ($4,203,785)        $6,809,526
                                           ==================   =================  =================


Earnings (Loss) per common share:

      Basic                                       ($0.49)              ($0.37)             $0.51
                                           ==================   =================  =================

      Diluted                                     ($0.49)              ($0.37)             $0.46
                                           ==================   =================  =================



Weighted average common shares outstanding:

      Basic                                   10,551,027           11,351,960         13,334,684
                                           ==================   =================  =================

      Diluted                                 10,551,027           11,351,960         14,944,172
                                           ==================   =================  =================







                          See accompanying notes to financial statements
                                               F-2


                                                     THE QUIGLEY CORPORATION
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                              Common               Additional
                              Stock      Issued     Paid-in-     Treasury      Retained
                              Shares     Amount      Capital       Stock       Earnings      Total
                             ---------------------------------------------------------------------------

Balance January 1, 1998      13,304,496  $6,896   $23,046,551  ($1,145,358)   $19,839,929  $41,748,018

Treasury Stock               (1,178,160)                        (9,111,033)                 (9,111,033)

Tax benefits from options,
  warrants & common stock                           3,512,205                                3,512,205

Exercise of options and
  warrants issued for services                        981,785                                  981,785

Proceeds from options and
  warrants exercised            617,700     309       666,667                                  666,976

Net income year ended
  December 31, 1998                                                             6,809,526    6,809,526
                             ---------------------------------------------------------------------------

Balance December 31, 1998    12,744,036   7,205    28,207,208  (10,256,391)    26,649,455   44,607,477
                             ---------------------------------------------------------------------------

Treasury stock               (2,816,631)                       (14,788,193)                (14,788,193)

Tax benefits from options,
  warrants & common stock                             697,208                                  697,208

Tax valuation allowance                              (697,208)                                (697,208)

Warrants issued for services                          202,975                                  202,975

Proceeds from options and
  warrants exercised            422,326     210       427,289                                  427,499

Other                                                 (30,364)                                 (30,364)

Net loss year ended
  December 31, 1999                                                            (4,203,785)  (4,203,785)
                             ---------------------------------------------------------------------------
Balance December 31, 1999    10,349,731   7,415    28,807,108  (25,044,584)    22,445,670   26,215,609
                             ---------------------------------------------------------------------------

Treasury stock                 (134,400)                          (113,444)                   (113,444)

Tax benefits from options,
  warrants & common stock                             230,998                                  230,998

Tax valuation allowance                              (230,998)                                (230,998)

Proceeds from options and
  warrants exercised            439,822     221        64,779                                   65,000

Net loss year ended
  December 31, 2000                                                            (5,196,473)  (5,196,473)
                             ---------------------------------------------------------------------------

Balance December 31, 2000    10,655,153  $7,636   $28,871,887 ($25,158,028)   $17,249,197  $20,970,692
                             ===========================================================================



                          See accompanying notes to financial statements
                                               F-3




                                    THE QUIGLEY CORPORATION
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended         Year Ended         Year Ended
                                                   December 31,       December 31,       December 31,
                                                      2000               1999               1998
                                                 ---------------    --------------     --------------

OPERATING ACTIVITIES:
Net income (loss)                                  ($5,196,473)      ($4,203,785)        $6,809,526
                                                 ---------------    --------------     --------------
Adjustment to reconcile net income (loss) to
 net cash provided by operations:
 Depreciation and amortization                         364,924           229,812            206,640
 Expenditure paid with common stock                         -            202,975            981,785
 Minority interest share of loss in consolidated
  subsidiary                                           (91,840)             -                   -
 Deferred income taxes                                      -            397,489            193,756
 Other                                                 446,868              -                   -
 (Increase) decrease in assets:
   Accounts receivable                               2,576,984           935,679          3,276,207
   Inventory                                          (515,069)          352,607          1,204,145
   Prepaid expenses and other current assets           267,427            41,422           (621,471)
   Prepaid income taxes                              2,485,247            80,074            982,736
 Increase (decrease) in liabilities:
   Accounts payable                                    367,749          (362,255)          (357,587)
   Accrued royalties and sales commissions            (273,073)         (362,731)        (2,645,410)
   Accrued advertising                              (2,786,028)        3,962,635            358,510
   Accrued freight                                        -               67,181           (431,495)
   Other current liabilities                           483,488           (79,939)        (1,009,923)
                                                 ---------------    --------------     --------------

       Total adjustments                             3,326,677         5,464,949          2,137,893
                                                 ---------------    --------------     --------------


NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                                (1,869,796)        1,261,164          8,947,419
                                                 ----------------   --------------     --------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
 Capital expenditures                                 (393,477)       (1,043,978)          (998,075)
 Net cost of assets acquired                          (312,915)             -                   -
 Other assets                                             -             (197,782)          (184,086)
                                                 ----------------   --------------     --------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES           (706,392)       (1,241,760)        (1,182,161)
                                                 ----------------   --------------     --------------

CASH FLOWS FROM
FINANCING ACTIVITIES:
 Tax benefits from stock options, warrants & stock       -                  -             3,512,205
 Proceeds from exercises of options and warrants        65,000           427,499            666,976
 Repurchase of common stock                           (113,444)      (14,788,193)        (9,111,033)
                                                 ----------------   --------------     --------------

NET CASH FLOWS FROM FINANCING ACTIVITIES               (48,444)      (14,360,694)        (4,931,852)
                                                 ----------------   --------------     --------------

NET INCREASE (DECREASE) IN CASH                     (2,624,632)      (14,341,290)         2,833,406

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD        13,990,475        28,331,765         25,498,359
                                                 ----------------   --------------     --------------

CASH & CASH EQUIVALENTS, END OF PERIOD             $11,365,843       $13,990,475        $28,331,765
                                                 ================   ==============     ==============

                          See accompanying notes to financial statements
                                               F-4



                                    THE QUIGLEY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Supplemental disclosure of cash flow information
------------------------------------------------



                                                    Year Ended        Year Ended        Year Ended
                                                   December 31,      December 31,      December 31,
                                                      2000              1999               1998
                                                        $                 $                  $
                                                   ------------------------------------------------

Income taxes paid                                         -                 -               283,669
---------------------------------------------------------------------------------------------------
















                          See accompanying notes to financial statements
                                               F-5

                            THE QUIGLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Quigley Corporation (the "Company") was organized under the laws of the State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products. The products are fully developed and are being offered to the general public. For the most recent fiscal periods, the Company has concentrated its efforts on the promotion of a product known as "Cold-Eeze(R)" in the United States. This product serves the cold remedy market. The demand for the Company's products is seasonal, where the first and fourth quarters generally represent the largest sales volume.

Darius International, Inc., a wholly owned subsidiary specializing in proprietary health and wellness products was formed in 2000 to introduce new products to the marketplace through a network of direct selling independent distributors.

During 2000, The Company acquired a 60% ownership position in Caribbean Pacific Natural Products Inc., which is a leading developer and marketer of all-natural sun and skin care products for luxury resorts, theme parks and spas.


Basis of Presentation

The consolidated financial Statements include the accounts of The Quigley Corporation and its wholly and majority owned subsidiaries. All inter-company transactions and balances have been eliminated.

Effective July 1, 2000, the Company acquired a 60 percent ownership position of Caribbean Pacific Natural Products, Inc., which is accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's consolidated financial Statements from the date of acquisition. This majority ownership position required a cash investment that approximated $812,000 and the provision for a $1 million line of credit, secured by inventory, accounts receivable and all other assets of Caribbean Pacific Natural Products. The net assets of Caribbean Pacific Natural Products at the acquisition date principally consisted of a product license and distribution rights with no recorded value, inventory and fixed assets of $312,915 and $510,000 of working capital with a contribution to minority interest of $329,166.

The 40 percent ownership position representing the minority interest is reflected in the consolidated Statements of Operations for their portion of (losses), and the consolidated Balance Sheet for their ownership portion of accumulated (losses), share of net assets and capital stock at acquisition date.


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

Property, Plant and Equipment

Property, plant and equipment is recorded at cost. The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The annual provision for depreciation has been computed principally in accordance with the following ranges of estimated asset lives: building and improvements - twenty years; machinery and equipment
- five to seven years; computer software - three years; and furniture and fixtures - seven years.

Patent Rights and Intangibles

Patent rights are amortized on a straight-line basis over the period of the related licensing agreements, which approximate 67 months. Amortization costs incurred for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, were $87,761, $87,761, and $87,762 respectively.
Accumulated amortization at December 31, 2000, December 31, 1999, and December 31, 1998, is $380,299, $292,538, and $204,777, respectively.

The excess of cost over net assets acquired is being amortized on a straight-line basis over a period of 15 years.

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

Trade accounts receivable potentially subjects the Company to credit risk. The Company extends credit to its customers based upon an evaluation of the customer's financial condition and credit history and generally does not require collateral. The Company has historically incurred minimal credit losses. The Company's broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 44% for the year ended December 31, 2000, 39% for the year ended December 31, 1999, and 38% for the year ended December 31, 1998. During 2000, approximately 95% of the Company's revenues originated in the United States with the remainder being attributable to international trade.

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

Darius International's product for resale is sourced from several suppliers. In the event that such sources were no longer in a position to supply Darius International with product other vendors have been identified as reliable alternatives with minimal adverse loss of business.

Currently, the principal finished products relating to Caribbean Pacific Natural Products are being manufactured and blended by a single vendor. In the event of there being difficulties with the current sources of raw material or finished product, other suppliers have been identified that may result in a temporary delay in production.

Long-lived assets

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized in the Statement of Operations.

Revenue Recognition

Sales are primarily recognized at the time a shipment is received by the customer. Provisions for estimated product returns are accrued in the period of sale recognition. In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue
Recognition in Financial Statements". The SAB summarizes certain of the Staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. As the Company's current revenue recognition policy meets the standards set forth in SAB 101, the Company was not required to change its revenue recognition policy based on the interpretation of SAB 101.

Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended by SFAS No. 138, is effective for fiscal years beginning after June 15, 2000. The standard requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income, based on whether the instrument is designated as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of this pronouncement will not have a material impact on the Company's financial statements.

Coupons, Rebates and Discounts

In May 2000, the Emerging Issues Task Force ("EITF") issued EITF No. 00-14, "Accounting for Coupons, Rebates and Discounts" that addressed accounting for sales incentives. The Task Force concluded that in accounting for cash sales incentives a manufacturer should recognize the incentive as a reduction of revenue on the later date of the manufacturer's sale or the date the offer is made to the public. The reduction of revenues should be measured based on the estimated amount of incentives to be claimed by the ultimate customers. This pronouncement will be adopted in the first quarter of fiscal 2001.

Shipping and Handling

In September 2000, the Emerging Issues Task Force ("EITF") reached a final consensus on issue EITF No. 00-10, "Accounting for Shipping and Handling Revenues and Costs." The Task Force concluded that amounts billed to customers related to shipping and handling should be classified as revenue. Further, the Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company should disclose where these costs are recorded and the amount of these costs. We adopted this principle during the fourth quarter of fiscal year 2000. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

Stock Compensation

In March 2000, FASB Interpretation, or FIN, No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB Opinion No. 25," was issued. FIN 44 clarifies the application of APB No. 25 for certain issues. FIN 44 clarifies the definition of employee for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of a previously fixed option or award, and the accounting for an exchange of share compensation awards in a business combination, among others. FIN 44 was effective July 1, 2000 but certain conclusions in this interpretaion cover specific events that occured after either December 15, 1998 or January 12, 2000. FIN 44 did not have a significant effect on the Company's financial position or results of operations.

Royalties

The Company includes royalties and founders commissions incurred as cost of products sold based on agreement terms.

Advertising

Advertising costs are generally expensed within the period to which they relate. Advertising costs incurred for the year ended December 31, 2000, December 31, 1999 and December 31, 1998, were $9,296,483, $16,132,888, and
$9,221,225, respectively. Included in prepaid expenses and other current assets were $419,000 and $448,908 at December 31, 2000 and 1999, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the year incurred. Expenditures for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 were $1,185,750, $297,650, and $256,492, respectively.
Principally the increase of Research and Development in 2000 was due to expenses incurred as part of the cost related to the application for a pharmacy drug license in the United Kingdom.

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


NOTE 2 - SEGMENT INFORMATION

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

Financial information by business segment follows:

-------------------------------------------------------------------------------------------
                                                      Caribbean
                                                       Pacific
As of and for the                       Darius         Natural
three months ended    The Quigley    International    Products,     Corporate
December 31, 2000     Corporation        Inc.            Inc.       and Other        Total
--------------------------------------------------------------------------------------------

Revenues
 Customers            $7,216,901       $11,811        $455,348          -         $7,684,060
 Inter-segment             3,486          -               -          ($3,486)           -
Segment operating
 profit (loss)           360,515      (173,335)       (152,065)          648          35,763
Total Assets         $27,005,069      $428,210        $769,202   ($2,146,880)    $26,055,601



--------------------------------------------------------------------------------------------
                                                      Caribbean
                                                       Pacific
As of and for the                       Darius         Natural
twelve months ended   The Quigley    International    Products,     Corporate
December 31, 2000     Corporation       Inc.             Inc.       and Other        Total
--------------------------------------------------------------------------------------------

Revenues
 Customers           $18,514,020       $51,300        $798,866          -        $19,364,186
 Inter-segment           320,623          -               -        ($320,623)           -
Segment operating
 profit (loss)        (4,645,828)     (936,534)       (229,600)     (123,075)     (5,935,037)
Total Assets         $27,005,069      $428,210        $769,202   ($2,146,880)    $26,055,601


NOTE 3 - CHANGES IN ACCOUNTING ESTIMATES

During 1998, the Company made certain changes in accounting estimates totaling $1,243,677, after tax, as a result of new information becoming available. Included in this amount was a provision for contingencies, which was no longer necessary, and reductions in operating expenses which did not materialize.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:    December 31, 2000       December 31, 1999
                                     -----------------       -----------------

   Land                                    $152,203              $152,203
   Buildings and improvements             1,515,090             1,415,771
   Machinery and equipment                  669,401               528,322
   Computer software                        122,715                48,638
   Furniture and fixtures                   200,648               113,746
                                      -----------------     ------------------
                                          2,660,057             2,258,680
   Less: Accumulated  depreciation          520,330               315,367
                                      -----------------     ------------------
   Property, Plant and Equipment, net    $2,139,727            $1,943,313
                                      =================     ==================




Depreciation expense for the years ended December 31, 2000, December 31, 1999 and December 31, 1998 was $277,163, $142,051, and $118,878, respectively.

NOTE 5 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

During 1996, the parent Company entered into a licensing agreement resulting in the utilization of the zinc gluconate patent. In return for the acquisition of this license, the Company issued a total of 240,000 shares of common stock to the patent holder and attorneys during 1996 and 1997. The related intangible asset, approximating $490,000, has been valued at the fair value of these shares at the date of the grant. This asset value is being amortized over the remaining life of the patent that expires in March 2002. The Company is required to pay a 3% royalty on sales collected, less certain deductions, to the patent holder throughout the term of this agreement, which also expires in 2002.

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

The trademarks and formulations for the natural skin care products sold by Caribbean Pacific Natural Products, Inc. are owned by Caribbean Pacific International, Inc., which has a 40% ownership position in Caribbean Pacific Natural Products. The trademark and formulations are assigned to Caribbean Pacific Natural Products, Inc. for a twenty-five year period. Caribbean Pacific Natural Products pays Caribbean Pacific International a royalty of five percent (5%) on sales collected less certain deductions for a four-year term, which terminates in May 2004.

The expenses for the respective periods relating to such agreements amounted to $1,992,497, $2,638,727, and $3,784,340, for the years ended December 31,
2000, December 31, 1999, and December 31, 1998 respectively. Amounts accrued for these expenses at December 31, 2000 and December 31, 1999 were $1,037,610 and $1,337,193, respectively.


NOTE 6 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                          Year Ended           Year Ended         Year Ended
                         December 31,         December 31,        December 31,
                             2000                 1999                1998
                        --------------      ---------------     --------------
    Current:
      Federal                 -               ($1,181,327)          $3,537,579
      State                   -                      -                 622,296
                        --------------      ---------------     --------------
                              -                (1,181,327)           4,159,875
                        --------------      ---------------     --------------
    Deferred:
      Federal             ($1,701,186)         (1,285,077)             163,147
      State                  (223,095)           (605,998)              30,609
                        --------------      ---------------     --------------
                           (1,924,281)         (1,891,075)             193,756
                        --------------      ---------------     --------------

    Valuation allowance     1,924,281           1,169,787                 -
                        --------------      ---------------     --------------

    Total                     -               ($1,902,615)          $4,353,631
                        ==============      ===============     ==============

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

                         Year Ended          Year Ended           Year Ended
                         December 31,        December 31,        December 31,
                            2000                 1999                1998
                         --------------      ---------------     -------------

  Statutory rate          ($1,798,027)        ($2,076,176)         $3,907,105
  State taxes net
   of federal benefit        (148,804)           (403,022)            446,526
  Permanent differences
   and Other                   22,550            (593,204)               -
                         --------------      ---------------     -------------
                           (1,924,281)         (3,072,402)          4,353,631
                         --------------      ---------------     -------------

  Less valuation
   allowance                1,924,281           1,169,787                -
                         --------------      ---------------     -------------

  Total                           -           ($1,902,615)         $4,353,631
                         ==============      ===============     =============

The tax effects of the primary "temporary differences" between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company's deferred tax assets are as follows:

                         Year Ended          Year Ended           Year Ended
                         December 31,        December 31,        December 31,
                            2000                 1999                1998
                         --------------      ---------------     -------------
  Net operating loss
   carry-forward           $3,730,923          $1,751,199                -
  Contract termination
   costs                      378,555             378,555            $378,554
  Bad debt expense            196,879              54,164                -
  Other                       137,488             104,648              18,935
  Valuation allowance      (4,443,845)         (2,288,566)               -
                         ---------------     ---------------     -------------
        Total                    -                   -               $397,489
                         ===============     ===============     =============
                                      F-11

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital totaling zero, zero, and $3,512,205 for the years ended December 31, 2000, 1999, and 1998, respectively. The tax benefit effect of option and warrant exercises during 2000 and 1999 were $230,998 and $697,208, respectively. However, these benefits were deferred because of a net operating loss carry-forward for tax purposes ("NOLs") that occurred during the fourth quarter of 1999 from a cumulative effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock activities approximate $8.8 million for federal purposes, of which $3.5 million will expire in 2019, $5.3 million in 2020 and $13.0 million for state purposes, of which $9.7 million will expire in 2009, $3.3 million in 2010. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.


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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):

                        Year Ended                   Year Ended                   Year Ended
                    December 31, 2000            December 31, 1999            December 31, 1998
                -----------------------------------------------------------------------------------

                 Loss   Shares    EPS         Loss    Shares    EPS         Income    Shares    EPS
                -----------------------------------------------------------------------------------

 Basic EPS      ($5.2)   10.5   ($0.49)      ($4.2)   11.4   ($0.37)         $6.8     13.3    $0.51

 Dilutives:
 Options and
 Warrants          -       -                    -       -                      -       1.6
                -----------------------------------------------------------------------------------

 Diluted EPS    ($5.2)   10.5   ($0.49)      ($4.2)   11.4   ($0.37)         $6.8     14.9    $0.46
               ====================================================================================

At December 31, 2000, there were 4,117,400 options and warrants outstanding. Their impact on future diluted earnings per share is dependent on the market price of the Company's common stock.

NOTE 8 - STOCK COMPENSATION

Stock options for purchase of the Company's common stock have been granted to both employees and non-employees since the date of the Company's public inception. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

On December 2, 1997, the Company's Board of Directors approved a new Stock Option Plan ("Plan") which provides for the granting of up to one million five hundred thousand shares to employees. Under this Plan, the Company may grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company. Stockholders approved the Plan in 1998. A total of 480,000, 409,000 and 550,500 options were granted under this Plan during the years ended December 31, 2000, December 31, 1999 and December 31, 1998, respectively.

The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its grants of options to employees. Under the intrinsic value method prescribed by APB 25, no compensation expense relating to grants to employees has been recorded by the Company in periods reported. If compensation expense for awards made during the years ended December 31, 2000, December 31, 1999 and December 31, 1998, had been determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123,
"Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                             Year Ended         Year Ended         Year Ended
                            December 31,       December 31,       December 31,
                               2000               1999               1998
                           -------------      -------------      -------------
    Pro forma net income
    (loss)                  ($5,434,223)       ($5,246,735)       $5,339,691

    Pro forma earnings
    (loss) per share:
    Basic                        ($0.52)            ($0.46)           $0.40
    Diluted                      ($0.52)            ($0.46)           $0.36



Expense relating to options granted to non-employees has been appropriately recorded in the periods presented based on either fair values agreed upon with the grantees or fair values as determined by the Black-Scholes pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes pricing model to determine the fair value of stock options granted during the periods presented using the following assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility ranging between 92.8% and 110% for the year ended December 31, 2000 and 59.5% and 29.0% for the years ended December 31, 1999 and 1998, respectively; expected dividend yield of 1.5%; and risk-free interest rate of between 4.94% and 6.59% for the year ended December 31, 2000; expected dividend yield of 1.5%; and risk-free interest rate of 5.10% for the year ended December 31, 1999; expected dividend yield of 2.5% and risk-free interest rate of 5.71% for the year ended December 31, 1998, based on the expected life of the option. The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative of the impact on future years' reported net income as SFAS No. 123 does not apply to stock options granted prior to the beginning of fiscal year 1996 and additional stock options awards are anticipated in future years. All options were immediately vested upon grant, with the exception of an amount totaling 100,000 options awarded which are subject to vesting requirements, 75,000 of which remain to be vested at December 31, 2000.

A summary of the status of the Company's stock options and warrants granted to both employees and non-employees as of December 31, 2000, 1999, and 1998 and changes during the years then ended is presented below:

Year Ended December 31, 2000:

                                          Employees            Non-Employees             Total
                                     ------------------     ------------------    -------------------
                                               Weighted               Weighted               Weighted
                                                Average                Average                Average
                                     Shares    Exercise     Shares    Exercise    Shares     Exercise
                                     (,000)      Price      (,000)      Price     (,000)       Price
                                    -----------------------------------------------------------------
Options/warrants outstanding
 at  beginning of period              2,799      $4.590      1,480      $5.140      4,279      $4.780
Additions/deductions:
 Granted                                440       1.100         40       0.812        480       1.070
 Exercised                              460       0.500        130       0.500        590       0.500
 Cancelled                               32       7.829         20       7.402         52       7.665
                                    -----------------------------------------------------------------
Options/warrants outstanding          2,747      $4.680      1,370      $5.418      4,117      $4.926
 at end of period                   -----------------------------------------------------------------
Options/warrants exercisable
 at end of period                     2,747                  1,370                  4,117
                                    =================================================================

Weighted average fair value
 of Grants                            $0.69                     $0.55                     $0.68
Price range of  options/
 warrants exercised                   $0.50                     $0.50                     $0.50
Price range of options/
 warrants outstanding               $0.812-$10.00             $0.812-$10.00            $0.812-$10.00
Price range of options/
 warrants exercisable               $0.812-$10.00             $0.812-$10.00            $0.812-$10.00


Year Ended December 31,1999:


                                          Employees            Non-Employees             Total
                                     ------------------     ------------------    -------------------
                                               Weighted               Weighted               Weighted
                                                Average                Average                Average
                                     Shares    Exercise     Shares    Exercise    Shares     Exercise
                                     (,000)      Price      (,000)      Price     (,000)       Price
                                    -----------------------------------------------------------------
Options/warrants outstanding
 at  beginning of period              2,560       $4.27      1,790       $4.55      4,350       $4.39
Additions/deductions:
 Granted                                389        5.13         20        5.13        409        5.13
 Exercised                              150        0.50        330        1.93        480        1.48
                                    -----------------------------------------------------------------
Options/warrants outstanding          2,799       $4.59      1,480       $5.14      4,279       $4.78
 at end of period                   -----------------------------------------------------------------
Options/warrants exercisable
 at end of period                     2,799                  1,480                  4,279
                                    =================================================================

Weighted average fair value
 of Grants                            $1.41                     $1.41                    $1.41
Price range of  options/
 warrants exercised                   $0.50                   $0.75-$2.50              $0.50-$2.50
Price range of options/
 warrants outstanding              $0.50-$10.00               $0.50-$10.00             $0.50-$10.00
Price range of options/
 warrants exercisable              $0.50-$10.00               $0.50-$10.00             $0.50-$10.00



                                     F-14

Year Ended December 31, 1998:


                                          Employees            Non-Employees             Total
                                     ------------------     ------------------    -------------------
                                               Weighted               Weighted               Weighted
                                                Average                Average                Average
                                     Shares    Exercise     Shares    Exercise    Shares     Exercise
                                     (,000)      Price      (,000)      Price     (,000)       Price
                                    -----------------------------------------------------------------
Options/warrants outstanding
 at  beginning of period              2,030       $2.86      2,388       $3.61      4,418       $3.27
Additions/deductions:
 Granted                                530        9.68         20        9.68        550        9.68
 Exercised                               -          -          618        1.08        618        1.08
                                    -----------------------------------------------------------------
Options/warrants outstanding          2,560       $4.27      1,790       $4.55      4,350       $4.39
 at end of period                   -----------------------------------------------------------------
Options/warrants exercisable
 at end of period                     2,560                  1,790                  4,350
                                    =================================================================

Weighted average fair value
 of Grants                            $2.67                     $2.67                    $2.67
Price range of  options/
 warrants exercised                     -                     $0.50-$1.75              $0.50-$1.75
Price range of options/
 warrants outstanding              $0.50-$10.00               $0.50-$10.00             $0.50-$10.00
Price range of options/
 warrants exercisable              $0.50-$10.00               $0.50-$10.00             $0.50-$10.00


The following table summarizes information about stock options outstanding and stock options exercisable, as granted to both employees and non-employees, at December 31, 2000:



                             Employees                                  Non-Employees
                             ---------                                  -------------

                             Weighted                                     Weighted
                              Average                                      Average
    Range of                Remaining      Weighted                      Remaining      Weighted
    Exercise      Number   Contractual     Average          Number      Contractual      Average
     Prices    Outstanding     Life      Exercise Price   Outstanding      Life       Exercise Price
-----------------------------------------------------------------------------------------------------

 $0.81 - $2.06    1,290,000      3.7         $1.53            749,900          1.1         $1.70
 $2.50 - $5.12      601,000      5.5         $4.14             10,000          8.3         $5.12
 $9.68 - $10.00     856,500      4.7         $9.81            610,000          1.4         $9.99

                --------------                           -----------------
                  2,747,500                                  1,369,900
                ==============                           =================

Options outstanding as of December 31, 2000, December 31, 1999, and December 31, 1998, expire from June 30, 2000, through December 20, 2010, depending upon the date of grant.

In early 1999 the Company implemented a defined contribution plan for its employees. The Company's contribution to the plan is based on the amount of the employee plan contributions. The Company's contribution cost to the plan in 2000 was approximately $119,000.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding. Such shares are reflected as treasury stock and will be available for general corporate purposes. From the initiation of the plan until December 31, 2000, 4,129,191 shares have been repurchased at a cost of $24,012,670 or an average cost of $5.82 per share.

As a result of the litigation relating to the case against Nutritional Foods Corporation , in March of 1998, a subsequent order of the Court of Common Pleas of Bucks County modified the decree of January 23, 1997 to provide for a return to treasury of 604,928 shares to the Company. As payment for legal services, 118,066 of these shares were reissued with a market value of approximately $1,145,358. This value, the cost of reacquiring these shares, then became the value of the net treasury stock ($2.35 per share) represented by 486,862 shares returned to treasury.

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, of $148,041, $137,015, and $153,594
respectively. The future minimum lease obligations under these operating leases are $459,230.

The Company has committed to advertising costs approximating $2,200,000 relating to 2001. Additional advertising cost is expected to be incurred for the remainder of 2001.

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania. The Complaint alleges that the Plaintiffs purchased certain Cold-Eeze products between August, 1996, and November, 1999, based upon cable television, radio and internet advertisements which allegedly misrepresented the qualities and benefits of the Company's products. The
Complaint requests an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of warranty and unjust enrichment, as well as a judicial determination that the action be maintained as a class action. In October, 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action. The Company believes that the action lacks merit, is not suitable for class action certification and the Company is vigorously defending this lawsuit. The Company believes that the plaintiffs' claims are without merit but certain pre-trial motions and discovery remains incomplete and no prediction can be made as to the outcome of this case.

A Special Meeting of the Quigley stockholders was held on October 15, 1999, at which a majority of the shares entitled to vote adopted a Corrective Action Proposal (initially reported in the Company's Form 10-Q for the quarter ending June 30, 1999) to ratify actions previously taken by the Company relating to the 1990 1 for 2.74 reverse split, the 1995 1 for 10 reverse split (the "Reverse Splits") and the 1997 1 for 2 forward split (the "Forward Split"). Pursuant to the October 15, 1999 Special Meeting, the Company authorized the filing of a declaratory judgment action in Nevada to determine the effectiveness of the Corrective Action.

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

An underlying claim filed by Goldblum and Wayne in the Court of Common Pleas of Montgomery County, Pennsylvania, on March 17, 1996 alleging that the plaintiffs became owners of 500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of $100,000 for breach of contract and conversion. The Company is vigorously defending this lawsuit and has denied any liability to the plaintiffs. The Company also believes that the plaintiffs' claims are barred by the applicable statutes of limitations, and that the plaintiffs are, in any event, limited to claims for approximately 36,000 shares. The Company continues to believe that the plaintiffs' claims are without merit but certain pre-trial discovery remains incomplete and no prediction can be made as to the outcome of this case.

NOTE 13 - SUBSEQUENT  EVENTS

On January 2, 2001, the Company agreed to acquire certain assets and assume certain liabilities of a privately held company involved in the direct marketing and distribution of health and wellness products. This acquisition requires cash payments that will approximate $242,000 and 50,000 shares of the Company's stock issued to the former owners of the assets acquired. These cash payments require an initial payment of $100,000, with the balance to be paid as percent of sales attained until the total price of $242,000 is accomplished. The net assets acquired at acquisition principally consisted of intangibles with no recorded value, inventory and fixed assets of $421,000 and liabilities assumed approximating $299,000. Also required are continuous payments for the use of product formulations; consulting; confidentiality and non-compete fees that total up to 12% on net sales collected until $540,000 is paid, which such fees become 5% on net sales collected for the continuous applications of these arrangements.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has sales brokerage and other arrangements with entities whose major stockholders are also stockholders of The Quigley Corporation, or are related to major stockholders of the Company. Commissions and other items paid or payable under such arrangements for the years ended December 31, 2000, December 31, 1999, and December 31, 1998, amounted to $466,033, $370,466, and $270,113 , respectively. Amounts payable under such agreements at December 31, 2000 and 1999 were approximately $195,075 and $89,605, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities. During 2000, fees amounting to $251,607 have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

NOTE 15 - QUARTERLY INFORMATION (UNAUDITED)

                                                              Quarter Ended
                                        --------------- ---------- ------------- --------------
                                            March 31,   June 30,   September 30,   December 31,
                                        --------------- ---------- ------------- --------------
2000
Net Sales                                  $6,614,786   $1,300,111    $3,765,229     $7,684,060
Gross Profit                                4,339,858      890,884     2,571,319      5,677,533
Net Income (loss)                          (3,923,438)  (1,652,290)      114,401        264,854

Basic (loss) per common share                  ($0.38)      ($0.16)        $0.01          $0.03
Diluted (loss) per common share                ($0.38)      ($0.16)        $0.01          $0.03

1999
Net Sales                                  $6,136,902   $2,063,319    $4,103,965    $12,515,756
Gross Profit                                4,084,252    1,400,337     2,743,230      8,712,820
Net Income (loss)                          (1,855,214)  (1,103,629)       18,333     (1,263,275)

Basic earnings (loss) per common share         ($0.15)      ($0.10)        $0.00         ($0.12)
Diluted earnings (loss) per common share       ($0.15)      ($0.10)        $0.00         ($0.12)



                    RESPONSIBILITY FOR FINANCIAL STATEMENTS




The management of The Quigley Corporation is responsible for the information and representations contained in this report. Management believes that the financial statements have been prepared in conformity with generally accepted accounting principles and that the other information in this annual report is consistent with those statements. In preparing the financial statements, management is required to include amounts based on estimates and judgments, which it believes are reasonable under the circumstances.

In fulfilling its responsibilities for the integrity of the data presented and to safeguard the Company's assets, management employs a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that the Company's assets are protected and that transactions are appropriately authorized, recorded, and summarized. This system of control is supported by the selection of qualified personnel, by organizational assignments that provide appropriate delegation of authority and division of responsibilities, and by the dissemination of policies and procedures.

PricewaterhouseCoopers LLP, the Company's independent accountants, performed an audit for the years ended December 31, 2000, 1999, and 1998, in accordance with generally accepted auditing standards. The independent accountants conducted a review of internal accounting controls to the extent required by generally accepted auditing standards and performed such tests and procedures, as they deem necessary to arrive at an opinion on the fairness of the financial statements presented herein.






/s/  Guy J. Quigley                                          February 19, 2001
---------------------------------------------                -----------------
Guy J. Quigley, Chairman of the Board,                             Date
  President, Chief Executive Officer


/s/ George J. Longo                                          February 19, 2001
---------------------------------------------               ------------------
George J. Longo, Vice President, Chief Financial Officer           Date
  (Principal Financial and Accounting Officer)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of The Quigley Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity, and cash flows present fairly, in all material respects, the financial position of The Quigley Corporation and its subsidiaries at December 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP




Philadelphia, Pennsylvania
February 19, 2001

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
None


                                   PART III
                                   --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
         -----------------------------------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION
         ----------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         ----------------------------------------------

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders.

                                    PART IV
                                    -------

ITEM 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

          10.9 Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A dated April 4, 1997)

         10.10 Employment Agreement dated November 5, 1996 between the Company and George J. Longo (incorporated by reference to Exhibit 10.10 of Form 10-KSB dated March 30, 1998)

         10.11 Employment Agreement dated January 1, 1997 between the Company and Eric H. Kaytes (incorporated by reference to Exhibit 10.11 of Form 10-KSB dated March 30, 1998)

         10.12 Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A filed with the Commission on September 18, 1998)

          23.1 Consent of PricewaterhouseCoopers LLP, Auditors, dated March 1, 2001

          27.1 Financial Data Schedule


 -----------------------------------------------------------------------------


    (b)  Reports on Form 8-K

         No reports were filed on Form 8-K in the quarter ended December 31, 2000.

Signatures



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                       THE QUIGLEY CORPORATION


/s/ Guy J. Quigley                                                         March 5, 2001
-----------------------------------------------                            -------------
Guy J.Quigley, Chairman of the Board, President,                                Date
Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company in the capacities and on the dates indicated:


     Signature                             Title                               Date
     _________                             _____                               ____


/s/ Guy J. Quigley              Chairman of the Board, President,          March 5, 2001
-------------------------       Chief Executive Officer and Director       -------------
Guy J. Quigley


/s/ Charles A. Phillips         Executive Vice President, Chief            March 5, 2001
-------------------------       Operating Officer and Director             -------------
Charles A. Phillips


/s/ George J. Longo             Vice President, Chief Financial            March 5, 2001
-------------------------       Officer and Director (Principal            -------------
George J. Longo                 Financial and Accounting Officer)


/s/ Eric H. Kaytes              Vice President, Chief Information          March 5, 2001
-------------------------       Officer, Secretary, Treasurer and          -------------
Eric H. Kaytes                  Director


/s/Jacqueline F. Lewis          Director                                   March 5, 2001
-------------------------                                                  -------------
Jacqueline F. Lewis


/s/ Rounsevelle W. Schaum       Director                                   March 5, 2001
-------------------------                                                  -------------
Rounsevelle W. Schaum


                                                                  EXHIBIT 23.1



                      CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (File Nos. 333-61313, 333-10059, 333-14687 and
333-26589) and S-3 (File No. 333-31241) of The Quigley Corporation of our report dated February 19, 2001, relating to the financial statements, which appears in this Form 10-K.





/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 2001