Form 10-Q
period 2001-03-31
QUIGLEY CORP
filed 2001-04-30
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

            For the quarterly period ended       MARCH 31, 2001
                                                 --------------

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
--------------------------------------------------------------------------------
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

Indicate  the  number of shares  outstanding  of each of the  issuer's  class of
Common  Stock,  as  of  the  latest  practicable  date.  The  number  of  shares outstanding of each of the registrant's classes of Common Stock, as of April 30,
2001, was 10,675,153 all of one class of $.0005 par value Common Stock.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
     PART I - FINANCIAL INFORMATION

Item 1.                 Consolidated Financial Statements                  3-12

Item 2.                 Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     12-14

Item 3.                 Quantitative and Qualitative Disclosure About
                        Market Risk                                          14

     PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings                                 14-15

Item 2.                 Changes in Securities                                15

Item 3.                 Defaults Upon Senior Securities                      15

Item 4.                 Submission of Matters to a
                        Vote of Security Holders                             15

Item 5.                 Other Information                                    15

Item 6.                 Exhibits and Reports on Form 8-K                     15

Signatures                                                                   16

EDGAR                   Exhibit 27                                           17

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                 ASSETS                                           March 31, 2001   December 31, 2000
                                                                                    (unaudited)    -----------------
                                                                                    -----------

CURRENT ASSETS:

           Cash and cash equivalents                                               $  9,707,000    $ 11,365,843
           Accounts receivable (less doubtful accounts of $519,477 and $536,297)      2,184,848       4,062,703
           Inventory                                                                  7,633,318       6,917,889
           Prepaid expenses and other current assets                                  1,366,699       1,123,275
                                                                                   ------------    ------------
               TOTAL CURRENT ASSETS                                                  20,891,865      23,469,710
                                                                                   ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                   2,332,313       2,139,727
                                                                                   ------------    ------------

OTHER ASSETS:

           Patent rights - Less accumulated amortization                                 87,761         109,702
           Excess of cost over net assets acquired                                      441,203         329,166
           Other assets                                                                  62,310           7,296
                                                                                   ------------    ------------
                TOTAL OTHER ASSETS                                                      591,274         446,164
                                                                                   ------------    ------------

TOTAL ASSETS                                                                       $ 23,815,452    $ 26,055,601
                                                                                   ============    ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable                                                             424,685    $    763,527
           Accrued royalties and sales commissions                                    1,142,265       1,449,642
           Accrued advertising                                                          909,427       1,737,873
           Other current liabilities                                                    520,468         896,541
                                                                                   ------------    ------------
                TOTAL CURRENT LIABILITIES                                             2,996,845       4,847,583
                                                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES                                            237,204         237,326
                                                                                   ------------    ------------

STOCKHOLDERS' EQUITY:

           Common stock, $.0005 par value; authorized 50,000,000;
                Issued: 15,321,206 and 15,271,206 shares                                  7,661           7,636
           Additional paid-in-capital                                                28,915,613      28,871,887
           Retained earnings                                                         16,846,288      17,249,197
           Less: Treasury stock, 4,646,053 and 4,616,053 shares, at cost            (25,188,159)    (25,158,028)
                                                                                   ------------    ------------
                TOTAL STOCKHOLDERS' EQUITY                                           20,581,403      20,970,692
                                                                                   ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 23,815,452    $ 26,055,601
                                                                                   ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                             March 31, 2001   March 31,2000
                                             --------------   -------------

SALES:
      Sales                                   $  5,198,537    $  6,614,786
      Co-operative advertising promotions          394,663       1,207,900
                                              ------------    ------------

NET SALES                                        4,803,874    $  5,406,886
                                              ------------    ------------

COST OF SALES                                    1,784,932       2,274,928
                                              ------------    ------------

GROSS PROFIT                                     3,018,942       3,131,958
                                              ------------    ------------

OPERATING EXPENSES:
      Sales and marketing                        1,539,445       5,471,756
      Administration                             1,787,166       1,522,665
      Research and development                     247,533         236,134
                                              ------------    ------------
TOTAL OPERATING EXPENSES                         3,574,144       7,230,555
                                              ------------    ------------

LOSS FROM OPERATIONS                              (555,202)     (4,098,597)

INTEREST AND OTHER INCOME                          152,171         175,159
                                              ------------    ------------

LOSS BEFORE TAXES                                 (403,031)     (3,923,438)
                                              ------------    ------------

INCOME TAX EXPENSE (BENEFIT)                          --              --

MINORITY INTEREST IN LOSS
 OF CONSOLIDATED AFFILIATE                             122            --
                                              ------------    ------------

NET LOSS                                      ($   402,909)   ($ 3,923,438)
                                              ============    ============

LOSS  PER COMMON SHARE:

      Basic                                   ($      0.04)   ($      0.38)
                                              ============    ============

      Diluted                                 ($      0.04)   ($      0.38)
                                              ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     Basic                                      10,675,153      10,349,731
                                              ============    ============

     Diluted                                    10,675,153      10,349,731
                                              ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three Months Ended
                                                       March 31, 2001  March 31,2000
                                                       --------------  -------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES            ($ 1,327,019)   ($ 1,807,434)
                                                       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (216,950)        (76,952)
   Net cost of assets acquired                             (128,493)           --
                                                       ------------    ------------

   NET CASH FLOWS FROM INVESTING ACTIVITIES                (345,443)        (76,952)
                                                       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Common Stock for business acquisition         43,750            --
   Repurchase of Common Stock                               (30,131)           --
                                                       ------------    ------------
   NET CASH FLOWS USED IN FINANCING ACTIVITIES               13,619            --
                                                       ------------    ------------

   NET DECREASE IN CASH                                  (1,658,843)     (1,884,386)

CASH & CASH EQUIVALENTS, BEGINNING OF  PERIOD            11,365,843      13,990,475
                                                       ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                 $  9,707,000    $ 12,106,089
                                                       ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and  homeopathic  products and which  products are being  offered to the general
public.   For  the  fiscal   periods   presented,   the  Company's   proprietary
"Cold-Eeze(R)" products contribute the majority of revenues.

Darius  International Inc., a wholly owned subsidiary of The Quigley Corporation was formed in January 2000 to introduce new products to the marketplace  through a network of independent  distributors.  Darius is a direct selling organization specializing  in  proprietary  health and  wellness  products,  which  commenced shipping product to customers in the third quarter of 2000.

Effective  July 1,  2000,  The  Quigley  Corporation  acquired  a 60%  ownership position of Caribbean Pacific Natural Products,  Inc. an Orlando,  Florida-based company.  Caribbean  Pacific Natural  Products,  Inc. is a leading developer and marketer of  all-natural  sun and skincare  products for luxury  resorts,  theme parks and spas.

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

In two double blind studies  Cold-Eeze(R)  has been shown to reduce the severity and duration of common cold  symptoms by nearly half.  The results of the latest randomized  double-blind  placebo-controlled  study  of  the  common  cold  were published in 1996 in the ANNALS OF INTERNAL  MEDICINE - VOL. 125 NO 2.  Research
is continuing on this product in order to maximize its full potential use by the general public.

In the last half of 1998,  the  Company  launched  Cold-Eeze(R)  in a sugar free version of the product to benefit  diabetics and other consumers  concerned with their sugar intake.  Late in the fourth quarter of 1998, the Company  launched a bubble gum version of Cold-Eeze(R).

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

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers complementing its own personnel to represent the Company's over-the-counter products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

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
Cold-Eezer(R) Plus,  Cold-Eezer(R)  Cinnamon Gum, Dermaloe first aid antiseptic,
Pain  Goes  pain  spray,  Ardor  dietary  supplement  and a wide  array  of food supplements and vitamins.

Sun-care and Skincare Products
------------------------------

Caribbean Pacific Natural Products, Inc., is a leading developer and marketer of all-natural sun and skincare products for luxury resorts, theme parks and spas.

These products are all-natural, eco-safe, and organic, meaning that the need for petro-chemical,  synthetic,  and chemical additives used by most competitors has been  eliminated.  All-natural  ingredients  such as aloe  vera,  rose  hip oil, squalane,  Vitamin E, tea tree oil and other  natural oils and extracts are used instead of many synthetic  preservatives,  fillers and softeners  which may have side-effects.

Caribbean Pacific currently has three distinct product lines:  Virgin Sol, Coral
Sol and Sport Sol and is  currently  developing  a spa line called  Sabate and a dry-grip golf product.

Caribbean  Pacific  markets a line of natural  protectors,  or "Sol Cremes" that provide dual protection against the damaging effects of the sun. This product is available in differing Sun  Protection  Factors  (SPF).  Caribbean  Pacific also markets a sunscreen  product called  "Karibbean  Kidz"  especially for children, again containing all natural ingredients found in nature.

Additionally,  Caribbean  Pacific  markets  various  products  rich in essential nutrients  and  vitamins  necessary  for the skin.  Products  available  in this category  are:  Black Pearl Ultra Oil,  Diamond Rose Dry Tanning Oil and Emerald
Rose Tanning Oil.

Caribbean Pacific has developed an effective  combination of natural ingredients for moisture that include the Aloe Rose Body Creme, a moisturizing  lotion,  and the Tea  Tree  Burn  Relief,  which  cools  the  skin to  soothe the  discomfort associated with burns, insect bites and itching.

Caribbean  Pacific  also  has  the  capability  to  make  available   customized
merchandise,  such as beach bags,  beach towels etc., which complement the range of sun-care and skincare products, which it currently markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated Balance Sheet at March 31, 2001, the consolidated Statements of
Operations  for the  three-month  periods ended March 31, 2001 and 2000, and the consolidated  Statements of Cash Flows for the  three-month  periods ended March
31,  2001 and  2000,  have  been  prepared  without  audit.  In the  opinion  of management,  all  adjustments  necessary  to  present  fairly  the  consolidated financial  position,  consolidated  results of operations and consolidated  cash flow, for the periods indicated, have been made.

Darius International Inc., a wholly owned subsidiary of The Quigley Corporation, was formed in January 2000 to  implement  alternative  methods of marketing  and distribution for existing and new product lines.

During  July 2000,  the  Company  acquired a 60 percent  ownership  position  of
Caribbean  Pacific Natural  Products,  Inc., a leading developer and marketer of all-natural sun and skincare products for luxury resorts,  theme parks and spas.
This  acquisition  is accounted  for by the purchase  method of  accounting  and
accordingly,   the  operating  results  have  been  included  in  the  Company's consolidated  Statements  of  Operations  from  the  date of  acquisition.  This majority  ownership  position  required  a  cash  investment  that  approximated
$812,000  and  the  provision  for a $1  million  line  of  credit,  secured  by inventory, accounts receivable and all other assets of Caribbean Pacific Natural
Products.  The net assets of Caribbean  Pacific Natural  Products,  Inc., at the
acquisition  date  principally  consisted of a product license and  distribution rights with no  recorded  value,  inventory  and fixed  assets of  $312,915  and
$510,000  of  working  capital  with a  contribution  to  minority  interest  of
$329,166.

The  40  percent  ownership  position  representing  the  minority  interest  of
Caribbean  Pacific  Natural  Products,  Inc.,  is reflected in the  consolidated
Statements of Operations  for their  portion of (losses),  and the  consolidated
Balance Sheet for their ownership portion of accumulated (losses),  share of net assets and capital stock at acquisition date.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities  of a privately  held company  involved in the direct  marketing and distribution of health and wellness  products.  This  acquisition  required cash payments that will approximate $242,000 and 50,000 shares of the Company's stock issued to the former owners of the assets acquired.  These cash payments require an initial payment of $100,000,  with the balance to be paid as percent of sales attained  until the total  price of  $242,000  is  accomplished.  The net assets acquired at acquisition  principally  consisted of intangibles  with no recorded
value,   inventory  and  fixed  assets  of  $421,000  and  liabilities   assumed
approximating  $299,000.  Also required are  continuous  payments for the use of product  formulations;  consulting;  confidentiality  and non-compete  fees that total up to 12% on net sales collected  until $540,000 is paid,  which such fees become  5% on net  sales  collected  for the  continuous  applications  of these arrangements.  This  acquisition  is  accounted  for by the  purchase  method of accounting  and  accordingly,  the  operating  results have been included in the
Company's  consolidated  Statements of Operations  from the date of acquisition.
The  excess  of  cost  over  net  assets   acquired  is  being  amortized  on  a
straight-line basis over a period of 15 years.

All inter-company transactions and balances have been eliminated.

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with generally accepted accounting  principles have been condensed or omitted. It is suggested that these financial  statements be read in conjunction with the financial  statements and accompanying notes for the fiscal year ended December 31, 2000, in the Company's Form 10-K.

Revenues for 2000 have been  re-classed  to reflect the changes  required by the
Emerging Issues Task Force ("EITF") that issued EITF No. 00-14,  "Accounting for
Coupons, Rebates and Discounts" that addressed accounting for sales incentives.

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

The Company currently uses three separate  suppliers to produce  Cold-Eeze(R) in lozenge,  bubble gum, and sugar free tablet form. The  Bodymate(TM)  product and the  Cold-Eeze(R)  lozenge are manufactured by a third party  manufacturer  that produces exclusively for the Company. The majority of the Company's revenues are currently generated from the sale of the Cold-Eeze(R) lozenge product. The other forms are manufactured by third parties that produce a variety of other products for other customers. Should these relationships terminate or discontinue for any reason,  the Company has formulated a contingency  plan in order to prevent such discontinuance  from  materially  affecting the Company's  operations.  Any such termination  may,  however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material used in the  production  of the product is available  from numerous sources. Currently, it is being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the  contract  manufacturer  with  the  ingredients,  other  sources  have  been identified.

COUPONS, REBATES AND DISCOUNTS

In May 2000,  the Emerging  Issues Task Force  ("EITF")  issued EITF No.  00-14,
"Accounting for Coupons,  Rebates and Discounts"  that addressed  accounting for sales  incentives.  The Task Force  concluded  that in accounting for cash sales incentives,  a  manufacturer  should  recognize  the incentive as a reduction of revenue  on the later date of the  manufacturer's  sale or the date the offer is made to the public.  The reduction of revenues  should be measured  based on the estimated  amount of  incentives to be claimed by the ultimate  customers.  This pronouncement was adopted in the first quarter of 2001.

ROYALTIES

The Company  includes  royalties  and founders  commissions  incurred as cost of products sold based on agreement terms.

ADVERTISING

Advertising costs are generally expensed within the period to which they relate.
Advertising  costs  incurred  for the three months ended March 31, 2001 and 2000 were $1,032,543 and $6,016,724,  respectively.  Included in prepaid expenses and other  current  assets were  $427,550  and  $419,000 at March 31, 2001 and 2000, respectively, relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the three months  ended March 31, 2001 and 2000 were  $247,533 and  $236,134,  respectively.  Included  in  Research  and  Development  are the
expenses incurred as part of the costs related to the application for a pharmacy drug license in the United Kingdom.

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See Note 5 for disclosure related to this Standard.

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

Financial information by business segment follows:

--------------------------------------------------------------------------------
                                      OTC             Direct
  AS OF AND FOR THE THREE             Cold           Marketing      Sun and
MONTHS ENDED MARCH 31, 2001          Remedy          Health and     Skincare        Corporate
                                    Products          Wellness      Products        and Other          Total
-----------------------------------------------------------------------------------------------------------------
Net Sales
  Customers                       $  3,384,577    $    775,518    $    643,779            --      $  4,803,874
  Inter-segment                           (712)        294,202            --      ($   293,490)           --
Segment operating profit (loss)       (199,630)       (187,584)           (184)        (15,511)       (402,909)
Total Assets                      $ 24,343,891    $  1,498,435    $  1,350,670    ($ 3,377,544)   $ 23,815,452

-----------------------------------------------------------------------------------------------------------------
                                      OTC             Direct
  AS OF AND FOR THE THREE             Cold           Marketing      Sun and
MONTHS ENDED MARCH 31, 2000          Remedy          Health and     Skincare        Corporate
                                    Products          Wellness      Products        and Other          Total
-----------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                       $  5,406,886            --             -               --       $  5,406,886
  Inter-segment                           --              --             -               --              --
Segment operating profit (loss)     (3,844,844)   ($    78,594)          -               --         (3,923,438)
Total Assets                      $ 26,838,914     $    31,999           -        ($   103,656)   $ 26,767,257

NOTE 4 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Since the inception of the stock  buy-back  program in January  1998,  the Board subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available  for general  corporate  purposes.  From the  initiation  of the plan,
4,159,191  shares have been  repurchased  at a cost of $24,042,801 or an average cost of $5.78 per share.  There were 30,000 shares  repurchased during the first three months of 2001.

As a result of the  litigation  relating to the case against  Nutritional  Foods
Corporation,  in March of 1998, a subsequent  order of the Court of Common Pleas of Bucks County  modified the decree of January 23, 1997 to provide for a return to treasury of 604,928  shares to the  Company.  As payment for legal  services,
118,066 of these  shares  were  reissued  with a market  value of  approximately
$1,145,358.  This value, the cost of reacquiring  these shares,  then became the value of the net treasury stock ($2.35 per share)  represented by 486,862 shares returned to treasury.

At March 31,  2001,  there were  4,042,400  unexercised  and vested  options and warrants of the Company's stock available for exercise with an additional 75,000 options awarded which are subject to vesting requirements.

NOTE 5 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became unrestricted during various periods, resulted in reductions
to   taxes    currently    payable    and   a    corresponding    increase    to
additional-paid-in-capital totaling $14,660,288 for the years ended December 31,
1999,  1998, and 1997.  The tax benefit  effect of option and warrant  exercises during 1999, 2000 and 2001 to date was $928,206,  however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs")
that  occurred  during the fourth  quarter of 1999 from a  cumulative  effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and
1998. The net operating loss carry-forwards arising from the option, warrant and stock

activities  approximate $9.2 million for federal purposes, of which $3.5 million will expire in 2019,  $5.7 million in 2020 and $13.4 million for state purposes, of which $9.7  million  will  expire in 2009,  $3.7  million in 2010.  The three months  periods  ended March 31, 2001 and 2000 losses are  reflected  at 39% for both the increase in Deferred taxes and the Valuation  Allowance.  Until profits become  available,  the  overall  effective  tax rate for 2001 will be 0% as was incurred for 2000.

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

                      Three Months Ended         Three Months Ended
                        March 31, 2001             March 31, 2000
                    Loss    Shares      EPS     Loss    Shares   EPS

                   --------------------------------------------------------
Basic EPS          ($ 0.4)   10.7   ($  0.04)  ($ 3.9)   10.3   ($0.38)
Dilutives:
Options/Warrants      --       --        --       --      --      --
                   --------------------------------------------------------
Diluted EPS        ($ 0.4)   10.7   ($  0.04)  ($ 3.9)   10.3   ($0.38)
                   ========================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items paid or payable under such arrangements  amounted to approximately $40,018 and $111,983,  respectively,  for the three-month  periods ended March 31, 2001 and 2000.

The Company is in the process of acquiring licenses in certain countries through
related party entities.  For the  three-month   periods ended March 31, 2001 and
2000, fees amounting to $68,470 and $44,838,  respectively,  have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

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

Also required for the  acquisition of certain assets of a privately held company involved  in the  direct  marketing  and  distribution  of health  and  wellness
products  are  continuous   payments  for  the  use  of  product   formulations;
consulting;  confidentiality  and  non-compete  fees that total up to 12% on net sales collected  until $540,000 is paid,  which such fees become 5% on net sales collected for the continuous applications of these arrangements.

The Company has remaining  contractual  commitments  for  advertising  and other purchases amounting to approximately $1.8 million.

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

OVERVIEW
--------

Revenues for the three months  period  ended March 31, 2001 were  $4,803,874  as compared to $5,406,886  for the  comparable  2000 period.  Indications  are that previous overstocking by certain customers has been considerably reduced through
March 31, 2001.  The results also reflect the fact that the Company is no longer in a  position  to  supply  product  to the  allergy  market  due  to the  FTC's contention  that the results of the  Cold-Eeze(R)  cold  symptoms  studies  were
inconclusive  regarding  allergy  symptoms.  Darius  International,   Inc.,  and
Caribbean Pacific Natural Products, Inc., contributed revenues of $1,419,297 and zero for the three months periods ended March 31, 2001 and 2000, respectively.

As a  result  of  many  zinc  products  exiting  the  marketplace  during  2000,
Cold-Eeze(R)  now has more  visibility  as the original  clinically  proven zinc product on the  market,  effective  in reducing  the  severity  and  duration of symptoms of the common  cold.  Throughout  2000,  the Company has  attempted  to counteract  the  efforts  by the  media  and  all  other  sources  to  discredit
Cold-Eeze(R).

In conjunction with the foregoing,  consumer  misconception and the low consumer use of Cold-Eeze(R),  a substantial  investment in advertising initiated in 1998 continued  until the end of the  first  quarter  of 2000.  This  investment  was necessary to establish brand awareness for  Cold-Eeze(R) and also to promote new product  introductions of Cold-Eeze(R) sugar free,  Cold-Eeze(R)  bubble gum and
Bodymate(TM).

The advertising program also involved  substantial retail support in the product sell-through  to the consumer  during the first quarter of 2000. The advertising cost  approximated  $1.0  million for the three  months  ended March 31, 2001 as compared  with  approximately  $6.0 million for the  comparable  period in 2000, substantially  contributing  to the loss of  ($3,923,438)  for the three  months ended March 31, 2000. The loss for the three months periods ended March 31, 2001 and 2000  are not tax  effected  for the  potential  benefit,  which  cannot  be reflected until the Company returns to profitability.

The  Company  continues  to use the  resources  of a contract  manufacturer  and independent national and international brokers to represent and complement sales of the Company's Cold-Eeze(R) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

The Company currently uses three separate  suppliers to produce  Cold-Eeze(R) in lozenge,  bubble gum, and sugar free tablet form.  Other products of the Company and its subsidiaries are manufactured by third parties that produce a variety of other  products for other  customers.  Should these  relationships  terminate or discontinue  for any reason,  the Company has  formulated a contingency  plan in order to prevent such  discontinuance  from  materially  affecting the Company's operations.  Any such termination may,  however,  result in a temporary delay in production  until  the  replacement  facility  is  able to  meet  the  Company's production requirements.

Raw material  used in the  production  of certain  products are  available  from numerous sources. Currently,  certain materials are being procured from a single source vendor in order to secure purchasing economies.  In a situation where one vendor is not able to supply the  contract  manufacturer  with the  ingredients, other sources have been identified. All manufacturing sites have the capacity to respond quickly to market requirements.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

TIME-BASED AND VOLUME-BASED SALES INCENTIVE OFFERS

In March 2001, the Emerging Issues Task Force reached a final consensus on Issue
No. 00-22, "Accounting for `Points' and Certain Other Time-Based or Volume-Based
Sales Incentive Offers, and Offers for Free Products or Services to be Delivered
in the Future" that addresses,  among other issues, the accounting  requirements of a vendor for an offer to a customer to rebate or refund a specified amount of cash that is redeemable  only if the customer  completes a specified  cumulative level of revenue  transactions  or remains a customer for a specified  period of time.  This Issue was effective for quarters ending after February 15, 2001. The adoption  of this  Issue  did not have any  impact  on the  Company's  financial position or results of operations.

RESULTS OF OPERATIONS
---------------------

Three months ended March 31, 2001 compared to three months ended March 31, 2000
-------------------------------------------------------------------------------

For the three  months  ended March 31, 2001,  the Company  reported  revenues of
$4,803,874  and a net loss of $402,009 as compared to revenues of $5,406,886 and a net loss of  $3,923,438,  for the  comparable  period  ended  March 31,  2000.
Revenues  were  adversely  affected  by the fact that the  Company  was not in a position  to supply  product to the allergy  market due to the FTC's  contention that the results of the  Cold-Eeze(R)  cold symptoms  studies were  inconclusive regarding allergy symptoms.  As a result of the acquisition of a 60% position in
Caribbean  Pacific  Natural  Products,  Inc.,  effective  July 1,  2000  and the commencement of product shipments from Darius International, Inc., in July 2000, these two entities  contributed  $1,419,297  to revenues  for the first  quarter ended March 31, 2001, compared to zero in the comparable 2000 period.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions for the three months ended March 31, 2001 was 34.3% compared to 34.4%
for the  comparable  period  ended  March  31,  2000.  The cost of sales in 2000 reflects  greater  sales  activity  relating  to  Cold-Eeze(R)  bubble  gum  and
Cold-Eeze(R)  sugar free products when compared to the  comparable  2001 period.
Both of these  products  have a higher cost of sales than the  lozenge  product.
However,  the addition of the Caribbean Pacific Natural Products,  Inc. activity in the quarter,  with its  associated  lower  product costs helped to reduce the overall  cost of  sales  for the  quarter  ended  March  31,  2001,  effectively offsetting the higher costs related to Cold-Eeze(R) bubble gum and sugar free.

For the three  months  ended  March 31,  2001,  total  operating  expenses  were
$3,574,144  compared to  $7,230,555  for the  comparable  period ended March 31,
2000. The 2000 expenses reflect the advertising  expenditure associated with the extensive advertising  promotions to counter consumer  misconception and the low consumer  use of  Cold-Eeze(R),  which  required  a  substantial  investment  in advertising  that was initiated in 1998 and continued until the end of the first quarter of 2000.  This investment was necessary to establish brand awareness for
Cold-Eeze(R) and also to promote new product introductions of Cold-Eeze(R) sugar free, Cold-Eeze(R) bubble gum and Bodymate(TM).

The advertising program also involved  substantial retail support in the product sell-through  to the consumer  during the first quarter of 2000. The advertising cost  approximated  $1.0  million for the three  months  ended March 31, 2001 as compared  with  approximately  $6.0 million for the  comparable  period in 2000, substantially  contributing  to the loss of  ($3,923,438)  for the three  months ended March 31, 2000.  The 2001 and 2000  operating  costs,  respectively,  also
reflect  operating  costs  associated  with  Darius  International,   Inc.,  and
Caribbean Pacific Natural Products, Inc., totaling $460,744 and $504,490.

During the three months ended March 31, 2001,  the major  operating  expenses of delivery,  salaries,  brokerage commissions,  promotion,  advertising, and legal costs  accounted for $2,265,542  (63%) of total operating  costs.  The remaining items for this period were of a  semi-fixed  nature in that they do not strictly follow sales trends.  These expense categories for the comparable period in 2000 accounted for $6,089,792 (84%) of total operating costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The total  assets of the  Company at March 31, 2001 and  December  31, 2000 were
$23,815,452  and  $26,055,601,   respectively.   Working  capital  decreased  to
$17,895,020 from $18,622,127 during the period. The significant  movement within total assets represents the reduction in accounts receivable of $1,877,855, cash and cash equivalents decreased by $1,658,843, prepaid expenses and other current assets increased by $243,424,  inventory  increased by $715,429.  From a working
capital  perspective,   accounts  payable  decreased  by  $338,842  and  accrued
royalties and sales commissions decreased over the period

by $307,377  while the  advertising  accrual  decreased by $828,446.  Total cash balances  at March 31, 2001 were  $9,707,000,  as  compared  to  $11,365,843  at
December 31, 2000.

The Company believes that its increased marketing efforts and increased national publicity  concerning the  Cold-Eeze(R)  products,  the Company's  manufacturing availability,  newly available  products,  further growth in international sales together with its current  working  capital should provide an internal source of capital to fund the Company's  business  operations.  In addition to anticipated funding from  operations,  the Company may raise capital through the issuance of equity securities to finance anticipated growth.

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

CAPITAL EXPENDITURES
--------------------

Since the Company's and its subsidiary's products of Darius International, Inc., and Caribbean Pacific Natural  Products,  Inc., are manufactured for the Company by an outside source,  capital expenditures during the remainder of 2001 are not anticipated to be material.

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

An underlying  claim filed by Goldblum and Wayne in the Court of Common Pleas of
Montgomery  County,  Pennsylvania on March 17, 1996 alleging that the plaintiffs became owners of 500,000  shares each of the Company's  common stock in or about
1990 and  requested  damages in excess of $100,000  for breach of  contract  and conversion.  The Company is vigorously defending this lawsuit and has denied any liability to the  plaintiffs.  The Company also  believes  that the  plaintiffs'
claims  are  barred by the  applicable  statutes  of  limitations,  and that the plaintiffs are, in any event, limited to claims for approximately 36,000 shares.
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

NONE

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K There were no Current  Reports on Form 8-K filed  during the quarter ended March 31, 2001.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                           THE QUIGLEY CORPORATION

                                   By:    /s/        George J. Longo
                                       -----------------------------------------

                                                     George J. Longo
                                         Vice President, Chief Financial Officer

Date: April 30, 2001