Form 10-Q
period 2001-06-30
QUIGLEY CORP
filed 2001-08-06
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended       JUNE 30, 2001
                                              --------------
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

                                TABLE OF CONTENTS

                                                                       PAGE NO.
     PART I - FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements                         3-13

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations            14-17

Item 3.       Quantitative and Qualitative Disclosure About
              Market Risk                                                 17

    PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                        17-18

Item 2.       Changes in Securities                                       18

Item 3.       Defaults Upon Senior Securities                             18

Item 4.       Submission of Matters to a
              Vote of Security Holders                                 18-19

Item 5.       Other Information                                           19

Item 6.       Exhibits and Reports on Form 8-K                            19

Signatures                                                                20

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                     ASSETS                                                  June 30, 2001    December 31, 2000
                                                                              (unaudited)
                                                                             --------------   -----------------
CURRENT ASSETS:

    Cash and cash equivalents                                               $  8,695,171    $ 11,365,843
    Accounts receivable (less doubtful accounts of $480,385 and $536,297)      1,359,887       4,062,703
    Inventory                                                                  7,337,274       6,917,889
    Prepaid expenses and other current assets                                  2,673,756       1,123,275
                                                                            ------------    ------------
       TOTAL CURRENT ASSETS                                                   20,066,088      23,469,710
                                                                            ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                            2,339,273       2,139,727
                                                                            ------------    ------------

OTHER ASSETS:

    Patent rights - Less accumulated amortization                                 65,821         109,702
    Excess of cost over net assets acquired                                      435,717         329,166
    Other assets                                                                  53,042           7,296
                                                                            ------------    ------------
       TOTAL OTHER ASSETS                                                        554,580         446,164
                                                                            ------------    ------------

TOTAL ASSETS                                                                $ 22,959,941    $ 26,055,601
                                                                            ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                        $    316,059    $    763,527
    Accrued royalties and sales commissions                                      994,939       1,449,642
    Accrued advertising                                                          413,263       1,737,873
    Other current liabilities                                                  1,169,145         896,541
                                                                            ------------    ------------
       TOTAL CURRENT LIABILITIES                                               2,893,406       4,847,583
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES                                     165,575         237,326
                                                                            ------------    ------------
                                                                            ------------    ------------

STOCKHOLDERS' EQUITY:

    Common stock, $.0005 par value; authorized 50,000,000;
     Issued: 15,321,206 and 15,271,206 shares                                      7,661           7,636
    Additional paid-in-capital                                                28,915,613      28,871,887
    Retained earnings                                                         16,165,845      17,249,197
    Less: Treasury stock, 4,646,053 and 4,616,053 shares, at cost            (25,188,159)    (25,158,028)
                                                                            ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                             19,900,960      20,970,692
                                                                            ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 22,959,941    $ 26,055,601
                                                                            ============    ============

                                     See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                                  June 30, 2001  June 30, 2000    June 30, 2001    June 30, 2000
                                                                  -------------  -------------    -------------   -----------------

SALES:
  Sales                                                           $  3,381,951    $  1,300,111    $  8,580,488    $  7,914,897
  Co-operative advertising promotions                                   42,100         479,962         436,763       1,687,862
                                                                  ------------    ------------    ------------    ------------

NET SALES                                                            3,339,851         820,149       8,143,725       6,227,035

SETTLED LITIGATION                                                   1,273,864            --         1,273,864            --
                                                                  ------------    ------------    ------------    ------------

TOTAL REVENUE                                                        4,613,715         820,149       9,417,589       6,227,035
                                                                  ------------    ------------    ------------    ------------

COST OF SALES                                                        1,732,349         409,227       3,517,281       2,684,155
                                                                  ------------    ------------    ------------    ------------

GROSS PROFIT                                                         2,881,366         410,922       5,900,308       3,542,880
                                                                  ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Sales and marketing                                                1,095,547         423,314       2,634,992       5,895,070
  Administration                                                     2,381,700       1,543,447       4,168,866       3,066,112
  Research and development                                             275,499         254,280         523,032         490,414
                                                                  ------------    ------------    ------------    ------------

TOTAL OPERATING EXPENSES                                             3,752,746       2,221,041       7,326,890       9,451,596
                                                                  ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                                                  (871,380)     (1,810,119)     (1,426,582)     (5,908,716)

INTEREST AND OTHER INCOME                                              119,307         157,829         271,478         332,988
                                                                  ------------    ------------    ------------    ------------

LOSS BEFORE TAXES                                                     (752,073)     (1,652,290)     (1,155,104)     (5,575,728)
                                                                  ------------    ------------    ------------    ------------

INCOME TAXES EXPENSE (BENEFIT)                                            --              --              --              --

MINORITY INTEREST IN LOSS
  OF CONSOLIDATED AFFILIATE                                             71,630            --            71,752            --
                                                                  ------------    ------------    ------------    ------------    ------------    ------------

NET LOSS                                                          ($   680,443)   ($ 1,652,290)   ($ 1,083,352)   ($ 5,575,728)
                                                                  ============    ============    ============    ============

LOSS PER COMMON SHARE:

  Basic                                                           ($      0.06)   ($      0.16)   ($      0.10)   ($      0.53)
                                                                  ============    ============    ============    ============

  Diluted                                                         ($      0.06)   ($      0.16)   ($      0.10)   ($      0.53)
                                                                  ============    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

  Basic                                                             10,675,153      10,556,279      10,675,153      10,453,005
                                                                  ============    ============    ============    ============

  Diluted                                                           10,675,153      10,556,279      10,675,153      10,453,005
                                                                  ============    ============    ============    ============

                                           See accompanying notes to financial statements

                                                                 4

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended
                                               June 30, 2001 June 30, 2000
                                               ------------- -------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES     ($ 2,204,065)   ($ 5,485,450)
                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                              (307,983)       (291,027)
  Net cost of assets acquired                       (128,493)           --
                                                ------------    ------------

  NET CASH FLOWS FROM INVESTING ACTIVITIES          (436,476)       (291,027)
                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repurchase of Common Stock                         (30,131)           --
                                                ------------    ------------
  NET CASH FLOWS USED IN FINANCING ACTIVITIES        (30,131)           --
                                                ------------    ------------

  NET DECREASE IN CASH                            (2,670,672)     (5,776,477)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD      11,365,843      13,990,475
                                                ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD          $  8,695,171    $  8,213,998
                                                ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products and are being offered to the general  public.  For the fiscal periods  presented,  the Company's  proprietary  "Cold-Eeze(R)"  products contribute the majority of revenues.

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

In January 2001,  the Company  formed an Ethical  Pharmaceutical  Unit under the direction of the Quigley  Pharma Inc's  Executive Vice President and chairman of its Medical Advisory  Committee.  The launch of Quigley Pharma Inc., follows the
Patent Office of The United States Commerce Department confirming the assignment to the Company of a Patent  Application  filing for the "Method and  Composition for the Topical  Treatment  of Diabetic  Neuropathy".  Establishing  a dedicated pharmaceutical  subsidiary  will  enable  the  Company  to  diversify  into  the prescription  drug market and to ensure safe and effective  distribution of this important new product for the relief of diabetes-related pain.

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

Darius  International,  Inc., a wholly owned  subsidiary,  was formed in January
2000 for the purpose of introducing  new products to the  marketplace  through a network of independent  distributors.  Darius is a direct  selling  organization specializing in proprietary health and wellness products.  The products marketed and sold by Darius International are designed to improve the human condition, be it in the area of joint  health,  immunity,  energy,  pain,  weight  loss or the common cold. The products currently available from Darius include:  Bodymate(TM)
Metabolizer,   Bodymate(TM)  Gluco-Eeze,   Ultra-Eeze,   Vita-Eeze,   Beta-Eeze,
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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated Balance Sheet at June 30, 2001, the consolidated  Statements of
Operations  for the three and  six-months  periods ended June 30, 2001 and 2000, and the consolidated  Statements of Cash Flows for the six-months  periods ended
June 30, 2001 and 2000,  have been  prepared  without  audit.  In the opinion of management,  all  adjustments  necessary  to  present  fairly  the  consolidated financial  position,  consolidated  results of operations and consolidated  cash flows, for the periods indicated, have been made.

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
Advertising  costs incurred for the six months ended June 30, 2001 and 2000 were
$1,180,102 and $6,552,571,  respectively. Included in prepaid expenses and other current assets were $494,000 and $419,000 at June 30, 2001 and December 31, 2000
respectively, relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the six months ended June 30, 2001 and 2000 were  $523,032 and
$490,414,  respectively.  Included in Research and  Development  is the expenses incurred as part of the costs  related to the  application  for a pharmacy  drug license in the United Kingdom.

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

The Company  has divided its  operations  into three  reportable  segments:  The
Quigley  Corporation,  whose main product is  Cold-Eeze(R),  a proprietary  zinc gluconate glycine lozenge in the OTC cold remedy category; Darius International,
Inc.,  whose business is the sale and direct  marketing of a range of health and wellness  products  and  Caribbean  Pacific  Natural  Products,  Inc., a leading developer  and  marketer of  all-natural  sun and skin care  products for luxury resorts, theme parks and spas.

Financial information by business segment follows:

-----------------------------------------------------------------------------------------------------------------------------

                                          OTC        Direct Marketing      Sun and
  As of and for the three             Cold Remedy       Health and         Skincare            Corporate
months ended June 30, 2001              Products         Wellness          Products            and Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
  Customers                            $1,006,549       $1,585,461         $747,841                 -             $3,339,851
  Inter-segment                          (115,673)        (117,790)          -                    $233,463            -
Settled litigation                      1,273,864           -                -                      -              1,273,864
Segment operating profit (loss)          (700,090)         (98,958)        (199,009)               126,677          (871,380)

-----------------------------------------------------------------------------------------------------------------------------

                                          OTC        Direct Marketing      Sun and
   As of and for the six              Cold Remedy       Health and         Skincare            Corporate
months ended June 30, 2001              Products         Wellness          Products            and Other             Total
-----------------------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                            $4,391,126       $2,360,979       $1,391,620                 -             $8,143,725
  Inter-segment                          (116,385)         176,412           -                    ($60,027)           -
Settled litigation                      1,273,864          -                 -                      -              1,273,864
Segment operating profit (loss)        (1,051,104)        (291,881)        (201,027)               117,430        (1,426,582)
Total Assets                          $23,453,032       $1,147,363       $1,392,623            ($3,033,077)      $22,959,941

-----------------------------------------------------------------------------------------------------------------------------
                                          OTC        Direct Marketing      Sun and
  As of and for the three            Cold Remedy       Health and          Skincare             Corporate
months ended June 30, 2000             Products         Wellness           Products             and Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
  Customers                              $820,149          -                 -                    -                  $820,149
  Inter-segment                            47,727          -                 -                 ($47,727)               -
Segment operating profit (loss)        (1,586,688)      ($204,340)           -                 (19,091)            (1,810,119)

-----------------------------------------------------------------------------------------------------------------------------

                                          OTC        Direct Marketing      Sun and
  As of and for the six               Cold Remedy       Health and         Skincare            Corporate
months ended June 30, 2000              Products         Wellness          Products            and Other             Total
-----------------------------------------------------------------------------------------------------------------------------
Net Sales
  Customers                            $6,227,035          -                 -                   -                $6,227,035
  Inter-segment                            47,727          -                 -                ($47,727)               -
Segment operating profit (loss)        (5,606,691)      ($282,934)           -                 (19,091)           (5,908,716)
Total Assets                          $23,909,715        $157,457            -               ($433,820)          $23,633,352

-----------------------------------------------------------------------------------------------------------------------------

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

At June 30,  2001,  there were  4,042,400  unexercised  and vested  options  and warrants of the Company's stock available for exercise with an additional 75,000 options awarded which are subject to vesting requirements.

NOTE 5 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became unrestricted during various periods, resulted in reductions
to   taxes    currently    payable    and   a    corresponding    increase    to
additional-paid-in-capital totaling $14,660,288 for the years ended December 31,
1999,  1998, and 1997.  The tax benefit  effect of option and warrant  exercises during 1999, 2000 and 2001 to date was $928,206,  however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs")
that  occurred  during the fourth  quarter of 1999 from a  cumulative  effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and
1998. The net operating loss carry-forwards arising from the option, warrant and stock activities  approximate $10.0 million for federal purposes,  of which $3.5 million will expire in 2019,  $6.5  million in 2020 and $14.2  million for state purposes,  of which $9.7 million will expire in 2009,  $4.5 million in 2010. The six months  periods ended June 30, 2001 and 2000 losses are reflected at 39% for both the increase in deferred  taxes and the  valuation  allowance.  The overall effective  tax rate for 2001 and 2000 was 0% since  profits for tax purposes are not available.

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

                    Three Months Ended             Six Months Ended              Three Months Ended        Six Months Ended
                       June 30, 2001                 June 30, 2001                 June 30, 2000              June 30, 2000
                       Loss    Shares      EPS       Loss   Shares      EPS        Loss   Shares      EPS     Loss   Shares    EPS
                    ----------------------------------------------------------------------------------------------------------------

Basic EPS            ($0.7)      10.7     ($0.06)   ($1.1)    10.7     ($0.10)    ($1.7)    10.6     ($0.16)  ($5.6)  10.5   ($0.53)
Dilutives:
Options/Warrants        -          -                   -        -                    -        -                        -        -
                    ----------------------------------------------------------------------------------------------------------------

Diluted EPS           ($0.7)     10.7     ($0.06)   ($1.1)    10.7     ($0.10)    ($1.7)    10.6     ($0.16)  ($5.6)  10.5   ($0.53)
                    ================================================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items paid or payable under such arrangements  amounted to approximately  $69,000 and $145,000,  respectively,  for the six-months  periods ended June 30, 2001 and 2000.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the six-months periods ended June 30, 2001 and 2000, fees  amounting  to $150,470  and  $121,338,  respectively,  have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

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

Also, required for the acquisition of certain assets of a privately held company involved  in the  direct  marketing  and  distribution  of health  and  wellness
products  are  continuous   payments  for  the  use  of  product   formulations;
consulting;  confidentiality  and  non-compete  fees that total up to 12% on net sales collected  until $540,000 is paid,  which such fees become 5% on net sales collected for the continuous applications of these arrangements.

The Company has remaining  contractual  commitments  for  advertising  and other purchases amounting to approximately $225,000.

The Company is subject to legal  proceedings and claims noted in Part II, "Other
Information",  Item I, "Legal  Proceedings," and claims which have arisen in the ordinary  course of its business.  Although  there can be no assurance as to the ultimate  disposition  of these  matters,  it is the  opinion  of the  Company's management based upon the information  available at this time, that the expected outcome of these  matters,  individually  or in the  aggregate,  will not have a material adverse effect on the financial position, results of operations or cash flows of the Company.

NOTE 9 - SETTLED LITIGATION

The Quigley  Corporation filed a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and Gum Tech International,  Inc., its distributor, in November  1999.  Subsequent  motions by the  defendants to dismiss  Quigley's lawsuit were denied by the court.

The suit was tried in the United States District Court for the Eastern  District
of Pennsylvania.  On June 6, 2001, the Company agreed to a minimum settlement in excess of $1.6 million in its patent infringement suit against Gel Tech, LLC and
Gum Tech International, Inc.

Under the agreement,  Gum Tech will pay The Quigley Corporation $1,137,500 for a limited  license  for  Quigley's  patent  on the use of zinc  gluconate  for the treatment of the  duration  and  symptoms of the common  cold.  Gum Tech is also required to pay The Quigley  Corporation an ongoing  royalty of 5.5 percent from
April 1, 2001 through March 5, 2002 on all Zicam cold relief sales. In addition,
Gum Tech has  guaranteed  to pay  Quigley  a  minimum  of  $500,000  in  ongoing royalties regardless of sales through March 5, 2002.

To ensure compliance with the settlement terms, The United States District Court for the  Eastern  District of  Pennsylvania  will  retain  jurisdiction  for any disputes arising from a violation of the agreement and order.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 141

In July 2001, the Financial Accounting Standards Board issued SFAS 141, BUSINESS
COMBINATIONS,  which is required for all business  combinations  initiated after
June 30, 2001. The standard eliminates the use of the pooling-of-interest method and improves the accounting and reporting for business combinations. The Company does not expect that the new standard will have a material effect on the results of operations or cash flows.

SFAS 142

Also in July 2001,  the FASB  issued  SFAS 142,  GOODWILL  AND OTHER  INTANGIBLE
ASSETS. This standard requires that goodwill no longer be amortized to earnings, but  instead be  reviewed  for  impairment.  This  change is expected to provide investors with greater information  regarding the economic value of goodwill and its impact on earnings.  The Company will be required to adopt this  standard in fiscal  2003,  however  early  adoption  in fiscal 2002 will be  permitted.  The
Company  has not yet  determined  the  impact  to its  financial  statements  of adoption of this standard.

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

OVERVIEW

Revenues  for the  three  and six  months  periods  ended  June  30,  2001  were
$4,613,715  and  $9,417,589  as  compared  to $820,149  and  $6,227,035  for the comparable 2000 periods. Revenues for the six months ended June 30, 2001 include an amount of $1,273,864 in the  settlement of a lawsuit  following the filing by the Quigley Corporation of a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and Gum Tech International,  Inc., its distributor,  in
November 1999.  Under the agreement,  Gum Tech will pay The Quigley  Corporation
$1,137,500  for a  limited  license  for  Quigley's  patent  on the  use of zinc gluconate for the treatment of the duration and symptoms of the common cold. Gum
Tech is also required to pay The Quigley  Corporation an ongoing  royalty of 5.5 percent from April 1, 2001 through March 5, 2002 on all Zicam cold relief sales.
In  addition,  Gum Tech has  guaranteed  to pay Quigley a minimum of $500,000 in ongoing  royalties  regardless of sales  through March 5, 2002.  Legal and other expenses  associated  with this lawsuit in the six months  period ended June 30,
2001 approximated $480,000.

Darius  International,  Inc.,  and Caribbean  Pacific  Natural  Products,  Inc.,
contributed combined revenues of $2,333,302 and $3,752,599 for the three and six months  periods  ended June 30, 2001 with zero in the  comparable  2000 periods.
Darius  International  commenced shipments to customers during the third quarter of 2000 and the Company  acquired a 60% ownership in Caribbean  Pacific  Natural
Products, Inc., effective July 1, 2000.

Recent  national  marketing  data  indicates an improvement in purchasing of the
Cold-Eeze(R) product by the consumer.  Additionally,  there are indications that previous  overstocking by customers has been  considerably  reduced through June
30, 2001.

Cold-Eeze(R)  now has more  visibility  as the original  clinically  proven zinc product on the  market,  effective  in reducing  the  severity  and  duration of symptoms of the common cold due to many zinc  products  exiting the  marketplace during 2000 and 2001. The Company continues to strongly support  Cold-Eeze(R) as the original clinically proven zinc product on the market, effective in reducing the severity and duration of symptoms of the common cold, and also to counteract media efforts to discredit its effectiveness.

During  1998 and  continuing  until the end of the first  quarter  of 2000,  the
Company  invested  substantially  in the radio and television  media in order to inform  the  consumer  as to the  benefits  of  using  Cold-Eeze(R)  and also to counteract  any  misconceptions  present  in  the  marketplace  relating  to the product's  effectiveness  in  treating  the  symptoms of the common  cold.  This investment was further  necessary to establish brand awareness for  Cold-Eeze(R)
and also to promote  new  product  introductions  of  Cold-Eeze(R)  sugar  free,
Cold-Eeze(R) bubble gum and Bodymate(TM).

The advertising cost approximated $1.2 million for the six months ended June 30,
2001 as compared with  approximately  $6.6 million for the comparable  period in
2000, substantially  contributing to the loss of ($5,575,728) for the six months ended June 30, 2000. The loss for the six months periods ended June 30, 2001 and
2000 are not tax effected for the potential  benefit,  which cannot be reflected until the Company returns to profitability.

The  Company  continues  to use the  resources  of a contract  manufacturer  and independent national and international brokers to represent and compliment sales of the Company's Cold-Eeze(R) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

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

SFAS 141

In July 2001, the Financial Accounting Standards Board issued SFAS 141, BUSINESS
COMBINATIONS,  which is required for all business  combinations  initiated after
June 30, 2001. The standard eliminates the use of the pooling-of-interest method and improves the accounting and reporting for business combinations. The Company does not expect that the new standard will have a material effect on the results of operations or cash flows.

SFAS 142

Also in July 2001,  the FASB  issued  SFAS 142,  GOODWILL  AND OTHER  INTANGIBLE
ASSETS. This standard requires that goodwill no longer be amortized to earnings, but  instead be  reviewed  for  impairment.  This  change is expected to provide investors with greater information  regarding the economic value of goodwill and its impact on earnings.  The Company will be required to adopt this  standard in fiscal  2003,  however  early  adoption  in fiscal 2002 will be  permitted.  The
Company  has not yet  determined  the  impact  to its  financial  statements  of adoption of this standard.

RESULTS OF OPERATIONS
---------------------

Three months ended June 30, 2001 compared to three months ended June 30, 2000
-----------------------------------------------------------------------------

For the three  months  ended June 30,  2001,  the Company  reported  revenues of
$4,613,715  and a net loss of ($680,443) as compared to revenues of $820,149 and a net loss of  ($1,652,290),  for the  comparable  period  ended June 30,  2000.
Revenues for the 2001 period  includes an amount of $1,273,864 in the settlement of a  lawsuit  following  the  filing  by the  Quigley  Corporation  of a patent infringement  suit against Gel Tech,  LLC, the developer of  Zicam(TM),  and Gum
Tech  International,   Inc.,  its  distributor,  in  November  1999.  Under  the
agreement,  Gum Tech will pay The Quigley  Corporation  $1,137,500 for a limited license for Quigley's  patent on the use of zinc  gluconate for the treatment of the duration and symptoms of the common cold.  Gum Tech is also  required to pay
The Quigley  Corporation  an ongoing  royalty of 5.5 percent  from April 1, 2001 through March 5, 2002 on all Zicam cold relief sales. In addition,  Gum Tech has guaranteed to pay Quigley a minimum of $500,000 in ongoing royalties  regardless of sales through March 5, 2002.

Sales of Cold-Eeze(R) during the second quarter of 2001 were lower than the same period of 2000  principally  due to the  unpredictable  nature of second quarter demand as the cold season comes to a conclusion.  Recent national marketing data indicates  an  improvement  in  purchasing  of the  Cold-Eeze(R)  product by the consumer.

As a result of the  acquisition of a 60% position in Caribbean  Pacific  Natural
Products, Inc., effective July 1, 2000 and the commencement of product shipments from Darius  International,  Inc., in July 2000, these two entities  contributed
$2,333,302 to revenues for the second  quarter ended June 30, 2001,  compared to zero in the comparable 2000 period.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the three months ended June 30, 2001 was 51.2% compared to 31.5%
for the comparable period ended June 30, 2000. The increase in the cost of sales percentage  in 2001 is as a result  of the  significantly  higher  cost of sales associated with the Darius segment of the business. During the second quarter of
2001, Darius sales contributed 46.9% to consolidated sales.

For the  three  months  ended  June 30,  2001,  total  operating  expenses  were
$3,752,746 compared to $2,221,041 for the comparable period ended June 30, 2000.
The increased  expenditure in 2001 reflects the costs  associated with Caribbean
Pacific  Natural  Products  and  Darius   International,   totaling  $1,411,624.
Additionally, legal and other expenses associated with the Gum Tech, LLC lawsuit in the three month period were $465,000.

The advertising cost  approximated  $140,000 for the three months ended June 30,
2001 as compared with approximately $600,000 for the comparable period in 2000.

During the three  months ended June 30, 2001,  the major  operating  expenses of delivery,  salaries,  brokerage commissions,  promotion,  advertising, and legal costs  accounted for $2,422,836  (65%) of total operating  costs.  The remaining items for this period were of a  semi-fixed  nature in that they do not strictly follow sales trends.  These expense categories for the comparable period in 2000 accounted for $1,159,399 (52%) of total operating costs.

Six months ended June 30, 2001 compared to six months ended June 30, 2000
-------------------------------------------------------------------------

For the six  months  ended June 30,  2001,  the  Company  reported  revenues  of
$9,417,589 and a net loss of  ($1,083,352) as compared to revenues of $6,227,035 and a net loss of ($5,575,728),  for the comparable  period ended June 30, 2000.
The periods  reflect a reduction in  Cold-Eeze(R)  sales in the six months ended
June 30, 2001,  however recent national  marketing data indicates an improvement in purchasing of the Cold-Eeze(R) product by the consumer.  Additionally,  there are signs that previous  overstocking by customers has been considerably reduced through June 30, 2001.

Revenues for the first six months of 2001 include an amount of $1,273,864 in the settlement  of a lawsuit  following the filing by the Quigley  Corporation  of a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and
Gum Tech  International,  Inc., its  distributor,  in November  1999.  Under the agreement,  Gum Tech will pay The Quigley  Corporation  $1,137,500 for a limited license for Quigley's  patent on the use of zinc  gluconate for the treatment of the duration and symptoms of the common cold.  Gum Tech is also  required to pay
The Quigley  Corporation  an ongoing  royalty of 5.5 percent  from April 1, 2001 through March 5, 2002 on all Zicam cold relief sales. In addition,  Gum Tech has guaranteed to pay Quigley a minimum of $500,000 in ongoing royalties  regardless of sales through March 5, 2002.

As a result of the  acquisition of a 60% position in Caribbean  Pacific  Natural
Products, Inc., effective July 1, 2000 and the commencement of product shipments from Darius  International,  Inc., in July 2000, these two entities  contributed
$3,752,599 to revenues for the six months ended June 30, 2001,  compared to zero in the comparable 2000 period.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the six months  ended June 30, 2001 was 41.0%  compared to 33.9%
for the comparable period ended June 30, 2000. The increase in the cost of sales percentage  in 2001 is as a  result  of the  significantly  higher  cost of sale associated with the Darius segment of the business. During the six months period ended June 30, 2001 Darius sales contributed 27.5% to consolidated sales.

For the six months ended June 30, 2001, total operating expenses were $7,326,890 compared to  $9,451,596  for the  comparable  period  ended June 30,  2000.  The increased  expenditure  in 2001  reflects the costs  associated  with  Caribbean
Pacific  Natural  Products  and  Darius   International,   totaling  $2,376,858.
Additionally, legal and other expenses associated with the Gum Tech, LLC lawsuit in the six months period ended June 30, 2001 were approximately $480,000.

The advertising cost  approximated  $1,200,000 for the six months ended June 30,
2001 as compared with  approximately  $6.6 million for the comparable  period in
2000, substantially  contributing to the loss of ($5,575,728) for the six months ended June 30, 2000.

During the six months  ended June 30,  2001,  the major  operating  expenses  of delivery,  salaries,  brokerage commissions,  promotion,  advertising, and legal costs  accounted for $4,688,378  (64%) of total operating  costs.  The remaining items for this period were of a  semi-fixed  nature in that they do not strictly follow sales trends.  These expense categories for the comparable period in 2000 accounted for $7,249,191 (77%) of total operating costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The total  assets of the  Company at June 30,  2001 and  December  31, 2000 were
$22,959,941  and  $26,055,601,   respectively.   Working  capital  decreased  to
$17,172,682 from $18,622,127 during the period. The significant  movement within total assets represents the reduction in accounts receivable of $2,702,816, cash and cash equivalents decreased by $2,670,672, prepaid expenses and other current assets increased by $1,550,481,  inventory increased by $419,385. From a working
capital  perspective,   accounts  payable  decreased  by  $447,468  and  accrued
royalties and sales commissions  decreased over the period by $454,703 while the advertising  accrual  decreased by  $1,324,610.  Total cash balances at June 30,
2001 were $8,695,171, as compared to $11,365,843 at December 31, 2000.

The Company believes that its increased marketing efforts and national publicity concerning the Cold-Eeze(R) products, the Company's manufacturing  availability, newly available  products,  further growth in international  sales together with its current working capital should provide an internal source of capital to fund the  Company's  business  operations.  In addition to  anticipated  funding from operations,  the  Company  may raise  capital  through  the  issuance  of equity securities to finance anticipated growth.

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

CAPITAL EXPENDITURES
--------------------

Since the Company's and its subsidiary's products of Darius International, Inc., and Caribbean Pacific Natural  Products,  Inc., are manufactured for the Company by outside sources,  capital  expenditures  during the remainder of 2001 are not anticipated to be material.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                           PART II. OTHER INFORMATION
                           ---------------------------

ITEM 1. LEGAL PROCEEDINGS

                               SETTLED LITIGATION

The Quigley  Corporation filed a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and Gum Tech International,  Inc., its distributor, in November  1999.  Subsequent  motions by the  defendants to dismiss  Quigley's lawsuit were denied by the court.

The suit was tried in the United States District Court for the Eastern  District
of Pennsylvania.  On June 6, 2001, the Company agreed to a minimum settlement in excess of $1.6 million in its patent infringement suit against Gel Tech, LLC and
Gum Tech International, Inc.

Under the agreement,  Gum Tech will pay The Quigley Corporation $1,137,500 for a limited  license  for  Quigley's  patent  on the use of zinc  gluconate  for the treatment of the  duration  and  symptoms of the common  cold.  Gum Tech is also required to pay The Quigley  Corporation an ongoing  royalty of 5.5 percent from
April 1, 2001 through March 5, 2002 on all Zicam cold relief sales. In addition,
Gum Tech has  guaranteed  to pay  Quigley  a  minimum  of  $500,000  in  ongoing royalties regardless of sales through March 5, 2002.

To ensure compliance with the settlement terms, The United States District Court for the  Eastern  District of  Pennsylvania  will  retain  jurisdiction  for any disputes arising from a violation of the agreement and order.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The  annual  meeting  of the  Company  was held on May 4,  2001 with
10,675,153 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

            (i)    To elect a Board of  Directors  to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

            (ii)   To increase the total stock  subject to the 1997 Stock Option
                   Plan.

            (iii)  To ratify the  appointment of  PricewaterhouseCoopers  LLP as independent auditors for the year ending December 31, 2001.

For proposals (i), (ii), and (iii) above, the votes were cast as follows:

----------------------------------------------------------------------------------------------------------------------------------

     Proposal                             Position                               For       Against        Witheld      Abstentions
----------------------------------------------------------------------------------------------------------------------------------
(i) By nominee:
    Guy J. Quigley             Chairman of the Board, President, CEO           8,940,341       -          408,832           -
    Charles A. Phillips        Executive Vice President, COO and Director      8,962,341       -          386,832           -
    George J. Longo            Vice President, CFO and Director                8,962,341       -          386,832           -
    Eric H. Kaytes             Vice President, CIO and Director                8,962,341       -          386,832           -
    Jacqueline F. Lewis        Director                                        8,962,141       -          387,032           -
    Rounsevelle W. Schaum      Director                                        8,962,141       -          387,032           -

----------------------------------------------------------------------------------------------------------------------------------
(ii)                                                                           4,971,112     638,392         -           209,566
----------------------------------------------------------------------------------------------------------------------------------
(iii)                                                                          9,295,401      27,019         -            26,753
----------------------------------------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b)  Reports on Form 8-K

     There were no Current  Reports on Form 8-K filed  during the quarter  ended
     June 30, 2001.

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

Date: August 6, 2001