Form 10-Q
period 2001-09-30
QUIGLEY CORP
filed 2001-10-30
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

         For the quarterly period ended  SEPTEMBER 30, 2001
                                         -------------------

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

Indicate  the  number of shares  outstanding  of each of the  issuer's  class of
Common  Stock,  as  of  the  latest  practicable  date.  The  number  of  shares outstanding of each of the  registrant's  classes of Common Stock, as of October
26, 2001, was 10,675,153 all of one class of $.0005 par value Common Stock.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
    PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                               3-12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13-16

Item 3.   Quantitative and Qualitative Disclosure About
          Market Risk                                                       16

    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 2.   Changes in Securities                                             16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Submission of Matters to a
          Vote of Security Holders                                          16

Item 5.   Other Information                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                  17

Signatures                                                                  18

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                               ASSETS                                               September 30, 2001  December 31,
                                                                                       (unaudited)          2000
                                                                                    -----------------   ------------
CURRENT ASSETS:

           Cash and cash equivalents                                               $  7,585,400        $ 11,365,843
           Accounts receivable (less doubtful accounts of $463,560 and $536,297)      4,916,909           4,062,703
           Inventory                                                                  7,005,870           6,917,889
           Prepaid expenses and other current assets                                  1,463,547           1,123,275
                                                                                   ------------        ------------
               TOTAL CURRENT ASSETS                                                  20,971,726          23,469,710
                                                                                   ------------        ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                   2,255,464           2,139,727
                                                                                   ------------        ------------

OTHER ASSETS:

           Patent rights - Less accumulated amortization                                 43,881             109,702
           Excess of cost over net assets acquired                                      435,074             329,166
           Other assets                                                                  23,367               7,296
                                                                                   ------------        ------------
                TOTAL OTHER ASSETS                                                      502,322             446,164
                                                                                   ------------        ------------

TOTAL ASSETS                                                                       $ 23,729,512        $ 26,055,601
                                                                                   ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable                                                        $    482,153        $    763,527
           Accrued royalties and sales commissions                                    1,719,253           1,449,642
           Accrued advertising                                                          450,376           1,737,873
           Other current liabilities                                                    811,093             896,541
                                                                                   ------------        ------------
                TOTAL CURRENT LIABILITIES                                             3,462,875           4,847,583
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES                                             52,062             237,326
                                                                                   ------------        ------------

STOCKHOLDERS' EQUITY:

           Common stock, $.0005 par value; authorized 50,000,000;
                Issued: 15,321,206 and 15,271,206 shares                                  7,661               7,636
           Additional paid-in-capital                                                28,915,613          28,871,887
           Retained earnings                                                         16,479,460          17,249,197
           Less: Treasury stock, 4,646,053 and 4,616,053 shares, at cost            (25,188,159)        (25,158,028)
                                                                                   ------------        ------------
                TOTAL STOCKHOLDERS' EQUITY                                           20,214,575          20,970,692
                                                                                   ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 23,729,512        $ 26,055,601
                                                                                   ============        ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended                Nine Months Ended
                                            September 30,    September 30,   September 30,   September 30,
                                                 2001            2000             2001           2000
                                                 ----            ----             ----           ----

SALES:
      Sales                                   $  7,175,724   $  3,765,229    $ 15,756,212    $ 11,680,125
      Co-operative advertising promotions          588,931        293,405       1,025,694       1,981,267
                                              ------------   ------------    ------------    ------------

NET SALES                                        6,586,793      3,471,824      14,730,518       9,698,858

SETTLED LITIGATION                                 136,364           --         1,410,228            --
                                              ------------   ------------    ------------    ------------

TOTAL REVENUE                                    6,723,157      3,471,824      16,140,746       9,698,858
                                              ------------   ------------    ------------    ------------

COST OF SALES                                    2,846,789      1,193,910       6,364,070       3,878,065
                                              ------------   ------------    ------------    ------------

GROSS PROFIT                                     3,876,368      2,277,914       9,776,676       5,820,793
                                              ------------   ------------    ------------    ------------

OPERATING EXPENSES:
      Sales and marketing                        1,627,168        861,896       4,262,160       6,756,965
      Administration                             1,680,061      1,282,619       5,848,927       4,348,732
      Research and development                     447,543        195,483         970,575         685,897
                                              ------------   ------------    ------------    ------------
TOTAL OPERATING EXPENSES                         3,754,772      2,339,998      11,081,662      11,791,594
                                              ------------   ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                      121,596        (62,084)     (1,304,986)     (5,970,801)

INTEREST AND OTHER INCOME                           78,507        145,471         349,985         478,459
                                              ------------   ------------    ------------    ------------

INCOME (LOSS) BEFORE TAXES                         200,103         83,387        (955,001)     (5,492,342)
                                              ------------   ------------    ------------    ------------

INCOME TAXES EXPENSE (BENEFIT)                        --             --              --              --

MINORITY INTEREST IN LOSS
  OF CONSOLIDATED AFFILIATE                        113,512         31,014         185,264          31,014
                                              ------------   ------------    ------------   -------------

NET INCOME (LOSS)                             $    313,615   $    114,401    ($   769,737)   ($ 5,461,328)
                                              ============   ============    ============    ============

PER COMMON SHARE:

      Basic                                   $       0.03   $       0.01    ($      0.07)   ($      0.52)
                                              ============   ============    ============    ============

      Diluted                                 $       0.03   $       0.01    ($      0.07)   ($      0.52)
                                              ============   ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

     Basic                                      10,675,153     10,642,946      10,675,153      10,516,319
                                              ============   ============    ============    ============

     Diluted                                    10,740,400     10,669,738      10,675,153      10,516,319
                                              ============   ============    ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                     September 30, 2000       September 30, 2001
                                                     ------------------       ------------------

NET CASH FLOWS USED IN OPERATING ACTIVITIES             ($ 3,296,430)           ($ 3,403,851)
                                                        ------------            ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                     (320,544)               (369,809)
   Net cost of assets acquired                              (133,338)               (174,683)
                                                        ------------            ------------

   NET CASH FLOWS USED IN INVESTING ACTIVITIES              (453,882)               (544,492)
                                                        ------------            ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants               --                    65,000
   Repurchase of Common Stock                                (30,131)                   --
                                                        ------------            ------------
   NET CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES        (30,131)                 65,000
                                                        ------------            ------------

   NET DECREASE IN CASH                                   (3,780,443)             (3,883,343)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD              11,365,843              13,990,475
                                                        ------------            ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                  $  7,585,400            $ 10,107,132
                                                        ============            ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public.  For the fiscal periods  presented,  the Company's  proprietary  "Cold-Eeze(R)"  products contribute the majority of revenues.

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

In January 2001,  the Company  formed an Ethical  Pharmaceutical  Unit under the direction of Quigley Pharma Inc.'s  Executive Vice President and chairman of its
Medical  Advisory  Committee.  The launch of Quigley  Pharma  Inc.,  follows the
Patent Office of The United States Commerce Department confirming the assignment to the Company of a Patent  Application  filing for the "Method and  Composition for the Topical  Treatment  of Diabetic  Neuropathy".  Establishing  a dedicated pharmaceutical  subsidiary  will  enable  the  Company  to  diversify  into  the prescription  drug market and to ensure safe and effective  distribution of this important new product for the relief of diabetes-related pain.

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

NOTE  2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The  consolidated   Balance  Sheet  at  September  30,  2001,  the  consolidated
Statements of Operations for the three and  nine-months  periods ended September
30,  2001 and  2000,  and the  consolidated  Statements  of Cash  Flows  for the nine-months  periods  ended  September  30,  2001 and 2000,  have been  prepared without  audit.  In the opinion of  management,  all  adjustments  necessary  to present fairly the  consolidated  financial  position,  consolidated  results of operations and  consolidated  cash flows, for the periods  indicated,  have been made.

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
This  acquisition  is accounted  for by the purchase  method of  accounting  and
accordingly,   the  operating  results  have  been  included  in  the  Company's consolidated  Statements  of  Operations  from  the  date of  acquisition.  This majority  ownership  position  required  a  cash  investment  that  approximated
$812,000  and  the  provision  for a $1  million  line  of  credit,  secured  by inventory, accounts receivable and all other assets of Caribbean Pacific Natural
Products,  Inc. The net assets of Caribbean Pacific Natural  Products,  Inc., at the acquisition date principally consisted of a product license and distribution rights with no  recorded  value,  inventory  and fixed  assets of  $312,915  and
$510,000  of  working  capital  with a  contribution  to  minority  interest  of
$329,166.

The  40  percent  ownership  position  representing  the  minority  interest  of
Caribbean  Pacific  Natural  Products,  Inc.,  is reflected in the  consolidated
Statements  of  Operations  for their  portion of losses,  and the  consolidated
Balance Sheet for their ownership  portion of accumulated  losses,  share of net assets and capital stock at acquisition date.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities  of a privately  held company  involved in the direct  marketing and distribution of health and wellness  products.  This  acquisition  required cash payments that will approximate $242,000 and 50,000 shares of the Company's stock issued to the former owners of the assets acquired.  These cash payments require an initial payment of $100,000,  with the balance to be paid as percent of sales attained  until the total  price of  $242,000  is  accomplished.  The net assets acquired at acquisition  principally  consisted of intangibles  with no recorded
value,   inventory  and  fixed  assets  of  $421,000  and  liabilities   assumed
approximating  $299,000.  Also required are  continuous  payments for the use of product  formulations;  consulting;  confidentiality  and non-compete  fees that total up to 12% on net sales  collected  until $540,000 is paid,  when such fees become  5% on net  sales  collected  for the  continuous  applications  of these arrangements.  This  acquisition  is  accounted  for by the  purchase  method of accounting  and  accordingly,  the  operating  results have been included in the
Company's  consolidated  Statements of Operations  from the date of acquisition.
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
Advertising costs incurred for the nine months ended September 30, 2001 and 2000 were $2,090,852 and $6,939,927,  respectively.  Included in prepaid expenses and other  current  assets were  $456,500  and  $419,000 at  September  30, 2001 and
December 31, 2000  respectively,  relating to prepaid  advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures for the nine months ended September 30, 2001 and 2000 were $970,575 and $685,897, respectively. Included in Research and Development is the expenses incurred as part of the costs  related to the  application  for a pharmacy  drug license in the United Kingdom.

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

Financial information by business segment follows:

-------------------------------------------------------------------------------------------------------------------
                                                  OTC           Direct
  As of and for the three                         Cold        Marketing       Sun and
       months ended                              Remedy       Health and      Skincare      Corporate
    September 30, 2001                          Products      Wellness        Products      and Other      Total
-------------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                                   $ 4,411,612   $ 1,664,391    $   510,790           --     $ 6,586,793
  Inter-segment                                      --            --             --             --            --
Settled litigation                                136,364          --             --             --         136,364
Segment operating profit (loss)               $   452,240   ($   45,685)   ($  290,506)   $     5,547   $   121,596
-------------------------------------------------------------------------------------------------------------------

                                                  OTC           Direct
  As of and for the three                         Cold        Marketing       Sun and
       months ended                              Remedy       Health and      Skincare      Corporate
    September 30, 2001                          Products      Wellness        Products      and Other      Total
-------------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                                   $  8,802,738    $  4,025,370    $  1,902,410            --      $ 14,730,518
  Inter-segment                                   (116,385)        176,412            --      ($    60,027)           --
Settled litigation                               1,410,228            --              --              --         1,410,228
Segment operating profit (loss)                   (565,679)       (252,248)       (491,533)          4,474      (1,304,986)
Total Assets                                  $ 24,539,453    $  1,051,312    $  1,173,396    ($ 3,034,649)   $ 23,729,512
-------------------------------------------------------------------------------------------------------------------

                                     OTC           Direct
  As of and for the three            Cold        Marketing       Sun and
       months ended                 Remedy       Health and      Skincare      Corporate
    September 30, 2000             Products      Wellness        Products      and Other      Total
-------------------------------------------------------------------------------------------------------------------
Revenues
  Customers                       $ 3,088,817   $    39,489    $   343,518           --      $ 3,471,824
  Inter-segment                       269,410          --             --      ($  269,410)          --
Segment operating profit (loss)   $   600,347   ($  480,265)   ($   77,535)   ($  104,631)   ($   62,084)
-------------------------------------------------------------------------------------------------------------------
                                     OTC           Direct
  As of and for the three            Cold        Marketing       Sun and
       months ended                 Remedy       Health and      Skincare      Corporate
    September 30, 2000             Products      Wellness        Products      and Other      Total
-------------------------------------------------------------------------------------------------------------------
Revenues
  Customers                       $  9,315,851    $     39,489    $    343,518            --      $  9,698,858
  Inter-segment                        317,137            --              --      ($   317,137)           --
Segment operating profit (loss)     (5,006,344)       (763,198)        (77,535)       (123,724)     (5,970,801)
Total Assets                      $ 25,520,798    $    425,598    $  1,124,782    ($ 1,823,560)   $ 25,247,618

-------------------------------------------------------------------------------------------------------------------

NOTE 4 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

Since the inception of the stock  buy-back  program in January  1998,  the Board subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available  for general  corporate  purposes.  From the  initiation  of the plan,
4,159,191  shares have been  repurchased  at a cost of $24,042,801 or an average cost of $5.78 per share.  There were 30,000 shares  repurchase  during the first three months of 2001.

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

At September 30, 2001,  there were 4,041,400  unexercised and vested options and warrants of the Company's stock available for exercise.

NOTE 5 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became unrestricted during various periods, resulted in reductions
to   taxes    currently    payable    and   a    corresponding    increase    to
additional-paid-in-capital totaling $14,660,288 for the years ended December 31,
1999,  1998, and 1997.  The tax benefit  effect of option and warrant  exercises during 1999, 2000 and 2001 to date was $928,206,  however, this benefit is being deferred because of a net operating loss carry-forward for tax purposes ("NOLs")
that  occurred  during the fourth  quarter of 1999 from a  cumulative  effect of deducting a total value of $42,800,364 attributed to these options, warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and
1998. The net operating loss carry-forwards arising from the option, warrant and stock activities  approximate $9.5 million for federal  purposes,  of which $3.5 million will expire in 2019,  $6.0  million in 2020 and $13.7  million for state purposes,  of which $9.7 million will expire in 2009,  $4.0 million in 2010. The nine months  periods  ended  September 30, 2001 and 2000 losses are reflected at
39% for both the increase in deferred  taxes and the  valuation  allowance.  The overall  effective  tax rate for  2001  and  2000 was 0% since  profits  for tax purposes are not available.

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

                     Three Months Ended       Nine Months Ended      Three Months Ended       Nine Months Ended
                     September 30, 2001       September 30, 2001     September 30, 2000       September 30, 2000
                   Income Shares    EPS     Loss      Shares  EPS   Income   Shares  EPS       Loss   Shares   EPS
                   --------------------------------------------------------------------------------------------------

Basic EPS          $  0.3   10.7   $ 0.03    ($ 0.8)   10.7 ($  0.07)$  0.1   10.6 $   0.01  ($ 5.5)   10.5 ($  0.52)
Dilutives:
Options/Warrants       --   0.1      --         --       --                    0.1      --      --
                   --------------------------------------------------------------------------------------------------

Diluted EPS        $  0.3   10.8   $ 0.03    ($ 0.8)   10.7 ($  0.07)$  0.1   10.7 $   0.01  ($ 5.5)   10.5 ($  0.52)
                   ==================================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items paid or payable under such arrangements  amounted to approximately $171,000 and $237,000,  respectively,  for the nine-months periods ended September 30, 2001 and 2000.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the nine-months periods ended September 30, 2001 and
2000, fees amounting to $219,000 and $183,000, respectively, have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

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
consulting;  confidentiality  and  non-compete  fees that total up to 12% on net sales collected  until $540,000 is paid,  after which such fees become 5% on net sales collected for the continuous applications of these arrangements.

The Company has remaining  contractual  commitments  for  advertising  and other purchases amounting to approximately $72,000.

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

OVERVIEW

Revenues for the three and nine months  periods  ended  September  30, 2001 were
$6,723,157  and  $16,140,746  as compared to $3,471,824  and  $9,698,858 for the comparable  2000 periods.  Revenues for the nine months ended September 30, 2001 include an amount of  $1,410,228 in the  settlement  of a lawsuit  following the filing by the Quigley  Corporation  of a patent  infringement  suit  against Gel
Tech,  LLC, the developer of Zicam(TM),  and Gum Tech  International,  Inc., its
distributor,  in  November  1999.  Under  the  agreement,  Gum Tech will pay The
Quigley Corporation $1,137,500 for a limited license for Quigley's patent on the use of zinc  gluconate  for the  treatment  of the  duration and symptoms of the common cold. Gum Tech is also required to pay The Quigley Corporation an ongoing royalty of 5.5  percent  from April 1, 2001  through  March 5, 2002 on all Zicam cold relief sales. In addition, Gum Tech has guaranteed to pay Quigley a minimum of $500,000 in ongoing  royalties  regardless  of sales  through  March 5, 2002.
Legal and other expenses  associated with this lawsuit in the nine months period ended September 30, 2001 approximated $700,000.

Darius  International,  Inc.,  and Caribbean  Pacific  Natural  Products,  Inc.,
contributed  combined  revenues of $2,175,181  and  $5,927,780 for the three and nine months periods ended  September 30, 2001 with $383,007 in 2000, all arising in the third  quarter.  Darius  International  commenced  shipments to customers during the third  quarter of 2000 and the Company  acquired a 60%  ownership  in
Caribbean Pacific Natural Products, Inc., effective July 1, 2000.

The results of the third  quarter 2001 reflect an  improvement  in  Cold-Eeze(R)
with 2001 sales  exceeding  those of the  comparable  2000  reporting  period by
$1,322,796.   Recent   months   have   experienced   a  slow  down  in  industry
consolidations  and  indications  are that inventory  levels at the drug chains, mass merchandisers and other retail outlets were at a level where reordering was more  aggressive  than last year.  Additionally,  during  2001 the  Company  has implemented changes to its selling  organization  allowing the Company to manage its customers more successfully.

The Company continues to support Cold-Eeze(R)  through advertising  partnerships with our customers,  which allows Cold-Eeze(R) considerable retail visibility as the only  clinically  proven zinc  product on the  market.  Up to the end of the first  quarter of 2000,  the  Company  invested  substantially  in the radio and
television   media  in  order  to  inform  the   consumer  of  the  benefits  of
Cold-Eeze(R),  since then the  Company  has  altered  its  advertising  focus to promote  the  Cold-Eeze(R)  brand and  inform  the  consumer  primarily  through consumer promotions at store level.

The  advertising  cost  approximated  $2.1  million  for the nine  months  ended
September  30,  2001  as  compared  with  approximately  $6.9  million  for  the
comparable   period  in  2000,   substantially   contributing  to  the  loss  of
($5,461,328) for the nine months ended September 30, 2000. The loss for the nine months  periods  ended  September 30, 2001 and 2000 are not tax effected for the potential  benefit,  which  cannot be  reflected  until the  Company  returns to sustained profitability.

The business of Caribbean  Pacific Natural Products is being adversely  affected by the  downturn  in the  travel and  leisure  business  and the  success of its product lines is heavily  influenced by economic  conditions  and current travel events.

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

RESULTS OF OPERATIONS

Three months ended  September 30, 2001 compared to three months ended  September
30, 2000

For the three months ended September 30, 2001, the Company reported  revenues of
$6,723,157  and a net income of $313,615  as compared to revenues of  $3,471,824 and a net income of $114,401,  for the  comparable  period ended  September  30,
2000.  Revenues  for the 2001  period  includes  an  amount of  $136,364  in the settlement  of a lawsuit  following the filing by the Quigley  Corporation  of a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and
Gum Tech  International,  Inc., its  distributor,  in November  1999.  Under the agreement,  Gum Tech will pay The Quigley  Corporation  $1,137,500 for a limited license for Quigley's  patent on the use of zinc  gluconate for the treatment of the duration and symptoms of the common cold.  Gum Tech is also  required to pay
The Quigley  Corporation  an ongoing  royalty of 5.5 percent  from April 1, 2001 through March 5, 2002 on all Zicam cold relief sales. In addition,  Gum Tech has guaranteed to pay Quigley a minimum of $500,000 in ongoing royalties  regardless of sales through March 5, 2002.

Cold Eeze(R) sales in the third quarter of 2001 exceeded those of the comparable
2000  period by  $1,322,796.  Contributing  to this  increase  in sales would be industry consolidations that appear to have abated, customer inventories seem to be low and product  demand by the consumer for the fourth quarter is expected to be greater than that of last year.

As a result of the  acquisition of a 60% position in Caribbean  Pacific  Natural
Products, Inc., effective July 1, 2000 and the commencement of product shipments from Darius  International,  Inc., in July 2000, these two entities  contributed
$2,175,181 to revenues for the third quarter ended September 30, 2001,  compared to $383,007 in the comparable 2000 period, all arising in the third quarter.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the three months ended  September 30, 2001 was 39.7% compared to
31.7% for the  comparable  period ended  September 30, 2000. The increase in the cost of sales percentage in 2001 is as a result of the significantly higher cost of sales  associated  with the Darius segment of the business.  During the third quarter of 2001, Darius sales contributed 23% to consolidated sales.

For the three months ended  September 30, 2001,  total  operating  expenses were
$3,754,772  compared to $2,339,998 for the comparable period ended September 30,
2000.  The  increased  expenditure  in 2001 reflects the costs  associated  with
Caribbean   Pacific  Natural   Products  and  Darius   International,   totaling
$1,201,121. Additionally, legal and other expenses associated with the Gum Tech,
LLC lawsuit in the three month period were approximately $235,000.

The advertising cost approximated  $900,000 for the three months ended September
30, 2001 as compared with  approximately  $300,000 for the comparable  period in
2000.

During the three months ended September 30, 2001, the major  operating  expenses of delivery, salaries, brokerage commissions,  promotion, advertising, and legal costs  accounted for $2,905,243  (77%) of total operating  costs.  The remaining items for this period were of a  semi-fixed  nature in that they do not strictly follow sales trends.  These expense categories for the comparable period in 2000 accounted for $1,479,890 (63%) of total operating costs.

Nine months ended September 30, 2001 compared to nine months ended September 30,
2000

For the nine months ended September 30, 2001, the Company  reported  revenues of
$16,140,746  and a net loss of  ($769,737) as compared to revenues of $9,698,858 and a net loss of  ($5,461,328),  for the comparable  period ended September 30,
2000.  The  Cold-Eeze(R)  product  shows a  decrease  of  $1,468,687  in  sales, exclusive of co-operative  advertising  expense,  in the nine month period ended
September 30, 2001 when compared to the same period in 2000. However,  the third quarter sales  performance by Cold-Eeze(R) in 2001 show an improvement  over the third  quarter 2000 sales by  $1,322,795.  It is believed that this increase was affected by the decrease in consolidations within the industry, inventory levels of our customers are low and that product  demand by the consumer for the fourth quarter is expected to be greater than that of last year.  Additionally,  during
2001 the Company has implemented  changes to its selling  organization  allowing the Company to manage its customers more successfully.

Revenues  for the first nine months of 2001 include an amount of  $1,410,228  in the settlement of a lawsuit following the filing by the Quigley Corporation of a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and
Gum Tech  International,  Inc., its  distributor,  in November  1999.  Under the agreement,  Gum Tech will pay The Quigley  Corporation  $1,137,500 for a limited license for Quigley's  patent on the use of zinc  gluconate for the treatment of the duration and symptoms of the common cold.  Gum Tech is also  required to pay
The Quigley  Corporation  an ongoing  royalty of 5.5 percent  from April 1, 2001 through March 5, 2002 on all Zicam cold relief sales. In addition,  Gum Tech has guaranteed to pay Quigley a minimum of $500,000 in ongoing royalties  regardless of sales  through  March 5, 2002.  Legal and other  costs  associated  with this lawsuit to date in 2001 are approximately $700,000.

As a result of the  acquisition of a 60% position in Caribbean  Pacific  Natural
Products, Inc., effective July 1, 2000 and the commencement of product shipments from Darius  International,  Inc., in July 2000, these two entities  contributed
$5,927,780 to revenues for the nine months ended September 30, 2001, compared to
$383,007 in the comparable 2000 period, all arising in the third quarter.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the nine months ended  September 30, 2001 was 40.4%  compared to
33.2% for the  comparable  period ended  September 30, 2000. The increase in the cost of sales percentage in 2001 is as a result of the significantly higher cost of sale  associated  with the Darius  segment of the  business.  During the nine months  period  ended  September  30, 2001  Darius  sales  contributed  25.6% to consolidated sales.

For the nine months ended  September  30, 2001,  total  operating  expenses were
$11,081,662  compared to $11,791,594  for the comparable  period ended September
30, 2000. The movement in  expenditure  between the years reflects the increased costs in 2001  associated  with Caribbean  Pacific  Natural  Products and Darius
International,  totaling  $2,748,432.  The  Company  acquired  a  60%  ownership position in Caribbean  Pacific  Natural  Products on July 1, 2000 and in January
2001 the Company  acquired  certain assets and assumed certain  liabilities of a privately held company, now named Darius Marketing Inc. Due to the change in the way the Company now advertises and promotes its product,  advertising costs have decreased in 2001 to date by approximately $4,800,000.  Additionally,  legal and other  expenses  associated  with the Gum Tech,  LLC  lawsuit in the nine months period ended September 30, 2001 were approximately $700,000.

The  advertising  cost  approximated  $2.1  million,  for the nine months  ended
September  30,  2001  as  compared  with  approximately  $6.9  million  for  the
comparable   period  in  2000,   substantially   contributing  to  the  loss  of
($5,461,328) for the nine months ended September 30, 2000.

During the nine months ended September 30, 2001, the major operating expenses of delivery,  salaries,  brokerage commissions,  promotion,  advertising, and legal costs  accounted for $7,593,621  (69%) of total operating  costs.  The remaining items for this period were of a  semi-fixed  nature in that they do not strictly follow sales trends.  These expense categories for the comparable period in 2000 accounted for $8,729,081 (74%) of total operating costs.

LIQUIDITY AND CAPITAL RESOURCES

The total assets of the Company at September 30, 2001 and December 31, 2000 were
$23,729,512  and  $26,055,601,   respectively.   Working  capital  decreased  to
$17,508,851 from $18,622,127 during the period. The significant  movement within total assets  represents the increase in accounts  receivable of $854,206,  cash and cash equivalents decreased by $3,780,443, prepaid expenses and other current assets  increased by $340,272,  inventory  increased by $87,981.  From a working
capital  perspective,   accounts  payable  decreased  by  $281,374  and  accrued
royalties and sales commissions  increased over the period by $269,611 while the advertising  accrual  decreased by $1,287,497.  Total cash balances at September
30, 2001 were $7,585,400, as compared to $11,365,843 at December 31, 2000.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

    There were no Current  Reports on Form 8-K filed  during the  quarter  ended
    September 30, 2001.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                   THE QUIGLEY CORPORATION

                               By: /s/   George J. Longo
                                   ---------------------------
                                         George J. Longo
                                   Vice President, Chief Financial Officer

Date: October 30, 2001

