Form 10-K
period 2001-12-31
QUIGLEY CORP
filed 2002-02-28
CIK 868278

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2001

                          Commission File No. 01-21617
                          ----------------------------

                             THE QUIGLEY CORPORATION
                             -----------------------
             (Exact name of registrant as specified in its charter)

               NEVADA                                       23-2577138
               -------------------------------------------------------
(State or other  jurisdiction of                       (IRS Employer
 incorporation or  organization)                       Identification Number)

              (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901)

               KELLS BUILDING, 621 SHADY RETREAT ROAD, DOYLESTOWN,      PA 18901
               -----------------------------------------------------------------
               (Address of principle executive offices)               (Zip Code)

                                 (215) 345-0919
                                  -------------

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

/X/ Yes  / / No

Indicate by the check mark if there is no  disclosure  of  delinquent  filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

[X]

As of February 22, 2002, the aggregate  market value of the voting stock (all of one  class  $.0005  par  value  Common  Stock)  held  by  non-affiliates  of the
Registrant was  $37,363,036  based upon the closing price of the Common Stock on that date as reported on the NASDAQ National Market.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

Number of shares of each of the  Registrant's  classes of securities (all of one class of $.0005 par value  Common  Stock)  outstanding  on  February  22,  2002:
10,675,153.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1.   Information  set  forth  in Part  III of this  report  is  incorporated  by reference to the  Registrant's  Proxy Statement for the 2002 Annual Meeting
     of Stockholders.

                  THE EXHIBIT INDEX IS LOCATED ON PAGES 19-20.

                                  Page 1 of 22

                                TABLE OF CONTENTS

Part I
                                                                            Page
                                                                            ----

       Item   1.   Description of Business                                  3-8

              2.   Description of Properties                                  8

              3.   Legal Proceedings                                        9-10

              4.   Submission of Matters to a Vote by Security Holders        10

       Part II

              5.   Market for the Company's Common Equity and Related
                      Stockholder Matters                                  10-11

              6.   Selected Financial Data                                 11-12

              7.   Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                   12-17

              8.   Financial Statements                                       18

              9.   Change in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                     19

       Part III

             10.   Directors and Executive Officers of the Registrant         19

             11.   Executive Compensation                                     19

             12.   Security Ownership of Certain Beneficial
                      Owners and Management                                   19

             13.   Certain Relationships and Related Transactions             19

       Part IV

             14.   Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                          20-21

FORWARD-LOOKING STATEMENTS
--------------------------

In  addition  to   historical   information,   this   Annual   Report   contains
forward-looking  statements.  These  forward-looking  statements  are subject to certain  risks and  uncertainties  that  could  cause  actual  results to differ materially from those  reflected in these  forward-looking  statements.  Factors that might cause such a difference  include,  but are not limited to, management of growth,  competition,  pricing pressures on the Company's  product,  industry growth and general economic conditions. Readers are cautioned not to place undue
reliance  on  these  forward-looking  statements,   which  reflect  management's
opinions  only as of the date hereof.  The Company  undertakes  no obligation to revise or publicly release the results of any revision to these  forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the  Securities  and Exchange
Commission.

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

In January 2000,  Darius  International  Inc., a wholly owned  subsidiary of The
Quigley  Corporation,  was formed as a means of introducing  new products to the marketplace. On January 2, 2001, the Company acquired certain assets and assumed certain liabilities of a privately held company involved in the direct marketing and distribution of health and wellness products,  this entity is a wholly owned
subsidiary  of  Darius   International  Inc.  and  is  based  in  Alpine,  Utah.
Additionally,  effective  July 1, 2000,  the  Company  acquired a 60%  ownership position in Caribbean Pacific Natural Products, Inc., based in Orlando, Florida.

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

Since June 1996,  the Company has  concentrated  its business  operations on the manufacturing,  marketing and  development of its proprietary  Cold-Eeze(R)  and
Cold-Eezer  Plus  cold-remedy  lozenge  products and on  development  of various product  extensions.  These products are based upon a proprietary zinc gluconate glycine formula,  which in two double-blind clinical studies has shown to reduce the duration and severity of the common cold symptoms.  The Quigley  Corporation acquired worldwide  manufacturing and distribution rights to this formulation in
1992 and commenced national marketing in 1996. The demand for the Company's cold remedy products and sun-care and skincare products is seasonal,

where the third and fourth quarters generally represent the largest sales volume for Cold remedy products and the first and second quarters  generally  represent the largest  sales volume for the sun-care and skincare  products.  During 2001, approximately 99% of the Company's revenues originated in the United States with the remainder being attributable to international trade.

As referred to earlier,  the Company formed Darius  International Inc., a wholly owned subsidiary, in January 2000 for the purpose of introducing new products to the  marketplace  through a network  of  independent  distributors.  Darius is a direct selling  organization  specializing  in  proprietary  health and wellness products.  The Company  commenced  shipping  product to  customers  in the third quarter of 2000. Additionally,  on January 2, 2001, the Company acquired certain assets and assumed certain  liabilities of a privately held company  involved in the direct  marketing and  distribution  of health and wellness  products.  This entity is a wholly owned subsidiary of Darius International Inc.

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

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc., a wholly-owned  subsidiary of the Company that is under the direction of its Executive Vice  President and Chairman of its Medical  Advisory
Committee.  The launch of the Company's Ethical  Pharmaceutical Unit follows the
Patent Office of The United States Commerce Department confirming the assignment to the Company of a Patent  Application  for the "Method and Composition for the
Topical Treatment of Diabetic Neuropathy".  In September 2001, the Patent Office
confirmed  the  assignment to the Company of a Patent  Application  entitled the
"Medicinal  Composition and Method of Using it" (for Treatment of Sialorrhea and
other Disorders) for a prescription product to relieve sialorrhea  (drooling) in patients suffering from Amyotrophic Lateral Sclerosis (ALS),  otherwise known as
Lou  Gehrig's  Disease.  In November  2001,  the  Company was  assigned a Patent
Application  entitled  "Composition  and Method for  Prevention,  Reduction  and
Treatment of Radiation  Dermatitis"  with the Patent Office of The United States
Commerce Department.  The establishment of a dedicated pharmaceutical subsidiary will enable the Company to diversify  into the  prescription  drug market and to ensure safe and effective distribution of these important potential new products currently under development.

PRODUCTS
--------

Cold Remedy Products
--------------------

Cold-Eeze(R), a zinc gluconate glycine formulation (ZIGG(TM)) representing 68.4%
of the Company's  sales for 2001, is sold in lozenge,  bubble gum and sugar-free tablet forms. In May 1992, the Company  entered into an exclusive  agreement for worldwide representation,  manufacturing, marketing and distribution rights to a zinc  gluconate  glycine  lozenge  formulation  which was patented in the United
States, United Kingdom,  Sweden, France, Italy, Canada,  Germany, and pending in
Japan.  This product is presently being marketed by the Company and also through independent  brokers and  marketers  in the United  States under the trade names
Cold-Eeze(R), Cold-Eeze(R) Sugar Free, and Cold-Eeze(R) Bubble Gum and in Canada
under the trade name Zigg-Eeze(TM).

In 1996, the Company also acquired an exclusive  license to a zinc gluconate use patent,  thereby  assuring  the Company  exclusivity  in the  manufacturing  and marketing of zinc gluconate glycine lozenge formulated cold relief products.

In the second half of 1998, the Company  launched  Cold-Eeze(R)  in a sugar free version of the product to benefit  diabetics and other consumers  concerned with their sugar intake.  Late in the fourth quarter of 1998, the Company  launched a bubble gum version of Cold-Eeze(R).

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

Health And Wellness Products
----------------------------

Darius International Inc., a wholly owned subsidiary with sales representing 23%
of the  Company's  sales in 2001,  was formed in January 2000 for the purpose of introducing  new products to the  marketplace  through a network of  independent distributors.  On January 2,  2001,  the  Company  acquired  certain  assets and assumed certain  liabilities of a privately held company  involved in the direct marketing and distribution of health and wellness  products.  Darius is a direct selling  organization  specializing in proprietary health and wellness products.
The  products  marketed  and sold by Darius are  designed  to improve  the human condition, in the area of health, immunity, energy, pain and the common cold.

Sun-care and Skincare Products
-------------------------------

Caribbean Pacific Natural Products, Inc., is a leading developer and marketer of all-natural  sun-care and skincare products for luxury resorts,  theme parks and spas with sales representing 8.6% of the Company's sales in 2001.

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

Caribbean Pacific currently has three distinct product lines:  Virgin Sol, Coral
Sol and Sport Sol and is currently  developing a spa line called  Sabate and has recently test marketed a dry-grip golf product.

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

Caribbean  Pacific  also  has  the  capability  to  make  available   customized
merchandise,  such as beach bags,  beach towels etc., which complement the range of sun-care and skincare products marketed and sold by Caribbean Pacific.

PATENTS, TRADEMARKS, ROYALTY AND COMMISSION AGREEMENTS
------------------------------------------------------

The Company  currently owns no patents.  However,  the Company has recently been assigned three patent applications which are hereinafter  discussed and has been granted an exclusive  agreement  for  worldwide  representation,  manufacturing,
marketing  and  distribution   rights  to  a  zinc  gluconate   glycine  lozenge
formulation, which are patented as follows:

United States    No. 4 684 528 (August 4, 1987)      Sweden:        No. 0 183 840 (March 2, 1994)
                 No. 4 758 439 (July 19, 1988)       Canada:        No. 1 243 952 (November 1, 1988)
Germany:         No. 3,587,766 (March 2, 1994)       Great Britain: No. 2 179 536 (December 21, 1988)
France & Italy:  No. EP 0 183 840 B1 (March 2, 1994) Japan:         Pending

In 1996, the Company also acquired an exclusive license for a United States ZINC
GLUCONATE  USE PATENT NUMBER RI 33,465 from the patent  holder.  This use patent gives the Company  exclusive  rights to both the USE and FORMULATION  patents on zinc  gluconate  for  reducing  the  duration  and  severity  of the common cold symptoms.  This patent and  exclusive  license  will  expire in March 2002.  The
Company does not anticipate any material impact on the financial statements.

The  Cold-Eeze(R)  product  is  manufactured  for  the  Company  by  a  contract manufacturer  and  marketed  by the  Company in  accordance  with the terms of a licensing  agreement  (between the Company and the  developer).  The contract is assignable by the Company with the developer's consent.  Throughout the duration of the  agreement,  the  developer is to receive a three percent (3%) royalty on sales  collected,  less  certain  deductions.  A separate  consulting  agreement between the parties referred to directly above was similarly entered into on May
4, 1992,  whereby the  developer is to receive a  consulting  fee of two percent
(2%) on sales collected, less certain deductions, for consulting services to the
Company with respect to such product.

Pursuant  to the  License  Agreement  entered  into  between the Company and the patent  holder,  the Company  pays a royalty  fee to the patent  holder of three percent (3%) on sales collected,  less certain deductions which expires in March
2002.

During 1997, the Company  instituted a trademark for the major components of its lozenge,  ZIGG(TM) (denoting zinc gluconate glycine),  to set Cold-Eeze(R) apart from the imitations proliferating the marketplace.

An  agreement  between the Company and the  founders was entered into on June 1,
1995. The founders, in consideration of the acquisition of the Cold-Eeze(R) cold therapy  product,  are to receive a total  commission  of five percent  (5%), on sales collected, less certain deductions until the termination of this agreement on May 31, 2005.

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
terminates in May 2004.

In December  2000,  the Patent Office of The United States  Commerce  Department
confirmed the filing and assignment to the Company of a Patent  Application  for the "Method and Composition for the Topical  Treatment of Diabetic

Neuropathy."  In September  2001, the Patent Office  confirmed the assignment to the Company of a Patent  Application  entitled the  "Medicinal  Composition  and
Method of Using it" (for  Treatment of  Sialorrhea  and other  Disorders)  for a prescription product to relieve sialorrhea (drooling) in patients suffering from
Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig's Disease. In
November  2001,  the  Company  was  assigned  a  Patent   Application   entitled
"Composition  and Method for  Prevention,  Reduction  and Treatment of Radiation
Dermatitis" with the Patent Office of The United States Commerce Department.

PRODUCT DISTRIBUTION AND CUSTOMERS

The Company has several Broker, Distributor and Representative Agreements,  both nationally and internationally, which are sales performance-based. Additionally, prior to 1998, the Company issued incentive common stock purchase options to its
Brokers, Distributors and Representatives.

The Cold-Eeze(R)  products are distributed through numerous food, chain drug and mass merchandisers throughout the United States, including the Walgreen Company,
Albertsons, CVS, Rite-Aid, Eckerd Drug Company, Phar-Mor Inc., Wal-Mart, Target,
The Kroger Company,  Safeway Inc., Costco  Wholesale,  K-Mart  Corporation,  and
wholesale  distributors  including,  AmeriSource-Bergen  Brunswig  Drug Company,
Cardinal Health and the McKesson Drug Company.

The  Company is not  dependent  on any  single  customer  as the broad  range of customers includes many large wholesalers, mass merchandisers,  and multi-outlet pharmacy  chains,  five of which account for a  significant  percentage of sales volume. The top five customers of the Company represent 33%, 44%, and 39% of its consolidated  revenue  for the years ended  December  31,  2001,  2000 and 1999, respectively.

Darius is a direct selling  organization  specializing in proprietary health and wellness  products  and the  introduction  of new  products  to the  marketplace through a network of independent distributors. This method of distribution is in contrast to traditional  distribution  channels using independent and chain drug and  discount  stores as utilized by the  Company in the  promotion  of the cold remedy products.

Caribbean  Pacific Natural  Products are sold  exclusively  through  partnership marketing  agreements  at over  100  premier  resorts,  theme  parks,  and  spas
throughout    the   U.S.,    Mexico   and   the    Caribbean.    They    include
Anheuser-Busch-Entertainment,  Biltmore,  Resort Hyatt, Marriott,  Ritz Carlton,
Westin and Wyndham resorts.  In Mexico,  Caribbean  Pacific Natural Products has
exclusive marketing rights at such Eco-archeological  Parks as Xcaret and Xelha, as well as the Allegro and Melia resorts.

RESEARCH AND DEVELOPMENT
------------------------

The Company's  research and  development  costs for the years ended December 31,
2001, 2000 and 1999 were  $1,331,639,  $1,185,750,  and $297,650,  respectively.
Future research and development expenditures are anticipated in order to develop extensions  of the  Cold-Eeze(R)  product,  including  potential  unrelated  new products in the consumer health care industry,  that are primarily  supported by clinical studies,  for efficacious  long-term  products that can be coupled with possible line extensions derivatives for a family of products.  Clinical studies and  testing  are  anticipated  in  connection  with  Quigley  Pharma,  Inc.,  a wholly-owned  subsidiary  of  the  Company  established  in  2001,  such  as the formulation  of products for diabetic use,  radiation  dermatitis and sialorrhea and other  disorders.  Principally,  the increase of Research and Development in
2001 and 2000 was due to expenses  incurred as part of the costs  related to the application  for a pharmacy  drug license in the United  Kingdom,  together with research costs related to Quigley Pharma.

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

COMPETITION
-----------

The Company competes with other suppliers of cold remedy products and health and wellness  products.  These suppliers range widely in size. Some of the Company's
competitors  have  significantly  greater  financial,   technical  or  marketing
resources than the Company.  Management believes that its Cold-Eeze(R)  product, which has been  clinically  proven in two  double-blind  studies  to reduce  the severity  and  duration  of the  common  cold  symptoms,  offers  a  significant advantage  over many of its  competitors  in the  over-the-counter  cold  remedy market.  Management further believes that Darius' direct marketing  distribution methods offer a significant advantage over many of its competitors.  The Company believes that its ability to compete  depends on a number of factors,  including price,  product  quality,  availability  and  reliability,  credit  terms,  name recognition, delivery time and post-sale service and support.

The main competition in the sun-care and skincare industry comes primarily from names such as Australian Gold(R),  California Tan(R), Panama Jack(TM),  Hawaiian
Tropic(R),  Banana Boat(R) and  Coppertone(R).  Each takes a somewhat  different position in how they promote their products. Caribbean Pacific Natural Products'
range  of  products  are  distinguishable  from  the  competition  due to  their all-natural and eco-friendly characteristic.

EMPLOYEES
---------

At December 31, 2001 the Company employed 44 full-time persons, primarily all of whom were involved in an executive,  marketing or administrative  capacity. None of the Company's employees are covered by a collective  bargaining  agreement or is a member of a union.  Additionally,  the Orlando location  included 4 persons that were engaged by the Company through an outside employer organization.

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

Raw materials used in the  production of the cold remedy  products are available from numerous sources.  Currently,  they are being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been  identified.  Any situation where the vendor is not able to supply the contract  manufacturer  with the  ingredients may result in a temporary delay in production  until  replacement  supplies  are  obtained  to meet  the  Company's production requirements.

Darius'  products for resale are sourced from  several  suppliers.  In the event that such  sources were no longer in a position to supply  Darius with  product, other vendors have been identified as reliable alternatives with minimal adverse loss of business.

Currently, the principal finished products relating to Caribbean Pacific Natural
Products are being  manufactured and blended by a single vendor. In the event of there being  difficulties  with the current  sources of raw material or finished product,  other  suppliers  have  been  identified  whose  use may  result  in a temporary delay in production.

ITEM 2.     DESCRIPTION OF PROPERTY
            -----------------------

The corporate office of The Quigley  Corporation is located at 621 Shady Retreat
Road,  Doylestown,  Pennsylvania.  This property,  with an area of approximately
13,000 square feet, was purchased in November 1998 and refurbished  during 1999.
The total cost of acquisition  and  refurbishment  has been  approximately  $1.6 million.  The Company occupies warehouse space in Las Vegas, Nevada at a monthly cost of $2,193. This Nevada location has a three-year lease that expires in July

2003. In addition to storage  facilities at the  Manufacturers'  locations,  the
Company also stores product in four additional  warehouses in Pennsylvania  with storage charges based upon the quantities of product being stored.

The Darius  business  in Utah is located at 80 West Canyon  Crest Road,  Alpine,
Utah,  with an office  area of  approximately  3,000  square  feet.  The current monthly  lease cost of this office  space is $4,080  with the lease  expiring in
March  2002.  The  Company  also  occupies  a  warehouse  at Lehi,  Utah,  which approximates  5,700  square feet,  with a monthly  lease cost of $2,500 and this lease expires in November  2002.  The Company  expects that these leases will be renewed or that alternative spaces will be obtained.

Caribbean Pacific Natural Products is located at 5244 Carrier Drive,  Suite 309,
Orlando,  Florida, covering a total area of approximately 5,100 square feet. The lease on the premises is for a period of five years, commencing January 2001, at a monthly lease cost of $6,845. Additionally, Caribbean Pacific Natural Products
is leasing  office  space in Hawaii  and Mexico at a monthly  cost of $1,000 and
$1,035 per month,  respectively,  these leases are for periods of six months and one year, respectively.

The Company believes that its existing facilities are adequate.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

                                TESAURO AND ELEY

In September,  2000, the Company was sued by two individuals  (Jason Tesauro and
Elizabeth Eley, both residents of Georgia), on behalf of a "nationwide class" of
"similarly  situated  individuals," in the Court of Common Pleas of Philadelphia
County,  Pennsylvania.  The  Complaint  alleges  that the  Plaintiffs  purchased certain Cold-Eeze(R)  products between August,  1996, and November,  1999, based upon  cable  television,  radio  and  internet  advertisements  which  allegedly misrepresented  the  qualities  and  benefits  of the  Company's  products.  The
Complaint   requests  an  unspecified   amount  of  damages  for  violations  of
Pennsylvania's   consumer   protection   law,  breach  of  warranty  and  unjust
enrichment, as well as a judicial determination that the action be maintained as a class action.

In October,  2000,  the Company  filed  Preliminary  Objections to the Complaint seeking dismissal of the action.  The Court sustained certain objections thereby narrowing  Plaintiffs'  Complaint.  In May, 2001,  Plaintiffs  filed a Motion to
Certify the Alleged Class.  The Company opposed the Motion.  In November,  2001, the Court  held a hearing on  Plaintiffs'  Motion  for Class  Certification.  In
January,  2002,  the Court  denied in part and  granted in part the  Plaintiffs'
Motion.  The  Court  denied  Plaintiffs'  Motion  to  Certify  a Class  based on
Plaintiffs' claim under the Pennsylvania  Consumer Protection Law; however,  the
Court  certified  the class based on  Plaintiffs'  breach of warranty and unjust
enrichment    claims.    The    Company    is   filing    for   a   Motion   for
Clarification/Reconsideration   of  this  ruling.   The  Company  is  vigorously
defending  this  lawsuit  although  the Company  believes  that the action lacks merit.  The  case is at a  stage  where  no  discovery  has  been  taken  and no prediction can be made as to the outcome of this case.

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

In August 2000,  the District  Court of Clark County,  Nevada,  held that it had jurisdiction to decide the Company's declaratory judgment action filed in April,
2000,  against two putative  shareholders  (Thomas Goldblum and Alan Wayne),  in which the  Company  seeks a  judicial  declaration  that,  based on  stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split
satisfy  and/or  comply with Nevada law and that the  capitalization  of Quigley evidenced by the issued and outstanding  shares of common stock and common stock warrants is as reflected on Quigley's  stock  transfer  ledger on September  10,
1999, the record date of the Special Meeting. This action is scheduled for trial in Clark County, Nevada, during the week of March 25, 2002. No prediction can be made as to the outcome of this case.

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
            -------------------

Market Information
------------------

The Company's Common Stock,  $.0005 par value, is currently traded on the NASDAQ
National  Market  under the trading  symbol  "QGLY".  The price set forth in the following table represents the high and low sale prices for the Company's common stock.

                                                   COMMON STOCK
                                                 --------------
                                        2001                    2000
                                   -----------------       ------------------
           QUARTER ENDED           HIGH         LOW        HIGH         LOW
           -------------           ----         ---        ----         ---

           March 31               $1.531      $0.813      $3.250      $1.500
           June 30                $1.960      $0.750      $2.031      $1.125
           September 30           $1.600      $0.800      $1.969      $1.156
           December 31            $2.390      $0.830      $1.750      $0.656

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

Holders
-------

As of December 31, 2001, there were  approximately  389 holders of record of the
Company's  Common Stock,  including  brokerage firms,  clearing  houses,  and/or depository firms holding the Company's  securities for their respective clients.
The exact number of beneficial  owners of the Company's  securities is not known but would exceed the number of record owners indicated above.

Dividends
---------

The Company has not declared,  nor paid, any cash dividends on its Common Stock.
At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

Warrants and Options
--------------------

In addition to the Company's  aforesaid  outstanding Common Stock, there are, as of December 31, 2001, issued and outstanding  Common Stock Purchase Warrants and
Options that are  exercisable  at the  price-per-share  stated and expire on the date indicated, as follows:

        Description      Number       Exercise Price      Expiration Date
        -----------      ------       --------------      ---------------
        CLASS "E"      1,150,000          $1.7500         June 30, 2006
        CLASS "F"        225,000          $2.5000         November 4, 2006
        CLASS "G"        360,000          $10.0000        May 5, 2002
        CLASS "G"        585,000          $10.0000        May 5, 2007
        Option Plan      506,500          $9.6800         December 1, 2007
        Option Plan      383,500          $5.1250         April 6, 2009
        Option Plan       25,000          $2.0625         January 13, 2010
        Option Plan      379,000          $0.8125         December 20, 2010
        Option Plan      400,000          $1.2600         December 10, 2011

At December 31, 2001,  there were 4,014,000  unexercised  and vested options and warrants of the Company's stock available for exercise.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

The Company  changed its fiscal  year-end  from  September  30 to December 31 on
January 2, 1997. The following  table sets forth the selected  financial data of the Company  for, and at the end of the years ended  December  31,  2001,  2000,
1999, 1998 and 1997.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
the Company's financial statements and notes thereto appearing elsewhere herein.

(AMOUNTS IN THOUSANDS, EXCEPT           YEAR ENDED   YEAR ENDED    YEAR ENDED    YEAR ENDED     YEAR ENDED
   PER SHARE DATA)                      DECEMBER 31, DECEMBER 31,  DECEMBER 31,  DECEMBER 31,   DECEMBER 31,
                                         2001          2000            1999          1998          1997
                                        --------------------------------------------------------------------

STATEMENT OF INCOME DATA:
Sales                                   $25,224       $19,364      $24,820        $36,354        $70,173
Co-operative advertising promotions       2,101         2,559        2,499          1,619            775
Net Sales                                23,123        16,805       22,321         34,735         69,398
Gross Profit                             15,054        10,921       14,441         23,858         47,970
Net Income (Loss)                           216        (5,196)      (4,204)         6,809         20,967

Basic earnings (loss) per
  common share                            $0.02        ($0.49)      ($0.37)         $0.51          $1.72
Diluted earnings (loss) per
  common share                            $0.02        ($0.49)      ($0.37)         $0.46          $1.43
Weighted average common
  shares outstanding:
     Basic                               10,675        10,551       11,352         13,335         12,181
     Diluted                             10,751        10,551       11,352         14,944         14,634

                                 AS OF              AS OF           AS OF          AS OF            AS OF
                              DECEMBER 31,        DECEMBER 31,     DECEMBER 31,  DECEMBER 31,      DECEMBER 31,
                                  2001               2000            1999          1998              1997
                              ----------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                  $18,626           $18,622         $23,621        $43,024            $41,141
Total assets                      24,756            26,056          33,271         48,611             49,847
Stockholders' equity             $21,200           $20,971         $26,216        $44,607            $41,748

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

Cold-Eeze(R)  is  distributed  through  numerous  independent,  chain  drug  and discount stores throughout the United States. During 2001, the industry in which the Company's  products are distributed  continued to experience further mergers and  consolidations.  This  contraction  within the  industry  had the impact of reducing sell-in opportunities of previous years. During the later part of 2001, the economic  downturn became more  pronounced,  our customers strove to achieve greater efficiencies by means of better managing inventory and therefore carried lower levels of inventory with the effect of reduced ordering activity.

The inclusion of Darius and Caribbean  Pacific Natural Products in 2001 provided diversification for the Company with Cold-Eeze(R) contributing 68.4% of sales in
2001 compared to 95.6% in 2000.

The revenue for 2001 was $24,669,667 compared to $16,805,093 and $22,320,451 for
2000 and 1999  respectively.  The  increase in revenue is  accounted  for by the continued  development of both the Darius and Caribbean Pacific Natural Products businesses  in 2001,  which had  combined  revenue  of  $7,965,049  compared  to
$850,166 for the year of 2000.  Cold-Eeze(R)  revenues declined slightly in 2001 due to the  effects of  continued  industry  consolidations  and the  pursuit of inventory  efficiencies  by our  customers.  However,  independent  market  data indicates that the rate of decrease in consumer  purchasing of Cold-Eeze(R)  has slowed  significantly.  Additionally,  in 2001  revenues  were  assisted  by the settlement  in the  infringement  suit against Gel Tech,  LLC, the  developer of
Zicam(TM),  and  Gum  Tech  International,  Inc.,  its  distributor.  Under  the agreement, Gum Tech will pay the Company $1,137,500 for a limited license on the use of zinc  gluconate  for the  treatment  of the  duration and symptoms of the common cold. Gum Tech is also required to pay the Company an ongoing  royalty of
5.5 percent  from April 1, 2001  through  March 5, 2002 on all Zicam cold relief sales.  In  addition,  Gum Tech has  guaranteed  to pay a minimum of $500,000 in ongoing  royalties  regardless of sales  through March 5, 2002.  Legal and other expenses associated with this lawsuit in 2001 approximated $700,000.

Advertising   costs  in  2001  were   approximately   $3,400,000   compared   to
approximately $9,300,000 in 2000. During 2001 the Company continued the strategy initiated in late 2000 of focusing less on television and radio  advertising and more on promoting the product with our customers and occasionally  directly with
the  consumer.   This  commitment  to  the  Cold-Eeze(R)   product  was  further
strengthened  during  2001  with the  hiring  of a Vice  President  of Sales and
Marketing and also the contracting with a large geographically diverse brokerage company to promote and represent the product at the retail level.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers to represent the Company's  Cold-Eeze(R)  products,  which provides cost efficiencies that benefit the Company.

In January 2000, the Company formed Darius  International Inc., a direct selling organization  specializing in proprietary health and wellness  products.  Darius
International was formed to implement Company strategy as a means of introducing new products to the marketplace  through  alternative  distribution  channels by utilizing a network of independent distributors. On January 2, 2001, the Company acquired  certain  assets and assumed  certain  liabilities  of a privately held company involved in the direct marketing and distribution of health and wellness
products.   This  entity,   which  is  a  wholly  owned   subsidiary  of  Darius
International Inc., is based in Utah.

In July 2000, the Company acquired a 60% ownership position in Caribbean Pacific
Natural  Products,  Inc., an Orlando,  Florida based company.  Caribbean Pacific
Natural Products is a leading developer and marketer of all-natural sun-care and skincare

products for luxury  resorts,  theme parks and spas.  Caribbean  Pacific Natural
Products has developed markets for its products both domestic and international.

Manufacturing  for all the Company's  products is done by outside  sources.  The manufacturer of the Cold-Eeze(R)  lozenge product  manufactures  exclusively for the Company,  with the bubblegum and the  sugar-free  products being produced by different manufacturers.

During 2001, the Company continued to make progress with the registration of the
Cold-Eeze(R)  products  in the United  Kingdom as a pharmacy  drug and  incurred approximately $650,000 in related expenses.

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

In May 2000,  the Emerging  Issues Task Force  ("EITF")  issued EITF No.  00-14,
"Accounting for Coupons,  Rebates and Discounts"  that addressed  accounting for sales  incentives.  The Task Force  concluded  that in accounting for cash sales incentives  a  manufacturer  should  recognize  the  incentive as a reduction of revenue  on the later date of the  manufacturer's  sale or the date the offer is made to the public.  The reduction of revenues  should be measured  based on the estimated  amount of  incentives to be claimed by the ultimate  customers.  This pronouncement was adopted in the first quarter of fiscal 2001.

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

In June 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business  Combinations." SFAS
No. 141 requires that the purchase method of accounting be used for all business combinations  initiated  after June 30,  2001.  This  statement  specifies  that certain acquired  intangible  assets in a business  combination be recognized as assets  separately from goodwill and existing  intangible assets and goodwill be evaluated for these new separation requirements.  Goodwill and intangible assets determined to have  indefinite  useful lives will not be  amortized.  Management does not  expect  this  statement  to have a  material  impact on the  Company's consolidated financial position or results of operations.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an  impairment-only  approach.  Amortization  of  goodwill,  including goodwill  recorded in past  business  combinations,  will cease upon adoption of this statement.  The Company is required to implement SFAS No. 142 on January 1,
2002. Management does not expect this statement to have a material impact on the
Company's consolidated financial position or results of operations.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations." This statement  addresses  financial  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No.
143 on January 1, 2002.  Management  does not expect  this  statement  to have a material impact on the Company's  consolidated  financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets."  This  statement  supercedes  SFAS  No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed  Of." The  statement  retains  the  previously  existing  accounting requirements  related to the  recognition  and  measurement of the impairment of
long-lived   assets  to  be  held  and  used  while  expanding  the  measurement requirements  of  long-lived  assets  to be  disposed  of  by  sale  to  include discontinued  operations.  It also  expands the  previously  existing  reporting requirements  for  discontinued  operations  to include a component of an entity that either has been disposed of or is classified as held for sale.  The Company is required to implement  SFAS No. 144 on January 1, 2002.  Management  does not expect this  statement to have a material  impact on the Company's  consolidated financial position or results of operations.

RESULTS OF OPERATIONS
---------------------

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH SAME PERIOD 2000
--------------------------------------------------------------------

For the year ended December 31, 2001,  the Company had revenues of  $24,669,667, an increase of 46.7% over 2000 revenues of $16,805,093. The results of 2001 show a net income of $215,964 compared to a loss of ($5,196,473) for 2000.

Revenues for 2001 included  amounts of  $5,788,579  and  $2,176,470  relating to
Darius and Caribbean Pacific Natural Products, compared to $51,300 and $798,866, respectively  for 2000.  The  Cold-Eeze(R)  product  was  adversely  affected by
continued   industry   consolidations  in  which  the  Company's   products  are
distributed,  and the effects of the economic  downturn which was evident in the latter part of 2001. However, independent market data indicates that the rate of decrease  in  consumer  purchasing  of  Cold-Eeze(R)  has slowed  significantly.
Additionally,   in  2001  revenues  were  assisted  by  the  settlement  in  the infringement  suit against Gel Tech,  LLC, the developer of  Zicam(TM),  and Gum
Tech International,  Inc., its distributor.  Under the agreement,  Gum Tech will pay the Company  $1,137,500 for a limited  license for the use of zinc gluconate for the  treatment of the duration and symptoms of the common cold.  Gum Tech is also required to pay the Company an ongoing royalty of 5.5 percent from April 1,
2001 through March 5, 2002 on all Zicam cold relief sales. In addition, Gum Tech has guaranteed to pay a minimum of $500,000 in ongoing  royalties  regardless of sales  through  March 5, 2002.  Legal and other  expenses  associated  with this lawsuit in 2001 approximated $700,000.

The Company's  cost of goods sold increased to 38.1% in 2001 from 30.4% in 2000.
The primary  reason for the increase in 2001 was the higher  proportion of sales attributable  to Darius and Caribbean  Pacific in 2001 (31.6%)  compared to 2000
(4.4%).  Both Darius and Caribbean  Pacific's  products carry a higher a cost of goods compared to Cold-Eeze(R) products.

Selling,  general and administrative expenses for 2001 were $14,148,814 compared to $15,669,787  in 2000.  Advertising  costs in 2001 decreased by  approximately
$6,000,000,  however this  reduction in costs was partially  offset by increased operating  costs of Darius  and  Caribbean  Pacific,  which  was due to  limited operations in 2000.  During 2001,  the  Company's  major  operating  expenses of delivery,  salaries,  brokerage commissions,  promotion,  advertising, and legal costs accounted for approximately  $9,325,876 (66%) of the total of $14,148,814,

a decrease of 25% over the 2000 amount of $12,378,717.  The selling, general and administrative  expenses  related to Darius and  Caribbean  Pacific for 2001 and
2000 were $4,902,480 and $1,495,142, respectively.

Research and Development  costs in 2001 and 2000 were $1,331,639 and $1,185,750, respectively.  Principally, the increase of Research and Development in 2001 and
2000  was  due to  expenses  incurred  as  part  of  the  costs  related  to the application for a pharmacy drug license in the United Kingdom, together with the research costs related to Quigley Pharma.

Total assets of the Company at December 31, 2001 and 2000 were  $24,755,795  and
$26,055,601, respectively. Working capital decreased by $3,692 to $18,625,819 at
December 31, 2001.  The primary  influences on working  capital during 2001 were the reductions in accrued  expenses  relating to  advertising  and royalties and sales commissions with the related reduction in cash balances.

TWELVE MONTHS ENDED DECEMBER 31, 2000 COMPARED WITH SAME PERIOD 1999
--------------------------------------------------------------------

Revenues  for the year ended  December  31, 2000 were  $16,805,093,  which was a decrease  of 25% over 1999  revenues of  $22,320,451.  The net loss for 2000 was
($5,196,473)  compared to a net loss in 1999 of ($4,203,785).  The 2000 net loss did not reflect  any tax benefit  whereas the 1999 net loss was reduced by a tax benefit of $1,902,615.  A tax benefit was not available in 2000 because of a net operating loss  carry-forward  for tax purposes that occurred  during the fourth quarter of 1999.

2000  revenues  were  adversely  affected by changes in the  industry.  Customer consolidations  continued  throughout  the year which had the effect of reducing the opportunities for pipeline fill. The industry  consolidation  also meant the adoption of just-in-time inventory systems and as a result product lead time was lessened and inventories had been reduced.  Also the occurrence of store private labeling of zinc products  increased  during 2000, which has not only the effect of greater  competition,  but without  proven  clinical  efficacy these products impact on the credibility of a proven product such as Cold-Eeze(R).

Independent  data indicates  that,  overall,  the 2000  cough/sore  throat drops consumption  rate was decreased by 9% over 1999, due to less incidences of colds and flues.

Revenues  during 2000 from Darius  International  Inc.,  and  Caribbean  Pacific
Natural Products,  Inc. contributed $850,166, with both of these companies being largely in their developmental stage.

The Company's  cost of goods sold decreased from 31.7% in 1999 to 30.4% in 2000.
The  decrease in 2000 was  primarily  the result of shifts in the product mix of sales. Bubblegum sales in 2000 represented a lesser percentage of sales compared to 1999.  Additionally,  the margin  associated  with Caribbean  Pacific Natural
Products,  which  commenced  activity in July 2000,  was higher than that of the
Cold-Eeze(R) products.

Selling,  general and administrative expenses for 2000 were $15,669,787 compared to $21,131,172  in 1999. The decrease in 2000 is primarily  accounted for by the reduction in television and radio  advertising.  This reflects a change to focus on shared advertising initiatives with the independent and chain drug stores and wholesalers.  During 2000, the Company's major  operating  expenses of delivery,
salaries,  brokerage  commissions,   promotion,  advertising,  and  legal  costs
accounted for  approximately  $12,378,717  (79%) of the total of $15,669,787,  a decrease of 34% over the 1999 amount of  $18,762,240.  The selling,  general and administrative  expenses  related to Darius  International  Inc.,  and Caribbean
Pacific Natural Products, Inc. for 2000 were $1,495,142 with zero costs in 1999.

Research and  Development  costs in 2000 and 1999 were  $1,185,750 and $297,650, respectively.  The increase in 2000 was primarily due to the expense  associated with the Cold-Eeze(R) regulatory process being conducted in the United Kingdom.

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

TWELVE MONTHS ENDED DECEMBER 31, 1999 COMPARED WITH SAME PERIOD 1998
--------------------------------------------------------------------

For the year ended  December 31, 1999,  the Company had revenues of  $22,320,451 and a net loss of  ($4,203,785),  compared to revenues  of  $34,735,167  and net income of $6,809,526 for the comparable  period in 1998. 1999 experienced a slow down in sales for various reasons. During the course of the year, a large number of zinc  products  left the market  leading to the  lowering  of prices by these competitors,  resulting  in these zinc  products  being sold at non  competitive prices. Additionally,  the marketplace experienced the influx of herbal remedies and nutritional supplements, resulting in consumer confusion. The high inventory levels that were being held by customers  from  previous  years,  along with the consolidation  of customers,  all reduced  sales for the year.  The 1999 results were adversely affected by the change in the effective tax rate from 39% to 31%, due to the provision of a valuation  allowance  equaling the total  deferred tax asset, thereby not reducing the loss for related tax benefits.

Cost of Goods Sold,  as a percentage of sales in 1999,  was 31.7%,  up 1.8% from the  1998  level  of  29.9%.  The  increase  in  1999  was  attributable  to the contribution  to  sales  made  by  Bodymate(TM)  and  the  bubble  gum  form  of
Cold-Eeze(R),  both of which carry a higher unit cost of goods  percentage.  The
Cold-Eeze(R)  lozenge  product  continued to be manufactured in an efficient and cost effective manner and accounts for a majority of the sales activity.

Total  operating  costs for  1999,  including  research  and  development,  were
$21,428,822  compared to $14,143,610  for 1998. The main reason for the increase was the necessity to promote the unique,  proven  properties of the Cold-Eeze(R)
products in light of the influx of competing new products into the  marketplace.
This was  addressed  through  increased  radio  and  television  advertising  at appropriate  times during the year.  During 1999, the Company's  major operating expenses of delivery, salaries, brokerage commissions,  promotion,  advertising, and legal costs accounted for  approximately  $18,762,240  (88%) of the total of
$21,428,822.

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

The Company has agreements in place with  independent  brokers whose function is to represent the Company, in a product sales and promotion capacity,  throughout the United States and  internationally.  The brokers are  remunerated  through a commission  structure,  based on a percentage of sales  collected,  less certain deductions.

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
terminates in May 2004.

The Company has committed to advertising costs approximating $35,000 relating to
2002.  Additional  advertising cost is expected to be incurred for the remainder of 2002.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The  Company  and its  subsidiaries  had  working  capital  of  $18,625,819  and
$18,622,127 at December 31, 2001 and 2000,  respectively.  While the movement in working capital overall has not been significant during 2001, cash balances have decreased by $1,625,003,  accrued royalties and sales commissions have decreased by $444,048 and accrued  advertising  has  decreased by  $1,069,081.  Total cash balances  at December  31,  2001 were  $9,740,840  compared  to  $11,365,843  at
December 31, 2000.

Management  believes that its revised  strategy to establish  Cold-Eeze(R)  as a recognized brand name, its broader range of products,  newly adopted diversified distribution methods,  adequate manufacturing capacity,  growth in international sales  together  with its current  working  capital  should  provide an internal source of capital to fund the  Company's  business  operations.  In  addition to anticipated funding from operations, the Company and its subsidiaries may in the short and long term raise capital  through the issuance of equity  securities to finance anticipated growth.

During  2001 the  Company  repurchased  a total of  30,000  shares  at a cost of
$30,131.

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
          ----------------------------------

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                 Page
                                                                           ----

Balance Sheets as of December 31, 2001 and 2000                            F-1

Statements of Operations for the years ended December 31, 2001, 2000,
 and 1999                                                                  F-2

Statements of Stockholders' Equity for the years ended December 31,
 2001, 2000, and 1999                                                      F-3

Statements of Cash Flows for the years ended December 31, 2001, 2000,
 and 1999                                                                  F-4

Notes to Financial Statements                                              F-5 to F-17

Responsibility for Financial Statements                                    F-18

Report of Independent Accountants                                          F-19

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                         ASSETS                           December 31, 2001       December 31, 2000
                                                          -----------------       -----------------

CURRENT ASSETS:

   Cash and cash equivalents                                 $9,740,840               $11,365,843
   Accounts receivable (less doubtful accounts
      of $719,310 and $536,297)                               4,425,291                 4,062,703
   Inventory                                                  6,507,746                 6,917,889
   Prepaid expenses and other current assets                  1,507,462                 1,123,275
                                                             ----------               -----------
        TOTAL CURRENT ASSETS                                 22,181,339                23,469,710
                                                             ----------               -----------

PROPERTY, PLANT AND EQUIPMENT - NET                           2,201,309                 2,139,727
                                                             ----------               -----------

OTHER ASSETS:

   Patent rights - Less accumulated amortization                 21,940                   109,702
   Excess cost over net assets acquired less
       accumulated amortization                                 327,014                   329,166
   Other assets                                                  24,193                     7,296
                                                            -----------               -----------
        TOTAL OTHER ASSETS                                      373,147                   446,164
                                                            -----------               -----------

TOTAL ASSETS                                                $24,755,795               $26,055,601
                                                            ===========               ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                            $911,813                  $763,527
   Accrued royalties and sales commissions                    1,005,594                 1,449,642
   Accrued advertising                                          668,792                 1,737,873
   Other current liabilities                                    969,321                   896,541
                                                            -----------               -----------
        TOTAL CURRENT LIABILITIES                             3,555,520                 4,847,583
                                                            -----------               -----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES                     -                        237,326
                                                            -----------               -----------

STOCKHOLDERS' EQUITY:

   Common stock, $.0005 par value; authorized 50,000,000;
      Issued: 15,321,206 and 15,271,206 shares                    7,661                     7,636
   Additional paid-in-capital                                28,915,612                28,871,887
   Retained earnings                                         17,465,161                17,249,197
   Less: Treasury stock, 4,646,053 and 4,616,053 shares,
      at cost                                               (25,188,159)              (25,158,028)
                                                            -----------               -----------
        TOTAL STOCKHOLDERS' EQUITY                           21,200,275                20,970,692
                                                            -----------               -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $24,755,795               $26,055,601
                                                            ===========               ===========

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           Year Ended           Year Ended            Year Ended
                                                        December 31, 2001     December 31, 2000      December 31, 1999
                                                        -----------------     -----------------      -----------------

SALES:
  Sales                                                 $25,224,362           $19,364,186            $24,819,942
  Co-operative advertising promotions                     2,101,287             2,559,093              2,499,491
                                                        -----------           -----------            -----------

NET SALES                                                23,123,075            16,805,093             22,320,451

SETTLED LITIGATION                                        1,546,592                -                      -
                                                        -----------           -----------            -----------

TOTAL REVENUE                                            24,669,667            16,805,093             22,320,451
                                                        -----------           -----------            -----------

COST OF SALES                                             9,615,211             5,884,592              7,879,303
                                                        -----------           -----------            -----------

GROSS PROFIT                                             15,054,456            10,920,501             14,441,148
                                                        -----------           -----------            -----------

OPERATING EXPENSES:
  Sales and marketing                                     5,772,832             9,453,277             15,438,511
  Administration                                          8,375,982             6,216,510              5,692,661
  Research and Development                                1,331,639             1,185,750                297,650
                                                        -----------           -----------            -----------
TOTAL OPERATING EXPENSES                                 15,480,453            16,855,537             21,428,822
                                                        -----------           -----------            -----------

(LOSS) FROM OPERATIONS                                     (425,997)           (5,935,036)            (6,987,674)

INTEREST AND OTHER INCOME                                   404,632               646,723                881,274
                                                        -----------           -----------            -----------

(LOSS) BEFORE TAXES                                         (21,365)           (5,288,313)            (6,106,400)
                                                        -----------           -----------            -----------

INCOME TAXES (BENEFIT)                                        -                     -                 (1,902,615)

MINORITY INTEREST IN LOSS
OF CONSOLIDATED AFFILIATE                                  (237,329)              (91,840)                 -
                                                        -----------           -----------            -----------

NET INCOME (LOSS)                                          $215,964           ($5,196,473)           ($4,203,785)
                                                        ===========           ============           ============

EARNINGS (LOSS) PER COMMON SHARE:

    Basic                                                     $0.02                ($0.49)                ($0.37)
                                                        ===========           ============           ============

    Diluted                                                   $0.02                ($0.49)                ($0.37)
                                                        ===========           ============           ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

    Basic                                                10,675,153            10,551,027             11,351,960
                                                        ===========           ===========            ===========

    Diluted                                              10,750,687            10,551,027             11,351,960
                                                        ===========           ===========            ===========

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                            COMMON                        ADDITIONAL
                                              STOCK           ISSUED        PAID-IN-       TREASURY        RETAINED
                                              SHARES          AMOUNT        CAPITAL          STOCK         EARNINGS      TOTAL
                                         ------------------------------------------------------------------------------------------

BALANCE JANUARY 1, 1999                    12,744,036         $7,205       $28,207,208     ($10,256,391)  $26,649,455   $44,607,477
                                         -------------------------------------------------------------------------------------------

Treasury stock                             (2,816,631)                                      (14,788,193)                (14,788,193)

Tax benefits from options,
  warrants & common stock                                                  697,208                                      697,208

Tax valuation allowance                                                       (697,208)                                    (697,208)

Warrants issued for services                                                   202,975                                      202,975

Proceeds from options and
  warrants exercised                          422,326            210           427,289                                      427,499

Other                                                                          (30,364)                                     (30,364)

Net loss year ended
  December 31, 1999                                                                                       (4,203,785)    (4,203,785)
                                         -------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1999                  10,349,731          7,415        28,807,108      (25,044,584)  22,445,670     26,215,609
                                         -------------------------------------------------------------------------------------------

Treasury stock                               (134,400)                                         (113,444)                   (113,444)

Tax benefits from options,
  warrants & common stock                                                  230,998                                      230,998

Tax valuation allowance                                                       (230,998)                                    (230,998)

Proceeds from options and
  warrants exercised                          439,822            221            64,779                                       65,000

Net loss year ended
  December 31, 2000                                                                                        (5,196,473)   (5,196,473)
                                         ------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2000                  10,655,153          7,636        28,871,887      (25,158,028)   17,249,197    20,970,692

Treasury stock                                (30,000)                                          (30,131)                    (30,131)
Shares issued for net assets
acquired                                       50,000             25            43,725                                       43,750

Net Income year ended
December 31, 2001                                                                                             215,964       215,964
                                         ------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2001                  10,675,153         $7,661       $28,915,612     ($25,188,159)  $17,465,161   $21,200,275
                                         ==========================================================================================

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended      Year Ended        Year Ended
                                                              December 31,    December 31,     December 31,
                                                                  2001           2000              1999
                                                              ------------    -------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                                             $    215,964    ($ 5,196,473)   ($ 4,203,785)
                                                              ------------    ------------    ------------
ADJUSTMENT TO RECONCILE NET INCOME (LOSS) TO
NET CASH PROVIDED BY OPERATIONS:
 Depreciation and amortization                                     490,241         364,924         229,812
 Expenditure paid with common stock                                   --              --           202,975
 Minority interest share of loss in consolidated
  subsidiary                                                      (237,326)        (91,840)           --
 Deferred income taxes                                                --              --           397,489
 Other assets                                                      (16,897)        446,868            --
 (INCREASE) DECREASE IN ASSETS:
    Accounts receivable                                           (314,801)      2,576,984         935,679
    Inventory                                                      794,852        (515,069)        352,607
    Prepaid expenses and other current assets                     (341,287)        267,427          41,422
    Prepaid income taxes                                              --         2,485,247          80,074
 INCREASE (DECREASE) IN LIABILITIES:
    Accounts payable                                                24,299         367,749        (362,255)
    Accrued royalties and sales commissions                       (444,048)       (273,073)       (362,731)
    Accrued advertising                                         (1,069,081)     (2,786,028)      3,962,635
    Other current liabilities                                     (218,829)        483,488         (12,758)
                                                              ------------    ------------    ------------
          TOTAL ADJUSTMENTS                                     (1,332,877)      3,326,677       5,464,949
                                                              ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
                                                                (1,116,913)     (1,869,796)      1,261,164
                                                              ------------    ------------    ------------

CASH FLOWS USED IN INVESTING
ACTIVITIES:
  Capital expenditures                                            (368,320)       (393,477)     (1,043,978)
  Net cost of net assets acquired                                 (109,639)       (312,915)           --
  Other assets                                                        --              --          (197,782)
                                                              ------------    ------------    ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                      (477,959)       (706,392)     (1,241,760)
                                                              ------------    ------------    ------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
  Proceeds from exercises of options and warrants                     --            65,000         427,499
  Repurchase of common stock                                       (30,131)       (113,444)    (14,788,193)
                                                              ------------    ------------    ------------
NET CASH FLOWS FROM FINANCING
 ACTIVITIES                                                        (30,131)        (48,444)    (14,360,694)
                                                              ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                 (1,625,003)     (2,624,632)    (14,341,290)

CASH & CASH EQUIVALENTS, BEGINNING
OF PERIOD
                                                                11,365,843      13,990,475      28,331,765
                                                              ------------    ------------    ------------

CASH & CASH EQUIVALENTS,
 END OF PERIOD                                                $  9,740,840    $ 11,365,843    $ 13,990,475
                                                              ============    ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Quigley  Corporation  (the  "Company")  was organized  under the laws of the
State of Nevada on August 24, 1989. The Company started business October 1, 1989 and has been engaged in the business of marketing health products.  The products are fully  developed and are being offered to the general  public.  For the most recent fiscal periods, the Company has concentrated its efforts on the promotion of "Cold-Eeze(R)",  a cold remedy product,  in the United States. The demand for the  Company's  cold remedy  products  and  sun-care  and  skincare  products is seasonal,  where the third and fourth quarters  generally  represent the largest sales  volume for the cold  remedy  products  and the first and second  quarters generally  represent  third  largest  sales volume for the sun-care and skincare products.

Darius International Inc., a wholly owned subsidiary specializing in proprietary health and wellness products was formed in 2000 to introduce new products to the marketplace  through a network of direct selling  independent  distributors.  On
January 2, 2001,  the  Company  acquired  certain  assets  and  assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and distribution of health and wellness products.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural Products, Inc., which is a leading developer and marketer of all-natural sun-care and skincare products for luxury resorts, theme parks and spas.

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
At December 31, 2001,  accumulated losses associated with minority interest have reduced  minority  interest to zero on the  Balance  Sheet,  with excess  losses amounting to $144,866  being  absorbed in the Statement of Operations in 2001 by the majority interest.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and  distribution of health and wellness  products.  This  acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's  stock  issued to the former  owners of the assets  acquired.  The net assets  acquired at acquisition  principally  consisted of  intangibles  with no recorded value, inventory,  accounts receivable,  bank balances and fixed assets totaling $536,000 and liabilities assumed approximating  $416,000. Also required are  continuous  payments  for  the  use of  product  formulations;  consulting;
confidentiality and non-compete fees that total up to 12% on net sales collected until $540,000 is paid,  when such fees become 5% on net sales collected for the continuous applications of these arrangements. This acquisition is accounted for by the purchase method of accounting and accordingly, the operating results have been included in the Company's  consolidated  Statements of Operations  from the date of  acquisition.  The  excess of cost  over net  assets  acquired  has been amortized  on a  straight-line  basis over a period of 15 years.  Subsequent  to
2001, the account will only be reduced if the value becomes impaired.

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

PATENT RIGHTS AND INTANGIBLES

Patent  rights are  amortized  on a  straight-line  basis over the period of the related licensing  agreements,  which approximate 67 months.  Amortization costs incurred for the years ended December 31, 2001,  December 31, 2000, and December
31, 1999, were $87,761 for all years.  Accumulated  amortization at December 31,
2001  December 31, 2000,  and December 31, 1999,  was  $468,060,  $380,299,  and
$292,538, respectively.

The excess of cost over net assets  acquired has been subject to amortization on a straight-line basis over a period of 15 years.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an  impairment-only  approach.  Amortization  of  goodwill,  including goodwill  recorded in past  business  combinations,  will cease upon adoption of this statement.  The Company is required to implement SFAS No. 142 on January 1,
2002. Management does not expect this statement to have a material impact on the
Company's consolidated financial position or results of operations.

Subsequent  to 2001,  the  account  will only be  reduced  if the value  becomes impaired.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant  percentage  of sales  volume,  representing  33% for the year ended
December 31,  2001,  44% for the year ended  December 31, 2000,  and 39% for the year ended December 31, 1999.  During 2001,  approximately  99% of the Company's revenues  originated in the United States with the remainder being  attributable to international trade.

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

Darius' product for resale is sourced from several suppliers.  In the event that such sources were no longer in a position to supply Darius with  product,  other vendors have been identified as reliable  alternatives with minimal adverse loss of business.

Currently, the principal finished products relating to Caribbean Pacific Natural
Products are being  manufactured and blended by a single vendor. In the event of there being  difficulties  with the current  sources of raw material or finished product,  other  suppliers have been  identified  that may result in a temporary delay in production.

LONG-LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets."  This  statement  supercedes  SFAS  No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed  Of." The  statement  retains  the  previously  existing  accounting requirements  related to the  recognition  and  measurement of the impairment of
long-lived   assets  to  be  held  and  used  while  expanding  the  measurement requirements  of  long-lived  assets  to be  disposed  of  by  sale  to  include discontinued  operations.  It also  expands the  previously  existing  reporting requirements  for  discontinued  operations  to include a component of an entity that either has been disposed of or is classified as held for sale.  The Company is required to implement  SFAS No. 144 on January 1, 2002.  Management  does not expect this  statement to have a material  impact on the Company's  consolidated financial position or results of operations.

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

COUPONS, REBATES AND DISCOUNTS

In May 2000,  the Emerging  Issues Task Force  ("EITF")  issued EITF No.  00-14,
"Accounting for Coupons,  Rebates and Discounts"  that addressed  accounting for sales  incentives.  The Task Force  concluded  that in accounting for cash sales incentives  a  manufacturer  should  recognize  the  incentive as a reduction of revenue  on the later date of the  manufacturer's  sale or the date the offer is made to the public.  The reduction of revenues  should be measured  based on the estimated  amount of  incentives to be claimed by the ultimate  customers.  This pronouncement was adopted in the first quarter of fiscal 2001.

SHIPPING AND HANDLING

In September  2000,  the  Emerging  Issues Task Force  ("EITF")  reached a final consensus  on issue  EITF No.  00-10,  "Accounting  for  Shipping  and  Handling
Revenues and Costs." The Task Force  concluded  that amounts billed to customers related to shipping and handling should be classified as revenue.  Further,  the
Task Force stated that shipping and handling cost related to this revenue should either be recorded in costs of goods sold or the Company  should  disclose where these costs are recorded and the amount of these costs. The Company adopted this principle  during the fourth  quarter of fiscal year 2000.  The adoption of this pronouncement  did  not  have  a  material  impact  on the  Company's  financial statements.

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

ADVERTISING

Advertising costs are generally expensed within the period to which they relate.
Advertising  costs incurred for the year ended  December 31, 2001,  December 31,
2000 and  December 31,  1999,  were  $3,417,064,  $9,296,483,  and  $16,132,888, respectively. Included in prepaid expenses and other current assets was $419,000 at December  31, 2001 and 2000  relating to prepaid  advertising  and  promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the  years  ended  December  31,  2001,  2000  and  1999  were
$1,331,639, $1,185,750, and $297,650, respectively. Principally, the increase of
Research and  Development in 2001 and 2000 was due to expenses  incurred as part of the costs  related  to the  application  for a pharmacy  drug  license in the

United Kingdom,  together with research costs of the products related to Quigley
Pharma.

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See Note 5 for further discussion.

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
Segments of an Enterprise and Related Information",  which establishes standards for reporting information about a company's operating segments.

The Company  has divided its  operations  into three  reportable  segments:  The
Quigley Corporation (Cold Remedy Products),  whose main product is Cold-Eeze(R), a proprietary zinc gluconate glycine lozenge for the common cold; Darius (Health and  Wellness)  whose  business is the sale and direct  marketing  of a range of health and wellness  products  and  Caribbean  Pacific  Natural  Products,  Inc.
(Sun-care  and  Skincare   Products),   a  leading  developer  and  marketer  of
all-natural  sun-care and skincare products for luxury resorts,  theme parks and spas.

Financial information relating to 2001 and 2000 by business segment follows:

AS OF AND FOR THE THREE
MONTHS ENDED DECEMBER 31,                                              Sun-care
2001                                  Cold                               and
                                     Remedy          Health and        Skincare       Corporate and
                                     Products         Wellness         Products           Other             Total
------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                       $ 6,491,652       $ 1,763,209    $   274,060               --          $ 8,528,921
  Inter-segment                          --                --             --                 --                 --
Segment operating profit (loss)     1,731,987          (354,104)      (503,623)       $     4,729            878,989
Total Assets                      $26,726,729       $   826,946    $   882,710        ($3,680,590)       $24,755,795
--------------------------------------------------------------------------------------------------------------------

AS OF AND FOR THE TWELVE
MONTHS ENDED DECEMBER 31,                                              Sun-care
2001                                  Cold                               and
                                     Remedy          Health and        Skincare       Corporate and
                                     Products         Wellness         Products           Other             Total
------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                        $16,704,618       $5,788,579       $2,176,470             --         $24,669,667
  Inter-segment                        116,385         (176,412)           -               $60,027           -
Segment operating profit (loss)      1,170,828         (729,374)        (995,156)          127,705         (425,997)
Total Assets                       $26,726,729         $826,946         $882,710       ($3,680,590)     $24,755,795

                                       F-9

-------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE THREE
MONTHS ENDED DECEMBER 31,                                              Sun-care
2000                                  Cold                               and
                                     Remedy          Health and        Skincare       Corporate and
                                     Products         Wellness         Products           Other             Total
-----------------------------------------------------------------------------------------------------------------

Revenues
  Customers                         $ 6,639,075      $    11,811    $   455,348              --      $ 7,106,234
  Inter-segment                           3,486             --             --         ($    3,486)          --
Segment operating profit (loss)         360,515         (173,335)      (152,065)              648         35,763
Total Assets                        $27,005,069      $   428,210    $   769,202       ($2,146,880)   $26,055,601
-------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED DECEMBER 31,                                              Sun-care
2000                                  Cold                               and
                                     Remedy          Health and        Skincare       Corporate and
                                     Products         Wellness         Products           Other             Total
-----------------------------------------------------------------------------------------------------------------

Revenues
  Customers                      $ 15,954,927    $     51,300      $    798,866            --           $ 16,805,093
  Inter-segment                       320,623            --                 --      ($   320,623)                --
Segment operating (loss)           (4,645,828)       (936,534)         (229,600)        (123,074)          (5,935,036)
Total Assets                     $ 27,005,069    $    428,210      $    769,202     ($ 2,146,880)        $ 26,055,601

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:                      December 31, 2001         December 31, 2000
                                                       -----------------         -----------------

                 Land                                     $  152,203                 $  152,203
                 Buildings and improvements                1,526,292                  1,515,090
                 Machinery and equipment                     872,130                    669,401
                 Computer software                           241,096                    122,715
                 Furniture and fixtures                      221,974                    200,648
                                                          ----------                 ----------
                                                           3,013,695                  2,660,057
                 Less: Accumulated  depreciation             812,386                    520,330
                                                          ----------                 ----------
                 Property, Plant and Equipment, net       $2,201,309                 $2,139,727
                                                          ==========                 ==========

Depreciation  expense for the years ended  December 31, 2001,  December 31, 2000 and December 31, 1999 was $367,368, $277,163, and $142,051, respectively.

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

The founders receiving commissions are also stockholders of the Company.

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
terminates in May 2004.

The expenses for the respective periods relating to such agreements  amounted to
$1,506,525,  $1,992,497,  and $2,638,727, for the years ended December 31, 2001,
December 31, 2000, and December 31, 1999 respectively. Amounts accrued for these expenses  at  December  31,  2001  and  December  31,  2000  were  $690,670  and
$1,037,610, respectively.

NOTE 5 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                                             Year Ended      Year Ended      Year Ended
                                             December 31,    December 31,   December 31,
                                                 2001            2000           1999
                                          --------------     ------------   ------------

                    Current:
                         Federal                 --                 --      ($1,181,327)
                         State                   --                 --             --
                                          -----------        -----------    -----------
                                                 --                 --       (1,181,327)
                                          -----------        -----------    -----------
                    Deferred:
                         Federal          $    39,771        ($1,701,186)    (1,285,077)
                         State                (76,134)          (223,095)      (605,998)
                                          -----------        -----------    -----------
                                              (36,363)        (1,924,281)    (1,891,075)
                                          -----------        -----------    -----------

                    Valuation allowance        36,363          1,924,281      1,169,787
                                          -----------        -----------    -----------

                    Total                        --                 --      ($1,902,615)
                                          ===========        ===========    ===========

A reconciliation  of the statutory  federal income tax expense  (benefit) to the effective tax is as follows:

                                       Year Ended      Year Ended      Year Ended
                                       December 31,   December 31,     December 31,
                                          2001            2000             1999
                                       ------------   ------------     ------------

Statutory rate                           ($7,264)   ($1,798,027)   ($2,076,176)
State taxes net of federal benefit       (32,893)      (148,804)      (403,022)
Permanent differences and Other            3,794         22,550       (593,204)
                                     -----------    -----------    -----------
                                         (36,363)    (1,924,281)    (3,072,402)
                                     -----------    -----------    -----------

Less valuation allowance                  36,363      1,924,281      1,169,787
                                     -----------    -----------    -----------
          Total                             --             --      ($1,902,615)
                                     ===========    ===========    ===========

The tax effects of the primary "temporary  differences"  between values recorded for assets and liabilities for financial  reporting purposes and values utilized for  measurement  in  accordance  with tax  laws  giving  rise to the  Company's deferred tax assets are as follows:

                                              Year Ended     Year Ended     Year Ended
                                             December 31,   December 31,   December 31,
                                                 2001          2000            1999
                                                 ----          ----            ----

          Net operating loss carry-forward   $ 4,090,077    $ 3,730,923    $ 1,751,199
          Contract termination costs             305,019        378,555        378,555
          Bad debt expense                       263,654        196,879         54,164
          Other                                  133,943        137,488        104,648
          Valuation allowance                 (4,792,693)    (4,443,845)    (2,288,566)
                                             -----------    -----------    -----------
                    Total                           --             --             --
                                             ===========    ===========    ===========

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for years prior to 1999.  The tax benefit  effect of option and warrant  exercises  during
2000 and 1999 were $230,998 and $697,208, respectively.  However, these benefits were deferred  because of a net operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting a total value of $42,800,364  attributed to these options,  warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards  arising from the option,  warrant and stock  activities  approximate $8.7 million for federal purposes,  of which $3.5 million  will expire in 2019,  $5.2 million in 2020 and
$13.9  million for state  purposes,  of which $9.7  million will expire in 2009,
$3.3 million in 2010 and $900,000 in 2011.  Until  sufficient  taxable income to offset the temporary timing  differences  attributable to operations and the tax deductions  attributable to option,  warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                      Year Ended                    Year Ended                   Year Ended
                  December 31, 2001              December 31, 2000             December 31, 1999
              -------------------------------------------------------------------------------------
              Income   Shares      EPS        Loss     Shares     EPS         Loss   Shares    EPS
              -------------------------------------------------------------------------------------

Basic EPS     $  0.2     10.7    $   0.02    ($ 5.2)    10.5     ($0.49)    ($ 4.2)   11.4    ($0.37)

Dilutives:
Options and
Warrants         --       0.1                    --      --                     --      --
              ------   ------   ---------    ------    ----    ---------    ------    ----  --------
Diluted EPS   $  0.2     10.8     $  0.02    ($ 5.2)   10.5      ($0.49)    ($ 4.2)   11.4    ($0.37)
              ======   ======   =========    =======   ====    =========    ======    ===== ========

At December 31, 2001,  there were  4,014,000  options and warrants  outstanding.
Their  impact on future  diluted  earnings  per share is dependent on the market price of the Company's common stock.

NOTE 7 - STOCK COMPENSATION

Stock  options for purchase of the  Company's  common stock have been granted to both  employees  and  non-employees  since  the  date  of the  Company's  public inception.  Options are exercisable  during a period  determined by the Company, but in no event later than ten years from the date granted.

On December  2, 1997,  the  Company's  Board of  Directors  approved a new Stock
Option Plan ("Plan")  which was amended in 2001 and provides for the granting of up to three million shares to employees.  Under this Plan, the Company may grant options  to  employees,  officers  or  directors  of  the  Company  at  variable percentages  of the  market  value of stock at the date of grant.  No  incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders  approved the
Plan in 1998.  A total of 400,000,  480,000,  and 409,000  options  were granted under  this Plan  during  the years  ended  December  31,  2001,  2000 and 1999, respectively.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2001,  2000 and 1999 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                  Year Ended     Year Ended      Year Ended
                                                 December 31,    December 31,    December 31,
                                                     2001            2000             1999
                                                 ----------------------------------------------
          Pro forma net (loss)                     ($28,036)     ($5,434,223)     ($5,246,735)
          Pro forma earnings (loss) per share:
          Basic                                      $0.00          ($0.52)         ($0.46)
          Diluted                                    $0.00          ($0.52)         ($0.46)

Expense  relating to options  granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the  Black-Scholes  pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes  pricing model to determine the fair value of
stock  options  granted  during  the  periods   presented  using  the  following
assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility of 58.9% for 2001,  ranging between 92.8%
and 110% for the year  ended  December  31,  2000 and 59.5%  for the year  ended
December 31, 1999;  expected dividend yield of 1.5% and risk-free  interest rate of 4.36% for the year ended December 31, 2001,  expected  dividend yield of 1.5%
and  risk-free  interest  rate of  between  4.94% and  6.59% for the year  ended
December 31, 2000;  expected dividend yield of 1.5% and risk-free  interest rate of 5.10% for the year ended December 31, 1999, based on the expected life of the option.  The impact of applying SFAS No. 123 in this pro forma disclosure is not indicative  of the impact on future  years'  reported net income as SFAS No. 123 does not apply to stock  options  granted  prior to the beginning of fiscal year
1996 and additional  stock options awards are  anticipated in future years.  All options were immediately vested upon grant.

A summary of the status of the Company's  stock options and warrants  granted to both  employees and  non-employees  as of December 31, 2001,  2000, and 1999 and changes during the years then ended is presented below:

YEAR ENDED DECEMBER 31, 2001:
                                          EMPLOYEES              NON-EMPLOYEES            TOTAL
                                          ---------              -------------            -----

                                                 Weighted               Weighted                Weighted
                                                 Average                 Average                Average
                                     Shares      Exercise   Shares      Exercise    Shares      Exercise
                                     (,000)       Price     (,000)       Price      (,000)         Price
                                    --------------------------------------------------------------------
Options/warrants  outstanding
   at  beginning of period           2,747       $ 4.68     1,370        $5.42       4,117        $4.93
Additions/deductions:
  Granted                              355         1.26        45         1.26         400         1.26
  Exercised                             --           --        --          --           --          --
  Cancelled                             93         3.35       410         1.75         503         2.05
                                     ------------------------------------------------------------------
Options/warrants  outstanding
   at end of period                  3,009       $ 4.32     1,005        $6.73       4,014        $4.92
                                     ------------------------------------------------------------------
Options/warrants  exercisable
   at end of period                  3,009                  1,005                    4,014
                                     ==================================================================

Weighted average fair value of
   Grants                            $1.26                  $1.26                    $1.26

Price range of  options/warrants
   Exercised                           -                      -                        -
Price range of options/warrants
   Outstanding                     $0.81-$10.00          $0.81-$10.00             $0.81-$10.00
Price range of options/warrants
   Exercisable                     $0.81-$10.00          $0.81-$10.00             $0.81-$10.00

YEAR ENDED DECEMBER 31, 2000:
                                          EMPLOYEES              NON-EMPLOYEES            TOTAL
                                          ---------              -------------            -----

                                                 Weighted               Weighted                Weighted
                                                 Average                 Average                Average
                                     Shares      Exercise   Shares      Exercise    Shares      Exercise
                                     (,000)       Price     (,000)       Price      (,000)         Price
                                    --------------------------------------------------------------------
Options/warrants  outstanding
   at  beginning of period            2,799       $4.59      1,480        $5.14     4,279          $4.78
Additions/deductions:
  Granted                               440        1.10         40         0.81       480           1.07
  Exercised                             460        0.50        130         0.50       590           0.50
  Cancelled                              32        7.83         20         7.40        52           7.67
                                   -------------------------------------------------------------------------
Options/warrants  outstanding
   at end of period                   2,747       $4.68      1,370        $5.42     4,117          $4.93
                                   -------------------------------------------------------------------------
Options/warrants  exercisable
   at end of period                   2,747                  1,370                  4,117
                                   =========================================================================

Weighted average fair value of
   Grants                             $0.69                  $0.55                 $0.68

Price range of  options/warrants
   Exercised                          $0.50                  $0.50                 $0.50
Price range of options/warrants
   Outstanding                     $0.81-$10.00           $0.81-$10.00          $0.81-$10.00
Price range of options/warrants
   Exercisable                     $0.81-$10.00           $0.81-$10.00          $0.81-$10.00

YEAR ENDED DECEMBER 31, 1999:
                                          EMPLOYEES              NON-EMPLOYEES            TOTAL
                                          ---------              -------------            -----

                                                 Weighted               Weighted                Weighted
                                                 Average                 Average                Average
                                     Shares      Exercise   Shares      Exercise    Shares      Exercise
                                     (,000)       Price     (,000)       Price      (,000)         Price
                                    --------------------------------------------------------------------

Options/warrants  outstanding
   at  beginning of period            2,560       $4.27      1,790        $4.55      4,350       $4.39
Additions/deductions:
  Granted                               389        5.13         20         5.13        409        5.13
  Exercised                             150        0.50        330         1.93        480        1.48
                                    --------------------------------------------------------------------
Options/warrants  outstanding
   at end of period                   2,799       $4.59      1,480        $5.14      4,279       $4.78
                                    --------------------------------------------------------------------
Options/warrants  exercisable
   at end of period                   2,799                  1,480                   4,279
                                    ====================================================================
Weighted average fair value of
   Grants                             $1.41                  $1.41                   $1.41

Price range of  options/warrants
   Exercised                          $0.50               $0.75-$2.50             $0.50-$2.50
Price range of options/warrants
   Outstanding                   $0.50-$10.00            $0.50-$10.00             $0.50-$10.00
Price range of options/warrants
   Exercisable                   $0.50-$10.00            $0.50-$10.00             $0.50-$10.00

The following table summarizes  information about stock options  outstanding and stock options  exercisable,  as granted to both employees and non-employees,  at
December 31, 2001:

                                    EMPLOYEES                                   NON-EMPLOYEES

                                    Weighted                                    Weighted
                                    Average                                      Average
                                    Remaining    Weighted                       Remaining     Weighted
Range of                Number      Contractual  Average        Number          Contractual     Average
Exercise Prices      Outstanding      Life      Exercise Price  Outstanding        Life      Exercise Price
-----------------------------------------------------------------------------------------------------------
$0.81 - $2.06        1,569,000       6.8          $1.43         385,000            5.6          $1.60
$2.50 - $5.12          598,500       6.3          $4.14          10,000            7.3          $5.12
$9.68 - $10.00         841,500       5.7          $9.81         610,000            5.3          $9.99
                     ---------                                ---------
                     3,009,000                                1,005,000
                     =========                                =========

Options  outstanding as of December 31, 2001, 2000 and 1999 expire from June 30,
2006 through December 10, 2011, depending upon the date of grant.

During  1999,  the  Company  implemented  a  defined  contribution  plan for its employees.  The Company's contribution to the plan is based on the amount of the employee plan contributions. The Company's contribution cost to the plan in 2001 was approximately $140,000.

NOTE 8 - STOCKHOLDERS' EQUITY

On  September 8, 1998,  the  Company's  Board of  Directors  declared a dividend distribution of Common Stock Purchase Rights (the "Rights"),  thereby creating a
Stockholder  Rights  Plan  (the  "Plan").   The  dividend  was  payable  to  the
stockholders   of  record  on  September  25,  1998.  Each  Right  entitles  the stockholder  of record to purchase from the Company that number of Common Shares having a combined  market value equal to two times the Rights  exercise price of
$45. The Rights are not exercisable  until the distribution  date, which will be the earlier of a public  announcement  that a person or group of  affiliated  or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention to make a tender or exchange offer resulting in the  ownership of 15% or more of the  outstanding  common  shares by a similarly constituted  party.  The dividend has the effect of giving the stockholder a 50%
discount on the share's  current market value for exercising  such right. In the event of a cashless  exercise of the Right,  and the acquirer has acquired  less than a 50% beneficial  ownership of the Company,  a stockholder may exchange one
Right for one common share of the Company.  The Final  Expiration of the Plan is
September 25, 2008.

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
December  31,  2001,  4,159,191  shares  have  been  repurchased  at a  cost  of
$24,042,801 or an average cost of $5.78 per share.

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2001, December
31,  2000  and  December  31,  1999,  of  $336,123,   $148,041,   and  $137,015,
respectively.  The future minimum lease obligations under these operating leases are $428,387.

The Company has committed to advertising costs approximating $35,000 relating to
2002.  Additional  advertising cost is expected to be incurred for the remainder of 2002.

In September  2000, the Company was sued by two  individuals  (Jason Tesauro and
Elizabeth Eley, both residents of Georgia), on behalf of a "nationwide class" of
"similarly  situated  individuals," in the Court of Common Pleas of Philadelphia
County,  Pennsylvania.  The  Complaint  alleges  that the  Plaintiffs  purchased certain Cold-Eeze(R)  products between August,  1996, and November,  1999, based upon  cable  television,  radio  and  internet  advertisements  which  allegedly misrepresented  the  qualities  and  benefits  of the  Company's  products.  The
Complaint   requests  an  unspecified   amount  of  damages  for  violations  of
Pennsylvania's   consumer   protection   law,  breach  of  warranty  and  unjust
enrichment, as well as a judicial determination that the action be maintained as a class action.

In October,  2000,  the Company  filed  Preliminary  Objections to the Complaint seeking dismissal of the action.  The Court sustained certain objections thereby narrowing  Plaintiffs'  Complaint.  In May, 2001,  Plaintiffs  filed a Motion to
Certify the Alleged Class.  The Company opposed the Motion.  In November,  2001, the Court  held a hearing on  Plaintiffs'  Motion  for Class  Certification.  In
January,  2002,  the Court  denied in part and  granted in part the  Plaintiffs'
Motion.  The  Court  denied  Plaintiffs'  Motion  to  Certify  a Class  based on
Plaintiffs' claim under the Pennsylvania  Consumer Protection Law; however,  the
Court  certified  the class based on  Plaintiffs'  breach of warranty and unjust
enrichment    claims.    The    Company    is   filing    for   a   Motion   for
Clarification/Reconsideration   of  this  ruling.   The  Company  is  vigorously
defending  this  lawsuit  although  the Company  believes  that the action lacks merit.  The  case is at a  stage  where  no  discovery  has  been  taken  and no prediction can be made as to the outcome of this case.

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

In August 2000,  the District  Court of Clark County,  Nevada,  held that it had jurisdiction to decide the Company's  declaratory judgment action filed in April
2000,  against two putative  shareholders  (Thomas Goldblum and Alan Wayne),  in which the  Company  seeks a  judicial  declaration  that,  based on  stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split
satisfy  and/or  comply with Nevada law and that the  capitalization  of Quigley evidenced by the issued and outstanding  shares of common stock and common stock warrants is as reflected on Quigley's  stock  transfer  ledger on September  10,
1999, the record date of the Special Meeting. This action is scheduled for trial in Clark County, Nevada, during the week of March 25, 2002. No prediction can be made as to the outcome of this case.

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

NOTE 10 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions  and other  items paid or payable  under such  arrangements  for the years ended December 31, 2001,  2000 and 1999,  amounted to $160,034,  $466,033, and $370,466,  respectively.  Amounts  payable under such agreements at December
31, 2001 and 2000 were approximately $36,525 and $195,075, respectively.

The Company is in the process of acquiring licenses in certain countries through related party  entities.  During 2001, fees amounting to $281,250 have been paid to a related  entity to assist with the  regulatory  aspects of  obtaining  such licenses.

NOTE 11 - QUARTERLY INFORMATION (UNAUDITED)

                                                                       QUARTER ENDED
                                                    ---------------------------------------------------------
                                                       MARCH 31,     JUNE 30,     SEPTEMBER 30,  DECEMBER 31,
                                                    -----------    -----------    ------------  -------------
2001

Sales                                                $5,198,537     $3,381,951     $7,175,724    $9,468,150
Co-operative advertising promotions                     394,663         42,100        588,931     1,075,593
Net Sales                                             4,803,874      3,339,851      6,586,793     8,392,557
Gross Profit                                          3,018,942      2,881,366      3,876,368     5,277,780
Net Income (loss)                                      (402,909)      (680,443)       313,615       985,701

Basic earnings (loss) per common share                   ($0.04)        ($0.06)         $0.03         $0.09
Diluted earnings (loss) per common share                 ($0.04)        ($0.06)         $0.03         $0.09

2000

Sales                                                $6,614,786     $1,300,111     $3,765,229    $7,684,060
Co-operative advertising promotions                   1,207,900        479,962        293,405       577,826
Net Sales                                             5,406,886        820,149      3,471,824     7,106,234
Gross Profit                                          3,131,958        410,922      2,277,914     5,099,707
Net Income (loss)                                    (3,923,438)    (1,652,290)       114,401       264,854

Basic earnings (loss) per common share                   ($0.38)        ($0.16)         $0.01         $0.03
Diluted earnings (loss) per common share                 ($0.38)        ($0.16)         $0.01         $0.03

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

PricewaterhouseCoopers LLP, the Company's independent accountants,  performed an audit for the years ended December 31, 2001,  2000, and 1999, in accordance with generally accepted auditing standards.  The independent  accountants conducted a review of  internal  accounting  controls to the extent  required  by  generally accepted  auditing  standards and performed such tests and  procedures,  as they deem  necessary  to  arrive  at an  opinion  on the  fairness  of the  financial statements presented herein.

/s/  Guy J. Quigley                                         February 28, 2002
---------------------                                       -----------------
Guy J. Quigley, Chairman of the Board,                            Date
    President, Chief Executive Officer

/s/ George J. Longo                                         February 28, 2002
---------------------                                       -----------------
George J. Longo, Vice President, Chief Financial Officer          Date
   (Principal Financial and Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of The Quigley Corporation

In our opinion,  the  accompanying  consolidated  balance sheets and the related consolidated  statements of  operations,  stockholders'  equity,  and cash flows present fairly, in all material respects,  the financial position of The Quigley
Corporation and its  subsidiaries at December 31, 2001 and 2000, and the results of their  operations  and their  cash  flows for each of the three  years in the period  ended  December  31,  2001  in  conformity  with  accounting  principles generally accepted in the United States of America.  These financial  statements are the  responsibility of the Company's  management;  our  responsibility is to express  an  opinion  on these  financial  statements  based on our  audits.  We conducted our audits of these  statements in accordance with auditing  standards generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements,  assessing the accounting  principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
February 15, 2002

ITEM 9  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2002 Annual Meeting of Stockholders.

                                       19

                                     PART IV

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
                   1998)

         10.1(a)   Amendment  No. 1 to 1997 Stock Option Plan  (incorporated  by
                   reference  to  Exhibit  4  of  the   Company's   Registration
                   Statement  on Form S-8 (File No.  333-73456)  filed  with the
                   Commission on November 15, 2001

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

         10.8      United  States  Exclusive  Supply  Agreement  dated March 17,
                   1997,  as amended,  (Portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company's application requesting confidential treatment  in  accordance  with Rule 406 of  Regulation  C as promulgated under the Securities Act of 1933, incorporated by reference  to Exhibit 10.5 of Form SB-2 dated  September  29,
                   1997  and the  amendments  to  such  agreement  are  attached hereto)

         10.9      Consulting  Agreement  dated May 4, 1992  between the Company and Godfrey Science and Design, Inc. et al.  (incorporated by reference  to Exhibit  10.5 of Form  10-KSB/A  dated April 4,
                   1997)

         10.10     Employment  Agreement  dated  November  5, 1996,  as amended, between  the  Company  and George J.  Longo  (the  Employment
                   Agreement is  incorporated  by reference to Exhibit  10.10 of
                   Form  10-KSB  dated  March 30,  1998 and the  amendments  are attached hereto)

                                       20

         10.11     Employment  Agreement  dated  January  1, 1997,  as  amended, between  the  Company  and Eric H.  Kaytes  (incorporated  by reference  to Exhibit  10.11 of Form  10-KSB  dated March 30,
                   1998 and the amendments are attached hereto)

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

         23.1      Consent  of   PricewaterhouseCoopers   LLP,  Auditors,  dated
                   February 25, 2002

(b) Reports on Form 8-K

    No reports were filed on Form 8-K in the quarter ended December 31, 2001.

                                       21

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    THE QUIGLEY CORPORATION

   /s/  Guy J. Quigley                                   February 28, 2002
   -----------------------------------------------------------------------
   Guy J. Quigley, Chairman of the Board, President,        Date
          Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been  signed  by the  following  persons  on behalf  of the  Company  in the capacities and on the dates indicated:

                        Signature                                         Title                                                            Date
                        ---------                                         -----                                                            -----

/s/ Guy J. Quigley          Chairman of the Board, President,      February 28, 2002
-------------------         Chief Executive Officer and Director   -----------------
Guy J. Quigley

/s/ Charles A. Phillips     Executive Vice President,              February 28, 2002
-----------------------     Chief Operating                        -----------------
Charles A. Phillips         Officer and Director

/s/ George J. Longo         Vice President, Chief Financial        February 28, 2002
----------------------      Officer and Director (Principal        -----------------
George J. Longo             Financial and Accounting Officer)

/s/ Eric H. Kaytes          Vice President, Chief Information      February 28, 2002
----------------------      Officer, Secretary, Treasurer          -----------------
Eric H. Kaytes              and Director

/s/ Jacqueline F. Lewis     Director                               February 28, 2002
-----------------------                                            -----------------
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum   Director                               February 28, 2002
-------------------------                                          -----------------
Rounsevelle W. Schaum

/s/ Charles A. Genuardi     Director                               February 28, 2002
------------------------                                           -----------------
Charles A. Genuardi