Form 10-K/A
period 2001-12-31
QUIGLEY CORP
filed 2002-03-25
CIK 868278

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed in order to amend and restate in its entirety Exhibit 23.1 of Item 14(c) of the Registrant's  Annual Report on
Form 10-K filed with the  Securities  and  Exchange  Commission  on February 28,
2002.

                                   Signatures

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               THE QUIGLEY CORPORATION

/s/ Guy J. Quigley                                               3/21/02
-------------------------------------------------           --------------------
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

Signature                          Title                                  Date
---------                          -----                                  ----

/s/ Guy J. Quigley
------------------------      Chairman of the Board, President,          3/21/02
Guy J. Quigley                Chief Executive Officer and Director

/s/ Charles A. Phillips
------------------------      Executive Vice President, Chief Operating  3/21/02
Charles A. Phillips           Officer and Director

/s/ George J. Longo
------------------------      Vice President, Chief Financial            3/21/02
George J. Longo               Officer and Director (Principal
                              Financial and Accounting Officer)

/s/ Eric H. Kaytes
------------------------      Vice President, Chief Information Officer, 3/21/02
Eric H. Kaytes                Secretary, Treasurer and Director

/s/ Jacqueline F. Lewis
------------------------      Director                                   3/21/02
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum
-------------------------     Director                                   3/21/02
Rounsevelle W. Schaum

/s/ Charles A. Genuardi
------------------------      Director                                   3/21/02
Charles A. Genuardi