Form 10-Q
period 2002-03-31
QUIGLEY CORP
filed 2002-05-02
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

            For the quarterly period ended    March 31, 2002
                                              ---------------

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
(State or other  jurisdiction of incorporation or organization)  (IRS Employer
                                                              Identification No.)

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

Indicate  the  number of shares  outstanding  of each of the  issuer's  class of
Common  Stock,  as  of  the  latest  practicable  date.  The  number  of  shares outstanding of each of the registrant's classes of Common Stock, as of April 26,
2002, was 10,954,946 all of one class of $.0005 par value Common Stock.

                                TABLE OF CONTENTS

                                                                        Page No.
     PART I - Financial information

Item 1.      Consolidated Financial Statements                             3-15

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                16-20

Item 3.      Quantitative and Qualitative Disclosure About
             Market Risk                                                     20

     PART II - Other Information

Item 1.      Legal Proceedings                                               20

Item 2.      Changes in Securities                                           20

Item 3.      Defaults Upon Senior Securities                                 20

Item 4.      Submission of Matters to a
             Vote of Security Holders                                        20

Item 5.      Other Information                                               20

Item 6.      Exhibits and Reports on Form 8-K                                21

Signatures                                                                   22

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                     ASSETS                                                  March 31, 2002     December 31, 2001
                                                                              (unaudited)
                                                                             --------------     ------------------
CURRENT ASSETS:

     Cash and cash equivalents                                                  $10,751,063        $9,740,840
     Accounts receivable (less doubtful accounts of $744,996 and $719,310)        2,056,343         4,425,291
     Inventory                                                                    5,976,121         6,507,746
     Prepaid expenses and other current assets                                    1,060,155         1,507,462
                                                                                -----------        ----------
        TOTAL CURRENT ASSETS                                                     19,843,682        22,181,339
                                                                                -----------        ----------

PROPERTY, PLANT AND EQUIPMENT - net                                               2,171,338         2,201,309
                                                                                -----------        ----------

OTHER ASSETS:

     Patent rights - Less accumulated amortization                                     -               21,940
     Excess of cost over net assets acquired - Less accumulated amortization        327,014           327,014
     Other assets                                                                    27,237            24,193
                                                                                -----------        ----------
        TOTAL OTHER ASSETS                                                          354,251           373,147
                                                                                -----------        ----------

           TOTAL ASSETS                                                         $22,369,271       $24,755,795
                                                                                ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable                                                              $601,399         $911,813
     Accrued royalties and sales commissions                                        560,922        1,005,594
     Accrued advertising                                                            325,174          668,792
     Other current liabilities                                                    1,382,269          969,321
                                                                                -----------       ----------
           TOTAL CURRENT LIABILITIES                                              2,869,764        3,555,520
                                                                                -----------       ----------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES

STOCKHOLDERS' EQUITY:

     Common stock, $.0005 par value; authorized 50,000,000 shares;
        Issued:  15,362,199 and 15,321,206 shares                                     7,681            7,661
     Additional paid-in-capital                                                  28,915,592       28,915,612
     Retained earnings                                                           15,764,393       17,465,161
     Less: Treasury stock, 4,646,053 shares, at cost                            (25,188,159)     (25,188,159)
                                                                                -----------      -----------
           TOTAL STOCKHOLDERS' EQUITY                                            19,499,507       21,200,275
                                                                                -----------      -----------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $22,369,271      $24,755,795
                                                                                ===========      ===========

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended
                                                    March 31, 2002    March 31, 2001
                                                    --------------    --------------

SALES:
  Sales                                                $5,774,045       $5,198,537
  Co-operative advertising promotions                     264,640          493,069
                                                       ----------       ----------

NET SALES                                               5,509,405        4,705,468

LICENSING FEES                                            148,866             -
                                                      -----------      -----------
TOTAL REVENUE                                           5,658,271        4,705,468
                                                      -----------      -----------

COST OF SALES                                           2,743,585        1,880,649
                                                      -----------      -----------

GROSS PROFIT                                            2,914,686        2,824,819
                                                      -----------      -----------

OPERATING EXPENSES:
  Sales and marketing                                   1,325,228       1,345,322
  Administration                                        2,724,199       1,787,166
  Research and development                                610,884         247,533
                                                      -----------      ----------
TOTAL OPERATING EXPENSES                                4,660,311       3,380,021
                                                      -----------      ----------

LOSS FROM OPERATIONS                                   (1,745,625)       (555,202)

INTEREST and OTHER INCOME                                  44,857         152,171
                                                      -----------      ----------

LOSS BEFORE TAXES                                      (1,700,768)       (403,031)
                                                      -----------      ----------

INCOME TAXES                                                 -               -

MINORITY INTEREST IN LOSS
 OF CONSOLIDATED AFFILIATE                                   -                122
                                                      -----------      ----------

NET LOSS                                              ($1,700,768)      ($402,909)
                                                      ============     ===========

Per common share:

   Basic                                                  ($0.16)          ($0.04)
                                                      ===========      ===========

   Diluted                                                ($0.16)          ($0.04)
                                                      ===========      ===========

Weighted average common shares outstanding:

   Basic                                              10,681,985       10,675,153
                                                      ==========       ==========

   Diluted                                            10,681,985       10,675,153
                                                      ==========       ==========

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (Unaudited)

                                                                            Three Months Ended
                                                                      March 31, 2002   March 31, 2001
                                                                      --------------   --------------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES                $1,064,455     ($1,327,019)
                                                                         ----------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                                      (54,232)       (216,950)
  Net cost of assets acquired                                                  -           (128,493)
                                                                         ----------     -----------

  NET CASH USED IN INVESTING ACTIVITIES                                     (54,232)       (345,443)
                                                                         ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Stock for business acquisition                            -             43,750
  Repurchase of Common Stock                                                   -            (30,131)
                                                                         ----------     -----------
  NET CASH FLOWS FROM FINANCING ACTIVITIES                                     -             13,619
                                                                         ----------     -----------

  NET INCREASE/(DECREASE) IN CASH                                        1,010,223       (1,658,843)

CASH & CASH EQUIVALENTS, BEGINNING OF  PERIOD                        9,740,840       11,365,843
                                                                       -----------      -----------
CASH & CASH EQUIVALENTS, END OF  PERIOD                            $10,751,063       $9,707,000
                                                                       ===========      ===========

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public.  For the fiscal periods  presented,  the Company's  proprietary  "Cold-Eeze(R)"  products contributed a significant part of the revenues.

Darius International Inc., a wholly owned subsidiary of The Quigley Corporation, was formed in January 2000 to introduce new products to the marketplace  through a network of independent  distributors.  Darius is a direct selling organization specializing  in  proprietary  health and  wellness  products,  which  commenced shipping product to customers in the third quarter of 2000.

Effective  July 1,  2000,  The  Quigley  Corporation  acquired  a 60%  ownership position in Caribbean Pacific Natural Products,  Inc. an Orlando,  Florida-based company.  Caribbean  Pacific Natural  Products,  Inc. is a leading developer and marketer of  all-natural  sun and skincare  products for luxury  resorts,  theme parks and spas.

The  formation  of Darius  International  Inc.,  and the  majority  ownership in
Caribbean Pacific Natural Products, Inc., provide diversification to the Company in both the method of product  distribution  and the  broader  range of products available to the marketplace.

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc., a wholly-owned  subsidiary of the Company that is under the direction of its Executive Vice  President and chairman of its Medical  Advisory
Committee.  The formation of the Company's Ethical  Pharmaceutical  Unit follows the Patent  Office of The  United  States  Commerce  Department  confirming  the assignment  to  the  Company  of  a  Patent  Application  for  the  "Method  and
Composition  for the Topical  Treatment  of Diabetic  Neuropathy."  In September
2001,  the Patent  Office  confirmed  the  assignment to the Company of a Patent
Application  entitled the  "Medicinal  Composition  and Method of Using it" (for
Treatment of  Sialorrhea  and other  Disorders)  for a  prescription  product to relieve  sialorrhea  (drooling) in patients  suffering from Amyotrophic  Lateral
Sclerosis (ALS),  otherwise known as Lou Gehrig's Disease. In November 2001, the
Company was assigned a Patent Application  entitled  "Composition and Method for
Prevention,  Reduction  and Treatment of Radiation  Dermatitis"  with the Patent
Office  of  The  United  States  Commerce  Department.  The  establishment  of a dedicated  pharmaceutical  subsidiary  will enable the Company to diversify into the  prescription  drug market and to ensure safe and effective  distribution of these important potential new products currently under development.

Cold Remedy Products
--------------------

Cold-Eeze(R),  a zinc  gluconate  glycine  formulation  (ZIGG(TM))  is  sold  in lozenge,  bubble gum and  sugar-free  tablet  forms.  In May 1992,  the  Company entered into an exclusive agreement for worldwide representation, manufacturing,
marketing  and  distribution   rights  to  a  zinc  gluconate   glycine  lozenge
formulation  which was patented in the United States,  United  Kingdom,  Sweden,
France, Italy, Canada,  Germany, and pending in Japan. This product is presently being marketed by the Company and also through independent brokers and marketers in the United  States  under the trade names  Cold-Eeze(R),  Cold-Eeze(R)  Sugar
Free,  and  Cold-Eeze(R)   Bubble  Gum  and  in  Canada  under  the  trade  name
Zigg-Eeze(TM).

In 1996, the Company also acquired an exclusive  license to a zinc gluconate use patent,  thereby  assuring  the Company  exclusivity  in the  manufacturing  and marketing of zinc gluconate glycine lozenge formulated cold relief products.

In April 2002,  the Company was  assigned a Patent  Application  which was filed with the Patent Office of the United States  Commerce  Department for the use of
Cold-Eeze(R) as a prophylactic for cold prevention.  The new patent  application follows  the  results  of an  adolescent  study  that  found  that  the  use  of
Cold-Eeze(R)  is effective in preventing a cold,  reduces the use of antibiotics and confirmed that  Cold-Eeze(R)  reduces the median  duration of a cold by four days.

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

In April 2002, the Company announced the statistical  results of a retrospective analysis  that  suggests  that  Cold-Eeze(R)  is  also  an  effective  means  of preventing  the common cold.  This  adolescent  study  indicated that when taken daily,  Cold-Eeze(R)  statistically  lessens  the number of colds an  individual suffers per year,  reducing the median from 1.5 to zero.  These findings are the result of analyzing three years of clinical data at the Heritage School facility in Provo,  Utah.  The study also found that the use of  Cold-Eeze(R)  to treat a cold statistically reduces the use of antibiotics for respiratory illnesses from
39.3% to 3.0%  when  Cold-Eeze(R)  is  administered  as a first  line  treatment approach to the common cold.  Additionally,  the study  reinforces  the original clinical trials,  concluding that Cold-Eeze(R)  reduces the median duration of a cold by four days.

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

Ethical Pharmaceutical Products
-------------------------------

The  establishment  of a  dedicated  pharmaceutical  subsidiary  will enable the
Company to diversify  into the  prescription  drug market and to ensure safe and effective distribution of these important potential new products currently under development.

Quigley  Pharma is currently  undergoing  research and  development  activity in compliance with regulatory requirements. The Company is at the initial stages of what  may be a  lengthy  process  to  develop  these  patent  applications  into commercial products.

The formation of the Company's  Ethical  Pharmaceutical  Unit follows the Patent
Office of The United States Commerce Department confirming the assignment to the
Company of the following patent applications:

            o    A Patent  Application  for the "Method and  Composition for the
                 Topical Treatment of Diabetic Neuropathy."

            o    In September  2001, the Patent Office  confirmed the assignment to the Company of a Patent Application  entitled the "Medicinal
                 Composition   and  Method  of  Using  it"  (for   Treatment  of

                 Sialorrhea and other  Disorders) for a prescription  product to
                 relieve  sialorrhea   (drooling)  in  patients  suffering  from
                 Amyotrophic  Lateral  Sclerosis  (ALS),  otherwise known as Lou
                 Gehrig's Disease.

            o    In November 2001, the Company was assigned a Patent Application entitled "Composition and Method for Prevention,  Reduction and
                 Treatment of Radiation  Dermatitis"  with the Patent  Office of
                 The United States Commerce Department.

The  pre-clinical  development,   clinical  trials,  product  manufacturing  and
marketing of Quigley Pharma's  potential new products are subject to federal and state  regulation  in the  United  States  and other  countries.  Obtaining  FDA regulatory  approval for these  pharmaceutical  products can require substantial resources  and take several  years.  The length of this  process  depends on the type,  complexity  and  novelty of the  product and the nature of the disease or other  indications  to be  treated.  If the  Company  cannot  obtain  regulatory approval  of these new  products  in a timely  manner,  it could have a material effect on the business and financial condition of the Company.

In April 2002, the Company commenced a Phase II proof of concept study in France for the diabetic  neuropathy  treatment.  Upon its  successful  completion,  the
Company  will apply for  approval by the FDA to begin  pivotal  clinical  trials
(Phase III).  Because the Company's  formulation for relief of  diabetes-related pain is a topical  treatment  and its  ingredients  are GRAS  listed  (Generally
Regarded As Safe) as identified in the Code of Federal Regulations, FDA approval could potentially be obtained within a one to two-year period.

Health And Wellness Products
----------------------------

Darius International Inc., a wholly owned subsidiary, was formed in January 2000 for the purpose of introducing new products to the marketplace through a network of independent  distributors.  On January 2, 2001, the Company  acquired certain assets and assumed certain  liabilities of a privately held company  involved in the direct marketing and distribution of health and wellness products. Darius is a direct selling  organization  specializing in proprietary  health and wellness products.  The products  marketed and sold by Darius are designed to improve the human condition,  in the area of health,  immunity,  energy, pain and the common cold.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Balance Sheet at March 31, 2002, the Consolidated Statements of
Operations for the  three-months  periods ended March 31, 2002 and 2001, and the
Consolidated  Statements of Cash Flows for the three-months  periods ended March
31,  2002 and  2001,  have  been  prepared  without  audit.  In the  opinion  of management,  all  adjustments  necessary  to  present  fairly  the  consolidated financial  position,  consolidated  results of operations and consolidated  cash flows, for the periods  indicated,  have been made. Certain prior period amounts have been reclassified to conform with the 2002 presentation.

All inter-company transactions and balances have been eliminated.

Effective July 1, 2000, the Company acquired a 60 percent ownership  position in
Caribbean Pacific Natural Products, Inc., which is accounted for by the purchase method of accounting and accordingly,  the operating  results have been included in the Company's consolidated financial Statements from the date of acquisition.
This majority  ownership  position  required a cash investment that approximated
$812,000  and  the  provision  for a $1  million  line  of  credit,  secured  by inventory, accounts receivable and all other assets of Caribbean Pacific Natural
Products.   The  net  assets  of  Caribbean  Pacific  Natural  Products  at  the acquisition  date  principally  consisted of a product license and  distribution rights,  inventory and fixed assets of $312,915 and $510,000 of working  capital with a contribution to minority interest of $329,166.

In the past the 40 percent ownership position representing the minority interest has been  reflected  in the  Consolidated  Statements  of  Operations  for their portion of losses,  and in the  Consolidated  Balance Sheet for their  ownership portion  of  accumulated  losses,  share  of net  assets  and  capital  stock at acquisition date. At March 31, 2002, accumulated losses associated with minority interest  have  reduced  minority  interest to zero on the Balance  Sheet,  with excess losses amounting to $130,869 being absorbed in the Consolidated Statement of Operations in 2002 and 2001, by the Company.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and  distribution of health and wellness  products.  This  acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's stock issued to the former owners of the net assets acquired.  The net assets acquired at acquisition principally consisted of intangibles,  inventory, accounts  receivable,  bank  balances  and fixed  assets  totaling  $536,000 and
liabilities  assumed  approximating   $416,000.  Also  required  are  continuous
payments for the use of product  formulations;  consulting;  confidentiality and non-compete  fees that are 12% on net sales  collected  until  $540,000 is paid, then becoming 5% on net sales collected for the continuous applications of these arrangements.  This  acquisition  is  accounted  for by the  purchase  method of accounting  and  accordingly,  the  operating  results have been included in the
Company's  Consolidated  Statements of Operations  from the date of acquisition.
The  excess  of  cost  over  net  assets   acquired  has  been  amortized  on  a
straight-line  basis over a period of 15 years.  Subsequent to 2001, the account will only be reduced if the value becomes impaired.

Principles of Accounting

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States of America requires  management to make estimates  and  assumptions  that  affect  the  reported  amounts  of assets and liabilities  and  disclosure  of  contingent  liabilities  at the  dates  of the financial  statements and the reported  amounts of revenues and expenses  during the reporting periods. Actual results could differ from those estimates.

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

Property, Plant and Equipment

Property,  plant  and  equipment  is  recorded  at  cost.  The  Company  uses  a combination of straight-line and accelerated  methods in computing  depreciation for financial reporting purposes. The annual provision for depreciation has been computed in  accordance  with the  following  ranges of  estimated  asset lives:
building and  improvements  - twenty  years;  machinery  and equipment - five to seven years; computer software - three years; and furniture and fixtures - seven years.

Patent Rights and Intangibles

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months.  Amortization costs incurred for the three months periods ended March 31, 2002 and 2001,  were
$21,940 for each period. At March 31, 2002, this item was fully amortized.

Prior to January 1, 2002,  the excess of cost over net assets  acquired has been subject to amortization on a straight-line basis over a period of 15 years.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an  impairment-only  approach.  Amortization  of  goodwill,  including goodwill  recorded in past business  combinations,  ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

Following the adoption of Statement 142, the amortization  expense, net loss and earnings per-share of The Quigley Corporation for the three months periods ended
March 31, 2002 and 2001 are as follows:

                                                          Three Months Ended March 31
   -----------------------------------------------------------------------------------

   ($,000s, except earnings-per-share amounts)                2002            2001
   -----------------------------------------------------------------------------------

    Reported net loss                                      $1,700,768      ($402,909)
    Add back: Goodwill amortization                             -             16,458
                                                           --------------------------
    Adjusted Net Loss                                      $1,700,768      ($386,451)
                                                           ==========================

    Basic and Diluted earnings per share:

    Reported net loss                                         ($0.16)         ($0.04)
    Goodwill amortization                                        -               -
                                                           --------------------------
    Adjusted net loss - Basic                                 ($0.16)         ($0.04)
                                                           ==========================
    Adjusted net loss - Diluted                               ($0.16)         ($0.04)
                                                           ==========================

Subsequent  to 2001,  excess of cost over net assets will only be reduced if the value becomes impaired.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and multi-outlet  pharmacy chains,  five of which account for 32%
and 19% of sales volume,  for the three months  periods ended March 31, 2002 and
2001, respectively.

The Company currently uses three separate  suppliers to produce  Cold-Eeze(R) in lozenge,  bubble gum, and sugar-free  tablet form. A significant  portion of the
Company's  revenue  is  currently  generated  from the sale of the  Cold-Eeze(R)
product.  The lozenge form is  manufactured by a third party  manufacturer  that produces  predominantly  for the Company.  The other forms are  manufactured  by third  parties  that produce a variety of other  products  for other  customers.
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

Quigley  Pharma was formed in 2001 for the  purpose of  developing  prescription drug  products.  These new  products are based on patent  applications  that the
Company has acquired.  The Company's potential products are currently undergoing research and testing and will  require  substantial  resources to develop  these applications  into  commercial  products.  The  successful  conclusion  of  such research is dependent on regulatory approval and may take several years.

Darius' product for resale is sourced from several suppliers.  In the event that such sources were no longer in a position to supply Darius with  product,  other vendors have been identified as reliable  alternatives with minimal adverse loss of business.

Currently, the principal finished products relating to Caribbean Pacific Natural
Products are being  manufactured and blended by a single vendor. In the event of difficulties with the current sources of raw material or finished product, other suppliers have been identified.  However, this could result in a temporary delay in production.

Long-lived assets

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets."  This  statement  supercedes  SFAS  No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed  Of." The  statement  retains  the  previously  existing  accounting requirements  related to the  recognition  and  measurement of the impairment of
long-lived   assets  to  be  held  and  used  while  expanding  the  measurement requirements  of  long-lived  assets  to be  disposed  of  by  sale  to  include discontinued  operations.  It also  expands the  previously  existing  reporting requirements  for  discontinued  operations  to include a component of an entity that either has been disposed of or is classified as held for sale.  The Company implemented SFAS No. 144 on January 1, 2002. The  implementation of SFAS 144 did not have a material impact on the Company's  consolidated  financial position or results of operations.

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment  loss has occurred  based on the expected cash flows,  a loss will be recognized in the Statement of Operations.

Revenue Recognition

Sales are  recognized  at the time  ownership is  transferred  to the  customer.
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

In August 2001, the EITF issued EITF No. 01-09,  "Accounting  for  Consideration
Given by a Vendor to a Customer or a Reseller  of the  Vendor's  Products"  that codifed and reconciled EITF No. 00-14,  No. 00-22,  "Accounting for "Points" and
Certain Other Time-Based or Volume-Based  Sales Incentive Offers, and Offers for
Free Products or Services to be Delivered in the Future" and No. 00-25,  "Vendor
Income Statement  Characterization  of  Consideration  Paid to a Reseller of the
Vendor's  Products." EITF No. 01-09  addresses the accounting for  consideration
given  by  a  vendor  to  a  customer.   The  Task  Force  concluded  that  cash
consideration  (including a sales  incentive) given by a vendor to a customer is presumed to be a reduction of the selling  prices of the vendor's  products and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income  statement.  That  presumption is overcome and the  consideration  should be  characterized  as a cost  incurred if, and to the extent  that,  a  benefit  is or will be  received  from  the  recipient  of the consideration  that  meets  both  of the  following  conditions:  (1)The  vendor receives, or will receive, an identifiable benefit (goods or services) in return for the  consideration.  The identified  benefit must be sufficiently  separable from the  recipient's  purchase of the  vendor's  products  such that the vendor could  have  entered  into an  exchange  transaction  with a party  other than a purchaser of its products in order to receive that benefit.;  (2) The vendor can reasonably estimate the fair value of the benefit identified. This pronouncement was adopted in the first quarter of 2002.

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

Stock Compensation

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

Advertising

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three months periods ended March
31,  2002 and 2001 were  $750,666  and  $1,032,543,  respectively.  Included  in prepaid expenses and other current assets was $165,000 and $427,550 at March 31,
2002 and 2001,  respectively,  relating  to prepaid  advertising  and  promotion expenses.

Research and Development

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the three  months  periods  ended March 31, 2002 and 2001 were
$610,884 and $247,533,  respectively.  Principally, the increase of Research and
Development  costs in 2002 was due to  expenses  incurred as part of the product research costs related to Quigley Pharma.  Quigley Pharma is currently  involved in research activity following patent applications that the Company has acquired and such  research and  development  costs  relating to  potential  products are expected to increase  significantly  over time as product  research  and testing progresses.

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

Certain  information  and footnote  disclosures  normally  included in financial statements prepared in accordance with accounting  principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that  these  financial  statements  be read in  conjunction  with the  financial statements and  accompanying  notes for the fiscal year ended December 31, 2001, in the Company's Form 10-K.

NOTE 3 - SEGMENT INFORMATION

The basis for presenting  segment  results  generally is consistent with overall
Company   reporting.   The  primary   difference   relates  to  presentation  of
partially-owned  operations,  which  are  presented  as if  owned  100%  in  the operating  segments.  The adjustment to ownership basis is included in Corporate
& Other.

The Company  has  divided its  operations  into four  reportable  segments:  The
Quigley Corporation (Cold Remedy Products),  whose main product is Cold-Eeze(R), a proprietary zinc gluconate glycine lozenge for the common cold; Darius (Health and  Wellness)  whose  business is the sale and direct  marketing  of a range of health and wellness products; Caribbean Pacific Natural Products, Inc. (Sun-care and Skincare Products), a leading developer and marketer of all-natural sun-care and  skincare  products  for luxury  resorts,  theme  parks and spas and Quigley
Pharma (Ethical  Pharmaceutical  Products),  currently  involved in research and
development   activity   to  develop   patent   applications   into   commercial
pharmaceutical products.

Financial information by business segment follows:

-------------------------------------------------------------------------------------------------------------------------------

As of and for the
 three months                Cold                         Sun-care and            Ethical
ended March 31,             Remedy          Health and      Skincare          Pharmaceutical     Corporate and
    2002                   Products          Wellness       Products              Products           Other            Total
-------------------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers               $2,629,923        $2,354,608       $524,874                   -              -             $5,509,405
 Inter-segment                -                 -              -                       -              -                  -
Segment operating
 profit (loss)           (1,527,164)           52,059         28,500              ($311,041)       $12,021          (1,745,625)
Total Assets            $24,087,541        $1,174,957     $1,044,491                   -       ($3,937,718)        $22,369,271

-------------------------------------------------------------------------------------------------------------------------------

As of and for the
 three months                Cold                         Sun-care and            Ethical
ended March 31,             Remedy          Health and      Skincare          Pharmaceutical     Corporate and
    2002                   Products          Wellness       Products              Products           Other            Total
-------------------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers               $3,286,171          $775,518       $643,779                   -               -            $4,705,468
 Inter-segment                 (712)          294,202          -                       -          ($293,490)             -
Segment operating
 Profit (loss)             (318,378)         (192,923)        (2,018)              ($32,626)         (9,257)          (555,202)
Total Assets            $24,343,891        $1,498,435     $1,350,670                   -        ($3,377,544)       $23,815,452

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial consultant to the Company. The consulting agreement commenced on March
7, 2002 and has a term of twelve months, but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by
Forrester to the Company,  the Company  granted to Forrester,  or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock.  The warrants have three distinct  exercise prices,  they being,  500,000 warrants are exercisable at $6.50 per share, 250,000 warrants are exercisable at
$8.50 per share, and 250,000

warrants are exercisable at $11.50 per share. The warrants are exercisable until the  earlier  to occur  of (i)  March 6,  2003 or (ii)  the  termination  of the
Consulting  Agreement.  In the three months  ended March 31,  2002,  the Company recorded an expense of $700,000 relating to the grant.

At March 31,  2002,  there were  4,959,000  unexercised  and vested  options and warrants of the Company's stock available for exercise.

NOTE 5 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for years prior to 1999.  The tax benefit  effect of option and warrant  exercises  during
2000 and 1999 were $230,998 and $697,208, respectively.  However, these benefits were deferred  because of a net operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting a total value of $42,800,364  attributed to these options,  warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards  arising from the option,  warrant and stock activities  approximate $10.4 million for federal purposes,  of which $3.5 million will expire in 2019,  $6.9 million in 2020; and
$15.6  million for state  purposes,  of which $9.7  million will expire in 2009,
$3.3 million in 2010 and $2.6 million in 2011. Until  sufficient  taxable income to offset the temporary  timing  differences  attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share ("EPS")  excludes  dilution and is computed by dividing income available to Common Stockholders by the weighted average number of common shares  outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if  securities  or other  contracts  to issue Common Stock were exercised or  converted  into Common Stock or resulted in the issuance of Common
Stock that then shared in the earnings of the entity.  Diluted EPS also utilizes the treasury stock method that prescribes a theoretical  buy-back of shares from the  theoretical  proceeds of all options and  warrants  outstanding  during the period. Since there are 4,959,000 options and warrants outstanding, fluctuations in the  actual  market  price  can have a varying  of  results  for each  period presented.  For the periods  presented that reflect losses,  no effect was given for options and warrants because the result would be anti-dilutive.

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented is as follows  (millions,  except earnings per share amounts):

                                               Three Months Ended             Three Months Ended
                                                  March 31, 2002                March 31, 2001
                                      Loss       Shares       EPS          Loss       Shares      EPS
                                    ----------- ----------- ----------- ------------ ----------- --------

Basic EPS                           ($1.7)       10.7       ($0.16)     ($0.4)        10.7       ($0.04)
Dilutives:
Options/Warrants                       -           -                        -           -
                                    -----------------------------------------------------------------------
Diluted EPS                         ($1.7)       10.7       ($0.16)     ($0.4)        10.7       ($0.04)
                                    =======================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items paid or payable under such arrangements  amounted to approximately  $33,230 and $40,018  respectively,  for the three-months  periods ended March 31, 2002 and 2001.

The Company is in the process of acquiring licenses in certain countries through related party entities.  For the  three-months  periods ended March 31, 2002 and
2001, fees amounting to $68,250 and $68,470,  respectively,  have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company  maintains certain royalty and founders  commission  agreements with the  developers,  licensors,  founders,  and  consultants  for the  Cold-Eeze(R)
products.  Up to March 5, 2002,  these payments were 13% of sales collected less certain

deductions  and thereafter at 10%. Of the 13%, up to March 2002, a three percent royalty on sales  collected  less certain  deductions  was payable to the patent holder  whose  agreement  expired on March 5, 2002. A three  percent  royalty of sales  collected  less  certain  deductions  is payable to the  developer of the product  formulation  together  with a two  percent  consulting  fee based on an agreement that expires in 2007. Additionally,  a founders' commission is payable totaling 5% of sales collected less certain  deductions,  which is shared by two of the officers whose agreements expire in 2005.

Also, required for the acquisition of certain assets of a privately held company involved  in the  direct  marketing  and  distribution  of health  and  wellness
products  are  continuous   payments  for  the  use  of  product   formulations;
consulting;  confidentiality  and  non-compete  fees  that  are 5% on net  sales collected for the continuous applications of these arrangements.

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  providing  for  Forrester  to  act  as  a  financial consultant to the Company.  The consulting  agreement commenced on March 7, 2002 and has a term of twelve  months,  but may be  terminated  by the Company in its sole  discretion  at any time.  As  compensation  for services to be provided by
Forrester to the Company,  the Company  granted to Forrester,  or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock at three specific exercise prices.  The warrants are exercisable until the earlier to occur of (i) March 6, 2003 or (ii) the  termination of the Consulting
Agreement.  In the three months ended March 31,  2002,  the Company  recorded an expense of $700,000 relating to the grant.

The Company has  anticipated  commitments  for  advertising  and other purchases amounting to approximately $1,400,000.

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

In August 2000,  the District  Court of Clark County,  Nevada,  held that it had jurisdiction to decide the Company's declaratory judgment action filed in April,
2000,  against two putative  shareholders  (Thomas Goldblum and Alan Wayne),  in which the  Company  seeks a  judicial  declaration  that,  based on  stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split
satisfy  and/or  comply with Nevada law and that the  capitalization  of Quigley evidenced by the issued and outstanding  shares of common stock and common stock warrants is as reflected on Quigley's  stock  transfer  ledger on September  10,
1999, the record date of the Special Meeting. The District Court of Clark County
held a  hearing  on this  matter  on March  19,  2002 and  ruled in favor of The
Quigley  Corporation.  A final order and judgment has not been entered of record by the Court to date.  When a judgment is entered,  the defendants  will have 30 days to file an appeal with the Nevada Supreme Court.  No prediction can be made as to the outcome of this case.

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

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 143

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations." This statement  addresses  financial  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No.
143 on January 1, 2003.  Management  does not expect  this  statement  to have a material impact on the Company's  consolidated  financial position or results of operations.

Item 2: Management's  Discussion and Analysis of Financial Condition and Results
        of Operations

In addition to  historical  information,  this Report  contains  forward-looking statements.  These  forward-looking  statements are subject to certain risks and uncertainties  that could cause actual results to differ  materially  from those reflected in these forward-looking  statements.  Factors that might cause such a difference  include,  but are not limited to management of growth,  competition, pricing pressures on the Company's product, industry growth and general economic conditions.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements,  which reflect management's opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking  statements. The Company is subject to a variety of additional factors more fully described in the Company's
Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Overview
--------

Revenues  for the  three  months  periods  ended  March  31,  2002 and 2001 were
$5,658,271  and  $4,705,468,  respectively.  Revenue for the three  months ended
March 31,  2002  includes  an amount of  $148,866  for  licensing  fees from the settlement  of a lawsuit  following the filing by The Quigley  Corporation  of a patent infringement suit against Gel Tech, LLC, the developer of Zicam(TM),  and
Gum Tech  International,  Inc., its  distributor,  in November  1999.  Under the agreement,  Gum Tech  agreed to pay The  Quigley  Corporation  $1,137,500  for a limited  license  for  Quigley's  patent  on the use of zinc  gluconate  for the treatment of the  duration  and  symptoms of the common cold.  Gum Tech was also required to pay The Quigley  Corporation an ongoing  royalty of 5.5 percent from
April 1, 2001 through March 5, 2002 on all Zicam cold relief sales receipts.  In addition,  Gum Tech  guaranteed  to pay Quigley a minimum of $500,000 in ongoing royalties  regardless of sales  receipts  through  March 5, 2002,  that actually totaled $557,957 for the period.  Legal and other expenses  associated with this lawsuit approximated $700,000.

Net sales of the Cold-Eeze(R)  products were reduced in 2002 over the comparable
2001 period by approximately $650,000.  Despite the increase in the incidence of illnesses during the cough/cold  season, the consumer demand for the majority of cold remedies was reduced.  Additionally,  as the economy remains uncertain, our customers  continue to manage inventory  levels thereby  impacting the frequency and value of orders placed.

The Company  continues  to support  Cold-Eeze(R)  through  ongoing  co-operative advertising with our customers with strong  promotional  activity at store level and directly with our consumer at the point of purchase.

Darius  International  Inc.,  and  Caribbean  Pacific  Natural  Products,  Inc.,
contributed  combined revenues of $2,879,482 and $1,419,298 for the three months periods ended March 31, 2002 and 2001, respectively.

The business of Caribbean  Pacific Natural Products is being adversely  affected by the  downturn  in the  travel and  leisure  business  and the  success of its product lines is heavily  influenced by economic  conditions  and current travel events.

Net income for the three months ended March 31, 2002 was negatively  impacted by the reduction in margin as a result of the higher  proportion of Darius sales to the total  consolidated  sales as compared to the same  period  2001.  Operating expenses  were also  influenced  in 2002 by a $700,000  charge  relating  to the granting of  1,000,000  warrants to Forrester  Financial,  LLC in March 2002 and research and  development  expenditures  incurred in 2002 by Quigley  Pharma for potential product testing and development.

The  Company  continues  to use the  resources  of  contract  manufacturers  and independent national and international brokers to represent and compliment sales of the Company's Cold-Eeze(R) products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

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

Effect of Recent Accounting Pronouncements
------------------------------------------

Accounting  for  Consideration  Given by a Vendor to a Customer or a Reseller of
the Vendor's Products

In August 2001, the EITF issued EITF No. 01-09,  "Accounting  for  Consideration
Given by a Vendor to a Customer or a Reseller  of the  Vendor's  Products"  that codifed and reconciled EITF No. 00-14,  No. 00-22,  "Accounting for "Points" and
Certain Other Time-Based or Volume-Based  Sales Incentive Offers, and Offers for
Free Products or Services to be Delivered in the Future" and No. 00-25,  "Vendor
Income Statement  Characterization  of  Consideration  Paid to a Reseller of the
Vendor's  Products." EITF No. 01-09  addresses the accounting for  consideration
given  by  a  vendor  to  a  customer.   The  Task  Force  concluded  that  cash
consideration  (including a sales  incentive) given by a vendor to a customer is presumed to be a reduction of the selling  prices of the vendor's  products and, therefore,  should be characterized as a reduction of revenue when recognized in
the  vendor's   income   statement.   That   presumption  is  overcome  and  the
consideration  should be  characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the  recipient of the  consideration that meets both of the following  conditions:  (1) The vendor receives,  or will receive,  an  identifiable  benefit  (goods  or  services)  in  return  for  the consideration.  The identified  benefit must be sufficiently  separable from the recipient's  purchase of the vendor's  products  such that the vendor could have entered into an exchange  transaction with a party other than a purchaser of its products  in order to  receive  that  benefit;  (2) The  vendor  can  reasonably estimate  the fair  value of the  benefit  identified.  This  pronouncement  was adopted in the first quarter of 2002.

SFAS 143

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations." This statement  addresses  financial  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No.
143 on January 1, 2003.  Management  does not expect  this  statement  to have a material impact on the Company's  consolidated  financial position or results of operations.

Significant Accounting Policies
-------------------------------

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered to the general public. Due to the nature of the business, it is unlikely that any  accounting  policies,  that are open to  interpretation,  could have a material effect on the Company's  results of operations.  Certain key accounting policies  that may affect the  results of the  Company are the timing of revenue recognition and sales incentives (including coupons, rebates and discounts); the classifcation  of  advertising  expenses;  and the fact  that all  research  and development  expenses  are  expensed  as  incurred.  Note 1 to the  consolidated financial  statements  describes  the  Company's  other  significant  accounting policies.

Revenue Recognition

Sales are  recognized  at the time  ownership is  transferred  to the  customer.
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

In August 2001, the EITF issued EITF No. 01-09,  "Accounting  for  Consideration
Given by a Vendor to a Customer or a Reseller  of the  Vendor's  Products"  that codifed and reconciled EITF No. 00-14,  No. 00-22,  "Accounting for "Points" and
Certain Other Time-Based or Volume-Based  Sales Incentive Offers, and Offers for
Free Products or Services to be Delivered in the Future" and No. 00-25,  "Vendor
Income Statement  Characterization  of  Consideration  Paid to a Reseller of the
Vendor's  Products." EITF No. 01-09  addresses the accounting for  consideration
given  by  a  vendor  to  a  customer.   The  Task  Force  concluded  that  cash
consideration  (including a sales  incentive) given by a vendor to a customer is presumed to be a reduction of the selling  prices of the vendor's  products and, therefore,  should be characterized as a reduction of revenue when recognized in
the  vendor's   income   statement.   That   presumption  is  overcome  and  the
consideration should be characterized as

a cost  incurred  if, and to the extent  that,  a benefit is or will be received from  the  recipient  of the  consideration  that  meets  both of the  following conditions:  (1) The vendor receives,  or will receive, an identifiable  benefit
(goods or services) in return for the consideration. The identified benefit must be sufficiently separable from the recipient's purchase of the vendor's products such that the vendor  could have  entered  into an exchange  transaction  with a party other than a purchaser of its  products in order to receive that  benefit;
(2) The vendor can reasonably estimate the fair value of the benefit identified.
This pronouncement was adopted in the first quarter of 2002.

Advertising

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three months periods ended March
31,  2002 and 2001 were  $750,666  and  $1,032,543,  respectively.  Included  in prepaid expenses and other current assets was $165,000 and $427,550 at March 31,
2002 and 2001,  respectively,  relating  to prepaid  advertising  and  promotion expenses.

Research and Development

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the three  months  periods  ended March 31, 2002 and 2001 were
$610,884 and $247,533,  respectively.  Principally, the increase of Research and
Development  costs in 2002 was due to  expenses  incurred as part of the product research costs related to Quigley Pharma.  Quigley Pharma is currently  involved in research activity following patent applications that the Company has acquired and such  research and  development  costs  relating to  potential  products are expected to increase  significantly  over time as product  research  and testing progresses.

Results of Operations
---------------------

Three months ended March 31, 2002 compared to three months ended March 31, 2001
-------------------------------------------------------------------------------

For the three  months  ended March 31, 2002,  the Company  reported  revenues of
$5,658,271  and a net loss of  $1,700,768  as compared to revenues of $4,705,468 and a net loss of  $402,909,  for the  comparable  period  ended March 31, 2001.
Cold-Eeze(R)  sales were reduced in 2002 due to reduced consumer demand for cold remedy  products  despite  increases  in the  number  of  cough/cold  illnesses.
Additionally,  our Cold-Eeze(R)  customers appear to be managing their inventory levels more efficiently  resulting in reduced order frequency.  Darius continues to grow with 2002 sales of  $2,354,608  compared to the 2001 level of  $775,518.
Caribbean  Pacific  continues  to be  adversely  affected by the  "September  11 terrorist  attack"  and the  impact  this  has  had on the  travel  and  leisure industry.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions for the three months ended March 31, 2002 was 47% compared to 36% for the comparable  period ended March 31, 2001.  The 2002 results  reflect a higher cost of sales due to the greater  proportion of sales  represented  by Darius in
2002 (40.7% of  consolidated  2002 sales as  compared  to 14.9% of  consolidated
2001). The Darius cost of goods is significantly higher relative to Cold-Eeze(R)
and Caribbean Pacific products, thereby increasing the overall percentage.

For the three  months  ended  March 31,  2002,  total  operating  expenses  were
$4,660,311  compared to  $3,380,021  for the  comparable  period ended March 31,
2001.  The 2002  expenditures  reflects  a charge of  $700,000,  using the Black
Scholes model,  resulting from an agreement between The Quigley  Corporation and
Forrester Financial LLC providing for Forrester to act as a financial consultant to the Company.  As compensation for services to be rendered by Forrester to the
Company,  the  Company  granted to  Forrester,  or its  designees,  warrants  to purchase up to 1,000,000  shares of the Company's  common stock.  Also, the 2002 results include increased research and development costs associated with Quigley
Pharma of approximately $278,000.

Net income for the three months ended March 31, 2002 was negatively  impacted by the reduction in margin as a result of the higher  proportion of Darius sales to the total  consolidated  sales as compared to the same  period  2001.  Operating expenses  were also  influenced  in 2002 by a $700,000  charge  relating  to the granting of  1,000,000  warrants to Forrester  Financial,  LLC in March 2002 and also the research and development expenditure incurred in 2002 by Quigley Pharma for potential product testing and development.

During the three months ended March 31, 2002,  the major  operating  expenses of salaries,  brokerage commissions,  promotion, media advertising, and legal costs
accounted  for  $2,930,935  (63%)  of  total  operating  costs.   These  expense
categories for the comparable  period in 2001 accounted for $1,676,757  (50%) of total operating  costs. The remaining items for the periods were of a semi-fixed nature in that they do not strictly follow sales trends.

Liquidity and Capital Resources
-------------------------------

The total  assets of the  Company at March 31, 2002 and  December  31, 2001 were
$22,369,271  and  $24,755,795,   respectively.   Working  capital  decreased  to
$16,973,918 from $18,625,819 during the period. The significant  movement within total assets represents the decrease in accounts receivable of $2,368,948,  cash and cash equivalents increased by $1,010,223, prepaid expenses and other current assets decreased by $447,307,  inventory  decreased by $531,625.  From a working
capital  perspective,   accounts  payable  decreased  by  $310,414  and  accrued
royalties and sales commissions  decreased over the period by $444,672 while the advertising accrual decreased by $343,618. Total cash balances at March 31, 2002 were $10,751,063, as compared to $9,740,840 at December 31, 2001.

The Company believes that its increased marketing efforts and national publicity concerning the Cold-Eeze(R) products, the Company's manufacturing  availability, newly  available  products,  growth in  international  sales  together  with its current working capital should provide an internal source of capital to fund the
Company's  business   operations.   In  addition  to  anticipated  funding  from
operations,  the  Company  may raise  capital  through  the  issuance  of equity securities to finance anticipated growth.

Notwithstanding previous period negative cash flows from operations,  management believes  amounts  of cash on hand as  well  as  those  current  assets  readily
convertible  to  cash  will  provide   adequate   liquidity  to  support  future
operations.  Any challenge to the Company's  patent rights could have a material adverse effect on future liquidity of the Company;  however,  the Company is not aware of any condition that would make such an event probable.

Capital Expenditures
--------------------

Since the  Company's  products  are  manufactured  by outside  sources,  capital expenditures during the remainder of 2002 are not anticipated to be material.

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

In August 2000,  the District  Court of Clark County,  Nevada,  held that it had jurisdiction to decide the Company's declaratory judgment action filed in April,
2000,  against two putative  shareholders  (Thomas Goldblum and Alan Wayne),  in which the  Company  seeks a  judicial  declaration  that,  based on  stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split
satisfy  and/or  comply with Nevada law and that the  capitalization  of Quigley evidenced by the issued and outstanding  shares of common stock and common stock warrants is as reflected on Quigley's  stock  transfer  ledger on September  10,
1999, the record date of the Special Meeting. The District Court of Clark County
held a  hearing  on this  matter  on March  19,  2002 and  ruled in favor of The
Quigley  Corporation.  A final order and judgment has not been entered of record by the Court to date.  When a judgment is entered,  the defendants  will have 30 days to file an appeal with the Nevada Supreme Court.  No prediction can be made as to the outcome of this case.

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits
None

(b)  Reports on Form 8-K
On April 11, 2002,  the  Registrant  filed a Current  Report on Form 8-K for the following event:

The Company reported under:

     Item 5. Other Events

     On April 9, 2002, the Company signed a Consulting Agreement effective March
     7,  2002  with  Forrester  Financial,   LLC,  ("Forrester")  providing  for
     Forrester to act as a financial  consultant to the Company.  The Consulting
     Agreement commenced on March 7, 2002 and has a term of 12 months but may be terminated by the Company, in its sole discretion at any time.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                     THE QUIGLEY CORPORATION

                             By:    /s/  George J. Longo
                                    -------------------------------
                                         George J. Longo
                                    Vice President, Chief Financial Officer

Date: April 30, 2002