Form 10-Q
period 2002-06-30
QUIGLEY CORP
filed 2002-08-09
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

       For the quarterly period ended       June 30, 2002
                                            --------------

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

Indicate  the  number of shares  outstanding  of each of the  issuer's  class of
Common  Stock,  as  of  the  latest  practicable  date.  The  number  of  shares outstanding of each of the registrant's  classes of Common Stock, as of July 30,
2002, was 11,456,617 all of one class of $.0005 par value Common Stock.

                                TABLE OF CONTENTS

                                                                        Page No.

   PART I - Financial information

Item 1.     Consolidated Financial Statements                               3-18

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  19-23

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk                                                     23

   PART II - Other Information

Item 1.     Legal Proceedings                                               24

Item 2.     Changes in Securities                                           25

Item 3.     Defaults Upon Senior Securities                                 25

Item 4.     Submission of Matters to a
            Vote of Security Holders                                        25

Item 5.     Other Information                                               25

Item 6.     Exhibits and Reports on Form 8-K                                25

Signatures                                                                  26

ITEM 1:  FINANCIAL INFORMATION

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                  ASSETS                                                         June 30, 2002  December 31, 2001
                                                                                  (unaudited)
                                                                                 -------------  -----------------

CURRENT ASSETS:

    Cash and cash equivalents                                                   $ 12,839,166    $  9,740,840
    Accounts receivable - net of doubtful accounts of $736,486 and $719,310        1,784,407       4,425,291
    Inventory                                                                      6,620,129       6,507,746
    Prepaid expenses and other current assets                                        850,703       1,507,462
                                                                                ------------    ------------
       TOTAL CURRENT ASSETS                                                       22,094,405      22,181,339
                                                                                ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - net                                                2,296,295       2,201,309
                                                                                ------------    ------------

OTHER ASSETS:

    Patent rights - net of accumulated amortization                                     --            21,940
    Excess of cost over net assets acquired - net of accumulated amortization        327,014         327,014
    Other assets                                                                      25,800          24,193
                                                                                ------------    ------------
       TOTAL OTHER ASSETS                                                            352,814         373,147
                                                                                ------------    ------------

TOTAL ASSETS                                                                    $ 24,743,514    $ 24,755,795
                                                                                ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                            $    913,147    $    911,813
    Accrued royalties and sales commissions                                          466,592       1,005,594
    Accrued advertising                                                              234,517         668,792
    Other current liabilities                                                      1,402,971         969,321
                                                                                ------------    ------------
       TOTAL CURRENT LIABILITIES                                                   3,017,227       3,555,520
                                                                                ------------    ------------

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN CONSOLIDATED AFFILIATES

STOCKHOLDERS' EQUITY:

    Common stock, $.0005 par value; authorized 50,000,000 shares;
      Issued:  16,102,670 and 15,321,206 shares                                        8,051           7,661
    Additional paid-in-capital                                                    32,592,222      28,915,612
    Retained earnings                                                             14,314,173      17,465,161
    Less: Treasury stock, 4,646,053 shares and 4,646,053 shares, at cost         (25,188,159)    (25,188,159)
                                                                                ------------    ------------
       TOTAL STOCKHOLDERS' EQUITY                                                 21,726,287      21,200,275
                                                                                ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 24,743,514    $ 24,755,795
                                                                                ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Three Months Ended                 Six Months Ended
                                       June 30, 2002    June 30,  2001  June 30, 2002   June 30,  2001
                                       -------------    --------------  -------------   --------------

SALES:
  Sales                                 $  5,872,027    $  3,381,951    $ 11,646,072    $  8,580,488
  Co-operative advertising promotions        142,954          66,232         407,594         559,301
                                        ------------    ------------    ------------    ------------

NET SALES                                  5,729,073       3,315,719      11,238,478       8,021,187

LICENSING FEES                                  --         1,273,864         148,866       1,273,864
                                        ------------    ------------    ------------    ------------

TOTAL REVENUE                              5,729,073       4,589,583      11,387,344       9,295,051
                                        ------------    ------------    ------------    ------------

COST OF SALES                              3,618,080       1,774,606       6,361,665       3,655,255
                                        ------------    ------------    ------------    ------------

GROSS PROFIT                               2,110,993       2,814,977       5,025,679       5,639,796
                                        ------------    ------------    ------------    ------------

OPERATING EXPENSES:
  Sales and marketing                      1,048,573       1,029,158       2,373,801       2,374,480
  Administration                           1,929,751       2,381,700       4,653,950       4,168,866
  Research and development                   620,517         275,499       1,231,401         523,032
                                        ------------    ------------    ------------    ------------
TOTAL OPERATING EXPENSES                   3,598,841       3,686,357       8,259,152       7,066,378
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                      (1,487,848)       (871,380)     (3,233,473)     (1,426,582)

INTEREST and OTHER INCOME                     37,628         119,307          82,485         271,478
                                        ------------    ------------    ------------    ------------

LOSS BEFORE TAXES                         (1,450,220)       (752,073)     (3,150,988)     (1,155,104)
                                        ------------    ------------    ------------    ------------

INCOME TAXES                                    --              --              --              --

MINORITY INTEREST IN LOSS
 OF CONSOLIDATED AFFILIATE                      --            71,630            --            71,752
                                        ------------    ------------    ------------    ------------

NET LOSS                                ($ 1,450,220)   ($   680,443)   ($ 3,150,988)   ($ 1,083,352)
                                        ============    ============    ============    ============

Per common share:

   Basic                                ($      0.13)   ($      0.06)   ($      0.29)   ($      0.10)
                                        ============    ============    ============    ============

   Diluted                              ($      0.13)   ($      0.06)   ($      0.29)   ($      0.10)
                                        ============    ============    ============    ============

Weighted average common shares
outstanding:

   Basic                                  10,964,597      10,675,153      10,823,291      10,675,153
                                        ============    ============    ============    ============

   Diluted                                10,964,597      10,675,153      10,823,291      10,675,153
                                        ============    ============    ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (Unaudited)

                                                                   Six Months Ended
                                                            June 30, 2002    June 30, 2001
                                                            -------------   --------------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES   $    128,843    ($ 2,204,065)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                           (280,517)       (307,983)
 Net cost of assets acquired                                        --          (128,493)
                                                            ------------   ------------

 NET CASH USED IN INVESTING ACTIVITIES                          (280,517)       (436,476)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercises of options and warrants               3,250,000            --
 Repurchase of Common Stock                                         --           (30,131)
                                                            ------------    ------------
 NET CASH FLOWS FROM FINANCING ACTIVITIES                      3,250,000         (30,131)
                                                            ------------    ------------

 NET INCREASE/(DECREASE) IN CASH                               3,098,326      (2,670,672)

CASH & CASH EQUIVALENTS, BEGINNING OF  PERIOD              9,740,840      11,365,843
                                                            ------------    ------------
CASH & CASH EQUIVALENTS, END OF  PERIOD                 $ 12,839,166     $ 8,695,171
                                                            ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public.  For the fiscal periods  presented,  the majority of the Company's revenues come from the
Company's  proprietary  "Cold-Eeze(R)"  products  and the  Health  and  Wellness business segment.

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

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc., a wholly-owned subsidiary of the Company, that is under the direction of its Executive Vice  President and Chairman of its Medical  Advisory
Committee.  The formation of the Company's Ethical  Pharmaceutical  Unit follows the Patent  Office of The  United  States  Commerce  Department  confirming  the assignment  to  the  Company  of  a  Patent  Application  for  the  "Method  and
Composition  for the Topical  Treatment  of Diabetic  Neuropathy."  In September
2001,  the Patent  Office  confirmed  the  assignment to the Company of a Patent
Application  entitled the  "Medicinal  Composition  and Method of Using it" (for
Treatment of  Sialorrhea  and other  Disorders)  for a  prescription  product to relieve  sialorrhea  (drooling) in patients  suffering from Amyotrophic  Lateral
Sclerosis (ALS),  otherwise known as Lou Gehrig's Disease. In November 2001, the
Company was assigned a Patent Application  entitled  "Composition and Method for
Prevention,  Reduction  and Treatment of Radiation  Dermatitis"  with the Patent
Office  of  The  United  States  Commerce  Department.  The  establishment  of a dedicated  pharmaceutical  subsidiary  will enable the Company to diversify into the  prescription  drug market and to ensure safe and effective  distribution of these important potential new products currently under development.

Cold Remedy Products
--------------------

Cold-Eeze(R),  a zinc  gluconate  glycine  formulation  (ZIGG(TM))  is  sold  in lozenge,  bubble gum and  sugar-free  tablet  forms.  In May 1992,  the  Company entered into an exclusive agreement for worldwide representation, manufacturing,

marketing  and  distribution   rights  to  a  zinc  gluconate   glycine  lozenge
formulation  which was patented in the United States,  United  Kingdom,  Sweden,
France,  Italy,  Canada,  Germany,  and is  pending  in Japan.  This  product is presently being marketed by the Company and also through independent brokers and marketers in the United States under the trade names Cold-Eeze(R),  Cold-Eeze(R)
Sugar  Free,  and  Cold-Eeze(R)  Bubble  Gum and in Canada  under the trade name
Zigg-Eeze(TM).

In 1996, the Company also acquired an exclusive  license to a zinc gluconate use patent,  thereby  assuring  the Company  exclusivity  in the  manufacturing  and marketing of zinc gluconate glycine lozenge formulated cold relief products.

In April 2002,  the Company was  assigned a Patent  Application  which was filed with the Patent Office of the United States  Commerce  Department for the use of
Cold-Eeze(R) as a prophylactic for cold prevention.  The new patent  application follows the results of an adolescent  study at the Heritage  School  facility in
Provo,  Utah, that found that the use of Cold-Eeze(R) is effective in preventing a cold,  reduces the use of antibiotics and confirmed that Cold-Eeze(R)  reduces the median duration of a cold by four days.

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

In April 2002, the Company announced the statistical  results of a retrospective clinical  study that suggests that  Cold-Eeze(R)  is also an effective  means of preventing  the common cold.  This  adolescent  study  indicated that when taken daily,  Cold-Eeze(R)  statistically  lessens  the number of colds an  individual suffers per year,  reducing the median from 1.5 to zero.  These findings are the result of analyzing three years of clinical data at the Heritage School facility in Provo,  Utah.  The study also found that the use of  Cold-Eeze(R)  to treat a cold statistically reduces the use of antibiotics for respiratory illnesses from
39.3% to 3.0%  when  Cold-Eeze(R)  is  administered  as a first  line  treatment approach to the common cold.  Additionally,  the study  reinforces  the original clinical trials,  concluding that Cold-Eeze(R)  reduces the median duration of a cold by four days.

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

Ethical Pharmaceutical Products
-------------------------------

The  establishment  of an  ethical  pharmaceutical  subsidiary  will  enable the
Company to diversify  into the  prescription  drug market and to ensure safe and effective distribution of these important potential new products currently under development.

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

o     In September  2001,  the Patent  Office  confirmed  the  assignment to the
      Company of a Patent  Application  entitled the "Medicinal  Composition and
      Method of Using it" (for Treatment of Sialorrhea and other  Disorders) for a product to relieve  sialorrhea  (drooling)  in patients  suffering  from
      Amyotrophic  Lateral  Sclerosis  (ALS),  otherwise  known as Lou  Gehrig's
      Disease.

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

In April 2002, the Company commenced a Phase II proof of concept study in France for treatment of diabetic  neuropathy.  If the study is successful,  the Company will apply for approval by the FDA to begin pivotal  Phase III clinical  trials.
Because  the  Company's  formulation  for relief of  diabetes-related  pain is a topical  treatment and its  ingredients are GRAS listed  (Generally  Regarded As
Safe) as  identified  in the Code of Federal  Regulations,  FDA  approval  could potentially be obtained within a two-year period.

In July 2002,  the Company  announced  the  commencement  of a Phase II clinical trial on a new formulation  being developed and tested by the Company to relieve
Sialorrhea  (excess  secretions  of the salivary  glands,  causing  drooling) in patients suffering from diseases including  Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig's Disease,  Cerebral Palsy,  Parkinson's  Disease,
and Muscular Dystrophy.

Health And Wellness Products
----------------------------

Darius International Inc., a wholly owned subsidiary, was formed in January 2000 for the purpose of introducing new products to the marketplace through a network of independent  distributors.  On January 2, 2001, the Company  acquired certain assets and assumed certain  liabilities of a privately held company  involved in the direct marketing and distribution of health and wellness products. Darius is a direct selling  organization  specializing in proprietary  health and wellness products.  The  products  marketed  and sold by Darius are herbal  vitamins  and dietary  supplements for the human condition,  in the area of health,  immunity, energy and pain.

Sun-care and Skincare Products
------------------------------

Caribbean Pacific Natural Products, Inc., is a leading developer and marketer of all-natural,  eco-safe sun-care and skincare products for luxury resorts,  theme parks and spas. Caribbean Pacific markets a line of natural protectors,  or "Sol
Cremes," that provide dual protection  against the damaging  effects of the sun, along with various products rich in essential  nutrients and vitamins  necessary for the skin.

Caribbean  Pacific  also  has  the  capability  to  make  available   customized
merchandise,  which complements the range of sun-care and skincare products that it currently markets.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated Balance Sheet at June 30, 2002, the Consolidated  Statements of
Operations  for the three and  six-months  periods ended June 30, 2002 and 2001, and the  Consolidated  Statements of Cash Flows  (Condensed)  for the six-months periods ended June 30, 2002 and 2001,  have been prepared  without audit. In the
opinion  of  management,   all  adjustments  necessary  to  present  fairly  the
consolidated   financial  position,   consolidated  results  of  operations  and
consolidated  cash flows,  for the periods  indicated,  have been made.  Certain
prior  period  amounts  have  been   reclassified   to  conform  with  the  2002
presentation.

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

In the  past,  the 40  percent  ownership  position  representing  the  minority interest has been  reflected in the  Consolidated  Statements of Operations  for
their  portion  of  losses,  and in the  Consolidated  Balance  Sheet  for their ownership portion of accumulated  losses,  share of net assets and capital stock at  acquisition  date.  At June 30, 2002,  accumulated  losses  associated  with minority  interest have reduced minority  interest to zero on the Balance Sheet, with excess  losses  amounting to $177,365  being  absorbed in the  Consolidated
Statement of Operations in 2002 and 2001, by the Company.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and  distribution of health and wellness  products.  This  acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's stock issued to the former owners of the net assets acquired.  The net assets acquired at acquisition principally consisted of intangibles,  inventory, accounts  receivable,  bank  balances  and fixed  assets  totaling  $536,000 and
liabilities  assumed  approximating   $416,000.  Also  required  are  continuous
payments for the use of product  formulations;  consulting;  confidentiality and non-compete  fees that are 12% on net sales  collected  until  $540,000 is paid, then becoming 5% on net sales collected for the continuous applications of these arrangements.  During March 2002,  the payout  level of $540,000  was  achieved, whereupon the rate became 5%. This  acquisition is accounted for by the purchase method of accounting and accordingly,  the operating  results have been included in the  Company's  Consolidated  Statements  of  Operations  from  the  date  of acquisition. The excess of cost over net assets acquired has been amortized on a straight-line  basis over a period of 15 years.  Subsequent to 2001, the account will only be reduced if the value becomes impaired.

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

PATENT RIGHTS AND INTANGIBLES

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months.  Amortization costs  incurred for the six months  periods  ended June 30, 2002 and 2001,  were
$21,940  and  $43,880,  respectively.  At March  31,  2002,  this item was fully amortized.

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

Following the adoption of Statement 142, the amortization  expense, net loss and earnings  per-share  of The  Quigley  Corporation  for the three  months and six months periods ended June 30, 2002 and 2001 are as follows:

                                       Three Months Ended June 30       Six Months Ended June 30
-------------------------------------------------------------------------------------------------

                                            2002           2001         2002             2001
-------------------------------------------------------------------------------------------------

Reported net loss                       ($1,450,220)   ($680,443)   ($3,150,988)   ($  1,083,352)
Add back: Goodwill amortization                --          5,486           --             21,944
                                        -----------    ---------    -----------    -------------
Adjusted Net Loss                       ($1,450,220)   ($674,957)   ($3,150,988)   ($  1,061,408)
                                        ===========    =========    ===========    =============

Basic and Diluted earnings per share:

Reported net loss                       ($     0.13)   ($   0.06)   ($     0.29)   ($       0.10)
Goodwill amortization                          --           --             --               --
                                        -----------    ---------    -----------    -------------
Adjusted net loss - Basic               ($     0.13)   ($   0.06)   ($     0.29)   ($       0.10)
                                        ===========    =========    ===========    =============
Adjusted net loss - Diluted             ($     0.13)   ($   0.06)   ($     0.29)   ($       0.10)
                                        ===========    =========    ===========    =============

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and multi-outlet  pharmacy chains,  five of which account for 14%
and 25% of sales  volume,  for the six months  periods  ended June 30,  2002 and
2001, respectively.

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

Quigley  Pharma was formed in 2001 for the  purpose of  developing  prescription drug  products.  These  potential new products are based on patent  applications that the Company has acquired.  The Company's  potential  products are currently undergoing  research  and  testing and will  require  substantial  resources  to develop these applications into commercial products.  The successful  conclusion of such research is dependent on regulatory approval and may take several years.

Darius'  products for resale are sourced from  several  suppliers.  In the event that such sources were no longer in a position to supply  Darius with  products, other vendors have been identified as reliable alternatives,  which could result in a temporary delay in production or a minimal adverse loss of business.

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

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an  impairment  loss has  occurred,  such  loss will be  recognized  in the
Statement of Operations as the difference  between the carrying  amount and fair value of the asset.

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

In August 2001, the EITF issued EITF No. 01-09,  "Accounting  for  Consideration
Given by a Vendor to a Customer or a Reseller  of the  Vendor's  Products"  that codified and reconciled EITF No. 00-14, No. 00-22,  "Accounting for "Points" and
Certain Other Time-Based or Volume-Based  Sales Incentive Offers, and Offers for
Free Products or Services to be Delivered in the Future" and No. 00-25,  "Vendor
Income Statement  Characterization  of  Consideration  Paid to a Reseller of the
Vendor's  Products." EITF No. 01-09  addresses the accounting for  consideration
given  by  a  vendor  to  a  customer.   The  Task  Force  concluded  that  cash
consideration  (including a sales  incentive) given by a vendor to a customer is presumed to be a reduction of the selling  prices of the vendor's  products and, therefore,  should be characterized as a reduction of revenue when recognized in
the  vendor's   income   statement.   That   presumption  is  overcome  and  the
consideration  should be  characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the  recipient of the  consideration that meets both of the following  conditions:  (1) The vendor receives,  or will receive,  an  identifiable  benefit  (goods  or  services)  in  return  for  the consideration.  The identified  benefit must be sufficiently  separable from the recipient's  purchase of the vendor's  products  such that the vendor could have entered into an exchange  transaction with a party other than a purchaser of its products  in order to  receive  that  benefit;  (2) The  vendor  can  reasonably estimate  the fair  value of the  benefit  identified.  This  pronouncement  was adopted in the first quarter of 2002.

SHIPPING AND HANDLING

Product sales relating to Health and Wellness and Sun-care and Skincare products
carry  an  additional   identifiable  shipping  and  handling  charge  which  is
classified as revenue. For cold remedy products, such costs are included as part of the invoiced  price.  In all cases costs related to this revenue are recorded in costs of goods sold.

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees  and  non-employees  since the date of the  Company's
public  inception.   Options  and  warrants  are  exercisable  during  a  period determined  by the  Company,  but in no event later than ten years from the date granted.

The Company's policy for stock and option grants follows APB No. 25 and FASB 123 which  clarifies the definition of employee for purposes of applying APB No. 25, criteria for determining  whether a plan qualifies as a  non-compensatory  plan, the  accounting  consequences  of  various  modifications  to  the  terms  of  a previously  fixed option or award,  and the  accounting for an exchange of share compensation awards in a business combination, among others. Under the intrinsic value method  prescribed by APB No. 25, the Company has recorded no compensation expense relating to option grants to employees in periods reported.

Expense  relating to warrants granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the Black  Scholes  pricing model dependent upon the circumstances relating to the specific grants.

ROYALTIES

The Company  includes  royalties  and founders  commissions  incurred as cost of products sold based on agreement terms.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs incurred for the six months periods ended June 30,
2002 and 2001 were $943,021 and  $1,180,102,  respectively.  Included in prepaid expenses and other current assets was $240,000 and $419,000 at June 30, 2002 and
December 31, 2001,  respectively,  relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the six  months  periods  ended  June 30,  2002 and 2001  were
$1,231,401 and $523,032, respectively. Principally, the increase of research and development  costs in 2002 was due to  expenses  incurred as part of the product research  costs  related  to  Quigley  Pharma and study  costs  associated  with
Cold-Eeze(R).   Quigley  Pharma  is  currently  involved  in  research  activity following  patent  applications  that the Company has acquired and such research and  development  costs relating to potential  products are expected to increase significantly over time as product research and testing progresses.

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

Financial information by business segment follows:

-----------------------------------------------------------------------------------------------------------------------------------
  For the three                    Cold                           Sun-care and           Ethical
  months ended                    Remedy         Health and         Skincare          Pharmaceutical        Corporate and
  June 30, 2002                  Products         Wellness          Products             Products               Other         Total
-----------------------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                      $1,113,717      $3,939,906          $675,450                -                    -       $5,729,073
 Inter-segment                        -               -                 -                   -                    -             -
Licensing fees                        -               -                 -                   -                    -             -
Segment operating
 profit (loss)                 ($1,417,941)       $369,533         ($116,226)          ($337,440)              $14,226  ($1,487,848)

-----------------------------------------------------------------------------------------------------------------------------------
  As of and for the                Cold                           Sun-care and           Ethical
  six months ended                Remedy        Health and          Skincare          Pharmaceutical        Corporate and
  June 30, 2002                  Products        Wellness           Products             Products               Other         Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales
 Customers                      $3,743,640      $6,294,514         $1,200,324               -                     -     $11,238,478
 Inter-segment                        -               -                  -                  -                     -            -
Licensing fees                     148,866            -                  -                  -                     -         148,866
Segment operating
 profit (loss)                  (2,945,105)        421,592            (87,726)         ($648,481)               26,247   (3,233,473)
Total Assets                   $25,604,612      $1,539,252         $1,132,601               -              ($3,532,951) $24,743,514
-----------------------------------------------------------------------------------------------------------------------------------
  For the three                    Cold                           Sun-care and           Ethical
  months ended                    Remedy        Health and          Skincare          Pharmaceutical        Corporate and
  June 30, 2001                  Products        Wellness           Products             Products                Other        Total
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales
 Customers                        $982,417      $1,585,461           $747,841               -                     -      $3,315,719
 Inter-segment                    (115,673)       (117,790)              -                  -                 $233,463         -
Licensing fees                   1,273,864            -                  -                  -                     -       1,273,864
Segment operating
 profit (loss)                   ($578,242)       ($98,958)         ($199,009)         ($121,848)             $126,677    ($871,380)
-----------------------------------------------------------------------------------------------------------------------------------
  As of and for the                Cold                           Sun-care and            Ethical
  six months ended                Remedy        Health and          Skincare           Pharmaceutical       Corporate and
  June 30, 2001                  Products        Wellness           Products              Products               Other       Total
-----------------------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                      $4,268,588      $2,360,979         $1,391,620               -                     -      $8,021,187
 Inter-segment                    (116,385)        176,412               -                  -                 ($60,027)        -
Licensing fees                   1,273,864            -                  -                  -                     -       1,273,864
Segment operating
 Profit (loss)                    (896,620)       (291,881)          (201,027)         ($154,474)              117,420   (1,426,582)
Total Assets                   $23,453,032      $1,147,363         $1,392,623               -              ($3,033,077) $22,959,941

Costs attributable to Quigley Pharma relating to 2002 and 2001 research activity have  been  disclosed  above  in the  segment  caption  "Ethical  Pharmaceutical
Products".

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial consultant to the Company. The consulting agreement commenced on March
7, 2002 and has a term of twelve months, but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by
Forrester to the Company,  the Company  granted to Forrester,  or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock. The warrants have three distinct  exercise  prices,  500,000 warrants are exercisable at $6.50 per share,  250,000  warrants are  exercisable at $8.50 per share,  and 250,000  warrants are exercisable at $11.50 per share.  The warrants are  exercisable  until  the  earlier  to occur of (i) March 6, 2003 or (ii) the termination of the Consulting Agreement.  In the six months ended June 30, 2002, the Company recorded an expense of $700,000  relating to the grant. In May 2002,
Forrester Financial exercised 500,000 warrants at an exercise price of $6.50 per share resulting in cash received by the Company in the amount of $3,250,000 with a correlating increase to additional paid-in-capital.

At June 30,  2002,  there were  3,803,000  unexercised  and vested  options  and warrants of the Company's stock available for exercise.

NOTE 5 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for years prior to 1999. The tax benefit  effects of option and warrant  exercises  during the period 1999 to 2002 were $1,756,383.  However,  these benefits were deferred because of a net operating  loss  carry-forward  for tax purposes  ("NOLs") that occurred during the fourth quarter of 1999,  resulting from a cumulative  effect of deducting a total value of $42,800,364 attributed to these options,  warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock  activities  approximate  $12.7 million for federal tax  purposes,  of which $3.5 million will expire in 2019, $9.2 million in 2020 and thereafter; and
$17.9  million for state  purposes,  of which $9.7  million will expire in 2009,
$3.3 million in 2010 and $4.9 million in 2011 and thereafter.  Until  sufficient taxable  income to offset  the  temporary  timing  differences  attributable  to operations  and the tax  deductions  attributable  to option,  warrant and stock activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share ("EPS")  excludes  dilution and is computed by dividing income available to Common Stockholders by the weighted average number of common shares  outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if  securities  or other  contracts  to issue Common Stock were exercised or  converted  into Common Stock or resulted in the issuance of Common
Stock that then shared in the earnings of the entity.  Diluted EPS also utilizes the treasury stock method that prescribes a theoretical  buy-back of shares from the  theoretical  proceeds of all options and  warrants  outstanding  during the period. Since there are 3,803,000 options and warrants outstanding, fluctuations in the  actual  market  price  can have a varying  of  results  for each  period presented.  For the periods  presented that reflect losses,  no effect was given for options and warrants because the result would be anti-dilutive.

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented is as follows  (millions,  except earnings per share amounts):

                    Three Months Ended       Six Months Ended       Three Months Ended       Six Months Ended
                       June 30, 2002            June 30, 2002          June 30, 2001           June 30, 2001
                    Loss    Shares  EPS     Loss    Shares  EPS     Loss   Shares   EPS     Loss    Shares   EPS
                    -----------------------------------------------------------------------------------------------

Basic EPS          ($ 1.5)   11.0 ($0.13) ($ 3.2)   10.8   ($0.29) ($0.7)   10.7   ($0.06) ($1.1)   10.7    ($0.10)
Dilutives:
Options/Warrants      --      --       --     --      --       --     --      --              --      --       --
                   ------------------------------------------------------------------------------------------------

Diluted EPS        ($ 1.5)   11.0 ($0.13) ($ 3.2)   10.8   ($0.29) ($0.7)   10.7   ($0.06) ($1.1)   10.7    ($0.10)
                  =================================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items paid or payable under such arrangements  amounted to approximately $33,525 and $69,000 respectively, for the six-months periods ended
June 30, 2002 and 2001.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the six-months periods ended June 30, 2002 and 2001, fees  amounting  to $140,993  and  $150,470,  respectively,  have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  providing  for  Forrester  to  act  as  a  financial consultant to the Company.  The consulting  agreement commenced on March 7, 2002 and has a term of twelve  months,  but may be  terminated  by the Company in its sole  discretion  at any time.  As  compensation  for services to be provided by
Forrester to the Company,  the Company  granted to Forrester,  or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock at three specific exercise prices.  The warrants are exercisable until the earlier to occur of (i) March 6, 2003 or (ii) the  termination of the Consulting
Agreement.  In the six months  ended June 30,  2002,  the  Company  recorded  an expense of $700,000  relating  to the grant.  In May 2002,  Forrester  Financial exercised  500,000 warrants at an exercise price of $6.50 per share resulting in cash received by the Company in the amount of $3,250,000.

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

In August 2000,  the District  Court of Clark County,  Nevada,  held that it had jurisdiction to decide the Company's declaratory judgment action filed in April,
2000,  against two putative  shareholders  (Thomas Goldblum and Alan Wayne),  in which the  Company  seeks a  judicial  declaration  that,  based on  stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split
satisfy  and/or  comply with Nevada law and that the  capitalization  of Quigley evidenced by the issued and outstanding  shares of common stock and common stock warrants is as reflected on Quigley's  stock  transfer  ledger on September  10,
1999, the record date of the Special Meeting. The District Court of Clark County
held a  hearing  on this  matter  on March  19,  2002 and  ruled in favor of The
Quigley Corporation. A final judgment has been entered of record by the Court on
June 21, 2002.  The period for appeal of this order to the Nevada  Supreme Court has expired.

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

An action was filed by Intervention, Inc. on July 2, 2002 in Contra Costa County
Superior  Court  under the  California  Unfair  Competition  Law,  Business  and
Professions Code, Section 17200. The Complaint claims that COLD-EEZE(R) does not contain  ionic zinc and therefore  does not have the unique  quality the Company asserts for it. The  Complaint  purports to attack The  Cleveland  Clinic  Study titled Zinc  Gluconate  Lozenges for Treating the Common Cold and the  Dartmouth
Study,  Zinc  Gluconate and The Common Cold: A Controlled  Clinical  Study.  The
plaintiff  claims  that  the  Dartmouth  Study  is not  double-blind  and is not randomized.  The plaintiff also claims that The Cleveland Clinic Study is untrue and deceptive  because it did not conclude that patients  "starting  treatments"
with zinc had a 42% reduction in duration of the common cold and, also,  because the 42%  reduction in common cold duration is not a reference to average of cold duration but rather is a reference to the reduction in median duration. There is also a claim by the plaintiff that there is an implied claim that the results in the studies have been confirmed by repetition which plaintiff contests.

The  plaintiff is requesting  attorney's  fees and costs,  corrective  equitable relief including restitution and an injunction.

The Company  believes  plaintiff's  claim is completely  without  merit,  has no scientific  basis and is  vigorously  defending  the  lawsuit and has denied any liability to the plaintiff. Certain pre-trial discovery and motions remain to be completed and no prediction can be made as to the outcome of this case.

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common   Pleas  of  Bucks  County   against  the  former   President  of  Darius
International Inc., its wholly owned subsidiary,  following  termination of such
President.  The allegations in the complaint include, but are not limited to, an alleged  breach of fiduciary  duty owed to the  Company.  The Company is seeking both  injunctive  and monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting  that the Court declare him the lawful owner of
55,000 stock options,  unspecified  damages  relating to an alleged breach of an oral contract and for  commissions  allegedly  owed. In addition,  the Defendant requests  the return of  certain  intellectual  property  used to  commence  and continue Darius' operations.

The  Corporation  believes  Defendant's  claims are without merit, is vigorously defending the counterclaims  and is prosecuting its action on its complaint.  No assessment as to the outcome of this action can be made at this time.

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

ITEM 2: MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

In addition to  historical  information,  this Report  contains  forward-looking statements.  These  forward-looking  statements are subject to certain risks and uncertainties  that could cause actual results to differ  materially  from those reflected in these forward-looking  statements.  Factors that might cause such a difference  include,  but are not limited to management of growth,  competition, pricing pressures on the Company's product, industry growth and general economic conditions.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements,  which reflect management's opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking  statements. The Company is subject to a variety of factors  more fully  described in the  Company's  Annual
Report on Form 10-K filed with the Securities and Exchange Commission.

Overview
--------

Revenues  for the  three  and six  months  periods  ended  June  30,  2002  were
$5,729,073  and  $11,387,344,   respectively,  as  compared  to  $4,589,583  and
$9,295,051 for the comparable  2001 periods.  Revenue for the six months periods ended June 30,  2002 and 2001  include  an amount of  $148,866  and  $1,273,864, respectively,  relating  to  licensing  fees  from the  settlement  of a lawsuit following the filing by The Quigley  Corporation of a patent  infringement  suit against Gel Tech, LLC, the developer of Zicam(TM),  and Gum Tech  International,
Inc., its distributor, in November 1999. Under the agreement, Gum Tech agreed to pay The Quigley  Corporation  $1,137,500  for a limited  license  for  Quigley's patent  on the use of zinc  gluconate  for the  treatment  of the  duration  and symptoms  of the common  cold.  Gum Tech was also  required  to pay The  Quigley
Corporation  an ongoing  royalty of 5.5 percent from April 1, 2001 through March
5,  2002 on all  Zicam  cold  relief  sales  receipts.  In  addition,  Gum  Tech guaranteed to pay Quigley a minimum of $500,000 in ongoing royalties  regardless of sales receipts  through March 5, 2002, that actually totaled $557,957 for the period.  Legal and other  expenses  associated  with this  lawsuit  approximated
$700,000.

Darius  International,  Inc., and Caribbean Pacific Natural Products,  Inc., had
combined  revenues for the three and six months  periods  ended June 30, 2002 of
$4,615,356 and $7,494,838 with the comparable 2001 revenues being $2,333,302 and
$3,752,599,  respectively.  The increased  revenues for these  entities  reflect improved performance from the Company's diversification strategy that started in the second half of 2000 into other Health and Wellness and Sun-Care and Skincare business segments to augment the Company's core business of cold remedy products where the majority of these revenues  generally result during the second half of the year.

Net sales of the  Cold-Eeze(R)  products  were reduced in the six months  period ended June 30, 2002 over the comparable 2001 period by  approximately  $525,000.
Consumer  demand for cold remedies  generally  was reduced  during the past cold season  despite the increase in the  incidence  of illnesses  during the period.
Additionally,  due to the  weakness  in the  economy  our  customers  are better
managing   inventory  levels  which  impacts  the  size  and  frequency  of  the
Cold-Eeze(R) orders placed.

The Company  continues  to support  Cold-Eeze(R)  through  ongoing  co-operative advertising with our customers with strong  promotional  activity at store level and directly with our consumer at the point of purchase.

The  consolidated  Gross Profit  margin was reduced in 2002 due to the licensing fee income in 2001 along with the higher  proportion  of sales  attributable  to
Darius,  the  products  of which  carry a lower  margin  compared  to the  other business segments of the Company.

Net loss for the three and six months periods ended June 30, 2002 was $1,450,220 and $3,150,988,  respectively,  the  comparative  2001 net loss was $680,443 and
$1,083,352.  Net loss in 2002 increased during the second quarter and during the first six  months as a result  of  additional  research  and  development  costs associated with Quigley Pharma and other clinical studies;  fees associated with consulting  duties;  and  the  decrease  in  net  licensing  fees  from  settled litigation  that occurred  during the second quarter of 2001.  These  additional losses  were  mitigated  by net  profits  reflected  in 2002 from the Health and
Wellness business segment.

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

Significant Accounting Policies
-------------------------------

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered to the general public. Due to the nature of the business, it is unlikely that any  accounting  policies,  that are open to  interpretation,  could have a material effect on the Company's  results of operations.  Certain key accounting policies  that may affect the  results of the  Company are the timing of revenue recognition and sales incentives (including coupons, rebates and discounts); the classification  of  advertising  expenses;  and the fact that all  research  and development  expenses  are  expensed  as  incurred.  Note 1 to the  consolidated financial  statements  describes  the  Company's  other  significant  accounting policies.

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

In August 2001, the EITF issued EITF No. 01-09,  "Accounting  for  Consideration
Given by a Vendor to a Customer or a Reseller  of the  Vendor's  Products"  that codified and reconciled EITF No. 00-14, No. 00-22,  "Accounting for "Points" and
Certain Other Time-Based or Volume-Based  Sales Incentive Offers, and Offers for
Free Products or Services to be Delivered in the Future" and No. 00-25,  "Vendor
Income Statement  Characterization  of  Consideration  Paid to a Reseller of the
Vendor's  Products." EITF No. 01-09  addresses the accounting for  consideration
given  by  a  vendor  to  a  customer.   The  Task  Force  concluded  that  cash

consideration  (including a sales  incentive) given by a vendor to a customer is presumed to be a reduction of the selling  prices of the vendor's  products and, therefore,  should be characterized as a reduction of revenue when recognized in
the  vendor's   income   statement.   That   presumption  is  overcome  and  the
consideration  should be  characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the  recipient of the  consideration that meets both of the following  conditions:  (1) The vendor receives,  or will receive,  an  identifiable  benefit  (goods  or  services)  in  return  for  the consideration.  The identified  benefit must be sufficiently  separable from the recipient's  purchase of the vendor's  products  such that the vendor could have entered into an exchange  transaction with a party other than a purchaser of its products  in order to  receive  that  benefit;  (2) The  vendor  can  reasonably estimate  the fair  value of the  benefit  identified.  This  pronouncement  was adopted in the first quarter of 2002.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs incurred for the six months periods ended June 30,
2002 and 2001 were $943,021 and  $1,180,102,  respectively.  Included in prepaid expenses and other current assets was $240,000 and $419,000 at June 30, 2002 and
December 31, 2001,  respectively,  relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the six  months  periods  ended  June 30,  2002 and 2001  were
$1,231,401 and $523,032, respectively. Principally, the increase of research and development  costs in 2002 was due to  expenses  incurred as part of the product research  costs  related  to  Quigley  Pharma and study  costs  associated  with
Cold-Eeze(R).   Quigley  Pharma  is  currently  involved  in  research  activity following  patent  applications  that the Company has acquired and such research and  development  costs relating to potential  products are expected to increase significantly over time as product research and testing progresses.

RESULTS OF OPERATIONS

Three months ended June 30, 2002 compared to three months ended June 30, 2001
-----------------------------------------------------------------------------

For the three  months  ended June 30,  2002,  the Company  reported  revenues of
$5,729,073  and a net loss of  $1,450,220  as compared to revenues of $4,589,583 and a net loss of  $680,443,  for the  comparable  period  ended June 30,  2001.
Cold-Eeze(R)  sales were reduced in 2002 due to the variable  nature of consumer demand in the off-peak  cough/cold season. In this economy,  it appears that our customers are managing their inventory  levels to achieve  maximum  efficiencies
resulting  in  reduced  order  frequency.   Darius  and  Caribbean  Pacific  had
consolidated  sales  in the  three  months  ended  June  30,  2002  and  2001 of
$4,615,356 and $2,333,302,  respectively,  reflecting the  effectiveness  of the
Company's  diversification  strategy to augment the  Company's  core business of cold remedy  products  where the  majority of these  revenues  generally  result during the second half of the year.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the three months ended June 30, 2002 was 61.6% compared to 52.5%
for the comparable period ended June 30, 2001. The 2002 results reflect a higher cost of sales due to the greater  proportion of sales  represented  by Darius in
2002 (67% of consolidated  2002 sales as compared to 46.8% of consolidated  2001
sales).   The  Darius  cost  of  goods  is  significantly   higher  relative  to
Cold-Eeze(R) and Caribbean Pacific products, thereby increasing the overall 2002 percentage.

For the  three  months  ended  June 30,  2002,  total  operating  expenses  were
$3,598,841 compared to $3,686,357 for the comparable period ended June 30, 2001.
The 2002 expenditures  reflects  increased  clinical trial costs associated with
Quigley Pharma of  approximately  $209,000,  along with additional  Cold-Eeze(R)
trial and study costs  approximating  $175,000.  Comparative  operating expenses were affected by the legal costs,  approximating  $700,000,  incurred in 2001 in relation to the lawsuit with Gel Tech, LLC.

As  compared  to 2001,  net loss for the three  months  ended June 30,  2002 was negatively  impacted  by  the  reduction  in net  licensing  fees  from  settled litigation  along  with  increased  research  and  development  costs  primarily associated with Quigley Pharma and other clinical studies.

During the three  months ended June 30, 2002,  the major  operating  expenses of salaries,  brokerage commissions,  promotion, media advertising, and legal costs
accounted  for  $2,018,714  (56%)  of  total  operating  costs.   These  expense
categories for the comparable  period in 2001 accounted for $2,422,836  (65%) of total operating  costs. The remaining items for the periods were of a semi-fixed nature in that they do not strictly follow sales trends.

Six months ended June 30, 2002 compared to six months ended June 30, 2001
-------------------------------------------------------------------------

For the six  months  ended June 30,  2002,  the  Company  reported  revenues  of
$11,387,344  and a net loss of  $3,150,988 as compared to revenues of $9,295,051 and a net loss of  $1,083,352,  for the  comparable  period ended June 30, 2001.
Cold-Eeze(R)  sales were  reduced in 2002 due to a  slowdown  in demand  despite increases in cough/cold illnesses. The diversification strategy that the Company started in 2000 into  other  Health  and  Wellness  and  Sun-Care  and  Skincare business  segments  made a  significant  contribution  to  revenues  with  these segments  having  combined  revenues of $7,494,838 as compared to $3,752,599 for the same period 2001. This diversification  augments the Company's core business of cold remedy  products where the majority of these revenues  generally  result during the second  half of the year.  Revenues  for the first six months of 2001 include an amount of  $1,273,864 in the  settlement  of a lawsuit  following the filing by the Quigley  Corporation  of a patent  infringement  suit  against Gel
Tech,  LLC, the developer of Zicam(TM)  and Gum Tech  International,  Inc.,  its
distributor.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the six months  ended June 30, 2002 was 54.6%  compared to 42.6%
for the comparable period ended June 30, 2001. The 2002 results reflect a higher cost of sales due to the greater  proportion of sales  represented  by Darius in
2002 (54% of consolidated  2002 sales as compared to 27.5% of consolidated  2001

sales).   The  Darius  cost  of  goods  is  significantly   higher  relative  to
Cold-Eeze(R)  and Caribbean  Pacific  products,  thereby  increasing the overall percentage.

For the six months ended June 30, 2002, total operating expenses were $8,259,152 compared to $7,066,378 for the  comparable  period ended June 30, 2001. The 2002 expenditures  reflects  increased research and development costs associated with
Quigley Pharma of  approximately  $450,000,  along with additional  Cold-Eeze(R)
trial and study costs approximating $90,000. Comparative operating expenses were affected by reduced legal costs in 2002 of approximately $450,000, however, 2002 administration  costs included a charge of $700,000  relating to the granting of
1,000,000  warrants to  Forrester  Financial,  LLC in March 2002  providing  for
Forrester to act as a financial consultant to the Company.

Net loss for the six months ended June 30, 2002 was  negatively  impacted by the reduced net licensing  fees that  commenced  during the second  quarter of 2001, increased  research and  development  costs in 2002  primarily  associated  with
Quigley  Pharma and other  clinical  studies  and fees in 2002  associated  with consulting services.

During the six months  ended June 30,  2002,  the major  operating  expenses  of salaries,  brokerage commissions,  promotion, media advertising, and legal costs accounted  for  $5,246,452  (63.5%)  of total  operating  costs.  These  expense categories for the comparable  period in 2001 accounted for $4,688,378  (66%) of total operating  costs. The remaining items for the periods were of a semi-fixed nature in that they do not strictly follow sales trends.

LIQUIDITY AND CAPITAL RESOURCES

The total  assets of the  Company at June 30,  2002 and  December  31, 2001 were
$24,743,514  and  $24,755,795,   respectively.   Working  capital  increased  to
$19,077,178 from $18,625,819 during the period. The significant  movement within total assets represents the decrease in accounts receivable of $2,640,884,  cash and cash equivalents increased by $3,098,326, prepaid expenses and other current assets decreased by $656,759,  inventory  increased by $112,383.  From a working capital perspective,  accounts payable increased by $1,334 and accrued royalties
and  sales  commissions   decreased  over  the  period  by  $539,002  while  the
advertising accrual decreased by $434,275.  Total cash balances at June 30, 2002 were $12,839,166,  as compared to $9,740,840 at December 31, 2001. In June 2002,
Forrester  Financial,  LLC exercised  500,000  warrants at an exercise  price of
$6.50 per share,  resulting  in cash  received  by the  Company in the amount of
$3,250,000.

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

In August 2000,  the District  Court of Clark County,  Nevada,  held that it had jurisdiction to decide the Company's declaratory judgment action filed in April,
2000,  against two putative  shareholders  (Thomas Goldblum and Alan Wayne),  in which the  Company  seeks a  judicial  declaration  that,  based on  stockholder approval of the Corrective Action Proposal, the Reverse Splits and Forward Split
satisfy  and/or  comply with Nevada law and that the  capitalization  of Quigley evidenced by the issued and outstanding  shares of common stock and common stock warrants is as reflected on Quigley's  stock  transfer  ledger on September  10,
1999, the record date of the Special Meeting. The District Court of Clark County
held a  hearing  on this  matter  on March  19,  2002 and  ruled in favor of The
Quigley Corporation. A final judgment has been entered of record by the Court on
June 21, 2002.  The period for appeal of this order to the Nevada  Supreme Court has expired.

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

                               INTERVENTION, INC.

An action was filed by Intervention, Inc. on July 2, 2002 in Contra Costa County
Superior  Court  under the  California  Unfair  Competition  Law,  Business  and
Professions Code, Section 17200. The Complaint claims that COLD-EEZE(R) does not contain  ionic zinc and therefore  does not have the unique  quality the Company asserts for it. The  Complaint  purports to attack The  Cleveland  Clinic  Study titled Zinc  Gluconate  Lozenges for Treating the Common Cold and the  Dartmouth
Study,  Zinc  Gluconate and The Common Cold: A Controlled  Clinical  Study.  The
plaintiff  claims  that  the  Dartmouth  Study  is not  double-blind  and is not randomized.  The plaintiff also claims that The Cleveland Clinic Study is untrue and deceptive  because it did not conclude that patients  "starting  treatments"
with zinc had a 42% reduction in duration of the common cold and, also,  because the 42%  reduction in common cold duration is not a reference to average of cold duration but rather is a reference to the reduction in median duration. There is also a claim by the plaintiff that there is an implied claim that the results in the studies have been confirmed by repetition which plaintiff contests.

The  plaintiff is requesting  attorney's  fees and costs,  corrective  equitable relief including restitution and an injunction.

The Company  believes  plaintiff's  claim is completely  without  merit,  has no scientific  basis and is  vigorously  defending  the  lawsuit and has denied any liability to the plaintiff. Certain pre-trial discovery and motions remain to be completed and no prediction can be made as to the outcome of this case.

                          LITIGATION - FORMER EMPLOYEE

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common   Pleas  of  Bucks  County   against  the  former   President  of  Darius
International Inc., its wholly owned subsidiary,  following  termination of such
President.  The allegations in the complaint include, but are not limited to, an alleged  breach of fiduciary  duty owed to the  Company.  The Company is seeking both  injunctive  and monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting  that the Court declare him the lawful owner of
55,000 stock options,  unspecified  damages  relating to an alleged breach of an oral contract and for  commissions  allegedly  owed. In addition,  the Defendant requests  the return of  certain  intellectual  property  used to  commence  and continue Darius' operations.

The  Corporation  believes  Defendant's  claims are without merit, is vigorously defending the counterclaims  and is prosecuting its action on its complaint.  No assessment as to the outcome of this action can be made at this time.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The  annual  meeting  of the  Company  was held on May 1,  2002 with
10,675,153 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i)    To elect a Board of  Directors  to serve for the ensuing  year until the next Annual Meeting of Stockholders  and until their  respective successors have been duly elected and qualified.

    (ii)    To  ratify  the   appointment  of   PricewaterhouseCoopers   LLP  as
            independent auditors for the year ending December 31, 2002.

For proposals (i) and (ii) above, the votes were cast as follows:

        Proposal                            Position                                For       Against       Withheld    Abstentions
-----------------------------------------------------------------------------------------------------------------------------------
(i)  By nominee:
     Guy J. Quigley              Chairman of the Board, President, CEO          9,245,837         -          22,368            -
     Charles A. Phillips         Executive Vice President, COO and Director     9,245,837         -          22,368            -
     George J. Longo             Vice President, CFO and Director               9,245,837         -          22,368            -
     Eric H. Kaytes              Vice President, CIO and Director               9,245,837         -          22,368            -
     Jacqueline F. Lewis         Director                                       9,245,837         -          22,368            -
     Rounsevelle W. Schaum       Director                                       9,245,837         -          22,368            -
     Charles A. Grenuardi        Director                                       9,245,837         -          22,368            -
-----------------------------------------------------------------------------------------------------------------------------------
(ii) PricewaterhouseCoopers LLP  Independent Auditors                           9,247,940       10,997           -           9,268
-----------------------------------------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION
None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1)  99.1
      (2)  99.2

(b)   The Company reported under:

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

      There  were no other  Current  Reports  on Form 8-K filed  during  the quarter ended June 30, 2002.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                         THE QUIGLEY CORPORATION

                                     By: /s/ George J. Longo
                                         -----------------------------
                                             George J. Longo
                                             Vice President,
                                             Chief Financial Officer

Date: August 9, 2002

