Form 10-Q
period 2002-09-30
QUIGLEY CORP
filed 2002-10-31
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

(X)    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
       EXCHANGE ACT OF 1934.

       For the quarterly period ended    September 30, 2002
                                         -------------------

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

Indicate  the  number of shares  outstanding  of each of the  issuer's  class of
Common  Stock,  as  of  the  latest  practicable  date.  The  number  of  shares outstanding of each of the  registrant's  classes of Common Stock, as of October
25, 2002, was 11,456,617 all of one class of $.0005 par value Common Stock.

                                TABLE OF CONTENTS

                                                                        Page No.
       PART I - Financial Information

Item 1.      Consolidated Financial Statements                           3-16

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations              17-20

Item 3.      Quantitative and Qualitative Disclosure About
             Market Risk                                                   21

Item 4.      Controls and Procedures                                       21

       PART II - Other Information

Item 1.      Legal Proceedings                                             21

Item 2.      Changes in Securities                                         21

Item 3.      Defaults Upon Senior Securities                               21

Item 4.      Submission of Matters to a
             Vote of Security Holders                                      21

Item 5.      Other Information                                             21

Item 6.      Exhibits and Reports on Form 8-K                              21

Signatures                                                                 22

Certifications                                                          23-24

Item 1. Financial Information

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                          ASSETS                                               September  30, 2002 December 31, 2001
                                                                                 (unaudited)
                                                                               ------------------  -----------------
CURRENT ASSETS:

          Cash and cash equivalents                                                 $ 11,292,421    $  9,740,840
          Accounts receivable - net of doubtful accounts of $735,766 and $719,301      4,243,491       4,425,291
          Inventory                                                                    6,346,190       6,507,746
          Prepaid expenses and other current assets                                      672,134       1,507,462
                                                                                    ------------    ------------
              TOTAL CURRENT ASSETS                                                    22,554,236      22,181,339
                                                                                    ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - net                                                    2,332,122       2,201,309
                                                                                    ------------    ------------

OTHER ASSETS:

          Patent rights - net of accumulated amortization                                   --            21,940
          Excess of cost over net assets acquired -
            net of accumulated amortization                                              327,014         327,014
          Other assets                                                                    28,849          24,193
                                                                                    ------------    ------------
               TOTAL OTHER ASSETS                                                        355,863         373,147
                                                                                    ------------    ------------

TOTAL ASSETS                                                                        $ 25,242,221    $ 24,755,795
                                                                                    ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable                                                         $    846,529    $    911,813
           Accrued royalties and sales commissions                                       892,365       1,005,594
           Accrued advertising                                                           548,508         668,792
           Other current liabilities                                                   1,728,927         969,321
                                                                                    ------------    ------------
                TOTAL CURRENT LIABILITIES                                              4,016,329       3,555,520
                                                                                    ------------    ------------

COMMITMENTS AND CONTINGENCIES                                                               --              --

MINORITY INTEREST IN CONSOLIDATED AFFILIATES                                                --              --

STOCKHOLDERS' EQUITY:

           Common stock, $.0005 par value; authorized 50,000,000 shares;
                    Issued:  16,102,670 and 15,321,206 shares                              8,051           7,661
           Additional paid-in-capital                                                 32,592,222      28,915,612
           Retained earnings                                                          13,813,778      17,465,161
           Less: Treasury stock, 4,646,053 shares and 4,646,053 shares, at cost      (25,188,159)    (25,188,159)
                                                                                    ------------    ------------
                TOTAL STOCKHOLDERS' EQUITY                                            21,225,892      21,200,275
                                                                                    ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 25,242,221    $ 24,755,795
                                                                                    ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended               Nine Months Ended
                                            September 30,     September 30,  September 30,   September 30,
                                                 2002             2001          2002            2001
                                            --------------    -------------  -------------   --------------
SALES:
      Sales                                   $  8,992,228    $  7,175,724   $ 20,638,300    $ 15,756,212
      Co-operative advertising promotions          714,329         232,171      1,121,923         791,472
                                              ------------    ------------   ------------    ------------

NET SALES                                        8,277,899       6,943,553     19,516,377      14,964,740

LICENSING FEES                                        --           136,364        148,866       1,410,228
                                              ------------    ------------   ------------    ------------

TOTAL REVENUE                                    8,277,899       7,079,917     19,665,243      16,374,968
                                              ------------    ------------   ------------    ------------

COST OF SALES                                    4,841,492       3,483,831     11,203,157       7,139,086
                                              ------------    ------------   ------------    ------------

GROSS PROFIT                                     3,436,407       3,596,086      8,462,086       9,235,882
                                              ------------    ------------   ------------    ------------

OPERATING EXPENSES:
      Sales and marketing                        1,098,012       1,346,886      3,471,813       3,721,366
      Administration                             2,214,652       1,680,061      6,868,602       5,848,927
      Research and development                     666,002         447,543      1,897,403         970,575
                                              ------------    ------------   ------------    ------------
TOTAL OPERATING EXPENSES                         3,978,666       3,474,490     12,237,818      10,540,868
                                              ------------    ------------   ------------    ------------

INCOME (LOSS) FROM OPERATIONS                     (542,259)        121,596     (3,775,732)     (1,304,986)

INTEREST and OTHER INCOME                           41,864          78,507        124,349         349,985
                                              ------------    ------------   ------------    ------------

INCOME (LOSS) BEFORE TAXES                        (500,395)        200,103     (3,651,383)       (955,001)
                                              ------------    ------------   ------------    ------------

INCOME TAXES                                          --              --             --              --

MINORITY INTEREST IN LOSS
  OF CONSOLIDATED AFFILIATE                           --           113,512           --           185,264
                                              ------------    ------------   ------------    ------------

NET INCOME (LOSS)                             ($   500,395)   $    313,615   ($ 3,651,383)   ($   769,737)
                                              ============    ============   ============    ============

Per common share:

      Basic                                   ($      0.05)   $       0.03   ($      0.34)   ($      0.07)
                                              ============    ============   ============    ============

      Diluted                                 ($      0.05)   $       0.03   ($      0.34)   ($      0.07)
                                              ============    ============   ============    ============

Weighted average common shares outstanding:

     Basic                                      10,964,597      10,675,153     10,870,393      10,675,153
                                              ============    ============   ============    ============

     Diluted                                    10,964,597      10,740,400     10,870,393      10,675,153
                                              ============    ============   ============    ============

         See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (Unaudited)

                                                                  Nine Months Ended
                                                            September 30,    September 30,
                                                                  2002            2001
                                                            -------------    ------------

NET CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES   ($ 1,279,195)   ($ 3,296,430)
                                                            ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (419,224)       (320,544)
   Net cost of assets acquired                                      --          (133,338)
                                                            ------------    ------------

   NET CASH USED IN INVESTING ACTIVITIES                        (419,224)       (453,882)
                                                            ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercises of options and warrants             3,250,000            --
   Repurchase of Common Stock                                       --           (30,131)
                                                            ------------    ------------
   NET CASH FLOWS FROM FINANCING ACTIVITIES                    3,250,000         (30,131)
                                                            ------------    ------------

   NET INCREASE/(DECREASE) IN CASH                             1,551,581      (3,780,443)

CASH & CASH EQUIVALENTS, BEGINNING OF  PERIOD              9,740,840      11,365,843
                                                            ------------    ------------
CASH & CASH EQUIVALENTS, END OF  PERIOD                 $ 11,292,421    $  7,585,400
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

Effective  July 1,  2000,  The  Quigley  Corporation  acquired  a 60%  ownership position in Caribbean Pacific Natural Products,  Inc. an Orlando,  Florida-based company. Caribbean Pacific Natural Products, Inc. is a developer and marketer of all-natural  sun-care and skincare products for luxury resorts,  theme parks and spas.

The  formation  of Darius  International  Inc.,  and the  majority  ownership in
Caribbean Pacific Natural Products, Inc., provide diversification to the Company in both the method of product  distribution  and the  broader  range of products available to the marketplace.

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc., a wholly-owned subsidiary of the Company, that is under the direction of its Executive Vice  President and Chairman of its Medical  Advisory
Committee.  The formation of the Company's Ethical  Pharmaceutical  Unit follows the Patent  Office of The  United  States  Commerce  Department  confirming  the assignment  to  the  Company  of  a  Patent  Application  for  the  "Method  and
Composition  for the Topical  Treatment  of Diabetic  Neuropathy."  In September
2001,  the Patent  Office  confirmed  the  assignment to the Company of a Patent
Application  entitled the  "Medicinal  Composition  and Method of Using it" (for
Treatment of  Sialorrhea  and other  Disorders)  for a  prescription  product to relieve  sialorrhea  (drooling) in patients  suffering from Amyotrophic  Lateral
Sclerosis (ALS),  otherwise known as Lou Gehrig's Disease. In November 2001, the
Company was assigned a Patent Application  entitled  "Composition and Method for
Prevention,  Reduction  and Treatment of Radiation  Dermatitis"  with the Patent
Office  of  The  United  States  Commerce  Department.  The  establishment  of a dedicated  pharmaceutical  subsidiary  will enable the Company to diversify into the  prescription  drug market and to ensure safe and effective  distribution of these important potential new products currently under development. In September
2002, the Company filed a foreign patent application for "Method and Composition for the Topical  Treatment of Diabetic  Neuropathy"  in Europe and other foreign markets.

Cold Remedy Products
--------------------

Cold-Eeze(R),  a zinc  gluconate  glycine  formulation  (ZIGG(TM))  is  sold  in lozenge,  bubble gum and  sugar-free  tablet  forms.  In May 1992,  the  Company entered into an exclusive agreement for worldwide representation, manufacturing,
marketing  and  distribution   rights  to  a  zinc  gluconate   glycine  lozenge
formulation  which was patented in the United States,  United  Kingdom,  Sweden,
France,  Italy,  Canada,  Germany,  and is  pending  in Japan.  This  product is presently being marketed by the Company and also through independent brokers and marketers in the United States under the trade names Cold-Eeze(R),  Cold-Eeze(R)
Sugar Free, and Cold-Eeze(R) Bubble Gum.

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

Ethical Pharmaceutical Products
-------------------------------

The establishment of an ethical pharmaceutical subsidiary may enable the Company to diversify into the prescription  drug market and to ensure safe and effective
distribution  of  these  important   potential  new  products   currently  under
development.

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

o           A  Patent  Application  entitled  "Method  and  Composition  for the
            Topical Treatment of Diabetic Neuropathy."

o           A Patent Application  entitled "Medicinal  Composition and Method of
            Using it" (for  Treatment of Sialorrhea  and other  Disorders) for a product to relieve sialorrhea  (drooling) in patients suffering from
            Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig's
            Disease.

o           A  Patent   Application   entitled   "Composition   and  Method  for
            Prevention,  Reduction and Treatment of Radiation  Dermatitis"  with the Patent Office of The United States Commerce Department.

In September  2002,  the Company  filed a foreign  patent  application  entitled
"Method and  Composition  for the Topical  Treatment of Diabetic  Neuropathy" in
Europe and other foreign markets.

The  pre-clinical  development,   clinical  trials,  product  manufacturing  and
marketing of Quigley Pharma's  potential new products are subject to federal and state  regulation  in the  United  States  and other  countries.  Obtaining  FDA regulatory  approval for these  pharmaceutical  products can require substantial resources  and take several  years.  The length of this  process  depends on the type,  complexity  and  novelty of the  product and the nature of the disease or other  indications  to be  treated.  If the  Company  cannot  obtain  regulatory approval  of these new  products  in a timely  manner or if the  patents are not granted or if the patents are  subsequently  challenged,  these possible  events could all have a material effect on the business and financial  condition of the
Company.  The strength of the Company's  patent position may be important to its long-term  success.  There can be no  assurance  that these  patents  and patent applications will effectively protect the Company's products from duplication by others.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The  Consolidated   Balance  Sheet  at  September  30,  2002,  the  Consolidated
Statements of Operations for the three and  nine-months  periods ended September
30, 2002 and 2001, and the Consolidated Statements of Cash Flows (Condensed) for
the  nine-months  periods ended  September 30, 2002 and 2001, have been prepared without  audit.  In the opinion of  management,  all  adjustments  necessary  to present fairly the  consolidated  financial  position,  consolidated  results of operations and  consolidated  cash flows, for the periods  indicated,  have been made.  Certain prior period amounts have been  reclassified  to conform with the
2002 presentation.

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

In the  past,  the 40  percent  ownership  position  representing  the  minority interest has been  reflected in the  Consolidated  Statements of Operations  for
their  portion  of  losses,  and in the  Consolidated  Balance  Sheet  for their ownership portion of accumulated  losses,  share of net assets and capital stock at acquisition date. At September 30, 2002,  accumulated  losses associated with minority  interest have reduced minority  interest to zero on the Balance Sheet, with excess  losses  amounting to $261,982  being  absorbed in the  Consolidated
Statement of Operations in 2002 and 2001, by the Company.

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

PATENT RIGHTS AND INTANGIBLES

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months.  Amortization costs  incurred for the nine months  periods ended  September 30, 2002 and 2001, were $21,940 and $65,821,  respectively.  At March 31, 2002, this item was fully amortized.

Prior to January 1, 2002,  the excess of cost over net assets  acquired had been subject to amortization on a straight-line basis over a period of 15 years.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB.  SFAS No. 142 changed the accounting for goodwill from an amortization method to an  impairment-only  approach.  Amortization  of  goodwill,  including goodwill  recorded in past business  combinations,  ceased upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002.

Following  the  adoption  of  Statement  142,  the  amortization   expense,  net
income/(loss)  and  earnings  per-share  of  The  Quigley  Corporation  for  the three-months  and  nine-months  periods ended September 30, 2002 and 2001 are as follows:

                                    Three Months Ended September 30       Nine Months Ended September 30
                                    ---------------------------------------------- ---------------------

                                           2002         2001                   2002           2001
                                    --------------------------------------------------------------------

Reported net income/(loss)              ($500,395)   $313,615              ($3,651,383)   ($  769,737)
Add back: Goodwill amortization              --         5,486                     --           27,430

                                        ---------    --------              -----------    -----------
Adjusted Net Income/(Loss)              ($500,395)   $319,101              ($3,651,383)   ($  742,307)
                                        =========    ========              ===========    ===========

Basic and Diluted earnings per share:

Reported net income/(loss)              ($   0.05)   $   0.03              ($     0.34)   ($    0.07)
Goodwill amortization                        --          --                       --             --

                                        ---------    --------              -----------    -----------
Adjusted net income/(loss) - Basic      ($   0.05)   $   0.03              ($     0.34)   ($    0.07)
                                        =========    ========              ===========    ===========
Adjusted net income/(loss) - Diluted    ($   0.05)   $   0.03              ($     0.34)   ($    0.07)
                                        =========    ========              ===========    ===========

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and multi-outlet  pharmacy chains,  five of which account for 18%
and 31% of sales volume,  for the  nine-months  periods ended September 30, 2002 and 2001, respectively.

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
The length of this process  depends on the type,  complexity  and novelty of the product and the nature of the disease or other indications to be treated. If the
Company  cannot  obtain  regulatory  approval of these new  products in a timely manner or if the patents  are not  granted or if the  patents  are  subsequently challenged,  these  possible  events  could  all have a  material  effect on the business and  financial  condition  of the  Company.  The strength of our patent position may be important to our  long-term  success.  There can be no assurance that these patents and patent applications will effectively protect our products from duplication by others.

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

In August 2001, the EITF issued EITF No. 01-09,  "Accounting  for  Consideration
Given by a Vendor to a Customer or a Reseller  of the  Vendor's  Products"  that codified and reconciled EITF No. 00-14, No. 00-22,  "Accounting for "Points" and
Certain Other Time-Based or Volume-Based  Sales Incentive Offers, and Offers for
Free Products or Services to be Delivered in the Future" and No. 00-25,  "Vendor
Income Statement  Characterization  of  Consideration  Paid to a Reseller of the
Vendor's  Products." EITF No. 01-09  addresses the accounting for  consideration
given  by  a  vendor  to  a  customer.   The  Task  Force  concluded  that  cash
consideration  (including a sales  incentive) given by a vendor to a customer is presumed to be a reduction of the selling  prices of the vendor's  products and, therefore,  should be characterized as a reduction of revenue when recognized in
the  vendor's   income   statement.   That   presumption  is  overcome  and  the
consideration  should be  characterized as a cost incurred if, and to the extent that, a benefit is or will be received from the  recipient of the  consideration that meets both of the following  conditions:  (1) (a) the vendor  receives,  or will  receive,  an  identifiable  benefit  (goods or services) in return for the consideration,  (b) the identified  benefit must be sufficiently  separable from the  recipient's  purchase of the vendor's  products  such that the vendor could have entered into an exchange transaction with a party other than a purchaser of its products in order to receive  that  benefit;  (2) the vendor can  reasonably estimate  the fair  value of the  benefit  identified.  This  pronouncement  was adopted in the first quarter of 2002.

SHIPPING AND HANDLING

Product sales relating to Health and Wellness and Sun-care and Skincare products carry an additional  identifiable shipping and handling charge to the purchaser, which is  classified  as  revenue.  For cold  remedy  products,  such  costs are included  as part of the  invoiced  price.  In all cases  costs  related to this revenue are recorded in costs of goods sold.

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

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales. Advertising costs incurred for the nine-months periods ended September
30, 2002 and 2001 were  $2,270,183  and  $2,090,852,  respectively.  Included in prepaid expenses and other current assets was $241,875 and $419,000 at September
30, 2002 and December 31, 2001,  respectively,  relating to prepaid  advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures for the nine-months  periods ended September 30, 2002 and 2001 were
$1,897,403 and $970,575, respectively. Principally, the increase of research and development  costs in 2002 was due to  expenses  incurred as part of the product research  costs  related  to  Quigley  Pharma and study  costs  associated  with
Cold-Eeze(R).   Quigley  Pharma  is  currently  involved  in  research  activity following  patent  applications  that the Company has acquired and such research and  development  costs relating to potential  products are expected to increase significantly over time as product research and testing progresses.

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

Financial information by business segment follows:
------------------------------------------------------------------------------------------------------------------

  For the three
  months ended            Cold                      Sun-care and        Ethical
  September 30,          Remedy        Health and     Skincare       Pharmaceutical    Corporate and
      2002              Products        Wellness      Products          Products           Other         Total
------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers              $3,524,663     $4,309,662     $443,574             -                 -         $8,277,899
 Inter-segment                -              -            -                -                 -               -
Licensing fees                -              -            -                -                 -               -
Segment operating
 profit (loss)           ($421,754)      $547,354    ($211,542)        ($470,682)         $14,365       ($542,259)

------------------------------------------------------------------------------------------------------------------

As of and for the
  nine months
     ended                Cold                      Sun-care and        Ethical
  September 30,          Remedy        Health and     Skincare       Pharmaceutical    Corporate and
      2002              Products        Wellness      Products          Products           Other         Total
------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers             $7,268,303      $10,604,176    $1,643,898             -              -          $19,516,377
 Inter-segment               -                -             -                -              -                 -
Licensing fees            148,866             -             -                -              -              148,866
Segment operating
 profit (loss)         (3,442,255)       1,044,342      (299,268)     ($1,119,163)       $40,612        (3,775,732)
Total Assets          $25,714,500       $1,609,299      $965,350             -       ($3,046,928)       $25,242,221

                                       13

------------------------------------------------------------------------------------------------------------------

  For the three
  months ended            Cold                      Sun-care and        Ethical
  September 30,          Remedy        Health and     Skincare       Pharmaceutical    Corporate and
      2001              Products        Wellness      Products          Products           Other         Total
------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers             $4,768,372      $1,664,391      $510,790            -                 -         $6,943,553
 Inter-segment               -               -             -               -                 -               -
Licensing fees            136,364            -             -               -                 -            136,364
Segment operating
 profit (loss)           $604,020        ($45,685)    ($290,506)      ($151,780)           $5,547        $121,596

------------------------------------------------------------------------------------------------------------------

As of and for the
  nine months
     ended                Cold                      Sun-care and        Ethical
  September 30,          Remedy        Health and     Skincare       Pharmaceutical    Corporate and
      2001              Products        Wellness      Products          Products           Other         Total
------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers             $9,036,960      $4,025,370     $1,902,410           -                -         $14,964,740
 Inter-segment           (116,385)        176,412           -              -            ($60,027)            -
Licensing fees          1,410,228            -              -              -                -           1,410,228
Segment operating
 Profit (loss)           (292,600)       (337,566)      (491,533)     ($306,254)         122,967       (1,304,986)
Total Assets          $24,539,453      $1,051,312     $1,173,396           -         ($3,034,649)     $23,729,512

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

At September 30, 2002,  there were 4,160,500  unexercised and vested options and warrants of the Company's stock available for exercise.

NOTE 5 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for years prior to 1999. The tax benefit  effects of option and warrant  exercises  during the period 1999 to 2002 were $1,756,383.  However,  these benefits were deferred because of a net operating  loss  carry-forward  for tax purposes  ("NOLs") that occurred during the fourth quarter of 1999,  resulting from a cumulative  effect of deducting a total value of $42,800,364 attributed to these options,  warrants and unrestricted  stock deductions from taxable income during the tax years 1997 and 1998. The net operating loss carry-forwards arising from the option, warrant and stock  activities  approximate  $13.2 million for federal tax  purposes,  of which $3.5 million will expire in 2019, $9.7 million in 2020 and thereafter; and
$18.4  million for state  purposes,  of which $9.7  million will expire in 2009,
$3.3 million in 2010 and $5.4 million in 2011 and thereafter.  Until  sufficient taxable  income to offset  the  temporary  timing  differences  attributable  to operations  and the tax  deductions  attributable  to option,  warrant and stock activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

NOTE 6 - EARNINGS PER SHARE

Basic earnings per share ("EPS")  excludes  dilution and is computed by dividing income available to Common Stockholders by the weighted average number of common shares  outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if  securities  or other  contracts  to issue Common Stock were exercised or  converted  into Common Stock or resulted in the issuance of Common
Stock that then shared in the earnings of the entity.  Diluted EPS also utilizes the treasury stock method that prescribes a theoretical  buy-back of shares from the  theoretical  proceeds of all options and  warrants  outstanding  during the period. Since there are 4,160,500 options and warrants outstanding, fluctuations in the  actual  market  price  can have a varying  of  results  for each  period presented.  For the periods  presented that reflect losses,  no effect was given for options and warrants because the result would be anti-dilutive.

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented is as follows  (millions,  except earnings per share amounts):

                      Three Months Ended       Nine Months Ended       Three Months Ended            Nine Months Ended
                      September 30, 2002      September 30, 2002       September 30, 2001           September 30, 2001
                     Loss    Shares   EPS     Loss  Shares    EPS    Income   Shares    EPS     Loss      Shares        EPS
                    ----------------------------------------------------------------------------------------------------------

Basic EPS           ($0.5)    11.0   ($0.05)  ($3.7)  10.9   ($0.34)   $0.3    10.7    $0.03    ($0.8)     10.7       ($0.07)
Dilutives:
Options/Warrants       -        -                -      -                -      0.1                -         -
                    ----------------------------------------------------------------------------------------------------------

Diluted EPS         ($0.5)    11.0   ($0.05)  ($3.7)  10.9   ($0.34)   $0.3    10.8     $0.03   ($0.8)     10.7       ($0.07)
                    ==========================================================================================================

NOTE 7 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items paid or payable under such arrangements  amounted to approximately  $38,000 and $171,000  respectively,  for the nine-months  periods ended September 30, 2002 and 2001.

The Company is in the process of acquiring licenses in certain countries through related party entities. For the nine-months periods ended September 30, 2002 and
2001, fees amounting to $217,000 and $219,000, respectively, have been paid to a related entity to assist with the regulatory aspects of obtaining such licenses.

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

The Company has  anticipated  commitments  for  advertising  and other purchases amounting to approximately $1,800,000.

The Company is a party to legal proceedings, which are routine and incidental to
its  business.   The  consequences  of  these   proceedings  are  not  presently
determinable.  However  in the  opinion  of  management,  they  will  not have a material  adverse  affect on the  Company's  liquidity,  financial  position  or results of operations

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS 146

In June  2002,  the  Financial  Accounting  Standards  Board,  or  FASB,  issued
Statement of Financial Accounting  Standards,  or SFAS, No. 146, "Accounting for
Costs  Associated with Exit or Disposal  Activities."  This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  supercedes  Emerging  Issues Task Force  (EITF) Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The
Statement  requires  that a  liability  for a cost  associated  with  an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or  disposal  plan.  This  Statement  also  establishes  that fair  value is the objective for initial  measurement of the liability.  We must adopt SFAS No. 146 for all exit or disposal  activities that are initiated after December 31, 2002.
We do not believe that adopting this  pronouncement  will have a material impact on our consolidated results of operation, financial position or cash flows.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

In addition to  historical  information,  this Report  contains  forward-looking statements.  These  forward-looking  statements are subject to certain risks and uncertainties  that could cause actual results to differ  materially  from those reflected in these forward-looking  statements.  Factors that might cause such a difference  include,  but are not limited to management of growth,  competition, pricing pressures on the Company's product, industry growth and general economic conditions.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements,  which reflect management's opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking  statements. The Company is subject to a variety of factors  more fully  described in the  Company's  Annual
Report  on  Form  10-K,  as  filed,  and  the  prospectus  filed  as part of the registration  statement  on Form  S-3 as  filed  on April  25,  2002  (File  no.
333-86976), with the Securities and Exchange Commission.

Overview
--------

Revenues for the three and  nine-months  periods  ended  September 30, 2002 were
$8,277,899  and  $19,665,243,   respectively,  as  compared  to  $7,079,917  and
$16,374,968 for the comparable 2001 periods. Revenue for the nine-months periods ended  September 30, 2002 and 2001 include an amount of $148,866 and $1,410,228, respectively,  relating  to  licensing  fees  from the  settlement  of a lawsuit following the filing by The Quigley  Corporation of a patent  infringement  suit against Gel Tech, LLC, the developer of Zicam(TM),  and Gum Tech  International,
Inc., its distributor, in November 1999. Under the agreement, Gum Tech agreed to pay The Quigley  Corporation  $1,137,500  for a limited  license  for  Quigley's patent  on the use of zinc  gluconate  for the  treatment  of the  duration  and symptoms  of the common  cold.  Gum Tech was also  required  to pay The  Quigley

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

Net sales of the  Cold-Eeze(R)  products were reduced in the nine-months  period ended  September  30,  2002 over the  comparable  2001  period by  approximately
$1,768,657.  During the past cold  season  demand for cold  remedy  products  in general was reduced  despite the increase in the incidence of cold  occurrences.
Additionally,  the  Company's  customers  are  exercising  tighter  control over inventory levels during the current economic conditions.

During 2002 the Company has continued to establish  relationships with customers in all sectors of the industry  through  co-operative  advertising  programs and point of sale initiatives that communicate the  effectiveness of Cold-Eeze(R) as a clinically proven remedy in reducing the duration of the common cold.

Darius  International,  Inc., had revenues for the three and nine-months periods ended September 30, 2002 of $4,309,662 and $10,604,176  with the comparable 2001 revenues of $1,664,391 and $4,025,370,  respectively.  These increased  revenues for the periods reflect  continued growth for the Health and Wellness segment of the Company business and follows the Corporate  strategy of  diversification  of products and product distribution systems.

Caribbean Pacific Natural Products Inc. reported  decreased  revenues of $67,216 and $258,512 for the three and nine-months  periods ended September 30, 2002 and
2001. The Sun-care and Skincare  segment  continues to experience the effects of the downturn in the tourism and travel industry experienced over the past twelve months.

The  consolidated  Gross  Profit  margin was  reduced in 2002 due to the reduced licensing fee income in 2002  compared to 2001 along with the higher  proportion of sales  attributable  to Darius in 2002,  the  products of which carry a lower margin compared to the other business segments of the Company.

Net losses for the three and  nine-months  periods ended September 30, 2002 were
$500,395 and $3,651,383,  respectively,  the comparative 2001 net  income/(loss)
was $313,615 and ($769,737). The increased losses relating to 2002 are primarily as a result of increased  research and development  costs for Quigley Pharma and other clinical trials; increased Cold-Eeze(R) product promotion through enhanced co-operative  advertising  spending and  additional  general and  administration costs resulting from fees associated with consulting  duties.  These losses were mitigated by net profits in 2002 from the Health and Wellness business segment.

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

Effect of Recent Accounting Pronouncements
------------------------------------------

SFAS 146

In June  2002,  the  Financial  Accounting  Standards  Board,  or  FASB,  issued
Statement of Financial Accounting Standards, or SFAS, No. 146, "Accounting for

Costs  Associated with Exit or Disposal  Activities."  This Statement  addresses financial  accounting and reporting for costs  associated  with exit or disposal activities  and  supercedes  Emerging  Issues Task Force  (EITF) Issue No. 94-3,
"Liability Recognition for Certain Employee Termination Benefits and Other Costs
to Exit an Activity (including Certain Costs Incurred in a Restructuring)."  The
Statement  requires  that a  liability  for a cost  associated  with  an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of commitment to an exit or  disposal  plan.  This  Statement  also  establishes  that fair  value is the objective for initial  measurement of the liability.  We must adopt SFAS No. 146 for all exit or disposal  activities that are initiated after December 31, 2002.
We do not believe that adopting this  pronouncement  will have a material impact on our consolidated results of operation, financial position or cash flows.

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
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales. Advertising costs incurred for the nine months periods ended September
30, 2002 and 2001 were  $2,270,183  and  $2,090,852,  respectively.  Included in prepaid expenses and other current assets was $241,875 and $419,000 at September
30, 2002 and December 31, 2001,  respectively,  relating to prepaid  advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures for the nine-months  periods ended September 30, 2002 and 2001 were
$1,897,403 and $970,575, respectively. Principally, the increase of research and development  costs in 2002 was due to  expenses  incurred as part of the product research  costs  related  to  Quigley  Pharma and study  costs  associated  with
Cold-Eeze(R).   Quigley  Pharma  is  currently  involved  in  research  activity following  patent  applications  that the Company has acquired and such research and  development  costs relating to potential  products are expected to increase significantly over time as product research and testing progresses.

Results of Operations
---------------------

Three months ended September 30, 2002 compared to three months ended  September
30, 2001
--------------------------------------------------------------------------------

For the three months ended September 30, 2002, the Company reported  revenues of
$8,277,899  and a net loss of $500,395 as compared to revenues of $7,079,917 and net income of $313,615,  for the  comparable  period ended  September  30, 2001.
Cold-Eeze(R)  sales were reduced by $761,552 due to more  stringent  controls on inventory and ordering  frequencies being exercised by the Company's  customers.
Additionally, the third quarter activity relating to Cold-Eeze(R) can vary prior to the peak cough/cold season.

Darius  International,  Inc.,  had revenues for the  three-months  periods ended
September  30,  2002 of  $4,309,662  with the  comparable  2001  revenues  being
$1,664,391.  These increased  revenues for the periods reflect  continued growth for the Health and  Wellness  segment of the  Company  business  and follows the
Corporate  strategy  of  diversification  of products  and product  distribution systems.

The  Skin-care  and Suncare  segment  reported a decrease in revenues of $67,216 between  the  periods,  reflecting  the  uncertainty  in the travel and  tourism industry.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the three months ended  September 30, 2002 was 53.8% compared to
48.6% for the  comparable  period ended  September  30,  2001.  The 2002 results reflect  a  higher  cost  of  sales  due  to the  greater  proportion  of  sales represented by Darius in 2002 (47.9% of  consolidated  2002 sales as compared to
23.2% of  consolidated  2001 sales).  The Darius cost of goods is  significantly
higher  relative  to  Cold-Eeze(R)  and  Caribbean  Pacific  products,   thereby
increasing the overall 2002 percentage.

For the three months ended  September 30, 2002,  total  operating  expenses were
$3,978,666  compared to $3,474,490 for the comparable period ended September 30,
2001. The 2002 expenditures  reflects  increased clinical trial costs associated with Quigley Pharma of approximately $315,000 along with increased legal costs.

As compared to 2001, net loss for the three months ended  September 30, 2002 was increased, due to costs associated with Quigley Pharma's ongoing clinical trials and other studies and increased co-operative advertising activity with customers in order to gain greater awareness of Cold-Eeze(R) in the marketplace.

During the three months ended September 30, 2002, the major  operating  expenses of salaries,  brokerage  commissions,  promotion,  media advertising,  and legal costs  accounted for $1,679,728  (42%) of total operating  costs.  These expense categories for the comparable  period in 2001 accounted for $1,886,827  (54%) of total operating  costs. The remaining items for the periods were of a semi-fixed nature in that they do not strictly follow sales trends.

Nine months ended September 30, 2002 compared to nine months ended September 30,
2001
--------------------------------------------------------------------------------

For the nine months ended September 30, 2002, the Company  reported  revenues of
$19,665,243  and a net loss of $3,651,383 as compared to revenues of $16,374,968 and a net loss of $769,737,  for the comparable period ended September 30, 2001.
Cold-Eeze(R)  sales were  reduced in 2002 due to a  slowdown  in demand  despite increases in cough/cold illnesses.

During the period the Health and  Wellness  business  segment  had  revenues  of
$10,604,176 as compared to $4,025,370 for the same period 2001. This segment had significant growth between the periods supporting the Company's  diversification strategy. Additionally, this segment contributed net income of $1,046,844 in the nine-month period, mitigating the overall loss for the period.

The Sun-care and Skincare segment continues to be subject to the downturn in the travel and leisure  industry that has been evident over the last twelve  months.
This business segment reported revenues in the nine month period ended September
30, 2002 of $1,643,898 and an operating loss of $299,268.

Cost  of  Sales  as  a  percentage  of  sales  before  co-operative  advertising promotions  for the nine months ended  September 30, 2002 was 54.3%  compared to
45.3% for the  comparable  period ended  September  30,  2001.  The 2002 results reflect  a  higher  cost  of  sales  due  to the  greater  proportion  of  sales represented by Darius in 2002 (51% of consolidated 2002 sales as compared to 26%
of consolidated  2001 sales).  The Darius cost of goods is significantly  higher relative to Cold-Eeze(R) and Caribbean Pacific products,  thereby increasing the overall percentage.

For the nine months ended  September  30, 2002,  total  operating  expenses were
$12,237,818  compared to $10,540,868  for the comparable  period ended September
30, 2001. The 2002  expenditures  reflects  increased  research and  development costs  associated  with Quigley  Pharma of  approximately  $763,000,  along with
additional   Cold-Eeze(R)   trial  and  study  costs   approximating   $165,000.
Comparative  operating  expenses were affected by reduced legal costs in 2002 of approximately $330,000.

2002  administration  costs also  included a charge of $700,000  relating to the granting  of  1,000,000  warrants  to  Forrester  Financial,  LLC in March  2002 providing for Forrester to act as a financial consultant to the Company.

Net loss for the nine months ended September 30, 2002 was negatively impacted by the reduced net licensing fees that commenced during the second quarter of 2001, increased  research and  development  costs in 2002  primarily  associated  with
Quigley  Pharma and other clinical  studies,  and fees in 2002  associated  with consulting services.

During the nine months ended September 30, 2002, the major operating expenses of salaries,  brokerage commissions,  promotion, media advertising, and legal costs
accounted  for  $6,926,180  (57%)  of  total  operating  costs.   These  expense
categories for the comparable  period in 2001 accounted for $6,575,205  (62%) of total operating  costs. The remaining items for the periods were of a semi-fixed nature in that they do not strictly follow sales trends.

Liquidity and Capital Resources
-------------------------------

The total assets of the Company at September 30, 2002 and December 31, 2001 were
$25,242,221  and  $24,755,795,   respectively.   Working  capital  decreased  to
$18,537,907 from $18,625,819 during the period. The significant  movement within total assets  represents the decrease in accounts  receivable of $181,800,  cash and cash equivalents increased by $1,551,581, prepaid expenses and other current assets decreased by $835,328 and inventory decreased by $161,556. From a working capital perspective, accounts payable decreased by $65,284 and accrued royalties
and  sales  commissions   decreased  over  the  period  by  $113,229  while  the
advertising accrual decreased by $120,284.  Total cash balances at September 30,
2002 were  $11,292,421,  as compared to $9,740,840 at December 31, 2001. In June
2002, Forrester Financial,  LLC, exercised 500,000 warrants at an exercise price of $6.50 per share,  resulting in cash  received by the Company in the amount of
$3,250,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Based on their  evaluation,  as of a date  within 90 days of the  filing of this
Form 10-Q, the Company's  Chief Executive  Officer and Chief  Financial  Officer
have concluded the Company's  disclosure  controls and procedures (as defined in
Rules  13a-14  and  15d-14  under  the  Securities  Exchange  Act of  1934)  are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

                           Part II. Other Information
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     (1)  99.1    Certification  by the  Chief  Executive  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

     (2)  99.2    Certification  by the  Chief  Financial  Officer  pursuant  to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

(b) The Company reported under:

ITEM 5. OTHER EVENTS

        At its  Regular  Meeting  of the Board of  Directors  held on October 9,
        2002, the Corporation  accepted the  resignations of Charles A. Genuardi and Eric H. Kaytes as Directors of the Corporation,  and the resignation of Mr. Kaytes as Chief Information  Officer of the Corporation.  Each of
        Messrs.   Genuardi  and  Kaytes  advised  the  Corporation   that  their
        respective  resignations were for personal reasons. The Corporation will not fill the Board vacancy or the position of Chief Information  Officer created by Mr.  Kaytes'  resignation,  but will  immediately  search for qualified  candidates to replace Mr. Genuardi as an Outside  Director of the Corporation.

There were no other  Current  Reports on Form 8-K filed during the quarter ended
September 30, 2002.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                          THE QUIGLEY CORPORATION

                                          By: /s/ George J. Longo
                                             ----------------------------------
                                             George J. Longo
                                             Vice President, Chief Financial Officer

Date: October 31, 2002

                             THE QUIGLEY CORPORATION
                              a Nevada corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

I, Guy J. Quigley, certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  The  Quigley
Corporation, a Nevada corporation (the "registrant");

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such  disclosure  controls and procedures to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;

            b)  evaluated  the  effectiveness  of  the  registrant's  disclosure controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)  presented in this  quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all  significant  deficiencies  in the  design  or  operation  of internal  controls  which could  adversely  affect the  registrant's ability to record, process,  summarize and report financial data and
            have   identified  for  the   registrant's   auditors  any  material
            weaknesses in internal controls; and

            b) any fraud,  whether or not material,  that involves management or other  employees  who have a  significant  role in the  registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

                                        By: /s/ Guy J. Quigley
                                            ---------------------------------
                                            Guy J. Quigley
                                            Chief Executive Officer

                             THE QUIGLEY CORPORATION
                              a Nevada corporation
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

I, George J. Longo, certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  The  Quigley
Corporation, a Nevada corporation (the "registrant");

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            a) designed such  disclosure  controls and procedures to ensure that material  information  relating  to the  registrant,  including  its consolidated  subsidiaries,  is made  known to us by  others  within those  entities,  particularly  during  the  period  in  which  this quarterly report is being prepared;

            b)  evaluated  the  effectiveness  of  the  registrant's  disclosure controls  and  procedures  as of a date  within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            c)  presented in this  quarterly  report our  conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

            a) all  significant  deficiencies  in the  design  or  operation  of internal  controls  which could  adversely  affect the  registrant's ability to record, process,  summarize and report financial data and
            have   identified  for  the   registrant's   auditors  any  material
            weaknesses in internal controls; and

            b) any fraud,  whether or not material,  that involves management or other  employees  who have a  significant  role in the  registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 31, 2002

                                           By: /s/ George J. Longo
                                               ---------------------------
                                               George J. Longo
                                               Chief Financial Officer

