Form 10-K
period 2002-12-31
QUIGLEY CORP
filed 2003-03-27
CIK 868278

                 SECURITIES AND EXCHANGE COMMISSION Washington,
                                    DC 20549
                                    FORM 10-K
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2002

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act 12b-2).

[  ] Yes [X] No

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates  was $49,939,701 as of June 28, 2002,  based on the closing price of the common stock on the Nasdaq National  Market System.  For purposes of this calculation,  only  executive  officers  and  directors  are  deemed  to be  the affiliates of the registrant.

Number of shares of each of the  Registrant's  classes of securities (all of one class  of  $.0005  par  value  Common  Stock)  outstanding  on March  14,  2003:
11,456,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1.   Information  set  forth  in Part  III of this  report  is  incorporated  by reference form the Registrant's Proxy Statement for the 2003 Annual Meeting
     of Stockholders.

                  THE EXHIBIT INDEX IS LOCATED ON PAGES 22-23.

                                  Page 1 of 29

                                TABLE OF CONTENTS

Part I                                                                   Page
                                                                         ----

      Item  1.    Description of Business                                 3-9

            2.    Description of Properties                                 9

            3.    Legal Proceedings                                      9-11

            4.    Submission of Matters to a Vote by Security Holders      11

Part II

            5.    Market for the Company's Common Equity and Related
                      Stockholder Matters                               11-12

            6.    Selected Financial Data                                  13

            7.    Management's Discussion and Analysis of Results of
                      Operations and Financial Condition                14-19

            8.    Financial Statements                                     20

            9.    Change in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                  21

Part III

           10.    Directors and Executive Officers of the Registrant       21

           11.    Executive Compensation                                   21

           12.    Security Ownership of Certain Beneficial
                      Owners and Management                                21

           13.    Certain Relationships and Related Transactions           21

Part IV

           14.    Disclosure Controls and Procedures                       21

           15.    Exhibits, Financial Statement Schedules and Reports
                      on Form 8-K                                       22-23

FORWARD-LOOKING STATEMENTS

In  addition  to   historical   information,   this   Annual   Report   contains
forward-looking  statements.  These  forward-looking  statements  are subject to certain  risks and  uncertainties  that  could  cause  actual  results to differ materially from those  reflected in these  forward-looking  statements.  Factors that might cause such a difference  include,  but are not limited to, management of growth,  competition,  pricing pressures on the Company's  product,  industry growth and general economic conditions. Readers are cautioned not to place undue
reliance  on  these  forward-looking  statements,   which  reflect  management's
opinions  only as of the date hereof.  The Company  undertakes  no obligation to revise or publicly release the results of any revision to these  forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the  Securities  and Exchange
Commission.  No claims are being made for the  potential  medicine  discussed in this filing to be safe,  effective,  or  approved  by the Federal  Food and Drug
Administration (FDA).

                                     PART 1

ITEM 1.     DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The  Quigley  Corporation  (www.quigleyco.com,  hereinafter  referred  to as the
"Company")  is a Nevada  corporation  which was organized on August 24, 1989 and commenced business operations in October 1989.

The  Company's  business  is the  manufacture  and  distribution  of cold remedy products to the consumer through the over-the-counter market place together with the sale of proprietary  health and wellness products through its direct selling subsidiary.  The Company's key product  Cold-Eeze(R),  a zinc gluconate  glycine lozenge,  is proven in two double-blind  clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-Eeze(R) is now an established product in the health care and cold remedy market.

In January 2000,  Darius  International  Inc., a wholly owned  subsidiary of the
Company,  was formed as a means of introducing new products to the  marketplace.
On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities  of a privately  held company  involved in the direct  marketing and distribution  of health and  wellness  products,  this entity is a wholly  owned subsidiary of Darius International Inc. and is based in Provo, Utah.

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc., a wholly-owned subsidiary of the Company, that is under the direction of its Executive Vice  President and Chairman of its Medical  Advisory
Committee. The establishment of a dedicated pharmaceutical subsidiary may enable the Company to diversify  into the  prescription  drug market and to ensure safe and effective  distribution of these important  potential new products currently under development.

Additionally,  effective  July 1, 2000,  the  Company  acquired a 60%  ownership position in Caribbean Pacific Natural Products, Inc. ("CPNP"), based in Orlando,
Florida. In December 2002, the Board of Directors of the Company approved a plan to sell  CPNP.  On January  22,  2003,  the Board of  Directors  of the  Company
completed the sale of the Company's 60% equity  interest in CPNP.  This business segment is presented as discontinued  operations in the Consolidated  Statements of Operations  and as assets held for sale and as  liabilities  associated  with assets for sale in the Consolidated  Balance Sheets.  See further  discussion of this disposition in Item 8, Notes to Financial Statements, Note 3 - Discontinued
Operations.

DESCRIPTION OF BUSINESS OPERATIONS

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

Since  June  1996,  the  cold-remedy   segment  has  concentrated  its  business
operations on the  manufacturing,  marketing and  development of its proprietary
Cold-Eeze(R) and Cold-Eezer Plus cold-remedy lozenge products and on development of various product extensions.  These products are based upon a proprietary zinc gluconate glycine formula,  which in two double-blind clinical studies has shown to reduce the  duration and  severity of the common cold  symptoms.  The Quigley
Corporation  acquired  worldwide  manufacturing and distribution  rights to this formulation in 1992 and commenced national marketing in 1996. The demand for the
Company's cold remedy products is seasonal,  where the third and fourth quarters generally represent the largest sales volume for cold remedy.

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

During 2002,  approximately 99% of the Company's  revenues from Cold-Eeze(R) and
Darius originated in the United States with the remainder being  attributable to international trade.

The formation of Darius  International  Inc.,  provides  diversification  to the
Company in both the  method of product  distribution  and the  broader  range of products available to the marketplace.

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc., a wholly-owned subsidiary of the Company, that is under the direction of its Executive Vice  President and Chairman of its Medical  Advisory
Committee.  The formation of the Company's Ethical  Pharmaceutical  Unit follows the Patent  Office of The  United  States  Commerce  Department  confirming  the assignment  to  the  Company  of  a  Patent  Application  for  the  "Method  and
Composition  for the Topical  Treatment  of Diabetic  Neuropathy."  In September
2001,  the Patent  Office  confirmed  the  assignment to the Company of a Patent
Application  entitled the  "Medicinal  Composition  and Method of Using it" (for
Treatment of  Sialorrhea  and other  Disorders)  for a  prescription  product to relieve  sialorrhea  (drooling) in patients  suffering from Amyotrophic  Lateral
Sclerosis (ALS),  otherwise known as Lou Gehrig's Disease. In November 2001, the
Company was assigned a Patent Application  entitled  "Composition and Method for
Prevention,  Reduction  and Treatment of Radiation  Dermatitis"  with the Patent
Office of The United States Commerce Department.  In September 2002, the Company
filed a foreign patent  application  for "Method and Composition for the Topical
Treatment  of Diabetic  Neuropathy"  in Europe and other  foreign  markets.  The establishment of a dedicated pharmaceutical subsidiary may enable the Company to diversify  into the  prescription  drug market and to ensure safe and  effective
distribution  of  these  important   potential  new  products   currently  under
development.

Financial information regarding the Company's operating segments is set forth in
Item 8, Notes to Financial Statements, Note 4 - Segment Information.

PRODUCTS

COLD REMEDY PRODUCTS

Cold-Eeze(R),   a  zinc   gluconate   glycine   formulation   (ZIGG(TM))  is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is sold in lozenge,  bubble gum and sugar-free tablet forms.
In addition, during 2003 the Company plans to launch a Cold-Eeze(R) nasal spray.
This product,  a moisturizing  nasal spray containing the active ingredient Zinc
Gluconate and also  containing  Aloe Vera gel, is expected to begin  shipping to retail in July 2003.

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

On May 22, 1992,  "ZINC AND THE COMMON COLD, A CONTROLLED  CLINICAL  STUDY," was
published in England, in the "Journal of International Medical Research", Volume
20, Number 3, Pages 234-246. According to this publication,  (a) flavorings used
in  other  Zinc  lozenge  products  (citrate,   tartrate,   separate,   orotate,
picolinate,  mannitol or sorbitol)  render the Zinc inactive and  unavailable to the patient's nasal passages,  mouth and throat,  where cold symptoms have to be treated, (b) this patented formulation delivers  approximately 93% of the active
Zinc to the  mucosal  surfaces  and (c) the  patient  has the same  sequence  of symptoms  as in the  absence of  treatment,  but goes  through  the phases at an accelerated rate and with reduced symptom severity.

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

In April 2002, the Company announced the statistical  results of a retrospective clinical  study that suggests that  Cold-Eeze(R)  is also an effective  means of preventing  the common cold.  This  adolescent  study  indicated that when taken daily,  Cold-Eeze(R)  statistically  lessens  the number of colds an  individual suffers per year,  reducing the median from 1.5 to zero.  These findings are the result of analyzing three years of clinical data at the Heritage School facility in Provo,  Utah.  The study also found that the use of  Cold-Eeze(R)  to treat a cold statistically reduces the use of antibiotics for respiratory illnesses from
39.3% to 3.0%  when  Cold-Eeze(R)  is  administered  as a first  line  treatment approach to the common cold.  Additionally,  the study  reinforces  the original clinical trials,  concluding that Cold-Eeze(R)  reduces the median duration of a cold by four days. In April 2002, the Company was assigned a Patent  Application which was filed with the Patent Office of the United States Commerce  Department
for the use of  Cold-Eeze(R)  as a  prophylactic  for cold  prevention.  The new patent  application  follows the results of the adolescent study at the Heritage
School facility.

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

In April 2002, the Company initiated a Phase II proof of concept study in France for  treatment of diabetic  neuropathy.  Because the Company's  formulation  for relief of  diabetes-related  pain is a topical treatment and its ingredients are
GRAS listed  (Generally  Regarded As Safe) as  identified in the Code of Federal
Regulations,  FDA approval could  potentially  be obtained  earlier than what is normally required in the FDA process.

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

HEALTH AND WELLNESS PRODUCTS

Darius International Inc., a wholly owned subsidiary, was formed in January 2000 for the purpose of introducing new products to the marketplace through a network of independent  distributors.  On January 2, 2001, the Company  acquired certain assets and assumed certain  liabilities of a privately held company  involved in the direct marketing and distribution of health and wellness products. Darius is a direct selling  organization  specializing in proprietary  health and wellness products.  The  products  marketed  and sold by Darius are herbal  vitamins  and dietary supplements for the human condition,  in the areas of health,  immunity, energy and pain.

PATENTS, TRADEMARKS, ROYALTY AND COMMISSION AGREEMENTS

The Company  currently owns no patents.  However,  the Company has been assigned patent  applications  which are  hereinafter  discussed  and has been granted an exclusive agreement for worldwide representation,  manufacturing,  marketing and distribution rights to a zinc gluconate glycine lozenge  formulation,  which are patented as follows:

United States:       No. 4 684 528 (August 4, 1987)           Sweden:          No. 0 183 840 (March 2, 1994)
                     No. 4 758 439 (July 19, 1988)            Canada:          No. 1 243 952 (November 1, 1988)
Germany:             No. 3,587,766 (March 2, 1994)            Great Britain:   No. 2 179 536 (December 21, 1988)
France & Italy:      No. EP 0 183 840 B1 (March 2, 1994)      Japan:           Pending

In 1996, the Company also acquired an exclusive license for a United States ZINC
GLUCONATE  USE PATENT NUMBER RI 33,465 from the patent  holder.  This use patent gives the Company  exclusive  rights to both the use and formulation  patents on zinc  gluconate  for  reducing  the  duration  and  severity  of the common cold symptoms.  This patent and exclusive  license expired in March 2002. The Company does not anticipate  any material  impact on the financial  statements  from the expiration of the patent.

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

Pursuant  to the  License  Agreement  entered  into  between the Company and the patent  holder,  which expired in March 2002, the Company has paid a royalty fee to the patent  holder of three  percent  (3%) on sales  collected,  less certain deductions.

During 1997,  the Company  obtained a trademark for the major  components of its lozenge,  ZIGG(TM) (denoting zinc gluconate glycine),  to set Cold-Eeze(R) apart from the imitations proliferating the marketplace.

An  agreement  between the Company and its  founders was entered into on June 1,
1995. The founders, in consideration of the acquisition of the Cold-Eeze(R) cold therapy  product,  are to receive a total  commission  of five percent  (5%), on sales collected, less certain deductions until the termination of this agreement on May 31, 2005.

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

PRODUCT DISTRIBUTION AND CUSTOMERS

The Company has several Broker, Distributor and Representative Agreements,  both nationally and internationally,  which provide for commission compensation based on sales performance.

The Cold-Eeze(R)  products are distributed through numerous food, chain drug and
mass   merchandisers   throughout  the  United  States,   including   Walgreens,
Albertsons,  CVS,  RiteAid,  Eckerd Drug Company,  B.J's Wholesale  Club,  Inc.,
Winn-Dixie Stores,  Inc.,  Wal-Mart,  Target, The Kroger Company,  Safeway Inc.,
CostCo  Wholesale,  KMart  Corporation,  and wholesale  distributors  including,
AmeriSource-Bergen Drug Company, Cardinal Health and the McKesson Drug Company.

The  Company is not  dependent  on any  single  customer  as the broad  range of customers includes many large wholesalers, mass merchandisers,  and multi-outlet pharmacy  chains,  five of which account for a  significant  percentage of sales volume. The top five customers of the Company represent 23%, 35%, and 40% of its continuing  consolidated  gross  revenues for the years ended December 31, 2002,
2001 and 2000,  respectively.  During  2001 and 2000,  one  customer,  Walgreens exceeded 10% of the Company's sales volume.

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

Quigley  Pharma  currently  has no sales  since it is  undergoing  research  and development  activity in compliance with regulatory  requirements  and is at the initial stages of what may be a lengthy process to develop commercial products.

RESEARCH AND DEVELOPMENT

The Company's  research and  development  costs for the years ended December 31,
2002, 2001 and 2000 were $2,663,291,  $1,331,639, and $1,185,750,  respectively.
Future research and development expenditures are anticipated in order to develop extensions  of the  Cold-Eeze(R)  product,  including  potential  unrelated  new products in the consumer health care industry,  that are primarily  supported by clinical studies,  for efficacious  long-term  products that can be coupled with possible line extension  derivatives for a family of products.  Clinical studies
and  testing  are   anticipated  in  connection  with  Quigley  Pharma  Inc.,  a wholly-owned  subsidiary  of  the  Company  established  in  2001,  such  as the formulation  of products for diabetic use,  radiation  dermatitis and sialorrhea and other disorders. Principally, the increase of research and development costs in 2002 was due to  expenses  incurred  as part of the  product  research  costs related to Quigley Pharma and study costs associated with Cold-Eeze(R).  Quigley
Pharma is currently involved in research activity following patent  applications that the Company has acquired and such research and  development  costs relating to  potential  products  are  expected  to increase  significantly  over time as product research and testing progresses.

REGULATORY MATTERS

The business of the Company is subject to federal and state laws and regulations adopted  for the  health  and  safety of users of the  Company's  products.  The
Company's  Cold-Eeze(R)  product is a  homeopathic  remedy,  which is subject to regulation by various federal,  state and local agencies,  including the FDA and the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad  powers,  and the Company is subject to  regulatory  and  legislative changes that can affect the  economics  of the industry by requiring  changes in operating  practices  or by  influencing  the  demand  for,  and the  costs  of, providing  its products.  Management  believes that the Company is in compliance with all such laws,  regulations and standards currently in effect including the
Food,  Drug  and  Cosmetics  Act  of  1938  and  the  Homeopathic  Pharmacopoeia
Regulatory  Service.  Although it is possible that future  results of operations could be  materially  affected  by the future  costs of  compliance,  management believes  that the future costs will not have a material  adverse  effect on the
Company's financial position or competitive position.

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

COMPETITION

The Company competes with other suppliers of cold remedy and health and wellness
products.   These  suppliers  range  widely  in  size.  Some  of  the  Company's
competitors  have  significantly  greater  financial,   technical  or  marketing
resources than the Company.  Management believes that its Cold-Eeze(R)  product, which has been  clinically  proven in two  double-blind  studies  to reduce  the severity  and  duration  of the  common  cold  symptoms,  offers  a  significant advantage  over many of its  competitors  in the  over-the-counter  cold  remedy market.  Management further believes that Darius' direct marketing  distribution methods offer a significant advantage over many of its competitors.  The Company believes that its ability to compete  depends on a number of factors,  including price,  product  quality,  availability  and  reliability,  credit  terms,  name recognition, delivery time and post-sale service and support.

EMPLOYEES

At December 31, 2002 the Company employed 59 full-time persons, primarily all of whom were involved in an executive,  marketing or administrative  capacity. None of the Company's employees are covered by a collective  bargaining  agreement or is a member of a union.

SUPPLIERS

The Company currently uses three separate  suppliers to produce  Cold-Eeze(R) in lozenge,  bubble gum, and  sugar-free  tablet  form.  The  Cold-Eeze(R)  lozenge product is manufactured by a third party manufacturer whose majority of revenues are from the Company.  Should these  relationships  terminate or discontinue for any reason,  the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially  affecting the Company's  operations with  the  exception  of  bubble  gum,  which  cannot  be  duplicated.  Any such termination  may,  however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

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

ITEM 2.     DESCRIPTION OF PROPERTY

The corporate office of The Quigley  Corporation is located at 621 Shady Retreat
Road,  Doylestown,  Pennsylvania.  This property,  with an area of approximately
13,000 square feet, was purchased in November 1998 and refurbished  during 1999.
The Company occupies  warehouse space in Las Vegas,  Nevada at a monthly cost of
$2,326.  This Nevada location has a three-year  lease that expires in July 2003.
In addition to storage facilities at the manufacturers'  locations,  the Company also stores product in three additional  warehouses in Pennsylvania with storage charges based upon the quantities of product being stored.

The Darius business in Utah is located at 867 East 2260 South, Provo, Utah, with an area of  approximately  17,650 square feet. The current monthly lease cost of this office  space is $7,955 with the lease  expiring in July 2007.  The Company expects  that these  leases will be renewed or that  alternative  spaces will be obtained.

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

The Company  believes  Plaintiffs'  claim is completely  without  merit,  and is vigorously defending the lawsuit and has denied any liability to the Plaintiffs.
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

The Company is vigorously defending this lawsuit and has denied any liability to the plaintiffs. The Company also believes that the plaintiffs' claims are barred by the applicable  statutes of limitations,  and that the plaintiffs are, in any event,  limited to claims for approximately 36,000 shares. The Company continues to believe that the  plaintiffs'  claims are without merit.  No assessment as to the outcome of this action can be made at this time.

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

                          LITIGATION - FORMER EMPLOYEE

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common  Pleas of Bucks  County,  PA  against  the  former  President  of  Darius
International Inc., its wholly owned subsidiary,  following  termination of such
President.  The allegations in the complaint include, but are not limited to, an alleged  breach of fiduciary  duty owed to the  Company.  The Company is seeking both  injunctive  and monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting  that the Court declare him the lawful owner of
55,000 stock options,  unspecified  damages  relating to an alleged breach of an oral contract and for  commissions  allegedly  owed. In addition,  the Defendant requests  the return of  certain  intellectual  property  used to  commence  and continue Darius' operations.

The  Corporation  believes  Defendant's  claims are without merit, is vigorously defending the counterclaims  and is prosecuting its action on its complaint.  No assessment as to the outcome of this action can be made at this time.

                             TERMINATED PROCEEDINGS

                             FORRESTER FINANCIAL LLC

On December 7, 2002,  Forrester  Financial  LLC commenced an action by a Writ of
Summons  filed in the Court of Common  Pleas of Bucks  County,  PA  against  The
Quigley  Corporation.  No Complaint  was filed  detailing the claim of Forrester
Financial LLC against The Quigley  Corporation.  This action was terminated with prejudice by Forrester  Financial LLC as part of its agreement  with The Quigley
Corporation  on February 2, 2003  whereby  certain  warrants  were  scheduled to expire on March 7, 2003 were  extended  to March 7, 2004  (warrants  to purchase
250,000 shares at $8.50;  warrants to purchase 250,000 shares at $11.50).  As an additional part of this agreement,  Forrester Financial LLC was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.

                                 HERBERT KRACKOW

On or about December 16, 2002,  Herbert Krackow commenced an action in the First
Circuit Court of the Ninth Judicial  Circuit in and for Orange  County,  Florida
against The Quigley Corporation,  Caribbean Pacific International, and Caribbean
Pacific Natural Products,  Inc. asking that the Asset Sale Agreement between The
Quigley  Corporation and Caribbean  Pacific  International be set aside and that the plaintiff be made whole on an alleged  Consulting  Agreement for a four-year period  ending  on June 30,  2001.  This  action  has been  discontinued  by the plaintiff  with prejudice and the plaintiff has waived his right for any past or future claim against the  Corporation  in a Release  executed by him in favor of
The Quigley  Corporation  and Caribbean  Pacific Natural  Products.  The Quigley
Corporation  entered into the Joint Mutual  Release with the  plaintiff  without payment of any funds under the Uniform Consideration Act.

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

                                             Common Stock
                                          ------------------
                                  2002                            2001
                         ---------------------        -------------------------
Quarter Ended            High              Low         High                Low
-------------            ----              ---         ----                ---

March 31                $7.280           $2.030       $1.531             $0.813
June 30                 $8.849           $5.400       $1.960             $0.750
September 30            $8.050           $3.050       $1.600             $0.800
December 31             $7.090           $2.400       $2.390             $0.830

Such quotations  reflect  inter-dealer  prices,  without  mark-up,  mark-down or commission and may not represent actual transactions.

The  Company's   securities  are  traded  on  the  NASDAQ  National  Market  and consequently  stock  prices are  available  daily as  generated  by the National
Market established quotation system.

HOLDERS

As of December 31, 2002, there were  approximately  367 holders of record of the
Company's  Common Stock,  including  brokerage firms,  clearing  houses,  and/or depository firms holding the Company's  securities for their respective clients.
The exact number of beneficial  owners of the Company's  securities is not known but exceeds 400.

DIVIDENDS

The Company has not declared,  nor paid, any cash dividends on its Common Stock.
At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

WARRANTS AND OPTIONS

In addition to the Company's outstanding Common Stock, there are, as of December
31, 2002, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share  stated and expire on the date indicated, as follows:

         Description              Number          Exercise Price              Expiration Date
         -----------              ------          --------------              ---------------
         Warrants                250,000               $ 8.5000                March 7, 2004
         Warrants                250,000               $11.5000                March 7, 2004
         CLASS "E"               850,000               $ 1.7500                June 30, 2006
         CLASS "F"               225,000               $ 2.5000                November 4, 2006
         CLASS "G"               585,000               $10.0000                May 5, 2007
         Option Plan             496,500               $ 9.6800                December 1, 2007
         Option Plan             381,000               $ 5.1250                April 6, 2009
         Option Plan             368,000               $ 0.8125                December 20, 2010
         Option Plan             380,000               $ 1.2600                December 10, 2011
         Option Plan             375,000               $ 5.1900                July 30, 2012
         Option Plan             102,000               $ 5.4900                December 17, 2012

At December 31, 2002,  there were 4,262,500  unexercised  and vested options and warrants of the Company's stock available for exercise.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION

The following  table sets forth certain  information  regarding stock option and warrant grants made to executive officers, directors and consultants:

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                      Number of Securities to      Weighted Average
                                                      be Issued Upon Exercise      Exercise Price of
                                                      of Outstanding Options &    Outstanding Options
                                                              Warrants                & Warrants
          Plan Category                                         (A)                       (B)
---------------------------------------------------- --------------------------- ----------------------
Equity Plans Approved by Security Holders(1)                 2,102,500                   $4.78
Equity Plans Not Approved by Security Holders(2)             2,160,000                   $5.97
Total                                                        4,262,500                   $5.38

                                                       Number of Securities Remaining
                                                    Available for Future Issuance Under
                                                    Equity Compensation Plans (Excluding
                                                     Securities Reflected in Column A)
          Plan Category                                               (C)
------------------------------------------------   --------------------------------------
Equity Plans Approve by Security Holders(1)                         839,000
Equity Plans Not Approved by Security Holders (1)                      -
Total                                                               839,000

(1)  An incentive  stock option plan was  instituted  in 1997,  (the "1997 Stock
     Option Plan") and approved by the stockholders in 1998. Options pursuant to the 1997  Stock  Option  Plan have been  granted  to  directors,  executive officers, and employees.

(2)  Other  grants  of  warrants  are  specific  and not  part of a plan.  These specific grants were to executive  officers,  employees and consultants for services.

ITEM 6.   SELECTED FINANCIAL DATA

The following  table sets forth the selected  financial data of the Company for, and at the end of the years ended December 31, 2002, 2001, 2000, 1999 and 1998.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
the Company's financial statements and notes thereto appearing elsewhere herein.

(Amounts in thousands, except             Year Ended    Year Ended    Year Ended   Year Ended   Year Ended
per share data)                           December 31, December 31,   December 31 December 31,  December 31,
                                             2002        2001           2000          1999        1998
                                          ------------------------------------------------------------------

Statement of Income Data:
Sales                                    $ 31,286      $ 23,048      $ 18,565      $ 24,820    $ 36,354
Co-operative advertising promotions         2,014         1,822         3,038         3,246       2,024
Total Revenue                              29,421        22,772        15,527        21,574      34,330
Gross Profit                               12,212        12,551         9,411        13,240      23,411
Income (Loss) -  continuing operations     (5,132)          934        (5,059)       (4,204)      6,809
Loss - discontinued operations             (1,322)         (718)         (137)         --          --
Net Income (Loss)                          (6,454)          216        (5,196)       (4,204)      6,809

Basic earnings (Loss) per share:
       Continuing operations             ($  0.47)     $   0.09      ($  0.48)     ($  0.37)   $   0.51
       Discontinued operations           ($  0.12)    ($   0.07)     ($  0.01)         --          --
       Net income (Loss)                 ($  0.59)     $   0.02      ($  0.49)     ($  0.37)   $   0.51
Diluted earnings (Loss) per share:
       Continuing operations             ($  0.47)     $   0.09      ($  0.48)     ($  0.37)   $   0.46
       Discontinued operations           ($  0.12)    ($   0.07)     ($  0.01)         --          --
       Net income (Loss)                 ($  0.59)     $   0.02      ($  0.49)     ($  0.37)   $   0.46
Weighted average shares outstanding:

       Basic                               10,894        10,675        10,551        11,352      13,335
       Diluted                             10,894        10,751        10,551        11,352      14,944

                                              As of       As of        As of          As of       As of
                                          December 31,  December 31, December 31,   December 31, December 31,
                                             2002          2001        2000           1999        1998
                                          -------------------------------------------------------------------

BALANCE SHEET DATA:
Working capital                            $15,964       $18,626     $18,622         $23,621     $43,024
Total assets                                24,935        24,756      26,056          33,271      48,611
Stockholders' equity                       $18,423       $21,200     $20,971         $26,216     $44,607

In December 2002, the Board of Directors of the Company  approved a plan to sell
Caribbean  Pacific Natural  Products,  Inc.  ("CPNP").  On January 22, 2003, the
Board of Directors of the Company completed the sale of the Company's 60% equity interest in CPNP to Suncoast  Naturals,  Inc.  The sale of this segment has been
treated  as  discontinued   operations  and  all  periods  presented  have  been
reclassified.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

OVERVIEW

The  Quigley   Corporation,   (the  "Company"),   headquartered  in  Doylestown,
Pennsylvania,  is a leading  marketer and distributor of a diversified  range of health and homeopathic products.

The Company's primary product continues to be Cold-Eeze(R), which is marketed in lozenge,  bubblegum and sugar-free  tablet form.  Cold-Eeze(R)  is the only zinc gluconate  glycine  product  clinically  proven in two double  blind  studies to reduce the severity and  duration of common cold  symptoms.  The efficacy of the product was  established  following the  publication  of the second double blind study in July 1996.  A 2002 study  also  found that the use of  Cold-Eeze(R)  to treat a cold  statistically  reduced  the  use of  antibiotics  for  respiratory illnesses by 92% when  Cold-Eeze(R)  is  administered  as a first line treatment approach to the common cold.  This study also  reinforces the original  clinical trials,  concluding that  Cold-Eeze(R)  reduces the median duration of a cold by four days along with  suggesting  that  Cold-Eeze(R)  is an  effective  means of preventing the common cold.

Cold-Eeze(R)  is  distributed  through  numerous  independent,  chain  drug  and discount stores throughout the United States. Cold-Eeze(R) sales were reduced in
2002 over the previous year reflecting the compressed  nature of the cold remedy category as a whole during 2002. Additionally,  the weak economy continues to be an influence on the level of buying activity within the industry.

During 2002 Darius International made a significant  contribution to the Company
with  sales  of   $15,220,813   demonstrating   the  success  of  the  Company's
diversification  strategy  initiated  in 2000.  The range of health and wellness products  sold by  Darius  International  serves as a  balance  to the  seasonal revenue cycles of Cold-Eeze(R).

The establishment of an ethical pharmaceutical subsidiary,  Quigley Pharma Inc., may enable the Company to  diversify  into the  prescription  drug market and to ensure safe and effective distribution of these important potential new products currently under development.  During 2002 Quigley Pharma Inc. continued clinical trials and study activities in various areas of interest.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers to represent the Company's  Cold-Eeze(R)  products,  which provides cost efficiencies that benefit the Company.

Manufacturing  for all the Company's  products is done by outside  sources.  The lozenge form is  manufactured  by a third party  manufacturer  whose majority of revenues are from the Company,  with the bubblegum and the  sugar-free  products being produced by different manufacturers.

During  2002,  the  Company  continued  the process of the  registration  of the
Cold-Eeze(R)  products  in the United  Kingdom as a pharmacy  drug and  incurred approximately $500,000 in related expenses.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its marketing and  distribution  capabilities in order to continue to compete on a national and international level.

In December 2002, the Board of Directors of the Company  approved a plan to sell
Caribbean  Pacific Natural  Products,  Inc.  ("CPNP").  On January 22, 2003, the
Board of Directors of the Company completed the sale of the Company's 60% equity interest in CPNP to Suncoast Naturals,  Inc.  ("Suncoast").  In exchange for its
60% equity  interest in CPNP, the Company shall  receive:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate
registration  statement;   and  (ii)  100,000  shares  of  Suncoast's  Series  A
Redeemable  Preferred  Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time after March 31, 2003 in such amounts as is equal to 50% of the free cash flow reported by Suncoast in the immediately preceding  quarterly  financial  statements  divided by the redemption  price of
$10.00 per share.  The Company owns 19.5% of Suncoast's  issued and  outstanding capital stock.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial  Accounting Standards Board ("FASB") issued SFAS
148  "Accounting  for  Stock-Based  Compensation  - Transition and Disclosure an
amendment of FASB Statement No. 123" (SFAS 148) which amends SFAS 123 to provide alternative  methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also  amends  the  disclosure  provisions  of  SFAS  123  to  require  prominent disclosure  about the effects on reported  net income of an entity's  accounting policy  decisions with respect to  stock-based  employee  compensation.  It also amends APB Opinion No. 28, "Interim Financial Reporting",  to require disclosure about those effects in interim  financial  information.  The Company has adopted the  disclosure  requirements  of SFAS 148 in this Form 10-K for the fiscal year ended December 31, 2002.

In November 2002, the FASB issued FIN 45 "Guarantor's  Accounting and Disclosure
Requirements for Guarantees,  Including  Indirect  Guarantees of Indebtedness of
Others" (FIN 45), which  elaborates on the disclosures to be made by a guarantor about its  obligations  under  certain  guarantees  that it has issued.  It also clarifies  that a guarantor  is required to  recognize,  at the  inception  of a guarantee,  a  liability  for the fair  value of the  obligation  undertaken  in issuing the guarantee.  The disclosure  requirements of FIN 45 are effective for financial  statements  for periods  ending after  December 15, 2002. The initial recognition  and initial  measurement  provisions of FIN 45 are  applicable on a prospective  basis to guarantees issued or modified after December 31, 2002. The adoption  of this  statement  did not have a  material  impact on the  Company's consolidated financial position or results of operations.

In June 2002, the FASB issued Statement of Financial  Accounting  Standards,  or
SFAS,  No.  146,   "Accounting  for  Costs  Associated  with  Exit  or  Disposal
Activities."  This Statement  addresses  financial  accounting and reporting for costs associated with exit or disposal activities and supercedes Emerging Issues
Task Force (EITF) Issue No. 94-3,  "Liability  Recognition for Certain  Employee
Termination Benefits and Other Costs to Exit an Activity including Certain Costs
Incurred in a Restructuring." The Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  Under EITF 94-3, a liability  for an exit cost was  recognized at the date of commitment to an exit or disposal plan. This Statement also  establishes that fair value is the objective for initial  measurement of the liability.  The
Company  must adopt SFAS No. 146 for all exit or  disposal  activities  that are initiated  after  December 31, 2002.  Management  does not believe that adopting this  pronouncement  will have a material  impact on the Company's  consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144,  "Accounting for the Impairment or
Disposal  of  Long-Lived  Assets."  This  statement  supercedes  SFAS  No.  121,
"Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
Be Disposed  Of." The  statement  retains  the  previously  existing  accounting requirements  related to the  recognition  and  measurement of the impairment of
long-lived   assets  to  be  held  and  used  while  expanding  the  measurement requirements  of  long-lived  assets  to be  disposed  of  by  sale  to  include discontinued  operations.  It also  expands the  previously  existing  reporting requirements  for  discontinued  operations  to include a component of an entity that either has been disposed of or is classified as held for sale.  The Company adopted SFAS No. 144 on January 1, 2002.  The adoption of this statement did not have a material  impact on the  Company's  consolidated  financial  position  or results of operations.

In June 2001, the FASB issued Statement of Financial Accounting Standards (SFAS)
No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting  be used for all business  combinations  initiated  after June 30,
2001.  This statement  specifies that certain  acquired  intangible  assets in a business  combination  be  recognized  as assets  separately  from  goodwill and existing  intangible  assets and goodwill be evaluated for these new  separation requirements.  Goodwill and  intangible  assets  determined  to have  indefinite useful lives will not be amortized.  The adoption of this statement did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" was issued by the FASB.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an  impairment-only  approach.  Amortization  of  goodwill,  including goodwill  recorded in past business  combinations,  ceased upon adoption of this statement.  The Company adopted SFAS No. 142 on January 1, 2002. The adoption of this  statement  did not have a material  impact on the  Company's  consolidated financial position or results of operations.

In June 2001,  the FASB issued SFAS No. 143,  "Accounting  for Asset  Retirement
Obligations." This statement  addresses  financial  accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is required to implement SFAS No.
143 on January 1, 2003.  The adoption of this  statement did not have a material
impact  on  the  Company's   consolidated   financial  position  or  results  of
operations.

CRITICAL  ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered to the general public. Due to the nature of the business, it is unlikely that any  accounting  policies,  that are subject to  estimations,  could have a material effect on the Company's  results of operations.  Certain key accounting policies  that may affect the  results of the  Company are the timing of revenue recognition and sales incentives (including coupons, rebates and discounts); the classification  of  advertising  expenses;  and the fact that all  research  and development  costs  are  expensed  as  incurred.  Item  8.  Notes  to  Financial
Statements,  Note 1  Organization  and Business  describes the  Company's  other significant accounting policies.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which is primarily  the time the shipment is received by the  customer.  Sales returns and  allowances  are  provided  for in the  period  that the  related  sales are recorded. Provisions for these reserves are based on historical experience.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred  for the  years  ended  December  31,  2002,  2001 and 2000 were
$4,794,955,  $3,402,006  and  $9,296,483,   respectively.  Included  in  prepaid
expenses and other current assets was $236,875 and $419,000 at December 31, 2002 and 2001, respectively, relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the  years  ended  December  31,  2002,  2001  and  2000  were
$2,663,291,   $1,331,639  and   $1,185,750,   respectively.   Principally,   the
progressive  increase  of  research  and  development  costs was due to expenses incurred as part of the product  research  costs  related to Quigley  Pharma and study costs associated with  Cold-Eeze(R).  Quigley Pharma is currently involved in research activity following patent applications that the Company has acquired and such  research and  development  costs  relating to  potential  products are expected to increase  significantly  over time as product  research  and testing progresses.  The  Company  is at the  initial  stages  of what may be a  lengthy process to develop these patent applications into commercial products.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH SAME PERIOD 2001

Revenues  from  continuing  operations  for 2002 were  $29,420,646  compared  to
$22,772,214  for 2001,  reflecting an increase of 29%.  2002 revenues  comprised
$14,199,833  relating to the  Cold-Eeze(R)  product  (cold  remedy  segment) and
$15,220,813  from  the  Darius  International  (health  and  wellness  segment), compared to 2001 revenues of $16,983,635 and $5,788,579,  by respective segment.
The 2001  Cold-Eeze(R)  revenues included an amount of $1,546,592 as a result of the settlement of the infringement  suit against Gel Tech, LLC, the developer of
Zicam(TM),  and Gum Tech  International,  Inc.,  its  distributor as compared to
$148,866 in 2002.  2002  revenues  report a reduction in  Cold-Eeze(R)  sales of
$2,783,802 due to the compression of the cold remedy category in general despite the  increase  in the  incidences  of the common  cold.  In  addition,  the weak economic  conditions  resulted in lower  carrying  amounts of  inventory  by our customers and reduced order size and frequency.  The health and wellness segment reported  significantly  increased  revenues  in 2002  primarily  due to  strong marketing and promotion programs effected throughout 2002.

Cost of sales from  continuing  operations for 2002 as a percentage of sales was
55%, compared to 44% for 2001. The 2002 increase is primarily due to the effects of the  significantly  increased  revenues from the health and wellness  segment whose cost of sales as a percentage of sales were 71% and 67% for 2002 and 2001, respectively,  reflecting this segment's lower profit margin compared to that of
Cold-Eeze(R) cold remedy segment.

Selling, general and administrative expenses from continuing operations for 2002 were  $14,832,935  compared to  $10,650,555  in 2001.  The  increase in 2002 was primarily due to increased  advertising  of $1,392,952  necessary to support the
Cold-Eeze(R)  product and a non-cash  charge of  $2,100,000 in 2002 for warrants granted in connection with consulting services.

Research and Development costs from continuing  operations in 2002 and 2001 were
$2,663,291 and $1,331,639,  respectively.  Principally, the increase of Research and Development in 2002 was due to expenses associated with the ongoing research and clinical activity of Quigley Pharma in the amount of $1,096,492.

During 2002,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$11,143,588 (64%) of the total operating expenses of $17,496,226, an increase of
60% over the 2001 amount of $6,983,346.  The selling, general and administrative expenses  related to Darius for 2002 and 2001 were  $3,235,793  and  $2,457,236, respectively

Revenues of Caribbean Pacific Natural Products,  Inc. (discontinued  operations)
for the twelve  months  ended  December 31, 2002 and 2001 were  $2,040,312,  and
$2,176,470,  respectively,  net losses for the same periods were  $1,322,355 and
$718,156.  The loss relating to 2002 includes an amount of $633,233  relating to the asset  impairment.  The results of Caribbean  Pacific  Natural  Products are represented  as  discontinued  operations in the  statements of operations  with balance sheet items being  represented  as assets held for sale and  liabilities associated with assets held for sale.

Total assets of the Company at December 31, 2002 and 2001 were  $24,934,956  and
$24,755,795,   respectively.   Working   capital   decreased  by  $2,661,872  to
$15,963,949  at December 31, 2002.  The primary  influences  on working  capital during 2002 were: the increase in cash balances, which was assisted by exercises of warrants and options during 2002;  reductions in inventory on hand; increased advertising  accruals  due to  increased  activity;  and  increased  liabilities resulting from the fair value of warrants  granted  associated  with  consulting services.

TWELVE MONTHS ENDED DECEMBER 31, 2001 COMPARED WITH SAME PERIOD 2000

For the year ended December 31, 2001,  the Company had revenues from  continuing
operations  of  $22,772,214,   an  increase  of  46.7%  over  2000  revenues  of
$15,526,953. In 2001, net income from continuing operations of $934,120 compared to a loss from continuing operations of $5,058,713 in 2000.

Revenues  for  2001   included   amounts  of   $5,788,579   relating  to  Darius
International  (health and wellness  segment)  compared to $51,300 for 2000. The
Cold-Eeze(R)  product (cold remedy segment) was adversely  affected by continued
industry consolidations in which the Company's products are distributed, and the effects of the economic  downturn  which was evident in the latter part of 2001.
However, independent market data indicates that the rate of decrease in consumer purchasing  of  Cold-Eeze(R)  had slowed.  Additionally,  in 2001  revenues were assisted by the settlement in the  infringement  suit against Gel Tech, LLC, the developer of Zicam(TM), and Gum Tech International, Inc., its distributor. Under the agreement,  Gum Tech paid the Company  $1,137,500 for a limited  license for the use of zinc  gluconate for the treatment of the duration and symptoms of the common cold. Gum Tech was also required to pay the Company an ongoing royalty of
5.5 percent  from April 1, 2001  through  March 5, 2002 on all Zicam cold relief sales. In addition,  Gum Tech guaranteed to pay a minimum of $500,000 in ongoing royalties  regardless of sales through March 5, 2002.  Legal and other  expenses associated with this lawsuit in 2001 approximated $700,000.

The Company's cost of sales from continuing  operations as a percentage of sales increased  to 44.3% in 2001  from  32.9% in 2000.  The  primary  reason  for the increase in 2001 was the higher  proportion of sales  attributable  to Darius in
2001 (25%)  compared to 2000 (0.3%).  Darius  products  carry a higher a cost of goods compared to Cold-Eeze(R) products.

Selling, general and administrative expenses from continuing operations for 2001 were  $10,650,555  compared to  $13,930,435 in 2000.  Advertising  costs in 2001 decreased  by  approximately  $6,000,000,  however  this  reduction in costs was partially offset by increased operating costs of Darius which was due to limited operations in 2000.

Research and Development costs from continuing  operations in 2001 and 2000 were
$1,331,639 and $1,185,750,  respectively.  Principally, the increase of Research and  Development  in 2001 and 2000 was due to  expenses  incurred as part of the costs  related  to the  application  for a pharmacy  drug  license in the United
Kingdom, together with the research costs related to Quigley Pharma.

During 2001, the Company's major operating  expenses from continuing  operations of salaries,  brokerage  commissions,  promotion,  advertising,  and legal costs accounted for  approximately  $6,983,346  (58%) of the total of  $11,982,194,  a decrease of 37% over the 2000 amount of  $11,030,430.  The selling,  general and administrative  expenses related to Darius for 2001 and 2000 were $2,457,236 and
$609,984, respectively.

Revenues of Caribbean Pacific Natural Products, Inc. for the twelve months ended
December  31, 2001 and 2000 were  $2,176,470  and  $798,866,  respectively,  net losses for the same periods were $718,156 and $137,760. The results of Caribbean
Pacific  Natural  Products are  represented  as  discontinued  operations in the statement of  operations  with balance sheet items being  represented  as assets held for sale and liabilities associated with assets held for sale.

Total assets of the Company at December 31, 2001 and 2000 were  $24,755,795  and
$26,055,601, respectively. Working capital increased by $3,694 to $18,625,821 at
December 31, 2001.  The primary  influences on working  capital during 2001 were the reductions in accrued  expenses  relating to  advertising  and royalties and sales commissions with the related reduction in cash balances.

MATERIAL COMMITMENTS AND SIGNIFICANT AGREEMENTS

The Company's  products are  manufactured  by outside  sources.  The Company has agreements in place with these manufacturers,  which insure a reliable source of product  for the future.  The  majority  of  revenues  received by the  facility producing the Cold-Eeze(R) lozenge is from the Company.

The Company has agreements in place with  independent  brokers whose function is to  represent  the  Company's  Cold-Eeze(R)  products,  in a  product  sales and promotion  capacity,  throughout  the  United  States and  internationally.  The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

There are significant royalty and commission  agreements between the Company and patent  holders of the Company's cold remedy  products.  The Company has entered into  royalty and  consulting  agreements  with the patent  holders that require payments  of 8% on  sales  collected,  less  certain  deductions,  and  with the founders  who  share  a  commission  of  5% on  sales  collected,  less  certain deductions.  The agreement  with one patent holder expired on March 5, 2002. The agreements  with the other  patent  holder  expire on May 4, 2007,  and with the founders on May 31, 2005.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement during 2002 and 2001 were $448,647 and $678,454, respectively. Amounts payable  under such  agreement  at December  31, 2002 and 2001 were  $63,866 and
$54,941, respectively.

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2002, 2001 and
2000, of $236,304, $218,456 and $133,127, respectively. The future minimum lease obligations under these operating leases are approximately $717,000.

The Company has committed to advertising costs  approximating  $130,000 relating to  2003.  Additional  advertising  cost  is  expected  to be  incurred  for the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $15,963,949  and $18,625,821 at December 31,
2002 and 2001,  respectively.  Changes  in  working  capital  overall  have been primarily due to the following items: cash balances have increased by $3,212,775 due partly to  remittances  resulting  from the exercise of options and warrants during the year;  inventory has decreased by $1,564,459 due to the management of inventory levels;  accrued  advertising has increased by $890,783 as a result of increased  outside  advertising  activity in 2002  compared  to 2001;  remaining current  liabilities  have  increased  in  2002  due to the  increased  business activity of the health and wellness segment and also due to an accrued liability in 2002 resulting from warrants  granted  associated with  consulting  services.
Total cash balances at December 31, 2002 were $12,897,080 compared to $9,684,305 at December 31, 2001.

Management  believes that its revised  strategy to establish  Cold-Eeze(R)  as a
recognized   brand  name,  its  broader  range  of  products,   its  diversified
distribution  methods as it relates to the health and wellness business segment, adequate manufacturing capacity, growth in international sales together with its current working capital should provide an internal source of capital to fund the
Company's  business   operations.   In  addition  to  anticipated  funding  from
operations,  the  Company  and its  subsidiaries  may in the short and long term raise capital through the issuance of equity  securities to finance  anticipated growth.

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

Management  believes that cash generated from operations  along with its current cash  balances  will be  sufficient  to  finance  working  capital  and  capital expenditure requirements for at least the next twelve months.

IMPACT OF INFLATION

The Company is subject to normal  inflationary  trends and anticipates  that any increased costs should be passed on to its customers.

ITEM 8    CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                 Page
                                                                                           ----

Balance Sheets as of December 31, 2002 and 2001                                             F-1

Statements of Operations for the years ended December 31, 2002, 2001, and 2000              F-2

Statements of Stockholders' Equity for the years ended December 31, 2002, 2001,
         and 2000                                                                           F-3

Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000              F-4

Notes to Financial Statements                                                       F-5 to F-19

Responsibility for Financial Statements                                                    F-20

Report of Independent Accountants                                                          F-21

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS                                    December 31, 2002    December 31, 2001
                                                                              -----------------    -----------------

CURRENT ASSETS:

   Cash and cash equivalents                                                       $ 12,897,080        $  9,684,305
   Accounts receivable (less doubtful accounts of $737,782 and $719,310)              4,188,123           4,175,394
   Inventory                                                                          4,526,761           6,091,220
   Prepaid expenses and other current assets                                            490,117           1,448,157
   Assets held for sale                                                                 374,007             782,265
                                                                                   ------------        ------------
       TOTAL CURRENT ASSETS                                                          22,476,088          22,181,341
                                                                                   ------------        ------------

PROPERTY, PLANT AND EQUIPMENT - net                                                   2,336,736           2,120,055
                                                                                   ------------        ------------

OTHER ASSETS:
          Patent rights - Less accumulated amortization                                    --                21,940
          Goodwill, net                                                                  30,763              30,763
          Other assets                                                                    1,000               1,000
          Assets held for sale                                                           90,369             400,696
                                                                                   ------------        ------------
                TOTAL OTHER ASSETS                                                      122,132             454,399
                                                                                   ------------        ------------

TOTAL ASSETS                                                                       $ 24,934,956        $ 24,755,795
                                                                                   ============        ============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable                                                        $    394,675        $    818,805
           Accrued royalties and sales commissions                                    1,146,495             868,621
           Accrued advertising                                                        1,559,575             668,792
           Accrued consulting                                                         1,673,000                --
           Other current liabilities                                                  1,353,383             844,461
           Liabilities associated with assets held for sale                             385,011             354,841
                                                                                   ------------        ------------
                TOTAL CURRENT LIABILITIES                                             6,512,139           3,555,520
                                                                                   ------------        ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

           Common stock, $.0005 par value; authorized 50,000,000;
                Issued: 16,102,670 and 15,321,206 shares                                  8,051               7,661
           Additional paid-in-capital                                                32,592,222          28,915,612
           Retained earnings                                                         11,010,703          17,465,161
           Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost            (25,188,159)        (25,188,159)
                                                                                   ------------        ------------
                TOTAL STOCKHOLDERS' EQUITY                                           18,422,817          21,200,275
                                                                                   ------------        ------------

            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 24,934,956        $ 24,755,795
                                                                                   ============        ============

                 See accompanying notes to financial statements
                                       F-1

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Year Ended     Year Ended          Year Ended
                                                                  December 31, 2002 December 31, 2001  December 31, 2000
                                                                  ----------------- -----------------  -----------------

SALES:
     Sales                                                           $ 31,285,394    $ 23,047,894    $ 18,565,319
     Co-operative advertising promotions                                2,013,614       1,822,272       3,038,366
                                                                     ------------    ------------    ------------

NET SALES                                                              29,271,780      21,225,622      15,526,953

LICENCING FEES                                                            148,866       1,546,592            --
                                                                     ------------    ------------    ------------

TOTAL REVENUE                                                          29,420,646      22,772,214      15,526,953
                                                                     ------------    ------------    ------------

COST OF SALES                                                          17,208,836      10,220,849       6,116,204
                                                                     ------------    ------------    ------------

GROSS PROFIT                                                           12,211,810      12,551,365       9,410,749
                                                                     ------------    ------------    ------------

OPERATING EXPENSES:
      Sales and marketing                                               4,941,174       3,220,789       8,225,242
      Administration                                                    9,891,761       7,429,766       5,705,193
      Research and development                                          2,663,291       1,331,639       1,185,750
                                                                     ------------    ------------    ------------
TOTAL OPERATING EXPENSES                                               17,496,226      11,982,194      15,116,185
                                                                     ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                                          (5,284,416)        569,171      (5,705,436)

INTEREST AND OTHER INCOME                                                 152,313         364,949         646,723
                                                                     ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES
                                                                       (5,132,103)        934,120      (5,058,713)
                                                                     ------------    ------------    ------------

INCOME TAXES                                                                 --              --              --
                                                                     ------------    ------------    ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                               (5,132,103)        934,120      (5,058,713)
                                                                     ------------    ------------    ------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                       (689,122)       (718,156)       (137,760)

 Loss on impairment related to investment in sun-care and skincare
 operations                                                              (633,233)           --              --
                                                                     ------------    ------------    ------------

NET INCOME (LOSS)                                                    ($ 6,454,458)   $    215,964    ($ 5,196,473)
                                                                     ============    ============    ============

Basic earnings per common share:
  Income (loss) from continuing operations                           ($      0.47)   $       0.09    ($      0.48)
  Loss from discontinued operations                                         (0.12)          (0.07)          (0.01)
                                                                     ------------    ------------    ------------
  Net Income (loss)                                                  ($      0.59)   $       0.02    ($      0.49)
                                                                     ============    ============    ============

Diluted earnings per common share:
  Income (loss) from continuing operations                           ($      0.47)   $       0.09    ($      0.48)
  Loss from discontinued operations                                         (0.12)          (0.07)          (0.01)
                                                                     ------------    ------------    ------------
  Net Income (loss)                                                  ($      0.59)   $       0.02    ($      0.49)
                                                                     ============    ============    ============

Weighted average common shares outstanding:
      Basic                                                            10,893,944      10,675,153      10,551,027
                                                                     ============    ============    ============

      Diluted                                                          10,893,944      10,750,687      10,551,027
                                                                     ============    ============    ============

                 See accompanying notes to financial statements
                                       F-2

                             THE QUIGLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                      Common                                   Additional
                                                      Stock                   Issued            Paid-in-
                                                      Shares                  Amount            Capital
                                                 ----------------- -------------------- ---------------------
Balance January 1, 2000                                10,349,731               $7,415           $28,807,108
                                                 ----------------- -------------------- ---------------------

Treasury stock                                           (134,400)

Tax benefits from options,
  warrants & common stock                                                                            230,998

Tax valuation allowance                                                                             (230,998)

Proceeds from options and
  warrants exercised                                      439,822                  221                 64,779

Net loss year ended
  December 31, 2000
                                                 ----------------- -------------------- ---------------------

Balance December 31, 2000                              10,655,153                7,636            28,871,887
                                                 ----------------- -------------------- ---------------------

Treasury stock                                           (30,000)
Shares issued for net assets acquired
                                                           50,000                   25                43,725

Net Income year ended
December 31, 2001
                                                 ----------------- -------------------- ---------------------

Balance December 31, 2001                              10,675,153                7,661            28,915,612
                                                 ----------------- -------------------- ---------------------

Tax benefits from options,                                                                           828,177
  warrants & common stock

Tax valuation allowance                                                                            (828,177)

Warrants issued for service                                                                          427,000
Proceeds from options and warrants exercised
                                                          781,464                  390             3,249,610

Net loss year ended
December 31, 2002
                                                 ----------------- -------------------- ---------------------

Balance December 31, 2002                              11,456,617               $8,051           $32,592,222
                                                 ================= ==================== =====================

                                                          Treasury              Retained
                                                           Stock                Earnings               Total
                                                 ----------------------- -------------------- ----------------------
Balance January 1, 2000                                   ($25,044,584)          $22,445,670          $26,215,609
                                                 ----------------------- -------------------- ----------------------

Treasury stock                                                (113,444)                                  (113,444)

Tax benefits from options,
  warrants & common stock                                                                                 230,998

Tax valuation allowance                                                                                  (230,998)

Proceeds from options and
  warrants exercised                                                                                       65,000

Net loss year ended
  December 31, 2000                                                               (5,196,473)          (5,196,473)
                                                 ----------------------- ------------------- -----------------------

Balance December 31, 2000                                  (25,158,028)           17,249,197           20,970,692
                                                 ----------------------- ------------------- -----------------------

Treasury stock                                                 (30,131)                                   (30,131)
Shares issued for net assets acquired
                                                                                                           43,750

Net Income year ended
December 31, 2001                                                                    215,964              215,964
                                                 ----------------------- ------------------- -----------------------

Balance December 31, 2001                                  (25,188,159)           17,465,161           21,200,275
                                                 ----------------------- ------------------- -----------------------

Tax benefits from options,                                                                                828,177
  warrants & common stock

Tax valuation allowance                                                                                  (828,177)

Warrants issued for service                                                                               427,000
Proceeds from options and warrants exercised
                                                                                                        3,250,000

Net loss year ended
December 31, 2002                                                                 (6,454,458)          (6,454,458)
                                                 ----------------------- ------------------- -----------------------

Balance December 31, 2002                                 ($25,188,159)          $11,010,703          $18,422,817
                                                 ======================= =================== =======================

                 See accompanying notes to financial statements
                                       F-3

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Year Ended       Year Ended    Year Ended
                                                              December 31,   December 31,     December 31,
                                                                2002            2001           2000
                                                          ------------    ------------    ------------
      OPERATING ACTIVITIES:
                                                           ($6,454,458)      $215,964      ($5,196,473)
                                                          ------------    ------------    ------------
Adjustments to reconcile net income (loss) to
 net cash provided by (used in) continuing operations:
  Loss from discontinued operations                            689,122         718,156         137,760
  Loss on impairment related to discontinued operations        633,233            --              --
  Depreciation and amortization                                409,068         458,741         355,172
  Compensation satisfied with common stock warrants          2,100,000            --              --
  Other assets                                                    --              --           453,164
  Bad debts provision                                           18,472         183,014         306,001
  (Increase) decrease in assets:
       Accounts receivable                                     (31,201)       (448,426)      2,471,491
       Inventory                                             1,564,459         862,832        (399,337)
       Prepaid expenses and other current assets               958,040        (328,528)        313,973
       Prepaid income taxes                                       --              --         2,485,247
  Increase (decrease) in liabilities:
       Accounts payable                                       (424,130)         11,769         287,271
       Accrued royalties and sales commissions                 277,874        (541,126)       (312,968)
       Accrued advertising                                     890,783      (1,069,081)     (2,786,028)
       Other current liabilities                               508,922        (412,175)        551,974
                                                          ------------    ------------    ------------
                 Total adjustments                           7,594,642        (564,824)      3,863,720
                                                          ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN)
  OPERATING ACTIVITIES                                       1,140,184        (348,860)     (1,332,753)
                                                          ------------    ------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                        (580,861)       (343,614)       (375,778)
  Net cost of net assets acquired                                 --           (30,763)           --
                                                          ------------    ------------    ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                  (580,861)       (374,377)       (375,778)
                                                          ------------    ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from exercises of options and warrants            3,250,000            --            65,000
  Repurchase of common stock                                      --           (30,131)       (113,444)
                                                          ------------    ------------    ------------

NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                       3,250,000         (30,131)        (48,444)
                                                          ------------    ------------    ------------

NET CASH USED IN DISCONTINUED
  OPERATIONS                                                  (596,548)       (844,911)       (950,916)
                                                          ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH                              3,212,775      (1,598,279)     (2,707,891)

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                     9,684,305      11,282,584      13,990,475
                                                          ------------    ------------    ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                           $ 12,897,080    $  9,684,305    $ 11,282,584
                                                          ============    ============    ============

                 See accompanying notes to financial statements
                                       F-4

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public.  For the fiscal periods  presented,  the Company's  revenues have come from the Company's proprietary  "Cold-Eeze(R)"  products  and  the  Health  and  Wellness  business segment.

Darius  International Inc., a wholly owned subsidiary of the Company, was formed in January 2000 to introduce new products to the  marketplace  through a network
of  independent   distributors.   Darius  is  a  direct   selling   organization
specializing  in  proprietary  health and  wellness  products,  which  commenced shipping product to customers in the third quarter of 2000.

The formation of Darius International Inc., has provided  diversification to the
Company in both the  method of product  distribution  and the  broader  range of products  available  to the  marketplace  serving as a balance  to the  seasonal revenue cycles of the Cold-Eeze(R) branded products.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural  Products,  Inc.,  ("CPNP") which is a leading developer and marketer of all-natural  sun-care and skincare products for luxury resorts,  theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to sell CPNP. On January 22, 2003, the Board of Directors of the Company  completed the sale of the Company's 60% equity interest in CPNP to Suncoast Naturals, Inc.
("Suncoast").  See  discussion  in  Notes  to  Financial  Statements,  Note  3 -
Discontinued Operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  In the opinion of management,  all  adjustments  necessary to present fairly the  consolidated  financial  position,  consolidated  results of operations and  consolidated  cash flows, for the periods  indicated,  have been made.  Certain prior period amounts have been  reclassified  to conform with the
2002 presentation.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural Products,  Inc., ("CPNP"),  which is a leading developer and marketer of all-natural  sun-care and skincare products for luxury resorts,  theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to sell CPNP. On January 22, 2003, the Board of Directors of the Company  completed the sale of the Company's 60% equity interest in CPNP to Suncoast Naturals, Inc.
("Suncoast"). In exchange for its 60% equity interest in CPNP, the Company shall receive:  (i) 750,000  shares of  Suncoast's  common stock,  which  Suncoast has agreed, at its cost and within 60 days from the closing,  to register for public resale through an appropriate registration statement; and (ii) 100,000 shares of
Suncoast's Series A Redeemable  Preferred Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time  after  March 31,
2003 in such  amounts  as is equal  to 50% of the free  cash  flow  reported  by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption  price of $10.00 per share.  The Company owns 19.5% of Suncoast's issued  and  outstanding  capital  stock.  Results  of  CPNP  are  presented  as discontinued  operations in the  Consolidated  Statements of Operations with the balance  sheet  items  classified  as  "assets  held for sale" and  "liabilities associated with assets held for sale" in the Consolidated Balance Sheets.

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

USE OF ESTIMATES

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

INTANGIBLE ASSETS

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months and were fully amortized  as of March 2002.  Amortization  costs  incurred  for the years ended
December  31,  2002,  2001  and  2000,   were  $21,940,   $87,761  and  $87,761,
respectively.  Accumulated  amortization  at  December  31,  2002  and  2001 was
$490,000 and $468,000, respectively.

As of December 31, 2002,  intangible  assets  consist  principally  of goodwill.
Goodwill  is  not  amortized  but  reviewed  for  impairment   when  events  and
circumstances  indicate  the  carrying  amount may not be  recoverable  or on an annual basis if operations of a reporting unit have materially  changed from the prior year. In 2002,  the Company  realized an impairment  loss of $296,047 from its  investment  in CPNP,  which is reflected in  discontinued  operations.  The effects of  adopting  FASB 142 was  immaterial  to net income and did not change basic or diluted  earnings per share for the years ended December 31, 2002, 2001 and 2000.

CONCENTRATION OF RISKS

Financial  instruments  that  potentially  subject  the  Company to  significant concentrations of credit risk consist  principally of cash investments and trade accounts receivable.

The  Company  maintains  cash and cash  equivalents  with four  major  financial institutions.  Since the  Company  maintains  amounts  in  excess of  guarantees provided by the Federal Depository Insurance  Corporation,  the Company performs periodic  evaluations  of  the  relative  credit  standing  of  these  financial institutions and limits the amount of credit exposure with any one institution.

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant  percentage  of sales  volume,  representing  23% for the year ended
December 31,  2002,  35% for the year ended  December 31, 2001,  and 40% for the year ended December 31, 2000.  Customers  comprising  the five largest  accounts receivable  balances  represented 44% and 45% of total trade receivable balances at December 31, 2002 and 2001,  respectively.  During 2002, approximately 99% of the Company's revenues  originated in the United States with the remainder being attributable to international trade.

The Company currently uses three separate  suppliers to produce  Cold-Eeze(R) in lozenge,  bubble gum, and  sugar-free  tablet form.  A large  proportion  of the
Company's  revenues are currently  generated  from the sale of the  Cold-Eeze(R)
product with the remaining  revenue coming from the health and wellness segment.
The lozenge form is manufactured by a third party manufacturer whose majority of revenues are from the Company. The other forms are manufactured by third parties that  produce a variety of other  products  for other  customers.  Should  these
relationships   terminate  or  discontinue  for  any  reason,  the  Company  has formulated  a  contingency  plan in order to prevent  such  discontinuance  from materially  affecting  the  Company's  operations.  Any  such  termination  may, however,  result  in a  temporary  delay in  production  until  the  replacement facility is able to meet the Company's production requirements.

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

LONG-LIVED ASSETS

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized  in the Statement of  Operations.  In 2002,  the Company  realized an impairment  loss of $337,186 from its investment in CPNP,  which is reflected in discontinued operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which is primarily  the time the shipment is received by the  customer.  Sales returns and  allowances  are  provided  for in the  period  that the  related  sales are recorded.  Provisions  for these  reserves are based on  historical  experience.
Total  revenues for  December 31, 2002 and 2001 include  amounts of $148,866 and
$1,546,592,  respectively,  as a result of the  settlement  of the  infringement suit,  related to  licensing  fees,  against Gel Tech,  LLC,  the  developer  of
Zicam(TM), and Gum Tech International, Inc., its distributor.

SHIPPING AND HANDLING

Product  sales  relating to Health and  Wellness  products  carry an  additional identifiable shipping and handling charge to the purchaser,  which is classified as revenue.  For cold remedy  products,  such costs are  included as part of the invoiced price. In all cases costs related to this revenue are recorded in costs of sales.

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees  and  non-employees  since the date of the  Company's
public  inception.   Options  and  warrants  are  exercisable  during  a  period determined  by the  Company,  but in no event later than ten years from the date granted.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2002,  2001 and 2000 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                    Year Ended           Year Ended         Year Ended
                                                                  December 31,          December 31,       December 31,
                                                                       2002                 2001               2000
                                                               ----------------------     ---------------  --------------
Net income (loss)
   As reported                                                       ($6,454,458)        $215,964           ($5,196,473)
   Compensation expense                                               (2,072,220)        (244,000)             (237,750)
   Pro forma                                                         ($8,526,678)        ($28,036)          ($5,434,223)

Basic earnings (loss) per share
   As reported                                                         ($0.59)             $0.02              ($0.49)
   Pro forma                                                           ($0.78)               -                ($0.52)
Diluted earnings (loss) per share
   As reported                                                         ($0.59)             $0.02              ($0.49)
   Pro forma                                                           ($0.78)               -                ($0.52)

Expense  relating to warrants granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the Black  Scholes  pricing model dependent upon the circumstances relating to the specific grants.

ROYALTIES

The Company  includes  royalties  and founders  commissions  incurred as cost of sales based on agreement terms.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales. Advertising costs incurred for the years ended December 31, 2002, 2001 and 2000 were $4,794,955, $3,402,006 and $9,296,483,  respectively.  Included in prepaid  expenses and other current assets was $236,875 and $419,000 at December
31, 2002 and 2001 relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the  years  ended  December  31,  2002,  2001  and  2000  were
$2,663,291, $1,331,639 and $1,185,750,  respectively.  Principally, the increase in research and development  costs in 2002 was due to expenses  incurred as part of the  product  research  costs  related  to  Quigley  Pharma  and study  costs associated with  Cold-Eeze(R).  Quigley Pharma is currently involved in research activity  following patent  applications  that the Company has acquired and such research and  development  costs relating to potential  products are expected to increase significantly over time as product research and testing progresses.

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates.  See  Notes to  Financial  Statements,  Note 7 - Income
Taxes for further discussion.

NOTE 3 - DISCONTINUED OPERATIONS

Effective  July 1, 2000,  the  Company  acquired  a 60%  ownership  position  of
Caribbean Pacific Natural Products, Inc., ("CPNP") which is accounted for by the purchase method of accounting and accordingly,  the operating  results have been included in the Company's  consolidated  financial  Statements  from the date of acquisition.  This majority  ownership  position required a cash investment that approximated $812,000 and the provision for a $1 million line of credit, secured by  inventory,  accounts  receivable  and all other assets of Caribbean  Pacific
Natural  Products.  The net assets of CPNP at the acquisition  date  principally consisted of a product license and  distribution  rights with no recorded value, inventory  and fixed assets of $312,915  and $510,000 of working  capital with a contribution to minority interest of $329,166.

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Board of Directors of the Company  completed the sale of the Company's  60% equity  interest in CPNP to Suncoast  Naturals,  Inc.
("Suncoast"). In exchange for its 60% equity interest in CPNP, the Company shall receive:  (i) 750,000  shares of  Suncoast's  common stock,  which  Suncoast has agreed, at its cost and within 60 days from the closing,  to register for public resale through an appropriate registration statement; and (ii) 100,000 shares of
Suncoast's Series A Redeemable  Preferred Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time  after  March 31,
2003 in such  amounts  as is equal  to 50% of the free  cash  flow  reported  by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption  price of $10.00 per share.  The Company owns 19.5% of Suncoast's issued and  outstanding  capital  stock.  The disposal of CPNP was  completed in order to allow the Company to focus  resources on other  activities and clinical research and development.

Sales  for the  twelve  months  ended  December  31,  2002,  2001 and 2000  were
$2,040,312,  $2,176,470  and  $798,866,  respectively,  net  losses for the same periods were $1,322,355, $718,155 and $137,760,  respectively. The loss relating to 2002 includes an amount of $633,233 relating to the asset impairment. Results of CPNP are presented as discontinued  operations in the Consolidated Statements of Operations with the balance sheet items  classified as "assets held for sale"
and  "liabilities  associated  with  assets  held for sale" in the  Consolidated
Balance Sheets. The major classes of balance sheet items of assets held for sale at December 31, 2002 and 2001 are inventory  ($281,089 and  $416,526),  accounts receivable  ($358,670 and $248,897) and accounts payable ($172,867 and $93,008), respectively.

NOTE 4 - SEGMENT INFORMATION

The basis for presenting  segment  results  generally is consistent with overall
Company reporting.  The Company reports information about its operating segments in  accordance  with  Financial  Accounting  Standard  Board  Statement No. 131,
"Disclosure  About  Segments of an Enterprise  and Related  Information,"  which establishes  standards for  reporting  information  about a company's  operating segments. All consolidating items are included in Corporate & Other.

The  Company  has  divided  its  operations  into three  reportable  segments as
follows:   The  Quigley  Corporation  (Cold  Remedy),   whose  main  product  is
Cold-Eeze(R),  a proprietary zinc gluconate glycine lozenge for the common cold;
Darius (Health and Wellness), whose business is the sale and direct marketing of
a  range  of  health  and  wellness   products  and  Quigley   Pharma   (Ethical
Pharmaceutical),  currently  involved in research  and  development  activity to develop patent applications for potential pharmaceutical products.

As discussed in Notes to Financial Statements, Note 3 - Discontinued Operations,
the Company disposed of its Sun-care and Skincare segment.

Financial  information relating to 2002, 2001 and 2000 continuing  operations by business segment follows:

----------------------------------------------------------------------------------------------------------------------------
As of and for the three
months ended December 31,              Cold           Health and        Ethical         Corporate and
2002                                   Remedy          Wellness      Pharmaceutical        Other             Total
----------------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                        $ 6,782,664        $4,616,637          -                     -         $11,399,301
  Inter-segment                           -                 -             -                     -                -
Segment operating profit (loss)     (1,510,198)          172,362     ($485,590)              $15,470       (1,807,956)
Total Assets                       $26,223,476        $1,401,867          -              ($2,690,387)     $24,934,956

                                                          F-9

----------------------------------------------------------------------------------------------------------------------------
As of and for the twelve
months ended December 31,              Cold           Health and        Ethical         Corporate and
2002                                   Remedy          Wellness      Pharmaceutical        Other             Total
----------------------------------------------------------------------------------------------------------------------------

Revenues
 Customers                         $14,199,833       $15,220,813          -                  -            $29,420,646
 Inter-segment                            -                 -             -                  -                   -
Segment operating profit (loss)     (4,839,359)        1,103,610    ($1,604,753)          $56,086          (5,284,416)
Total Assets                       $26,223,476       $ 1,401,867          -           ($2,690,387)        $24,934,956

----------------------------------------------------------------------------------------------------------------------------
As of and for the three
months ended December 31,              Cold           Health and        Ethical         Corporate and
2001                                   Remedy          Wellness      Pharmaceutical        Other             Total
----------------------------------------------------------------------------------------------------------------------------

Revenues
 Customers                         $ 6,536,445        $1,763,209           -                   -          $ 8,299,654
 Inter-segment                            -                 -              -                   -                 -
Segment operating profit (loss)      1,893,169          (354,104)     ($161,182)               -            1,377,883
Total Assets                       $26,726,729        $  826,946           -            ($2,797,880)      $24,755,795

----------------------------------------------------------------------------------------------------------------------------
As of and for the twelve
months ended December 31,              Cold           Health and        Ethical         Corporate and
2001                                   Remedy          Wellness      Pharmaceutical        Other             Total
----------------------------------------------------------------------------------------------------------------------------

Revenues
 Customers                         $16,983,635        $5,788,579            -                 -            $22,772,214
 Inter-segment                         116,385          (176,412)           -              $60,027                -
Segment operating profit (loss)      1,638,264          (729,374)      ($467,436)          127,717             569,171
Total Assets                       $26,726,729        $  826,946            -           ($2,797,880)       $24,755,795

----------------------------------------------------------------------------------------------------------------------------
As of and for the three
months ended December 31,              Cold           Health and        Ethical         Corporate and
2000                                   Remedy          Wellness      Pharmaceutical        Other             Total
----------------------------------------------------------------------------------------------------------------------------

Revenues
 Customers                          $6,501,262         $11,811            -                   -            $6,513,073
 Inter-segment                           3,486            -               -                ($3,486)              -
Segment operating profit (loss)        360,515        (173,335)           -                    648            187,828
Total Assets                       $27,005,069        $428,210            -            ($2,146,880)       $25,286,399

----------------------------------------------------------------------------------------------------------------------------
As of and for the twelve
months ended December 31,              Cold           Health and        Ethical         Corporate and
2000                                   Remedy          Wellness      Pharmaceutical        Other             Total
----------------------------------------------------------------------------------------------------------------------------

Revenues
 Customers                          $15,475,653        $51,300             -                   -          $15,526,953
 Inter-segment                          320,623           -                -              ($320,623)             -
Segment operating profit (loss)      (4,645,828)       (936,534)           -               (123,074)       (5,705,436)
Total Assets                        $27,005,069        $428,210            -            ($2,146,880)      $25,286,399

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:               December 31, 2002         December 31, 2001
                                                -----------------         -----------------

Land                                               $  152,203               $  152,203
Buildings and improvements                          1,503,641                1,496,293
Machinery and equipment                             1,061,852                  845,555
Computer software                                     462,032                  225,241
Furniture and fixtures                                180,287                  171,898
                                                   ----------               ----------
                                                    3,360,015                2,891,190
Less: Accumulated  depreciation                     1,023,279                  771,135
                                                   ----------               ----------
                                                   ----------               ----------
Property, Plant and Equipment, net                 $2,336,736               $2,120,055
                                                   ==========               ==========

Depreciation  expense for the years ended  December 31, 2002,  2001 and 2000 was
$387,128, $343,661, and $267,411, respectively.

NOTE 6 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

During 1996,  the Company  entered into a licensing  agreement  resulting in the utilization of the zinc gluconate  patent. In return for the acquisition of this license,  the Company  issued a total of 240,000  shares of common  stock to the patent holder and attorneys during 1996 and 1997. The related  intangible asset, approximating $490,000, was valued at the fair value of these shares at the date of the grant.  This asset value was  amortized  over the  remaining  life of the patent that expired in March 2002.  The Company was required to pay a 3% royalty on sales collected, less certain deductions, to the patent holder throughout the term of this agreement, which also expired in 2002.

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
Additionally,  a founder's  commission  totaling  5%, on sales  collected,  less certain deductions, is paid to two of the officers, who are also stockholders of the Company, and whose agreements expire in 2005.

The expenses for the respective periods relating to such agreements  amounted to
$1,421,475,  $1,399,847,  and $1,952,603, for the years ended December 31, 2002,
2001, and 2000, respectively. Amounts accrued for these expenses at December 31,
2002 and 2001 were $603,387 and $553,698, respectively.

NOTE 7 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                       Year Ended         Year Ended           Year Ended
                    December 31, 2002  December 31, 2001    December 31, 2000
                    -----------------  -----------------    -----------------

Current:
     Federal                 --                 --                   --
     State                   --                 --                   --
                      -----------        -----------          -----------

Deferred:
     Federal            ($980,638)          $340,861          ($1,504,966)
     State                 82,664            (24,977)            (183,650)
                      -----------        -----------          -----------
                         (897,974)           315,884           (1,688,616)
                      -----------        -----------          -----------

Valuation allowance       897,974           (315,884)           1,688,616
                      -----------        -----------          -----------

Total                        --                 --                   --
                      ===========        ===========          ===========

A reconciliation  of the statutory  federal income tax expense  (benefit) to the effective tax is as follows:

                                       Year Ended    Year Ended     Year Ended
                                      December 31,  December 31,   December 31,
                                         2002         2001             2000
                                      ------------  ------------   ------------

Statutory rate                       ($1,744,916)   $   317,600    ($1,719,963)
State taxes net of federal benefit        56,707        (17,134)      (122,311)
Permanent differences and other          790,235         15,418        153,658
                                     -----------    -----------    -----------
                                        (897,974)       315,884     (1,688,616)
                                     -----------    -----------    -----------

Less valuation allowance                 897,974       (315,884)     1,688,616
                                     -----------    -----------    -----------
          Total                             --             --             --
                                     ===========    ===========    ===========

The tax effects of the primary "temporary  differences"  between values recorded for assets and liabilities for financial  reporting purposes and values utilized for  measurement  in  accordance  with tax  laws  giving  rise to the  Company's deferred tax assets are as follows:

                                    Year Ended    Year Ended      Year Ended
                                   December 31,  December 31,    December 31,
                                       2002         2001              2000
                                   ------------  ------------    ------------

Net operating loss carry-forward   $ 4,459,068    $ 3,082,051    $ 3,387,629
Contract termination costs             710,970        305,019        378,555
Bad debt expense                       187,992        263,654        196,879
Other                                  152,789        133,943        137,488
Valuation allowance                 (5,510,819)    (3,784,667)    (4,100,551)
                                   -----------    -----------    -----------
          Total                           --             --             --
                                   ===========    ===========    ===========

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,756,383 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $42,800,364  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
$14.3 million for federal  purposes,  of which $3.5 million will expire in 2019,
$4.0 million in 2020, $6.8 million in 2022 and $14.3 million for state purposes, of which $9.7  million  will  expire in 2009,  $3.0  million  in 2010,  and $1.6 million in 2012. Until sufficient  taxable income to offset the temporary timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 8 - EARNINGS PER SHARE

Basic earnings per share ("EPS")  excludes  dilution and is computed by dividing income  available to common  stockholders  by the  weighted - average  number of common  shares  outstanding  for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common  stock  that  shared in the  earnings  of the  entity.  Diluted  EPS also utilizes the treasury  stock method which  prescribes a theoretical  buy back of shares from the  theoretical  proceeds of all options and  warrants  outstanding during  the  period.  Since  there is a large  number of  options  and  warrants outstanding,  fluctuations  in the  actual  market  price can have a variety  of results for each period presented.

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented is as follows  (millions,  except earnings per share amounts):

                          Year Ended                  Year Ended                  Year Ended
                      December 31, 2002            December 31, 2001           December 31, 2000
                 -------------------------------------------------------------------------------------

                  Loss    Shares     EPS      Income    Shares     EPS       Loss     Shares    EPS
                 -------------------------------------------------------------------------------------

Basic EPS       ($ 5.1)   10.9    ($  0.47)   $  0.9     10.7   $  0.09    ($ 5.1)     10.5   ($  0.48)

Dilutives:
Options and
Warrants           --       --        --         --       0.1      --         --         --        --
                ------    -----    --------   ------   ------   --------  -------   -------  ---------
Diluted EPS     ($ 5.1)   10.9    ($  0.47)   $  0.9     10.8   $  0.09    ($ 5.1)     10.5   ($  0.48)
                ======    =====    ========   ======   ======   ========  =======   =======  =========

Options and  warrants  outstanding  at  December  31,  2002,  2001 and 2000 were
4,262,500,  4,014,000 and 4,042,400,  respectively, but were not included in the computation of diluted earnings per share because the effect was antidilutive.

NOTE 9 - STOCK COMPENSATION

Stock  options for purchase of the  Company's  common stock have been granted to both  employees  and  non-employees.  Options  are  exercisable  during a period determined  by the  Company,  but in no event later than ten years from the date granted.

On December  2, 1997,  the  Company's  Board of  Directors  approved a new Stock
Option Plan ("Plan")  which was amended in 2001 and provides for the granting of up to three million shares to employees.  Under this Plan, the Company may grant options  to  employees,  officers  or  directors  of  the  Company  at  variable percentages  of the  market  value of stock at the date of grant.  No  incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders  approved the
Plan in 1998. A total of 477,000, 400,000 and 480,000 options were granted under this Plan during the years ended December 31, 2002, 2001 and 2000, respectively.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2002,  2001 and 2000 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma  amounts  as  displayed  in Notes to  Financial  Statements,  Note 2 -
Summary of Significant Accounting Policies.

Expense  relating to options  granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the  Black-Scholes  pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes  pricing model to determine the fair value of
stock  options  granted  during  the  periods   presented  using  the  following
assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility ranging between 108.0% and 119.2% for the year ended December 31, 2002, 58.9% for 2001, and ranging between 92.8% and 110%
for the  year  ended  December  31,  2000;  expected  dividend  yield  of 0% and risk-free  interest  rate  ranging  between  4.06% and 4.51% for the year  ended
December 31, 2002,  expected dividend yield of 1.5% and risk-free  interest rate of 4.36% for the year ended December 31, 2001,  expected  dividend yield of 1.5%
and  risk-free  interest  rate of  between  4.94% and  6.59% for the year  ended
December  31,  2000,  based on the  expected  life of the option.  The impact of applying  SFAS No. 123 in this pro forma  disclosure  is not  indicative  of the impact on future  years'  reported  net income as SFAS No. 123 does not apply to stock options  granted prior to the beginning of fiscal year 1996 and additional stock  options  awards  are  anticipated  in  future  years.  All  options  were immediately vested upon grant.

A summary of the status of the Company's  stock options and warrants  granted to both  employees and  non-employees  as of December 31, 2002,  2001, and 2000 and changes during the years then ended is presented below:

YEAR ENDED DECEMBER 31, 2002:

                                              Employees                  Non-Employees                 Total
                                          --------------------     ----------------------     ----------------------
                                                      Weighted                  Weighted                   Weighted
                                                       Average                   Average                   Average
                                          Shares      Exercise     Shares       Exercise      Shares       Exercise
                                          (,000)        Price      (,000)        Price        (,000)         Price
                                        ----------------------------------------------------------------------------
Options/warrants  outstanding
   at  beginning of period                3,009        $4.32        1,005        $6.73         4,014         $4.92
Additions/deductions:
  Granted                                   432         5.26        1,045         8.12         1,477          7.28
  Exercised                                  58         1.68          800         4.72           858          4.51
  Cancelled                                  20         9.84          350        10.00           370         10.00
                                        ----------------------------------------------------------------------------
Options/warrants  outstanding
   at end of period                       3,363        $4.45          900        $8.86         4,263         $5.38
                                        ----------------------------------------------------------------------------
Options/warrants  exercisable
   at end of period                       3,363                       900                      4,263
                                        ============================================================================

Weighted average fair value of
   grants                                 $5.26                     $8.12                      $7.28

Price range of  options/warrants
   exercised                          $0.81-$5.13                 $1.75-$6.50               $0.81-$6.50
Price range of options/warrants
   outstanding                       $0.81-$10.00                $0.81-$11.50               $0.81-$11.50
Price range of options/warrants
   exercisable                       $0.81-$10.00                $0.81-$11.50               $0.81-$11.50

YEAR ENDED DECEMBER 31, 2001:

                                              Employees                  Non-Employees                    Total
                                          --------------------     ---------------------------      ---------------------
                                                      Weighted                        Weighted                   Weighted
                                                       Average                         Average                   Average
                                          Shares      Exercise     Shares             Exercise      Shares       Exercise
                                          (,000)        Price      (,000)              Price        (,000)         Price
                                        ----------------------------------------------------------------------------------

Options/warrants  outstanding
  at  beginning of period                 2,747        $4.68       1,370              $5.42         4,117         $4.93
Additions/deductions:
  Granted                                   355         1.26          45               1.26           400          1.26
  Exercised                                   -            -           -                  -             -             -
  Cancelled                                  93         3.35         410               1.75           503          2.05
                                        ----------------------------------------------------------------------------------
Options/warrants  outstanding
 at end of period                         3,009        $4.32       1,005              $6.73         4,014         $4.92
                                        ----------------------------------------------------------------------------------

 Options/warrants  exercisable
  at end of period                        3,009                    1,005                            4,014
                                        ==================================================================================

Weighted average fair value of
 grants                                   $1.26                    $1.26                            $1.26

Price range of options/warrants
 exercised                                    -                        -                                -
Price range of options/warrants
 outstanding                          $0.81-$10.00              $0.81-$10.00                    $0.81-$10.00
Price range of options/warrants
 exercisable                          $0.81-$10.00              $0.81-$10.00                    $0.81-$10.00

YEAR ENDED DECEMBER 31, 2000:

                                              Employees                  Non-Employees                     Total
                                          --------------------     ---------------------------      ---------------------
                                                      Weighted                        Weighted                   Weighted
                                                       Average                         Average                   Average
                                          Shares      Exercise     Shares             Exercise      Shares       Exercise
                                          (,000)        Price      (,000)              Price        (,000)         Price
                                        ----------------------------------------------------------------------------------

Options/warrants  outstanding
 at  beginning of period                  2,799        $4.59       1,480               $5.14        4,279          $4.78
Additions/deductions:
 Granted                                    440         1.10          40                0.81          480           1.07
 Exercised                                  460         0.50         130                0.50          590           0.50
 Cancelled                                   32         7.83          20                7.40           52           7.67
                                        ----------------------------------------------------------------------------------
Options/warrants  outstanding
 at end of period                         2,747        $4.68       1,370               $5.42        4,117          $4.93
                                        ----------------------------------------------------------------------------------
Options/warrants exercisable
 at end of period                         2,747                    1,370                            4,117
                                        ==================================================================================

Weighted average fair value of
 grants                                   $0.69                    $0.55                            $0.68

Price range of options/warrants
 exercised                                $0.50                    $0.50                            $0.50
Price range of options/warrants
 outstanding                         $0.81-$10.00              $0.81-$10.00                     $0.81-$10.00
Price range of options/warrants
 exercisable                         $0.81-$10.00              $0.81-$10.00                     $0.81-$10.00

The following table summarizes  information about stock options  outstanding and stock options  exercisable,  as granted to both employees and non-employees,  at
December 31, 2002:

                                    Employees                                        Non-Employees
                                    ---------                                        -------------

                                    Weighted                                             Weighted
                                     Average                                             Average
  Range of                          Remaining        Weighted                            Remaining          Weighted
  Exercise             Number      Contractual       Average            Number          Contractual         Average
   Prices           Outstanding        Life        Exercise Price     Outstanding          Life           Exercise Price
------------------------------------------------------------------------------------------------------------------------

$0.81-$2.50         1,738,000          5.4           $1.58               85,000            8.5               $1.05
$5.13-$9.68         1,289,500          6.9           $6.89              315,000            2.7               $7.96
$10.00-$11.50         335,000          4.3          $10.00              500,000            2.8              $10.75
                    ---------                                           -------
                    3,362,500                                           900,000
                    =========                                           =======

Options and warrants  outstanding as of December 31, 2002,  2001 and 2000 expire from March 7, 2004 through December 17, 2012,  depending upon the date of grant.
In February 2003, 250,000 warrants with an exercise price of $9.50 per share and an expiration date of March 2004 were issued,  and the exercise date for 500,000 existing  warrants  were  extended  by one  year.  See  discussion  in  Notes to
Financial Statements, Note 10 - Stockholders' Equity.

During  1999,  the  Company  implemented  a  defined  contribution  plan for its employees.  The Company's contribution to the plan is based on the amount of the employee plan contributions. The Company's contribution cost to the plan in 2002 and 2001 was approximately $179,000 and $140,000, respectively.

NOTE 10 - STOCKHOLDERS' EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
December  31,  2002,  4,159,191  shares  have  been  repurchased  at a  cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2002.

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of
March 7, 2002 for a term of twelve months,  but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by Forrester to the Company, the Company granted to Forrester, or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock.  The warrants have three distinct  exercise prices,  they being,  500,000 warrants are  exercisable at $6.50 per share,  these were exercised in May 2002,
250,000  warrants are exercisable at $8.50 per share,  and 250,000  warrants are exercisable at $11.50 per share. The warrants were exercisable until the earlier to  occur  of (i)  March  6,  2003 or (ii)  the  termination  of the  Consulting
Agreement.

Pursuant to an agreement  dated  February 2, 2003,  the Company  entered into an
Amended and Restated Warrant Agreement (the "Amended  Agreement") with Forrester
Financial, LLC ("Forrester").  The amended Agreement extended by one year, until
March 7, 2004,  the  exercise  period with  respect to (a)  warrants to purchase
250,000  shares of common  stock at $8.50 per share and (b) warrants to purchase
250,000 shares of common stock at $11.50 per share.  The Amended  Agreement also granted to Forrester additional warrants to purchase, at any time prior to March
7, 2004, an additional  250,000 shares of common stock at $9.50 per share.  As a result of this  Amended  Agreement  the  Company  recorded a further  expense of
$1,400,000  in the  fourth  quarter  of 2002,  amounting  to a total  expense of
$2,100,000,  classified as administrative  expense in the Consolidated Statement of  Operations,  relating  to this  warrant  agreement  in  2002.  Additionally,
$1,673,000 is reflected in the Consolidated  Balance Sheet at December 31, 2002,
which represents the value of the unexercised warrants.

On December 7, 2002,  Forrester  Financial  LLC commenced an action by a Writ of
Summons  filed in the Court of Common  Pleas of Bucks  County,  PA  against  The
Quigley  Corporation.  No Complaint  was filed  detailing the claim of Forrester
Financial LLC against The Quigley  Corporation.  This action was terminated with prejudice by Forrester  Financial LLC as part of its agreement  with The Quigley
Corporation  on February 2, 2003  whereby  certain  warrants  were  scheduled to expire on March 7, 2003 were  extended  to March 7, 2004  (warrants  to purchase
250,000 shares at $8.50;  warrants to purchase 250,000 shares at $11.50).  As an additional part of this agreement,  Forrester Financial LLC was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2002, 2001 and
2000, of $236,304, $218,456 and $133,127, respectively. The future minimum lease obligations under these operating leases are approximately $717,000.

The Company has committed to advertising costs  approximating  $130,000 relating to  2003.  Additional  advertising  cost  is  expected  to be  incurred  for the remainder of 2003.

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

The Company  believes  Plaintiffs'  claim is completely  without  merit,  and is vigorously defending the lawsuit and has denied any liability to the Plaintiffs.
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

The Company is vigorously defending this lawsuit and has denied any liability to the plaintiffs. The Company also believes that the plaintiffs' claims are barred by the applicable  statutes of limitations,  and that the plaintiffs are, in any event,  limited to claims for approximately 36,000 shares. The Company continues to believe that the  plaintiffs'  claims are without merit.  No assessment as to the outcome of this action can be made at this time.

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

                          LITIGATION - FORMER EMPLOYEE

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common  Pleas of Bucks  County,  PA  against  the  former  President  of  Darius
International Inc., its wholly owned subsidiary,  following  termination of such
President.  The allegations in the complaint include, but are not limited to, an alleged  breach of fiduciary  duty owed to the  Company.  The Company is seeking both  injunctive  and monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting  that the Court declare him the lawful owner of
55,000 stock options,  unspecified  damages  relating to an alleged breach of an oral contract and for  commissions  allegedly  owed. In addition,  the Defendant requests  the return of  certain  intellectual  property  used to  commence  and continue Darius' operations.

The  Corporation  believes  Defendant's  claims are without merit, is vigorously defending the counterclaims  and is prosecuting its action on its complaint.  No assessment as to the outcome of this action can be made at this time.

NOTE 12 - TERMINATED LEGAL PROCEEDINGS

On December 7, 2002,  Forrester  Financial  LLC commenced an action by a Writ of
Summons  filed in the Court of Common  Pleas of Bucks  County,  PA  against  The
Quigley  Corporation.  No Complaint  was filed  detailing the claim of Forrester
Financial LLC against The Quigley  Corporation.  This action was terminated with prejudice by Forrester  Financial LLC as part of its agreement  with The Quigley
Corporation  on February 2, 2003  whereby  certain  warrants  were  scheduled to expire on March 7, 2003 were  extended  to March 7, 2004  (warrants  to purchase
250,000 shares at $8.50;  warrants to purchase 250,000 shares at $11.50).  As an additional part of this agreement,  Forrester Financial LLC was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.

On or about December 16, 2002,  Herbert Krackow commenced an action in the First
Circuit Court of the Ninth Judicial  Circuit in and for Orange  County,  Florida
against The Quigley Corporation,  Caribbean Pacific International, and Caribbean
Pacific Natural Products,  Inc. asking that the Asset Sale Agreement between The
Quigley  Corporation and Caribbean  Pacific  International be set aside and that the plaintiff be made whole on an alleged  Consulting  Agreement for a four-year period  ending  on June 30,  2001.  This  action  has been  discontinued  by the plaintiff  with prejudice and the plaintiff has waived his right for any past or future claim against the  Corporation  in a Release  executed by him in favor of
The Quigley  Corporation  and Caribbean  Pacific Natural  Products.  The Quigley
Corporation  entered into the Joint Mutual  Release with the  plaintiff  without payment of any funds under the Uniform Consideration Act.

NOTE 13 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions  and other  items paid or payable  under such  arrangements  for the years ended December 31, 2002, 2001 and 2000, amounted to $36,979, $160,034, and
$466,033,  respectively.  Amounts  payable under such agreements at December 31,
2002 and 2001 were approximately zero and $36,525, respectively.

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold  therapy  product,  are to share a total  commission  of five percent (5%), on sales collected,  less certain deductions until the termination of this agreement on May 31, 2005.  For the years ended December 31, 2002,  2001 and 2000, amounts of $692,766, $651,614 and $715,800, respectively, were paid or payable under such founder's commission  agreements.  Amounts payable under such
agreements   at  December  31,  2002  and  2001  were   $301,695  and  $212,961,
respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $309,493,  $281,250 and $251,607  have been paid to a related  entity  during  2002,  2001 and 2000, respectively to assist with the regulatory aspects of obtaining such licenses.

NOTE 14 - QUARTERLY INFORMATION (UNAUDITED)

                                                              Quarter Ended
                                          ---------------------------------------------------------------------
                                            March 31,         June 30,         September 30,     December 31,
                                          ---------------------------------------------------------------------

2002

Sales                                     $  5,249,171      $  5,196,576      $  8,548,654      $ 12,290,993
Co-operative advertising promotions            264,640           142,954           714,329           891,691
Net Sales                                    4,984,531         5,053,622         7,834,325        11,399,302
Gross Profit                                 2,438,035         1,627,890         3,111,062         5,034,823
Loss - continuing operations                (1,735,761)       (1,333,980)         (288,854)       (1,773,508)
Net Loss                                    (1,700,768)       (1,450,220)         (500,395)       (2,803,075)

Basic earnings (loss) per share
     Continuing operations                      ($0.16)           ($0.12)           ($0.03)           ($0.16)
     Net loss                                    (0.16)            (0.13)            (0.05)            (0.26)
Diluted earnings (loss) per share
     Continuing operations                       (0.16)            (0.12)            (0.03)            (0.16)
     Net loss                                    (0.16)            (0.13)            (0.05)            (0.26)

2001

Sales                                     $  4,554,758      $  2,634,111      $  6,664,935      $  9,194,090
Co-operative advertising promotions            493,069            66,232           232,171         1,030,800
Net Sales                                    4,061,689         2,567,878         6,432,763         8,163,292
Gross Profit                                 2,337,768         2,278,352         3,262,064         4,673,181
Income (loss) - continuing operations         (402,725)         (573,000)          483,884         1,425,961
Net Income (Loss)                             (402,909)         (680,443)          313,615           985,701

Basic earnings (loss) per share
     Continuing operations                      ($0.04)           ($0.05)            $0.05             $0.13
     Net income (loss)                           (0.04)            (0.06)             0.03              0.09
Diluted earnings (loss) per share
     Continuing operations                       (0.04)            (0.05)             0.05              0.13
     Net income (loss)                           (0.04)            (0.06)             0.03              0.09

In December 2002, the Board of Directors of the Company  approved a plan to sell
Caribbean  Pacific  Natural  Products,  Inc.  On January 22,  2003,  the Company
completed  the sale of its 60% equity  interest  in  Caribbean  Pacific  Natural
Products,  Inc. to Suncoast  Naturals,  Inc. by exchanging  its 60%  controlling interest in Caribbean  Pacific  Natural  Products,  Inc.  for 750,000  Shares of
Common  Stock and  100,000  Shares of  Redeemable  Preferred  Stock of  Suncoast
Naturals,  Inc. This transaction  reflects the operation  results and impairment losses of Caribbean Pacific Natural Products, Inc. as discontinued operations of the Company for all periods presented.

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

PricewaterhouseCoopers LLP, the Company's independent accountants,  performed an audit for the years ended December 31, 2002,  2001, and 2000, in accordance with generally accepted auditing standards.  The independent  accountants conducted a review of  certain  internal  accounting  controls  to the  extent  required  by generally  accepted auditing  standards and performed such substantive tests and procedures,  as they deem  necessary  to arrive at an opinion on the fairness of the financial statements presented herein.

/s/  Guy J. Quigley                                       March 17, 2003
------------------------------------------                --------------
Guy J. Quigley, Chairman of the Board,                        Date
    President, Chief Executive Officer

/s/ George J. Longo                                       March 17, 2003
--------------------------------------------------------  --------------
George J. Longo, Vice President, Chief Financial Officer      Date
 (Principal Financial and Accounting Officer)

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of The Quigley Corporation

In our opinion,  the  accompanying  consolidated  balance sheets and the related consolidated  statements of  operations,  stockholders'  equity,  and cash flows present fairly, in all material respects,  the financial position of The Quigley
Corporation and its  subsidiaries at December 31, 2002 and 2001, and the results of their  operations  and their  cash  flows for each of the three  years in the period  ended  December  31,  2002  in  conformity  with  accounting  principles generally accepted in the United States of America.  These financial  statements are the  responsibility of the Company's  management;  our  responsibility is to express  an  opinion  on these  financial  statements  based on our  audits.  We conducted our audits of these  statements in accordance with auditing  standards generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements,  assessing the accounting  principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 17, 2003

ITEM 9   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE
None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 14. DISCLOSURE CONTROLS AND PROCEDURES

Based on their  evaluation,  as of a date  within 90 days of the  filing of this
Form 10-K, the Company's  Chief Executive  Officer and Chief  Financial  Officer
have concluded the Company's  disclosure  controls and procedures (as defined in
Rules  13a-14  and  15d-14  under  the  Securities  Exchange  Act of  1934)  are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

        10.11     Employment  Agreement  dated  January  1,  1997,  as  amended, between  the  Company  and  Eric  H.  Kaytes  (the  Employment
                  Agreement is  incorporated  by  reference to Exhibit  10.11 of
                  Form 10-KSB dated March 30, 1998 and  amendments  are attached hereto)

        10.12     Rights  Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company's Registration Statement
                  on Form 8-A filed with the Commission on September 18, 1998)

        10.13     Consulting  agreement  dated March 7, 2002 between the Company and Forrester  Financial LLC  (incorporated  by reference from
                  Exhibit 99.1 to Form 8-K filed on April 11, 2002.)

        10.14     Warrant  agreement dated March 7, 2002 between the Company and
                  Forrester   Financial  LLC  (incorporated  by  reference  from
                  Exhibit 99.2 to Form 8-K filed on April 11, 2002.)

        10.15     Agreement  dated  February  2, 2003  between  the  Company and
                  Forrester   Financial  LLC  (incorporated  by  reference  from
                  Exhibit 99.3 to Form 8-K filed on February 18, 2003.)

        10.16     Amended and Restated Warrant  Agreement dated February 2, 2003 between the Company and Forrester  Financial LLC (incorporated by  reference  from Exhibit 99.4 to Form 8-K filed on February
                  18, 2003.)

        10.17     Share agreement  effective as of December 31, 2002 between the
                  Company  and  Suncoast  Naturals,   Inc.  is  incorporated  by
                  reference  to  Exhibit  2.1 of Form 8-K filed on  February  6,
                  2003.

        23.1      Consent    of    PricewaterhouseCoopers    LLP,    Independent
                  Accountants, dated March 25, 2003.

        99.1      Certification  of the  President and Chief  Executive  Officer
                  pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2      Certification  of the Chief Financial  Officer  pursuant to 18
                  U.S.C.  1350,  as  adopted  pursuant  to  Section  906  of the
                  Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    The  Company  filed  a  report  on 8-K,  Item 5.  The  report  involved  the resignation of two directors from the Board of Directors of the Company.

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE QUIGLEY CORPORATION

/s/  Guy J. Quigley                                           March 26, 2003
--------------------------------------                        --------------
Guy J. Quigley, Chairman of the Board, President,                Date
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been  signed  by the  following  persons  on behalf  of the  Company  in the capacities and on the dates indicated:

   Signature                         Title                              Date
   ---------                         -----                              -----

/s/ Guy J. Quigley
--------------------         Chairman of the Board, President,        March 26, 2003
Guy J. Quigley               Chief Executive Officer and Director     --------------

/s/ Charles A. Phillips      Executive Vice President,                March 26, 2003
------------------------     Chief Operating                          --------------
Charles A. Phillips          Officer and Director

/s/ George J. Longo          Vice President, Chief Financial          March 26, 2003
-----------------------      Officer and Director (Principal          --------------
George J. Longo              Financial and Accounting Officer)

/s/ Jacqueline F. Lewis      Director                                 March 26, 2003
------------------------                                              --------------
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum    Director                                 March 26, 2003
-------------------------                                             --------------
Rounsevelle W. Schaum

/s/ Stephen W. Wouch,        Director                                 March 26, 2003
------------------------                                              --------------
Stephen W. Wouch,

                             THE QUIGLEY CORPORATION
                              a Nevada corporation
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

I, Guy J. Quigley, certify that:

1. I have reviewed this annual report on Form 10-K of The Quigley Corporation, a
Nevada corporation (the "registrant");

2. Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact necessary in order to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

     b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

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

6. The  registrant's  other  certifying  officers  and I have  indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

                                          By: /s/  Guy J. Quigley
                                              -------------------------------
                                              Guy J. Quigley
                                              Chief Executive Officer

                             THE QUIGLEY CORPORATION
                              a Nevada corporation
                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

I, George J. Longo, certify that:

1. I have reviewed this annual report on Form 10-K of The Quigley Corporation, a
Nevada corporation (the "registrant");

2.  Based on my  knowledge,  this  annual  report  does not  contain  any untrue statement of a material fact or omit to state a material fact necessary in order to make the  statements  made,  in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this annual  report,  fairly  present in all  material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material
     information   relating  to  the  registrant,   including  its  consolidated
     subsidiaries,  is  made  known  to  us by  others  within  those  entities, particularly  during  the  period  in which  this  annual  report  is being prepared;

     b) evaluated the effectiveness of the registrant's  disclosure controls and procedures  as of a date  within 90 days prior to the  filing  date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

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

6. The  registrant's  other  certifying  officers  and I have  indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 17, 2003

                                          By: /s/  George J. Longo
                                              -------------------------------
                                              George J. Longo
                                              Chief Financial Officer

