Form 10-Q
period 2003-03-31
QUIGLEY CORP
filed 2003-05-14
CIK 868278

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(X)         QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

            For the quarterly period ended     March 31, 2003
                                               ---------------

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). [ ] Yes [X] No

Indicate the number of shares of each of the Registrant's  classes of securities
(all of one class of $.0005 par value  Common  Stock)  outstanding  on April 28,
2003: 11,456,617.

                                TABLE OF CONTENTS

                                                                        Page No.
                         PART I - FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements                              3-15

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 16-20

Item 3.    Quantitative and Qualitative Disclosure About
           Market Risk                                                      20

Item 4.    Controls and Procedures                                          20

                        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                21

Item 2.    Changes in Securities                                            21

Item 3.    Defaults Upon Senior Securities                                  21

Item 4.    Submission of Matters to a Vote of Security Holders              21

Item 5.    Other Information                                                21

Item 6.    Exhibits and Reports on Form 8-K                              21-22

Signatures                                                                  23

Certifications                                                           24-25

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                        ASSETS                                               March 31,       December 31,
                                                                               2003              2002
                                                                           -----------       ------------
                                                                           (Unaudited)

CURRENT ASSETS:

    Cash and cash equivalents                                               $ 13,315,034    $ 12,897,080
    Accounts receivable (less doubtful accounts of $779,318 and $737,782)      2,022,173       4,188,123
    Inventory                                                                  4,408,917       4,526,761
    Prepaid expenses and other current assets                                    580,868         490,117
    Assets of discontinued operations                                               --           374,007
                                                                            ------------    ------------
          TOTAL CURRENT ASSETS                                                20,326,992      22,476,088
                                                                            ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - net                                            2,291,456       2,336,736
                                                                            ------------    ------------

OTHER ASSETS:
    Goodwill, net                                                                 30,763          30,763
    Other assets                                                                  80,365           1,000
    Assets of discontinued operations                                              --             90,369
                                                                            ------------    ------------
          TOTAL OTHER ASSETS                                                     111,128         122,132
                                                                            ------------    ------------

TOTAL ASSETS                                                                $ 22,729,576    $ 24,934,956
                                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                         $    440,031    $    394,675
   Accrued royalties and sales commissions                                       781,740       1,146,495
   Accrued advertising                                                           793,580       1,559,575
   Accrued consulting                                                          1,673,000       1,673,000
   Other current liabilities                                                   1,564,969       1,353,383
   Liabilities of discontinued operations                                          --            385,011
                                                                            ------------    ------------
          TOTAL CURRENT LIABILITIES                                            5,253,320       6,512,139
                                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Common stock, $.0005 par value; authorized 50,000,000;
     Issued: 16,102,670 and 16,102,670 shares                                     8,051           8,051
   Additional paid-in-capital                                                32,592,222      32,592,222
   Retained earnings                                                         10,064,142      11,010,703
   Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost            (25,188,159)    (25,188,159)
                                                                           ------------    ------------
          TOTAL STOCKHOLDERS' EQUITY                                         17,476,256      18,422,817
                                                                           ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 22,729,576    $ 24,934,956
                                                                           ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                                                        Three Months Ended
                                                                  March 31, 2003  March 31, 2002
                                                                  --------------  --------------

SALES:
   Sales                                                          $  8,588,154    $  5,249,171
   Co-operative advertising promotions                                 397,062         264,639
                                                                  ------------    ------------

NET SALES                                                            8,191,092       4,984,532

LICENSING FEES                                                            --           148,866
                                                                  ------------    ------------

TOTAL REVENUE                                                        8,191,092       5,133,398
                                                                  ------------    ------------

COST OF SALES                                                        4,496,982       2,695,362
                                                                  ------------    ------------

GROSS PROFIT                                                         3,694,110       2,438,036
                                                                  ------------    ------------

OPERATING EXPENSES:
   Sales and marketing                                               1,527,530       1,086,429
   Administration                                                    2,441,720       2,514,847
   Research and development                                            646,969         610,883
                                                                  ------------    ------------
TOTAL OPERATING EXPENSES                                             4,616,219       4,212,159
                                                                  ------------    ------------

LOSS FROM OPERATIONS                                                  (922,109)     (1,774,123)

INTEREST AND OTHER INCOME                                               29,897          38,364
                                                                  ------------    ------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES
                                                                      (892,212)     (1,735,759)
                                                                  ------------    ------------

INCOME TAXES                                                              --              --
                                                                  ------------    ------------

LOSS FROM CONTINUING OPERATIONS
                                                                      (892,212)     (1,735,759)
                                                                  ------------    ------------

DISCONTINUED OPERATIONS:
   Income (Loss) from discontinued operations                          (54,349)         34,991
                                                                  ------------    ------------
NET LOSS                                                          ($   946,561)   ($ 1,700,768)
                                                                  ============    ============

BASIC EARNINGS PER COMMON SHARE:
   Loss from continuing operations                                ($      0.08)   ($      0.16)
   Income (loss) from discontinued operations                             --              --
                                                                  ------------    ------------
   Net Loss                                                       ($      0.08)   ($      0.16)
                                                                  ============    ============

DILUTED EARNINGS PER COMMON SHARE:
   Loss from continuing operations                                ($      0.08)   ($      0.16)
   Income (loss) from discontinued operations                             --              --
                                                                  ------------    ------------
   Net Loss                                                       ($      0.08)   ($      0.16)
                                                                  ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
   Basic                                                            11,456,617      10,681,985
                                                                  ============    ============

   Diluted                                                          11,456,617      10,681,985
                                                                  ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                              Three Months Ended
                                        March 31, 2003  March 31, 2002
                                        --------------  --------------

NET CASH PROVIDED BY OPERATING
   ACTIVITIES                           $    342,843    $  1,378,148
                                        ------------    ------------

INVESTING ACTIVITIES:
   Capital expenditures                      (58,603)        (60,592)
                                        ------------    ------------

NET CASH FLOWS USED IN INVESTING
   ACTIVITIES                                (58,603)        (60,592)
                                        ------------    ------------

FINANCING ACTIVITIES:                           --              --
                                        ------------    ------------

NET CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES                         --              --
                                        ------------    ------------

NET CASH (USED IN) PROVIDED BY
   DISCONTINUED OPERATIONS                   133,714        (351,401)
                                        ------------    ------------

NET INCREASE IN CASH                         417,954         966,155

CASH & CASH EQUIVALENTS, BEGINNING OF
   PERIOD                                 12,897,080       9,684,305
                                        ------------    ------------

CASH & CASH EQUIVALENTS,
   END OF PERIOD                        $ 13,315,034    $ 10,650,460
                                        ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley Corporation (WWW.QUIGLEYCO.COM,  the "Company"), organized under the laws of the state of Nevada, is engaged in the development,  manufacturing,  and marketing  of health  and  homeopathic  products  that are being  offered to the general  public and the  research  and  development  of  potential  prescription products.  The Company is organized into three business segments of Cold Remedy,
Health  and  Wellness,  and  Ethical  Pharmaceutical.  For  the  fiscal  periods presented,  the  Company's  revenues  have come from the  Company's  proprietary
"Cold-Eeze(R)"  products,  which  are  classified  in the Cold  Remedy  business segment, and the Health and Wellness business segment.

Darius International Inc.,  ("Darius") a wholly owned subsidiary of the Company, the Health and Wellness  segment,  was formed in January  2000 to introduce  new products  to the  marketplace  through a network  of  independent  distributors.
Darius is a direct selling  organization  specializing in proprietary health and wellness  products,  which commenced  shipping product to customers in the third quarter of 2000. On January 2, 2001,  the Company  acquired  certain  assets and assumed certain  liabilities of a privately held company  involved in the direct marketing and distribution of health and wellness products.

The formation of Darius has provided  diversification to the Company in both the method of product  distribution  and the broader range of products  available to the  marketplace  serving as a balance  to the  seasonal  revenue  cycles of the
Cold-Eeze(R) branded products.

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc.,  ("Pharma") a wholly-owned  subsidiary of the Company,  the
Ethical  Pharmaceutical  segment,  that is under the  direction of its Executive
Vice President and Chairman of its Medical Advisory Committee.  The formation of
Pharma  follows  the Patent  Office of The  United  States  Commerce  Department
confirming the assignment to the Company of a Patent Application for the "Method
and  Composition  for  the  Topical  Treatment  of  Diabetic   Neuropathy."  The
establishment of a dedicated pharmaceutical subsidiary may enable the Company to diversify  into the  prescription  drug market and to ensure safe and  effective
distribution  of  these  important   potential  new  products   currently  under
development.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural Products, Inc., ("CPNP") a leading developer and marketer of all-natural sun-care and  skincare  products for luxury  resorts,  theme parks and spas.  In
December  2002,  the Board of Directors  of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Company  completed the sale of the Company's 60%
equity interest in CPNP to Suncoast Naturals, Inc. ("Suncoast").  See discussion in Notes to Financial Statements, Note 3 - Discontinued Operations.

COLD REMEDY

Cold-Eeze(R),   a  zinc   gluconate   glycine   formulation   (ZIGG(TM))  is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is sold in lozenge,  gum and  sugar-free  tablet  forms.  In addition,  during 2003 the Company plans to launch a  Cold-Eeze(R)  nasal spray.
This  product,  a  moisturizing  nasal spray that contains Aloe Vera gel and the active ingredient Zinc Gluconate.

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing,  marketing  and  distribution  rights  to a zinc gluconate  glycine lozenge  formulation which was patented in the United States,
United Kingdom, Sweden, France, Italy, Canada, Germany, and is pending in Japan.
This  product is  presently  being  marketed  by the  Company  and also  through independent  brokers and  marketers  in the United  States  under the trade name
Cold-Eeze(R).   Under  a  Food  and   Drug   Administration   ("FDA")   approved
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

In May 2003, the Company  announced the study  findings of a prospective  study, conducted at the Heritage School  facility in Provo,  Utah, 178 children ages 12
to  18  years  were  given  Cold-Eeze(R)   lozenges  both   symptomatically  and
prophylactically  from  October 5, 2001 to May 30,  2002.  The study found a 54%
reduction in the most  frequently  observed cold  duration.  Those  subjects not receiving  treatment most  frequently  experienced  symptom  duration at 11 days compared with 5 days when lozenges were administered, a reduction of 6 days.

The study  also  found  that  there was a 25%  reduction  in the number of colds experienced when  Cold-Eeze(R)  was  administered  once a day as a preventative.
With prophylaxis,  61% of the subjects  experienced one or fewer colds, far less than the national  average of 6-10 colds a year in children,  as reported by the
National Institute of Allergy and Infectious Diseases.

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

HEALTH AND WELLNESS

Darius was formed for the purpose of introducing new products to the marketplace through a  network  of  independent  distributors.  Darius  is a direct  selling organization  specializing in proprietary  health and wellness products that are primarily  sold in the United States.  The products  marketed and sold by Darius are herbal  vitamins and dietary  supplements  for the human  condition,  in the areas of health, immunity, energy and pain.

Darius competes with other large companies in a very competitive  marketplace by emphasizing the uniqueness,  value and premium quality of its products.  Many of its  competitors  have much  greater  name  recognition,  variance of  products, longevity  of  business  operations,  channels  of  distribution  and  financial resources.

The  business  of Darius is subject to  federal  and state laws and  regulations adopted for direct selling  activities and the health and safety of users of the
Darius' products. As in any business operation, variances, changes or challenges by  regulators,  specific to direct  marketing,  and the reliance on independent distributors for the sales of Darius' products could result in events that could have a material effect on the business and financial condition of the Company.

ETHICAL PHARMACEUTICAL

The  establishment  of Pharma  may  enable the  Company  to  diversify  into the development of naturally derived prescription drugs, cosmeceuticals, and dietary
supplements.   Research  and  development  will  focus  on  the  identification, isolation and direct use of active medicinal substances.  One aspect of Pharma's research will focus on the combination of isolated active constituents and whole plant  components.  The search for new natural  sources of medicinal  substances will focus not only on world plants, fungi, and other natural substances, but an intense investigation into traditional medicinals and historic therapeutics.

Pharma is currently  undergoing research and development  activity in compliance with regulatory requirements. During the course of its research and development, certain formulas have led to a patent and several patent applications, which the
Patent  Office of the  United  States  Commerce  Department  has  confirmed  the assignment to the Company. The Company, through Pharma, is at the initial stages of what may be a lengthy process to develop these patent and patent applications into commercial products.

The areas of focus are:

       o    A Patent (No.  6,555,573,  B2) entitled  "Method and Composition for the Topical Treatment of Diabetic Neuropathy."

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

The  pre-clinical  development,   clinical  trials,  product  manufacturing  and
marketing  of Pharma's  potential  new products are subject to federal and state regulation in the United States and other  countries.  Obtaining FDA  regulatory approval for these pharmaceutical products can require substantial resources and take several years.  The length of this process depends on the type,  complexity and novelty of the product and the nature of the disease or other indications to be  treated.  If the  Company  cannot  obtain  regulatory  approval of these new products in a timely  manner or if the patents are not granted or if the patents are subsequently challenged,  these possible events could have a material effect on the business  and  financial  condition  of the Company.  The strength of the
Company's patent position may be important to its long-term  success.  There can be no assurance  that these  patents and patent  applications  will  effectively protect the Company's products from duplication by others.

In April 2002, the Company initiated a Phase II proof of concept study in France for treatment of diabetic neuropathy,  which was concluded in 2003. It indicated
that  subjects  using  this  formulation  had  67% of  their  symptoms  improve,
suggesting   efficacy.   Because  the  Company's   formulation   for  relief  of
diabetes-related pain is a topical treatment and its ingredients are GRAS listed
(Generally  Regarded As Safe) as identified in the Code of Federal  Regulations,
FDA  approval  could  potentially  be  obtained  earlier  than what is  normally required in the FDA process.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  These  financial  statements have been prepared by management without audit and should be read in conjunction with the consolidated  financial statements  and notes thereto  included in the  Company's  Annual Report on Form
10-K for the year ended  December 31, 2002.  In the opinion of  management,  all adjustments  necessary for a fair  presentation  of the  consolidated  financial position,  consolidated  results of operations and consolidated  cash flows, for
the  periods  indicated,   have  been  made.  Prior  period  amounts  have  been
reclassified to conform with this presentation.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and distribution of health and wellness products. This acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's stock issued to the former owners of the net assets acquired.  The net assets  acquired  include  assets  totaling  $536,000  and  liabilities  assumed approximating  $416,000.  Also required were payments  totaling $540,000 for the use of  product  formulations;  consulting;  confidentiality  and a  non-compete agreement. To maintain the continuous application of these arrangements, fees of
5% on net sales  collected  must be paid to the  former  owners.  The  operating
results  have  been  included  in  the  Company's  Consolidated   Statements  of
Operations from the date of acquisition. Prior to January 1, 2002, the excess of
cost  over  net  assets   acquired  had  been  subject  to   amortization  on  a
straight-line  basis over a period of 15 years.  Subsequent to 2001, the account will only be reduced if the value becomes impaired.

During 2000, the Company acquired a 60% ownership  position in CPNP. In December
2002,  the Board of  Directors of the Company  approved a plan to sell CPNP.  On
January 22, 2003,  the Board of Directors of the Company  completed  the sale of the Company's 60% equity interest in CPNP to Suncoast.  Results of CPNP prior to
January 22, 2003 are presented as  discontinued  operations in the  Consolidated
Statements of Operations and in the Consolidated  Balance Sheets. See discussion in Notes to Financial Statements, Note 3 - Discontinued Operations.

GOODWILL AND INTANGIBLE ASSETS

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months and were fully amortized  as of March 2002.  Amortization  costs  incurred for the three months ended March 31, 2003 and 2002, were zero and $21,940, respectively.  Accumulated amortization at March 31, 2003 and December 31, 2002 was $490,000.

As  of  March  31,  2003  and  December  31,  2002,  intangible  assets  consist principally  of goodwill.  Goodwill is not amortized but reviewed for impairment
when  events  and  circumstances   indicate  the  carrying  amount  may  not  be
recoverable  or on an  annual  basis if  operations  of a  reporting  unit  have materially  changed  from the prior  year.  In the fourth  quarter of 2002,  the
Company  realized an impairment  loss of $296,047  relating to goodwill in CPNP, which was reflected in discontinued operations. The effects of adopting FASB 142 was  immaterial  to net income and did not change basic or diluted  earnings per share in 2002.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant  percentage of sales volume,  representing  23% for the three months ended  March  31,  2003,  and 32% for the three  months  ended  March 31,  2002.
Customers  comprising the five largest accounts receivable balances  represented
48% and 44% of total trade  receivable  balances at March 31, 2003 and  December
31, 2002, respectively.  During the three months ended March 31, 2003 all of the
Company's revenues originated in the United States.

The Company currently uses three separate  suppliers to produce  Cold-Eeze(R) in lozenge,  gum, and sugar-free tablet forms. The Company's revenues are currently generated from the sale of the Cold-Eeze(R)  product,  Cold Remedy, and from the
Health and Wellness  segment.  The lozenge form is manufactured by a third party manufacturer  whose  majority of revenues are from the Company.  The other forms are  manufactured  by third parties that produce a variety of other products for other  customers.  Should these  relationships  terminate or discontinue for any reason,  the Company has formulated a contingency  plan in order to prevent such discontinuance  from  materially  affecting the Company's  operations.  Any such termination  may,  however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

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

LONG-LIVED ASSETS

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized in the  Statement of  Operations.  In the fourth  quarter of 2002, in addition to its  impairment  loss in CPNP,  the Company  realized an  additional impairment loss of $337,186 from its investment in CPNP,  which was reflected in discontinued operations.  The total impairment loss of $633,233 was reflected in discontinued operations.

REVENUE RECOGNITION

Sales are  recognized at the time  ownership and risk of loss is  transferred to the  customer,  which is  primarily  the time the  shipment  is  received by the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical  experience.  Total  revenues for March 31, 2002 include an amount of
$148,866 related to licensing fees, which was the final  installment as a result of the settlement of the infringement suit, against Gel Tech, LLC, the developer of Zicam(TM), and Gum Tech International, Inc., its distributor.

SHIPPING AND HANDLING

Product sales  relating to the Health and Wellness  products carry an additional identifiable shipping and handling charge to the purchaser,  which is classified as revenue.  For cold remedy  products,  such costs are  included as part of the invoiced price. In all cases, costs related to this revenue are recorded in cost of sales.

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees  and  non-employees  since the date of the  Company's
public  inception.   Options  and  warrants  are  exercisable  during  a  period determined  by the  Company,  but in no event later than ten years from the date granted.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees  has been  recorded by the Company in periods  reported.  Compensation expense for awards made during any periods  presented would be determined  under the fair value method of Statement of Financial  Accounting Standards (SFAS) No.
123, "Accounting for Stock-Based Compensation."

Expense relating to warrants granted to  non-employees  have been  appropriately recorded,  which  have been based on either  fair  values  agreed  upon with the grantees  or fair  values  as  determined  by the  Black-Scholes  pricing  model dependent upon the circumstances relating to the specific grants.

There were no grants of stock  options to employees in the three months  periods ended March 31, 2003 and 2002 and  therefore no  compensation  expense under FAS
123.

ROYALTIES

The Company  includes  royalties  and founders  commissions  incurred as cost of sales for the Cold Remedy segment and in administration  expenses for the Health and Wellness segment based on agreement terms.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales.  Advertising  costs incurred for the three months ended March 31, 2003 and 2002  were  $1,116,019  and  $742,820,  respectively.  Included  in  prepaid expenses  and other  current  assets was $215,000 and $236,875 at March 31, 2003 and December 31, 2002 relating to prepaid  advertising  and promotion  expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three months  ended March 31, 2003 and 2002 were  $646,969 and $610,883,  respectively.  Principally,  research and  development  costs are
related  to  Pharma's  areas  of  interest  and  study  costs   associated  with
Cold-Eeze(R).

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

NOTE 3 - DISCONTINUED OPERATIONS

Effective  July 1, 2000, the Company  acquired a 60% ownership  position of CPNP which is accounted for by the purchase method of accounting and accordingly, the operating  results have been  included in the Company's  consolidated  financial
Statements  from the  date of  acquisition.  This  majority  ownership  position required a cash investment that approximated $812,000 and the provision for a $1 million line of credit, secured by inventory,  accounts receivable and all other assets of CPNP.  The net  assets  of CPNP at the  acquisition  date  principally consisted of a product license and  distribution  rights with no recorded value, inventory  and fixed assets of $312,915  and $510,000 of working  capital with a contribution to minority interest of $329,166.

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Board of Directors of the Company  completed the sale of the Company's 60% equity  interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP,  the Company  received:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate
registration  statement;   and  (ii)  100,000  shares  of  Suncoast's  Series  A
Redeemable  Preferred  Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time after March 31, 2003 in such amounts as is equal to 50% of the free cash flow reported by Suncoast in the immediately preceding  quarterly  financial  statements  divided by the redemption  price of
$10.00 per share.  The Company owns 19.5% of Suncoast's  issued and  outstanding capital stock.  The disposal of CPNP was completed in order to allow the Company to focus resources on other activities and clinical research and development.

Sales of CPNP for all periods  commencing on the date of  acquisition on July 1,
2000 up to date of disposal on January 22, 2003, were $5,075,472, cumulative net losses  during  that  period  were  $2,232,620.  The loss  includes an amount of
$633,233  relating to the asset  impairment,  reported in the fourth  quarter of
2002.  Results  of  CPNP  are  presented  as  discontinued   operations  in  the
Consolidated  Statements of Operations and in the  Consolidated  Balance Sheets.
The major classes of balance sheet items of discontinued  operations at December
31, 2002 were inventory, accounts receivable and accounts payable.

NOTE 4 - SEGMENT INFORMATION

The basis for  presenting  segment  results is consistent  with overall  Company reporting.  The Company  reports  information  about its  operating  segments in
accordance  with  Financial   Accounting   Standard  Board  Statement  No.  131,
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
Darius (Health and Wellness), whose business is the sale and direct marketing of
a  range  of  health  and  wellness   products  and  Quigley   Pharma   (Ethical
Pharmaceutical),  currently  involved in research  and  development  activity to develop potential pharmaceutical products.

As discussed in Notes to Financial Statements, Note 3 - Discontinued Operations,
the Company disposed of its Sun-care and Skincare segment in January 2003.

Financial information relating to 2003 and 2002 operations, by business segment, follows:

------------------------------------------------------------------------------------------------------------------
As of and for the three
months ended March 31, 2003                    Cold      Health and        Ethical         Corporate and
                                              Remedy      Wellness      Pharmaceutical         Other         Total
------------------------------------------------------------------------------------------------------------------
Revenues
  Customers                                $3,258,267    $4,932,825          --                 --         $8,191,092
Segment operating profit (loss)            (1,019,085)      663,253      ($566,277)             --           (922,109)
Total Assets                              $21,228,877    $1,625,911          --            ($125,212)     $22,729,576

------------------------------------------------------------------------------------------------------------------
As of and for the three
months ended March 31, 2002                    Cold      Health and        Ethical         Corporate and
                                              Remedy      Wellness      Pharmaceutical         Other         Total
------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                                $2,778,790    $2,354,608          --                 --         $5,133,398
Segment operating profit (loss)            (1,527,164)       52,059      ($311,041)         $12,023        (1,774,123)
Total Assets                              $24,087,541    $1,174,957          --         ($2,893,227)      $22,369,271

NOTE 5 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
March 31, 2003,  4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2002 or
2003 to date.

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of
March 7, 2002 for a term of twelve months,  but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by Forrester to the Company, the Company granted to Forrester, or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock. The warrants have three exercise prices,  500,000 warrants exercisable at
$6.50 per  share,  which were  exercised  in May 2002  resulting  in cash to the
Company in the amount of $3,250,000,  250,000 warrants  exercisable at $8.50 per share, and 250,000  warrants  exercisable at $11.50 per share. The warrants were initially  exercisable  until the  earlier to occur of (i) March 6, 2003 or (ii)
the termination of the Consulting Agreement.

Pursuant to an agreement  dated  February 2, 2003,  the Company  entered into an
Amended and Restated Warrant Agreement (the "Amended  Agreement") with Forrester
Financial, LLC ("Forrester").  As a result of this Amended Agreement the Company recorded  a  further  expense  of  $1,400,000  in the  fourth  quarter  of 2002, amounting to a total expense of $2,100,000, classified as administrative expense in the Consolidated Statement of Operations,  relating to this warrant agreement in 2002. Additionally, $1,673,000 is reflected in the Consolidated Balance Sheet at March 31, 2003 and  December  31,  2002,  which  represents  the value of the unexercised warrants.

On December 7, 2002,  Forrester  Financial  LLC commenced an action by a Writ of
Summons  filed in the Court of Common  Pleas of Bucks  County,  PA  against  The
Quigley  Corporation.  No Complaint  was filed  detailing the claim of Forrester
Financial LLC against The Quigley  Corporation.  This action was terminated with prejudice by Forrester  Financial LLC as part of its agreement  with The Quigley
Corporation on February 2, 2003 whereby certain  warrants that were scheduled to expire on March 7, 2003 were  extended  to March 7, 2004  (warrants  to purchase
250,000 shares at $8.50;  warrants to purchase  250,000 shares at $11.50) are no longer  cancelable  by the Company.  As an  additional  part of this  agreement,
Forrester  Financial LLC was granted  warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.

At March 31,  2003,  there were  4,512,500  unexercised  and  vested  option and warrants of the Company's stock available for exercise

NOTE 6 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,756,383 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $42,800,364  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
$15.2 million for federal  purposes,  of which $3.5 million will expire in 2019,
$4.0 million in 2020, $7.7 million in 2022 and $15.2 million for state purposes, of which $9.7  million  will  expire in 2009,  $3.0  million  in 2010,  and $2.5 million in 2012. Until sufficient  taxable income to offset the temporary timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                                   Three Months Ended             Three Months Ended
                                    March 31, 2003                  March 31, 2002
                                  ------------------------------------------------------
                                   Loss    Shares   EPS            Loss   Shares     EPS
                                  ------------------------------------------------------

Basic EPS                         ($ 0.9)   11.5 ($  0.08)       ($ 1.7)   10.7 ($  0.16)
Dilutives:
Options/Warrants                     --      --       --            --      --
                                  -------------------------------------------------------
Diluted EPS                       ($ 0.9)   11.5 ($  0.08)       ($ 1.7)   10.7 ($  0.16)
                                  =======================================================

Options and warrants  outstanding  at March 31, 2003 and 2002 were 4,512,500 and
4,959,000,  respectively,  but were not included in the  computation  of diluted earnings per share because the effect was antidilutive.

NOTE 8 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions  and other  items paid or payable  under such  arrangements  for the three  months  ended  March  31,  2003 and 2002  amounted  to zero and  $33,230, respectively.  Amounts  payable  under  such  agreements  at March 31,  2003 and
December 31, 2002 were approximately zero and $36,525, respectively.

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold  therapy  product,  are to share a total  commission  of five percent (5%), on sales collected,  less certain deductions until the termination of this agreement on May 31, 2005. For the three months ended March 31, 2003 and
2002 amounts of $152,764 and $149,469,  respectively, were paid or payable under such founder's commission  agreements.  Amounts payable under such agreements at
March 31, 2003 and December 31, 2002 were $136,257 and $301,695 respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer. Fees amounting to $92,250 and $68,250, respectively  have been paid to a related entity during the three months periods ended  March 31,  2003 and 2002,  respectively,  to assist  with the  regulatory aspects of obtaining such licenses.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company  resulted in rent  expense for the three months ended March 31, 2003 and
2002 of $59,419 and $44,561,  respectively. The future minimum lease obligations under  these  operating  leases are  approximately  $451,119.  The  Company is a guarantor of a lease for a former subsidiary.  The lease extends for a period of approximately  three years,  the maximum  amount of future  payments the Company could be required to make under the guarantee is $250,000.

The Company has committed to advertising costs approximating $72,000 relating to
2003.  Additional  advertising cost is expected to be incurred for the remainder of 2003.

During 1996,  the Company  entered into a licensing  agreement  resulting in the utilization of the zinc gluconate  patent. In return for the acquisition of this license,  the Company  issued a total of 240,000  shares of common  stock to the patent holder and attorneys during 1996 and 1997. The related  intangible asset, approximating  $490,000 was amortized over the remaining life of the patent that expired in March 2002.  The  Company  was  required to pay a 3% royalty on sales collected,  less certain deductions, to the patent holder throughout the term of this agreement, which also expired in 2002.

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

The expenses for the respective periods relating to such agreements  amounted to
$305,531  and  $303,971  for the three  months  ended  March 31,  2003 and 2002, respectively.  Amounts accrued for these expenses at March 31, 2003 and December
31, 2002 were $272,514 and $553,698, respectively.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement during 2003 and 2002 were $212,086 and $138,991, respectively. Amounts payable  under such  agreement  at March 31,  2003 and  December  31,  2002 were
$74,961 and $63,866, respectively.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

SFAS  No.  148,  "ACCOUNTING  FOR  STOCK-BASED  COMPENSATION  -  TRANSITION  AND
DISCLOSURE AN AMENDMENT OF FASB STATEMENT NO. 123" (SFAS 148)

In December  2002,  the FASB  issued  SFAS 148 which  amends SFAS 123 to provide alternative  methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also  amends  the  disclosure  provisions  of  SFAS  123  to  require  prominent disclosure  about the effects on reported  net income of an entity's  accounting policy  decisions with respect to  stock-based  employee  compensation.  It also amends APB Opinion No. 28, "Interim Financial Reporting",  to require disclosure about those effects in interim  financial  information.  The Company has adopted the disclosure  requirements of SFAS 148. The required  disclosures are included in Note 2,  Summary of  Significant  Accounting  Policies,  to the  Consolidated
Financial Statements.

FASB INTERPRETATION NO. 45, "GUARANTOR'S  ACCOUNTING AND DISCLOSURE REQUIREMENTS
FOR GUARANTEES,  INCLUDING  INDIRECT  GUARANTEES OF INDEBTEDNESS OF OTHERS" (FIN
45)

In November 2002, the FASB issued FIN 45 which  elaborates on the disclosures to be made by a guarantor  about its obligations  under certain  guarantees that it has issued. It also clarifies that a guarantor is required to recognize,  at the inception  of a  guarantee,  a  liability  for the fair value of the  obligation undertaken in issuing the guarantee.  The disclosure  requirements of FIN 45 are effective for financial  statements  for periods ending after December 15, 2002.
The  initial  recognition  and  initial  measurement  provisions  of  FIN 45 are applicable  on a  prospective  basis to  guarantees  issued  or  modified  after
December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 for this Form 10-K  issued for the fiscal year ended  December  31, 2002 and has adopted the initial  recognition and  measurement  provisions for any guarantees issued or modified  starting January 1, 2003. The adoption of this statement did not have a material impact on the Company's  consolidated  financial position or results of operations.

ITEM 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
            RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS
--------------------------

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

OVERVIEW
--------

The  Quigley   Corporation,   (the  "Company"),   headquartered  in  Doylestown,
Pennsylvania,  is a leading  marketer and distributor of a diversified  range of health  and  homeopathic  products  and is also  involved  in the  research  and development of potential  prescription  products.  The Company is organized into three  business  segments  of Cold  Remedy,  Health and  Wellness,  and  Ethical
Pharmaceutical.

The Company's primary Cold Remedy product continues to be Cold-Eeze(R), which is marketed in lozenge,  gum and sugar-free  tablet form.  Cold-Eeze(R) is the only zinc gluconate glycine product  clinically proven in two double blind studies to reduce the severity and  duration of common cold  symptoms.  The efficacy of the product was  established  following the  publication  of the second double blind study in July 1996.  A 2002 study  also  found that the use of  Cold-Eeze(R)  to treat a cold  statistically  reduced  the  use of  antibiotics  for  respiratory illnesses by 92% when  Cold-Eeze(R)  is  administered  as a first line treatment approach to the common cold.  This study also  reinforces the original  clinical trials,  concluding that  Cold-Eeze(R)  reduces the median duration of a cold by four days along with  suggesting  that  Cold-Eeze(R)  is an  effective  means of preventing the common cold.

Cold-Eeze(R)  is  distributed  through  numerous  independent,  chain  drug  and discount stores  throughout the United States.  Sales of this product  increased for the three  months  ended March 31, 2003  reflecting  the changes made in the marketing  of  Cold-Eeze(R)  by the  Company,  such  as  renewed  and  strategic advertising  in the first quarter of 2003 and prior  strategies of servicing the customer  have  started to produce  favorable  results.  Additionally,  the weak economy  continues to be an influence on the level of buying activity within the industry for both 2003 and 2002.

During  2003,  Darius  International  Inc.  ("Darius"),  the Health and Wellness
segment,  continues to make a significant contribution to the consolidated sales of the  Company  demonstrating  the  success  of the  Company's  diversification strategy  initiated  in 2000,  which  started to reflect  significant  increases during 2002.  These  increases  are the result of additional  independent  sales representative, thereby expanding the base individuals using these products. The range of health and wellness  products sold by Darius serves as a balance to the seasonal  revenue  cycles of  Cold-Eeze(R),  whereas  Darius'  historical  sales usually would  approximate  equal  distribution  during the fiscal year,  unless growth is occurring.

The  establishment  of  a  pharmaceutical   subsidiary,   Quigley  Pharma  Inc.,
("Pharma"), Ethical Pharmaceutical, may enable the Company to diversify into the prescription drug market and to ensure safe and effective  distribution of these important potential new products currently under development. During 2003 Pharma continued clinical trials and study activities in various areas of interest.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers complementing its own personnel to represent the Company's over-the-counter products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

Manufacturing for all the Company's products is accomplished by outside sources.
The lozenge form is manufactured by a third party manufacturer whose majority of revenues are from the Company,  with the gum and the  sugar-free  products being produced by different manufacturers.

During the first  quarter of 2003,  the  Company  continued  the  process of the registration  of the  Cold-Eeze(R)  products in the United Kingdom as a pharmacy drug and incurred approximately $92,000 in related expenses.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its  marketing  and  distribution  capabilities  and  requirements associated  with the  development of Pharma's  potential  prescription  drugs in order to continue to compete on a national and international level.

During 2000, the Company acquired a 60% ownership  position in CPNP. In December
2002,  the Board of  Directors of the Company  approved a plan to sell CPNP.  On
January 22, 2003,  the Company  completed  the sale of the  Company's 60% equity interest  in CPNP to  Suncoast.  Results of CPNP prior to January  22,  2003 are
presented  as  discontinued   operations  in  the  Consolidated   Statements  of
Operations and in the Consolidated Balance Sheets.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS
------------------------------------------

SFAS  No.  148,  "Accounting  for  Stock-Based  Compensation  -  Transition  and
Disclosure an amendment of FASB Statement No. 123" (SFAS 148)

In December  2002,  the FASB  issued  SFAS 148 which  amends SFAS 123 to provide alternative  methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also  amends  the  disclosure  provisions  of  SFAS  123  to  require  prominent disclosure  about the effects on reported  net income of an entity's  accounting policy  decisions with respect to  stock-based  employee  compensation.  It also amends APB Opinion No. 28, "Interim Financial Reporting",  to require disclosure about those effects in interim  financial  information.  The Company has adopted the disclosure  requirements of SFAS 148. The required  disclosures are included in Note 2,  Summary of  Significant  Accounting  Policies,  to the  Consolidated
Financial Statements.

FASB Interpretation No. 45, "Guarantor's  Accounting and Disclosure Requirements
for Guarantees,  Including  Indirect  Guarantees of Indebtedness of Others" (FIN
45)

In November 2002, the FASB issued FIN 45 which  elaborates on the disclosures to be made by a guarantor  about its obligations  under certain  guarantees that it has issued. It also clarifies that a guarantor is required to recognize,  at the inception  of a  guarantee,  a  liability  for the fair value of the  obligation undertaken in issuing the guarantee.  The disclosure  requirements of FIN 45 are effective for financial  statements  for periods ending after December 15, 2002.
The  initial  recognition  and  initial  measurement  provisions  of  FIN 45 are applicable  on a  prospective  basis to  guarantees  issued  or  modified  after
December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 for this Form 10-K  issued for the fiscal year ended  December  31, 2002 and has adopted the initial  recognition and  measurement  provisions for any guarantees issued or modified  starting January 1, 2003. The adoption of this statement did not have a material impact on the Company's  consolidated  financial position or results of operations.

CRITICAL ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered  to the  general  public  and is  also  involved  in  the  research  and development  of  potential  prescription  products.  Due  to the  nature  of the business,  it is  unlikely  that any  accounting  policies,  that are subject to
estimations,   could  have  a  material  effect  on  the  Company's  results  of operations.  Certain key accounting  policies that may affect the results of the
Company are the timing of revenue  recognition and sales  incentives  (including coupons, rebates and discounts); the classification of advertising expenses; and
the fact that all research and development costs are expensed as incurred. Notes to  Financial  Statements,  Note  1  Organization  and  Business  describes  the
Company's other significant accounting policies.

REVENUE RECOGNITION

Sales are  recognized at the time  ownership and risk of loss is  transferred to the  customer,  which is  primarily  the time the  shipment  is  received by the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical experience.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs incurred for the periods ended March 31, 2003 and 2002 were $1,116,019 and
$742,820,  respectively. The increased expenditure in 2003 to date is due to the additional costs of employing current strategies of outside advertising compared to that of 2002.  Included  in prepaid  expenses  and other  current  assets was
$215,000 and  $236,875 at March 31, 2003 and  December  31, 2002,  respectively, relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the periods  ended March 31, 2003 and 2002 were  $646,969  and
$610,883,  respectively.  Principally,  research and  development is part of the product  research  costs  related  to Pharma  and study  costs  associated  with
Cold-Eeze(R). Pharma is currently involved in research activity that is expected to increase  significantly over time as product research and testing progresses.
The Company is at the initial stages of what may be a lengthy process to develop potential commercial prescription products.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED MARCH 31, 2003 COMPARED WITH SAME PERIOD 2002
----------------------------------------------------------------

Revenues for 2003 were $8,191,092 compared to $5,133,398 for 2002, reflecting an increase of 60% in 2003. Revenues in 2003 comprised  $3,258,267 relating to cold remedy and  $4,932,825  from health and  wellness,  compared to 2002 revenues of
$2,778,790 and $2,354,608,  by respective segment. The 2002 cold remedy revenues included an amount of $148,866 as a result of the settlement of the infringement
suit  against  Gel  Tech,  LLC,  the  developer  of  Zicam(TM),   and  Gum  Tech
International,  Inc., its  distributor as compared to zero in 2003.  Cold remedy and  health and  wellness  revenues  increased  in 2003 with cold  remedy  sales increased by $760,766 due to increased advertising, point of purchase and media, offset by the  compression  of the cold remedy  category in general  despite the increase in the  incidences of the common cold.  In addition,  the weak economic conditions  resulted in lower  carrying  amounts of inventory  by customers  and reduced  order size and  frequency.  The health and  wellness  segment  reported significantly  increased  revenues in 2003 primarily due to strong marketing and promotion  programs  commenced in 2002. The market activity for  Cold-Eeze(R) is subject to seasonal variations consistent with the nature of the product whereas the revenues  associated with the health and wellness segment are not subject to such seasonal factors.

Cost of sales for 2003 as a percentage of sales was 52.4%, compared to 51.3% for
2002.  The 2003  increase is primarily  due to the effects of the  significantly increased revenues from the health and wellness segment whose cost of sales as a percentage  of sales is notably  higher when  compared to that of  Cold-Eeze(R), cold remedy segment.

Selling,  general and administrative  expenses for 2003 were $3,969,250 compared to  $3,601,276  in 2002.  The  increase in 2003 was  primarily  due to increased advertising of $267,284 necessary to support the Cold-Eeze(R) product, decreased stock  promotion  costs  in  2003  due to a  $700,000  non-cash  charge  in 2002 resulting  from  the  granting  of  warrants  in  consideration  for  consulting services,  and increased expenses in 2003 related to increased sales activity of the health and wellness segment.

Research and  Development  costs in 2003 and 2002 were  $646,969  and  $610,883, respectively. Principally, research and development expenses are associated with the ongoing  research and clinical  activity of Pharma in the amount of $386,764 in the first quarter of 2003.

During 2003,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$2,890,087 (62.6%) of the total operating expenses of $4,616,219, an increase of
6.8% over the 2002 amount of $2,707,123  (64.3%) of total operating  expenses of
$4,212,159.  The selling,  general and administrative expenses related to health and  wellness  for 2003 and  2002  were  $985,498  and  $585,490,  respectively, reflecting  increased  expenditure in 2003 necessary to support the  significant revenue growth of this segment.

Revenues of CPNP (discontinued  operations) for the periods ended March 31, 2003 and 2002 were $59,824, and $524,874,  respectively,  net (losses)/income for the same periods were ($54,349) and $34,991.  The results of CPNP are represented as discontinued operations in the Statements of Operations and Balance Sheets.

Total  assets  of the  Company  at March 31,  2003 and  December  31,  2002 were
$22,729,576 and $24,934,956, respectively. Working capital decreased by $890,277 to  $15,073,672  at March 31, 2003.  The primary  influences on working  capital during the first quarter of 2003 were: the increase in cash balances,  which was assisted by effective  account  collections and reductions in inventory on hand;
decreased  advertising  and royalties and  commissions  accruals due to the slow down in sales activity as a result of the conclusion of the cold season.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working capital of $15,073,672 and $15,963,949 at March 31, 2003 and December 31,2002, respectively. Changes in working capital overall have been primarily due to the following  items:  cash balances have increased by $417,954 due partly to an effective accounts receivable  collections  process,  inventory has  decreased by $117,844 due to the  management of inventory  levels;  accrued advertising has decreased by $765,995 as a result of the  approaching  slow-down in the cold season activity and related media  advertising,  royalties and sales commissions liabilities have reduced again related to the conclusion of the peak of the  cold-season.  Total cash  balances  at March 31,  2003 were  $13,315,034 compared to $12,897,080 at December 31, 2002.

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

CAPITAL EXPENDITURES
--------------------

Since the  Company's  products  are  manufactured  by outside  sources,  capital expenditures during the remainder of 2003 are not anticipated to be material.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        (1)    99.1    Certification by the Chief Executive  Officer Pursuant to
                       Section  906 of the  Sarbanes-Oxley  Act of 2002
        (2)    99.2    Certification by the Chief Financial  Officer Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

(b)     The Company reported under:

            Item 2.  Acquisition or Disposition of Assets

            On January 22,  2003,  the Board of Directors  (the  "Board") of The
            Quigley  Corporation  (the  "Corporation")  approved the sale of the
            Corporation's  60% equity  interest  in  Caribbean  Pacific  Natural
            Products, Inc. ("CPNP") to Suncoast Naturals, Inc. ("Suncoast").

ITEM 5.     OTHER EVENTS

            On January 22, 2003, the Board appointed  Stephen W. Wouch to fill a vacancy on the Board. Mr. Wouch is a certified  public  accountant with 19 years of public  accounting  experience  as a partner and is the  Managing  Partner of
Wouch, Maloney & Co., LLP, Certified Public Accountants.

            Pursuant  to an  agreement  dated  February  2,  2003,  The  Quigley
Corporation  (the  "Company")  entered  into an  Amended  and  Restated  Warrant
Agreement (the "Amended Agreement") with Forrester Financial, LLC ("Forrester").
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

            There were no other  Current  Reports  on Form 8-K filed  during the quarter ended March 31, 2003.

SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                           THE QUIGLEY CORPORATION

                                       By: /s/ George J. Longo
                                           -------------------------------------
                                           George J. Longo
                                           Vice President, Chief Financial Officer

Date: May 14, 2003

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

Date:  May 14, 2003

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

Date:  May 14, 2003

                                               By: /s/ George J. Longo
                                                   -----------------------------
                                                   George J. Longo
                                                   Chief Financial Officer

