Form 10-Q
period 2003-06-30
QUIGLEY CORP
filed 2003-08-13
CIK 868278

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934.

     For the quarterly period ended        June 30, 2003
                                           --------------

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
(State or other jurisdiction of incorporation       (IRS Employer Identification
 or organization)                                    No.)

              (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

   Kells Building, 621 Shady Retreat Road, Doylestown,            PA 18901
   ------------------------------------------------------------------------
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

Indicate the number of shares of each of the Registrant's  classes of securities
(all of one class of $.0005  par value  Common  Stock)  outstanding  on July 31,
2003: 11,476,617.

                                TABLE OF CONTENTS

                                                                        Page No.

      PART I - FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements                                 3-17

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    18-23

Item 3.   Quantitative and Qualitative Disclosure About
          Market Risk                                                         23

Item 4.   Controls and Procedures                                             23

       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   23

Item 2.   Changes in Securities                                               23

Item 3.   Defaults Upon Senior Securities                                     24

Item 4.   Submission of Matters to a
          Vote of Security Holders                                            24

Item 5.   Other Information                                                   24

Item 6.   Exhibits and Reports on Form 8-K                                    24

Signatures                                                                    25

Certifications                                                             26-29

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                  ASSETS                                        June 30, 2003      December 31, 2002
                                                                                 (Unaudited)
                                                                                ------------          ------------
CURRENT ASSETS:

    Cash and cash equivalents                                                   $ 12,384,572          $ 12,897,080
    Accounts receivable (less doubtful accounts of $792,008 and $737,782)          1,800,246             4,188,123
    Inventory                                                                      4,546,271             4,526,761
    Prepaid expenses and other current assets                                        794,319               490,117
    Assets of discontinued operations                                                   --                 374,007
                                                                                ------------          ------------
        TOTAL CURRENT ASSETS                                                      19,525,408            22,476,088
                                                                                ------------          ------------

PROPERTY, PLANT AND EQUIPMENT - net                                                2,233,047             2,336,736
                                                                                ------------          ------------
                                                                                ------------          ------------

OTHER ASSETS:
    Goodwill, net                                                                     30,763                30,763
    Other assets                                                                      80,365                 1,000
    Assets of discontinued operations                                                   --                  90,369
                                                                                ------------          ------------
        TOTAL OTHER ASSETS                                                           111,128               122,132
                                                                                ------------          ------------

TOTAL ASSETS                                                                    $ 21,869,583          $ 24,934,956
                                                                                ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                            $    683,059          $    394,675
    Accrued royalties and sales commissions                                          731,977             1,146,495
    Accrued advertising                                                              566,804             1,559,575
    Accrued consulting                                                             1,673,000             1,673,000
    Other current liabilities                                                      1,777,378             1,353,383
    Liabilities of discontinued operations                                              --                 385,011
                                                                                ------------          ------------
        TOTAL CURRENT LIABILITIES                                                  5,432,218             6,512,139
                                                                                ------------          ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

    Common stock, $.0005 par value; authorized 50,000,000;
        Issued: 16,122,670 and 16,102,670 shares                                       8,061                 8,051
    Additional paid-in-capital                                                    32,608,462            32,592,222
    Retained earnings                                                              9,009,001            11,010,703
    Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                (25,188,159)          (25,188,159)
                                                                                ------------          ------------
        TOTAL STOCKHOLDERS' EQUITY                                                16,437,365            18,422,817
                                                                                ------------          ------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 21,869,583          $ 24,934,956
                                                                                ============          ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                     Six Months Ended
                                                             June 30, 2003      June 30, 2002      June 30, 2003       June 30, 2002
                                                               ------------       ------------       ------------       ------------

SALES:
     Sales                                                    $  7,189,129       $  5,196,577       $ 15,777,283       $ 10,445,747
     Co-operative advertising promotions                          (184,549)          (142,954)          (581,611)          (407,594)
                                                               ------------       ------------       ------------       ------------

NET SALES                                                        7,004,580          5,053,623         15,195,672         10,038,153

LICENSING FEES                                                        --                 --                 --              148,866
                                                               ------------       ------------       ------------       ------------

TOTAL REVENUE                                                    7,004,580          5,053,623         15,195,672         10,187,019
                                                               ------------       ------------       ------------       ------------

COST OF SALES                                                    4,238,991          3,425,734          8,735,973          6,121,095
                                                               ------------       ------------       ------------       ------------

GROSS PROFIT                                                     2,765,589          1,627,889          6,459,699          4,065,924
                                                               ------------       ------------       ------------       ------------

OPERATING EXPENSES:
     Sales and marketing                                           815,824            643,116          2,343,354          1,729,546
     Administration                                              2,311,887          1,735,878          4,753,607          4,250,724
     Research and development                                      722,036            620,517          1,369,005          1,231,401
                                                               ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                         3,849,747          2,999,511          8,465,966          7,211,671
                                                               ------------       ------------       ------------       ------------

LOSS FROM OPERATIONS                                            (1,084,158)        (1,371,622)        (2,006,267)        (3,145,747)

INTEREST AND OTHER INCOME                                           29,017             37,643             58,914             76,007
                                                               ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES
                                                                (1,055,141)        (1,333,979)        (1,947,353)        (3,069,740)
                                                               ------------       ------------       ------------       ------------
                                                                                                    ------------       ------------

INCOME TAXES                                                          --                 --                 --                 --
                                                               ------------       ------------       ------------       ------------

LOSS FROM CONTINUING OPERATIONS
                                                                (1,055,141)        (1,333,979)        (1,947,353)        (3,069,740)
                                                               ------------       ------------       ------------       ------------
                                                                                                    ------------       ------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                    --             (116,241)           (54,349)           (81,248)

                                                               ------------       ------------       ------------       ------------
NET LOSS                                                      ($ 1,055,141)      ($ 1,450,220)      ($ 2,001,702)      ($ 3,150,988)
                                                               ============       ============       ============       ============

Basic earnings per common share:
  Loss from continuing operations                             ($      0.09)      ($      0.12)      ($      0.17)      ($      0.28)
  Loss from discontinued operations                                   --                (0.01)              --                (0.01)
                                                               ------------       ------------       ------------       ------------

  Net Loss                                                    ($      0.09)      ($      0.13)      ($      0.17)      ($      0.29)
                                                               ============       ============       ============       ============

Diluted earnings per common share:
  Loss from continuing operations                             ($      0.09)      ($      0.12)      ($      0.17)      ($      0.28)
  Loss from discontinued operations                                   --                (0.01)              --                (0.01)
                                                               ------------       ------------       ------------       ------------
  Net Loss                                                    ($      0.09)      ($      0.13)      ($      0.17)      ($      0.29)
                                                               ============       ============       ============       ============

Weighted average common shares outstanding:
      Basic                                                     11,459,950         10,964,597         11,458,284         10,823,291
                                                               ============       ============       ============       ============

      Diluted                                                   11,459,950         10,964,597         11,458,284         10,823,291
                                                               ============       ============       ============       ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                   June 30, 2003             June 30, 2002
                                                                   -------------             --------------

NET CASH (USED IN) PROVIDED BY
  OPERATING ACTIVITIES                                              ($   553,314)              $    225,242
                                                                    ------------               ------------

INVESTING ACTIVITIES:
  Capital expenditures                                                  (109,158)                  (262,681)
                                                                    ------------               ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                            (109,158)                  (262,681)
                                                                    ------------               ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants                          16,250                  3,250,000
                                                                    ------------               ------------

NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                                              16,250                  3,250,000
                                                                    ------------               ------------

NET CASH PROVIDED BY (USED IN)
  DISCONTINUED OPERATIONS                                                133,714                   (177,149)
                                                                    ------------               ------------

NET (DECREASE) INCREASE IN CASH                                         (512,508)                 3,035,412

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                              12,897,080                  9,684,305
                                                                    ------------               ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                                      $12,384,572                $12,719,717
                                                                    ============               =============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley Corporation (WWW.QUIGLEYCO.COM,  the "Company"), organized under the laws of the state of Nevada, is engaged in the development,  manufacturing,  and marketing  of health  and  homeopathic  products  that are being  offered to the general  public and the  research  and  development  of  potential  prescription products. The Company is organized into three business segments, which are, Cold
Remedy, Health and Wellness, and Ethical Pharmaceutical.  For the fiscal periods presented,  the  Company's  revenues  have come from the  Company's  Cold Remedy business segment and the Health and Wellness business segment.

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

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc.  ("Pharma"),  a wholly-owned  subsidiary of the Company, the
Ethical  Pharmaceutical  segment,  that is under the  direction of its Executive
Vice President and Chairman of its Medical Advisory Committee.  The formation of
Pharma  follows  the Patent  Office of The  United  States  Commerce  Department
confirming the assignment to the Company of a Patent Application for the "Method
and  Composition  for the Topical  Treatment of Diabetic  Neuropathy"  which was issued and extends  through  March 27, 2021.  The  establishment  of a dedicated
pharmaceutical   subsidiary  may  enable  the  Company  to  diversify  into  the prescription drug market and to ensure safe and effective  distribution of these important  potential new products  currently  under  development.  At this time, three  patents  have been  issued and  assigned to the  Company  resulting  from research activity of Quigley Pharma.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural Products, Inc. ("CPNP"), a leading developer and marketer of all-natural sun-care and  skincare  products for luxury  resorts,  theme parks and spas.  In
December  2002,  the Board of Directors  of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Company  completed the sale of the Company's 60%
equity interest in CPNP to Suncoast Naturals, Inc. ("Suncoast").  See discussion in Notes to Financial Statements, Note 3 - Discontinued Operations.

COLD REMEDY
-----------

Cold-Eeze(R),   a  zinc   gluconate   glycine   formulation   (ZIGG(TM))  is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is sold in lozenge,  gum and  sugar-free  tablet  forms.  In addition, during 2003 the Company plans to launch a Cold-Eeze(R) nasal spray and
Kidz-Eeze(TM)  Sore  Throat  Pop with  Pectin.  The  nasal  spray  product  is a moisturizing nasal spray containing Aloe Vera gel and the active ingredient Zinc
Gluconate.

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

The Company competes with suppliers varying in range and size in the cold remedy products arena.  Because  Cold-Eeze(R) has been clinically  proven,  it offers a significant  advantage over other suppliers in the over-the-counter  cold remedy market.  The  management  of the  Company  believes  there  should  be no future impediment on the ability to compete in the marketplace now, or in the immediate future,  since factors concerning the product,  such as price,  product quality, availability,  reliability, credit terms, name recognition, delivery and support are all properly  positioned.  The Company has several  Broker,  Distributor and
Representative  Agreements,  both nationally and internationally and the product is distributed  through numerous  independent and chain drug and discount stores throughout the United States.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers complementing its own personnel to represent the Company's over-the-counter products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

HEALTH AND WELLNESS
-------------------

Darius  is  a  direct  selling  company  specializing  in  the  development  and distribution of proprietary  health and wellness  products  primarily within the
United States with the  commencement of international  business  activity during the second quarter of 2003. The Company  develops and markets  products that are suitable for  distribution  within a direct selling  business  environment.  The products marketed and sold by Darius are herbal vitamins and dietary supplements for the human condition, in the areas of health, immunity, energy and pain.

Within the framework of a direct selling  business  environment the Company sell its  products  through a network  of  independent  representatives,  who are not employees of the Company.  These purchases by the  distributors  may be used for personal  consumption  or used for  resale  to  consumers.  The  representatives receive  compensation  for sales achieved by means of a commission  structure or compensation  plan based on their  product  sales and those of personnel  within their down-line distributor network. As the independent  representatives pay for product in advance of shipments being made the accounts  receivable  balances at any time are negligible.

The continued  success of this segment is dependent,  among other things, on the
Company's ability:

o    To maintain existing  independent  representatives  and recruit  additional successful  independent  representatives.  Additionally,  the  loss  of key high-level distributors could negatively impact future growth and revenues;

o    To continue to develop and make available new and desirable  products at an acceptable cost;

o    To maintain  safe and  reliable  multiple-location  sources for product and materials;

o    To  maintain  a  reliable   information   technology  system  and  internet
     capability.  The  Company  has  expended  significant  resource  on systems enhancements  in the past  and  will  continue  to do so to  ensure  prompt
     customer  response  times,   business  continuity  and  reliable  reporting
     capabilities.  Any  interruption to computer systems for an extended period of time could be harmful to the business;

o    To execute  conformity  with various  federal,  state and local  regulatory agencies both within the United States and abroad. With the commencement of international  business,  difficulties with foreign regulatory requirements could have a significant  negative  impact on future growth.  Any inquiries from  government  authorities  relating to our business and compliance with laws and regulations could be harmful to the Company;

o    To compete with larger more mature organizations  operating within the same market and to remain competitive in terms of product relevance and business opportunity;

o    To  successfully  implement  methods  for  progressing  the direct  selling philosophy internationally; and

o    To plan strategically for general economic conditions.

Any or all of the above risks could result in significant reductions in revenues and profitability of the health and wellness segment.

ETHICAL PHARMACEUTICAL
----------------------

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

Pharma is currently  undergoing research and development  activity in compliance with regulatory requirements. During the course of its research and development, certain  formulas  have led to three  patents and several  patent  applications, which the Patent Office of the United States  Commerce  Department has confirmed the assignment to the Company.  The Company,  through Pharma,  is at the initial stages of what may be a lengthy  process to  develop  these  patents  and patent applications into commercial products.

The areas of focus are:

     o    A Patent (No.  6,555,573 B2) entitled  "Method and Composition for the
          Topical Treatment of Diabetic  Neuropathy." The patent extends through
          March 27, 2021.

     o    A Patent (No. 6,592,896 B2) entitled "Medicinal Composition and Method of Using It" (for Treatment of Sialorrhea  and other  Disorders) for a product to relieve  sialorrhea  (drooling) in patients  suffering from
          Amyotrophic  Lateral Sclerosis (ALS),  otherwise known as Lou Gehrig's
          Disease. The patent extends through August 6, 2021.

     o    A Patent (No.  6,596,313  B2)  entitled  "Nutritional  Supplement  and
          Method of Using It" for a product to relieve sialorrhea  (drooling) in patients suffering from Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig's  Disease.  The patent extends  through April 15,
          2022.

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

In July  2002,  the  Company  announced  the  commencement  of  testing on a new formulation  being  developed  by the  Company  to  relieve  Sialorrhea  (excess secretions of the salivary glands,  causing drooling) in patients suffering from diseases including  Amyotrophic Lateral Sclerosis (ALS),  otherwise known as Lou
Gehrig's Disease, Cerebral Palsy, Parkinson's Disease, and Muscular Dystrophy.

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

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and  distribution of health and wellness  products.  This  acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's stock issued to the former owners of the net

assets acquired.  The net assets acquired  included assets totaling $536,000 and liabilities assumed approximating $416,000. Also required were payments totaling
$540,000 for the use of product formulations;  consulting; confidentiality and a
non-compete   agreement.   To  maintain  the  continuous  application  of  these
arrangements,  fees of 5% on net  sales  collected  must  be paid to the  former owners.  The operating results have been included in the Company's  Consolidated
Statements of Operations from the date of acquisition. Prior to January 1, 2002, the excess of cost over net assets  acquired had been subject to amortization on a straight-line basis over a period of 15 years. Subsequent to 2001, the account will only be reduced if the value becomes impaired.

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

GOODWILL AND INTANGIBLE ASSETS

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months and were fully amortized as of March 2002. Amortization costs incurred for the six months ended
June 30,  2003  and  2002,  were  zero and  $21,940,  respectively.  Accumulated amortization at both June 30, 2003 and December 31, 2002 was $490,000.

As of June 30, 2003 and December 31, 2002, intangible assets consist principally of goodwill.  Goodwill is not amortized but reviewed for impairment  when events and  circumstances  indicate the carrying amount may not be recoverable or on an annual basis. In the fourth quarter of 2002, the Company  realized an impairment loss  of  $296,047  relating  to  goodwill  in  CPNP,  which  was  reflected  in discontinued operations.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant  percentage  of sales  volume,  representing  15% for the six months periods  ended  June 30,  2003 and 2002 and 12% and 15% of sales  volume for the three months periods ended June 30, 2003 and 2002, respectively.

Customers  comprising the five largest accounts receivable balances  represented
44% of total trade  receivable  balances at both June 30, 2003 and  December 31,
2002,  respectively.  During  the six months  ended  June 30,  2003 98.5% of the
Company's revenues originated in the United States.

The Company uses three separate  suppliers to produce  Cold-Eeze(R)  in lozenge, gum, and sugar-free tablet forms. The Company's revenues are currently generated from the sale of the Cold-Eeze(R)  product, Cold Remedy, and from the Health and
Wellness segment. The lozenge form is manufactured by a third party manufacturer a significant amount of whose revenues are from the Company. The other forms are manufactured by third parties that produce a variety of other products for other customers.  Should these relationships  terminate or discontinue for any reason, the  Company  has  formulated  a  contingency  plan in  order  to  prevent  such discontinuance  from  materially  affecting the Company's  operations.  Any such termination  may,  however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

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

REVENUE RECOGNITION

Sales are  recognized at the time  ownership and risk of loss is  transferred to the  customer,  which is  primarily  the time the  shipment  is  received by the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical  experience.  Total  revenues  for the six months ended June 30, 2002 include an amount of $148,866  related to  licensing  fees,  which was the final installment as a result of the settlement of the infringement  suit, against Gel
Tech,  LLC, the developer of Zicam(TM),  and Gum Tech  International,  Inc., its
distributor.

SHIPPING AND HANDLING

Product sales  relating to the Health and Wellness  products carry an additional identifiable shipping and handling charge to the purchaser,  which is classified as revenue.  For cold remedy  products,  such costs are  included as part of the invoiced price. In all cases, costs related to this revenue are recorded in cost of sales.

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees  and  non-employees  since the date of the  Company's
public  inception.   Options  and  warrants  are  exercisable  during  a  period determined  by the  Company,  but in no event later than ten years from the date granted. Stock options granted to employees vest immediately.

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

There were no grants of stock  options to  employees  in the six months  periods ended June 30, 2003 and 2002 and  therefore no  compensation  expense  under FAS
123.

ROYALTIES

The Company  includes  royalties  and founders  commissions  incurred as cost of sales for the Cold Remedy segment and in administration  expenses for the Health and Wellness segment based on agreement terms.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction from sales; and free product, which is accounted for as part of cost of sales.  Advertising costs incurred for the six months ended June 30, 2003 and
2002 were $1,394,319 and $931,365,  respectively.  Included in prepaid  expenses and other current assets was $225,000 and $236,875 at June 30, 2003 and December
31, 2002, respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures for the six months ended June 30, 2003 and 2002 were $1,369,005 and
$1,231,401,  respectively.  Principally,  research  and  development  costs  are
related  to  Pharma's  areas  of  interest  and  study  costs   associated  with
Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See discussion in Notes to Financial Statements, Note 6
- Income Taxes.

NOTE 3 - DISCONTINUED OPERATIONS

Effective  July 1, 2000, the Company  acquired a 60% ownership  position of CPNP which is accounted for by the purchase method of accounting and accordingly, the operating  results have been  included in the Company's  consolidated  financial
Statements  from the  date of  acquisition.  This  majority  ownership  position required a cash investment that approximated $812,000 and the provision for a $1 million line of credit, collateralized by inventory, accounts receivable and all other assets of CPNP. The net assets of CPNP at the acquisition date principally consisted of a product license and  distribution  rights with no recorded value, inventory  and fixed assets of $312,915  and $510,000 of working  capital with a contribution to minority interest of $329,166.

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Board of Directors of the Company  completed the sale of the Company's 60% equity  interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP,  the Company  received:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate
registration  statement;   and  (ii)  100,000  shares  of  Suncoast's  Series  A
Redeemable  Preferred  Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time after March 31, 2003 in such amounts as is equal to 50% of the free cash flow reported by Suncoast in the immediately preceding  quarterly  financial  statements  divided by the redemption  price of
$10.00 per share.  The Company owns 19.5% of Suncoast's  issued and  outstanding capital stock valued at $79,365,  representing  the Company's  share of the fair value of  Suncoast  at the time the  transaction  was  recorded,  this amount is included in Other Assets in the  Consolidated  Balance  Sheets.  As of August 6,
2003,  no  registration  statement  has been  filed.  The  disposal  of CPNP was completed in order to allow the Company to focus  resources on other  activities and clinical research and development.

Sales of CPNP for all periods  commencing on the date of  acquisition on July 1,
2000 up to date of disposal on January 22, 2003, were $5,075,472, cumulative net losses  during  that  period  were  $2,232,620.  The loss  includes an amount of
$633,233  relating to the asset  impairment,  reported in the fourth  quarter of
2002. Revenues of CPNP for the three months periods ended June 30, 2003 and 2002 were zero and $675,450,  respectively, net losses for the same periods were zero and  $116,241.  Revenues of CPNP for the six months  periods ended June 30, 2003 and 2002 were $59,824,  and  $1,200,324,  respectively,  net losses for the same periods were $54,349 and $81,248.  Results of CPNP are presented as discontinued
operations in the Consolidated  Statements of Operations and in the Consolidated
Balance Sheets.

The major classes of balance sheet items of discontinued  operations at December
31, 2002 were inventory, accounts receivable,  property, plant and machinery and accounts payable.

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
Darius (Health and Wellness), whose business is the sale and direct marketing of
kla  range  of  health  and  wellness   products,   and  Quigley  Pharma  (Ethical
Pharmaceutical),  currently  involved in research  and  development  activity to develop potential pharmaceutical products.

As discussed in Notes to Financial Statements, Note 3 - Discontinued Operations,
the Company disposed of its Sun-care and Skincare segment in January 2003.

Financial information relating to 2003 and 2002 operations, by business segment, follows:

-----------------------------------------------------------------------------------------------------------------
For the three                    Cold                                      Ethical       Corporate
months ended                    Remedy              Health and          Pharmaceutical      and
June 30, 2003                  Products              Wellness              Products        Other      Total
-----------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                    $ 1,561,494          $ 5,443,086                --           --         $7,004,580
Licensing fees                        --                   --                  --           --                --
Segment operating
  profit (loss)                ($  981,938)         $   573,519         ($  675,739)        --        ($1,084,158)

-----------------------------------------------------------------------------------------------------------------
For the three                    Cold                                      Ethical       Corporate
months ended                    Remedy              Health and          Pharmaceutical      and
June 30, 2003                  Products              Wellness              Products        Other      Total
-----------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                    $ 4,819,761          $10,375,911                --           --         $15,195,672
Licensing fees                                             --                  --           --
Segment operating
  profit (loss)                 (2,001,023)           1,236,772         ($1,242,016)        --          (2,006,267)
Total Assets                   $20,110,387          $ 2,433,950                --       ($674,754)     $21,869,583

-----------------------------------------------------------------------------------------------------------------
For the three                    Cold                                      Ethical       Corporate
months ended                    Remedy              Health and          Pharmaceutical      and
June 30, 2003                  Products              Wellness              Products        Other      Total
-----------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                    $ 1,113,717          $ 3,939,906                --           --         $ 5,053,623
Licensing fees                        --                   --                  --           --
Segment operating
  profit (loss)               ($ 1,417,941)         $   369,533         ($  337,440)     $ 14,226     ($ 1,371,622)

-----------------------------------------------------------------------------------------------------------------
For the three                    Cold                                      Ethical       Corporate
months ended                    Remedy              Health and          Pharmaceutical      and
June 30, 2003                  Products              Wellness              Products        Other      Total
-----------------------------------------------------------------------------------------------------------------

Net Sales
  Customers                    $ 3,743,640          $ 6,294,513                --           --         $10,038,153
Licensing fees                     148,866                 --                  --           --             148,866
Segment operating
  profit (loss)                 (2,945,105)             421,592        ($   648,481)     $ 26,247       (3,145,747)
Total Assets                   $23,548,015          $ 1,539,252                --     ($1,476,355)     $23,610,912

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
June 30, 2003,  4,159,191  shares have been repurchased at a cost of $24,042,801
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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of
March 7, 2002 for a term of twelve months,  but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by Forrester to the Company, the Company granted to Forrester, or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock. The Company's financial  statements reflect a $700,000 non-cash charge in first  quarter  of 2002  resulting  from the  granting  of these  warrants.  The warrants have three exercise prices,  500,000 warrants  exercisable at $6.50 per share,  which were exercised in May 2002 resulting in cash to the Company in the amount of  $3,250,000,  250,000  warrants  exercisable  at $8.50 per share,  and
250,000  warrants  exercisable at $11.50 per share.  The warrants were initially exercisable  until  the  earlier  to  occur  of (i)  March  6,  2003 or (ii) the termination of the Consulting Agreement.

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

Pursuant to an agreement  dated  February 2, 2003,  the Company  entered into an
Amended and Restated Warrant Agreement (the "Amended  Agreement") with Forrester
Financial, LLC ("Forrester").  As a result of this Amended Agreement the Company recorded a further  non-cash charge of $1,400,000 in the fourth quarter of 2002, amounting to a total expense of $2,100,000, classified as administrative expense in the Consolidated Statement of Operations,  relating to this warrant agreement in 2002. Additionally, $1,673,000 is reflected in the Consolidated Balance Sheet at June 30,  2003 and  December  31,  2002,  which  represents  the value of the unexercised warrants.

At June 30,  2003,  there  were  4,492,500  unexercised  and  vested  option and warrants of the Company's stock available for exercise.

NOTE 6 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,756,383 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $42,800,364  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
$16.3 million for federal  purposes,  of which $3.5 million will expire in 2019,
$4.0 million in 2020, $8.8 million in 2022 and $16.3 million for state purposes, of which $9.7  million  will  expire in 2009,  $3.0  million  in 2010,  and $3.6 million in 2012. Until sufficient  taxable income to offset the temporary timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                         Three Months Ended         Six Months Ended        Three Months Ended      Six Months Ended
                           June 30, 2003              June 30, 2003           June 30, 2002          June 30, 2002
                      Loss    Shares   EPS        Loss   Shares   EPS     Loss    Shares  EPS     Loss   Shares   EPS
                      --------------------------------------------------------------------------------------------------
Basic EPS             ($1.1)   11.5 ($0.09)       ($2.0)   11.5 ($0.17)   ($1.3)   11.0 ($0.12)   ($3.1)   10.8 ($0.28)
Dilutives:
Options/Warrants       --     --      --            --     --      --       --     --      --       --     --      --
                      --------------------------------------------------------------------------------------------------

Diluted EPS           ($1.1)   11.5 ($0.09)       ($2.0)   11.5 ($0.17)   ($1.3)   11.0 ($0.12)   ($3.1)   10.8 ($0.28)
                      ==================================================================================================

Options and warrants  outstanding  at June 30, 2003 and 2002 were  4,492,500 and
3,803,000,  respectively,  but were not included in the  computation  of diluted earnings per share because the effect was anti-dilutive.

NOTE 8 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley  Corporation,  or are  related  to major  stockholders  of the  Company.
Commissions and other items expensed under such  arrangements for the six months ended June 30, 2003 and 2002 amounted to zero and $33,525, respectively, and are included in sales and marketing,  and administration expense  classifications in the Consolidated Statements of Operations. Amounts payable under such agreements at June 30, 2003 and December 31, 2002 were approximately zero.

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers,  directors and stockholders of the Company, was  entered  into  on June 1,  1995.  The  founders,  in  consideration  of the acquisition  of the  Cold-Eeze(R)  cold  therapy  product,  are to share a total commission  of five percent (5%), on sales  collected,  less certain  deductions until the  termination  of this  agreement on May 31,  2005.  For the six months ended June 30, 2003 and 2002  amounts of $226,025  and  $186,003,  respectively, were  expensed  under such  founder's  commission  agreements,  such  expense is included in the cost of sales  classification in the Consolidated  Statements of
Operations.  Amounts payable under such agreements at June 30, 2003 and December
31, 2002 were  $97,400 and $301,695  respectively,  and are  represented  in the accrued  royalties  and  sales  commission  classification  in the  Consolidated
Balance Sheets.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the  Company's  Chief  Executive  Officer.  Fees  amounting  to $184,500  and
$140,993, respectively, have been paid to a related entity during the six months periods  ended  June  30,  2003  and  2002,  respectively,  to  assist  with the regulatory  aspects of obtaining  such licenses and are included in the research and  development  expense  classification  in  the  Consolidated  Statements  of
Operations.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the six months ended June 30, 2003 and 2002 of $108,380 and $92,557,  respectively.  The future  minimum  lease  obligations under  these  operating  leases are  approximately  $422,125.  The  Company is a guarantor of a lease for a former subsidiary.  The lease extends for a period of approximately  three years,  the maximum  amount of future  payments the Company could be required to make under the guarantee is approximately $250,000.

The Company has  committed to  advertising  and research and  development  costs approximating  $2,500,000 relating to 2003 and 2004. Additional  advertising and research and development  costs are expected to be incurred for the remainder of
2003 and 2004.

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
Additionally,  a founder's  commission  totaling  5%, on sales  collected,  less certain deductions,  is paid to two of the officers,  who are also directors and stockholders of the Company, and whose agreements expire in 2005.

The expenses for the respective periods relating to such agreements  amounted to
$452,059  and  $408,006  for the six  months  ended  June  30,  2003  and  2002, respectively.  Amounts  accrued for these expenses at June 30, 2003 and December
31, 2002 were $194,800 and $553,698, respectively.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement during 2003 and 2002 were $440,169 and $297,326, respectively. Amounts payable under such agreement at June 30, 2003 and December 31, 2002 were $79,262 and $63,866, respectively.

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

On the 3rd day of July, 2003, the Contra Costa County Superior Court upon Motion of The  Quigley  Corporation  issued a Summary  Judgment in favor of The Quigley
Corporation.  This  judgment will be reduced to judgment on or before August 31,
2003 and  thereafter  plaintiff  may appeal the grant of the motion for  summary judgment to the California Court of Appeals.

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
The  initial  recognition  and  initial  measurement  provisions  of  FIN 45 are applicable  on a  prospective  basis to  guarantees  issued  or  modified  after
December 31, 2002. The Company has adopted the disclosure requirements of FIN 45 for the Form 10-K  issued for the fiscal  year ended  December  31, 2002 and has adopted the initial  recognition and  measurement  provisions for any guarantees issued or modified  starting January 1, 2003. The adoption of this statement did not have a material impact on the Company's  consolidated  financial position or results of operations.

FIN 46 which clarifies the application of Accounting  Research  Bulletin No. 51,
"Consolidated Financial Statements,"

In January  2003,  the FASB issued FIN 46 which  clarifies  the  application  of
Accounting  Research Bulletin No. 51,  "Consolidated  Financial  Statements," to
certain entities in which equity investors do not have the  characteristics of a controlling  financial interest or do not have sufficient equity at risk for the entity to finance  its  activities  without  additional  subordinated  financial support from other parties. The disclosure  requirements of FIN 46 are effective for financial  statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are  applicable  immediately  to new variable  interests in variable  interest  entities  created  after  January 31,  2003.  For a variable interest in a variable  interest  entity  created  before  February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual  reporting  period beginning after June
15,  2003.  The  Company  has  determined  that it does not  have  any  variable interests in any variable interest entities.  Therefore,  the adoption of FIN 46 is not expected to have a material impact on the Company's  financial  position, results of operations, or cash

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." (SFAS No. 150)

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics  of Both Liabilities and Equity." SFAS No. 150
establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some  circumstances).  The provisions of SFAS No.
150 are effective for financial  instruments  entered into or modified after May
31, 2003,  and  otherwise is  effective  at the  beginning of the first  interim period  beginning after June 15, 2003. The Company believes that the adoption of
SFAS No.  150 will not have an impact on its  financial  position  or results of operations.

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

The Company's primary Cold Remedy product continues to be Cold-Eeze(R), which is marketed in lozenge,  gum and sugar-free  tablet form.  Cold-Eeze(R) is the only zinc gluconate glycine product  clinically proven in two double blind studies to reduce the severity and  duration of common cold  symptoms.  The efficacy of the product was  established  following the  publication  of the second double blind study in July  1996.  A 2002  retrospective  study  also  found  that the use of
Cold-Eeze(R)  to treat a cold  statistically  reduced the use of antibiotics for respiratory  illnesses by 92% when  Cold-Eeze(R) is administered as a first line treatment  approach to the common cold.  This study also reinforces the original clinical trials,  concluding that Cold-Eeze(R)  reduces the median duration of a cold by four days along with suggesting that  Cold-Eeze(R) is an effective means of preventing the common cold.

Cold-Eeze(R)  is  distributed  through  numerous  independent,  chain  drug  and discount  stores  throughout the United States.  The Company  reports  increased
Cold-Eeze(R)  revenues  during  2003  compared to 2002 of 23.8%.  This  increase reflects strong co-operative  advertising  programs with the retail trade during the past two cold seasons;  increased  strategic  media  advertising  during the recent cold season and  progressive  coordinated  contact  with the retail trade through the outsourced nationwide brokerage network as directed by the Company's internal sales and marketing team.

Revenues  relating  to Darius  International  Inc.  ("Darius"),  the  Health and
Wellness segment  increased in 2003 compared to 2002 by 64.8%. This increase was
due  to  ongoing  increases  in  the  number  of  independent   representatives.
Additionally,  the Company  commenced  international  sales activity  during the
latter  part  of  the  first   quarter  of  2003  with  year  to  date  revenues
approximating  $304,000.  The  Company  is  planning  to pursue  this  marketing
opportunity.   This  business  segment  has  been  effective  in  balancing  the seasonality of the cold remedy segment and producing a more  consistent  revenue source throughout the fiscal year.

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
Resulting  from this  research  and study  activity,  the Company has received a patent for  compound  QR333  entitled  "Method and  Composition  for the Topical
Treatment  of Diabetic  Neuropathy"  and two patents  related to compound  QR334 entitled  "Medicinal  Composition  and  Method  of Using It" (for  Treatment  of
Sialorrhea and other Disorders) and "Nutritional Supplement and Methods of Using
It".

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers complementing its own personnel to represent the Company's over-the-counter products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.  The  distribution of product  relating to the direct selling  segment is by means of independent  representatives  who are not employees of the Company.

Manufacturing for all the Company's products is accomplished by outside sources.
The lozenge form is  manufactured by a third party  manufacturer,  a significant part of this manufacturer's  revenues are from the Company, with the gum and the sugar-free products being produced by different manufacturers.

During the first six months of 2003,  the Company  continued  the process of the registration  of the  Cold-Eeze(R)  products in the United Kingdom as a pharmacy drug and incurred approximately $193,000 in related expenses.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its  marketing  and  distribution  capabilities  and  requirements associated  with the  development of Pharma's  potential  prescription  drugs in order to  continue  to  compete  on a  national  and  international  level.  The continued expansion of Darius  International,  Inc., is dependent on the Company
retaining  existing  independent   representatives  and  recruiting   additional
representatives  both  internationally  and within the United States;  continued
conformity with government regulations; a reliable information technology system capable of  supporting  continued  growth and  continued  reliable  sources  for product and materials to satisfy consumer demand.

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

FIN 46 which clarifies the application of Accounting  Research  Bulletin No. 51,
"Consolidated Financial Statements,"

In January  2003,  the FASB issued FIN 46 which  clarifies  the  application  of
Accounting  Research Bulletin No. 51,  "Consolidated  Financial  Statements," to
certain entities in which equity investors do not have the characteristics of a controlling  financial interest or do not have sufficient equity at risk for the entity to finance  its  activities  without  additional  subordinated  financial support from other parties. The disclosure  requirements of FIN 46 are effective for financial  statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are  applicable  immediately  to new variable  interests in variable  interest  entities  created  after  January 31,  2003.  For a variable interest in a variable  interest  entity  created  before  February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual  reporting  period beginning after June
15,  2003.  The  Company  has  determined  that it does not  have  any  variable interests in any variable interest entities.  Therefore,  the adoption of FIN 46 is not expected to have a material impact on the Company's  financial  position, results of operations, or cash

SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." (SFAS No. 150)

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with  Characteristics  of Both Liabilities and Equity." SFAS No. 150
establishes  standards  for  how  an  issuer  classifies  and  measures  certain financial  instruments with  characteristics  of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some  circumstances).  The provisions of SFAS No.
150 are effective for financial  instruments  entered into or modified after May
31, 2003,  and  otherwise is  effective  at the  beginning of the first  interim period  beginning after June 15, 2003. The Company believes that the adoption of
SFAS No.  150 will not have an impact on its  financial  position  or results of operations.

CRITICAL ACCOUNTING POLICIES
----------------------------

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered  to the  general  public  and is  also  involved  in  the  research  and development of potential prescription products.  Certain key accounting policies that may affect the results of the Company are the timing of revenue recognition
and  sales  incentives   (including   coupons,   rebates  and  discounts);   the
classification  of  advertising  expenses;  and the fact that all  research  and development costs are expensed as incurred. Notes to Financial Statements,  Note
1,  Organization  and  Business,   describes  the  Company's  other  significant
accounting policies.

REVENUE RECOGNITION
-------------------

Sales are  recognized at the time  ownership and risk of loss is  transferred to the  customer,  which is  primarily  the time the  shipment  is  received by the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical experience.

ADVERTISING
-----------

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales;  and free product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred  for the six months  periods  ended June 30,  2003 and 2002 were
$1,394,319 and $931,365,  respectively.  This expense item increased in the 2003 reporting period due to strategic media advertising,  in addition to other trade
related   methods  of   advertising,   necessary  to  promote  and  support  the
Cold-Eeze(R) product.  Included in prepaid expenses and other current assets was
$225,000 and  $236,875 at June 30, 2003 and  December  31,  2002,  respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT
------------------------

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the six  months  periods  ended  June 30,  2003 and 2002  were
$1,369,005 and $1,231,401,  respectively.  Principally, research and development is part of the  product  research  costs  related  to  Pharma  and  study  costs associated with Cold-Eeze(R).  Pharma is currently involved in research activity that is expected to increase  significantly  over time as product  research  and testing  progresses.  The  Company  is at the  initial  stages  of what may be a lengthy process to develop potential commercial prescription products.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED JUNE 30, 2003 COMPARED WITH SAME PERIOD 2002
---------------------------------------------------------------

Revenues for the three months  ended June 30, 2003 were  $7,004,580  compared to
$5,053,623 for 2002,  reflecting an increase of 38.6% in 2003.  Revenues in 2003 comprised  $1,561,494  relating  to cold remedy and  $5,443,086  from health and wellness,  compared to 2002 revenues of $1,113,717 and $3,939,906, by respective segment.  Cold remedy  revenues have increased in 2003 reflecting the effects of increased  strategic  media  advertising  during the past cold season along with trade  promotions  involving Buy One Get One free campaigns  during the past two cold  seasons.  During the last  twelve  months the  Company  has  undertaken  a revision of the product packaging of Cold-Eeze(R) and this is proving to be very popular in the marketplace.  The health and wellness segment reported  increased sales in 2003 of 38.2%.  This segment has grown  significantly due to increasing numbers of active independent  representatives and the ability of the Company to make available to consumers  products  suitable for direct selling  distribution methods. During the quarter the health and wellness segment recorded $269,649 in international  sales due to the  commencement of direct selling activity outside
North  America  during  the  latter  part of the  first  quarter  of  2003.  The performance  of the  health  and  wellness  segment  has  resulted  in  relative equalization of revenues during the fiscal year rather than be influenced by the season nature of the cold remedy segment.

Cost of sales for 2003 as a percentage of sales was 58.9%, compared to 65.9% for
2002. The decrease in the cost of goods  percentage in 2003 was primarily due to a consolidated  inventory  obsolescence charge in 2002 of approximately $217,000 or 4.2% of consolidated sales along with Cold-Eeze(R)  repackaging costs in 2003 approximating  $102,000 or 1.4% of consolidated sales.  Additional costs savings were achieved in 2003 resulting from fluctuations in independent representatives pay out percentages as a result of varying  promotions and  efficiencies  due to sales volume increases in the direct selling segment.

Selling,  general and administrative  expenses for 2003 were $3,127,711 compared to  $2,378,994  in 2002.  The  increase in 2003 was  primarily  due to increased product  marketing  and  promotion  expenditure  associated  with the health and wellness  segment  necessary to progress the business and such costs  related to promoting the Cold-Eeze(R) product following the Heritage Study; the increase in administration  variable costs  congruent  with  significant  revenues  increase between the periods in the health and wellness segment.

Research and  development  costs in 2003 and 2002 were  $722,036  and  $620,517, respectively.  Research  and study costs  related to Quigley  Pharma in the 2003 period was $504,163 compared to $270,200 in the comparable 2002 reporting period reflecting  continued  research  and  study  costs  associated  with the  Pharma segment.

During 2003,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$1,978,306 (51.4%) of the total operating expenses of $3,849,747, an increase of
22.4% over the 2002 amount of $1,616,284  (53.9%) of total operating expenses of
$2,999,511.  The selling,  general and administrative expenses related to health and  wellness  for 2003 and 2002 were  $1,275,167  and  $726,090,  respectively, reflecting  increased  expenditure in 2003 necessary to support the  significant revenue  growth of this  segment.  Operating  expenses  overall  have  increased between the periods for reasons stated earlier.

Revenues of CPNP  (discontinued  operations)  for the three months periods ended
June 30, 2003 and 2002 were zero and $675,450,  respectively, net losses for the same  periods were zero and  $116,241.  The results of CPNP are  represented  as discontinued operations in the Statements of Operations and Balance Sheets.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED WITH SAME PERIOD 2002
-------------------------------------------------------------

Revenues for 2003 were $15,195,672 compared to $10,187,019 for 2002,  reflecting an increase of 49.2% in 2003. Revenues in 2003 comprised  $4,819,761 relating to cold remedy and $10,375,911 from health and wellness,  compared to 2002 revenues of $3,892,506 and $6,294,513,  by respective segment. The cold remedy and health and  wellness  segments  report an  increase  in  revenues  of 23.8% and  64.8%, respectively,  between  the years.  The 2002 cold  remedy  revenues  included an amount for  licensing  fees of  $148,866  as a result of the  settlement  of the infringement  suit against Gel Tech,  LLC, the developer of  Zicam(TM),  and Gum
Tech  International,  Inc.,  its  distributor  as compared to zero in 2003.  The improvement  in the cold  remedy  revenues  reflects  increased  advertising  in various forms over the past two cold seasons, enhanced product packaging and the continued promotion of the Cold-Eeze(R) product by means of the collaboration of the  outsourced  brokerage  organization  as directed by the Company's  in-house sales and  marketing  management.  The direct sales health and wellness  segment continues to recruit active

independent  representatives with the Company's persistent desire to provide the independent  representatives  with  products  appropriate  to a  direct  selling organization that the consumer will find beneficial.

Cost of sales for 2003 as a percentage of sales was 55.4%, compared to 58.6% for
2002.  The 2003  decrease is primarily  due to the presence in 2002 of inventory obsolescence  charges  approximating  $300,000 or 2.9% of sales,  together  with economies  of scale  achieved  in 2003 due to the  effect of  revenue  increases relational to fixed costs.

Selling,  general and administrative  expenses for 2003 were $7,096,961 compared to $5,980,270  in 2002.  Expenditure  was higher in 2003 due to increased  media advertising  related to the Cold-Eeze(R)  product of $330,858,  costs related to the health and  wellness  segment  increased  by  $949,085  between  the periods necessary to support a revenue  increase of 64.8% largely due to variable  costs directly  correlated to revenue  activity.  Stock  promotion costs were lower in
2003 due to a $700,000  non-cash  charge in 2002  resulting from the granting of warrants in consideration for consulting services.

Research and Development  costs in 2003 and 2002 were $1,369,005 and $1,231,401, respectively.  Research  and study costs  related to the  activities  of Quigley
Pharma increased by $359,506 between the years, with reduced spending in 2003 on
Cold-Eeze(R) clinical assignments.

During 2003,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$5,277,006 (62.3%) of the total operating expenses of $8,465,966, an increase of
14.3% over the 2002 amount of $4,615,084  (64.0%) of total operating expenses of
$7,211,671.  The selling,  general and administrative expenses related to health and wellness for 2003 and 2002 were $2,260,665 and $1,311,580, respectively. The increase in the health and wellness  costs  reflects the variable  nature of the underlying costs of this segment relative to revenue. Operating expenses overall have increased between the periods for reasons stated earlier.

Revenues of CPNP (discontinued operations) for the six months periods ended June
30, 2003 and 2002 were $59,824, and $1,200,324, respectively, net losses for the same periods were $54,349 and $81,248.  The results of CPNP are  represented  as discontinued operations in the Statements of Operations and Balance Sheets.

Total  assets  of the  Company  at June 30,  2003 and  December  31,  2002  were
$21,869,583  and  $24,934,956,   respectively.   Working  capital  decreased  by
$1,870,759 to $14,093,190  at June 30, 2003.  The primary  influences on working capital  during the first six months of 2003 were: the decrease in cash balances
$512,508,  the decrease in accounts  receivable of  $2,387,877,  the decrease in current  liabilities  of  $1,079,921  along  with  the  year to date net loss of
$2,001,702.  The  movements  in the  balance  sheet is largely the result of the
seasonal   nature  of  the  cold   remedy   segment   together   with  the  cash
characteristics of the health and wellness segment.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had working  capital of $14,093,190 and $15,963,949 at June 30, 2003 and December 31,2002, respectively. Changes in working capital overall have been primarily  due to the  following  items:  cash  balances  decreased by $512,508;
accounts  receivable  decreased by  $2,387,877  due to an effective  collections process;  accrued  advertising  has  decreased  by  $992,771  as a result of the seasonality of the cold remedy products and related media advertising; royalties
and  sales  commissions   liabilities  decreased  by  $414,518  related  to  the
conclusion  of the  cold-season;  and other  current  liabilities  increased  by
$423,995.  Total cash  balances  at June 30, 2003 were  $12,384,572  compared to
$12,897,080 at December 31, 2002.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Based on their evaluation, as of the end of the period covered by this Quarterly
Report on Form 10-Q, the Company's Chief  Executive  Officer and Chief Financial
Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules  13a-14 and 15d-14 under the  Securities  Exchange Act of 1934)
are adequately designed to ensure that the information  required to be disclosed by the  Company in reports  that it files or submits  under the  Securities  and
Exchange Act of 1934, as amended, have been recorded processed and summarized in a timely basis.  There have been no significant  changes in internal controls or in other factors that could  significantly  affect these controls  subsequent to the date of their  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

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

On the 3rd day of July, 2003, the Contra Costa County Superior Court upon Motion of The  Quigley  Corporation  issued a Summary  Judgment in favor of The Quigley
Corporation.  This  judgment will be reduced to judgment on or before August 31,
2003 and  thereafter  plaintiff  may appeal the grant of the motion for  summary judgment to the California Court of Appeals.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual  Meeting of  Stockholders  of the  Company was held on April 30, 2003 with  11,456,617  shares  eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i)  To elect a Board of  Directors to serve for the ensuing year until the next  Annual  Meeting  of  Stockholders  and  until  their  respective successors have been duly elected and qualified.

     (ii) To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2003.

For proposals (i) and (ii) above, the votes were cast as follows:
--------------------------------------------------------------------------------------------------------------------------------
           Proposal                            Position                                For       Against Withheld    Abstentions
--------------------------------------------------------------------------------------------------------------------------------

(i)        By nominee:
      Guy J. Quigley                  Chairman of the Board, President, CEO         10,415,265      -       23,592         -
      Charles A. Phillips             Executive Vice President, COO and Director
                                      Vice President, CFO and Director              10,415,265      -       23,592         -
      George J. Longo                 Director                                      10,415,265      -       23,592         -
      Jacqueline F. Lewis             Director                                      10,415,265      -       23,592         -
      Rounsevelle W. Schaum           Director                                      10,415,265      -       23,592         -
      Stephen W. Wouch                                                              10,415,265      -       23,592         -

--------------------------------------------------------------------------------------------------------------------------------
(ii) PricewaterhouseCoopers LLP       Independent Auditors                          10,419,257    14,435       -        5,165
--------------------------------------------------------------------------------------------------------------------------------

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       (1)  31.1  Certification  by the Chief Executive  Officer  Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

       (2)  31.2  Certification  by the Chief Financial  Officer  Pursuant to
            Section 302 of the Sarbanes-Oxley Act of 2002

       (3)  32.1  Certification  by the Chief Executive  Officer  Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

       (4)  32.2  Certification  by the Chief Financial  Officer  Pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002

(b)    The Company reported under:

       Item 9.     Regulation  FD  Disclosure  On April 29,  2003,  The  Quigley
                   Corporation announced its results for the quarter ended March
                   31, 2003. The information on Form 8-K was furnished  pursuant to Item 12 of Form 8-K as directed by the U.S. Securities and
                   Exchange Commission in Release No. 34-47583.

There were no other  Current  Reports on Form 8-K filed during the quarter ended
June 30, 2003.

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

Date: August 13, 2003

