Form 10-Q
period 2003-09-30
QUIGLEY CORP
filed 2003-11-10
CIK 868278

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-Q

(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended   September 30, 2003
                                       -------------------

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

Indicate the number of shares of each of the Registrant's  classes of securities
(all of one class of $.0005 par value Common Stock)  outstanding  on October 29,
2003: 11,503,026.

                                TABLE OF CONTENTS

                                                                        Page No.
         PART I - FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements                             3-19

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                19-24

Item 3.      Quantitative and Qualitative Disclosure About
             Market Risk                                                     24

Item 4.      Controls and Procedures                                         24

         PART II - OTHER INFORMATION

Item 1.      Legal Proceedings                                               25

Item 2.      Changes in Securities and Use of Proceeds                       25

Item 3.      Defaults Upon Senior Securities                                 25

Item 4.      Submission of Matters to a
             Vote of Security Holders                                        25

Item 5.      Other Information                                               26

Item 6.      Exhibits and Reports on Form 8-K                                26

Signatures                                                                   27

Certifications                                                            28-31

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS                                             September 30, 2003 December 31, 2002
                                                                                    (Unaudited)
                                                                                     ------------    ------------
CURRENT ASSETS:

           Cash and cash equivalents                                                 $ 10,647,170    $ 12,897,080
           Accounts receivable (net of doubtful accounts of $809,698 and $737,782)      4,600,276       4,188,123
           Inventory                                                                    4,526,205       4,526,761
           Prepaid expenses and other current assets                                      716,543         490,117
           Assets of discontinued operations                                                 --           374,007
                                                                                     ------------    ------------
               TOTAL CURRENT ASSETS                                                    20,490,194      22,476,088
                                                                                     ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - net                                                     2,398,104       2,336,736
                                                                                     ------------    ------------

OTHER ASSETS:
           Goodwill, net                                                                   30,763          30,763
           Other assets                                                                    80,365           1,000
           Assets of discontinued operations                                                 --            90,369
                                                                                     ------------    ------------
                TOTAL OTHER ASSETS                                                        111,128         122,132
                                                                                     ------------    ------------

TOTAL ASSETS                                                                         $ 22,999,426    $ 24,934,956
                                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

           Accounts payable                                                          $    421,560    $    394,675
           Accrued royalties and sales commissions                                        991,719       1,146,495
           Accrued advertising                                                            897,651       1,559,575
           Accrued consulting                                                           1,673,000       1,673,000
           Other current liabilities                                                    2,444,002       1,353,383
           Liabilities of discontinued operations                                            --           385,011
                                                                                     ------------    ------------
                TOTAL CURRENT LIABILITIES                                               6,427,932       6,512,139
                                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

           Common stock, $.0005 par value; authorized 50,000,000;
                Issued: 16,148,649 and 16,102,670 shares                                    8,074           8,051
           Additional paid-in-capital                                                  32,608,449      32,592,222
           Retained earnings                                                            9,143,130      11,010,703
           Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost              (25,188,159)    (25,188,159)
                                                                                     ------------    ------------
                TOTAL STOCKHOLDERS' EQUITY                                             16,571,494      18,422,817
                                                                                     ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $ 22,999,426    $ 24,934,956
                                                                                     ============    ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 Three Months Ended                      Nine Months Ended
                                                     September 30, 2003  September 30, 2002   September 30, 2003  September 30, 2002
                                                     ------------------  ------------------   ------------------  ------------------

SALES:
     Sales                                                $ 10,573,928       $  8,548,654       $ 26,351,211       $ 18,994,401
     Co-operative advertising promotions                       661,701            714,329          1,243,312          1,121,923
                                                          ------------       ------------       ------------       ------------

NET SALES                                                    9,912,227          7,834,325         25,107,899         17,872,478

LICENSING FEES                                                    --                 --                 --              148,866
                                                          ------------       ------------       ------------       ------------

TOTAL REVENUE                                                9,912,227          7,834,325         25,107,899         18,021,344
                                                          ------------       ------------       ------------       ------------

COST OF SALES                                                5,424,380          4,723,263         14,160,353         10,844,358
                                                          ------------       ------------       ------------       ------------

GROSS PROFIT                                                 4,487,847          3,111,062         10,947,546          7,176,986
                                                          ------------       ------------       ------------       ------------

OPERATING EXPENSES:
      Sales and marketing                                    1,095,486            788,719          3,438,840          2,518,265
      Administration                                         2,046,915          1,987,058          6,800,522          6,237,782
      Research and development                               1,230,245            666,002          2,599,250          1,897,403
                                                          ------------       ------------       ------------       ------------
TOTAL OPERATING EXPENSES                                     4,372,646          3,441,779         12,838,612         10,653,450
                                                          ------------       ------------       ------------       ------------

INCOME (LOSS) FROM OPERATIONS                                  115,201           (330,717)        (1,891,066)        (3,476,464)

INTEREST AND OTHER INCOME                                       18,928             41,864             77,842            117,871
                                                          ------------       ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES          134,129           (288,853)        (1,813,224)        (3,358,593)
                                                          ------------       ------------       ------------       ------------

INCOME TAXES                                                      --                 --                 --                 --
                                                          ------------       ------------       ------------       ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                       134,129           (288,853)        (1,813,224)        (3,358,593)
                                                          ------------       ------------       ------------       ------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                --             (211,542)           (54,349)          (292,790)
                                                          ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                         $    134,129       ($   500,395)      ($ 1,867,573)      ($ 3,651,383)
                                                          ============       ============       ============       ============

Basic earnings per common share:
  Income (loss) from continuing operations                $       0.01       ($      0.03)      ($      0.16)      ($      0.31)
  Loss from discontinued operations                               --                (0.02)              --                (0.03)
                                                          ------------       ------------       ------------       ------------
  Net Income (loss)                                       $       0.01       ($      0.05)      ($      0.16)      ($      0.34)
                                                          ============       ============       ============       ============

Diluted earnings per common share:
  Income (loss) from continuing operations                $       0.01       ($      0.03)      ($      0.16)      ($      0.31)
  Loss from discontinued operations                               --                (0.02)              --                (0.03)
                                                          ------------       ------------       ------------       ------------
  Net Income (loss)                                       $       0.01       ($      0.05)      ($      0.16)      ($      0.34)
                                                          ============       ============       ============       ============

Weighted average common shares outstanding:
      Basic                                                 11,475,746         10,964,597         11,464,105         10,870,393
                                                          ============       ============       ============       ============

      Diluted                                               14,397,286         10,964,597         11,464,105         10,870,393
                                                          ============       ============       ============       ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (Unaudited)

                                                            Nine Months Ended
                                                  September 30, 2003  September 30, 2002
                                                  ------------------  ------------------

NET CASH USED IN OPERATING ACTIVITIES                ($ 1,989,766)     ($ 1,465,160)
                                                     ------------      ------------

INVESTING ACTIVITIES:
  Capital expenditures                                   (410,108)         (432,508)
                                                     ------------      ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                             (410,108)         (432,508)
                                                     ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants           16,250         3,250,000
                                                     ------------      ------------

NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                               16,250         3,250,000
                                                     ------------      ------------

NET CASH PROVIDED BY DISCONTINUED
  OPERATIONS                                              133,714           181,595
                                                     ------------      ------------

NET (DECREASE) INCREASE IN CASH                        (2,249,910)        1,533,927

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                               12,897,080         9,684,305
                                                     ------------      ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                      $ 10,647,170      $ 11,218,232
                                                     ============      ============

                 See accompanying notes to financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley Corporation (WWW.QUIGLEYCO.COM,  the "Company"), organized under the laws of the state of Nevada, is engaged in the development,  manufacturing,  and marketing  of health  and  homeopathic  products  that are being  offered to the general  public,  and the research  and  development  of potential  prescription products. The Company is organized into three business segments, which are, Cold
Remedy, Health and Wellness, and Ethical Pharmaceutical.  For the fiscal periods presented,  the  Company's  revenues  have come from the  Company's  Cold Remedy business segment and the Health and Wellness business segment.

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

In January 2001, the Company formed an Ethical  Pharmaceutical Unit which is now
Quigley Pharma Inc.  ("Pharma"),  a wholly-owned  subsidiary of the Company, the
Ethical  Pharmaceutical  segment,  that is under the  direction of its Executive
Vice President and Chairman of its Medical Advisory Committee.  The formation of
Pharma  follows  the Patent  Office of The  United  States  Commerce  Department
confirming the assignment to the Company of a Patent Application for the "Method
and  Composition  for the Topical  Treatment of Diabetic  Neuropathy"  which was issued and extends  through  March 27, 2021.  The  establishment  of a dedicated
pharmaceutical   subsidiary  may  enable  the  Company  to  diversify  into  the prescription drug market and to ensure safe and effective  distribution of these important  potential new products  currently  under  development.  At this time, three  patents  have been  issued and  assigned to the  Company  resulting  from research activity of Pharma.

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

COLD REMEDY
-----------

Cold-Eeze(R),   a  zinc   gluconate   glycine   formulation   (ZIGG(TM))  is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is sold in lozenge and  sugar-free  tablet form.  During the third quarter of 2003 the Company launched  Cold-EEZE(R) Cold Remedy Nasal Spray and  Kidz-EEZE(TM)  Sore Throat Pop with  Pectin.  The nasal spray  product is a moisturizing nasal spray containing Aloe Vera gel and Zinc Gluconate.

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
Investigational    New   Drug    Application,    a    randomized    double-blind
placebo-controlled  study,  conducted  at Dartmouth  College of Health  Science,
Hanover,  New  Hampshire,  concluded  that the  lozenge  formulation  treatment, initiated within 48 hours of symptom onset,  resulted in a significant reduction in the total duration of the common cold.

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

The Company competes with suppliers varying in range and size in the cold remedy products arena.  Because  Cold-Eeze(R) has been clinically  proven,  it offers a significant  advantage over other suppliers in the over-the-counter  cold remedy market.  The management of the Company believes there should be no impediment on the ability to compete in the marketplace now, or in the immediate future, since factors concerning the product,  such as price,  product quality,  availability, reliability,  credit  terms,  name  recognition,  delivery  and  support are all
properly   positioned.   The  Company  has  several   Broker,   Distributor  and
Representative  Agreements,  both nationally and internationally and the product is distributed  through numerous  independent and chain drug and discount stores throughout the United States.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers complementing its own personnel to represent the Company's over-the-counter products, thereby saving capital and other ongoing expenditures that would otherwise be incurred.

HEALTH AND WELLNESS
-------------------

Darius,  through  Innerlight  Inc.,  its wholly  owned  subsidiary,  is a direct selling company  specializing in the development and distribution of proprietary health  and  wellness  products  primarily  within the  United  States  with the commencement  of  international  business  activity during the second quarter of
2003.  The  Company   develops  and  markets  products  that  are  suitable  for distribution within a direct selling business environment. The products marketed and sold by Darius are herbal  vitamins  and dietary  supplements  for the human condition, in the areas of health, immunity, energy and pain.

Within the framework of a direct selling business environment, the Company sells its  products  through a network  of  independent  representatives,  who are not employees of the Company. These purchases by the distributors may be used for personal  consumption  or used for  resale  to  consumers.  The  representatives receive  compensation  for sales achieved by means of a commission  structure or compensation  plan based on their  product  sales and those of personnel  within their down-line distributor network. As the independent  representatives pay for product in advance of shipments being made, the accounts  receivable balances at any time are negligible.

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

GOODWILL AND INTANGIBLE ASSETS

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months and were fully amortized as of March 2002.  Amortization  costs  incurred for both three months periods were zero,  with the costs for the nine months  periods ended  September
30, 2003 and 2002, having been zero and $21,940, respectively.

As of  September  30, 2003 and  December 31,  2002,  intangible  assets  consist principally  of goodwill.  Goodwill is not amortized but reviewed for impairment
when  events  and  circumstances   indicate  the  carrying  amount  may  not  be
recoverable  or on an annual basis.  In the fourth  quarter of 2002, the Company realized an impairment loss of $296,047  relating to goodwill in CPNP, which was reflected in discontinued operations.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant percentage of sales volume, representing 26% and 27% of sales volume for the three months  periods ended  September 30, 2003 and 2002,  respectively, and 19% for both nine months periods ended September 30, 2003 and 2002.

Customers  comprising the five largest accounts receivable balances  represented
43% and 44% of  total  trade  receivable  balances  at  September  30,  2003 and
December 31, 2002, respectively.  During the three and nine months periods ended
September  30, 2003,  95% and 97% of the  Company's  revenues  originated in the
United States during the respective periods.

The Company uses separate  suppliers to produce  Cold-Eeze(R) in lozenge,  nasal spray and sugar-free tablet form. The Company's revenues are currently generated from the sale of Cold-Eeze(R)  products and the Health and Wellness segment. The lozenge form is manufactured by a third party  manufacturer a significant amount of whose  revenues are from the  Company.  The other forms are  manufactured  by third  parties  that produce a variety of other  products  for other  customers.
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

REVENUE RECOGNITION

Sales are  recognized at the time  ownership and risk of loss is  transferred to the  customer,  which is  primarily  the time the  shipment  is  received by the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical  experience.  Total  revenues  for the three and nine months  periods ended  September 30, 2002 include an amount of zero and $148,866,  respectively, related to licensing  fees,  which was the final  installment as a result of the settlement of the  infringement  suit,  against Gel Tech,  LLC, the developer of
Zicam(TM), and Gum Tech International, Inc., its distributor.

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

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the nine months periods ended  September 30, 2003 and 2002 had been  determined  under  the fair  value  method  of  Statement  of
Financial  Accounting  Standards  (SFAS) No. 123,  "Accounting  for  Stock-Based
Compensation,"  the  Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                       Nine Months           Nine Months
                                          Ended                 Ended
                                    September 30, 2003   September 30, 2002
                                    ------------------   ------------------
Net loss
   As reported                        ($  1,867,573)     ($  3,651,383)
   Compensation expense                        --        ($  1,627,500)
   Pro forma                          ($  1,867,573)     ($  5,278,883)

Basic earnings (loss) per share
   As reported                               ($0.16)            ($0.34)
   Pro forma                                 ($0.16)            ($0.49)
Diluted earnings (loss) per share
   As reported                               ($0.16)            ($0.34)
   Pro forma                                 ($0.16)            ($0.49)

Expense relating to warrants granted to  non-employees  have been  appropriately recorded,  which  have been based on either  fair  values  agreed  upon with the grantees  or fair  values  as  determined  by the  Black-Scholes  pricing  model dependent upon the circumstances relating to the specific grants.

A total of 375,000  stock  options  were granted to employees in the nine months period ended  September 30, 2002 with no such grants having been made during the comparable 2003 period.

ROYALTIES AND COMMISSIONS

The Company  includes  royalties  and founders  commissions  incurred as cost of sales for the Cold Remedy segment and in administration  expenses for the Health and  Wellness  segment  based on  agreement  terms.  Independent  representative commissions  incurred by the Health and Wellness segment are included in cost of sales.  Commission  expense related to independent  brokers  associated with the
Cold Remedy segment is included in administration expenses.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction from sales; and free product, which is accounted for as part of cost of  sales.  Advertising  costs  incurred  for the  three  months  periods  ended
September 30, 2003 and 2002 were  $1,120,256 and $1,324,624,  respectively,  and for the nine months  periods ended  September 30, 2003 and 2002 were  $2,514,575 and  $2,255,989,  respectively.  Included in prepaid  expenses and other current assets was $65,000 and  $236,875 at  September  30, 2003 and  December 31, 2002,
respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures for the three months periods ended September 30, 2003 and 2002 were
$1,230,245  and $666,002,  respectively,  and for the nine months  periods ended
September  30,  2003 and 2002  were  $2,599,250  and  $1,897,403,  respectively.
Principally,  research and  development  costs are related to Pharma's  areas of interest and study costs associated with Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See discussion in Notes to Financial Statements, Note 7
- Income Taxes.

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

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Board of Directors of the Company  completed the sale of the Company's 60% equity  interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP,  the Company  received:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate
registration  statement;   and  (ii)  100,000  shares  of  Suncoast's  Series  A
Redeemable  Preferred  Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time after March 31, 2003 in such amounts as is equal to 50% of the free cash flow reported by Suncoast in the immediately preceding  quarterly  financial  statements  divided by the redemption  price of
$10.00 per share.  The Company owns 19.5% of Suncoast's  issued and  outstanding capital stock valued at $79,365,  representing  the Company's  share of the fair value of  Suncoast  at the time the  transaction  was  recorded,  this amount is included in Other Assets in the Consolidated Balance Sheets. During August 2003,
a  registration  statement  was  filed  but  an  effective  date  has  not  been determined.  The disposal of CPNP was completed in order to allow the Company to focus resources on other activities and clinical research and development.

Sales of CPNP for all periods  commencing on the date of  acquisition on July 1,
2000 up to date of disposal on January 22, 2003, were $5,075,472, cumulative net losses  during  that  period  were  $2,232,620.  The loss  includes an amount of
$633,233  relating to the asset  impairment,  reported in the fourth  quarter of
2002. Revenues of CPNP for the three months periods ended September 30, 2003 and
2002 were zero and $443,574,  respectively, net losses for the same periods were zero and $211,542.  Revenues of CPNP for the nine months periods ended September
30, 2003 and 2002 were $59,824, and $1,643,898, respectively, net losses for the same  periods  were  $54,349  and  $292,790.  Results of CPNP are  presented  as discontinued  operations in the Consolidated Statements of Operations and in the
Consolidated Balance Sheets.

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
Darius (Health and Wellness), whose business is the sale and direct marketing of
a  range  of  health  and  wellness   products,   and  Quigley  Pharma  (Ethical
Pharmaceutical),  currently  involved in research  and  development  activity to develop potential pharmaceutical products.

As discussed in Notes to Financial Statements, Note 3 - Discontinued Operations,
the Company disposed of its Sun-care and Skincare segment in January 2003.

Financial information relating to 2003 and 2002 operations, by business segment, follows:

----------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS             Cold                               Ethical
 ENDED SEPTEMBER 30,            Remedy         Health and       Pharmaceutical      Corporate and
       2003                    Products         Wellness            Products            Other               Total
----------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                   $4,614,554        $5,297,673              -                  -               $9,912,227
Segment operating
 profit (loss)                 $460,438          $500,357          ($845,594)             -                 $115,201
----------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE                Cold                               Ethical
NINE MONTHS ENDED               Remedy         Health and       Pharmaceutical      Corporate and
SEPTEMBER 30, 2003             Products         Wellness            Products            Other               Total
----------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                   $9,434,316       $15,673,583              -                  -              $25,107,899
Segment operating
 profit (loss)               (1,540,584)        1,737,129        ($2,087,611)             -               (1,891,066)
Total Assets                $21,303,599        $2,864,338              -           ($1,168,511)          $22,999,426

                                      -13-

----------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS             Cold                               Ethical
ENDED SEPTEMBER 30,             Remedy         Health and       Pharmaceutical      Corporate and
     2002                      Products         Wellness            Products            Other               Total
----------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                   $3,524,663        $4,309,662              -                  -              $7,834,325
Licensing fees                   -                 -                   -                  -                 -
Segment operating
 profit (loss)                ($384,056)         $509,656          ($470,682)         $14,365             ($330,717)

----------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE                Cold                               Ethical
NINE MONTHS ENDED               Remedy         Health and       Pharmaceutical      Corporate and
SEPTEMBER 30, 2002             Products         Wellness            Products            Other               Total
----------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                   $7,268,302       $10,604,176              -                  -             $17,872,478
Licensing fees                  148,866            -                   -                  -                 148,866
Segment operating
 profit (loss)              ($3,329,161)         $931,248         ($1,119,163)        $40,612           ($3,476,464)

----------------------------------------------------------------------------------------------------------------------
                                 Cold                               Ethical
      AS OF                     Remedy         Health and       Pharmaceutical      Corporate and
DECEMBER 31, 2002              Products         Wellness            Products            Other               Total
----------------------------------------------------------------------------------------------------------------------

Total Assets                 $26,223,476       $1,401,867              -             ($2,690,387)       $24,934,956

NOTE 5 - OTHER CURRENT LIABILITIES

Other current  liabilities of the Company at September 30, 2003 and December 31,
2002 were  $2,444,002 and  $1,353,383,  respectively.  The 2003 amount  included balances relating to sales tax accruals and research and development accruals of approximately $562,000 and $798,000, respectively.

NOTE 6 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
September  30,  2003,  4,159,191  shares  have  been  repurchased  at a cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2002 or 2003 to date.

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

On December 7, 2002, Forrester commenced an action by a Writ of Summons filed in the Court of Common Pleas of Bucks County,  PA against The Quigley  Corporation.
No Complaint  was filed  detailing  the claim of  Forrester  against The Quigley
Corporation.  This action was terminated  with prejudice by Forrester as part of its agreement with The Quigley  Corporation on February 2, 2003 whereby  certain warrants  that were  scheduled to expire on March 7, 2003 were extended to March
7, 2004  (warrants  to purchase  250,000  shares at $8.50;  warrants to purchase
250,000  shares  at  $11.50)  are no longer  cancelable  by the  Company.  As an additional  part of this agreement,  Forrester was granted  warrants to purchase
250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.

Pursuant to an agreement  dated  February 2, 2003,  the Company  entered into an
Amended and Restated Warrant Agreement (the "Amended Agreement") with Forrester.
As a result of this Amended  Agreement the Company  recorded a further  non-cash charge of $1,400,000 in the fourth quarter of 2002, amounting to a total expense
of  $2,100,000,   classified  as  administrative  expense  in  the  Consolidated
Statement  of   Operations,   relating  to  this  warrant   agreement  in  2002.
Additionally,  $1,673,000  is reflected in the  Consolidated  Balance  Sheets at
September  30, 2003 and  December 31, 2002,  which  represents  the value of the unexercised warrants.

At September 30, 2003,  there were 4,462,500  unexercised  and vested option and warrants of the Company's stock available for exercise.

NOTE 7 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,889,397 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $42,800,364  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
$16.2 million for federal  purposes,  of which $3.5 million will expire in 2019,
$4.0 million in 2020, $8.7 million in 2022 and $16.2 million for state purposes, of which $9.7  million  will  expire in 2009,  $3.0  million  in 2010,  and $3.5 million in 2012. Until sufficient  taxable income to offset the temporary timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                    Three Months Ended        Nine Months Ended          Three Months Ended         Nine Months Ended
                    September 30, 2003        September 30, 2003         September 30, 2002         September 30, 2002

                   Income  Shares    EPS     Loss    Shares    EPS     Loss   Shares    EPS        Loss   Shares     EPS
                   -------------------------------------------------------------------------------------------------------

Basic EPS          $  0.1   11.5   $ 0.01   ($ 1.8)   11.5   ($0.16)  ($ 0.3)   11.0   ($0.03)    ($3.4)   10.9    ($0.31)
Dilutives:
Options/Warrants      --     2.9      --        --     --       --       --       --      --        --      --      --
                   -------------------------------------------------------------------------------------------------------

Diluted EPS        $  0.1   14.4   $ 0.01   ($ 1.8)   11.5   ($0.16)  ($ 0.3)   11.0   ($0.03)    ($3.4)   10.9    ($0.31)
                   =======================================================================================================

Options and warrants  outstanding  at September 30, 2003 and 2002 were 4,462,500 and  4,160,500,  respectively.  They were not  included  in the  computation  of diluted  earnings  for periods  reporting  losses  because  the effect  would be anti-dilutive.

NOTE 9 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley Corporation, or are related to a major stockholder, officer and director of the Company. Commissions and other items expensed under such arrangements for the three  months  ended  September  30,  2003 and 2002  were  zero and  $4,454, respectively,  the amounts for the nine months ended September 30, 2003 and 2002 were zero and $37,979,  respectively,  and are included in sales and  marketing, and administration  expense  classifications  in the Consolidated  Statements of
Operations.  Amounts  payable  under such  agreements  at September 30, 2003 and
December 31, 2002 were zero.

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers,  directors and stockholders of the Company, was  entered  into  on June 1,  1995.  The  founders,  in  consideration  of the acquisition  of the  Cold-Eeze(R)  cold  therapy  product,  are to share a total commission of five percent (5%), on sales  collected,  less certain  deductions, until the  termination  of this  agreement on May 31, 2005.  The amounts paid or payable for the three months  periods  ended  September  30, 2003 and 2002 under such founder's commission  agreements were $269,272 and $165,107,  respectively, the amounts for the nine months  periods ended  September 30, 2003 and 2002 were
$495,297  and  $351,110,  respectively,  such expense is included in the cost of sales  classification  in the  Consolidated  Statements of  Operations.  Amounts
payable  under such  agreements at September 30, 2003 and December 31, 2002 were
$199,017 and $301,695 respectively, and are represented in the accrued royalties and sales commission classification in the Consolidated Balance Sheets.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer. Fees amounting to $92,250 and $76,007, respectively, have been paid to a related entity during the three months periods ended September 30, 2003 and 2002,  respectively,  to assist with the regulatory aspects  of  obtaining  such  licenses  and are  included  in the  research  and development expense classification in the Consolidated Statements of Operations.
Corresponding  amounts paid during the nine months  periods ended  September 30,
2003 and 2002, were $276,750 and $217,000, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company  resulted in rent expense for the three months  periods ended  September
30, 2003 and 2002 of $55,570 and $76,706,  respectively,  with such expenses for the nine months  periods  ended  September  30,  2003 and 2002 of  $163,950  and
$169,263,  respectively.  The  future  minimum  lease  obligations  under  these operating  leases are  approximately  $436,000.  The Company is a guarantor of a lease for a former  subsidiary.  The lease extends for a period of approximately three years, the maximum amount of future payments the Company could be required to make under the guarantee is approximately $250,000.

The Company has  committed to  advertising  and research and  development  costs approximating  $3,600,000 relating to 2003 and 2004. Additional  advertising and research and development  costs are expected to be incurred for the remainder of
2003 and during 2004.

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

The expenses for the respective periods relating to such agreements  amounted to
$361,071 and $330,214 for the three months periods ended  September 30, 2003 and
2002, respectively, the corresponding expenses for the nine months periods ended
September 30, 2003 and 2002 were $813,130 and  $738,220,  respectively.  Amounts accrued for these  expenses at  September  30, 2003 and  December  31, 2002 were
$338,898 and $553,698, respectively.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement during the three months periods ended September 30, 2003 and 2002 were
$222,097 and  $181,491,  respectively,  the amounts  relating to the nine months
periods  ended   September  30,  2003  and  2002  were  $662,266  and  $478,817, respectively.  Amounts  payable  under such  agreement at September 30, 2003 and
December 31, 2002 were $74,519 and $63,866, respectively.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to utilizing a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent  holder a two percent royalty  on  net  sales  of  nasal  spray  products,  less  certain  deductions, throughout  the term of this  agreement,  expiring  no later  than  April  2014.
Amounts paid or payable under such agreement  during the nine month period ended
September 30, 2003 were $13,537,  with zero in the 2002  comparable  period.  No amounts  relating to this  agreement  were accrued or payable at  September  30,
2003.

On August 1, 2003, an action was filed with the American Arbitration Association by Mike Foran  against  Innerlight,  Inc., a wholly owned  subsidiary  of Darius
International, Inc. which is a wholly owned subsidiary of the Corporation. Foran was terminated as an independent representative by Innerlight, Inc. in December,
2002.  Foran  claims that he is  entitled to  commissions  and  payments  for an unspecified time from his termination in the amount of $10 million.  On November
3rd  Mike  Foran  submitted  an  Amended  Claim  to  the  American   Arbitration
Association adding Darius International,  Inc. and the Corporation as additional party  defendants to the action  commenced on August 1, 2003 before the American
Arbitration Association.

On November 6th an action was commenced by The Quigley Corporation,  Innerlight,
Inc.,  and Darius  International,  Inc.  against Mike Foran in the United States
District Court for the District of Utah, Central Division, seeking a declaratory judgment that The Quigley  Corporation and Darius  International are not parties to any  arbitration  agreement  with  Mike  Foran  and may not be  compelled  to arbitrate  defendant's  claims  against  them in  arbitration.  The action  also requests an  injunction  against Mike Foran  enjoining  the  arbitration,  and a declaratory judgment that Innerlight properly terminated the agreement with Mike
Foran and does not owe any  further  commissions  or other  compensation  to him under its agreement with him.

The  Corporation  believes  Foran's  claims are without  merit and is vigorously defending the claims. No assessment can be made as to the outcome of this action at this time.

An action was filed by Intervention, Inc. on July 2, 2002 in Contra Costa County
Superior  Court  under the  California  Unfair  Competition  Law,  Business  and
Professions Code, Section 17200. The Complaint claims that COLD-EEZE(R) does not contain  ionic zinc and therefore  does not have the unique  quality the Company asserts for it. The  Complaint  purports to attack The  Cleveland  Clinic  Study titled Zinc  Gluconate  Lozenges for Treating the Common Cold and the  Dartmouth
Study,  Zinc  Gluconate and The Common Cold, A Controlled  Clinical  Study.  The
plaintiff  claims  that  the  Dartmouth  Study  is not  double-blind  and is not randomized.  The plaintiff also claims that The Cleveland Clinic Study is untrue and deceptive  because it did not conclude that patients  "starting  treatments"
with zinc had a 42% reduction in duration of the common cold and, also,  because the 42%  reduction in common cold duration is not a reference to average of cold duration but rather is a reference to the reduction in median duration. There is also a claim by the plaintiff that there is an implied claim that the results in the studies have been confirmed by repetition which plaintiff contests.

On the 3rd day of July, 2003, the Contra Costa County Superior Court upon Motion of The  Quigley  Corporation  issued a Summary  Judgment in favor of The Quigley
Corporation.  On October  24,  2003,  Intervention  Inc.  filed an appeal to the
California  Court of Appeals  from the Summary  Judgment  issued in favor of The
Quigley  Corporation.  The Corporation  believes that Intervention Inc.'s claims are without merit and is vigorously  defending the claims.  No assessment can be made to the outcome of this action at this time.

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

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

FIN 46 WHICH CLARIFIES THE APPLICATION OF ACCOUNTING  RESEARCH  BULLETIN NO. 51,
"CONSOLIDATED FINANCIAL STATEMENTS,"

In January  2003,  the FASB issued FIN 46 which  clarifies  the  application  of
Accounting  Research Bulletin No. 51,  "Consolidated  Financial  Statements," to
certain entities in which equity investors do not have the  characteristics of a controlling  financial interest or do not have sufficient equity at risk for the entity to finance  its  activities  without  additional  subordinated  financial support from other parties. The disclosure  requirements of FIN 46 are effective for financial  statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are  applicable  immediately  to new variable  interests in variable  interest  entities  created  after  January 31,  2003.  For a variable interest in a variable  interest  entity  created  before  February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual  reporting  period beginning after June
15,  2003.  The  Company  has  determined  that it does not  have  any  variable interests in any variable interest entities.  Therefore,  the adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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

150 are effective for financial  instruments  entered into or modified after May
31, 2003,  and  otherwise is  effective  at the  beginning of the first  interim period  beginning after June 15, 2003. The Company believes that the adoption of
SFAS No.  150 did not have an impact on its  financial  position  or  results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

FORWARD-LOOKING STATEMENTS

In addition to  historical  information,  this Report  contains  forward-looking statements.  These  forward-looking  statements are subject to certain risks and uncertainties  that could cause actual results to differ  materially  from those reflected in these forward-looking  statements.  Factors that might cause such a difference include,  but are not limited to, management of growth,  competition, pricing pressures on the Company's product, industry growth and general economic conditions.  Readers  are  cautioned  not  to  place  undue  reliance  on  these forward-looking  statements,  which reflect management's opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.  Readers should carefully review the risk factors described in other documents the Company files from time to time with the  Securities  and  Exchange  Commission.  The  Quigley
Corporation makes no representation  that the US Food and Drug Administration or any other regulatory  agency will grant an  Investigational  New Drug ("IND") or take any other  action to allow its  formulations  to be  studied  or  marketed.
Furthermore,  no claim is made that potential medicine discussed herein is safe, effective, or approved by the Food and Drug Administration.

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

The Company's primary Cold Remedy product continues to be Cold-Eeze(R), which is marketed in lozenge, nasal spray and sugar-free tablet form. Cold-Eeze(R) is the only zinc gluconate  glycine  lozenge  product  clinically  proven in two double blind studies to reduce the severity and duration of common cold  symptoms.  The efficacy of the lozenge was established  following the publication of the second double blind study in July 1996. A 2002 retrospective  study also found that the use of the Cold-Eeze(R) lozenge to treat a cold statistically reduced the use of antibiotics for respiratory  illnesses by 92% when  Cold-Eeze(R) is administered as a  first  line  treatment  approach  to the  common  cold.  This  study  also reinforces the original clinical trials,  concluding that  Cold-Eeze(R)  reduces the  median  duration  of a  cold  by  four  days  along  with  suggesting  that
Cold-Eeze(R) is an effective means of preventing the common cold.

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

Cold-Eeze(R)  is  distributed  through  numerous  independent,  chain  drug  and discount stores throughout the United States. The Company reports increased cold remedy revenues during 2003 compared to 2002 of 27.2%. This increase in revenues is attributable to successful product bonus programs during the current and past cold season that have been well received by the trade, increased strategic media
advertising,   continued   support  of  the  product  at  retail  level  through
co-operative  advertising  activities with the trade and attention to the market place through the outsourced nationwide brokerage network under the direction of the  Company's  internal  sales and  marketing  team.  In  addition  the Company launched the Cold-EEZE(R) Cold Remedy Nasal Spray and Kidz-EEZE(TM)  Sore Throat
Pop during the third quarter 2003.

Revenues  relating  to Darius  International  Inc.  ("Darius"),  the  Health and
Wellness segment, increased in 2003 compared to 2002 by 47.8%. This increase was
due  to  ongoing  increases  in  the  number  of  independent   representatives.
Additionally,  the Company  commenced  international  sales activity  during the

latter  part  of  the  first   quarter  of  2003  with  year  to  date  revenues
approximating  $700,000.  The  Company  is  planning  to pursue  this  marketing
opportunity.   This  business  segment  has  been  effective  in  balancing  the seasonality of the Cold Remedy segment and producing a more  consistent  revenue source throughout the fiscal year.

The  establishment  of  a  pharmaceutical   subsidiary,   Quigley  Pharma  Inc.,
("Pharma"), Ethical Pharmaceutical, may enable the Company to diversify into the prescription drug market and ensure safe and effective distribution of important
potential  new  products  currently  under  development.   During  2003,  Pharma
continued  clinical  trials and study  activities  in various areas of interest.
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
The lozenge form is  manufactured by a third party  manufacturer,  a significant part of this manufacturer's  revenues are from the Company, with the sugar-free, nasal spray,  sore throat and health and  wellness  products  being  produced by different manufacturers.

During the first nine months of 2003,  the Company  continued the process of the registration  of the  Cold-Eeze(R)  products in the United Kingdom as a pharmacy drug and incurred  approximately $286,949 in related expenses and is included in the research and development expense classification.

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

FIN 46 WHICH CLARIFIES THE APPLICATION OF ACCOUNTING  RESEARCH  BULLETIN NO. 51,
"CONSOLIDATED FINANCIAL STATEMENTS,"

In January  2003,  the FASB issued FIN 46 which  clarifies  the  application  of
Accounting  Research Bulletin No. 51,  "Consolidated  Financial  Statements," to
certain entities in which equity investors do not have the  characteristics of a controlling  financial interest or do not have sufficient equity at risk for the entity to finance  its  activities  without  additional  subordinated  financial support from other parties. The disclosure  requirements of FIN 46 are effective for financial  statements issued after January 31, 2003. The initial recognition provisions of FIN 46 are  applicable  immediately  to new variable  interests in variable  interest  entities  created  after  January 31,  2003.  For a variable interest in a variable  interest  entity  created  before  February 1, 2003, the initial recognition provisions of FIN 46 are to be implemented no later than the beginning of the first interim or annual  reporting  period beginning after June
15,  2003.  The  Company  has  determined  that it does not  have  any  variable interests in any variable interest entities.  Therefore,  the adoption of FIN 46 did not have a material impact on the Company's financial position or results of operations.

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
150 are effective for financial  instruments  entered into or modified after May
31, 2003,  and  otherwise is  effective  at the  beginning of the first  interim period  beginning after June 15, 2003. The Company believes that the adoption of
SFAS No.  150 did not have an impact on its  financial  position  or  results of
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
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales; and bonus product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred for the three months  periods ended  September 30, 2003 and 2002 were  $1,120,256 and  $1,324,624,  the expense for the nine months periods ended
September 30, 2003 and 2002 were $2,514,575 and $2,255,989,  respectively.  This expense item increased in the 2003 nine month reporting  period due to strategic media  advertising  in addition to other trade related  methods of  advertising,

necessary to promote and support the Cold-Eeze(R)  product.  Included in prepaid expenses and other current assets was $65,000 and $236,875 at September 30, 2003 and December 31, 2002, respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures for the three months periods ended September 30, 2003 and 2002 were
$1,230,245 and $666,002, respectively, expense for the nine months periods ended
September  30,  2003 and 2002  were  $2,599,250  and  $1,897,403,  respectively.
Principally,  research and  development  is part of the product  research  costs related to Pharma and study costs associated with Cold-Eeze(R).  Expenditure for
2003 also includes study costs relating to Cold-EEZE(R) Cold Remedy Nasal Spray.
Pharma is currently  involved in research  activity that is expected to increase significantly over time as product research and testing progresses.  The Company is at the initial stages of what may be a lengthy  process to develop  potential commercial prescription products.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SAME PERIOD 2002

Revenues for the three months ended September 30, 2003 were $9,912,227  compared to $7,834,325  for 2002,  reflecting  an increase of 26.5% in 2003.  Revenues in
2003  comprised  $4,614,554  relating to the Cold Remedy  segment and $5,297,673 from the Health and Wellness  segment,  compared to 2002  revenues of $3,524,663 and  $4,309,662,  by  respective  segment.  Cold Remedy  segment  revenues  have increased in 2003 resulting from successful  product bonus  promotion  campaigns during the current and past cold season,  increased strategic media advertising,
continued  support  of  the  products  at  retail  level  through   co-operative
advertising  activities  with the  customer  and  revised  packaging  making the product more prominent in the marketplace, along with the launch of Cold-EEZE(R)
Cold  Remedy  Nasal  Spray and  Kidz-EEZE(TM)  Sore Throat Pops during the third quarter 2003.  Independent  data  indicates  increasing  consumer  awareness and consumption  of the  Cold-Eeze(R)  products.  The  Health and  Wellness  segment reported increased sales in 2003 of 22.9%. This segment has grown  significantly due to increasing numbers of active independent  representatives and the ability of the Company to make  available  to  consumers  products  suitable  for direct selling distribution methods. During the quarter the Health and Wellness segment recorded  $478,378  in  international  sales due to the  commencement  of direct selling  activity  outside  North  America  during the latter  part of the first quarter of 2003. The performance of the Health and Wellness segment has resulted in relative  equalization  of revenues  during the fiscal year rather than being influenced by the seasonal nature of the Cold Remedy segment.

Cost of sales for 2003 as a percentage of sales was 51.3%, compared to 55.3% for
2002. The decrease in the cost of sales  percentage in 2003 was primarily due to the reduced  cost of the 2003  product  bonus  program  compared to the previous year's Buy One Get One free promotion,  a  significantly  reduced royalty charge associated with Cold-EEZE(R) Cold Remedy Nasal Spray and the Kidz-EEZE(TM)  Sore
Throat Pop, both of which  commenced  shipping to the trade in the third quarter
2003.  Additional  costs  savings were achieved in 2003  resulting  from reduced procurement  costs of product  associated  with the Health and Wellness  segment together with  fluctuations  in the payout rates of  commissions  to independent representatives consistent with dynamics of a direct selling organization.

Selling,  general and administrative  expenses for 2003 were $3,142,401 compared to $2,775,777 in 2002. The increase in 2003 was primarily due to increased media advertising  related to the Cold  Remedy  segment  together  with  increases  in variable costs  associated  with increased  revenues  achieved by the Health and
Wellness segment in 2003.

Research and  development  costs in 2003 and 2002 were  $1,230,245 and $666,002, respectively.  Research and development study costs related to Quigley Pharma in the 2003 period were  $635,911  compared  to  $403,411  in the  comparable  2002 reporting period reflecting  continued  research and study costs associated with the Ethical  Pharmaceutical segment and the remainder for each respective period relating to a new product of the Cold Remedy segment.

During 2003,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$2,069,689 (47.3%) of the total operating expenses of $4,372,646, an increase of
16.4% over the 2002 amount of $1,778,053  (51.7%) of total operating expenses of
$3,441,779.  The selling,  general and administrative expenses related to health and  wellness  for 2003 and 2002 were  $1,331,248  and  $797,515,  respectively, reflecting  increased  expenditure in 2003 necessary to support the  significant revenue  growth of this  segment.  Operating  expenses  overall  have  increased between the periods for reasons stated earlier.

Revenues of CPNP  (discontinued  operations)  for the three months periods ended
September 30, 2003 and 2002 were zero and $443,574, respectively, net losses for the same periods were zero and $211,542.  The results of CPNP are represented as discontinued operations in the Statements of Operations and Balance Sheets.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED WITH SAME PERIOD 2002

Revenues for 2003 were $25,107,899 compared to $18,021,344 for 2002,  reflecting an increase of 39.3% in 2003. Revenues in 2003 comprised  $9,434,316 relating to the Cold Remedy segment and  $15,673,583  from the Health and Wellness  segment, compared to 2002 revenues of $7,417,168 and $10,604,176,  by respective segment.
The Cold Remedy and Health and Wellness  segments report an increase in revenues of 27.2% and  47.8%,  respectively,  between  the  years.  The 2002 Cold  Remedy segment  revenues  included an amount for licensing fees of $148,866 as a result of the settlement of the infringement  suit against Gel Tech, LLC, the developer of Zicam(TM),  and Gum Tech International,  Inc., its distributor as compared to zero in 2003. The reported increase in the Cold Remedy segment revenues reflects increased  strategic  media  advertising,  successful  product  bonus  programs, continued co-operative advertising programs with the trade along with the launch of  Cold-EEZE(R)  Cold  Remedy  Nasal Spray and  Kidz-EEZE(TM)  Sore Throat Pops
during the third  quarter  2003.  The direct sales  Health and Wellness  segment continues  to recruit  active  independent  representatives  with the  Company's strategy to provide the independent representatives with products appropriate to a direct selling organization that the consumer will find beneficial.

Cost of sales for 2003 as a percentage of sales was 53.7%, compared to 57.1% for
2002.  The 2003 decrease is primarily due reduced  royalty costs  resulting from the launch of Cold-EEZE(R) Cold Remedy Nasal Spray and Kidz-EEZE(TM) Sore Throat
Pop on  which a  lesser  royalty  percentage  is  payable  compared  to the zinc gluconate glycine products, also 2003 royalty costs have been further reduced on the zinc gloconate glycine products due to the expiration of the royalty payable to the patent holder of 3% of sales  collected  which expired in 2002.  The 2002 costs also included inventory  obsolescence  charges  approximating  $350,000 or
1.8% of sales.  The cost of sales of the Health and  Wellness  segment  has also decreased in 2003 as a result of reductions in product procurement costs.

Selling,  general and administrative expenses for 2003 were $10,239,362 compared to $8,756,047 in 2002.  Expenditures  were higher in 2003 due to increased media advertising  related to the Cold-Eeze(R)  product of $519,542,  costs related to the Health and  Wellness  segment  increased by  $1,482,819  between the periods necessary to support a revenue  increase of 47.8% largely due to variable  costs directly  correlated to revenue  activity.  Stock  promotion costs were lower in
2003 due to a $700,000  non-cash  charge in 2002  resulting from the granting of warrants in consideration for consulting services.

Research and development  costs in 2003 and 2002 were $2,599,250 and $1,897,403, respectively.  Research and Development study costs related to the activities of
Quigley Pharma increased by $592,007 between the years, with spending in 2003 on
Cold-Eeze(R) clinical assignments involving the lozenge and nasal spray forms of the product remaining relatively constant compared to 2002.

During 2003,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$6,752,633 (52.6%) of the total operating  expenses of $12,838,612,  an increase of 13.5% over the 2002 amount of $5,947,481  (55.8%) of total operating expenses of $10,653,450.  The selling,  general and  administrative  expenses  related to
health  and  wellness  for  2003  and  2002  were   $3,591,914  and  $2,109,095,
respectively.  The  increase  in the  health and  wellness  costs  reflects  the variable  nature of the  underlying  costs of this segment  relative to revenue.
Operating expenses overall have increased between the periods for reasons stated
earlier.

Revenues of CPNP  (discontinued  operations)  for the nine months  periods ended
September  30, 2003 and 2002 were $59,824,  and  $1,643,898,  respectively,  net losses for the same periods were $54,349 and  $292,790.  The results of CPNP are represented  as  discontinued  operations in the  Statements  of Operations  and
Balance Sheets.

Total  assets of the Company at  September  30, 2003 and  December 31, 2002 were
$22,999,426  and  $24,934,956,   respectively.   Working  capital  decreased  by
$1,901,687  to  $14,062,262  at September  30, 2003.  The primary  influences on working  capital during the first nine months of 2003 were: the decrease in cash balances  $2,249,910,  the increase in accounts  receivable  of $412,153 and the decrease in current  liabilities of $84,207.  The movements in the balance sheet are  largely  the  result  of the  seasonal  nature of the Cold  Remedy  segment together with the cash characteristics of the Health and Wellness segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $14,062,262 and $15,963,949 at September 30,
2003 and December 31,2002, respectively. Changes in working capital overall have
been  primarily  due  to  the  following  items:  cash  balances   decreased  by
$2,249,910;   accounts   receivable   increased  by  $412,153  due  to  seasonal
fluctuations;  accrued  advertising has decreased by $661,924 as a result of the seasonality of the cold remedy products and related media advertising; royalties
and  sales  commissions   liabilities  decreased  by  $154,776  related  to  the
cold-season cycle; and other current liabilities increased by $1,090,619.  Total cash balances at September 30, 2003 were $10,647,170  compared to $12,897,080 at
December 31,  2002,  the  reduction in cash was due to the  movements in working capital and the 2003 net loss of $1,867,573.

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 1. LEGAL PROCEEDINGS

                        MIKE FORAN VS. INNERLIGHT, INC.,
                         DARIUS INTERNATIONAL, INC., AND
                             THE QUIGLEY CORPORATION

On August 1, 2003, an action was filed with the American Arbitration Association by Mike Foran  against  Innerlight,  Inc., a wholly owned  subsidiary  of Darius
International, Inc. which is a wholly owned subsidiary of the Corporation. Foran was terminated as an independent representative by Innerlight, Inc. in December,
2002.  Foran  claims that he is  entitled to  commissions  and  payments  for an unspecified time from his termination in the amount of $10 million.  On November
3rd  Mike  Foran  submitted  an  Amended  Claim  to  the  American   Arbitration
Association adding Darius International,  Inc. and the Corporation as additional party  defendants to the action  commenced on August 1, 2003 before the American
Arbitration Association.

On  November  6,  2003,  an action was  commenced  by The  Quigley  Corporation,
Innerlight,  Inc.,  and Darius  International,  Inc.  against  Mike Foran in the
United States District Court for the District of Utah, Central Division, seeking a declaratory judgment that The Quigley Corporation and Darius International are not  parties  to any  arbitration  agreement  with  Mike  Foran  and  may not be compelled to arbitrate  defendant's  claims  against  them in  arbitration.  The action also requests an injunction against Mike Foran enjoining the arbitration, and a declaratory  judgment that  Innerlight  properly  terminated the agreement with Mike Foran and does not owe any further  commissions or other  compensation to him under its agreement with him.

The  Corporation  believes  Foran's  claims are without  merit and is vigorously defending the claims. No assessment can be made as to the outcome of this action at this time.

                               INTERVENTION, INC.

An action was filed by Intervention, Inc. on July 2, 2002 in Contra Costa County
Superior  Court  under the  California  Unfair  Competition  Law,  Business  and
Professions Code, Section 17200. The Complaint claims that COLD-EEZE(R) does not contain  ionic zinc and therefore  does not have the unique  quality the Company asserts for it. The  Complaint  purports to attack The  Cleveland  Clinic  Study titled Zinc  Gluconate  Lozenges for Treating the Common Cold and the  Dartmouth
Study,  Zinc  Gluconate and The Common Cold, A Controlled  Clinical  Study.  The
plaintiff  claims  that  the  Dartmouth  Study  is not  double-blind  and is not randomized.  The plaintiff also claims that The Cleveland Clinic Study is untrue and deceptive  because it did not conclude that patients  "starting  treatments"
with zinc had a 42% reduction in duration of the common cold and, also,  because the 42%  reduction in common cold duration is not a reference to average of cold duration but rather is a reference to the reduction in median duration. There is also a claim by the plaintiff that there is an implied claim that the results in the studies have been confirmed by repetition which plaintiff contests.

On the 3rd day of July, 2003, the Contra Costa County Superior Court upon Motion of The  Quigley  Corporation  issued a Summary  Judgment in favor of The Quigley
Corporation.  On October  24,  2003,  Intervention  Inc.  filed an appeal to the
California  Court of Appeals  from the Summary  Judgment  issued in favor of The
Quigley  Corporation.  The Corporation  believes that Intervention Inc.'s claims are without merit and is vigorously  defending the claims.  No assessment can be made to the outcome of this action at this time.

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
      (3)   32.1   Certification  by the Chief  Executive  Officer  Pursuant  to
                   Section 906 of the Sarbanes-Oxley Act of 2002
      (4)   32.2   Certification  by the Chief  Financial  Officer  Pursuant  to
                   Section 906 of the Sarbanes-Oxley Act of 2002

(b)   The Company reported under:

          Item 9.  Regulation FD Disclosure

                   On July 24,  2003,  The  Quigley  Corporation  announced  its results for the quarter ended June 30, 2003. The  information on Form 8-K was furnished  pursuant to Item 12 of Form 8-K as directed by the U.S.  Securities  and Exchange  Commission in
                   Release No. 34-47583.

          There  were no other  Current  Reports  on Form 8-K filed  during  the quarter ended September 30, 2003.

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

Date: November 10, 2003

