Form 10-K
period 2003-12-31
QUIGLEY CORP
filed 2004-04-01
CIK 868278

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the Fiscal year ended December 31, 2003

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
                                                               ($.0005 PAR
                                                               VALUE) COMMON
                                                               SHARE PURCHASE
                                                               RIGHTS

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing
requirements for the past 90 days. |X| Yes |_| No

Indicate by the check mark if disclosure of delinquent  filers  pursuant to Item
405 of Regulation S-X is not contained herein, and will not be contained, to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by  reference in Part III of this Form 10-K or any  amendments  to
this Form 10-K. |_|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates  was $59,305,107 as of June 30, 2003,  based on the closing price of the common stock on the Nasdaq National Stock Market.

Number of shares of each of the  Registrant's  classes of securities (all of one class  of  $.0005  par  value  Common  Stock)  outstanding  on March  12,  2004:
11,512,755.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated by reference in this Report on Form 10-K:

1.    Information  set  forth  in Part III of this  report  is  incorporated  by reference  from the  Registrant's  Proxy  Statement  for the  2004  Annual
      Meeting of Stockholders.

                  THE EXHIBIT INDEX IS LOCATED ON PAGES 23-24.

                                TABLE OF CONTENTS

Part I                                                                     Page
                                                                           ----

     Item   1.    Description of Business                                 3 - 10

            2.    Description of Properties                                   10

            3.    Legal Proceedings                                      10 - 12

            4.    Submission of Matters to a Vote by Security Holders         12

Part II

            5.    Market for the Company's Common Equity and Related
                     Stockholder Matters                                 12 - 13

            6.    Selected Financial Data                                     14

            7.    Management's Discussion and Analysis of Results of
                     Operations and Financial Condition                  15 - 20

            7A.   Quantitative and Qualitative Disclosure About Market
                     Risk                                                     20

            8.    Financial Statements                                        21

            9.    Change in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      22

            9A.   Controls and Procedures                                     22

Part III

            10.   Directors and Executive Officers of the Registrant          22

            11.   Executive Compensation                                      22

            12.   Security Ownership of Certain Beneficial
                     Owners and Management                                    22

            13.   Certain Relationships and Related Transactions              22

            14.   Principal Accountant Fees and Services                      22

Part IV
            15.   Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                         23 - 24

Signatures                                                                    25

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

CERTAIN RISK FACTORS

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
Additionally,  data that demonstrates activity or effectiveness in animals or in vitro tests do not necessarily mean the formula test compound, referenced herein will be effective in humans.  Safety and effectiveness in humans will have to be demonstrated  by means of adequate and well controlled  clinical  studies before the clinical  significance of the formula test compound is known. Readers should carefully  review the risk factors  described in other sections of the filing as well as in  other  documents  the  Company  files  from  time to time  with  the
Securities and Exchange Commission.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

The  Quigley  Corporation  (WWW.QUIGLEYCO.COM,  hereinafter  referred  to as the
"Company")  is a Nevada  corporation  which was organized on August 24, 1989 and commenced business operations in October 1989.

The  Company's  business is the  manufacture  and  distribution  of  cold-remedy products to the consumer through the over-the-counter market place together with the sale of proprietary  health and wellness products through its direct selling subsidiary.  The Company's key product  Cold-Eeze(R),  a zinc gluconate  glycine lozenge,  is proven in two double-blind  clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-Eeze(R) is now an established product in the health care and cold-remedy market.

Darius International Inc., ("Darius"), the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through a network  of  independent  distributors.
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

In January 2001, the Company formed an Ethical  Pharmaceutical Unit, Pharma, the
Ethical  Pharmaceutical  segment,  that is under the  direction of its Executive
Vice President and Chairman of its Medical Advisory Committee.  The formation of
Pharma  follows  the Patent  Office of The  United  States  Commerce  Department
confirming the assignment to the Company of a Patent Application for the "Method
and  Composition  for the Topical  Treatment of Diabetic  Neuropathy"  which was issued and extends through  December 21, 2020. The  establishment of a dedicated
pharmaceutical   subsidiary  may  enable  the  Company  to  diversify  into  the prescription drug market and to ensure safe and effective  distribution of these important  potential new products  currently  under  development.  At this time, three  patents  have been  issued and  assigned to the  Company  resulting  from research activity of Pharma.

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

Since  June  1996,  the  cold-remedy   segment  has  concentrated  its  business
operations on the  manufacturing,  marketing and  development of its proprietary
Cold-Eeze(R)  cold-remedy lozenge products and on development of various product extensions.  These products are based upon a proprietary zinc gluconate  glycine formula,  which in two  double-blind  clinical  studies  has shown to reduce the duration  and  severity of the common  cold  symptoms.  The Quigley  Corporation acquired worldwide  manufacturing and distribution rights to this formulation in
1992 and  commenced  national  marketing in 1996.  The demand for the  Company's cold-remedy products is seasonal,  where the third and fourth quarters generally represent the largest sales volume for cold-remedy.

Darius is a direct selling  organization  specializing in proprietary health and wellness  products,  which commenced  shipping product to customers in the third quarter of 2000.

Pharma was formed for the purpose of developing  naturally derived  prescription drugs, cosmeceuticals,  and dietary supplements.  Pharma is currently undergoing research and development  activity in compliance  with regulatory  requirements.
The Company is at the initial stages of what may be a lengthy process to develop these patent applications into commercial products.

During 2003,  approximately 97% of the Company's  revenues from Cold-Eeze(R) and
Darius originated in the United States with the remainder being  attributable to international trade.

Financial information regarding the Company's operating segments is set forth in
Item 8, Notes to Financial Statements, Note 4 - Segment Information.

PRODUCTS

COLD-REMEDY PRODUCTS

Cold-Eeze(R),   a  zinc   gluconate   glycine   formulation   (ZIGG(TM))  is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is sold in lozenge, sugar-free tablet and nasal spray forms.
During 2003 the Company  launched a Cold-Eeze(R)  nasal spray and  Kidz-Eeze(TM)
Sore Throat Pops. The nasal spray product,  a nasal spray  containing the active ingredient  Zinc  Gluconate and also  containing  Aloe Vera,  began  shipping to retail during the second half of 2003.

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing,  marketing  and  distribution  rights  to a zinc gluconate  glycine lozenge  formulation which was patented in the United States,
United Kingdom, Sweden, France, Italy, Canada, Germany, and is pending in Japan.
This product and  extensions,  are presently  being  marketed by the Company and also through  independent  brokers and  marketers in the United States under the trade name Cold-Eeze(R).  A randomized  double-blind  placebo-controlled  study, conducted  at  Dartmouth  College of Health  Science,  Hanover,  New  Hampshire,
concluded that the lozenge formulation  treatment,  initiated within 48 hours of symptom onset,  resulted in a significant reduction in the total duration of the common cold.

On May 22, 1992,  "ZINC AND THE COMMON COLD, A CONTROLLED  CLINICAL  STUDY," was
published in England, in the "Journal of International Medical Research", Volume
20, Number 3, Pages 234-246. According to this publication,  (a) flavorings used
in  other  Zinc  lozenge  products  (citrate,   tartrate,   separate,   orotate,
picolinate,  mannitol or sorbitol)  render the Zinc inactive and  unavailable to the patient's nasal passages,  mouth and throat,  where cold symptoms have to be
treated,   (b)  this  patented  zinc  gluconate  glycine  formulation   delivers
approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same  sequence  of symptoms  as in the  absence of  treatment,  but goes through the phases at an accelerated rate and with reduced symptom severity.

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

In April 2002, the Company announced the statistical  results of a retrospective clinical  study that suggests that  Cold-Eeze(R)  is also an effective  means of preventing  the common cold.  This  adolescent  study  indicated that when taken daily,  Cold-Eeze(R)  statistically  lessens  the number of colds an  individual suffers per year,  reducing the median from 1.5 to zero.  These findings are the result of analyzing three years of clinical data at the Heritage School facility in Provo,  Utah.  The study also found that the use of  Cold-Eeze(R)  to treat a cold statistically reduces the use of antibiotics for respiratory illnesses from
39.3% to 3.0%  when  Cold-Eeze(R)  is  administered  as a first  line  treatment approach to the common cold.  Additionally,  the study  reinforces  the original clinical trials,  concluding that Cold-Eeze(R)  reduces the median duration of a cold by four days. In April 2002, the Company was assigned a Patent  Application which was filed with the Patent Office of the United States Commerce  Department
for the use of  Cold-Eeze(R)  as a  prophylactic  for cold  prevention.  The new patent  application  follows the results of the adolescent study at the Heritage
School  facility.  In May 2003,  the Company  announced the study  findings of a prospective study,  conducted at the Heritage School facility in Provo, Utah, in which 178 children  ages 12 to 18 years were given  Cold-Eeze(R)  lozenges  both symptomatically and  prophylactically  from October 5, 2001 to May 30, 2002. The study found a 54% reduction in the most frequently observed cold duration. Those subjects not receiving treatment most frequently experienced symptom duration at
11 days compared with 5 days when lozenges were  administered,  a reduction of 6 days.

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

The Company competes with suppliers varying in range and size in the cold-remedy products  arena.  Cold-Eeze(R),  which  has  been  clinically  proven,  offers a significant  advantage over other suppliers in the over-the-counter  cold-remedy market.  The  management  of the  Company  believes  there  should  be no future impediment on the ability to compete in the marketplace now, or in the immediate future,  since factors concerning the product,  such as price,  product quality, availability,  reliability, credit terms, name recognition, delivery and support are all properly  positioned.  The Company has several  Broker,  Distributor and
Representative  Agreements,  both nationally and internationally and the product is  distributed  through  numerous  independent,  chain drug,  food and discount stores throughout the United States.

The  Company  continues  to  use  the  resources  of  independent  national  and international  brokers complementing its own in-house personnel to represent the
Company's  over-the-counter  products,  thereby saving capital and other ongoing expenditures that would otherwise be incurred.

ETHICAL PHARMACEUTICAL PRODUCTS

Pharma's current activity is the development of  naturally-derived  prescription drugs with the goal to improve  the  quality of life and health of those in need through scientific research and development. Research and development will focus on the identification,  isolation and direct use of active medicinal substances.
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

In September 2003, the Company announced its intention to file for permission to study its  patent  pending  potential  treatment  for  psoriasis  and other skin disorders.  Continued  testing  will  therefore  have to be  conducted  under an
Investigational  New  Drug  (IND)  application  following  positive  preliminary results.

In December 2003, the Company  announced  positive test results of a preliminary independent in vitro study  indicating  that a Quigley test compound  previously tested on the Influenza virus showed  "significant  virucidal activity against a strain of the Severe Acute Respiratory Syndrome (SARS) virus."

HEALTH AND WELLNESS PRODUCTS

Darius,  through  Innerlight  Inc.,  its wholly  owned  subsidiary,  is a direct selling company  specializing in the development and distribution of proprietary health  and  wellness  products  primarily  within the  United  States  with the commencement  of  international  business  activity during the second quarter of
2003.  The  Company   develops  and  markets  products  that  are  suitable  for distribution within a direct selling business environment. The products marketed and sold by Darius are herbal  vitamins  and dietary  supplements  for the human condition.

Within the framework of a direct selling business environment,  Darius sells its products through a network of independent representatives, who are not employees of Darius.  These purchases by the independent  representatives  may be used for
personal   consumption  or  used  for  resale  to  consumers.   The  independent
representatives receive compensation for sales achieved by means of a commission structure  or  compensation  plan  based on their  product  sales  and  those of personnel  within their down-line  independent  representative  network.  As the independent  representatives  pay for product by credit card for shipments made, the accounts receivable balances at any time are negligible.

The continued  success of this segment is dependent upon,  amongst other things, the Company's ability:

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

PATENTS, TRADEMARKS, ROYALTY AND COMMISSION AGREEMENTS

The Company  currently owns no patents for cold-remedy  products.  However,  the
Company has been assigned patent  applications  which are hereinafter  discussed and has been  granted  an  exclusive  agreement  for  worldwide  representation, manufacturing,  marketing and  distribution  rights to a zinc gluconate  glycine lozenge formulation, which are patented as follows:

United States:    No. 4 684 528 (August 4, 1987)              Sweden: No. 0 183 840 (March 2, 1994)
                  No. 4 758 439 (July 19, 1988)               Canada: No. 1 243 952 (November 1, 1988)
                  Germany: No. 3,587,766 (March 2, 1994)      Great Britain: No. 2 179 536 (December 21, 1988)
                  Japan: Pending                              France & Italy: No. EP 0 183 840 B1 (March 2, 1994)

The following patents have been assigned to the Company in relation to Pharma:

United States:    No. 6 555 573 B2 (April 29, 2003)
                  No. 6 592 896 B2 (July 15, 2003)
                  No. 6 596 313 B2 (July 22, 2003)

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

An  agreement  between the Company and its  founders was entered into on June 1,
1995.  The  founders,   both  officers  and  stockholders  of  the  Company,  in
consideration of the acquisition of the Cold-Eeze(R)  cold therapy product,  are to receive a total  commission of five percent (5%),  on sales  collected,  less certain deductions until the termination of this agreement on May 31, 2005.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to utilizing a nasal spray product in the treatment of symptoms of the common  cold.  The  Company  has  agreed to pay the  patent  holder a two percent royalty on net sales of nasal spray products,  less certain  deductions, throughout the term of this agreement, expiring no later than April 2014.

During 2003 the  following  patents were granted to the Company  relating to the areas of focus of the Ethical Pharmacutical segment:

      o     A Patent (No. 6,555,573 B2) entitled "Method and Composition for the
            Topical  Treatment  of  Diabetic  Neuropathy."  The  patent  extends through December 21, 2020.

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

The Cold-Eeze(R)  products are distributed through numerous food, chain drug and mass merchandisers  throughout the United States,  including  Walgreens,  Ahold,
Albertsons,  CVS, RiteAid,  Publix,  Eckerd Drug Company,  B.J's Wholesale Club,
Inc., Sam's Club, Winn-Dixie Stores, Inc., Wal-Mart, Target, The Kroger Company,
Safeway Inc., Costco Wholesale,  Kmart Corporation,  and wholesale  distributors
including,   AmerisourceBergen,   Cardinal   Distribution  and  McKesson  Supply
Solutions.

The  Company is not  dependent  on any  single  customer  as the broad  range of customers includes many large wholesalers, mass merchandisers,  and multi-outlet pharmacy  chains,  five of which account for a  significant  percentage of sales volume. The top five customers of the Company represent 23%, 23%, and 35% of its continuing  consolidated  gross  revenues for the years ended December 31, 2003,
2002 and 2001, respectively.

Darius is a direct selling  organization  specializing in proprietary health and wellness  products  and the  introduction  of new  products  to the  marketplace through a network of independent distributors. This method of distribution is in contrast to traditional  distribution  channels using independent and chain drug and  discount  stores  as  utilized  by  the  Company  in the  promotion  of the cold-remedy products.

Pharma  currently has no sales since it is undergoing  research and  development activity in compliance with regulatory requirements and is at the initial stages of what may be a lengthy process to develop commercial products.

RESEARCH AND DEVELOPMENT

The Company's  research and  development  costs for the years ended December 31,
2003, 2002 and 2001 were $3,365,698,  $2,663,291, and $1,331,639,  respectively.
Future research and development expenditures are anticipated in order to develop extensions  of the  Cold-Eeze(R)  product,  including  potential  unrelated  new products in the consumer health care industry,  that are primarily  supported by clinical studies,  for efficacious  long-term  products that can be coupled with possible line extension  derivatives for a family of products.  Clinical studies and testing are anticipated in connection  with Pharma,  such as the formulation of products for diabetic use, radiation dermatitis and sialorrhea and other disorders.  Principally, the increase of research and development costs in
2003 was due to expenses  incurred as part of the product research costs related to Pharma and study costs  associated  with  Cold-Eeze(R).  Pharma is  currently involved in research activity following patent applications that the Company has acquired and research and development costs, relating to potential products, are expected to increase  significantly  over time as product  research  and testing continues.

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

COMPETITION

The Company competes with other suppliers of cold-remedy and health and wellness
products.   These  suppliers  range  widely  in  size.  Some  of  the  Company's
competitors  have  significantly  greater  financial,   technical  or  marketing
resources than the Company.  Management believes that its Cold-Eeze(R)  product, which has been  clinically  proven in two  double-blind  studies  to reduce  the severity  and  duration  of the  common  cold  symptoms,  offers  a  significant advantage  over  many of its  competitors  in the  over-the-counter  cold-remedy market.  Management further believes that Darius' direct marketing  distribution methods offer a significant advantage over many of its competitors.  The Company believes that its ability to compete  depends on a number of factors,  including price,  product  quality,  availability  and  reliability,  credit  terms,  name recognition, delivery time and post-sale service and support.

EMPLOYEES

At December 31, 2003 the Company employed 63 full-time persons, primarily all of whom were involved in an executive,  marketing or administrative  capacity. None of the Company's employees are covered by a collective  bargaining  agreement or is a member of a union.

SUPPLIERS

The  Company  currently  uses  separate  suppliers  to produce  Cold-Eeze(R)  in lozenge,  sugar-free  tablet and nasal  spray  form.  The  Cold-Eeze(R)  lozenge product is  manufactured  by a contract  manufacturer,  a significant  amount of whose  revenues are from the Company.  Should these  relationships  terminate or discontinue  for any reason,  the  Company has  formulated  a  contingency  plan necessary in order to prevent such discontinuance from materially  affecting the
Company's operations.  Any such termination may, however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw materials used in the production of the  cold-remedy  products are available from numerous sources.  Currently,  they are being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the contract manufacturer with the ingredients, other sources have been  identified.  Any situation where the vendor is not able to supply the contract  manufacturer  with the  ingredients may result in a temporary delay in production  until  replacement  supplies  are  obtained  to meet  the  Company's production requirements.

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
The Company occupies  warehouse space in Las Vegas,  Nevada at a current monthly cost of $2,396. This Nevada location has a three-year lease that expires in July
2006.  In  addition  to  storage  facilities  at  the  contract   manufacturers'
locations,  the Company also stores product in a number of additional warehouses in Pennsylvania  with storage charges based upon the quantities of product being stored.

The Darius business in Utah is located at 867 East 2260 South, Provo, Utah, with an area of  approximately  24,700 square feet. The current monthly lease cost of this  office  and  warehouse  space is $10,713  with the leases  that are set to expire in September 2005 and July 2007,  respectively.  The Company expects that these leases will be renewed or that alternative spaces will be obtained.

The Company believes that its existing facilities are adequate at this time.

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

Discovery  has been  completed  and trial has been  scheduled to commence in May
2004.  The Company is  vigorously  defending  this lawsuit and believes that the action lacks merit.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

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

The Company believed that the plaintiffs'  claims were without merit,  barred by the applicable  statutes of  limitations,  and that the plaintiffs  were, in any event, limited to claims for approximately 36,000 shares.

The Company vigorously  defended this lawsuit through trial during January 2004, when a jury  returned a unanimous  verdict in favor of the Company.  Thereafter, the plaintiffs  filed a motion for  post-trial  relief as a first step toward an appeal, which the Company regards as without merit and will oppose. Although the
Company  regards any effort by  plaintiffs  to pursue an appeal as lacking merit and based upon the  information  the Company has at this time,  it believes  the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome of this appeal can be made.

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
Based upon the  information the Company has at this time, it believes the action will not  have a  material  impact  to the  Company.  However,  at this  time no prediction as to the outcome can be made.

                             TERMINATED PROCEEDINGS

                        MIKE FORAN VS. INNERLIGHT, INC.,
                         DARIUS INTERNATIONAL, INC., AND
                             THE QUIGLEY CORPORATION

On August 1, 2003, an action was filed with the American Arbitration Association by Mike Foran  against  Innerlight  Inc.,  a wholly owned  subsidiary  of Darius
International  Inc., which is a wholly owned subsidiary of the Company.  After a hearing  before the  United  States  District  Court for the  District  of Utah,
Central Division,  Foran withdrew his complaint against The Quigley  Corporation and the matter was remanded to arbitration.  Discovery began on December 1, 2003 and was  completed  on  December  22,  2003.  Based on the  discovery  of all of
defendants'  documents  and  defendants'   depositions  and  after  interviewing
Innerlight  Inc.'s  witnesses,  the Company  upon advice of counsel  settled the action for $290,000 and reinstated Foran as an independent representative.

Negotiations  leading to  settlement  were  completed by December 31, 2003 and a
Settlement  Agreement  was entered  effective  January 18, 2004.  As part of the
Settlement  Agreement,  Mr. Foran completely released  Innerlight,  Inc. and The
Quigley  Corporation from any claim arising out of the action  instituted by him on August 1, 2003 and also any  claim he may have  asserted  against  Innerlight
Inc. or The Quigley Corporation.

                                INTERVENTION INC.

An action was filed by Intervention, Inc. on July 2, 2002 in Contra Costa County
Superior  Court  under the  California  Unfair  Competition  Law,  Business  and
Professions Code, Section 17200. The Complaint claims that COLD-EEZE(R) does not contain  ionic zinc and therefore  does not have the unique  quality the Company asserts for it. The  Complaint  purports to attack The  Cleveland  Clinic  Study titled ZINC  GLUCONATE  LOZENGES FOR TREATING THE COMMON COLD and the  Dartmouth
Study,  ZINC AND THE COMMON COLD, A CONTROLLED  CLINICAL  STUDY.  The  plaintiff claims that the Dartmouth Study is not double-blind  and is not randomized.  The plaintiff  also claims that The  Cleveland  Clinic Study is untrue and deceptive because it did not conclude that patients "starting  treatments" with zinc had a
42%  reduction  in  duration  of the  common  cold and,  also,  because  the 42%
reduction in common cold duration is not a reference to average of cold duration but rather is a reference to the reduction in median  duration.  There is also a claim by the  plaintiff  that there is an implied  claim that the results in the studies have been confirmed by repetition which plaintiff contests.

On the 3rd day of July, 2003, the Contra Costa County Superior Court upon Motion of The  Quigley  Corporation  issued a Summary  Judgment in favor of The Quigley
Corporation.  On October  24,  2003,  Intervention  Inc.  filed an appeal to the
California  Court of Appeals  from the Summary  Judgment  issued in favor of The
Quigley Corporation. In March 2004, the appeal was withdrawn, with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's Common Stock,  $.0005 par value, is currently traded on the NASDAQ
National  Market  under the trading  symbol  "QGLY".  The price set forth in the following table  represents the high and low bid prices for the Company's common stock.

                                                  Common Stock
                                                  ------------
                                          2003                       2002
                                    ----------------         -------------------
      Quarter Ended                  High       Low           High          Low
      -------------                  ----       ---           ----          ---

      March 31                       $7.76     $4.71         $7.20         $2.03
      June 30                        $8.22     $5.39         $8.82         $5.40
      September 30                  $10.51     $6.75         $8.00         $3.05
      December 31                   $11.12     $7.32         $7.05         $2.40

Such quotations  reflect  inter-dealer  prices,  without  mark-up,  mark-down or commission and may not represent actual transactions.

The  Company's   securities  are  traded  on  the  NASDAQ  National  Market  and consequently  stock  prices are  available  daily as  generated  by the National
Market established quotation system.

HOLDERS

As of December 31, 2003, there were  approximately  360 holders of record of the
Company's  Common Stock,  including  brokerage firms,  clearing  houses,  and/or depository firms holding the Company's  securities for their respective clients.
The exact number of beneficial  owners of the Company's  securities is not known but exceeds 400.

DIVIDENDS

The Company has not declared,  nor paid, any cash dividends on its Common Stock.
At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

WARRANTS AND OPTIONS

In addition to the Company's outstanding Common Stock, there are, as of December
31, 2003, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share  stated and expire on the date indicated, as follows:

      Description          Number        Exercise Price         Expiration Date
      -----------          ------        --------------         ---------------
      Warrants            250,000            $8.5000           March 7, 2004
      Warrants            250,000            $9.5000           March 7, 2004
      Warrants            250,000           $11.5000           March 7, 2004
      CLASS "E"           850,000            $1.7500           June 30, 2006
      CLASS "F"           225,000            $2.5000           November 4, 2006
      CLASS "G"           585,000           $10.0000           May 5, 2007
      Option Plan         396,500            $9.6800           December 1, 2007
      Option Plan         331,000            $5.1250           April 6, 2009
      Option Plan         263,000            $0.8125           December 20, 2010
      Option Plan         324,500            $1.2600           December 10, 2011
      Option Plan         350,000            $5.1900           July 30, 2012
      Option Plan         102,000            $5.4900           December 17, 2012
      Option Plan         424,000            $8.1100           October 29, 2013

At December 31, 2003,  there were 4,601,000  unexercised  and vested options and warrants of the Company's stock available for exercise.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION

The following  table sets forth certain  information  regarding stock option and warrant grants made to employees, directors and consultants:

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                           Weighted
                                                         Number of          Average          Number of Securities
                                                     Securities to be      Exercise       Remaining Available for
                                                        Issued Upon        Price of        Future Issuance Under
                                                        Exercise of       Outstanding     Equity Compensation Plans
                  Plan Category                         Outstanding        Options &        (Excluding Securities
                                                    Options & Warrants      Warrants        Reflected in Column A)
                                                            (A)               (B)                   ( C )
-------------------------------------------------------------------------------------------------------------------

Equity Plans Approved by Security Holders (1)            2,191,000           $5.46                  700,000

Equity Plans Not Approved by Security Holders (2)        2,410,000           $6.34                     --

Total                                                    4,601,000           $5.92                  700,000

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

ITEM 6. SELECTED FINANCIAL DATA

The following  table sets forth the selected  financial data of the Company for, and at the end of the years ended December 31, 2003, 2002, 2001, 2000 and 1999.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial  Condition and Results of  Operations"  and
the Company's financial statements and notes thereto appearing elsewhere herein.

(Amounts in thousands, except                  Year Ended    Year Ended      Year Ended    Year Ended      Year Ended
Per share data)                                December 31,  December 31,    December 31,  December 31,    December 31,
                                                   2003          2002            2001          2000            1999
                                               ------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net Sales                                        $41,499        $29,272        $21,226       $15,527         $21,574
Total Revenue                                     41,499         29,421         22,772        15,527          21,574
Gross Profit                                      20,011         12,212         12,551         9,411          13,240
Income (Loss) -  continuing operations               729         (5,132)           934        (5,059)         (4,204)
Loss - discontinued operations (1)                   (54)        (1,322)          (718)         (137)             --
Net Income (Loss)                                    675         (6,454)           216        (5,196)         (4,204)

Basic earnings (Loss) per share:
       Continuing operations                       $0.06         ($0.47)         $0.09        ($0.48)         ($0.37)
       Discontinued operations                        --         ($0.12)        ($0.07)       ($0.01)             --
       Net income (Loss)                           $0.06         ($0.59)         $0.02        ($0.49)         ($0.37)
Diluted earnings (Loss) per share:
       Continuing operations                       $0.05         ($0.47)         $0.09        ($0.48)         ($0.37)
       Discontinued operations                        --         ($0.12)        ($0.07)       ($0.01)             --
       Net income (Loss)                           $0.05         ($0.59)         $0.02        ($0.49)         ($0.37)
Weighted average shares outstanding:

       Basic                                      11,467         10,894         10,675        10,551          11,352
       Diluted                                    14,910         10,894         10,751        10,551          11,352

                                                  As of          As of          As of         As of           As of
                                               December 31,   December 31,   December 31,  December 31,    December 31,
                                                   2003           2002           2001          2000            1999
                                                              (Restated -
                                                              Note 15) (2)
                                               ------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                  $18,257        $16,662        $18,626       $18,622         $23,621
Total assets                                      26,270         24,935         24,756        26,056          33,271
Stockholders' equity                             $20,787        $19,121        $21,200       $20,971         $26,216

(1) In December 2002,  the Board of Directors of the Company  approved a plan to sell Caribbean Pacific Natural Products, Inc. ("CPNP"). On January 22, 2003, the
Board of Directors of the Company completed the sale of the Company's 60% equity interest in CPNP to Suncoast  Naturals,  Inc.  The sale of this segment has been
treated  as  discontinued   operations  and  all  periods  presented  have  been
reclassified.

(2) As  further  discussed  in Note  15,  the  Company  has  restated  its  2002 consolidated  financial  statements in order to properly  reflect the accounting for certain warrants issued in 2002.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

OVERVIEW

The  Quigley   Corporation,   (the  "Company"),   headquartered  in  Doylestown,
Pennsylvania,  is a leading  marketer and distributor of a diversified  range of health and homeopathic products.

The Company's  business  interests  comprise three segments,  being cold-remedy, health and wellness and ethical pharmaceutical.

The Cold-Eeze(R)  product continues to be the primary product of the cold-remedy segment and is available in lozenge, sugar-free tablet and nasal spray form. The
Cold-Eeze(R)  Nasal Spray and the  Kidz-Eeze(TM)  Sore Throat products were both launched in the third quarter of 2003 in  preparation  for the cold season.  The efficacy of the Cold-Eeze(R)  product was established  following the publication of the second  double blind study in July 1996. A 2002 study also found that the use of Cold-Eeze(R) to treat a cold statistically reduced the use of antibiotics for  respiratory  illnesses by 92% when  Cold-Eeze(R) is administered as a first line treatment  approach to the common cold. In May 2003, the Company  announced the findings of a prospective  study,  conducted at the Heritage School facility in  Provo,  Utah,  in  which  178  children  ages  12 to  18  years  were  given
Cold-Eeze(R)  lozenges both symptomatically and prophylactically from October 5,
2001 to May 30, 2002.  The study found a 54%  reduction  in the most  frequently observed cold duration.  Those subjects not receiving  treatment most frequently experienced  symptom duration at 11 days compared with 5 days when lozenges were administered, a reduction of 6 days.

Cold-Eeze(R) is distributed through numerous  independent,  chain drug, food and discount  stores  throughout  the United  States.  Net sales of the  cold-remedy segment  increased  46% in 2003 over the prior year,  resulting  in net sales in
2003 of $20,474,969  compared to $14,050,967 in 2002. This increase reflects the strategic  decision by  management  to provide  improved  support to the segment through increased media advertising and co-operative advertising promotions with our customer  base.  Additionally,  revenues  were  assisted by media  attention afforded to potential cold and influenza outbreaks that were expected during the
2003/2004 cold season.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers to represent the Company's  Cold-Eeze(R)  products,  which provides cost efficiencies that benefit the Company.

During  2003,  the  Company  continued  the process of the  registration  of the
Cold-Eeze(R)  products  in the United  Kingdom as a pharmacy  drug and  incurred approximately $400,000 in related expenses.

Darius, through Innerlight Inc., is a direct selling company specializing in the development  and  distribution  of  proprietary  health  and  wellness  products primarily  within the  United  States  with the  commencement  of  international business activity during the second quarter of 2003. Net sales of the health and wellness  segment in 2003 were  $21,024,194 an increase of 38% over the 2002 net sales of $15,220,813. The growth of this segment in 2003 was attributable to the recruitment of increasing  numbers of active independent  representatives  along with the Company commencing  international business during the second quarter of
2003.

The establishment of an ethical  pharmaceutical  subsidiary,  Pharma, may enable the Company to diversify  into the  prescription  drug market and to ensure safe and effective  distribution of these important  potential new products currently under  development.  During the course of 2003,  the Company was assigned  three patents and filed three patent  applications,  two with the Patent Office of the
United  States  Commerce  Department  and one  within  the  European  Community.
Research and development  costs relating to projects being  undertaken by Pharma increased in 2003 over the prior year as a result of increased study activity in various areas of interest.

Manufacturing  for all the Company's  products is done by outside  sources.  The lozenge form of  Cold-Eeze(R)  is  manufactured  by a contract  manufacturer,  a significant amount of whose revenues are from the Company,  with other forms and products produced by different manufacturers.

Operating  expenses  during 2003  increased  over those of 2002 due to increased advertising and increased  research and  development  costs related to the study activities of Pharma.

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

In December 2002, the Board of Directors of the Company  approved a plan to sell
Caribbean  Pacific Natural  Products,  Inc.  ("CPNP").  On January 22, 2003, the
Board of Directors of the Company completed the sale of the Company's 60% equity interest in CPNP to Suncoast Naturals,  Inc.  ("Suncoast").  In exchange for its
60% equity  interest in CPNP, the Company shall  receive:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate registration  statement  (this  registration  statement  has not  been  declared effective by the Securities and Exchange  Commission) and (ii) 100,000 shares of
Suncoast's Series A Redeemable  Preferred Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time  after  March 31,
2003 in such  amounts  as is equal  to 50% of the free  cash  flow  reported  by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption  price of $10.00 per share.  The Company owns 19.5% of Suncoast's issued and outstanding  capital stock,  which investment is accounted for on the cost basis method.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

FIN 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES -- AN INTERPRETATION OF ARB
51 (REVISED DECEMBER 2003)

In December, 2003 the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTEREST  ENTITIES (FIN 46), which it supersedes.  FIN 46R requires the application  of either FIN 46 or FIN 46R by  "Public  Entities"  to all  Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004. The Company has determined that  Scandasystems,  a related party
(See note 14), may qualify as a variable  interest  entity and we may  initially consolidate  Scandasystems beginning with our quarter ending March 31, 2004. Due to the  fact  that the  company  has no  long-term  contractual  commitments  or guarantees, our maximum exposure to loss is insignificant.

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

CRITICAL ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered  to the  general  public  and is  also  involved  in  the  research  and development of potential prescription products.  Certain key accounting policies that may affect the results of the Company are the timing of revenue recognition and sales incentives (including coupons,  rebates,  co-operative advertising and discounts);  the classification of advertising  expenses;  and the fact that all research and  development  costs are  expensed as  incurred.  Notes to Financial
Statements,  Note 1,  Organization  and Business,  describes the Company's other significant accounting policies.

REVENUE RECOGNITION

Cold-remedy  sales  are  recognized  at the time  ownership  and risk of loss is transferred  to the  customer,  which is  primarily  the time  the  shipment  is received by the customer.  In the case of the health and wellness  segment sales are recognized at the time goods are shipped to the customer.  Sales returns and allowances  are provided for in the period that the related  sales are recorded.
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
31,  2003,   2002  and  2001  were   $5,483,465,   $4,794,955  and   $3,402,006,
respectively.  This  expense  item  increased  in 2003 due to  active  media and in-market advertising necessary to promote and support the Cold-Eeze(R) product.
Included in prepaid  expenses and other current  assets was $68,000 and $236,875 at December 31, 2003 and December  31, 2002,  respectively,  relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the  years  ended  December  31,  2003,  2002  and  2001  were
$3,365,698, $2,663,291, and $1,331,639, respectively.  Principally, research and development  is part of the product  research  costs related to Pharma and study costs  associated  with  Cold-Eeze(R).  Expenditure for 2003 also includes study costs  relating to  Cold-EEZE(R)  Cold Remedy Nasal  Spray.  Pharma is currently involved in research  activity that is expected to increase  significantly  over time as product research and testing  progresses.  The Company is at the initial stages  of  what  may be a  lengthy  process  to  develop  potential  commercial prescription products.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SAME PERIOD 2002

The Company has restated its 2002 consolidated  financial  statements herein, in order to properly  reflect the accounting for certain  warrants  issued in 2002.
See Note 15 to the Consolidated Financial Statements.

Revenues  from  continuing  operations  for 2003 were  $41,499,163  compared  to
$29,420,646 for 2002,  reflecting an increase of 41% in 2003.  Revenues for 2003 comprised  $20,474,969  relating  to  the  cold-remedy  segment,  primarily  the
Cold-Eeze(R)  product  and  $21,024,194  from the health and  wellness  segment, compared to 2002 revenues of $14,199,833 and $15,220,813, by respective segment.
The 2002 cold-remedy  revenues included an amount of $148,866 as a result of the settlement  of the  infringement  suit against Gel Tech,  LLC, the  developer of
Zicam(TM), and Gum Tech International,  Inc., its distributor. The 2003 increase in the revenues of the  cold-remedy  segment may be attributable to management's strategy in supporting  the  Cold-Eeze(R)  product in the  marketplace by way of media  advertising and ongoing  co-operative  advertising  initiatives  with the
Company's  customer  base.  The segment may also have been  influenced  by media attention to the possibility of increased cold and influenza  incidences  during
the  2003/2004   cold  season.   The  health  and  wellness   segment   reported
significantly  increased  revenues  in 2003 of  $5,803,380  over the prior year, primarily due to the continued  recruitment by the Company of active independent representatives  along with the Company entering the international market during the second quarter of 2003.

Cost of sales from  continuing  operations for 2003 as a percentage of net sales was 51.8%,  compared  to 58.8% for 2002.  The cost of sales  percentage  for the cold-remedy  segment  was  reduced  in 2003 by 8.2%  due to  decreased  costs of product bonus promotions and considerably  reduced royalty charges  attributable to the nasal and throat pop products,  and also the 2002 amount included charges for  inventory  obsolescence.  The cost of sales  percentage  for the health and wellness segment decreased in 2003 by 5.2% largely  attributable to fluctuations in the commission expense payable to the independent  representatives along with charges in 2002 as a result of obsolete inventory on hand.

Selling,  marketing and administrative  expenses from continuing  operations for
2003 were $16,010,164  compared to $14,832,935 in 2002. The increase in 2003 was primarily due to increased  media  advertising of $845,055  necessary to support the  Cold-Eeze(R)  product along with increased costs associated with the health and  wellness  segment  of  approximately  $2,161,000  primarily  related to the generation of increased  revenues.  The 2002 expenses included a non-cash charge of $2,100,000 for warrants  granted in connection with consulting  services with no comparable charge in 2003.

Research and development costs from continuing  operations in 2003 and 2002 were
$3,365,698 and $2,663,291,  respectively.  Principally, the increase of research and  development  in 2003  was due to  increased  expenses  associated  with the ongoing research and clinical activity of Pharma in the amount of $642,983.

During 2003,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$11,328,608 (58%) of the total operating expenses of $19,375,862, an increase of
2% over the 2002 amount of $11,143,588. The selling, general and administrative expenses  related to Darius for 2003 and 2002 were  $5,396,696  and  $3,235,793, respectively.

Revenues of CPNP  (discontinued  operations) for the twelve months periods ended
December  31, 2003 and 2002 were  $59,824,  and  $2,040,312,  respectively,  net losses for the same periods were $54,349 and $1,322,355. The results of CPNP are represented  as  discontinued  operations in the  Statements  of Operations  and
Balance Sheets.

Total assets of the Company at December 31, 2003 and 2002 were  $26,269,759  and
$24,934,956,   respectively.   Working   capital   increased  by  $1,595,405  to
$18,257,354  at December 31, 2003.  The primary  influences  on working  capital during 2003 were: the decrease in cash balances,  increased  account  receivable balances due to increased revenues,  reductions in inventory on hand as a result of increased  revenues and management  control;  other current  liabilities  and accrued  royalty and sales  commissions  both  increased  due to improved  sales activity in 2003.

TWELVE MONTHS ENDED DECEMBER 31, 2002 COMPARED WITH SAME PERIOD 2001

Revenues  from  continuing  operations  for 2002 were  $29,420,646  compared  to
$22,772,214  for 2001,  reflecting an increase of 29%.  2002 revenues  comprised
$14,199,833  relating to the  Cold-Eeze(R)  product  (cold-remedy  segment)  and
$15,220,813 from Darius (health and wellness segment), compared to 2001 revenues of $16,983,635  and $5,788,579,  by respective  segment.  The 2001  Cold-Eeze(R)
revenues  included an amount of $1,546,592 as a result of the  settlement of the infringement  suit against Gel Tech,  LLC, the developer of  Zicam(TM),  and Gum
Tech International,  Inc., its distributor as compared to $148,866 in 2002. 2002 revenues  report a reduction  in  Cold-Eeze(R)  sales of  $2,783,802  due to the compression of the  cold-remedy  category in general despite the increase in the incidences  of the  common  cold.  In  addition,  the weak  economic  conditions resulted in lower  carrying  amounts of inventory by our  customers  and reduced order size and frequency. The health and wellness segment reported significantly increased  revenues in 2002  primarily  due to strong  marketing  and  promotion programs effected throughout 2002.

Cost of sales from  continuing  operations for 2002 as a percentage of net sales was 58.8%, compared to 48.2% for 2001. The 2002 increase is primarily due to the effects of the  significantly  increased  revenues  from the health and wellness segment  whose cost of sales as a percentage  of sales were 71% and 67% for 2002 and 2001,  respectively,  reflecting this segment's lower profit margin compared to that of Cold-Eeze(R) cold-remedy segment.

Selling,  marketing and administrative  expenses from continuing  operations for
2002 were $14,832,935  compared to $10,650,555 in 2001. The increase in 2002 was primarily due to increased  advertising  of $1,392,952  necessary to support the
Cold-Eeze(R)  product and a non-cash  charge of  $2,100,000 in 2002 for warrants granted in connection with consulting services.

Research and development costs from continuing  operations in 2002 and 2001 were
$2,663,291 and $1,331,639,  respectively.  Principally, the increase of research and development in 2002 was due to expenses associated with the ongoing research and clinical activity of Pharma in the amount of $1,096,492.

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
respectively.

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
$24,755,795,   respectively.   Working   capital   decreased  by  $1,963,872  to
$16,661,949  at December 31, 2002.  The primary  influences  on working  capital during 2002 were: the increase in cash balances, which was assisted by exercises of warrants and options during 2002;  reductions in inventory on hand; increased advertising  accruals  due to  increased  activity;  and  increased  liabilities resulting from the fair value of warrants  granted  associated  with  consulting services.

MATERIAL COMMITMENTS AND SIGNIFICANT AGREEMENTS

The Company's  products are  manufactured  by outside  sources.  The Company has agreements in place with these manufacturers,  which ensure a reliable source of product for the future.  A  significant  amount of the revenues  received by the facility producing the Cold-Eeze(R) lozenge is from the Company.

The Company has agreements in place with  independent  brokers whose function is to  represent  the  Company's  Cold-Eeze(R)  products,  in a  product  sales and promotion  capacity,  throughout  the  United  States and  internationally.  The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

There are significant royalty and commission  agreements between the Company and the developer of the  Company's  Cold-Eeze(R)  zinc  gluconate  glycine  lozenge products.  The Company has entered into royalty and consulting  agreements  with the  developer  that  requires  payment of 5% on sales  collected,  less certain deductions, and with the founders, who are officers,  directors and stockholders of the Company,  who share a commission of 5% on sales  collected,  less certain deductions.  The  agreements  with the  developers  expire in 2007, and with the founders in 2005.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement during 2003 and 2002 were $880,091 and $678,454, respectively. Amounts payable  under such  agreement  at December  31, 2003 and 2002 were  $68,388 and
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
Amounts  paid or payable  under such  agreement  during the twelve  month period ended December 31, 2003 were $26,613,  with zero in the 2002 comparable  period.
An amount of $1,613  relating  to this  agreement  was  accrued  or  payable  at
December 31, 2003.

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2003, 2002 and
2001, of $255,078, $236,304 and $218,456, respectively. The future minimum lease obligations under these operating leases are approximately $565,000.

The  Company  has  approximate  future  obligations  relating  to  research  and development and property leases, over the next five years, as follows:

                        Research and         Property
             Year        Development          Leases            Total
            -----------------------------------------------------------
            2004         $1,500,000          $212,000        $1,712,000
            2005                 --           198,000           198,000
            2006                 --            98,000            98,000
            2007                 --            57,000            57,000
            2008                 --                --                --
            -----------------------------------------------------------
            Total        $1,500,000          $565,000        $2,065,000
            -----------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $18,257,354  and $16,661,949 at December 31,
2003 and 2002,  respectively.  Changes  in  working  capital  overall  have been
primarily  due  to  the  following  items:   cash  balances  have  decreased  by
$1,504,991, account receivable balances increased by $3,673,760 due to increased revenues  in 2003,  particularly  the fourth  quarter,  inventory  decreased  by
$773,858 due to increased sales activity and the management of inventory levels.
Total  cash  balances  at  December  31,  2003  were  $11,392,089   compared  to
$12,897,080 at December 31, 2002.

Management  believes that its revised  strategy to establish  Cold-Eeze(R)  as a
recognized   brand  name,  its  broader  range  of  products,   its  diversified
distribution  methods as it relates to the health and wellness business segment, adequate manufacturing capacity, growth in international sales together with its current working capital should provide an internal source of capital to fund the
Company's business operations.  The cold-remedy and health and wellness segments contribute current expenditure support in relation to the ethical pharmaceutical segment. In addition to anticipated funding from operations, the Company and its subsidiaries  may in the short and long term raise capital  through the issuance of equity securities to finance anticipated growth.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in  short-term  interest  rates  would not have a material  impact on the
Company's future  earnings,  fair value, or cash flows related to investments in cash equivalents or interest earning marketable securities.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                             Page
                                                                       ----

Balance Sheets as of December 31, 2003 and 2002                      F-1

Statements of Operations for the years ended December 31, 2003,
  2002, and 2001                                                     F-2

Statements of Stockholders' Equity for the years ended December 31,
  2003, 2002, and 2001                                               F-3

Statements of Cash Flows for the years ended December 31, 2003,
  2002, and 2001                                                     F-4

Notes to Financial Statements                                        F-5 to F-21

Responsibility for Financial Statements                              F-22

Report of Independent Auditors                                       F-23

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                          December 31, 2003   December 31, 2002
                                                                                                         (Restated-Note 15)
                                                                                     -----------------   ------------------

CURRENT ASSETS:

          Cash and cash equivalents                                                     $ 11,392,089        $ 12,897,080
          Accounts receivable (net of doubtful accounts of $808,812 and $737,782)          7,861,883           4,188,123
          Inventory                                                                        3,752,903           4,526,761
          Prepaid expenses and other current assets                                          733,597             490,117
          Assets of discontinued operations                                                       --             374,007
                                                                                        ------------        ------------
              TOTAL CURRENT ASSETS                                                        23,740,472          22,476,088
                                                                                        ------------        ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                        2,418,159           2,336,736
                                                                                        ------------        ------------

OTHER ASSETS:
          Goodwill                                                                            30,763              30,763
          Other assets                                                                        80,365               1,000
          Assets of discontinued operations                                                       --              90,369
                                                                                        ------------        ------------
               TOTAL OTHER ASSETS                                                            111,128             122,132
                                                                                        ------------        ------------

TOTAL ASSETS                                                                            $ 26,269,759        $ 24,934,956
                                                                                        ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Accounts payable                                                              $    524,136        $    394,675
          Accrued royalties and sales commissions                                          1,594,457           1,146,495
          Accrued advertising                                                              1,354,536           1,559,575
          Accrued consulting                                                                      --             975,000
          Other current liabilities                                                        2,009,989           1,353,383
          Liabilities of discontinued operations                                                  --             385,011
                                                                                        ------------        ------------
               TOTAL CURRENT LIABILITIES                                                   5,483,118           5,814,139
                                                                                        ------------        ------------

COMMITMENTS AND CONTINGENCIES  (NOTE 12)

STOCKHOLDERS' EQUITY:

          Common stock, $.0005 par value; authorized 50,000,000;
            Issued: 16,149,079 and 16,102,670 shares                                           8,074               8,051
          Additional paid-in-capital                                                      34,281,449          33,290,222
          Retained earnings                                                               11,685,277          11,010,703
          Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                  (25,188,159)        (25,188,159)
                                                                                        ------------        ------------
               TOTAL STOCKHOLDERS' EQUITY                                                 20,786,641          19,120,817
                                                                                        ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 26,269,759        $ 24,934,956
                                                                                        ============        ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Year Ended          Year Ended          Year Ended
                                                             December 31, 2003   December 31, 2002    December 31, 2001
                                                             -----------------   ------------------   -----------------

NET SALES                                                       $ 41,499,163        $ 29,271,780        $ 21,225,622

LICENSING FEES                                                            --             148,866           1,546,592
                                                                ------------        ------------        ------------

TOTAL REVENUE                                                     41,499,163          29,420,646          22,772,214
                                                                ------------        ------------        ------------

COST OF SALES                                                     21,487,763          17,208,836          10,220,849
                                                                ------------        ------------        ------------

GROSS PROFIT                                                      20,011,400          12,211,810          12,551,365
                                                                ------------        ------------        ------------

OPERATING EXPENSES:
      Sales and marketing                                          6,166,318           4,941,174           3,220,789
      Administration                                               9,843,846           9,891,761           7,429,766
      Research and development                                     3,365,698           2,663,291           1,331,639
                                                                ------------        ------------        ------------
TOTAL OPERATING EXPENSES                                          19,375,862          17,496,226          11,982,194
                                                                ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS                                        635,538          (5,284,416)            569,171

INTEREST AND OTHER INCOME                                             93,385             152,313             364,949
                                                                ------------        ------------        ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES
                                                                     728,923          (5,132,103)            934,120
                                                                ------------        ------------        ------------

INCOME TAXES                                                              --                  --                  --
                                                                ------------        ------------        ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                             728,923          (5,132,103)            934,120
                                                                ------------        ------------        ------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                   (54,349)           (689,122)           (718,156)
 Loss on impairment related to investment in sun-care and
 skincare Operations                                                      --            (633,233)                 --
                                                                ------------        ------------        ------------
NET INCOME (LOSS)                                               $    674,574        ($ 6,454,458)       $    215,964
                                                                ============        ============        ============

BASIC EARNINGS PER COMMON SHARE:
  Income (loss) from continuing operations                      $       0.06        ($      0.47)       $       0.09
  Loss from discontinued operations                                       --               (0.12)              (0.07)
                                                                ------------        ------------        ------------
  Net Income (loss)                                             $       0.06        ($      0.59)       $       0.02
                                                                ============        ============        ============

DILUTED EARNINGS PER COMMON SHARE:
  Income (loss) from continuing operations                      $       0.05        ($      0.47)       $       0.09
  Loss from discontinued operations                                       --               (0.12)              (0.07)
                                                                ------------        ------------        ------------
  Net Income (loss)                                             $       0.05        ($      0.59)       $       0.02
                                                                ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                       11,467,087          10,893,944          10,675,153
                                                                ============        ============        ============

      Diluted                                                     14,910,246          10,893,944          10,750,687
                                                                ============        ============        ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                               (RESTATED-NOTE 15)

                                        Common                        Additional
                                         Stock           Issued        Paid-in-        Treasury        Retained
                                        Shares           Amount        Capital          Stock          Earnings           Total
                                     ---------------------------------------------------------------------------------------------

BALANCE JANUARY 1, 2001               10,655,153         $7,636      $28,871,887    ($25,158,028)    $17,249,197       $20,970,692
                                     ---------------------------------------------------------------------------------------------

Treasury stock                           (30,000)                                        (30,131)                          (30,131)

Shares issued for net assets
acquired                                  50,000             25           43,725                                            43,750

Net income                                                                                               215,964           215,964
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2001             10,675,153          7,661       28,915,612     (25,188,159)     17,465,161        21,200,275
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                            828,177                                           828,177

Tax benefit allowance                                                   (828,177)                                         (828,177)

Warrants issued for service -
  (Restated-Note 15)                                                   1,125,000                                         1,125,000

Proceeds from options and warrants
exercised                                781,464            390        3,249,610                                         3,250,000

Net loss                                                                                              (6,454,458)       (6,454,458)
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2002 -
  (Restated-Note 15)                  11,456,617          8,051       33,290,222     (25,188,159)     11,010,703        19,120,817
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                            133,014                                           133,014

Tax benefit allowance                                                   (133,014)                                         (133,014)

Warrants issued for service                                              975,000                                           975,000

Proceeds from options and warrants
exercised                                 46,409             23           16,227                                            16,250

Net income                                                                                               674,574           674,574
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2003             11,503,026         $8,074      $34,281,449    ($25,188,159)    $11,685,277       $20,786,641
                                     =============================================================================================

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended          Year Ended          Year Ended
                                                              December 31,        December 31,        December 31,
                                                                  2003                2002                2001
                                                              ------------        ------------        ------------
OPERATING ACTIVITIES:
Net income (loss)                                             $    674,574        ($ 6,454,458)       $    215,964
                                                              ------------        ------------        ------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
 NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS:
  Loss from discontinued operations                                 54,349             689,122             718,156
  Loss on impairment related to discontinued operations                 --             633,233                  --
  Depreciation and amortization                                    473,593             409,068             458,741
  Compensation satisfied with common stock warrants                     --           2,100,000                  --
  Bad debts provision                                               71,030              18,472             183,014
  (INCREASE) DECREASE IN ASSETS:
       Accounts receivable                                      (3,744,790)            (31,201)           (448,426)
       Inventory                                                   773,858           1,564,459             862,832
       Prepaid expenses and other current assets                  (243,480)            958,040            (328,528)
  INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable                                            129,461            (424,130)             11,769
       Accrued royalties and sales commissions                     447,962             277,874            (541,126)
       Accrued advertising                                        (205,041)            890,783          (1,069,081)
       Other current liabilities                                   656,608             508,922            (412,175)
                                                              ------------        ------------        ------------
                 TOTAL ADJUSTMENTS                              (1,586,450)          7,594,642            (564,824)
                                                              ------------        ------------        ------------
NET CASH (USED IN) PROVIDED BY
OPERATING ACTIVITIES                                              (911,876)          1,140,184            (348,860)
                                                              ------------        ------------        ------------
INVESTING ACTIVITIES:
  Capital expenditures                                            (555,016)           (580,861)           (343,614)
  Cost of net assets acquired                                           --                  --             (30,763)
                                                              ------------        ------------        ------------
NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                      (555,016)           (580,861)           (374,377)
                                                              ------------        ------------        ------------
FINANCING ACTIVITIES:
  Proceeds from exercises of options and warrants                   16,250           3,250,000                  --
  Repurchase of common stock                                            --                  --             (30,131)
                                                              ------------        ------------        ------------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                              16,250           3,250,000             (30,131)
                                                              ------------        ------------        ------------

NET CASH USED IN DISCONTINUED
  OPERATIONS                                                       (54,349)           (596,548)           (844,911)
                                                              ------------        ------------        ------------

NET (DECREASE) INCREASE IN CASH                                 (1,504,991)          3,212,775          (1,598,279)

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                        12,897,080           9,684,305          11,282,584
                                                              ------------        ------------        ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                               $ 11,392,089        $ 12,897,080        $  9,684,305
                                                              ============        ============        ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public,  and the research and  development  of potential  prescription  products.  The Company is organized  into three  business  segments,  which are,  Cold-Remedy,  Health and
Wellness,  and Ethical  Pharmaceutical.  For the fiscal periods  presented,  the
Company's revenues have come from the Company's Cold-Remedy business segment and the Health and Wellness business segment.

The Company's  principal  cold-remedy  product,  Cold-Eeze(R),  a zinc gluconate glycine formulation  (ZIGG(TM)) is an over-the-counter  consumer product used to reduce the  duration  and  severity  of the common  cold and is sold in lozenge, sugar-free  tablet  and nasal  spray  forms  and is  proven in two  double-blind clinical  studies to reduce the duration and severity of common cold symptoms by nearly half.

Darius was formed in January 2000 to introduce  new products to the  marketplace through a  network  of  independent  distributors.  Darius  is a direct  selling organization  specializing in proprietary  health and wellness  products,  which commenced  shipping  product to  customers  in the third  quarter  of 2000.  The continued  success of this  segment is  dependent,  among other  things,  on the
Company's ability to recruit and maintain active independent representatives; to continue to make available new and innovative products and services; continue to conform with domestic and international regulatory agencies; and to maintain and improve  adequate  system  capabilities.  The  foregoing  risks could  result in significant  reductions in revenues and profitability of the health and wellness segment.

The formation of Darius has provided  diversification to the Company in both the method of product  distribution  and the broader range of products  available to the  marketplace  serving as a balance  to the  seasonal  revenue  cycles of the
Cold-Eeze(R) branded products.

In January 2001, the Company formed an Ethical  Pharmaceutical  Unit,  Pharma, a wholly-owned subsidiary of the Company, the Ethical Pharmaceutical segment, that is under the  direction  of its  Executive  Vice  President  and Chairman of its
Medical Advisory  Committee.  The  establishment  of a dedicated  pharmaceutical subsidiary may enable the Company to diversify into the prescription drug market and to ensure safe and effective  distribution of these important  potential new products  currently  under  development.  At this time,  three patents have been issued and assigned to the Company resulting from research activity of Pharma.

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

The Company competes with suppliers varying in range and size in the cold-remedy products arena.  Because  Cold-Eeze(R) has been clinically  proven,  it offers a significant  advantage over other suppliers in the over-the-counter  cold-remedy
market.   The  Company  has  several  Broker,   Distributor  and  Representative
Agreements,  both nationally and  internationally and the product is distributed through numerous  independent and chain drug and discount stores  throughout the
United States.

The  Company  continues  to  use  the  resources  of  independent  national  and international  brokers complementing its own in-house personnel to represent the
Company's  over-the-counter  cold-remedy  products,  thereby  saving capital and other ongoing expenditures that would otherwise be incurred.

Pharma,  a wholly owned  subsidiary of the Company,  the Ethical  Pharmaceutical segment, is currently undergoing research and development activity in compliance with regulatory  requirements.  The Company is at the initial stages of what may be a  lengthy  process  to  develop  these  patent  applications  into a line of naturally-derived patented prescription drugs.

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

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural  Products,   Inc.,   ("CPNP"),  a  leading  developer  and  marketer  of
all-natural  sun-care and skincare products for luxury resorts,  theme parks and spas. In December 2002, the Board of Directors of the Company approved a plan to sell CPNP. On January 22, 2003, the Board of Directors of the Company  completed the sale of the Company's 60% equity interest in CPNP to Suncoast Naturals, Inc.
("Suncoast"). In exchange for its 60% equity interest in CPNP, the Company shall receive:  (i) 750,000  shares of  Suncoast's  common stock,  which  Suncoast has agreed, at its cost and within 60 days from the closing,  to register for public
resale  through  an  appropriate   registration   statement  (this  registration
statement  has not  been  declared  effective  by the  Securities  and  Exchange
Commission) and (ii) 100,000 shares of Suncoast's Series A Redeemable  Preferred
Stock, which bears interest at a rate of 4.25% per annum and which is redeemable from time to time after March 31, 2003 in such amounts as is equal to 50% of the free cash flow  reported  by  Suncoast in the  immediately  preceding  quarterly financial statements divided by the redemption price of $10.00 per share.

The Company owns 19.5% of Suncoast's issued and outstanding capital stock, which investment  is  accounted  for on the cost  basis  method.  Results  of CPNP are
presented  as  discontinued   operations  in  the  Consolidated   Statements  of
Operations and the Consolidated Balance Sheets.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and  distribution of health and wellness  products.  This  acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's stock issued to the former owners of the net assets acquired.  The net assets  acquired  included  assets  totaling  $536,000 and  liabilities  assumed approximating  $416,000.  Also required were payments  totaling $540,000 for the use of  product  formulations;  consulting;  confidentiality  and a  non-compete agreement. To maintain the continuous application of these arrangements, fees of
5% on net sales  collected  must be paid to the former owners which are expensed as  incurred.  The  operating  results  have  been  included  in  the  Company's
Consolidated  Statements of Operations  from the date of  acquisition.  Prior to
January 1, 2002, the excess of cost over net assets acquired had been subject to amortization on a straight-line  basis over a period of 15 years.  Subsequent to
2001, the account will only be reduced if the value becomes impaired.

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
Inventories included raw material amounts of approximately $729,000 and $337,000 at December 31, 2003 and 2002, respectively.

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

GOODWILL AND INTANGIBLE ASSETS

Patent rights have been  amortized on a  straight-line  basis over the period of the related licensing  agreements,  which  approximated 67 months and were fully amortized as of March 2002.  Amortization  costs  incurred for the twelve months periods  ended  December  31,  2003,  2002 and 2001,  were zero and  $21,940 and
$87,761, respectively.

As of December  31, 2003 and December 31,  2002,  intangible  assets  consist of goodwill of $30,763.  Goodwill is not amortized but reviewed for impairment when events and circumstances  indicate the carrying amount may not be recoverable or on an annual basis. In 2002, the Company realized an impairment loss of $296,047 relating to goodwill in CPNP, which was reflected in discontinued operations.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant  percentage  of sales volume,  representing  23% for the years ended
December  31,  2003 and 2002,  and 35% for the year  ended  December  31,  2001.
Customers  comprising the five largest accounts receivable balances  represented
34% and 44% of total trade  receivable  balances at December  31, 2003 and 2002,
respectively.   During  2003,   approximately  97%  of  the  Company's  revenues
originated  in the  United  States  with the  remainder  being  attributable  to international trade.

The  Company  currently  uses  separate  suppliers  to produce  Cold-Eeze(R)  in lozenge,  sugar-free  tablet and nasal spray form.  The  Company's  revenues are currently generated from the sale of the Cold-Eeze(R) product with the remaining revenue  coming  from the health  and  wellness  segment.  The  lozenge  form is manufactured by a contract manufacturer,  a significant amount of whose revenues are from the Company.  The other forms are  manufactured  by third  parties that
produce  a  variety  of  other  products  for  other  customers.   Should  these
relationships   terminate  or  discontinue  for  any  reason,  the  Company  has formulated  a  contingency  plan in order to prevent  such  discontinuance  from materially  affecting  the  Company's  operations.  Any  such  termination  may, however,  result  in a  temporary  delay in  production  until  the  replacement facility is able to meet the Company's production requirements.

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

LONG-LIVED ASSETS

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred based on the expected cash flows, a loss is recognized in the Statement

of Operations. In 2002, in addition to its goodwill impairment loss in CPNP, the
Company  realized an additional  impairment loss of $337,186 from its investment in CPNP,  which was reflected in discontinued  operations.  The total impairment loss of $633,233 was reflected in discontinued operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the cold-remedy segment is the time the shipment is received by the customer and for the  health and  wellness  segment,  when the  product is shipped to the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical  experience.  Total  revenues  for the twelve  months  periods  ended
December  31,  2003,  2002 and  2001  include  amounts  of  zero,  $148,866  and
$1,546,592,  respectively,  as a result of the  settlement  of the  infringement suit,  related to  licensing  fees,  against Gel Tech,  LLC,  the  developer  of
Zicam(TM), and Gum Tech International, Inc., its distributor.

SHIPPING AND HANDLING

Product  sales  relating to Health and  Wellness  products  carry an  additional identifiable shipping and handling charge to the purchaser,  which is classified as revenue.  For  cold-remedy  products,  such costs are included as part of the invoiced  price. In all cases costs related to this revenue are recorded in cost of sales.

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees  and  non-employees  since the date of the  Company's
public  inception.   Options  and  warrants  are  exercisable  during  a  period determined  by the  Company,  but in no event later than ten years from the date granted.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2003,  2002 and 2001 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                     Year Ended            Year Ended           Year Ended
                                                    December 31,          December 31,         December 31,
                                                        2003                  2002                 2001
                                                    ------------       ------------------      ------------
      Net income (loss)
         As reported                                   $674,574           ($6,454,458)          $215,964
         Compensation expense                        (2,026,720)           (2,072,220)          (244,000)
         Pro forma                                  ($1,352,146)          ($8,526,678)          ($28,036)

      Basic earnings (loss) per share
         As reported                                    $0.06                ($0.59)              $0.02
         Pro forma                                     ($0.12)               ($0.78)                --
      Diluted earnings (loss) per share
         As reported                                    $0.05                ($0.59)              $0.02
         Pro forma                                     ($0.12)               ($0.78)                --

Expense  relating to warrants granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the Black  Scholes  pricing model dependent upon the circumstances relating to the specific grants.

A total of 424,000,  477,000 and 400,000 stock options were granted to employees and non-employees in 2003, 2002 and 2001, respectively.

ROYALTIES

The Company  includes  royalties  and founders  commissions  incurred as cost of sales based on agreement terms.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as part of net sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs incurred for the years ended December 31, 2003,  2002 and 2001 were $5,483,465, $4,794,955 and $3,402,006,  respectively.  Included in prepaid  expenses and other current  assets was $68,000 and $236,875 at December
31, 2003 and 2002 relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the  years  ended  December  31,  2003,  2002  and  2001  were
$3,365,698, $2,663,291 and $1,331,639,  respectively.  Principally, the increase in research and development  costs in 2003 was due to expenses  incurred as part of the product  research costs related to Pharma and study costs associated with
Cold-Eeze(R). Pharma is currently involved in research activity following patent applications  that the Company has acquired and research and development  costs, relating to potential products, are expected to increase significantly over time as product research and testing continues.

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary
timing   differences   attributable   to  operations   and  the  tax  deductions
attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided.  See Notes to
Financial Statements, Note 8 - Income Taxes for further discussion.

NOTE 3 - DISCONTINUED OPERATIONS

Effective  July 1, 2000, the Company  acquired a 60% ownership  position of CPNP and was accounted for by the purchase method of accounting and accordingly,  the
operating  results  were  included  in  the  Company's   consolidated  financial
Statements  from the  date of  acquisition.  This  majority  ownership  position required a cash investment that approximated $812,000 and the provision for a $1 million line of credit, collateralized by inventory, accounts receivable and all other assets of CPNP. The net assets of CPNP at the acquisition date principally consisted of a product license and  distribution  rights with no recorded value, inventory  and fixed assets of $312,915  and $510,000 of working  capital with a contribution to minority interest of $329,166.

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Board of Directors of the Company  completed the sale of the Company's 60% equity  interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP,  the Company  received:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate registration  statement  (this  registration  statement  has not  been  declared effective by the Securities and Exchange  Commission) and (ii) 100,000 shares of
Suncoast's Series A Redeemable  Preferred Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time  after  March 31,
2003 in such  amounts  as is equal  to 50% of the free  cash  flow  reported  by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption  price of $10.00 per share.  The Company owns 19.5% of Suncoast's issued and  outstanding  capital  stock valued at $79,365,  which  investment is accounted for on the cost basis method,  representing the Company's share of the fair value of Suncoast at the time the transaction was recorded,  this amount is included in Other Assets in the Consolidated Balance Sheets. During August 2003,
a  registration  statement  was  filed  but  an  effective  date  has  not  been determined.  The disposal of CPNP was completed in order to allow the Company to focus resources on other activities and clinical research and development.

Sales of CPNP for all periods  commencing on the date of  acquisition on July 1,
2000 up to date of disposal on January 22, 2003, were $5,075,472, cumulative net losses  during  that  period  were  $2,232,620.  The loss  includes an amount of
$633,233  relating to the asset impairment,  reported in 2002.  Revenues of CPNP for the twelve  months  periods  ended  December  31,  2003,  2002 and 2001 were
$59,824 and $2,040,312  and  $2,176,470,  respectively,  net losses for the same periods  $54,349,  $1,322,355  and $718,155,  respectively.  Results of CPNP are
presented  as  discontinued   operations  in  the  Consolidated   Statements  of
Operations and in the Consolidated Balance Sheets.

The major classes of balance sheet items of discontinued  operations at December
31, 2002 were inventory, accounts receivable,  property, plant and machinery and accounts payable.

NOTE 4 - SEGMENT INFORMATION

The basis for presenting  segment  results  generally is consistent with overall
Company reporting.  The Company reports information about its operating segments in  accordance  with  Financial  Accounting  Standard  Board  Statement No. 131,
"Disclosure  About  Segments of an Enterprise  and Related  Information,"  which establishes  standards for  reporting  information  about a company's  operating segments. All consolidating items are included in Other.

The  Company  has  divided  its  operations  into three  reportable  segments as
follows:  The  Quigley  Corporation  (Cold-  Remedy),   whose  main  product  is
Cold-Eeze(R),  a proprietary zinc gluconate glycine lozenge for the common cold;
Darius (Health and Wellness), whose business is the sale and direct marketing of a range of health and wellness  products and Pharma,  (Ethical  Pharmaceutical), currently  involved  in research  and  development  activity  to develop  patent applications for potential pharmaceutical products.

As discussed in Notes to Financial Statements, Note 3 - Discontinued Operations,
the Company disposed of its Sun-care and Skincare segment.

Financial  information relating to 2003, 2002 and 2001 continuing  operations by business segment follows:

----------------------------------------------------------------------------------------------------------------------
As of and for the twelve
months ended December 31,                Cold          Health and        Ethical
2003                                    Remedy          Wellness      Pharmaceutical         Other             Total
----------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                          $20,474,969      $21,024,194               --                --       $41,499,163
  Inter-segment                               --               --               --                --                --
Segment operating profit (loss)        1,699,378        1,791,454      ($2,855,294)               --           635,538
Depreciation                             318,419          155,174               --                --           473,593
Capital expenditures                     414,129          140,887               --                --           555,016
Total assets                         $24,892,338      $ 3,881,970               --       ($2,504,549)      $26,269,759

----------------------------------------------------------------------------------------------------------------------
As of and for the twelve
months ended December 31,                Cold          Health and        Ethical
2002                                    Remedy          Wellness      Pharmaceutical         Other             Total
----------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                          $14,199,833      $15,220,813               --                --       $29,420,646
  Inter-segment                               --               --               --                --                --
Segment operating profit (loss)       (4,839,359)       1,103,610      ($1,604,753)       $   56,086        (5,284,416)
Depreciation                             262,724          124,404               --                --           387,128
Capital expenditures                     290,983          289,878               --                --           580,861
Total assets                         $26,223,476        1,401,867               --       ($2,690,387)      $24,934,956

----------------------------------------------------------------------------------------------------------------------
As of and for the twelve
months ended December 31,                Cold          Health and        Ethical
2001                                    Remedy          Wellness      Pharmaceutical         Other             Total
----------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                          $16,983,635      $ 5,788,579               --                --       $22,772,214
  Inter-segment                          116,385         (176,412)              --        $   60,027                --
Segment operating profit (loss)        1,638,264         (729,374)       ($467,436)          127,717           569,171
Depreciation                             269,392           74,269               --                --           343,661
Capital expenditures                     176,282          167,332               --                --           343.614
Total assets                         $26,726,729      $   826,946               --       ($2,797,880)      $24,755,795

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:          December 31, 2003   December 31, 2002
                                           -----------------   -----------------

      Land                                     $  152,203         $  152,203
      Buildings and improvements                1,513,958          1,503,641
      Machinery and equipment                   1,432,818          1,061,852
      Computer software                           570,001            462,032
      Furniture and fixtures                      195,000            180,287
                                               ----------         ----------
                                                3,863,980          3,360,015
      Less: Accumulated  depreciation           1,445,821          1,023,279
                                               ----------         ----------
      Property, Plant and Equipment, net       $2,418,159         $2,336,736
                                               ==========         ==========

Depreciation  expense for the years ended  December 31, 2003,  2002 and 2001 was
$473,593, $387,128, and $343,661, respectively.

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $458,359  and  $177,366  related to accrued compensation at December 31, 2003 and 2002, respectively.

NOTE 7 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

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

The expenses for the respective periods relating to such agreements  amounted to
$1,805,294,  $1,421,475,  and $1,399,847, for the years ended December 31, 2003,
2002, and 2001, respectively. Amounts accrued for these expenses at December 31,
2003 and 2002 were $915,109 and $603,387, respectively.

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at December  31, 2003 and 2002,  apportioned  between  related  party and other balances, are as follows:

                                                           2003          2002
                                                       ------------------------

      Related party balances                           $  456,748    $  301,695
      Other non-related party balances                  1,137,709       844,800
                                                       ------------------------
      Total accrued royalties and sales commissions    $1,594,457    $1,146,495
                                                       ------------------------

NOTE 8 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                                          Year Ended         Year Ended         Year Ended
                                         December 31,       December 31,       December 31,
                                             2003               2002               2001
                                                        (Restated-Note 15)
                                         ------------   ------------------     ------------

Current:
     Federal                                      --                 --                 --
     State                                        --                 --                 --
                                         -----------        -----------        -----------
                                                  --                 --                 --
                                         -----------        -----------        -----------
Deferred:
     Federal                             ($  660,321)       ($  700,798)       $   340,861
     State                                   (71,457)           133,544            (24,977)
                                         -----------        -----------        -----------
                                            (731,778)        (567,254)           315,884
                                         -----------        -----------        -----------

Valuation allowance                          731,778            567,254           (315,884)
                                         -----------        -----------        -----------

Total                                             --                 --                 --
                                         ===========        ===========        ===========

A reconciliation  of the statutory  federal income tax expense  (benefit) to the effective tax is as follows:

                                          Year Ended         Year Ended         Year Ended
                                         December 31,       December 31,       December 31,
                                             2003               2002               2001
                                                        (Restated-Note 15)
                                         ------------   ------------------     ------------

Statutory rate                           $   247,834        ($1,744,916)       $   317,600
State taxes net of federal benefit           (47,162)            88,139            (17,134)
Permanent differences and other             (932,450)         1,089,523             15,418
                                         -----------        -----------        -----------
                                            (731,778)          (567,254)           315,884
                                         -----------        -----------        -----------

Less valuation allowance                     731,778            567,254           (315,884)
                                         -----------        -----------        -----------

          Total                                   --                 --                 --
                                         ===========        ===========        ===========

The tax effects of the primary "temporary  differences"  between values recorded for assets and liabilities for financial  reporting purposes and values utilized for  measurement  in  accordance  with tax  laws  giving  rise to the  Company's deferred tax assets are as follows:

                                          Year Ended         Year Ended         Year Ended
                                         December 31,       December 31,       December 31,
                                             2003               2002               2001
                                                        (Restated-Note 15)
                                         ------------   ------------------     ------------

Net operating loss carry-forward         $ 5,313,829        $ 4,459,068        $ 3,082,051
Consulting costs                                  --            380,250            305,019
Bad debt expense                             331,849            187,992            263,654
Other                                        381,802            152,788            133,943
Valuation allowance                       (6,027,480)        (5,180,098)        (3,784,667)
                                         -----------        -----------        -----------
          Total                                   --                 --                 --
                                         ===========        ===========        ===========

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,871,986 are deferred and will be credited to  additional-paid-in-capital  when  existing net operating  losses are used.  The cumulative  tax deduction  attributable  to options, warrants and restricted stock is $47,520,526, which resulted in the net operating  loss  carry-forwards  that  approximate  $13.6  million  for  federal purposes,  of which $3.5 million will expire in 2019, $4.0 million in 2020, $6.1 million in 2022 and $13.8 million for state purposes, of which $9.7 million will expire in 2009, $3.0 million in 2010, and $1.1 million in 2012. Until sufficient taxable  income to offset  the  temporary  timing  differences  attributable  to operations  and the tax  deductions  attributable  to option,  warrant and stock activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

NOTE 9 - EARNINGS PER SHARE

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

                                    Year Ended                  Year Ended                 Year Ended
                                 December 31, 2003           December 31, 2002          December 31, 2001
                           ---------------------------------------------------------------------------------

                            Income    Shares     EPS      Loss    Shares     EPS     Income   Shares    EPS
                           ---------------------------------------------------------------------------------

      Basic EPS              $0.7      11.5     $0.06    ($5.1)    10.9    ($0.47)    $0.9     10.7    $0.09

      Dilutives:
      Options and
      Warrants                 --       3.4                 --       --                 --      0.1
                           ---------------------------------------------------------------------------------
      Diluted EPS            $0.7      14.9     $0.05    ($5.1)    10.9    ($0.47)    $0.9     10.8    $0.09
                           =================================================================================

Options and  warrants  outstanding  at  December  31,  2003,  2002 and 2001 were
4,601,000,  4,262,500 and 4,014,000,  respectively, but were not included in the
2002   computation  of  diluted  earnings  per  share  because  the  effect  was anti-dilutive.

NOTE 10 - STOCK COMPENSATION

Stock  options for purchase of the  Company's  common stock have been granted to both  employees  and  non-employees.  Options  are  exercisable  during a period determined  by the  Company,  but in no event later than ten years from the date granted.

On December  2, 1997,  the  Company's  Board of  Directors  approved a new Stock
Option Plan ("Plan")  which was amended in 2001 and provides for the granting of up to three million shares to employees.  Under this Plan, the Company may grant options  to  employees,  officers  or  directors  of  the  Company  at  variable percentages  of the  market  value of stock at the date of grant.  No  incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders  approved the
Plan in 1998. A total of 424,000, 477,000 and 400,000 options were granted under this Plan during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2003,  2002 and 2001 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma  amounts  as  displayed  in Notes to  Financial  Statements,  Note 2 -
Summary of Significant Accounting Policies.

Expense  relating to options  granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the  Black-Scholes  pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes  pricing model to determine the fair value of
stock  options  granted  during  the  periods   presented  using  the  following
assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%;  expected stock price  volatility  ranging between 67.9% and 120% for the year ended  December 31, 2003,  ranging  between  108.0% and 119.2% for the year ended December 31, 2002 and 58.9% for the year ended December 31, 2001; expected dividend  yield of 0% and risk-free  interest rate of between 3.37% and 4.5% for the year ended  December 31, 2003,  expected  dividend yield of 0% and risk-free interest rate ranging  between  4.06% and 4.51% for the year ended  December 31,
2002,  expected dividend yield of 1.5% and risk-free  interest rate of 4.36% for the year ended December 31, 2001, based on the expected life of the option.  The impact of applying SFAS No. 123 in this pro forma  disclosure is not  indicative of the  impact on future  years'  reported  net  income as SFAS No. 123 does not apply to stock options

granted prior to the beginning of fiscal year 1996 and additional  stock options awards are anticipated in future years. All options were immediately vested upon grant.

A summary of the status of the Company's  stock options and warrants  granted to both  employees and  non-employees  as of December 31, 2003,  2002, and 2001 and changes during the years then ended is presented below:

YEAR ENDED DECEMBER 31, 2003:

                                              Employees                  Non-Employees                   Total
                                      ------------------------       ---------------------        ----------------------
                                                      Weighted                    Weighted                      Weighted
                                                       Average                     Average                       Average
                                         Shares       Exercise       Shares       Exercise        Shares        Exercise
                                         (,000)         Price        (,000)         Price         (,000)         Price
                                      ----------------------------------------------------------------------------------
Options/warrants outstanding
   at beginning of period                  3,363        $4.45          900          $8.86          4,263         $5.38
Additions/deductions:
   Granted                                  394          8.11          280           9.35           674           8.63
   Exercised                                 16          0.83           35           1.00            51           0.95
   Cancelled                                255          5.35           30           3.25           285           5.13
                                      ----------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                        3,486        $4.82         1,115         $9.38          4,601         $5.92
                                      ----------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                        3,486                      1,115                        4,601
                                      ==================================================================================
Weighted average fair value of
   Grants                                  $4.78                      $1.63                        $3.47
Price range of options/warrants
   Exercised                           $0.81 - $1.26              $0.81  -  $1.26                $0.81 - $1.26
Price range of options/warrants
   outstanding                        $0.81 - $10.00             $0.81  -  $11.50               $0.81 - $11.50
Price range of options/warrants
   exercisable                        $0.81 - $10.00              $0.81 -  $11.50               $0.81 - $11.50

YEAR ENDED DECEMBER 31, 2002:

                                              Employees                  Non-Employees                   Total
                                      ------------------------       ---------------------        ----------------------
                                                      Weighted                    Weighted                      Weighted
                                                       Average                     Average                       Average
                                         Shares       Exercise       Shares       Exercise        Shares        Exercise
                                         (,000)         Price        (,000)         Price         (,000)         Price
                                      ----------------------------------------------------------------------------------
Options/warrants outstanding
   at beginning of period                  3,009        $4.32         1,005         $6.73          4,014         $4.92
Additions/deductions:
  Granted                                   432          5.26         1,045          8.12          1,477          7.28
  Exercised                                  58          1.68          800           4.72           858           4.51
  Cancelled                                  20          9.84          350          10.00           370          10.00
                                      ----------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                        3,363        $4.45          900          $8.86          4,263         $5.38
                                      ----------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                        3,363                       900                         4,263
                                      ==================================================================================
Weighted average fair value of
   grants                                  $4.34                      $0.84                        $1.87
Price range of options/warrants
   Exercised                            $0.81 - $5.13               $1.75 - $6.50                $0.81 - $6.50
Price range of options/warrants
   Outstanding                         $0.81 - $10.00              $0.81 - $11.50               $0.81 - $11.50
Price range of options/warrants
   exercisable                         $0.81 - $10.00              $0.81 - $11.50               $0.81 - $11.50

YEAR ENDED DECEMBER 31, 2001:

                                              Employees                  Non-Employees                   Total
                                      ------------------------       ---------------------        ----------------------
                                                      Weighted                    Weighted                      Weighted
                                                       Average                     Average                       Average
                                         Shares       Exercise       Shares       Exercise        Shares        Exercise
                                         (,000)         Price        (,000)         Price         (,000)         Price
                                      ----------------------------------------------------------------------------------
Options/warrants outstanding
   at beginning of period                  2,747        $4.68         1,370         $5.42          4,117         $4.93
Additions/deductions:
  Granted                                   355          1.26           45           1.26           400           1.26
  Exercised                                  --           --            --             --            --            --
  Cancelled                                  93          3.35          410           1.75           503           2.05
                                      ----------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                        3,009        $4.32         1,005         $6.73          4,014         $4.92
                                      ----------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                        3,009                      1,005                        4,014
                                      ==================================================================================
Weighted average fair value of
   grants                                  $0.69                      $0.69                        $0.69
Price range of options/warrants
   Exercised                                 --                          --                          --
Price range of options/warrants
   outstanding                         $0.81 - $10.00              $0.81 - $10.00               $0.81 - $10.00
Price range of options/warrants
   exercisable                         $0.81 - $10.00              $0.81 - $10.00               $0.81 - $10.00

The following table summarizes  information about stock options  outstanding and stock options  exercisable,  as granted to both employees and non-employees,  at
December 31, 2003:

                                        Employees                                             Non-Employees
                                        ---------                                             -------------

                                         Weighted
                                         Average                                                  Weighted
   Range of                             Remaining                                                 Average            Weighted
   Exercise               Number       Contractual    Weighted Average          Number           Remaining           Average
    Prices             Outstanding        Life         Exercise Price        Outstanding     Contractual Life     Exercise Price
--------------------------------------------------------------------------------------------------------------------------------
$0.81 - $2.50           1,627,500          4.3              $1.62                35,000             7.4              $1.00
$5.13 - $9.68           1,523,500          7.0              $7.09               580,000             1.3              $8.70
$10.00 - $11.50           335,000          3.3             $10.00               500,000             1.8              $10.75
                      -----------                                           -----------
                        3,486,000                                             1,115,000
                      ===========                                           ===========

Options and warrants  outstanding as of December 31, 2003,  2002 and 2001 expire from March 7, 2004 through October 29, 2013, depending upon the date of grant.

During  1999,  the  Company  implemented  a  defined  contribution  plan for its employees.  The Company's contribution to the plan is based on the amount of the employee plan contributions. The Company's contribution cost to the plan in 2003 and 2002 was approximately $201,000 and $179,000, respectively.

NOTE 11 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
December  31,  2003,  4,159,191  shares  have  been  repurchased  at a  cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during either 2003 or 2002, an amount of 30,000 shares were  repurchased  during
2001 at a cost to the Company of $30,131.

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of
March 7, 2002 for a term of twelve months,  but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by Forrester to the Company, the Company granted to Forrester, or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock.  The  Company's  financial  statements  reflect a  $1,125,000  (restated)
non-cash  charge in 2002  resulting  from the granting and  exercising  of these warrants.  The warrants have three exercise prices, 500,000 warrants exercisable at $6.50 per share,  which were  exercised in May 2002  resulting in cash to the
Company in the amount of $3,250,000,  250,000 warrants  exercisable at $8.50 per share, and 250,000  warrants  exercisable at $11.50 per share. The warrants were initially  exercisable  until the  earlier to occur of (i) March 6, 2003 or (ii)
the termination of the Consulting Agreement.

On December 7, 2002, Forrester commenced an action by a Writ of Summons filed in the Court of Common Pleas of Bucks County,  PA against The Quigley  Corporation.
No Complaint  was filed  detailing  the claim of  Forrester  against The Quigley
Corporation.  This action was terminated  with prejudice by Forrester as part of its Amended and Restated  Warrant  Agreement (the "Amended  Agreement)  with The
Quigley  Corporation  on February 2, 2003  whereby  certain  warrants  that were scheduled to expire on March 7, 2003 were extended to March 7, 2004 (warrants to purchase 250,000 shares at $8.50; warrants to purchase 250,000 shares at $11.50)
are  no  longer  cancelable  by the  Company.  As an  additional  part  of  this agreement, Forrester was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.  As a result of this  Amended
Agreement the Company recorded a further non-cash charge of $975,000  (restated)
in the  fourth  quarter of 2002,  amounting  to a total  expense of  $2,100,000,
classified  as   administrative   expense  in  the  Consolidated   Statement  of
Operations,  relating to this warrant agreement in 2002. Additionally,  $975,000 is  reflected in the  Consolidated  Balance  Sheet at December  31, 2002,  which represented  the value of the  unexercised  warrants  and is included in accrued liabilities. On March 7, 2003 this liability was converted to equity.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2003, 2002 and
2001,  of  $255,078,  $236,304  and  $218,456,  respectively.  The  Company  has approximate future obligations over the next five years as follows:

                         Research and        Property
          Year            Development         Leases            Total
          -------------------------------------------------------------
          2004            $1,500,000         $212,000        $1,712,000
          2005                    --          198,000           198,000
          2006                    --           98,000            98,000
          2007                    --           57,000            57,000
          2008                    --               --                --
          -------------------------------------------------------------
          Total           $1,500,000         $565,000        $2,065,000
          -------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2004.

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

The expenses for the respective periods relating to such agreements  amounted to
$1,805,294,  $1,421,475  and  $1,399,847,  for the twelve  months  periods ended
December  31,  2003,  2002 and 2001,  respectively.  Amounts  accrued  for these expenses at December 31, 2003 and December 31, 2002 were  $915,109 and $603,387, respectively.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement  during the twelve months  periods ended  December 31, 2003,  2002 and
2001 were $880,091,  $678,454 and $448,647  respectively.  Amounts payable under such  agreement  at December  31, 2003 and  December  31, 2002 were  $68,388 and
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
Amounts  paid or payable  under such  agreement  during the twelve  month period ended December 31, 2003 were $26,613,  and zero in the 2002 and 2001  comparable periods.  An amount of $1,613  relating to this agreement was accrued or payable at December 31, 2003.

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

Discovery  has been  completed  and trial has been  scheduled to commence in May
2004.  The Company is  vigorously  defending  this lawsuit and believes that the action lacks merit.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

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

The Company believed that the plaintiffs'  claims were without merit,  barred by the applicable  statutes of  limitations,  and that the plaintiffs  were, in any event, limited to claims for approximately 36,000 shares.

The Company vigorously  defended this lawsuit through trial during January 2004, when a jury  returned a unanimous  verdict in favor of the Company.  Thereafter, the plaintiffs  filed a motion for  post-trial  relief as a first step toward an appeal, which the Company regards as without merit and will oppose. Although the
Company  regards any effort by  plaintiffs  to pursue an appeal as lacking merit and based upon the  information  the Company has at this time,  it believes  the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome of this appeal can be made.

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
Based upon the  information the Company has at this time, it believes the action will not  have a  material  impact  to the  Company.  However,  at this  time no prediction as to the outcome can be made.

NOTE 13 - TERMINATED LEGAL PROCEEDINGS

                        MIKE FORAN VS. INNERLIGHT, INC.,
                         DARIUS INTERNATIONAL, INC., AND
                             THE QUIGLEY CORPORATION

On August 1, 2003, an action was filed with the American Arbitration Association by Mike Foran  against  Innerlight  Inc.,  a wholly owned  subsidiary  of Darius
International  Inc., which is a wholly owned subsidiary of the Company.  After a hearing  before the  United  States  District  Court for the  District  of Utah,
Central Division,  Foran withdrew his complaint against The Quigley  Corporation and the matter was remanded to arbitration.  Discovery began on December 1, 2003 and was  completed  on  December  22,  2003.  Based on the  discovery  of all of
defendants'  documents  and  defendants'   depositions  and  after  interviewing
Innerlight  Inc.'s  witnesses,  the Company  upon advice of counsel  settled the action for $290,000 and reinstated Foran as an independent representative.

Negotiations  leading to  settlement  were  completed by December 31, 2003 and a
Settlement  Agreement  was entered  effective  January 18, 2004.  As part of the
Settlement  Agreement,  Mr. Foran completely released  Innerlight,  Inc. and The
Quigley  Corporation from any claim arising out of the action  instituted by him on August 1, 2003 and also any  claim he may have  asserted  against  Innerlight
Inc. or The Quigley Corporation.

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

On the 3rd day of July, 2003, the Contra Costa County Superior Court upon Motion of The  Quigley  Corporation  issued a Summary  Judgment in favor of The Quigley
Corporation.  On October  24,  2003,  Intervention  Inc.  filed an appeal to the
California  Court of Appeals  from the Summary  Judgment  issued in favor of The
Quigley Corporation. In March 2004, the appeal was withdrawn, with prejudice.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary  course of business,  the Company has sales  brokerage and other arrangements with entities whose major stockholders are also stockholders of The
Quigley Corporation, or are related to a major stockholder, officer and director of the Company. Commissions and other items expensed under such arrangements for the twelve months periods ended  December 31, 2003,  2002 and 2001 were zero and
$36,979  and   $160,034,   and  are  included  in  sales  and   marketing,   and
administration  expense   classifications  in  the  Consolidated  Statements  of
Operations.  Amounts  payable  under such  agreements  at December  31, 2003 and
December 31, 2002 were zero.

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
of this agreement on May 31, 2005.  For the years ended December 31, 2003,  2002 and 2001, amounts of $889,340, $692,766 and $651,614, respectively, were paid or payable under such founder's commission  agreements.  Amounts payable under such
agreements   at  December  31,  2003  and  2002  were   $456,748  and  $301,695,
respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $369,000,  $309,493 and $281,250  have been paid to a related  entity  during  2003,  2002 and 2001, respectively to assist with the regulatory aspects of obtaining such licenses.

NOTE 15 - RESTATEMENT

During 2003, the Company  changed its accounting for certain  warrants issued in
2002 in  exchange  for  services.  Due to a  cancellation  clause in the warrant agreement,  the warrants should have been treated as  contingently  issuable and subject to  variable  accounting,  rather  than the fixed  accounting  initially applied.  The 2002  consolidated  financial  statements  have been  restated  to reflect the accounting for these warrants.  The restatement had no effect on the net loss for the year ended December 31, 2002.  The effects of this  restatement are summarized below.

                                                              As Previously
                                                                 Reported          As Restated
                                                              ---------------------------------
      BALANCE SHEET
         Accrued consulting                                     $ 1,673,000        $   975,000
         Total current liabilities                                6,512,139          5,814,139
         Additional paid-in-capital                              32,592,222         33,290,222
         Total stockholders' equity                              18,422,817         19,120,817

NOTE 16 - QUARTERLY INFORMATION (UNAUDITED)

The Company has restated its 2002 consolidated  financial statements in order to properly reflect the accounting for certain warrants issued in 2002.

                                                                                Quarter Ended
                                                        ----------------------------------------------------------------
                                                         March 31,         June 30,        September 30,    December 31,
                                                        ----------------------------------------------------------------
      2003
      Net Sales                                         $8,191,092        $7,004,580        $9,912,227      $16,391,264
      Gross Profit                                       3,694,110         2,765,589         4,487,847        9,063,854
      Administration                                     2,441,720         2,311,887         2,046,915        3,043,324
      Operating expenses                                 4,616,219         3,849,747         4,372,646        6,537,250
      Income (loss) from operations                       (922,109)       (1,084,158)          115,201        2,526,604
      Income (loss) from continuing operations            (892,212)       (1,055,141)          134,129        2,542,147
      Net Income (loss)                                  ($946,561)      ($1,055,141)         $134,129       $2,542,147

      Basic EPS
         Income (loss) from continuing operations           ($0.08)           ($0.09)            $0.01            $0.22
         Net Income (loss)                                  ($0.08)           ($0.09)            $0.01            $0.22
      Diluted EPS
         Income (loss) from continuing operations           ($0.08)           ($0.09)            $0.01            $0.17
           Net Income (loss)                                ($0.08)           ($0.09)            $0.01            $0.17

                                                                 Quarter Ended                      Quarter Ended
                                                                   March 31                           June 30
                                                       ------------------------------      -----------------------------
                                                       As Previously                       As Previously
      2002                                                Reported        As Restated        Reported        As Restated
                                                       -----------------------------------------------------------------

      Net Sales                                         $4,984,532        $4,984,532        $5,053,622       $5,053,622
      Gross Profit                                       2,438,036         2,438,036         1,627,890        1,627,890
      Administration                                     2,514,847         3,969,847         1,735,878        1,390,878
      Operating expenses                                 4,212,159         5,667,159         2,999,511        2,654,511
      Income (loss) from operations                     (1,774,123)       (3,229,123)       (1,371,622)      (1,026,622)
      Income (loss) from continuing operations          (1,735,759)       (3,190,759)       (1,333,979)        (988,979)
      Net Income (loss)                                ($1,700,768)      ($3,155,768)      ($1,450,220)      (1,105,220)

      Basic EPS
         Income (loss) from continuing operations           ($0.16)           ($0.30)           ($0.12)          ($0.10)
         Net Income (loss)                                  ($0.16)           ($0.30)           ($0.13)          ($0.10)
      Diluted EPS
         Income (loss) from continuing operations           ($0.16)           ($0.30)           ($0.12)          ($0.10)
           Net Income (loss)                                ($0.16)           ($0.30)           ($0.13)          ($0.10)

                                                               Quarter Ended                       Quarter Ended
                                                               September 30                         December 31
                                                       ------------------------------     ------------------------------
                                                       As Previously                      As Previously
      2002                                               Reported         As Restated        Reported       As Restated
                                                       -----------------------------------------------------------------

      Net Sales                                         $7,834,325        $7,834,325       $11,399,301      $11,399,301
      Gross Profit                                       3,111,062         3,111,062         5,034,822        5,034,822
      Administration                                     1,987,058         1,367,058         3,653,978        3,163,978
      Operating expenses                                 3,441,779         2,821,779         6,842,777        6,352,777
      Income (loss) from operations                       (330,717)          289,283        (1,807,954)      (1,317,954)
      Income (loss) from continuing operations            (288,853)          331,147        (1,773,512)      (1,283,512)
      Net Income (loss)                                  ($500,395)         $119,605       ($2,803,075)     ($2,313,075)

      Basic EPS
         Income (loss) from continuing operations           ($0.03)            $0.03            ($0.16)          ($0.12)
         Net Income (loss)                                  ($0.05)            $0.01            ($0.26)          ($0.21)
      Diluted EPS
         Income (loss) from continuing operations           ($0.03)             0.02            ($0.16)          ($0.12)
           Net Income (loss)                                ($0.05)             0.01            ($0.26)          ($0.21)

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

                     FOURTH QUARTER SEGMENT DATA (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------------
As of and for the three months                         Health and          Ethical
ended December 31, 2003             Cold Remedy         Wellness        Pharmaceutical          Other             Total
--------------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                          $11,040,653        $5,350,611               --                  --        $16,391,264
  Inter-segment                               --                --               --                  --                 --
Segment operating profit (loss)        3,239,962            54,325        ($767,681)                 --          2,526,606
Depreciation                              83,349            41,504               --                  --            124,853
Capital expenditures                      98,476            46,432               --                  --            144,908
Total assets                         $24,892,338        $3,881,970               --         ($2,504,549)       $26,269,759

--------------------------------------------------------------------------------------------------------------------------
As of and for the three months
ended December 31, 2002                                 Health and         Ethical
(Restated Note-15)                   Cold Remedy         Wellness       Pharmaceutical          Other             Total
--------------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                           $6,782,664        $4,616,637                 --                --        $11,399,301
  Inter-segment                               --                --                 --                --                 --
Segment operating profit (loss)       (1,020,196)          172,362          ($485,590)          $15,470         (1,317,954)
Depreciation                              72,091            40,811                 --                --            112,902
Capital expenditures                     119,432            28,921                 --                --            148,353
Total assets                         $26,223,476        $1,401,867                 --       ($2,690,387)       $24,934,956

--------------------------------------------------------------------------------------------------------------------------
As of and for the three months                         Health and          Ethical
ended December 31, 2001              Cold Remedy        Wellness        Pharmaceutical          Other             Total
--------------------------------------------------------------------------------------------------------------------------

Revenues
  Customers                            $6,536,445       $1,763,209               --                  --         $8,299,654
  Inter-segment                                --               --               --                  --                 --
Segment operating profit (loss)         1,893,169         (354,104)       ($161,182)                 --          1,377,883
Depreciation                               67,485           20,477               --                  --             87,962
Capital expenditures                       21,512           34,432               --                  --             55,944
Total assets                          $26,726,729         $826,946               --         ($2,797,880)       $24,755,795

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

/s/ Guy J. Quigley                                              March 26, 2004
--------------------------------------------------------        --------------
Guy J. Quigley, Chairman of the Board,                               Date
(President, Chief Executive Officer)

/s/ George J. Longo                                             March 26, 2004
--------------------------------------------------------        --------------
George J. Longo, Vice President, Chief Financial Officer             Date
(Principal Financial and Accounting Officer)

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and
Stockholders of The Quigley Corporation

In our opinion,  the  accompanying  consolidated  balance sheets and the related consolidated  statements of  operations,  stockholders'  equity,  and cash flows present fairly, in all material respects,  the financial position of The Quigley
Corporation and its  subsidiaries at December 31, 2003 and 2002, and the results of their  operations  and their  cash  flows for each of the three  years in the period  ended  December  31,  2003  in  conformity  with  accounting  principles generally accepted in the United States of America.  These financial  statements are the  responsibility of the Company's  management;  our  responsibility is to express  an  opinion  on these  financial  statements  based on our  audits.  We conducted our audits of these  statements in accordance with auditing  standards generally  accepted in the United States of America,  which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements,  assessing the accounting  principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

As further  discussed  in Note 15, the  Company's  2002  consolidated  financial statements have been restated to revise the accounting for certain warrants.

/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 26, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Based on their  evaluation,  as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and
15d-14 under the Securities Exchange Act of 1934) are effective. There have been no  significant  changes in  internal  controls or in other  factors  that could significantly  affect these controls subsequent to the date of their evaluation, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2004 Annual Meeting of Stockholders.

                                      -22-

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

            10.8    United States  Exclusive  Supply  Agreement  dated March 17,
                    1997  (Portions  of this  exhibit are omitted and were filed separately with the Securities  Exchange Commission pursuant
                    to  the  Company's   application   requesting   confidential
                    treatment  in  accordance  with Rule 406 of  Regulation C as promulgated  under the Securities Act of 1933,  incorporated by reference  to Exhibit  10.5 of Form SB-2 dated  September
                    29, 1997). See exhibit 10.18.

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

                                      -23-

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

            10.18*  Third Amendment to Untied States Exclusive Supply Agreement.

            23.1*   Consent   of    PricewaterhouseCoopers    LLP,   Independent
                    Accountants, dated March 26, 2004.

            31.1*   Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

            31.2*   Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

            32.1*   Certification  of the President and Chief Executive  Officer
                    pursuant to 18 U.S.C.  1350, as adopted  pursuant to Section
                    906 of the Sarbanes-Oxley Act of 2002.

            32.2*   Certification of the Chief Financial  Officer pursuant to 18
                    U.S.C.  1350,  as  adopted  pursuant  to  Section 906 of the
                    Sarbanes-Oxley Act of 2002.

       *    Filed herewith

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

                                      -24-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUIGLEY CORPORATION

/s/ Guy J. Quigley                                               March 30, 2004
-------------------------------------------------                --------------
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

Signature                                         Title                                      Date
---------                                         -----                                      ----

/s/ Guy J. Quigley                 Chairman of the Board, President,                    March 30, 2004
Guy J. Quigley                     Chief Executive Officer and Director

/s/ Charles A. Phillips            Executive Vice President, Chief Operating            March 30, 2004
Charles A. Phillips                Officer and Director

/s/ George J. Longo                Vice President, Chief Financial                      March 30, 2004
George J. Longo                    Officer and Director (Principal
                                   Financial and Accounting Officer)

/s/ Jacqueline F. Lewis            Director                                             March 30, 2004
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum          Director                                             March 30, 2004
Rounsevelle W. Schaum

/s/ Stephen W. Wouch,              Director                                             March 30, 2004
Stephen W. Wouch,

                                      -25-