Form 10-Q
period 2004-03-31
QUIGLEY CORP
filed 2004-05-12
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X)

      QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934.

      For the quarterly period ended  MARCH 31, 2004
                                      ---------------

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
      --------------------------------------------------------------------
      (Address of Principal Executive Offices)                  (Zip Code)

                                 (215) 345-0919
                       ----------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. [X] Yes [ ] No

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock as of the latest  practicable  date (all of one class of $.0005 par value Common Stock). As of April 28, 2004 there were 11,515,255 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                       PAGE NO.
        PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements                            3-17

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations               18-22

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk                                                    22

Item 4.     Controls and Procedures                                        22

        PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                           22-23

Item 2.     Changes in Securities and Use of Proceeds                      23

Item 3.     Defaults Upon Senior Securities                                23

Item 4.     Submission of Matters to a
            Vote of Security Holders                                       23

Item 5.     Other Information                                              23

Item 6.     Exhibits and Reports on Form 8-K                               23

Signatures                                                                 24

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS                                           March 31, 2004    December 31,
                                                                                (Unaudited)        2003
                                                                              --------------    -------------
CURRENT ASSETS:

   Cash and cash equivalents                                                   $ 15,586,602      $ 11,392,089
   Accounts receivable (net of doubtful accounts of $515,753 and $808,812)        2,077,575         7,861,883
   Inventory                                                                      3,954,475         3,752,903
   Prepaid expenses and other current assets                                        464,772           733,597
                                                                               ------------      ------------
       TOTAL CURRENT ASSETS                                                      22,083,424        23,740,472
                                                                               ------------      ------------

PROPERTY, PLANT AND EQUIPMENT - net                                               2,337,791         2,418,159
                                                                               ------------      ------------

OTHER ASSETS:
   Goodwill                                                                          30,763            30,763
   Other assets                                                                     133,326            80,365
                                                                               ------------      ------------
       TOTAL OTHER ASSETS                                                           164,089           111,128
                                                                               ------------      ------------

TOTAL ASSETS                                                                   $ 24,585,304      $ 26,269,759
                                                                               ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                            $    670,978      $    524,136
   Accrued royalties and sales commissions                                          845,347         1,594,457
   Accrued advertising                                                              846,608         1,354,536
   Other current liabilities                                                      2,145,787         2,009,989
                                                                               ------------      ------------
       TOTAL CURRENT LIABILITIES                                                  4,508,720         5,483,118
                                                                               ------------      ------------

 MINORITY INTEREST                                                                   57,563              --

COMMITMENTS AND CONTINGENCIES  (NOTE 11)

STOCKHOLDERS' EQUITY:

   Common stock, $.0005 par value; authorized 50,000,000;
     Issued: 16,161,308 and 16,149,079 shares                                         8,080             8,074
   Additional paid-in-capital                                                    34,295,454        34,281,449
   Retained earnings                                                             10,903,646        11,685,277
   Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                (25,188,159)      (25,188,159)
                                                                               ------------      ------------
       TOTAL STOCKHOLDERS' EQUITY                                                20,019,021        20,786,641
                                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 24,585,304      $ 26,269,759
                                                                               ============      ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended
                                               March 31, 2004    March 31, 2003
                                               --------------    --------------

NET SALES                                        $  9,605,617      $  8,191,092
                                                 ------------      ------------

COST OF SALES                                       5,085,374         4,496,982
                                                 ------------      ------------

GROSS PROFIT                                        4,520,243         3,694,110
                                                 ------------      ------------

OPERATING EXPENSES:
      Sales and marketing                           1,623,066         1,527,530
      Administration                                2,750,499         2,441,720
      Research and development                        947,002           646,969
                                                 ------------      ------------
TOTAL OPERATING EXPENSES                            5,320,567         4,616,219
                                                 ------------      ------------

LOSS FROM OPERATIONS                                 (800,324)         (922,109)

INTEREST AND OTHER INCOME                              18,693            29,897
                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES         (781,631)         (892,212)
                                                 ------------      ------------

INCOME TAXES                                             --                --
                                                 ------------      ------------

LOSS FROM CONTINUING OPERATIONS                      (781,631)         (892,212)

DISCONTINUED OPERATIONS:
  Loss from discontinued operations                      --             (54,349)

                                                 ------------      ------------
NET LOSS                                         ($   781,631)     ($   946,561)
                                                 ============      ============

BASIC EARNINGS PER COMMON SHARE:
  Loss from continuing operations                ($      0.07)     ($      0.08)
  Loss from discontinued operations                      --                --
                                                 ------------      ------------
  Net loss                                       ($      0.07)     ($      0.08)
                                                 ============      ============
                                                 ============      ============

DILUTED EARNINGS PER COMMON SHARE:
  Loss from continuing operations                ($      0.07)     ($      0.08)
  Loss from discontinued operations                      --                --
                                                 ------------      ------------
  Net loss                                       ($      0.07)     ($      0.08)
                                                 ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                        11,510,687        11,456,617
                                                 ============      ============

      Diluted                                      11,510,687        11,456,617
                                                 ============      ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (UNAUDITED)

                                                         Three Months Ended
                                                    March 31, 2004    March 31, 2003
                                                    --------------    --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES            $  4,218,445      $    342,843
                                                     ------------      ------------

INVESTING ACTIVITIES:
  Capital expenditures                                    (37,943)          (58,603)
                                                     ------------      ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                              (37,943)          (58,603)
                                                     ------------      ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants           14,011
                                                     ------------      ------------

NET CASH FLOWS PROVIDED BY FINANCING
  ACTIVITIES                                               14,011
                                                     ------------      ------------

NET CASH PROVIDED BY DISCONTINUED
  OPERATIONS                                                 --             133,714
                                                     ------------      ------------

NET INCREASE IN CASH                                    4,194,513           417,954

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                               11,392,089        12,897,080
                                                     ------------      ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                      $ 15,586,602      $ 13,315,034
                                                     ============      ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public,  and the research and  development  of potential  prescription  products.  The Company is organized  into three  business  segments  which are,  Cold  Remedy,  Health and
Wellness,  and Ethical  Pharmaceutical.  For the fiscal periods  presented,  the
Company's revenues have come from the Company's Cold Remedy business segment and the Health and Wellness business segment.

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
This product and extensions are presently being marketed by the Company and also through  independent  brokers and marketers in the United States under the trade name Cold-Eeze(R). A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science,  Hanover, New Hampshire,  concluded that the lozenge formulation  treatment,  initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

On July 15, 1996,  results of a new randomized  double-blind  placebo-controlled study on the common cold were published which commenced at the CLEVELAND  CLINIC
FOUNDATION  on October 3, 1994.  The study called "ZINC  GLUCONATE  LOZENGES FOR
TREATING THE COMMON COLD" was  completed and published in the ANNALS OF INTERNAL
MEDICINE - VOL. 125 NO. 2. Using a 13.3mg  lozenge  (almost half the strength of the  lozenge  used in the  Dartmouth  Study),  the  result  still  showed  a 42%
reduction in the duration of the common cold symptoms.

In April 2002, the Company announced the statistical  results of a retrospective clinical  study that suggests that  Cold-Eeze(R)  is also an effective  means of preventing  the common cold.  This  adolescent  study  indicated that when taken daily  Cold-Eeze(R)  statistically  lessens  the  number of colds an  individual suffers per year,  reducing the median from 1.5 to zero.  These findings are the result of analyzing three years of clinical data at the Heritage School facility in Provo,  Utah.  The study also found that the use of  Cold-Eeze(R)  to treat a cold statistically reduces the use of antibiotics for respiratory illnesses from
39.3% to 3.0%  when  Cold-Eeze(R)  is  administered  as a first  line  treatment approach to the common cold.  Additionally,  the study  reinforces  the original clinical trials,  concluding that Cold-Eeze(R)  reduces the median duration of a cold by four days. In April 2002, the Company was assigned a Patent  Application which was filed with the Patent Office of the United States Commerce  Department
for the use of  Cold-Eeze(R)  as a  prophylactic  for cold  prevention.  The new patent  application  follows the results of the adolescent study at the Heritage
School  facility.  In May 2003,  the Company  announced the study  findings of a prospective study,  conducted at the Heritage School facility in Provo, Utah, in which 178 children  ages 12 to 18 years were given  Cold-Eeze(R)  lozenges  both symptomatically and  prophylactically  from October 5, 2001 to May 30, 2002. The study found a 54% reduction in the most frequently observed cold duration. Those subjects not receiving treatment most frequently experienced symptom duration at
11 days compared with 5 days when lozenges were  administered,  a reduction of 6 days.

In the second half of 1998, the Company  launched  Cold-Eeze(R)  in a sugar free version of the product to benefit  diabetics and other consumers  concerned with their sugar intake.

The business of the Company is subject to federal and state laws and regulations adopted  for  the  health  and  safety  of  users  of  the  Company's  products.
Cold-Eeze(R)  is a homeopathic  remedy that is subject to regulations by various federal,  state and local  agencies,  including  the United States Food and Drug
Administration ("FDA") and the Homeopathic Pharmacopoeia of the United States.

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

Within the framework of a direct selling business environment,  Darius sells its products through a network of independent representatives, who are not employees of Darius.  These purchases by the independent  representatives  may be used for
personal   consumption  or  used  for  resale  to  consumers.   The  independent
representatives receive compensation for sales achieved by means of a commission structure  or  compensation  plan  based on their  product  sales  and  those of
independent   representatives   within  their  down-line  network.   Independent
representatives  pay for product prior to shipment therefore accounts receivable balances at any time are negligible.

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

o    To  maintain  a  reliable   information   technology  system  and  internet
     capability.  The  Company has  expended  significant  resources  on systems enhancements  in the past  and  will  continue  to do so to  ensure  prompt
     customer  response  times,   business  continuity  and  reliable  reporting
     capabilities.  Any  interruption to computer systems for an extended period of time could be harmful to the business;

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

Pharma is currently  undergoing research and development  activity in compliance with regulatory requirements. During the course of its research and development, certain  formulae  have led to three  patents and several  patent  applications, which the Patent Office of the United States  Commerce  Department has confirmed the assignment to the Company.  The Company,  through Pharma,  is at the initial stages of what may be a lengthy  process to  develop  these  patents  and patent applications into commercial products.

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

Since the majority of the Company's  formulations'  components  are derived from natural sources or are GRAS listed (Generally Regarded As Safe) as identified in the Code of Federal  Regulations,  FDA approval  could  potentially  be obtained earlier than what is normally required in the FDA process.

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

     o    A Patent Application entitled  "Composition and Method for Prevention,
          Reduction  and Treatment of Radiation  Dermatitis"  was filed with the
          Patent Office of the United  States  Commerce  Department.  In January
          2004,  the Company  announced that it received a "Notice of Allowance"
          from the United  States  Patent and  Trademark  Office  following  the patent application.  A "Notice of Allowance" is sent by the Patent and
          Trademark  Office "if, on examination,  it appears that an application is entitled to a patent under the law"

     o    In September  2002,  the Company  filed a foreign  patent  application entitled "Method and Composition for the Topical Treatment of Diabetic
          Neuropathy" in Europe and other foreign markets.

In April 2002, the Company initiated a Phase II Proof of Concept Study in France for treatment of diabetic neuropathy, which was concluded in 2003. In April 2003 the Company announced that an independently  monitored  analysis of the Phase II
Proof of Concept Study concluded that subjects using this formulation had 67% of their  symptoms  improve,  suggesting  efficacy.  In  March  2004,  the  Company announced  that it had completed its first meeting at the United States Food and
Drug  Administration  ("FDA") prior to submitting the Company's  Investigational
New Drug ("IND") application for the relief of symptoms of diabetic  symmetrical peripheral  neuropathy.  The FDA's  pre-IND  meeting  programs  are  designed to provide sponsors with advance guidance and input on drug development programs.

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
In January 2004, a broad  anti-viral  compound was determined to be effective in in-vitro and in-vivo studies for  applications  such as Influenza A&B, SARS, and
Herpes Simplex 1 and since this Sialorrhea  formulation is a derivative compound of the anti-viral  formulation,  ongoing testing for this Sialorrhea compound is being reconsidered and probably will be discontinued.

In September 2003, the Company announced its intention to file for permission to study its  patent  pending  potential  treatment  for  psoriasis  and other skin disorders.  Continued  testing will therefore have to be conducted  under an IND application following positive preliminary results.

In December 2003, the Company  announced  positive test results of a preliminary independent  in vitro  study  indicating  that a test  compound  of the  Company previously tested on the Influenza virus showed "significant  virucidal activity against a strain of the Severe  Acute  Respiratory  Syndrome  (SARS)  virus." In
January  2004 the  Company  announced  that it intends to  conduct  two  further studies. The first study is intended to repeat the previously announced results, which  demonstrated  the  compound to be 100  percent  effective  in  preventing non-infected  ferrets in close  proximity  to an infected  ferret from  becoming infected with the influenza A virus. The second study is a dose ranging study on the test compound.  Upon dosage determination and confirmation results from this forthcoming  animal  model study,  a human proof of concept  study using a virus challenge with  Influenza A virus in a quarantine  unit can be the next step. In
January 2004 the Company also reported that its compound has shown virucidal and virustatic  activity against the strain 3B of the Human  Immunodeficiency  Virus
Type 1 (HIV-1) in an in-vitro study. Based on these results, the Company intends to proceed with a confirmatory in-vitro study with additional dilution levels to fully explore the capabilities of the compound. Should the new study confirm the previous results,  animal model studies will be considered as a next step in the developmental process.

In April 2004, the Company announced the results of a preliminary,  pre-clinical animal study,  which measured the effect of its proprietary,  patent applied for formulation  against  the effects of ionizing  (nuclear)  radiation.  This study determined that parenteral (injection)  administration of the study compound was protective against the effects of a lethal,  whole body ionizing radiation dose, in a mouse model. This compound is being  investigated to potentially reduce the effects of radiation on humans.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  Effective  March 31, 2004, the financial  statements  include consolidated  variable  interest  entities  ("VIEs") of which the Company is the primary beneficiary (See Note 7).

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made. Prior period amounts have been reclassified to conform with this presentation.

On January 2, 2001,  the Company  acquired  certain  assets and assumed  certain liabilities of a privately held company, located in Utah, involved in the direct marketing and  distribution of health and wellness  products.  This  acquisition required  cash  payments  that  approximated  $110,000 and 50,000  shares of the
Company's stock issued to the former owners of the net assets acquired.  The net assets  acquired  included  assets  totaling  $536,000 and  liabilities  assumed approximating  $416,000.  Also required were payments  totaling $540,000 for the use of  product  formulations;  consulting;  confidentiality  and a  non-compete agreement. To maintain the continuous application of these arrangements, fees of
5% on net sales  collected must be paid to the former owners and are expensed as incurred. The operating results have been included in the Company's Consolidated
Statements of Operations from the date of acquisition. Prior to January 1, 2002, the excess of cost over net assets  acquired had been subject to amortization on a straight-line basis over a period of 15 years. Subsequent to 2001, the account will only be reduced if the carrying amount becomes impaired.

During 2000, the Company acquired a 60% ownership  position in CPNP. In December
2002,  the Board of  Directors of the Company  approved a plan to sell CPNP.  On
January 22, 2003,  the Board of Directors of the Company  completed  the sale of the Company's 60% equity interest in CPNP to Suncoast.  Results of CPNP prior to
January 22, 2003 are presented as  discontinued  operations in the  Consolidated
Statements of Operations. See discussion in Notes to Financial Statements,  Note
3 - Discontinued Operations.

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
Inventories included raw material amounts of approximately $485,000 and $729,000 at March 31, 2004 and December 31, 2003, respectively.

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

GOODWILL

Goodwill is not amortized but reviewed for impairment on an annual basis or when events and circumstances indicate the carrying amount may not be recoverable.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant percentage of sales volume, representing 18% and 23% of sales volume for the three months periods ended March 31, 2004 and 2003, respectively.

Customers  comprising the five largest accounts receivable balances  represented
46% and 34% of total trade  receivable  balances at March 31, 2004 and  December
31, 2003, respectively.  During the three month period ended March 31, 2004, 92%
of the Company's net sales originated in the United States.

The Company uses separate  suppliers to produce  Cold-Eeze(R) in lozenge,  nasal spray and sugar-free tablet form. The Company's revenues are currently generated from the sale of Cold Remedy products and the Health and Wellness  segment.  The lozenge form of Cold-Eeze(R)  is  manufactured  by a third party  manufacturer a significant  amount of whose revenues are from the Company.  The other forms are manufactured by third parties that produce a variety of other products for other customers.  Should these relationships  terminate or discontinue for any reason, the  Company  has  formulated  a  contingency  plan in  order  to  prevent  such discontinuance  from  materially  affecting the Company's  operations.  Any such termination  may,  however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw materials used in the production of the products are available from numerous sources.  For the Cold-Eeze(R) lozenge product they are currently being procured from a single  vendor in order to secure  purchasing  economies.  In a situation where this one vendor is not able to supply the contract  manufacturer  with the ingredients, other sources have been identified.

Darius' product for resale is sourced from several suppliers.  In the event that such sources were no longer in a position to supply Darius with  product,  other vendors have been identified as reliable  alternatives with minimal adverse loss of business.

LONG-LIVED ASSETS

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment  loss has occurred  based on the expected cash flows compared to the related asset value, an impairment loss is recognized in the Statement of
Operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the  Health and  Wellness  segment,  when the  product is shipped to the customer.  Sales returns and  allowances are provided for in the period that the related  sales  are  recorded.  Provisions  for  these  reserves  are  based  on historical experience.

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

No stock  options were granted to  employees in the three months  periods  ended
March 31, 2004 or March 31,  2003.  During the first  quarter of 2003 a total of
250,000  warrants were granted to Forrester  Financial as part of an Amended and
Restated  Warrant  Agreement,  relating to consulting  services.  These warrants expired  in  March  2004  without  being  exercised,  see  Note 6,  Transactions
Affecting Stockholders' Equity for further information.

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
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three months  periods ended
March 31, 2004 and 2003 were $1,209,572 and $1,116,019,  respectively.  Included in prepaid  expenses and other  current  assets was $28,125 and $68,000 at March
31, 2004 and December 31, 2003,  respectively,  relating to prepaid  advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  months  periods  ended March 31, 2004 and 2003 were
$947,002 and $646,969, respectively. Principally, research and development costs are related to Pharma's study activities and costs associated with Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See discussion in Notes to Financial Statements, Note 8
- Income Taxes.

NOTE 3 - DISCONTINUED OPERATIONS

Effective  July 1, 2000, the Company  acquired a 60% ownership  position of CPNP and was accounted for by the purchase  method of  accounting.  Accordingly,  the
operating  results  were  included  in  the  Company's   consolidated  financial
statements  from the  date of  acquisition.  This  majority  ownership  position required a cash investment that approximated $812,000 and the provision for a $1 million line of credit, collateralized by inventory, accounts receivable and all other assets of CPNP. The net assets of CPNP at the acquisition date principally consisted of a product license and  distribution  rights with no recorded value, inventory  and fixed assets of $312,915  and $510,000 of working  capital with a contribution to minority interest of $329,166.

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

Net Sales for CPNP for the three months ended March 31, 2003 were $59,824 with a net loss of $54,349.

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

Financial information relating to 2004 and 2003 operations, by business segment, follows:

--------------------------------------------------------------------------------------------------------------------------------

AS OF AND FOR THE THREE               Cold         Health and          Ethical          Corporate and
MONTHS ENDED MARCH 31, 2004          Remedy         Wellness        Pharmaceutical          Other                   Total
--------------------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                         $4,113,592      $5,492,025             -                   -                   $9,605,617
Segment operating profit (loss)      (301,756)        436,780        ($935,348)               -                     (800,324)
Total Assets                      $23,035,977      $3,480,270             -             ($1,930,943)             $24,585,304

--------------------------------------------------------------------------------------------------------------------------------

FOR THRE THREE MONTHS ENDED           Cold         Health and          Ethical          Corporate and
MARCH 31, 2003                       Remedy         Wellness        Pharmaceutical          Other                   Total
--------------------------------------------------------------------------------------------------------------------------------

Net Sales
 Customers                         $3,258,267      $4,932,825             -                   -                   $8,191,092
Segment operating profit (loss)    (1,019,085)        663,253        ($566,277)               -                     (922,109)

TOTAL ASSETS AT DECEMBER 31,
2003                              $24,892,338      $3,881,970             -             ($2,504,549)             $26,269,759

NOTE 5 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $750,310  and  $458,359  related to accrued compensation at March 31, 2004 and December 31, 2003, respectively.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
March 31, 2004,  4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2004 to date or 2003.

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of
March 7, 2002 for a term of twelve months,  but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by Forrester to the Company, the Company granted to Forrester, or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock. The Company's  financial  statements reflect a $1,125,000 non-cash charge in 2002  resulting  from the  granting and  exercising  of these  warrants.  The warrants have three exercise prices,  500,000 warrants  exercisable at $6.50 per share,  which were exercised in May 2002 resulting in cash to the Company in the amount of  $3,250,000,  250,000  warrants  exercisable  at $8.50 per share,  and
250,000  warrants  exercisable at $11.50 per share.  The warrants were initially exercisable  until  the  earlier  to  occur  of (i)  March  6,  2003 or (ii) the termination of the Consulting Agreement.

On December 7, 2002, Forrester commenced an action by a Writ of Summons filed in the Court of Common Pleas of Bucks County,  PA against The Quigley  Corporation.
No Complaint  was filed  detailing  the claim of  Forrester  against The Quigley
Corporation.  This action was terminated  with prejudice by Forrester as part of its Amended and Restated  Warrant  Agreement (the "Amended  Agreement)  with The
Quigley  Corporation  on February 2, 2003  whereby  certain  warrants  that were scheduled to expire on March 7, 2003 were extended to March 7, 2004 (warrants to purchase 250,000 shares at $8.50; warrants to purchase 250,000 shares at $11.50)
and are no longer  cancelable  by the  Company.  As an  additional  part of this agreement, Forrester was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share.  As a result of this  Amended
Agreement  the  Company  recorded a further  non-cash  charge of $975,000 in the fourth quarter of 2002,  amounting to a total expense of $2,100,000,  classified as administrative expense in the Consolidated Statement of Operations,  relating to this warrant agreement in 2002.  Additionally,  $975,000 was reflected in the
Consolidated  Balance Sheet at December 31, 2002, which represented the value of the  unexercised  warrants and is included in accrued  liabilities.  On March 7,
2003 this liability was converted to equity. All warrants subject to the Amended
Agreement expired unexercised on March 7, 2004.

NOTE 7 - VARIABLE INTEREST ENTITY

In December, 2003 the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE  INTEREST  ENTITIES ("VIE") (FIN  46),  which  it  supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all
Special  Purpose  Entities  ("SPEs")  at the end of the first  interim or annual reporting  period ending after  December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business  issuers  at the end of the first  interim or annual  reporting  period ending after March 15, 2004.

Effective  March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to
February 1, 2003. As a result of  consolidating  the VIE of which the Company is the primary  beneficiary,  in the first quarter of 2004 the Company recognized a minority interest of approximately  $58,000 in the Consolidated Balance Sheet at
March 31, 2004 which  represents  the  difference  between the fair value of the assets and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets, rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected in the Company's  March 31, 2004 balance sheet are $81,000 of
VIE assets,  representing  all of the  assets of the VIE.  The VIE  assists  the
Company in acquiring licenses and research and development activities in certain countries.

NOTE 8 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,880,390 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $47,520,526  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
$14.3 million for federal  purposes,  of which $3.5 million will expire in 2019,
$4.0 million in 2020, $6.8 million in 2022 and $14.5 million for state purposes, of which $9.7  million  will  expire in 2009,  $3.0  million  in 2010,  and $1.8 million in 2012. Until sufficient  taxable income to offset the temporary timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented,  as reflects the results of continuing  operations, is as follows (millions, except earnings per share amounts):

                                  Three Months Ended                    Three Months Ended
                                    March 31, 2004                         March 31, 2003
                              ------------------------------------------------------------------
                               Loss       Shares        EPS          Loss      Shares       EPS
                              ------------------------------------------------------------------

Basic EPS                     ($0.8)       11.5       ($0.07)       ($0.9)      11.5      ($0.08)
Dilutives:
Options/Warrants                 -           -                         -          -

                              ------------------------------------------------------------------
Diluted EPS                   ($0.8)       11.5       ($0.07)       ($0.9)      11.5      ($0.08)
                              ==================================================================

Options and warrants  outstanding  at March 31, 2004 and 2003 were 3,837,500 and
4,512,500,  respectively.  They were not included in the  computation of diluted earnings for periods reporting losses because the effect would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers,  directors and stockholders of the Company, was  entered  into  on June 1,  1995.  The  founders,  in  consideration  of the acquisition  of the  Cold-Eeze(R)  cold  therapy  product,  are to share a total commission of five percent (5%), on sales  collected,  less certain  deductions, until the  termination  of this  agreement on May 31, 2005.  The amounts paid or payable for the three  months  periods  ended March 31, 2004 and 2003 under such founder's commission agreements were $165,104 and $152,724,  respectively,  such expense is  included  in the cost of sales  classification  in the  Consolidated
Statements of  Operations.  Amounts  payable under such  agreements at March 31,
2004 and December 31, 2003 were  $147,583 and  $456,748,  respectively,  and are represented in the accrued royalties and sales commission  classification in the
Consolidated Balance Sheets.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the  Company's  Chief  Executive  Officer.  Fees  amounting  to $109,520  and
$92,250,  respectively,  have  been paid to a related  entity  during  the three months periods ended March 31, 2004 and 2003,  respectively,  to assist with the regulatory  aspects of obtaining  such licenses and are included in the research and  development  expense  classification  in  the  Consolidated  Statements  of
Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company  resulted in rent expense for the three months  periods  ended March 31,
2004 and 2003 of $79,819 and $59,419,  respectively. The Company has approximate future obligations over the next five fiscal years as follows:

                              Research and         Property
              Year             Development          Leases          Total
              -------------------------------------------------------------
              2004             $1,400,000          $179,000      $1,579,000
              2005                 -                203,000         203,000
              2006                 -                 98,000          98,000
              2007                 -                 57,000          57,000
              2008                 -                   -               -
              2009                 -                   -               -
              -------------------------------------------------------------
              Total            $1,400,000          $537,000      $1,937,000
              -------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred for the remainder of 2004 and during 2005.

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
Additionally,  a founder's  commission  totaling  5%, on sales  collected,  less certain deductions,  is paid to two of the officers,  who are also directors and stockholders of the Company,  and whose agreements  expire in 2005. The expenses for the respective periods relating to such agreements  amounted to $330,209 and
$305,531  for  the  three  months   periods  ended  March  31,  2004  and  2003,
respectively.  Amounts accrued for these expenses at March 31, 2004 and December
31, 2003 were $295,875 and $915,109, respectively.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement  during the three  months  periods  ended March 31, 2004 and 2003 were
$217,638 and $212,086,  respectively.  Amounts  payable under such  agreement at
March 31, 2004 and December 31, 2003 were $78,104 and $68,388, respectively.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to the utilization of a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent holder a two percent royalty on net sales of nasal spray products,  less certain  deductions, throughout  the term of this  agreement,  expiring  no later  than  April  2014.
Amounts paid or payable under such agreement during the three month period ended
March 31, 2004 were $3,137,  with zero in the 2003  comparable  period.  Amounts accrued or payable relating to this agreement at March 31, 2004 and December 31,
2003 were $4,750 and $1,613, respectively.

                  PAIGE D. DAVISON VS. THE QUIGLEY CORPORATION

On  February  26,  2004,  the  plaintiff  filed an action  against  The  Quigley
Corporation  (the  "Company"),  which was not served  until  April 5, 2004.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's nasal spray product.  Among the allegations of the plaintiff  are that the nasal spray was defective  and  unreasonably  dangerous, lacked proper and adequate warnings and/or instructions, and was not fit for the purposes and uses intended.

The Company has  investigated the claims and believes they are without merit. At the  present  time the  matter  is being  defended  by the  Company's  liability insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

NOTE 12 - RECENT ACCOUNTING PRONOUNCEMENTS

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
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTEREST  ENTITIES (FIN 46), which it supersedes.  FIN 46R requires the application  of either FIN 46 or FIN 46R by  "Public  Entities"  to all  Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004. The Company has determined that  Scandasystems,  a related party
(See note 7),  qualifies  as a  variable  interest  entity and the  Company  has consolidated  Scandasystems beginning with the quarter ended March 31, 2004. Due to the  fact  that the  Company  has no  long-term  contractual  commitments  or guarantees, our maximum exposure to loss is insignificant.

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

CERTAIN RISK FACTORS

The Company makes no representation  that the FDA or any other regulatory agency will grant an Investigational New Drug ("IND") or take any other action to allow its formulations to be studied or marketed.  Furthermore,  no claim is made that potential medicine discussed herein is safe, effective,  or approved by the FDA.
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

OVERVIEW

The Company,  headquartered in Doylestown,  Pennsylvania,  is a leading marketer and distributor of a diversified range of health and homeopathic products and is also  involved  in  the  research  and  development  of  potential  prescription products.

The Company's  business  interests  comprise three segments,  being Cold Remedy,
Health and Wellness and Ethical Pharmaceutical.

The Cold-Eeze(R)  product continues to be the primary product of the Cold Remedy segment and is available in lozenge, sugar-free tablet and nasal spray form. The
Cold-Eeze(R)  Nasal Spray and the  Kidz-Eeze(TM)  Sore Throat products were both launched in the third quarter of 2003 in  preparation  for the cold season.  The efficacy of the Cold-Eeze(R)  product was established  following the publication of the second  double blind study in July 1996. A 2002 study also found that the use of Cold-Eeze(R) to treat a cold statistically reduced the use of antibiotics for  respiratory  illnesses by 92% when  Cold-Eeze(R) is administered as a first line treatment  approach to the common cold. In May 2003, the Company  announced the findings of a prospective  study,  conducted at the Heritage School facility in  Provo,  Utah,  in  which  178  children  ages  12 to  18  years  were  given
Cold-Eeze(R)  lozenges both symptomatically and prophylactically from October 5,
2001 to May 30, 2002.  The study found a 54%  reduction  in the most  frequently observed cold duration.  Those subjects not receiving  treatment most frequently experienced  symptom duration at 11 days compared with 5 days when lozenges were administered, a reduction of 6 days.

Cold-Eeze(R)  is  distributed  through  numerous  independent,  chain  drug  and discount stores throughout the United States. The Company reports increased cold remedy net sales in the first  quarter of 2004  compared to the same period 2003 by 26.3%.  This  increase in net sales may be  attributable  to continued  sales momentum  initiated by strong sales during the fourth  quarter 2003.  The strong sales performance follows increased advertising during the 2003/2004 cold season involving  strategic media  advertising,  continued product support at retail by way of  co-operative  advertising  programs and bonus  product  promotions  that benefit the consumer. The Company continues to use the services of an outsourced nationwide brokerage network under the direction of the Company's internal sales and  marketing  team.  In addition the Company  launched the  Cold-EEZE(R)  Cold
Remedy Nasal Spray and  Kidz-EEZE(TM)  Sore Throat Pops during the third quarter
2003  providing a benefit to the 2004  period as  compared to the  corresponding
2003 period.

Net sales relating to Darius, the Health and Wellness segment,  increased in the first quarter of 2004 compared to 2003 by 11.3%.  This improvement was primarily
due  to  increases  in  the  number  of  independent   representatives  and  the

development of international  markets with this market  providing  increased net sales approximating $740,000 in 2004 over the 2003 comparable period. The Health and Wellness segment has been effective in balancing the seasonality of the Cold
Remedy segment and producing a more  consistent  revenue  source  throughout the fiscal year.

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
Research and development  costs relating to projects being  undertaken by Pharma increased in the first quarter 2004 by $298,559  over the prior year  comparable period as a result of increased study activity in various areas of interest.

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

During the first three months of 2004, the Company  continued the process of the registration  of the  Cold-Eeze(R)  products in the United Kingdom as a pharmacy drug and incurred  approximately $109,520 in related expenses and is included in the research and development expense classification.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its  marketing  and  distribution  capabilities  and  requirements associated  with the  development of Pharma's  potential  prescription  drugs in order to  continue  to  compete  on a  national  and  international  level.  The continued  expansion of Darius is dependent  on the Company  retaining  existing independent  representatives  and  recruiting  additional  representatives  both
internationally  and  within  the  United  States;   continued  conformity  with
government  regulations;  a reliable  information  technology  system capable of supporting  continued  growth and  continued  reliable  sources  for product and materials to satisfy consumer demand.

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
Operations.

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
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTEREST  ENTITIES (FIN 46), which it supersedes.  FIN 46R requires the application  of either FIN 46 or FIN 46R by  "Public  Entities"  to all  Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004. The Company has determined that  Scandasystems,  a related party
(See note 7),  qualifies  as a  variable  interest  entity and the  Company  has consolidated  Scandasystems beginning with the quarter ended March 31, 2004. Due to the  fact  that the  Company  has no  long-term  contractual  commitments  or guarantees, our maximum exposure to loss is insignificant.

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

REVENUE RECOGNITION

Cold  Remedy  sales are  recognized  at the time  ownership  and risk of loss is transferred  to the  customer,  which is  primarily  the time  the  shipment  is received by the customer.  In the case of the Health and Wellness  segment sales are recognized at the time goods are shipped to the customer.  Sales returns and allowances  are provided for in the period that the related  sales are recorded.
Provisions for these reserves are based on historical experience.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales; and bonus product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred for the three months  periods ended March 31, 2004 and 2003 were
$1,209,572 and $1,116,019, respectively. This expense item increased in the 2004 three-month  reporting period due to strategic media  advertising in addition to other trade related methods of advertising, necessary to promote and support the
Cold-Eeze(R) product.  Included in prepaid expenses and other current assets was
$28,125 and  $68,000 at March 31,  2004 and  December  31,  2003,  respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the three  months  periods  ended March 31, 2004 and 2003 were
$947,002 and $646,969,  respectively.  Principally,  research and development is part of the product  research costs related to Pharma and study costs associated with  Cold-Eeze(R).  Expenditure  for 2003 also included study costs relating to
Cold-EEZE(R) Cold Remedy Nasal Spray.  Pharma is currently  involved in research activity  that is  expected  to  increase  significantly  over  time as  product research and testing  progresses.  The Company is at the initial  stages of what may be a lengthy process to develop potential commercial prescription products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH SAME PERIOD 2003

Net sales for the three  months  period  ended March 31,  2004 were  $9,605,617, reflecting  an increase of 17.3% over the  comparable  three months period ended
March 31, 2003 net sales of  $8,191,092.  The Cold Remedy  segment  reported net sales  in 2004 of  $4,113,592,  an  increase  of  $855,325  or  26.3%  over  the comparable 2003 period of $3,258,267;  the Health and Wellness  segment reported net sales in 2004 of  $5,492,025,  an  increase  of  $559,200  or 11.3% over the comparable 2003 period net sales of $4,932,825.

The increased Cold Remedy segment sales in 2004 may be attributable to the sales momentum  generated during the strong sales performance of the fourth quarter of
2003.   Management  has  continued  the  strategy  of  strong  support  for  the
Cold-Eeze(R)   product  through   strategic  media   advertising,   co-operative
advertising  with  customers  and bonus  programs  that  benefit  the  consumer.
Additionally, the net sales results of the Cold Remedy segment in 2004 have been supported by sales  activity of the  Cold-EEZE(R)  Nasal Spray and the Kidz-EEZE
Sore Throat  products  both of which were  launched  during the third quarter of
2003.

The increased net sales reported by the Health and Wellness  segment in 2004 may be attributable to increasing international net sales contributing approximately
$762,000 during the first quarter of 2004 compared to approximately  $24,000 for the 2003 comparable period.

Cost of sales as a percentage  of net sales for the three months ended March 31,
2004 was 52.9% compared to 54.9% for the comparable 2003 period. The decrease in the percentage of 2% in the 2004 period is due to: the absence of a royalty cost associated  with the sore throat product and a reduced  royalty cost relating to the nasal spray  product,  as both of these  products were launched in the third quarter of 2003  resulting  in a benefit  to the 2004  margin;  the 2004  period included  reduced  costs  relating to product bonus  programs.  The 2004 cost of sales  percentage of the Health and Wellness  segment was reduced as a result of variations  in the  payout  percentage  to  independent  representatives  due to ongoing marketing and promotional initiatives, along with increased product cost due to product mix and the impact of international sales activity.

Sales and marketing expense for the three months period ended March 31, 2004 was
$1,623,066,  an increase of $95,536 over the  comparable  2003 period  amount of
$1,527,530.  The  increase  between the periods was  primarily  due to increased media  advertising  related to the Cold  Remedy  segment  of $53,228  along with increased  meeting and conventions  costs of the Health and Wellness  segment of
$26,851 during the 2004 three-month period.

General and  administration  costs for the three  months  period ended March 31,
2004 was $2,750,499  compared to $2,441,720  during the 2003 period, an increase of $308,779  between the  periods.  The  increase in 2004 was  primarily  due to increased wages and salaries of $172,463,  increased legal costs of $70,173, and increased insurance costs of $36,000.

Research and development costs during the three months ended March 31, 2004 were
$947,002  compared to $646,969 during the 2003 comparable  period  reflecting an increase in 2004 of $300,033.  The  increase in Pharma  study costs  between the periods was $298,559 thereby being the primary reason for the increase.

During 2004, the Company's  major operating  expenses of salaries,  consultancy,
Pharma study costs, brokerage  commissions,  promotion,  advertising,  and legal costs  accounted for  approximately  $4,172,205  (78.4%) of the total  operating expenses of $5,320,567,  an increase of 18.3% over the 2003 amount of $3,526,686
(76.4%) of total  operating  expenses of  $4,616,219.  The selling,  general and administrative  expenses  related to Health and  Wellness for 2004 and 2003 were
$1,350,613 and $985,498, respectively,  reflecting increased expenditure in 2004 necessary to support the growth of this segment.

Total  assets  of the  Company  at March 31,  2004 and  December  31,  2003 were
$24,585,304 and $26,269,759, respectively. Working capital decreased by $682,650 to  $17,574,704  at March 31, 2004.  The primary  influences on working  capital during  the first  quarter  of 2004  were:  the  increase  in cash  balances  of
$4,194,513,  which was assisted by effective account collections as reflected in account receivable  balances  decreasing by $5,784,308;  accrued advertising and royalties and commissions  balances decreased by a combined amount of $1,257,038 due to the slow down in sales activity as a result of the conclusion of the cold season.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $17,574,704 and $18,257,354 at March 31, 2004 and December 31, 2003,  respectively.  Changes in working  capital  overall have
been  primarily  due  to  the  following  items:  cash  balances   increased  by
$4,194,513;   accounts  receivable  decreased  by  $5,784,308  due  to  seasonal fluctuations;  accrued  advertising  decreased  by  $507,928  as a result of the seasonality  of the cold remedy  products and related  co-operative  advertising activity;  royalties  and sales  commissions  liabilities  decreased by $749,110 related to the cold-season  cycle and the effect of such  seasonality on account receivables;  and other current  liabilities  increased by $135,798.  Total cash balances at March 31, 2004 were $15,586,602  compared to $11,392,089 at December
31, 2003, the increase in cash was due to the movements in working capital.

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

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business  practice to enter into off-balance sheet
arrangements   such  as   guarantees   on  loans  and   financial   commitments,
indemnification arrangements,  and retained interests in asset transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet  arrangements that have, or is reasonably likely to have, a material  current  or  future  effect on its  financial  condition,  changes  in financial  condition,  revenues or expenses,  results of operations,  liquidity, capital expenditures or capital resources.

CAPITAL EXPENDITURES

Since the  Company's  products  are  manufactured  by outside  sources,  capital expenditures during the remainder of 2004 are not anticipated to be material.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                  PAIGE D. DAVISON VS. THE QUIGLEY CORPORATION

On  February  26,  2004,  the  plaintiff  filed an action  against  The  Quigley
Corporation  (the  "Company"),  which was not served  until  April 5, 2004.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's nasal spray product.  Among the allegations of the plaintiff  are that the nasal spray was defective  and  unreasonably  dangerous, lacked proper and adequate warnings and/or instructions, and was not fit for the purposes and uses intended.

The Company has  investigated the claims and believes they are without merit. At the  present  time the  matter  is being  defended  by the  Company's  liability insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

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
    (3)  32.1    Certification  by  the  Chief  Executive  Officer  Pursuant  to
                 Section 906 of the Sarbanes-Oxley Act of 2002
    (4)  32.2    Certification  by  the  Chief  Financial  Officer  Pursuant  to
                 Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

    The Company filed a Form 8-K dated February 26, 2004  announcing its results for the quarter ended  December 31, 2003.  The  information  on Form 8-K was furnished pursuant to Item 12 of Form 8-K as directed by the U.S. Securities and Exchange Commission in Release No. 34-47583.

    There were no other  Current  Reports on Form 8-K filed  during the  quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                           THE QUIGLEY CORPORATION

                                       By: /s/ George J. Longo
                                           --------------------------------
                                           George J. Longo
                                           Vice President, Chief Financial Officer

Date: May 12, 2004

