Form 10-Q
period 2004-06-30
QUIGLEY CORP
filed 2004-08-16
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended            JUNE 30, 2004
                                               -------------

                                                    OR

( )  THE TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    --------------

                         Commission File Number 01-21617

                             THE QUIGLEY CORPORATION
                             -----------------------
             (Exact Name of Registrant as Specified in its Charter)

          Nevada                                         23-2577138
--------------------------------------------------------------------------------
(State or Other Jurisdiction                (I.R.S. Employer Identification No.)
of Incorporation or Organization)

              (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

 KELLS BUILDING, 621 SHADY RETREAT ROAD, DOYLESTOWN, PENNSYLVANIA        18901
--------------------------------------------------------------------------------
               (Address of Principal Executive Offices)               (Zip Code)

                                 (215) 345-0919
         --------------------------------------------------------------
                         (Registrant's Telephone Number,
                              Including Area Code)

                                       N/A
--------------------------------------------------------------------------------
     (Former Name, Former Address and Former Fiscal Year, if Changed Since
      Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock as of the latest practicable date.

As of July 26, 2004, there were 11,519,471 shares of common stock outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                3-13

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   14-20

Item 3.  Quantitative and Qualitative Disclosure About Market Risk       20-21

Item 4.  Controls and Procedures                                            21

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  21

Item 2.  Changes in Securities, Use of Proceeds and Issuer
         Purchases of Equity Securities                                     21

Item 3.  Defaults Upon Senior Securities                                    21

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  21

Item 6.  Exhibits and Reports on Form 8-K                                   22

Signatures                                                                  23

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                      ASSETS                                   June 30, 2004   December 31, 2003
                                                                                (Unaudited)
                                                                               -------------   -----------------
CURRENT ASSETS:

      Cash and cash equivalents                                                 $ 13,736,331        $ 11,392,089
      Accounts receivable (net of doubtful accounts of $289,684 and $808,812)      1,361,981           7,861,883
      Inventory                                                                    4,294,649           3,752,903
      Prepaid expenses and other current assets                                      611,859             733,597
                                                                                ------------        ------------
          TOTAL CURRENT ASSETS                                                    20,004,820          23,740,472
                                                                                ------------        ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                2,255,203           2,418,159
                                                                                ------------        ------------
OTHER ASSETS:
      Goodwill                                                                        30,763              30,763
      Other assets                                                                   115,217              80,365
                                                                                ------------        ------------
          TOTAL OTHER ASSETS                                                         145,980             111,128
                                                                                ------------        ------------

TOTAL ASSETS                                                                    $ 22,406,003        $ 26,269,759
                                                                                ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                                          $    535,856        $    524,136
      Accrued royalties and sales commissions                                        635,041           1,594,457
      Accrued advertising                                                            400,340           1,354,536
      Other current liabilities                                                    1,669,515           2,009,989
                                                                                ------------        ------------
          TOTAL CURRENT LIABILITIES                                                3,240,752           5,483,118
                                                                                ------------        ------------

MINORITY INTEREST                                                                     58,706                --

COMMITMENTS AND CONTINGENCIES  (NOTE 11)

STOCKHOLDERS' EQUITY:

      Common stock, $.0005 par value; authorized 50,000,000;
        Issued: 16,165,524 and 16,149,079 shares                                       8,082               8,074
      Additional paid-in-capital                                                  34,295,452          34,281,449
      Retained earnings                                                            9,991,170          11,685,277
      Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost              (25,188,159)        (25,188,159)
                                                                                ------------        ------------
          TOTAL STOCKHOLDERS' EQUITY                                              19,106,545          20,786,641
                                                                                ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 22,406,003        $ 26,269,759
                                                                                ============        ============

           See accompanying notes to consolidated financial statements

                                              THE QUIGLEY CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (UNAUDITED)

                                                       Three Months Ended                       Six Months Ended
                                               June 30, 2004       June 30, 2003        June 30, 2004      June 30, 2003
                                               -------------       -------------        -------------      -------------

NET SALES                                       $  6,901,182        $  7,004,580        $ 16,506,799        $ 15,195,672
                                                ------------        ------------        ------------        ------------
COST OF SALES                                      4,124,300           4,238,991           9,209,673           8,735,973
                                                ------------        ------------        ------------        ------------
GROSS PROFIT                                       2,776,882           2,765,589           7,297,126           6,459,699
                                                ------------        ------------        ------------        ------------
OPERATING EXPENSES:
      Sales and marketing                            834,474             815,824           2,457,540           2,343,354
      Administration                               2,054,741           2,311,887           4,805,240           4,753,607
      Research and development                       820,847             722,036           1,767,849           1,369,005
                                                ------------        ------------        ------------        ------------
TOTAL OPERATING EXPENSES                           3,710,062           3,849,747           9,030,629           8,465,966
                                                ------------        ------------        ------------        ------------
LOSS FROM OPERATIONS                                (933,180)         (1,084,158)         (1,733,503)         (2,006,267)

INTEREST AND OTHER INCOME                             20,703              29,017              39,396              58,914
                                                ------------        ------------        ------------        ------------
LOSS FROM CONTINUING
OPERATIONS BEFORE TAXES                             (912,477)         (1,055,141)         (1,694,107)         (1,947,353)
                                                ------------        ------------        ------------        ------------
INCOME TAXES                                            --                  --                  --                  --
                                                ------------        ------------        ------------        ------------
LOSS FROM CONTINUING
OPERATIONS                                          (912,477)         (1,055,141)         (1,694,107)         (1,947,353)
                                                ------------        ------------        ------------        ------------

DISCONTINUED OPERATIONS:
Loss from discontinued operations                       --                  --                  --               (54,349)
                                                ------------        ------------        ------------        ------------
NET LOSS                                       ($    912,477)      ($  1,055,141)      ($  1,694,107)      ($  2,001,702)
                                                ============        ============        ============        ============

BASIC EARNINGS PER COMMON SHARE:
      Loss from continuing operations          ($       0.08)      ($       0.09)      ($       0.15)      ($       0.17)
      Loss from discontinued operations                 --                  --                  --                  --
                                                ------------        ------------        ------------        ------------
      Net Loss                                 ($       0.08)      ($       0.09)      ($       0.15)      ($       0.17)
                                                ============        ============        ============        ============

DILUTED EARNINGS PER COMMON SHARE:
      Loss from continuing operations          ($       0.08)      ($       0.09)      ($       0.15)      ($       0.17)
      Loss from discontinued operations                 --                  --                  --                  --
                                                ------------        ------------        ------------        ------------
      Net Loss                                 ($       0.08)      ($       0.09)      ($       0.15)      ($       0.17)
                                                ============        ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
      Basic                                       11,512,092          11,459,950          11,511,390          11,458,284
                                                ============        ============        ============        ============
      Diluted                                     11,512,092          11,459,950          11,511,390          11,458,284
                                                ============        ============        ============        ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                     June 30, 2004             June 30, 2003
                                                                     -------------             -------------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                                            $  2,411,132             ($    553,314)
                                                                      ------------              ------------

INVESTING ACTIVITIES:
      Capital expenditures                                                 (80,901)                 (109,158)
                                                                      ------------              ------------

NET CASH FLOWS USED IN INVESTING
      ACTIVITIES                                                           (80,901)                 (109,158)
                                                                      ------------              ------------

FINANCING ACTIVITIES:
      Proceeds from exercise of options and warrants                        14,011                    16,250
                                                                      ------------              ------------

NET CASH FLOWS PROVIDED BY FINANCING
      ACTIVITIES                                                            14,011                    16,250
                                                                      ------------              ------------

NET CASH PROVIDED BY DISCONTINUED
      OPERATIONS                                                              --                     133,714
                                                                      ------------              ------------

NET INCREASE (DECREASE) IN CASH                                          2,344,242                  (512,508)

CASH & CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                                            11,392,089                12,897,080
                                                                      ------------              ------------
CASH & CASH EQUIVALENTS,
      END OF PERIOD                                                   $ 13,736,331              $ 12,384,572
                                                                      ============              ============

           See accompanying notes to consolidated financial statements
                                       -5-

                             THE QUIGLEY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada,  is engaged  in the  development,  manufacturing,  and  marketing  of homeopathic  and health  products that are being offered to the general  public, and the research and development of potential prescription products. The Company is organized  into three  business  segments  which are Cold Remedy,  Health and
Wellness,  and Ethical  Pharmaceutical.  For the fiscal periods  presented,  the
Company's revenues have come from the Company's Cold Remedy business segment and the Health and Wellness business segment.

Darius International Inc. ("Darius"),  a wholly owned subsidiary of the Company, is a direct selling  organization  constituting  the Health and Wellness segment that was formed in January  2000 to introduce  new  products to the  marketplace through a network of independent distributors.

In January 2001, the Company formed an Ethical  Pharmaceutical  segment which is now Quigley Pharma Inc.  ("Pharma"),  a  wholly-owned  subsidiary of the Company which may enable the Company to diversify into the prescription drug market.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural Products,  Inc. ("CPNP"). On January 22, 2003, the Company completed the sale of the Company's  60% equity  interest in CPNP to Suncoast  Naturals,  Inc.
("Suncoast"). See discussion in Note 3, "Discontinued Operations."

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  Effective  March 31, 2004, the financial  statements  include consolidated  variable  interest  entities  ("VIEs") of which the Company is the primary beneficiary (see discussion in Note 7, "Variable Interest Entity").

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

On January 2, 2001, the Company  acquired certain assets of $536,000 and assumed certain  liabilities of $416,000 of a privately  held company,  located in Utah, involved  in the  direct  marketing  and  distribution  of health  and  wellness products.  This  acquisition  also required cash payments of $110,000 and 50,000 shares of the Company's stock. Also required were payments totaling $540,000 for the use of product formulations,  consulting,  confidentiality and a non-compete agreement. To maintain the continuous application of these arrangements, fees of
5% on net sales  collected must be paid to the former owners and are expensed as incurred. The operating results have been included in the Company's Consolidated
Statements of Operations from the date of acquisition.

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
Inventories included raw material amounts of approximately $673,000 and $729,000 at June 30, 2004 and December 31, 2003, respectively.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant  percentage  of sales volume,  representing  12% of sales volume for both three  month  periods  ended June 30, 2004 and 2003 and 16% and 15% for the six month periods ended June 30, 2004 and 2003, respectively.

Customers  comprising the five largest accounts receivable balances  represented
47% and 34% of total trade  receivable  balances  (net of  reserves) at June 30,
2004 and December 31, 2003, respectively. During the six month period ended June
30,  2004,  90% of the  Company's  net sales  originated  in the  United  States compared to 98.5% for the comparable 2003 period.

The Company uses separate  suppliers to produce  Cold-Eeze(R) in lozenge,  nasal spray,  gum and  sugar-free  tablet form.  The Company's  revenues are currently generated from the sale of Cold Remedy products and from the Health and Wellness segment.  The lozenge  form of  Cold-Eeze(R)  is  manufactured  by a third party manufacturer,  a significant amount of whose revenues are from the Company.  The other forms are  manufactured  by third  parties that produce a variety of other
products  for  other  customers.   Should  these   relationships   terminate  or
discontinue  for any reason,  the Company has  formulated a contingency  plan in order to prevent such  discontinuance  from  materially  affecting the Company's operations.  Any such termination may,  however,  result in a temporary delay in production  until  the  replacement  facility  is  able to  meet  the  Company's production  requirements.

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

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees and  non-employees  since the date the Company became publicly traded. Options and warrants are exercisable during a period determined by the  Company,  but in no event  later than ten years  from the date  granted.
Stock options granted to employees vest immediately.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.

In  accordance  with  SFAS  148,  "Accounting  for  Stock-Based  Compensation  -
Transition and  Disclosure,"  the effect on net income and earnings per share if the  Company  had applied  the fair value  recognition  provisions  of SFAS 123,
"Accounting for Stock-Based Compensation," to stock-based employee compensation, would  result  in no  additional  expense  compared  to APB 25 for  the  periods reported.

Expense relating to warrants granted to  non-employees  have been  appropriately recorded,  which  have been based on either  fair  values  agreed  upon with the grantees  or fair  values  as  determined  by the  Black-Scholes  pricing  model dependent upon the circumstances relating to the specific grants.

No stock options were granted to employees in the  six-month  periods ended June
30, 2004 or June 30, 2003.  During the first  quarter of 2003 a total of 250,000 warrants  were  granted to  Forrester  Financial  LLC as part of an Amended  and
Restated  Warrant  Agreement,  relating to consulting  services.  These warrants expired in March 2004 without being exercised.  For further information see Note
6, "Transactions Affecting Stockholders' Equity".

ROYALTIES AND COMMISSIONS

The Company  includes  royalties and founders'  commissions  incurred as cost of sales for the Cold Remedy segment and in administration  expenses for the Health and  Wellness  segment  based on  agreement  terms.  Independent  representative commissions  incurred by the Health and Wellness segment are included in cost of sales.  Commission  expense related to independent  brokers  associated with the
Cold Remedy segment is included in administration expenses.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales. Advertising costs incurred for the three month periods ended June
30, 2004 and 2003 were $289,638 and $278,300,  respectively; the six month costs for the periods  ended June 30, 2004 and 2003 were  $1,589,755  and  $1,394,319, respectively.  Included in prepaid expenses and other current assets was $28,125 and $68,000 at June 30, 2004 and December 31,  2003,  respectively,  relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  June 30,  2004 and 2003 were
$820,847  and  $722,036,  respectively,  and the six month costs for the periods ended  June 30,  2004 and 2003 were  $1,767,849  and  $1,369,005,  respectively.
Principally,  research  and  development  costs are  related to  Pharma's  study activities and costs associated with Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See discussion in Note 8, "Income Taxes".

NOTE 3 - DISCONTINUED OPERATIONS

Effective  July 1, 2000, the Company  acquired a 60% ownership  position in CPNP that was  accounted  for by the purchase  method of  accounting.  This  majority ownership  position required a cash investment of $812,000 and the provision for a $1 million  line of credit.  The net  assets of CPNP at the  acquisition  date principally consisted of a product license,  distribution rights,  inventory and fixed assets of $312,915 and working  capital of $510,000 with a contribution to minority interest of $329,166.

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Board of Directors of the Company  completed the sale of the Company's 60% equity  interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP,  the Company  received:  (i) 750,000 shares of
Suncoast's  common stock,  which Suncoast has agreed,  at its cost and within 60 days from the closing,  to register  for public  resale  through an  appropriate registration  statement (this  registration  statement was declared effective by the Securities and Exchange Commission in July, 2004) and (ii) 100,000 shares of
Suncoast's Series A Redeemable  Preferred Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time  after  March 31,
2003 in such  amounts  as is equal  to 50% of the free  cash  flow  reported  by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption  price of $10.00 per share.  The Company owns 19.5% of Suncoast's issued and  outstanding  capital  stock valued at $79,365,  which  investment is accounted for on the cost basis method,  representing the Company's share of the fair value of Suncoast at the time the transaction was recorded.  This amount is included in Other Assets in the  Consolidated  Balance  Sheets.  The disposal of
CPNP was  completed  in order to allow the Company to focus  resources  on other activities and clinical research and development.

Net Sales for CPNP for the six month  periods ended June 30, 2004 were zero as a result of the discontinuation.  Sales for the three and six months ended June 30
2003,  were  $59,824,  all  arising  in the  first  quarter,  with a net loss of
$54,349.

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
Darius (Health and Wellness), whose business is the sale and direct marketing of
a  range  of  health  and  wellness   products,   and  Quigley  Pharma  (Ethical
Pharmaceutical),  currently  involved in research  and  development  activity to develop potential  pharmaceutical  products.  Disclosure is provided relating to sales of products to international locations.  Such products are manufactured on behalf of domestic segments.

Financial information relating to 2004 and 2003 operations, by business segment, follows:
-------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                Cold Remedy           Health and          Ethical       Corporate and
JUNE 30, 2004                                                   Wellness         Pharmaceutical       Other            Total
-------------------------------------------------------------------------------------------------------------------------------

Net Sales
   U.S. Customers                          $ 1,570,081         $ 4,435,020               --           --            $ 6,005,101
   International                                  --               896,081               --           --                896,081
                                           -----------         -----------        -----------      -----------      -----------
Total Net Sales                            $ 1,570,081         $ 5,331,101               --           --            $ 6,901,182
                                           -----------         -----------        -----------      -----------      -----------

Segment operating profit (loss)           ($   627,479)        $   444,844       ($  750,545)         --           ($   933,180)
                                           -----------         -----------        -----------      -----------      -----------

-------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                  Cold Remedy           Health and          Ethical       Corporate and
JUNE 30, 2004                                                    Wellness        Pharmaceutical       Other            Total
-------------------------------------------------------------------------------------------------------------------------------

Net Sales
   U.S. Customers                          $ 5,683,673         $ 9,165,116               --           --            $14,848,789
   International                                  --             1,658,010               --           --              1,658,010
                                           -----------         -----------        ------------     -----------      -----------
   Total Net Sales                         $ 5,683,673         $10,823,126               --           --            $16,506,799
                                           -----------         -----------        ------------        --            -----------
Segment operating profit (loss)           ($   929,233)        $   881,624       ($ 1,685,894)        --           ($ 1,733,503)
                                           -----------         -----------        ------------     -----------      -----------

-------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                Cold Remedy           Health and          Ethical       Corporate and
JUNE 30, 2003                                                    Wellness        Pharmaceutical       Other            Total
-------------------------------------------------------------------------------------------------------------------------------
Net Sales
   U.S. Customers                          $ 1,561,494         $ 5,248,007               --           --            $ 6,809,501
   International                                  --               195,079               --           --                195,079
                                           -----------         -----------        -----------      -----------      -----------
Total Net Sales                            $ 1,561,494         $ 5,443,086               --           --            $ 7,004,580
                                           -----------         -----------        -----------      -----------      -----------
                                           -----------         -----------        -----------      -----------      -----------
Segment operating profit (loss)           ($   981,938)        $   573,519       ($   675,739)        --           ($ 1,084,158)
                                           -----------         -----------        -----------      -----------      -----------

-------------------------------------------------------------------------------------------------------------------------------
FOR THE SIX MONTHS ENDED                  Cold Remedy           Health and          Ethical       Corporate and
JUNE 30, 2003                                                    Wellness        Pharmaceutical       Other            Total
-------------------------------------------------------------------------------------------------------------------------------
Net Sales
   U.S. Customers                          $ 4,819,761         $10,156,899               --           --            $14,976,660
   International                                  --               219,012               --           --                219,012
                                           -----------         -----------        -----------      -----------      -----------
Total Net Sales                            $ 4,819,761         $10,375,911               --           --            $15,195,672
                                           -----------         -----------        -----------      -----------      -----------
                                           -----------         -----------        -----------      -----------      -----------

Segment operating profit (loss)           ($ 2,001,023)        $ 1,236,772       ($ 1,242,016)        --           ($ 2,006,267)
                                           -----------         -----------        -----------      -----------      -----------

NOTE 5 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $530,535  and  $458,359  related to accrued compensation at June 30, 2004 and December 31, 2003, respectively.

NOTE 6 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

On  September 8, 1998,  the  Company's  Board of  Directors  declared a dividend distribution  of Common  Stock  Purchase  Rights  (individually,  a "Right"  and collectively,  the "Rights"),  thereby  creating a Stockholder  Rights Plan (the
"Plan"). The dividend was payable to the stockholders of record on September 25,
1998. Each Right entitles the stockholder of record to purchase from the Company that number of common shares  having a combined  market value equal to two times the Rights  exercise  price of $45.  The Rights  are not  exercisable  until the distribution  date,  which will be the earlier of a public  announcement  that a person or group of affiliated or associated  persons has acquired 15% or more of the  outstanding  common  shares,  or  the  announcement  of an  intention  by a similarly  constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding  common shares. The dividend has the effect of giving the  stockholder  50%  discount on the share's  current  market value for  exercising  such  right.  In the event of a cashless  exercise of the
Right, and the acquirer has acquired less than a 50% beneficial ownership of the
Company,  a  stockholder  may  exchange  one Right for one  common  share of the
Company. The final expiration of the Plan is September 25, 2008.

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
June 30, 2004,  4,159,191  shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2003 or
2004 to date.

In March of 1998, as a result of  litigation,  a provision was made for a return to treasury of 604,928 shares.  As payment for legal services,  118,066 of these shares were reissued with a market value of approximately $1,145,358. This value and the cost of  reacquiring  these  shares  then  became  the  value of the net treasury  stock  ($2.35 per share)  represented  by 486,862  shares  returned to treasury.

On April 9, 2002, the Company entered into an agreement with Forrester Financial
LLC  ("Forrester")  providing for Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of March 7, 2002 for a term of twelve months, but may be terminated by the Company in its sole discretion at any time.  As  compensation  for  services to be provided  by  Forrester  to the
Company,  the  Company  granted to  Forrester,  or its  designees,  warrants  to purchase up to a total of 1,000,000  shares of the Company's  common stock.  The
Company's  financial  statements  reflect a $1,125,000  non-cash  charge in 2002 resulting from the granting and exercising of these warrants.  The warrants have three exercise prices:  500,000 warrants  exercisable at $6.50 per share,  which were  exercised  in May 2002,  resulting in cash to the Company in the amount of
$3,250,000;  250,000  warrants  exercisable  at $8.50  per  share;  and  250,000
warrants   exercisable  at  $11.50  per  share.   The  warrants  were  initially
exercisable  until  the  earlier  to  occur  of (i)  March  6,  2003 or (ii) the termination of the Consulting Agreement.

On December 7, 2002, Forrester commenced an action by a Writ of Summons filed in the Court of Common Pleas of Bucks County, PA against the Company.  No Complaint was filed detailing the claim of Forrester against the Company.  This action was terminated  with  prejudice  by  Forrester  as part of its Amended and  Restated
Warrant Agreement (the "Amended Agreement") with The Company on February 2, 2003 whereby  certain  warrants  that were  scheduled to expire on March 7, 2003 were extended  to March 7,  2004  (warrants  to  purchase  250,000  shares  at $8.50;
warrants to purchase  250,000 shares at $11.50) and are no longer  cancelable by the Company.  As an  additional  part of this  agreement,  Forrester was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share. As a result of this Amended  Agreement the Company  recorded a further non-cash charge of $975,000 in the fourth quarter of 2002,  amounting to a total  expense  of  $2,100,000  classified  as  administrative  expense on the
Consolidated  Statement of  Operations,  relating to this  warrant  agreement in
2002. Additionally,  $975,000 was reflected on the Consolidated Balance Sheet at
December 31, 2002, which  represented the value of the unexercised  warrants and is  included  in  accrued  liabilities.  On March 7,  2003  this  liability  was converted  to equity.  All  warrants  subject to the Amended  Agreement  expired unexercised on March 7, 2004.

NOTE 7 -  VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE  INTEREST  ENTITIES("VIE")  (FIN  46),  which  it  supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all
Special  Purpose  Entities  ("SPEs")  at the end of the first  interim or annual reporting  period ending after  December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business  issuers  at the end of the first  interim or annual  reporting  period ending after March 15, 2004.

Effective  March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to
February 1, 2003.  The  Company has  determined  that  Scandasystems,  a related party,  qualifies as a variable interest entity and the Company has consolidated
Scandasystems  beginning  with the quarter ended March 31, 2004. Due to the fact that the Company has no long-term  contractual  commitments or  guarantees,  our maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary,  in the second quarter of 2004, the  Company  recognized  a minority  interest of  approximately  $59,000 on the
Consolidated  Balance  Sheet at June 30, 2004 which  represents  the  difference between  the fair  value of the  assets and the  liabilities  recorded  upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's June 30, 2004 Consolidated Balance Sheet are
$65,000  of VIE  assets,  representing  all of the  assets  of the VIE.  The VIE
assists  the  Company  in  acquiring   licenses  and  research  and  development
activities in certain countries.

NOTE 8 - INCOME TAXES

Certain  exercises of options and warrants,  as well as restricted  stock issued for services that became unrestricted  resulted in reductions to taxes currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,880,390 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $47,520,526  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
(i) $15.3  million for federal  purposes,  of which $3.5  million will expire in
2019,  $4.0 million in 2020, and $7.8 million in 2022 and (ii) $15.5 million for state  purposes,  of which $9.7 million will expire in 2009, and $3.0 million in
2010, and $2.8 million in 2012.  Until  sufficient  taxable income to offset the temporary timing  differences  attributable to operations and the tax deductions attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 9 - EARNINGS PER SHARE

Basic earnings per share ("EPS")  excludes  dilution and is computed by dividing income  available to common  stockholders  by the  weighted - average  number of common  shares  outstanding  for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common  stock  that  shared in the  earnings  of the  entity.  Diluted  EPS also utilizes the treasury  stock method which  prescribes a theoretical  buy-back of shares from the  theoretical  proceeds of all options and  warrants  outstanding during  the  period.  Since  there is a large  number of  options  and  warrants outstanding,  fluctuations  in the  actual  market  price can have a variety  of results for each period presented.

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented,  as reflects the results of continuing  operations, is as follows (millions, except earnings per share amounts):

                         Three Months Ended       Six Months Ended       Three Months Ended       Six Months Ended
                           June 30, 2004            June 30, 2004          June 30, 2003           June 30, 2003
                        Loss   Shares   EPS     Loss   Shares   EPS     Loss   Shares   EPS     Loss   Shares   EPS
                       ----------------------------------------------------------------------------------------------
Basic EPS              ($0.9)   11.5  ($0.08)  ($1.7)   11.5  ($0.15)  ($1.1)   11.5  ($0.09)  ($2.0)   11.5  ($0.17)
Dilutives:
Options/Warrants         --      --     --       --      --     --       --      --     --       --      --     --
                       ----------------------------------------------------------------------------------------------
Diluted EPS            ($0.9)   11.5  ($0.08)  ($1.7)   11.5  ($0.15)  ($1.1)   11.5  ($0.09)  ($2.0)   11.5  ($0.17)
                       ==============================================================================================

Options and warrants  outstanding  at June 30, 2004 and 2003 were  3,832,500 and
4,492,500,  respectively.  They were not included in the  computation of diluted earnings for periods reporting losses because the effect would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

An agreement  between the Company and the  founders,  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers,  directors and stockholders of the Company, was  entered  into  on June 1,  1995.  The  founders,  in  consideration  of the acquisition  of the  Cold-Eeze(R)  cold  therapy  product,  are to share a total commission  of five percent (5%) on sales  collected,  less certain  deductions, until the  termination  of this  agreement on May 31, 2005.  The amounts paid or payable  for the three  month  periods  ended June 30,  2004 and 2003 under such founder's commission agreements were $60,138 and $73,261,  respectively, and for the six  months  ended  June 30,  2004  and 2003  were  $225,242  and  $226,025, respectively.  Such expense is included in the cost of sales  classification  on the Consolidated Statements of Operations. Amounts payable under such agreements at June 30, 2004 and December 31, 2003 were $76,861 and $456,748,  respectively, and are represented in the accrued royalties and sales commission classification on the Consolidated Balance Sheets.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer. Fees amounting to $67,000 and $92,250, respectively,  have been paid to a related entity during the three month periods ended  June 30,  2004 and  2003,  respectively,  with the fees for the six month periods ended June 30, 2004 and 2003 being $176,250 and $184,500,  respectively.
This expenditure is used to assist with the regulatory aspects of obtaining such licenses and are included in the research and development expense classification on the Consolidated Statements of Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended June 30, 2004 and 2003 of $82,742 and $48,961, respectively, and the amounts for the six month periods ended June 30, 2004 and 2003 being $162,561 and $108,380,  respectively.
The Company has  approximate  future  obligations  for the remainder of 2004 and over the next five fiscal years as follows:

                               Research and  Property
              Year             Development    Leases        Total
             -------------------------------------------------------
             2004              $1,500,000   $  109,000   $1,609,000
             2005                      --      203,000      203,000
             2006                      --       98,000       98,000
             2007                      --       57,000       57,000
             2008                      --           --           --
             2009                      --           --           --
             -------------------------------------------------------
             Total             $1,500,000  $   467,000   $1,967,000
             -------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred for the remainder of 2004 and during 2005.

The Company also maintains a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the  term of  this  agreement  that  expires  in  2007.
Additionally,  a  founder's  commission  totaling  5% on sales  collected,  less certain deductions,  is paid to two of the officers,  who are also directors and stockholders of the Company,  and whose agreements  expire in 2005. The expenses for the respective periods relating to such agreements  amounted to $120,277 and
$146,528 for the three month periods ended June 30, 2004 and 2003,  and $450,486 and  $452,059  for  the  six  month  periods  ended  June  30,  2004  and  2003, respectively.  Amounts  accrued for these expenses at June 30, 2004 and December
31, 2003 were $153,723 and $915,109, respectively.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement  during the three  month  periods  ended  June 30,  2004 and 2003 were
$207,623 and  $228,083,  respectively  and the amounts for the six month periods ended June 30, 2004 and 2003 were $425,260 and $440,169,  respectively.  Amounts payable under such agreement at June 30, 2004 and December 31, 2003 were $69,252 and $68,388, respectively.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to the utilization of a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent holder a two percent royalty on net sales of nasal spray products,  less certain  deductions, throughout  the term of this  agreement,  that expires no later than April 2014.
Amounts  paid or  payable  under such  agreement  during the three and six month periods ended June 30, 2004 were $591 and $3,728, respectively, with zero in the
2003 comparable  periods.  Amounts accrued or payable relating to this agreement at June 30, 2004 and December 31, 2003 were $5,341 and $1,613, respectively.

NOTE 12 - SUBSEQUENT EVENTS

On July 30 2004, the Company  announced that its Board of Directors had approved a distribution  to its  shareholders of  approximately  500,000 shares of common stock of Suncoast Naturals, Inc. (OTC BB:SNTL), which it acquired through a sale of the  Company's 60% equity  interest in Caribbean  Pacific  Natural  Products,
Inc., (see Note 3, "Discontinued Operations").

These shares will be distributed on the basis of  approximately  .0434 shares of
Suncoast  common  stock for each share of the  Company's  common  stock owned of record on September 1, 2004, with fractional shares paid in cash.

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

CERTAIN RISK FACTORS

The Company makes no representation  that the FDA or any other regulatory agency will  grant an  Investigational  New Drug or take any other  action to allow its formulations  to be  studied  or  marketed.  Furthermore,  no claim is made that potential medicine discussed herein is safe, effective,  or approved by the FDA.
Additionally,  data that demonstrates activity or effectiveness in animals or in vitro tests do not necessarily mean the formula test compound  referenced herein will be effective in humans.  Safety and effectiveness in humans will have to be demonstrated  by means of adequate and well controlled  clinical  studies before the clinical  significance of the formula test compound is known. Readers should carefully  review the risk factors  described in other sections of the filing as well as in  other  documents  the  Company  files  from  time to time  with  the
Securities and Exchange Commission.

OVERVIEW

The Company,  headquartered in Doylestown,  Pennsylvania,  is a leading marketer and distributor of a diversified  range of homeopathic and health products which comprise  the Cold Remedy and the Health and Wellness  segments.  The Company is also involved in the research and development of potential prescription products that comprise the Pharmaceutical segment.

The Health and Wellness  segment has been effective in balancing the seasonality of the Cold  Remedy  segment  and  producing a more  consistent  revenue  source throughout the fiscal year.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its  marketing  and  distribution  capabilities  and  requirements associated  with the  development of Pharma's  potential  prescription  drugs in order to  continue  to  compete  on a  national  and  international  level.  The continued  expansion of Darius is dependent  on the Company  retaining  existing independent  representatives  and  recruiting  additional  representatives  both
internationally  and  within  the  United  States,   continued  conformity  with
government  regulations,  a reliable  information  technology  system capable of supporting  continued  growth and  continued  reliable  sources  for product and materials to satisfy consumer demand.

COLD REMEDY

Cold-Eeze(R),   a  zinc  gluconate  glycine   formulation   (ZIGG(TM)),   is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is sold in lozenge,  sugar-free  tablet, gum and nasal spray
forms.   During  2003  the  Company  launched   Cold-Eeze(R)   Nasal  Spray  and
Kidz-EEZE(TM) Sore Throat Pops.

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing,  marketing  and  distribution  rights  to a zinc gluconate  glycine lozenge  formulation which was patented in the United States,
United Kingdom,  Sweden, France, Italy, Canada, Germany, and is pending in Japan and which is  presently  being  marketed by the Company and through  independent
brokers  and  marketers  in  the  United  States.   A  randomized   double-blind
placebo-controlled  study,  conducted  at Dartmouth  College of Health  Science,
Hanover,  New  Hampshire,  concluded  that the  lozenge  formulation  treatment, initiated within 48 hours of symptom onset,  resulted in a significant reduction in the total duration of the common cold.

On May 22, 1992,  "ZINC AND THE COMMON COLD, A CONTROLLED  CLINICAL  STUDY," was
published  in  England  in  the  "Journal  of  International  Medical  Research,

" Volume  20,  Number 3,  Pages  234-246.  According  to this  publication,  (a)
flavorings used in other Zinc lozenge  products  (citrate,  tartrate,  separate, orotate,  picolinate,  mannitol  or  sorbitol)  render  the  Zinc  inactive  and unavailable  to the  patient's  nasal  passages,  mouth and  throat,  where cold
symptoms   have  to  be  treated,   (b)  this  patented   formulation   delivers
approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same  sequence  of  symptoms  as in the  absence of  treatment  but goes through the phases at an accelerated rate and with reduced symptom severity.

On July 15, 1996,  results of a new randomized  double-blind  placebo-controlled study on the common cold, which commenced at the CLEVELAND CLINIC  FOUNDATION on
October 3, 1994, were published.  The study called "ZINC GLUCONATE  LOZENGES FOR
TREATING THE COMMON COLD" was  completed and published in THE ANNALS OF INTERNAL
MEDICINE - VOL. 125 NO. 2. Using a 13.3mg  lozenge  (almost half the strength of the  lozenge  used in the  Dartmouth  Study),  the  result  still  showed  a 42%
reduction in the duration of the common cold symptoms.

In April 2002, the Company announced the statistical  results of a retrospective clinical  adolescent  study at the Heritage School facility in Provo,  Utah that suggests that  Cold-Eeze(R)  is also an effective means of preventing the common cold,  statistically lessens the number of colds an individual suffers per year, reducing  the  median  from 1.5 to zero  and  statistically  reduces  the use of antibiotics  for respiratory  illnesses from 39.3% to 3.0% when  Cold-Eeze(R) is administered as a first line treatment approach to the common cold.

In April 2002,  the Company was  assigned a Patent  Application  which was filed with the Patent Office of the United States  Commerce  Department for the use of
Cold-Eeze(R) as a prophylactic for cold prevention.  The new patent  application follows the results of the adolescent study at the Heritage School facility.

In May  2003,  the  Company  announced  the  findings  of a  prospective  study, conducted at the Heritage School facility in Provo, Utah, in which 178 children, ages 12 to 18 years, were given Cold-Eeze(R)  lozenges both  symptomatically and prophylactically  from  October 5, 2001 to May 30,  2002.  The study found a 54%
reduction in the most  frequently  observed cold  duration.  Those  subjects not receiving  treatment most  frequently  experienced  symptom  duration of 11 days compared with 5 days when lozenges were administered, a reduction of 6 days.

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

HEALTH AND WELLNESS

Darius,  through  Innerlight  Inc.,  its wholly  owned  subsidiary,  is a direct selling company  specializing in the development and distribution of proprietary health  and  wellness  products,  that  includes  herbal  vitamins  and  dietary supplements  for the human  condition,  primarily  within the United  States and internationally since the second quarter of 2003.

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

     o    A Patent  (No.  6,753,325  B2)  entitled  "Composition  and Method for
          Prevention,  Reduction  and  Treatment  of  Radiation  Dermatitis,"  a
          composition  for  the  preventing,   reducing  or  treating  radiation
          dermatitis. The patent extends through November 5, 2021.

     o    A Patent Application entitled  "Composition and Method for Prevention,
          Reduction  and Treatment of Radiation  Dermatitis"  was filed with the
          Patent Office of the United  States  Commerce  Department.  In January
          2004,  the Company  announced that it received a "Notice of Allowance"
          from the United  States  Patent and  Trademark  Office  following  the patent application.  A "Notice of Allowance" is sent by the Patent and
          Trademark  Office "if, on examination,  it appears that an application is entitled to a patent under the law."

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

In April 2004, the Company announced the results of a preliminary,  pre-clinical animal study which  measured the effect of its  proprietary  patent  applied for formulation  against ionizing  (nuclear)  radiation.  This study determined that parenteral  (injection)  administration  of the study  compound  was  protective against the effects of a lethal,  whole body ionizing  radiation dose in a mouse model. This compound is being  investigated to potentially reduce the effects of radiation exposure on humans.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

FIN 46R, CONSOLIDATION OF VARIABLE INTEREST ENTITIES -- AN INTERPRETATION OF ARB
51 (REVISED DECEMBER 2003)

In December 2003 the Financial  Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTEREST  ENTITIES (FIN 46), which it supersedes.  FIN 46R requires the application  of either FIN 46 or FIN 46R by  "Public  Entities"  to all  Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004. The Company has determined that  Scandasystems,  a related party
(see Note 7,  "Variable  Interest  Entity"),  qualifies  as a variable  interest entity and the Company has consolidated Scandasystems beginning with the quarter ended  March  31,  2004.  Due to the fact  that  the  Company  has no  long-term
contractual  commitments  or  guarantees,   our  maximum  exposure  to  loss  is
insignificant.

CRITICAL ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered  to the  general  public  and is  also  involved  in  the  research  and development of potential prescription products.  Certain key accounting policies that may affect the results of the Company are the timing of revenue recognition and sales incentives (including coupons,  rebates,  co-operative advertising and discounts),  the classification of advertising  expenses,  and the fact that all
research  and  development   costs  are  expensed  as  incurred.   See  Note  1,
"Organization  and Business"  which  describes the Company's  other  significant accounting policies.

REVENUE RECOGNITION

Cold  Remedy  sales are  recognized  at the time  ownership  and risk of loss is transferred  to the  customer,  which is  primarily  the time  the  shipment  is received by the customer. In the case of the Health and Wellness segment,  sales are recognized at the time goods are shipped to the customer.  Sales returns and allowances  are provided for in the period that the related  sales are recorded.
Provisions for these reserves are based on historical experience.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales; and bonus product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred  for the three month  periods  ended June 30, 2004 and 2003 were
$289,638 and $278,300, respectively, with the six month expense being $1,589,755 and $1,394,319,  respectively. This expense item increased in the 2004 reporting periods due to strategic  media  advertising  in addition to other trade related methods  of  advertising  necessary  to promote  and  support  the  Cold-Eeze(R)
product.  Included in prepaid  expenses and other current assets was $28,125 and
$68,000 at June 30,  2004 and  December  31,  2003,  respectively,  relating  to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the three  month  periods  ended  June 30,  2004 and 2003 were
$820,847 and  $722,036,  respectively,  expenditures  for the six month  periods ended  June 30,  2004 and 2003 were  $1,767,849  and  $1,369,005,  respectively.
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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH SAME PERIOD 2003

Net  sales for the three  month  period  ended  June 30,  2004 were  $6,901,182, reflecting  a decrease  of  $103,398  over the net sales of  $7,004,580  for the comparable  three month  period  ended June 30,  2003.  The Cold Remedy  segment reported net sales in 2004 of $1,570,081, an increase of $8,587 or 0.5% over the comparable  2003  period of  $1,561,494  and the  Health  and  Wellness  segment reported net sales in 2004 of  $5,331,101,  a reduction of $111,985 or 2.1% over the net sales of $5,443,086 for the comparable 2003 period.

Net sales of the Cold Remedy segment in 2004 were  comparable to the same period in 2003. Sales activity for the segment was assisted by a strong  performance in the fourth  quarter of 2003 and this momentum has been  maintained  during 2004.
The Cold-Eeze(R) products continued to be supported by the Company in the period through co-operative advertising programs with our customers.

The reduction of net sales  reported by the Health and Wellness  segment in 2004 is  attributable  to the effect of a decline  in the  number of active  domestic
independent   representatives,   which  was   partially   offset  by  increasing
international net sales contributing  $896,000 during the second quarter of 2004 compared to $195,000 for the comparable period in 2003.

Cost of sales as a  percentage  of net sales for the three months ended June 30,
2004 was 59.8% compared to 60.5% for the comparable  2003 period,  a decrease of
0.7%. The percentage change was influenced  between the periods by variations in product mix and  particularly in the case of the Health and Wellness  segment by variations  in the  payout  percentage  to  independent  representatives  due to ongoing  marketing  and  promotional  initiatives  and the impact of  increasing international sales activity.

Sales and  marketing  expense for the three month period ended June 30, 2004 was
$834,474,  an  increase of $18,650  over the  comparable  2003 period  amount of
$815,824.  The  increase  between  the periods was  primarily  due to  increased product  promotion and payroll  costs,  which were offset by reductions in other miscellaneous items.

General and administration  costs for the three month period ended June 30, 2004 was  $2,054,741  compared  to  $2,311,887  during the 2003 period, a decrease of

$257,146 between the periods.  The decrease in 2004 was primarily due to reduced consultancy  and  miscellaneous  tax costs  related to the  Health and  Wellness segment.

Research and development  costs during the three months ended June 30, 2004 were
$820,847 compared to $722,036 during the 2003 comparable  period,  reflecting an increase in 2004 of $98,811 with the majority of this increase related to Pharma segment study costs.

Total  assets  of the  Company  at June 30,  2004 and  December  31,  2003  were
$22,406,003  and  $26,269,759,   respectively.   Working  capital  decreased  by
$1,493,286 to $16,764,068  at June 30, 2004.  The primary  influences on working capital during 2004 were the increase in cash balances of $2,344,242,  which was assisted by effective  account  collections as reflected in accounts  receivable balances  decreasing by $6,499,902,  and accrued  advertising  and royalties and commissions  balances  decreased by a combined  amount of $1,913,612  due to the slow down in sales activity as a result of the conclusion of the cold season.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED WITH SAME PERIOD 2003

Net sales for the six month  period  ended June 30,  2004 were  $16,506,799,  an increase  of  $1,311,127  or 8.6%  over  the net  sales of  $15,195,672  for the
comparable  six month  period   ended June 30,  2003.  The Cold  Remedy  segment
reported net sales in 2004 of $5,683,673,  an increase of $863,912 or 17.9% over the  comparable  2003  period of  $4,819,761.  The Health and  Wellness  segment reported net sales in 2004 of $10,823,126,  an increase of $447,215 or 4.3% over the net sales of $10,375,911 for the comparable 2003 period.

Net sales of the Cold Remedy segment in 2004 increased  significantly over 2003, continuing  the momentum  present  during the fourth  quarter of 2003.  The 2004 activity also  reflects  sales related to the launch in third quarter of 2003 of the Cold-Eeze(R) Nasal Spray product and the Kidz-EEZE Sore Throat Pops product.
The Company  provides  strong  marketing  support to the segment by way of media advertising,  co-operative  advertising  programs  with the  trade  and  through product bonus programs that benefit the consumer.

The Health and Wellness segment also reported  increased net sales in 2004. This increased activity is largely  attributable to the growth of international sales in 2004 to  $1,658,000  compared  to  $219,000  for the  2003  period.  However, domestic  sales  were  reduced  in 2004 as a result of the  reduction  in active independent representatives.

Cost of sales as a  percentage  of net sales for the six  months  ended June 30,
2004 was 55.8% compared to 57.5% for the comparable  2003 period,  a decrease of
1.7%.  The  relationship  of costs of sales to net sales was impacted in 2004 by the absence of a royalty  cost  associated  with the sore  throat  product and a reduced  royalty  cost  relating  to the nasal  spray  product  as both of these products were  launched in the third  quarter of 2003  resulting in a benefit to the 2004 margin.  The Health and Wellness segment  reflected a small increase in the percentage demonstrating variation in commissions payable to the independent representatives  related to product  mix,  period sales  promotions  and product procurement costs.

Sales and  marketing  expense for the six month  period  ended June 30, 2004 was
$2,457,540,  an increase of $114,186 over the  comparable  2003 period amount of
$2,343,354.  The  increase  between the periods was  primarily  due to increased outside  advertising,  brokers'  commission  and  payroll  costs,  mitigated  by reductions in other expense categories.

General and  administration  costs for the six month  period ended June 30, 2004 was  $4,805,240  compared to $4,753,607  during the 2003 period,  an increase of
$51,633  between the periods.  The increase in 2004 was primarily due to reduced consultancy  and tax costs along with other  miscellaneous  costs related to the
Health and Wellness  segment and other items related to the Cold Remedy segment, which were offset by increased payroll, legal and insurance costs.

Research  and  development  costs during the six months ended June 30, 2004 were
$1,767,849 compared to $1,369,005 during the 2003 comparable period,  reflecting an increase in 2004 of $398,844,  the majority of which reflects the increase in
Pharma segment study costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $16,764,068 and $18,257,354 at June 30, 2004 and December 31, 2003,  respectively.  Changes in working  capital  overall have
been  primarily  due  to  the  following  items:  cash  balances   increased  by
$2,344,242;   accounts  receivable  decreased  by  $6,499,902  due  to  seasonal fluctuations;  accrued  advertising  decreased  by  $954,196  as a result of the seasonality  of the cold remedy  products and related  co-operative  advertising activity; royalty and sales commission liabilities decreased by $959,416 related to the  cold-season  cycle  and  the  effect  of  such  seasonality  on  account receivables;  and other current  liabilities  decreased by $340,474.  Total cash balances at June 30, 2004 were  $13,736,331  compared to $11,392,089 at December
31, 2003. The increase in cash was due to the movements in working capital.

Management  believes that its revised  strategy to establish  Cold-Eeze(R)  as a
recognized   brand  name,  its  broader  range  of  products,   its  diversified
distribution  methods as it relates to the Health and Wellness business segment, adequate manufacturing capacity and growth in international sales, together with its current  working  capital,  should provide an internal  source of capital to fund the Company's business operations.  In addition to anticipated funding from operations,  the  Company  and its  subsidiaries  may in the short and long term raise capital through the issuance of equity  securities to finance  anticipated growth.

Management is not aware of any trends or uncertainties  that may have a material negative impact upon the Company's (a) short-term or long-term liquidity, or (b)
net sales,  revenues or income from  operations.  Any challenge to the Company's patent rights could have a material  adverse  effect on future  liquidity of the
Company; however, the Company is not aware of any condition that would make such an event probable.

Management  believes that cash generated from operations  along with its current cash  balances  will be  sufficient  to  finance  working  capital  and  capital expenditure requirements for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business  practice to enter into off-balance sheet
arrangements   such  as   guarantees   on  loans  and   financial   commitments,
indemnification arrangements,  and retained interests in asset transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material  current  or  future  effect on its  financial  condition,  changes  in financial  condition,  revenues or expenses,  results of operations,  liquidity, capital expenditures or capital resources.

CAPITAL EXPENDITURES

Since the  Company's  products  are  manufactured  by outside  sources,  capital expenditures during the remainder of 2004 may not be material.

IMPACT OF INFLATION

The Company is subject to normal  inflationary  trends and anticipates  that any increased costs should be passed on to its customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations nor does it use derivative financial  instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in  short-term  interest  rates  would not have a material  impact on the
Company's future  earnings,  fair value, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN  SECURITIES,  USE OF PROCEEDS AND ISSUER  PURCHASES OF EQUITY
        SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 23, 2003 with
11,515,255 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i)  To elect a Board of  Directors to serve for the ensuing year until the next  Annual  Meeting  of  Stockholders  and  until  their  respective successors have been duly elected and qualified.

     (ii) To ratify the appointment of PricewaterhouseCoopers LLP as independent auditors for the year ending December 31, 2004.

For proposals (i) and (ii) above, the votes were cast as follows:
------------------------------------------------------------------------------------------------------------------------------

       Proposal                          Position                                For       Against    Withheld    Abstentions
------------------------------------------------------------------------------------------------------------------------------
(i) By nominee:
    Guy J. Quigley              Chairman of the Board, President, CEO         10,763,905    11,477         -            -
    Charles A. Phillips         Executive Vice President, COO and Director    10,763,980    11,402         -            -
                                Vice President, CFO and Director
    George J. Longo             Director                                      10,763,980    11,402         -            -
    Jacqueline F. Lewis         Director                                      10,763,980    11,402         -            -
    Rounsevelle W. Schaum       Director                                      10,763,980    11,402         -            -
    Stephen W. Wouch            Director                                      10,763,980    11,402         -            -
    Terence O. Tormay                                                         10,763,980    11,402         -            -
------------------------------------------------------------------------------------------------------------------------------
(ii) PricewaterhouseCoopers LLP Independent Auditors                          10,664,026     8,483         -          5,416
------------------------------------------------------------------------------------------------------------------------------

ITEM 5. OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      (1) 31.1   Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (2) 31.2   Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
      (3) 32.1   Certification by the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
      (4) 32.2   Certification by the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

          The  Company  filed a Form 8-K dated  April 29,  2004  announcing  its results for the quarter ended March 31, 2004. The  information on Form
          8-K was  furnished  pursuant to Item 12 of Form 8-K as directed by the
          U.S. Securities and Exchange Commission.

          The Company filed a Form 8-K dated June 3, 2004 providing an update on its  proposed  distribution  to its  stockholders  of shares of common stock of Suncoast Naturals,  Inc. held by the Company. The information on Form 8-K was  furnished  pursuant to Item 5 of Form 8-K as directed by the U.S. Securities and Exchange Commission.

There were no other  Current  Reports on Form 8-K filed during the quarter ended
June 30, 2004.

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                                    THE QUIGLEY CORPORATION

                                    By: /s/ George J. Longo
                                        ------------------------------
                                        George J. Longo
                                        Vice President, Chief Financial Officer

Date: August 16, 2004

