Form 10-Q
period 2004-09-30
QUIGLEY CORP
filed 2004-11-12
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended     SEPTEMBER 30, 2004
                                        ------------------

                                       OR

( )  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
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
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
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

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock as of the latest practicable date.

As  of  October  26,  2004,  there  were  11,636,786   shares  of  common  stock
outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
     PART I - FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements                               3-14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  15-22

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                       22

Item 4.     Controls and Procedures                                        22-23

     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 23

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 3.     Defaults Upon Senior Securities                                   23

Item 4.     Submission of Matters to a Vote of Security Holders               24

Item 5.     Other Information                                                 24

Item 6.     Exhibits                                                          24

Signatures                                                                    25

                          PART I. FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                    ASSETS                                     September 30, 2004    December 31, 2003
                                                                                  (Unaudited)
                                                                                  ------------         ------------
CURRENT ASSETS:

   Cash and cash equivalents                                                      $ 11,703,398         $ 11,392,089
   Accounts receivable (net of doubtful accounts of $299,764 and $808,812)           3,968,166            7,861,883
   Inventory                                                                         4,269,799            3,752,903
   Prepaid expenses and other current assets                                           614,947              733,597
                                                                                  ------------         ------------
      TOTAL CURRENT ASSETS                                                          20,556,310           23,740,472
                                                                                  ------------         ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                  2,192,297            2,418,159
                                                                                  ------------         ------------

OTHER ASSETS:
   Goodwill                                                                             30,763               30,763
   Other assets                                                                         62,813               80,365
                                                                                  ------------         ------------
      TOTAL OTHER ASSETS                                                                93,576              111,128
                                                                                  ------------         ------------

TOTAL ASSETS                                                                      $ 22,842,183         $ 26,269,759
                                                                                  ============         ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Accounts payable                                                               $    425,732         $    524,136
   Accrued royalties and sales commissions                                           1,100,375            1,594,457
   Accrued advertising                                                                 434,603            1,354,536
   Other current liabilities                                                         1,797,876            2,009,989
                                                                                  ------------         ------------
      TOTAL CURRENT LIABILITIES                                                      3,758,586            5,483,118
                                                                                  ------------         ------------

MINORITY INTEREST                                                                       59,676                 --

COMMITMENTS AND CONTINGENCIES  (NOTE 11)

STOCKHOLDERS' EQUITY:

   Common stock, $.0005 par value; authorized 50,000,000;
     Issued: 16,169,742 and 16,149,079 shares                                            8,084                8,074
   Additional paid-in-capital                                                       34,295,450           34,281,449
   Retained earnings                                                                 9,908,546           11,685,277
   Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                   (25,188,159)         (25,188,159)
                                                                                  ------------         ------------
      TOTAL STOCKHOLDERS' EQUITY                                                    19,023,921           20,786,641
                                                                                  ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 22,842,183         $ 26,269,759
                                                                                  ============         ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months Ended                     Nine Months Ended
                                             September 30, 2004  September 30, 2003  September 30, 2004  September 30, 2003
                                             ------------------- ------------------  ------------------  ------------------

NET SALES                                        $  9,690,858       $  9,912,227        $ 26,197,657        $ 25,107,899
                                                 ------------       ------------        ------------        ------------

COST OF SALES                                       5,890,746          5,424,380          15,100,419          14,160,353
                                                 ------------       ------------        ------------        ------------

GROSS PROFIT                                        3,800,112          4,487,847          11,097,238          10,947,546
                                                 ------------       ------------        ------------        ------------

OPERATING EXPENSES:
      Sales and marketing                             915,550          1,095,486           3,373,090           3,438,840
      Administration                                2,313,609          2,046,915           7,118,849           6,800,522
      Research and development                        627,344          1,230,245           2,395,193           2,599,250
                                                 ------------       ------------        ------------        ------------
TOTAL OPERATING EXPENSES                            3,856,503          4,372,646          12,887,132          12,838,612
                                                 ------------       ------------        ------------        ------------

INCOME (LOSS) FROM OPERATIONS                         (56,391)           115,201          (1,789,894)         (1,891,066)
                                                 ------------       ------------        ------------        ------------

OTHER INCOME (EXPENSE)
      Interest and other income                        26,677             18,928              66,073              77,842
      Gain on dividend-in-kind                        207,090               --               207,090                --
                                                 ------------       ------------        ------------        ------------

TOTAL OTHER INCOME (EXPENSE)                          233,767             18,928             273,163              77,842
                                                 ------------       ------------        ------------        ------------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE TAXES                              177,376             134,129          (1,516,731)         (1,813,224)
                                                 ------------       ------------        ------------        ------------

INCOME TAXES                                             --                 --                  --                  --
                                                 ------------       ------------        ------------        ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS             177,376             134,129          (1,516,731)         (1,813,224)
                                                 ------------       ------------        ------------        ------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                       --                 --                  --               (54,349)

                                                 ------------       ------------        ------------        ------------
NET INCOME (LOSS)                                $    177,376       $    134,129       ($  1,516,731)      ($  1,867,573)
                                                 ============       ============        ============        ============

BASIC EARNINGS PER COMMON SHARE:
  Income (loss) from continuing operations       $       0.02       $       0.01       ($       0.13)      ($       0.16)
  Income (loss) from discontinued operations             --                 --                  --                  --
                                                 ------------       ------------        ------------        ------------
  Net Income (loss)                              $       0.02       $       0.01       ($       0.13)      ($       0.16)
                                                 ============       ============        ============        ============

DILUTED EARNINGS PER COMMON SHARE:
  Income (loss) from continuing operations       $       0.01       $       0.01       ($       0.13)      ($       0.16)
  Income (loss) from discontinued operations             --                 --                  --                  --
                                                 ------------       ------------        ------------        ------------
  Net Income (loss)                              $       0.01       $       0.01       ($       0.13)      ($       0.16)
                                                 ============       ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
      Basic                                        11,512,796         11,475,746          11,511,858          11,464,105
                                                 ============       ============         ===========         ===========

      Diluted                                      14,107,313         14,397,286          11,511,858          11,464,105
                                                 ============       ============         ===========         ===========

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONDENSED)
                                   (UNAUDITED)

                                                                Nine Months Ended
                                                      September 30, 2004   September 30, 2003
                                                      ------------------   ------------------

NET CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES                                               $    449,701        ($  1,989,766)
                                                         ------------         ------------

INVESTING ACTIVITIES:
   Capital expenditures                                      (152,403)            (410,108)
                                                         ------------         ------------

NET CASH FLOWS USED IN INVESTING
ACTIVITIES                                                   (152,403)            (410,108)
                                                         ------------         ------------

FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants              14,011               16,250
                                                         ------------         ------------

NET CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES                                                     14,011               16,250
                                                         ------------         ------------

NET CASH PROVIDED BY DISCONTINUED
OPERATIONS                                                       --                133,714
                                                         ------------         ------------

NET INCREASE (DECREASE) IN CASH                               311,309           (2,249,910)

CASH & CASH EQUIVALENTS, BEGINNING OF
PERIOD                                                     11,392,089           12,897,080
                                                         ------------         ------------
CASH & CASH EQUIVALENTS,
END OF PERIOD                                            $ 11,703,398         $ 10,647,170
                                                         ============         ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada,  is engaged  in the  development,  manufacturing,  and  marketing  of homeopathic and health products that are being offered to the general public and the research and development of potential  prescription products. The Company is organized  into  three  business  segments  which are Cold  Remedy,  Health  and
Wellness,  and Ethical  Pharmaceutical.  For the fiscal periods  presented,  the
Company's revenues have come from the Company's Cold Remedy business segment and the Health and Wellness business segment.

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

USE OF ESTIMATES

The preparation of financial  statements in conformity  with generally  accepted accounting principles requires management to make estimates and assumptions that affect  the  reported  amounts  of assets  and  liabilities  and  disclosure  of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The 2004 results and balances at September 30, 2004 include a returns  provision of approximately
$1,200,000 in the event of future product returns following the  discontinuation of the  Cold-Eeze(R)  Cold Remedy Nasal Spray product in September 2004.  Actual results could differ from those estimates.

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
Inventories included raw material amounts of approximately $798,000 and $729,000 at September 30, 2004 and December 31, 2003, respectively.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  The Company has historically  incurred  minimal credit losses.  The
Company's  broad  range of  customers  includes  many  large  wholesalers,  mass merchandisers  and  multi-outlet  pharmacy  chains,  five of which account for a significant percentage of sales volume, representing 30% and 26% of sales volume for the  respective  three month periods ended  September 30, 2004 and 2003, and
21% and 19% for the nine  month  periods  ended  September  30,  2004 and  2003, respectively.

Customers  comprising the five largest accounts receivable balances  represented
48% and 34% of total trade  receivable  balances  (net of reserves) at September
30, 2004 and December 31, 2003, respectively. During the nine month period ended
September  30, 2004,  91% of the  Company's  net sales  originated in the United
States compared to 97% for the comparable 2003 period.

The  Company  uses  separate  suppliers  to  produce  Cold-Eeze(R)  in  gum  and sugar-free  tablet form.  These forms of the product are  manufactured  by third parties that produce a variety of other products for other customers.  Effective
October 1, 2004, the Company purchased the  manufacturing  assets of JoEl, Inc., the former exclusive  manufacturer of the Company's Cold-Eeze(R) lozenge product since its launch in 1995. This manufacturing  entity will operate under the name
Quigley Manufacturing Inc. Should any of its third party relationships terminate or discontinue for any reason,  the Company has formulated a contingency plan in order to prevent such  discontinuance  from  materially  affecting the Company's operations.  Any such termination may,  however,  result in a temporary delay in production  until  the  replacement  facility  is  able to  meet  the  Company's production requirements. The Company's revenues are currently generated from the sale of Cold Remedy products and from the Health and Wellness segment.

Raw materials used in the production of the products are available from numerous sources.  The  Cold-Eeze(R)  lozenge product raw material is currently  procured from a single  vendor in order to secure  purchasing  economies.  In a situation where this one vendor is not able to supply Quigley  Manufacturing Inc. with the ingredients, other sources have been identified.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the  Health and  Wellness  segment,  when the  product is shipped to the customer.  Sales returns and  allowances are provided for in the period that the related sales are recorded,  which are based on historical experience.  The 2004 results  and  balances at  September  30, 2004  include a returns  provision  of approximately  $1,200,000 in the event of future product  returns  following the discontinuation of the Cold-Eeze(R) Cold Remedy Nasal Spray product in September
2004.

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

No stock  options  were granted to employees  in the  nine-month  periods  ended
September 30, 2004 and 2003. During the first quarter of 2003 a total of 250,000 warrants  were  granted to  Forrester  Financial  LLC as part of an Amended  and
Restated  Warrant  Agreement,  relating to consulting  services.  These warrants expired in March 2004 without being exercised. For further information, see Note
6, "Transactions Affecting Stockholders' Equity".

ROYALTIES AND COMMISSIONS

The Company  includes  royalties and founders'  commissions  incurred as cost of sales for the Cold Remedy segment and in administration  expenses for the Health and Wellness  segment based on agreement  terms. The Health and Wellness segment expense  relates  to the  Company's  agreement  with the  former  owners  of the
Utah-based direct marketing and selling company,  whereby they receive payments, currently totaling 5% of net sales collected,  for use of product  formulations, consulting,  confidentiality and non-compete  agreements with such expense being
expensed  as  incurred.   Commission  expense  related  to  independent  brokers
associated with the Cold Remedy segment is included in administration  expenses.
Independent  representative  commissions  incurred  by the Health  and  Wellness segment are included in cost of sales.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three month  periods  ended
September 30, 2004 and 2003 were $668,715 and $1,120,256,  respectively. For the nine month periods ended  September  30, 2004 and 2003,  advertising  costs were
$2,258,469 and $2,514,575,  respectively. Included in prepaid expenses and other current  assets was $28,125 and $68,000 at  September  30, 2004 and December 31,
2003, respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three month periods ended September 30, 2004 and 2003 were
$627,344  and  $1,230,245,  respectively.  For  the  nine  month  periods  ended
September  30,  2004 and 2003,  these  costs  were  $2,395,193  and  $2,599,250, respectively.  Principally,  research  and  development  costs  are  related  to
Pharma's study activities and costs associated with Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. See discussion in Note 8, "Income Taxes."

NOTE 3 - DISCONTINUED OPERATIONS

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP, which was originally acquired in July 2000. On January 22, 2003, the Board of  Directors  of the Company  completed  the sale of the  Company's  60% equity interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP, the Company  received:  (i) 750,000  shares of Suncoast's  common  stock,  which
Suncoast  agreed,  at its cost and within 60 days from the closing,  to register
for  public  resale  through  an  appropriate   registration   statement   (this
registration  statement was declared  effective by the  Securities  and Exchange
Commission  in July,  2004)  and (ii)  100,000  shares  of  Suncoast's  Series A
Redeemable  Preferred  Stock,  which bears interest at a rate of 4.25% per annum and which is  redeemable  from time to time after March 31, 2003 in such amounts as is equal to 50% of the free cash flow reported by Suncoast in the immediately preceding  quarterly  financial  statements  divided by the redemption  price of
$10.00 per share. Following the purchase by Suncoast of the Company's 60% equity interest in CPNP the Company  owned 19.5% of Suncoast's  issued and  outstanding capital stock valued at $79,365,  which  investment is accounted for on the cost basis method,  representing the Company's share of the fair value of Suncoast at the time the transaction was recorded.

As a result of the Company's  dividend-in-kind to stockholders of 499,282 shares of common  stock of  Suncoast  in  September  2004  (see  Note 6),  representing approximately  two-thirds of its common stock ownership,  the remaining  250,718 shares,  owned by the  Company are valued at $26,455 and such amount is included in Other Assets in the Consolidated Balance Sheets.

Net Sales for CPNP for the nine month period  ended  September  30,  2003,  were
$59,824, all arising in the first quarter, with a net loss of $54,349. There was no activity for CPNP during the nine months ended September 30, 2004.

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
Darius (Health and Wellness), whose business is the sale and direct marketing of
a  range  of  health  and  wellness   products,   and  Quigley  Pharma  (Ethical
Pharmaceutical),  which  is  currently  involved  in  research  and  development activity to develop potential  pharmaceutical  products.  Disclosure is provided relating to sales of products to  international  locations.  Such  products  are manufactured on behalf of domestic segments.

Financial information relating to 2004 and 2003 operations, by business segment, follows:

---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                         Cold         Health and         Ethical         Corporate and
SEPTEMBER 30, 2004                                Remedy         Wellness       Pharmaceutical         Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Net Sales
  U.S. Customers                               $  4,998,940    $  4,072,042               --                 --      $  9,070,982
   International                                       --           619,876               --                 --           619,876
                                               ------------    ------------    ---------------    ---------------    ------------
Total Net Sales                                $  4,998,940    $  4,691,918               --                 --      $  9,690,858
                                               ------------    ------------    ---------------    ---------------    ------------

                                               ------------    ------------    ---------------    ---------------    ------------
Segment operating profit (loss)                $     55,837    $    439,398   ($       551,626)              --     ($     56,391)
                                               ------------    ------------    ---------------    ---------------    ------------
---------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE  MONTHS ENDED                         Cold         Health and         Ethical         Corporate and
SEPTEMBER 30, 2004                                Remedy         Wellness       Pharmaceutical         Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Net Sales
  U.S. Customers                               $ 10,682,611    $ 13,237,158               --                 --      $ 23,919,769
  International                                        --         2,277,888               --                 --         2,277,888
                                               ------------    ------------    ---------------    ---------------    ------------
Total Net Sales                                $ 10,682,611    $ 15,515,046               --                 --      $ 26,197,657
                                               ------------    ------------    ---------------    ---------------    ------------

                                               ------------    ------------    ---------------    ---------------    ------------
Segment operating profit (loss)               ($    873,400)   $  1,321,022   ($     2,237,516)              --     ($  1,789,894)
                                               ------------    ------------    ---------------    ---------------    ------------
---------------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED                         Cold         Health and         Ethical         Corporate and
SEPTEMBER 30, 2003                                Remedy         Wellness       Pharmaceutical         Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Net Sales
  U.S. Customers                               $  4,614,554    $  4,819,296               --                 --      $  9,433,850
  International                                        --           478,377               --                 --           478,377
                                               ------------    ------------    ---------------    ---------------    ------------
Total Net Sales                                $  4,614,554    $  5,297,673               --                 --      $  9,912,227
                                               ------------    ------------    ---------------    ---------------    ------------

                                               ------------    ------------    ---------------    ---------------    ------------
Segment operating profit (loss)                $    460,438    $    500,357   ($       845,594)              --      $    115,201
                                               ------------    ------------    ---------------    ---------------    ------------
---------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE  MONTHS ENDED                         Cold         Health and         Ethical         Corporate and
SEPTEMBER 30, 2003                                Remedy         Wellness       Pharmaceutical         Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Net Sales
  U.S. Customers                               $  9,434,316    $ 14,976,193               --                 --      $ 24,410,509
  International                                        --           697,390               --                 --           697,390
                                               ------------    ------------    ---------------    ---------------    ------------
Total Net Sales                                $  9,434,316    $ 15,673,583               --                 --      $ 25,107,899
                                               ------------    ------------    ---------------    ---------------    ------------

                                               ------------    ------------    ---------------    ---------------    ------------
Segment operating profit (loss)               ($  1,540,584)   $  1,737,129   ($     2,087,611)              --     ($  1,891,066)
                                               ------------    ------------    ---------------    ---------------    ------------

NOTE 5 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $522,678  and  $458,359  related to accrued compensation at September 30, 2004 and December 31, 2003, respectively.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
September  30,  2004,  4,159,191  shares  have  been  repurchased  at a cost  of
$24,042,801  or an  average  cost of  $5.78  per  share.  No  shares  have  been repurchased during 2003 or 2004 to date.

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

On April 9, 2002, the Company entered into an agreement with Forrester Financial
LLC  ("Forrester")  providing for Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of March 7, 2002 for a term of twelve months,  but could be terminated by the Company in its sole discretion at any time.  As  compensation  for  services to be provided by Forrester to the
Company,  the  Company  granted to  Forrester,  or its  designees,  warrants  to purchase up to a total of 1,000,000  shares of the Company's  common stock.  The
Company's  financial  statements  reflect a $1,125,000  non-cash  charge in 2002 resulting from the granting and exercising of these warrants.  The warrants have three exercise prices:  500,000 warrants  exercisable at $6.50 per share,  which were  exercised  in May 2002,  resulting in cash to the Company in the amount of
$3,250,000;  250,000  warrants  exercisable  at $8.50  per  share;  and  250,000
warrants   exercisable  at  $11.50  per  share.   The  warrants  were  initially
exercisable  until  the  earlier  to  occur  of (i)  March  6,  2003 or (ii) the termination of the Consulting Agreement.

On December 7, 2002, Forrester commenced an action by a Writ of Summons filed in the Court of Common Pleas of Bucks County, PA against the Company.  No Complaint was filed detailing the claim of Forrester against the Company.  This action was terminated  with  prejudice  by  Forrester  as part of its Amended and  Restated
Warrant Agreement (the "Amended Agreement") with the Company on February 2, 2003 whereby  certain  warrants  that were  scheduled to expire on March 7, 2003 were extended  to March 7, 2004  (warrants  to purchase  250,000  shares at $8.50 and warrants to purchase  250,000 shares at $11.50) and are no longer  cancelable by the Company.  As an  additional  part of this  agreement,  Forrester was granted warrants to purchase 250,000 shares at any time until March 7, 2004 at the price of $9.50 a share. As a result of this Amended Agreement,  the Company recorded a further non-cash charge of $975,000 in the fourth quarter of 2002,  amounting to a total  expense  of  $2,100,000  classified  as  administrative  expense on the
Consolidated  Statement of  Operations,  relating to this  warrant  agreement in
2002. Additionally,  $975,000 was reflected on the Consolidated Balance Sheet at
December 31, 2002, which  represented the value of the unexercised  warrants and was  included  in  accrued  liabilities.  On March 7,  2003 this  liability  was converted  to equity.  All  warrants  subject to the Amended  Agreement  expired unexercised on March 7, 2004.

In July 2004,  the Company  announced that its Board of Directors had approved a distribution-in-kind  to its  stockholders  of  approximately  500,000 shares of common stock of Suncoast Naturals, Inc. (OTCBB: SNTL), which it acquired through a sale of the  Company's  60%  equity  interest  in  Caribbean  Pacific  Natural
Products, Inc. These shares were distributed on the basis of approximately .0434 shares of Suncoast  common  stock for each share of the  Company's  common stock owned of record on September 1, 2004, with fractional  shares paid in cash. This transaction  was  completed in September  2004  resulting in a  dividend-in-kind
distribution  of  $260,000  which   represents  the  fair  value  of  the  asset
transferred  and is reflected as a reduction of retained  earnings and a related gain on the dividend of stock of $207,090 which is reflected on the statement of operations.

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

Effective  March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to
February 1, 2003.  The  Company has  determined  that  Scandasystems,  a related party,  qualifies as a variable interest entity and the Company has consolidated
Scandasystems  beginning  with the quarter ended March 31, 2004. Due to the fact that the Company has no long-term  contractual  commitments or  guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary,  in the second quarter of 2004, the  Company  recognized  a minority  interest of  approximately  $59,676 on the
Consolidated Balance Sheet at September 30, 2004 which represents the difference between  the fair  value of the  assets and the  liabilities  recorded  upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets. Reflected on the Company's September 30, 2004 Consolidated Balance Sheet
are $70,000 of VIE assets,  representing  all of the assets of the VIE.  The VIE
assists  the  Company  in  acquiring   licenses  and  research  and  development
activities in certain countries.

NOTE 8 - INCOME TAXES

Certain  exercises of options and warrants,  as well as restricted  stock issued for services that became unrestricted, resulted in reductions to taxes currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $1,880,390 are deferred  because of a net  operating  loss  carry-forward  for tax purposes
("NOLs")  that  occurred  during the fourth  quarter of 1999,  resulting  from a cumulative effect of deducting $47,520,526  attributed to options,  warrants and unrestricted  stock  deductions  from taxable  income.  The net  operating  loss carry-forwards arising from the option, warrant and stock activities approximate
(i) $15.1  million for federal  purposes,  of which $3.5  million will expire in
2019,  $4.0 million in 2020, and $7.6 million in 2022 and (ii) $15.3 million for state purposes, of which $9.7 million will expire in 2009, $3.0 million in 2010, and $2.6  million  in 2012.  Until  sufficient  taxable  income  to  offset  the temporary timing  differences  attributable to operations and the tax deductions attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided.

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

                     Three Months Ended         Nine Months Ended        Three Months Ended         Nine Months Ended
                     September  30, 2004        September 30, 2004       September 30, 2003         September 30, 2003
                    Income   Shares   EPS      Loss   Shares   EPS      Income   Shares   EPS      Loss   Shares   EPS
                    ----------------------------------------------------------------------------------------------------

Basic EPS           $ 0.2     11.5   $0.02    ($1.5)   11.5  ($0.13)    $ 0.1     11.5   $0.01    ($1.8)   11.5  ($0.16)
Dilutives:
Options/Warrants     --        2.6    --       --      --      --         --       2.9     --       --      --     --
                    -----    -----   -----    -----   -----   -----      -----    -----   -----    -----   -----  -----

Diluted EPS         $ 0.2     14.1   $0.01    ($1.5)   11.5  ($0.13)    $ 0.1     14.4   $0.01    ($1.8)   11.5  ($0.16)
                    =====================================================================================================

Options and warrants  outstanding  at September 30, 2004 and 2003 were 3,827,500 and  4,462,500,  respectively.  They were not  included  in the  computation  of diluted  earnings  for periods  reporting  losses  because  the effect  would be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

An agreement  between the Company and its  founders,  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers,  directors and stockholders of the Company, was entered into on June 1, 1995.  The founders are to share a total  commission of five percent (5%) on sales  collected,  less  certain  deductions,  until the termination  of this  agreement on May 31, 2005. The amounts paid or payable for the three month periods ended  September 30, 2004 and 2003 under such  founder's commission agreements were $267,449 and $269,272, respectively, and for the nine months  ended  September  30,  2004 and 2003,  the  amounts  were  $492,691  and
$495,297,   respectively.  Such  expense  is  included  in  the  cost  of  sales classification  on the  Consolidated  Statements of Operations.  Amounts payable under such  agreements at September 30, 2004 and December 31, 2003 were $274,720 and $456,748,  respectively,  and are  represented in the accrued  royalties and sales commission classification on the Consolidated Balance Sheets.

The  Company is in the  process  of  acquiring  a license in the United  Kingdom through related party entities whose  stockholders  include Mr. Gary Quigley,  a relative of the Company's  Chief Executive  Officer.  Fees amounting to $100,500 and $92,250,  respectively,  have been paid to a related entity during the three month periods ended September 30, 2004 and 2003, respectively.  The fees for the nine month  periods  ended  September  30,  2004 and 2003 were  $276,750 in both periods.  This  expenditure  is used to assist  with the  regulatory  aspects of obtaining such licenses and is included in the research and development  expense classification on the Consolidated Statements of Operations.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended September 30,
2004 and 2003 of $181,837  and  $55,570,  respectively,  and the amounts for the nine month periods ended September 30, 2004 and 2003 were $344,399 and $163,950, respectively.  The Company has approximate  future obligations for the remainder of 2004 and over the next five fiscal years as follows:

                   Research and                    Property
          Year     Development     Advertising      Leases        Total
          ----------------------------------------------------------------
          2004      $  960,000     $1,500,000    $   55,000    $2,515,000
          2005         750,000      1,000,000       213,000     1,963,000
          2006            --             --          98,000        98,000
          2007            --             --          57,000        57,000
          2008            --             --            --            --
          2009            --             --            --            --
          ----------------------------------------------------------------
         Total      $1,710,000     $2,500,000    $  423,000    $4,633,000
          ----------------------------------------------------------------

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
The expenses for the respective periods relating to such agreements  amounted to
$534,896 and $361,071 for the three month periods  ended  September 30, 2004 and
2003,  respectively,  and $985,382 and $813,130 for the nine month periods ended
September 30, 2004 and 2003, respectively. Amounts accrued for these expenses at
September   30,  2004  and  December  31,  2003  were   $549,445  and  $915,109,
respectively.

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality  and non-compete  agreements with such expense being expensed as incurred.  Amounts paid or payable under such  agreement  during the three month
periods  ended   September  30,  2004  and  2003  were  $187,432  and  $222,097, respectively,  and for the nine month periods ended September 30, 2004 and 2003, the amounts were $612,692 and $662,266, respectively. Amounts payable under such agreement at September  30, 2004 and December 31, 2003 were $61,305 and $68,388, respectively.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to the utilization of a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent holder a two percent royalty on net sales of nasal spray products,  less certain  deductions, throughout the term of this  agreement,  which expires no later than April 2014.
As a result of the  discontinuation  of the Cold-Eeze(R) Cold Remedy Nasal Spray product in  September  2004,  the 2004  results  include a reduction  to related royalty  expense of $15,691 and  $11,963,  respectively,  for the three and nine month periods ended  September 30, 2004.  There were no 2003  comparable  period costs.  Royalty amounts paid in advance  relating to this agreement at September
30, 2004 were $10,350,  and accrued or payable amounts at December 31, 2003 were
$1,613.

An action was  commenced on March 17, 1996 by Goldblum and Wayne in the Court of
Common Pleas of Montgomery  County alleging that the plaintiffs became owners of
500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of  $100,000.00  for breach of contract  and  conversion.  The
Company  vigorously  defended this law suit through trial during  January,  2004 when the jury returned a unanimous  verdict in favor of the Company.  Plaintiffs filed a  Motion  for  Post  Trial  Relief  with the  Court  of  Common  Pleas of
Montgomery  County  but failed to produce a record or file a Brief in Support of their Motion within the timelines called for by the Pennsylvania  Rules of Civil
Procedure.  The  Quigley  Corporation  has taken  judgment on the verdict in its favor and the appeal period has expired. This action is now concluded.

Polski vs. The  Quigley  Corporation.  On August 12,  2004,  plaintiff  filed an action  against The  Quigley  Corporation  in the  District  Court for  Hennepin
County,  Minnesota,  which was not served until  September  2, 2004.  The action alleges that plaintiff  suffered  certain losses and injuries as a result of the
Company's   nasal  spray  product.   Among  the  allegations  of  plaintiff  are
negligence,   products   liability,   alleged  breach  of  express  and  implied
warranties, and an alleged breach of the Minnesota Consumer Fraud Statute.

The  Company  has  investigated  the claims and  believes  that they are without merit.  At the  present  time the  matter  is being  defended  by the  Company's insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

Angelfire,  Arvin, Edwards,  Hohnstein,  Hoffman, Laurent, Smalley, and Williams
vs. The Quigley Corporation.  On November 4, 2004, plaintiffs filed an action in the Court of Common  Pleas of Bucks  County,  Pennsylvania,  against The Quigley
Corporation.  The action  alleges that  plaintiffs  suffered  certain losses and injuries  as a result of using the  Company's  nasal  spray  product.  Among the allegations of plaintiffs  are claims that The Quigley  Corporation is liable to them based on alleged  false and  misleading  advertising,  alleged  negligence, alleged  products  liability for  defective  design,  alleged  breach of express warranty,  alleged  breach of implied  warranty,  and alleged  violations of the
Pennsylvania  Unfair  Trade  Practices  and  Consumer  Protection  Law and other
Consumer Protection Statutes.

The Company  believes that  plaintiffs'  claims are without merit.  No pre-trial discovery  and motions have been filed  because the Company has yet to be served with the complaint.  No prediction can be made as to the outcome of this case at this time.

NOTE 12 - SUBSEQUENT EVENTS

On October 1, 2004,  the Company  completed the purchase of various  assets from
JoEl, Inc. Pursuant to the terms of the purchase  agreement,  the purchase price of the transferred  assets was approximately  $5.1 million,  which included $4.1 million in cash and 113,097 shares of the Company's common stock,  valued on the basis of the average closing price as reported on the NASDAQ National Market for the four trading days  immediately  preceding  and after the closing date ($8.64 per share). The assets include  inventory,  machinery and equipment and the land
and  buildings  of  two  manufacturing   facilities,   located  in  Lebanon  and
Elizabethtown,  Pennsylvania.  In  addition,  the Company  entered  into various employment agreements in connection with the above acquisition. These agreements have an annual  aggregate  commitment  of  approximately  $230,000 and expire in
December 2006.

In  connection  with the asset  acquisition,  the  Company  entered  into a $3.0 million  loan  agreement  with PNC Bank N.A. The term loan is payable in monthly payments of  approximately  $38,500 plus interest,  and matures in October 2011.
The loan  provides  the  Company  with the option to select,  from time to time, either  the prime  rate or the  LIBOR  base  rate  plus 2%.  The loan  agreement requires the maintenance of certain financial ratios.

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

On October 1, 2004,  the Company  completed the purchase of various  assets from
JoEl, Inc. Pursuant to the terms of the purchase  agreement,  the purchase price of the transferred  assets was approximately  $5.1 million,  which included $4.1 million in cash and 113,097 shares of the Company's common stock,  valued on the basis of the average closing price as reported on the NASDAQ National Market for the four trading days  immediately  preceding  and after the closing date ($8.64 per share). The assets include  inventory,  machinery and equipment and the land
and  buildings  of  two  manufacturing   facilities,   located  in  Lebanon  and
Elizabethtown,  Pennsylvania.  In  addition,  the Company  entered  into various employment agreements in connection with the above acquisition. These agreements have an annual  aggregate  commitment  of  approximately  $230,000 and expire in
December 2006.

In  connection  with the asset  acquisition,  the  Company  entered  into a $3.0 million  loan  agreement  with PNC Bank N.A. The term loan is payable in monthly payments of  approximately  $38,500 plus interest,  and matures in October 2011.
The loan  provides  the  Company  with the option to select,  from time to time, either  the prime  rate or the  LIBOR  base  rate  plus 2%.  The loan  agreement requires the maintenance of certain financial ratios.

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

COLD REMEDY

Cold-Eeze(R),   a  zinc  gluconate  glycine   formulation   (ZIGG(TM)),   is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common  cold and is  currently  sold in lozenge,  sugar-free  tablet and gum
form.   During  2003,  the  Company  launched   Cold-Eeze(R)   Nasal  Spray  and
Kidz-EEZE(TM)  Sore Throat Pops.  In September  2004,  the Company  notified its customers  of its decision to  discontinue  the  Cold-Eeze(R)  Cold Remedy Nasal
Spray  product  within our line of cold remedy  products.  The decision was made because  the product had not  developed  into a viable  entry in the nasal spray cold remedy category.  Since its launch  approximately one year ago, the product has not met either the Company's sales  expectations or its return on investment projections.  Based on the Company's preliminary estimates,  the discontinuation of the nasal  spray  product  will  resulted  in a  write-off  of  inventory  of approximately  $422,000  and a charge  to net  sales of  approximately  $974,000 during the period ended September 30, 2004 due to anticipated  customer  returns of the product.

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing,  marketing  and  distribution  rights  to a zinc gluconate  glycine lozenge  formulation which was patented in the United States, which expired in August 2004, United Kingdom,  Sweden, France, Italy, Canada and
Germany,  and which patent is pending in Japan.  This  formulation  is presently being marketed by the Company and through  independent  brokers and marketers in the United States. A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science,  Hanover, New Hampshire,  concluded that the lozenge formulation  treatment,  initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

On May 22, 1992,  "ZINC AND THE COMMON COLD, A CONTROLLED  CLINICAL  STUDY," was
published in England in the "Journal of International  Medical Research," Volume
20, Number 3, Pages 234-246. According to this publication,  (a) flavorings used
in  other  Zinc  lozenge  products  (citrate,   tartrate,   separate,   orotate,
picolinate,  mannitol or sorbitol)  render the Zinc inactive and  unavailable to the patient's  nasal  passages,  mouth and throat where cold symptoms have to be treated, (b) this patented formulation delivers  approximately 93% of the active
Zinc to the  mucosal  surfaces  and (c) the  patient  has the same  sequence  of symptoms  as in the  absence  of  treatment  but goes  through  the phases at an accelerated rate and with reduced symptom severity.

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

In April 2002, the Company announced the statistical  results of a retrospective clinical  adolescent  study at the Heritage School facility in Provo,  Utah that suggests that  Cold-Eeze(R)  is also an effective means of preventing the common cold and statistically (a) lessens the number of colds an individual suffers per year,  reducing  the  median  from  1.5 to  zero  and  (b)  reduces  the  use of antibiotics  for respiratory  illnesses from 39.3% to 3.0% when  Cold-Eeze(R) is administered as a first line treatment approach to the common cold.

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

HEALTH AND WELLNESS

Darius,  through  Innerlight  Inc.,  its wholly  owned  subsidiary,  is a direct selling company  specializing in the development and distribution of proprietary health and wellness products,  including herbal vitamins and dietary supplements for the human condition,  primarily within the United States and internationally since the second quarter of 2003.

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

      o    To  execute   conformity  with  various  federal,   state  and  local
           regulatory  agencies both within the United  States and abroad.  With the commencement of international business, difficulties with foreign regulatory  requirements could have a significant  negative impact on future growth. Any inquiries from government  authorities relating to the Company's business and compliance with laws and regulations could be harmful to the Company;

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

      o    A Patent (No.  6,753,325  B2)  entitled  "Composition  and Method for
           Prevention,  Reduction  and  Treatment  of Radiation  Dermatitis",  a
           composition  for  the  preventing,  reducing  or  treating  radiation dermatitis. The patent extends through November 5, 2021.

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

In December 2003, the Company  announced  positive test results of a preliminary independent  in vitro  study  indicating  that a test  compound  of the  Company previously tested on the Influenza virus showed "significant  virucidal activity against a strain of the Severe  Acute  Respiratory  Syndrome  (SARS)  virus." In
January  2004 the  Company  announced  that it intends to  conduct  two  further studies. The first study is intended to repeat the previously announced results, which  demonstrated  the  compound to be 100  percent  effective  in  preventing non-infected  ferrets in close  proximity  to an infected  ferret from  becoming infected with the Influenza A virus. The second study is a dose ranging study on the test compound.  Upon dosage determination and confirmation results from this forthcoming  animal  model study,  a human proof of concept  study using a virus challenge with  Influenza A virus in a quarantine  unit can be the next step. In
January 2004,  the Company also  reported that its compound has shown  virucidal and  virustatic  activity  against  the strain 3B of the Human  Immunodeficiency
Virus Type 1 (HIV-1) in an in-vitro study.

In January 2004, a broad  anti-viral  compound was determined to be effective in in-vitro and in-vivo studies for  applications  such as Influenza A&B, SARS, and
Herpes Simplex 1, and since this Sialorrhea formulation is a derivative compound of the anti-viral  formulation,  ongoing testing for this Sialorrhea compound is being reconsidered and probably will be discontinued.

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

In October 2004, the Company announced that the U.S. Patent and Trademark Office has approved the issuance of a patent for the Company's  QR-440,  filed on April
23,  2003,  for a naturally  derived  compound  developed  for the  treatment of arthritis and related inflammatory disorders.  The Company is preparing to begin pre-clinical  testing,  leading to a submission of an  Investigational  New Drug application to the U. S Food and Drug Administration,  for potential approval as a prescription drug.

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

CRITICAL ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered to the general  public and involved in the research and  development  of potential prescription products. Certain key accounting policies that may affect the  results of the  Company  are the timing of  revenue  recognition  and sales incentives (including coupons, rebates, co-operative advertising and discounts), the classification of advertising  expenses,  and the fact that all research and development  costs are  expensed  as  incurred.  See Note 1,  "Organization  and
Business" which describes the Company's other significant accounting policies.

REVENUE RECOGNITION

Cold  Remedy  sales are  recognized  at the time  ownership  and risk of loss is transferred  to the  customer,  which is  primarily  the time  the  shipment  is received by the customer. In the case of the Health and Wellness segment,  sales are recognized at the time goods are shipped to the customer.  Sales returns and allowances  are provided for in the period that the related  sales are recorded, which are based on  historical  experience.  The 2004  results  and  balances at
September 30, 2004 include a returns  provision of  approximately  $1,200,000 in the  event of  future  product  returns  following  the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

ADVERTISING

Advertising  costs  are  expensed  within  the  period  to  which  they  relate.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales; and bonus product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred for the three month  periods  ended  September 30, 2004 and 2003 were  $668,715 and  $1,120,256,  respectively.  For the nine month periods ended
September  30,  2004 and 2003,  these  costs  were  $2,258,469  and  $2,514,575, respectively.  This expense item  decreased  in the 2004  reporting  periods due primarily to the favorable impact on the co-operative advertising expense due to the  Cold-Eeze(R)  Nasal Spray returns  provision and the expensing in 2003 of a prepaid  advertising  item  perceived  as not  having any long term  value.  The
Company  continues to support and promote the  Cold-Eeze(R)  products  through a combination of trade based advertising and strategic media advertising. Included in  prepaid  expenses  and other  current  assets  was  $28,125  and  $68,000 at
September  30, 2004 and  December 31,  2003,  respectively,  relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and  development  costs are charged to operations in the year incurred.
Expenditures  for the three month periods ended September 30, 2004 and 2003 were
$627,344  and  $1,230,245,  respectively,  and  expenditures  for the nine month periods  ended  September  30,  2004 and 2003 were  $2,395,193  and  $2,599,250, respectively.  Principally,  research  and  development  is part of the  product research costs related to Pharma and study costs  associated with  Cold-Eeze(R).
Expenditures  for 2003 also included study costs relating to  Cold-Eeze(R)  Cold
Remedy Nasal Spray.  Pharma is currently  involved in research  activity that is expected to increase  significantly  over time as product  research  and testing progresses.  The  Company  is at the  initial  stages  of what may be a  lengthy process to develop potential commercial prescription products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2003

Net sales for the three month period ended  September 30, 2004 were  $9,690,858, reflecting  a decrease  of  $221,369  over the net sales of  $9,912,227  for the comparable  three month period ended September 30, 2003. The Cold Remedy segment reported net sales in 2004 of  $4,998,940,  an increase of $384,386 or 8.3% over the  comparable  2003  period of  $4,614,554.  The Health and  Wellness  segment reported net sales in 2004 of $4,691,918,  a reduction of $605,755 or 11.4% over the net sales of $5,297,673 for the comparable 2003 period.

Net sales of the Cold  Remedy  segment in 2004 were  adversely  affected  by the discontinuation of the Cold-Eeze(R) nasal spray product resulting in a reduction to net sales of  approximately  $974,000  in  anticipation  of  future  customer returns  of the  product.  Excluding  the  discontinuation  effects of the nasal product,  the remaining Cold Remedy  products' net sales exceeded the comparable
2003 period possibly due to the momentum  maintained during 2004 from the strong performance in the fourth quarter of 2003. The Cold-Eeze(R)  products  continued
to be supported by the Company in the period  through  co-operative  advertising programs with our customers.

The reduction of net sales  reported by the Health and Wellness  segment in 2004 is  attributable  to the effect of a decline  in the  number of active  domestic
independent   representatives,   which  was   partially   offset  by  increasing
international net sales  contributing  $619,876 during the third quarter of 2004 compared to $478,377 for the comparable period in 2003.

Cost of sales as a percentage of net sales for the three months ended  September
30, 2004 was 60.8% compared to 54.7% for the comparable 2003 period, an increase of 6.1%.  The primary  influence  during the quarter that  resulted in increased cost was the  discontinuation  of the nasal spray  product,  which resulted in a reduction  to net sales of  approximately  $974,000  and a charge for  remaining obsolete product in the amount of $422,000. Other reasons for the increased cost were due to  fluctuations  in the product mix.  The Health and Wellness  segment reported no significant cost of sales variation between the periods.

Sales and marketing  expense for the three month period ended September 30, 2004 was $915,550,  a decrease of $179,936 over the comparable  2003 period amount of
$1,095,486.  The decrease between the periods was primarily due to reduced media advertising  costs in 2004  influenced by the expensing of an amount of $165,000 in the 2003 period not expected to have a future value.

General and administration  costs for the three month period ended September 30,
2004 was $2,313,609  compared to $2,046,915  during the 2003 period, an increase of $266,694  between the  periods.  The  increase in 2004 was  primarily  due to increased payroll costs for the period.

Research and development  costs during the three months ended September 30, 2004 were  $627,344  compared  to  $1,230,245  during  the  2003  comparable  period, reflecting  a decrease in 2004 of  $602,901,  primarily as a result of decreased
Pharma  segment  study  costs  and  reduced  study   activity   related  to  the
Cold-Eeze(R) products.

Total  assets of the Company at  September  30, 2004 and  December 31, 2003 were
$22,842,183  and  $26,269,759,   respectively.   Working  capital  decreased  by
$1,459,630  to  $16,797,724  at September  30, 2004.  The primary  influences on working capital during 2004 were effective  account  collections as reflected in accounts  receivable  balances decreasing by $3,893,717 and decreases in accrued advertising,  royalties  and  commissions  balances  by  a  combined  amount  of
$1,414,015 due to the slowdown in sales activity  prior to the  commencement  of the forthcoming cold season.

NINE MONTHS ENDED  SEPTEMBER 30, 2004 COMPARED WITH NINE MONTHS ENDED  SEPTEMBER
30, 2003

Net sales for the nine month period ended  September 30, 2004 were  $26,197,657, an  increase of  $1,089,758  or 4.3% over the net sales of  $25,107,899  for the comparable  nine month period ended  September 30, 2003. The Cold Remedy segment reported net sales in 2004 of  $10,682,611,  an increase of  $1,248,295 or 13.2%
over the comparable 2003 period of $9,434,316.  The Health and Wellness  segment reported net sales in 2004 of $15,515,046, a decrease of $158,537 or 1% over the net sales of $15,673,583 for the comparable 2003 period.

Net sales of the Cold Remedy segment in 2004 increased  significantly over 2003, continuing the momentum  present during the fourth quarter of 2003. The 2004 net sales  include the impact of a  provision  reducing  net sales by  approximately
$974,000 due to the discontinuation of the Cold-Eeze nasal spray product and the need to provide for anticipated  customer  returns.  The Company provides strong marketing  support  to the  segment  by way of media  advertising,  co-operative advertising  programs with the trade and product bonus programs that benefit the consumer.

The Health and  Wellness  segment  reported  decreased  net sales in 2004.  This decreased activity is largely attributable to reduced domestic sales as a result of the reduction in active independent  representatives.  International sales in
2004 were $2,277,886 compared to $697,390 for the 2003 period.

Cost of sales as a percentage  of net sales for the nine months ended  September
30, 2004 was 57.6% compared to 56.4% for the comparable 2003 period, an increase of 1.2%. The cost of sales of the Cold Remedy segment was adversely  affected in the 2004 period by the discontinuation of the nasal spray product as a result of the reduction in net sales of approximately  $974,000 and a charge for remaining obsolete product in the amount of $422,000. Other reasons for the increased cost were due to  fluctuations  in the product mix.  The Health and Wellness  segment reflected  a  small  increase  in  the  percentage  demonstrating  variation  in commissions payable to the independent  representatives  related to product mix, period sales promotions and product procurement costs.

Sales and marketing  expense for the nine month period ended  September 30, 2004 was $3,373,090,  a decrease of $65,750 over the comparable 2003 period amount of
$3,438,840.  The  decrease  between the periods was  primarily  due to decreased outside advertising,  increased brokers' commission and payroll costs, mitigated by reductions in other expense  categories.  The outside advertising expense was reduced in 2004 due to the  expensing in 2003 of a media item  perceived  not to have future value.

General and  administration  costs for the nine month period ended September 30,
2004 was $7,118,849  compared to $6,800,522  during the 2003 period, an increase of $318,327  between the  periods.  The  increase in 2004 was  primarily  due to reduced  consultancy and tax costs along with increased payroll costs related to the Health and Wellness  segment,  increased  payroll  costs related to the Cold
Remedy segment and increased legal and insurance costs.

Research and  development  costs during the nine months ended September 30, 2004 were  $2,395,193  compared  to  $2,599,250  during the 2003  comparable  period, reflecting  a decrease  in 2004 of  $204,057,  the  majority  of which  reflects reduced expenditure in 2004 associated with Cold-Eeze(R)  related study projects that more than offset a small increase in Pharma segment study costs in the 2004 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $16,797,724 and $18,257,354 at September 30,
2004 and December 31, 2003, respectively, resulting in a decrease of $1,459,630.
Changes in working  capital  overall have been  primarily  due to the  following items: cash balances  increased by $311,309;  accounts  receivable  decreased by
$3,893,717  due to seasonal  fluctuations,  effective  cash  collections,  and a returns provision of approximately  $1,200,000 related to the discontinued nasal spray  product;  inventory  balances  increased by $516,896,  such  increase was lessened by a product obsolescence  provision of approximately  $422,000 related to the  discontinued  nasal spray  product;  accrued  advertising  decreased  by
$919,933 as a result of the  seasonality of the cold remedy products and related co-operative  advertising  activity;  royalty and sales  commission  liabilities decreased by $494,082  related to the  cold-season  cycle and the effect of such seasonality on account receivables;  and other current liabilities  decreased by
$212,113. Total cash balances at September 30, 2004 were $11,703,398 compared to
$11,392,089  at December 31, 2003. The increase in cash was due to the movements in working capital.

On October 1, 2004,  the Company  completed the purchase of various  assets from
JoEl, Inc. Pursuant to the terms of the purchase  agreement,  the purchase price of the transferred  assets was approximately  $5.1 million,  which included $4.1 million in cash and 113,097 shares of the Company's common stock,  valued on the basis of the average closing price as reported on the NASDAQ National Market for the four trading days  immediately  preceding  and after the closing date ($8.64 per share). The assets include  inventory,  machinery and equipment and the land
and  buildings  of  two  manufacturing   facilities,   located  in  Lebanon  and
Elizabethtown,  Pennsylvania.  In  addition,  the Company  entered  into various employment agreements in connection with the above acquisition. These agreements have an annual  aggregate  commitment  of  approximately  $230,000 and expire in
December 2006.

In  connection  with the asset  acquisition,  the  Company  entered  into a $3.0 million  loan  agreement  with PNC Bank N.A. The term loan is payable in monthly payments of  approximately  $38,500 plus interest,  and matures in October 2011.
The loan  provides  the  Company  with the option to select,  from time to time, either  the prime  rate or the  LIBOR  base  rate  plus 2%.  The loan  agreement requires the maintenance of certain financial ratios.

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

CAPITAL EXPENDITURES

On October 1, 2004,  the Company  completed the purchase of various  assets from
JoEl, Inc. Pursuant to the terms of the purchase  agreement,  the purchase price of the transferred  assets was approximately  $5.1 million,  which included $4.1 million in cash and 113,097 shares of the Company's common stock,  valued on the basis of the average closing price as reported on the NASDAQ National Market for the four trading days  immediately  preceding  and after the closing date ($8.64 per share). The assets include  inventory,  machinery and equipment and the land
and  buildings  of  two  manufacturing   facilities,   located  in  Lebanon  and
Elizabethtown,  Pennsylvania.  In  addition,  the Company  entered  into various employment agreements in connection with the above acquisition. These agreements have an annual  aggregate  commitment  of  approximately  $230,000 and expire in
December 2006.

In  connection  with the asset  acquisition,  the  Company  entered  into a $3.0 million  loan  agreement  with PNC Bank N.A. The term loan is payable in monthly payments of  approximately  $38,500 plus interest,  and matures in October 2011.
The loan  provides  the  Company  with the option to select,  from time to time, either  the prime  rate or the  LIBOR  base  rate  plus 2%.  The loan  agreement requires the maintenance of certain financial ratios.

With the exception of the Cold-Eeze(R) lozenge products,  the Company's products are manufactured by outside sources,  therefore capital  expenditures during the remainder of 2004 may not be material.

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business  practice to enter into off-balance sheet
arrangements   such  as   guarantees   on  loans  and   financial   commitments,
indemnification arrangements, and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, the Company has no off-balance sheet arrangements that have, or are reasonably likely to have, a material  current  or  future  effect on its  financial  condition,  changes  in financial  condition,  revenues or expenses,  results of operations,  liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations nor does it use derivative financial  instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest  rates.  The impact on the Company's  results of a one  percentage point change in short-term  interest  rates would not have a material  impact on the Company's future earnings,  fair value, or cash flows related to investments in cash equivalents or interest earning marketable securities.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                               GOLDBLUM AND WAYNE.

An action was  commenced on March 17, 1996 by Goldblum and Wayne in the Court of
Common Pleas of Montgomery  County alleging that the plaintiffs became owners of
500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of  $100,000.00  for breach of contract  and  conversion.  The
Company  vigorously  defended this law suit through trial during  January,  2004 when the jury returned a unanimous  verdict in favor of the Company.  Plaintiffs filed a  Motion  for  Post  Trial  Relief  with the  Court  of  Common  Pleas of
Montgomery  County  but failed to produce a record or file a Brief in Support of their Motion within the timelines called for by the Pennsylvania  Rules of Civil
Procedure.  The  Quigley  Corporation  has taken  judgment on the verdict in its favor and the appeal period has expired. This action is now concluded.

                       POLSKI VS. THE QUIGLEY CORPORATION.

On August 12, 2004, plaintiff filed an action against The Quigley Corporation in the District Court for Hennepin  County,  Minnesota,  which was not served until
September 2, 2004. The action alleges that plaintiff suffered certain losses and injuries as a result of the Company's nasal spray product. Among the allegations of plaintiff are negligence,  products liability,  alleged breach of express and implied  warranties,  and an  alleged  breach of the  Minnesota  Consumer  Fraud
Statute.

The  Company  has  investigated  the claims and  believes  that they are without merit.  At the  present  time the  matter  is being  defended  by the  Company's insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

  ANGELFIRE, ARVIN, EDWARDS, HOHNSTEIN, HOFFMAN, LAURENT, SMALLEY, AND WILLIAMS
                          VS. THE QUIGLEY CORPORATION.

On November 4, 2004,  plaintiffs filed an action in the Court of Common Pleas of
Bucks County, Pennsylvania,  against The Quigley Corporation. The action alleges that  plaintiffs  suffered  certain losses and injuries as a result of using the
Company's  nasal spray product.  Among the  allegations of plaintiffs are claims that The  Quigley  Corporation  is liable  to them  based on  alleged  false and misleading  advertising,  alleged  negligence,  alleged  products  liability for defective design, alleged breach of express warranty,  alleged breach of implied warranty,  and alleged violations of the Pennsylvania Unfair Trade Practices and
Consumer Protection Law and other Consumer Protection Statutes.

The Company  believes that  plaintiffs'  claims are without merit.  No pre-trial discovery  and motions have been filed  because the Company has yet to be served with the complaint.  No prediction can be made as to the outcome of this case at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None
                                      -23-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(1)  Exhibit 31.1  Certification  by the Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
(2)  Exhibit 31.2  Certification  by the Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002
(3)  Exhibit 32.1  Certification  by the Chief Executive Officer Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002
(4)  Exhibit 32.2  Certification  by the Chief Financial Officer Pursuant to
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

                                      THE QUIGLEY CORPORATION

                                      By: /s/ George J. Longo
                                         --------------------------------------
                                          George J. Longo
                                          Vice President, Chief Financial Officer

Date: November 12, 2004

