Form 10-K
period 2004-12-31
QUIGLEY CORP
filed 2005-03-31
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     (Mark One)

[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934

            For the fiscal year ended December 31, 2004
                                      -----------------

                                       OR
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

            For the transition period from        to
                                           ------    ------

            Commission file number 01-21617
                                   --------

                             THE QUIGLEY CORPORATION
                             -----------------------
             (Exact Name of Registrant as Specified in Its Charter)

          NEVADA                                                23-2577138
          ------                                                ----------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

KELLS BUILDING, 621 SHADY RETREAT ROAD, P.O. BOX 1349, DOYLESTOWN, PA     18901
---------------------------------------------------------------------  ---------
(Address of Principal Executive Offices)                              (Zip Code)

Registrant's telephone number, including area code (215) 345-0919
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.0005 PAR VALUE PER SHARE
                    ----------------------------------------
                                (Title of Class)

                          COMMON SHARE PURCHASE RIGHTS
                          ----------------------------
                                (Title of Class)

Indicate  by check  mark  whether  the  registrant:  (1) has filed  all  reports required to be filed by Section 13 or 15(d) of the  Securities  Exchange  Act of
1934  during  the  preceding  12 months  (or for such  shorter  period  that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K is not contained  herein,  and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates  was $74,708,630 as of June 30, 2004,  based on the closing price of the common stock on The Nasdaq National Market.

Number of shares of each of the registrant's  classes of securities  outstanding on March 23, 2005:

            Common stock, $.0005 par value per share:       11,659,655.
            Common share purchase rights:   0

                       DOCUMENTS INCORPORATED BY REFERENCE

Information  set forth in Part III of this report is  incorporated  by reference
from  the   registrant's   proxy  statement  for  the  2005  annual  meeting  of
stockholders.

                                  Page 1 of 34

                                TABLE OF CONTENTS

Part I                                                                     Page
                                                                          ------
  Item   1.  Business                                                     3 - 10

         2.  Properties                                                       10

         3.  Legal Proceedings                                           10 - 13

         4.  Submission of Matters to a Vote of Security Holders              13

Part II

         5.  Market for Registrant's Common Equity, Related Stockholder
              Matters and Issuer Purchases of Equity Securities          13 - 14

         6.  Selected Financial Data                                          15

         7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                  16 - 22

         7A. Quantitative and Qualitative Disclosures About Market Risk       22

         8.  Financial Statements and Supplementary Data                      23

         9.  Change  in and  Disagreements with Accountants on
              Accounting and Financial Disclosure                             24

         9A. Controls and Procedures                                          24

         9B. Other Information                                                24

Part III

         10. Directors and Executive Officers of the Registrant               24

         11. Executive Compensation                                           24

         12. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      24

         13. Certain Relationships and Related Transactions                   24

         14. Principal Accountant Fees and Services                           25

Part IV
         15. Exhibits and Financial Statement Schedules                  25 - 27

Signatures                                                                    28

FORWARD-LOOKING STATEMENTS

In addition to  historical  information,  this Report  contains  forward-looking statements.  These  forward-looking  statements are subject to certain risks and uncertainties  that could cause actual results to differ  materially  from those reflected in these forward-looking  statements.  Factors that might cause such a difference include,  but are not limited to, management of growth,  competition, pricing  pressures  on the  Company's  products,  industry  growth  and  general economic conditions.  Readers are cautioned not to place undue reliance on these forward-looking  statements,  which reflect management's opinions only as of the date hereof.  The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

CERTAIN RISK FACTORS

The Quigley  Corporation makes no representation that the United States Food and
Drug Administration or any other regulatory agency will grant an Investigational
New Drug or take any other  action to allow its  formulations  to be  studied or marketed. Furthermore, no claim is made that potential medicine discussed herein
is  safe,   effective,   or  approved  by  the  Food  and  Drug  Administration.
Additionally,  data that demonstrates activity or effectiveness in animals or in vitro  tests do not  necessarily  mean the  formula  test  compound,  referenced herein,  will be effective in humans.  Safety and  effectiveness  in humans will have to be  demonstrated  by means of  adequate  and  well  controlled  clinical studies before the clinical  significance of the formula test compound is known.
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

The  Company's  business is the  manufacture  and  distribution  of  cold remedy products to the consumer through the over-the-counter  marketplace together with the sale of proprietary  health and wellness products through its direct selling subsidiary.  One of the  Company's  key  products of its cold remedy  segment is
Cold-Eeze(R),  a zinc  gluconate  glycine  product,  proven in two  double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-Eeze(R)  is now an established  product in the health care and  cold-remedy  market.  Prior  to  October  1,  2004,  the  lozenge  form  of
Cold-Eeze(R)  was  manufactured  by  JoEl,  Inc,  then  the  Company's  contract manufacturer  for this product.  On October 1, 2004,  the Company  completed the purchase  of certain  assets and  assumed  certain  liabilities  of JoEl,  Inc., assuring future  manufacturing  capability  necessary to support the business of
the  cold  remedy  segment.   This  manufacturing  entity,  now  called  Quigley
Manufacturing  Inc.  ("QMI"),  a wholly owned  subsidiary  of the Company,  will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company's  Cold-Eeze(R)  products.  In addition,
QMI  produces  a  variety  of hard and  organic  candy  for sale to third  party customers  in addition  to contract  manufacturing  activities  for  non-related entities. (See Note 3 for further information on this asset acquisition).

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through a network  of  independent  distributors.
Darius is a direct selling  organization  specializing in proprietary health and wellness  products,  which commenced  shipping product to customers in the third quarter of 2000. On January 2, 2001,  the Company  acquired  certain  assets and assumed certain  liabilities of a privately held company  involved in the direct marketing and distribution of health and wellness products.

The formation of Darius has provided  diversification to the Company in both the method of product  distribution  and the broader range of products  available to the  marketplace,  serving as a balance to the  seasonal  revenue  cycles of the
Cold-Eeze(R) branded products.

In January 2001,  the Company  formed an Ethical  Pharmaceutical  Unit,  Quigley
Pharma Inc. ("Pharma"),  the Ethical  Pharmaceutical  segment, that is under the direction of its Executive Vice President and Chairman of its Medical Advisory

Committee.  The  formation of Pharma  followed  the Patent  Office of the United
States Commerce Department's  confirmation of the assignment to the Company of a
Patent  Application for the "Method and Composition for the Topical Treatment of
Diabetic  Neuropathy"  which was issued and extends  through March 27, 2021. The establishment of a dedicated pharmaceutical subsidiary may enable the Company to diversify  into the  prescription  drug market and to ensure safe and  effective
distribution  of  these  important   potential  new  products   currently  under
development.  At this time,  five  patents  have been issued and assigned to the
Company resulting from research activity of Pharma.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural  Products,  Inc.  ("CPNP"),  a developer  and  marketer  of  all-natural sun-care and  skincare  products for luxury  resorts,  theme parks and spas.  In
December  2002,  the Board of Directors  of the Company  approved a plan to sell
CPNP. On January 22, 2003,  the Company  completed the sale of the Company's 60%
equity interest in CPNP to Suncoast Naturals,  Inc.  ("Suncoast").  See Note 5 -
Discontinued Operations.

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

Since  June  1996,  the  cold-remedy   segment  has  concentrated  its  business
operations on the  manufacturing,  marketing and  development of its proprietary
Cold-Eeze(R)  cold-remedy lozenge products and on development of various product extensions.  These products are based upon a proprietary zinc gluconate  glycine formula,  which in two  double-blind  clinical  studies  has shown to reduce the duration  and  severity of the common  cold  symptoms.  The Quigley  Corporation acquired worldwide  manufacturing and distribution rights to this formulation in
1992 and  commenced  national  marketing in 1996.  The demand for the  Company's cold-remedy products is seasonal,  where the third and fourth quarters generally represent the largest sales volume.  Prior to October 1, 2004,  the lozenge form of  Cold-Eeze(R)  was  manufactured by JoEl, Inc. On October 1, 2004 the Company completed  the purchase of certain  assets and assumed  certain  liabilities  of
JoEl, Inc., assuring a future manufacturing  capability necessary to support the business of the cold remedy segment. (see Note 3 for further information on this net asset acquisition).

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
The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.

During 2004,  approximately 93% of the Company's  revenues were generated in the
United States with the remainder being attributable to international trade.

Financial information regarding the Company's operating segments is set forth in
Item 8, Notes to Financial Statements, Note 17 - Segment Information.

PRODUCTS

COLD-REMEDY PRODUCTS

Cold-Eeze(R),   a  zinc  gluconate  glycine   formulation   (ZIGG(TM)),   is  an
over-the-counter  consumer  product  used to reduce the duration and severity of the common  cold and is  currently  sold in lozenge,  sugar-free  tablet and gum
form.   During  2003,  the  Company  launched   Cold-Eeze(R)   Nasal  Spray  and
Kidz-EEZE(TM)  Sore Throat Pops.  In September  2004,  the Company  notified its customers  of its decision to  discontinue  the  Cold-Eeze(R)  Cold Remedy Nasal
Spray  product  within  its  line of cold remedy products. The decision was made because  the product had not  developed  into a viable  entry in the nasal spray cold remedy  category.  Since its launch in September  2003, the product had not met  either  the  Company's  sales  expectations  or its  return  on  investment projections.

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing, marketing of Cold-Eeze(R) products in the United
States.  A  randomized  double-blind   placebo-controlled  study,  conducted  at
Dartmouth College of Health Science, Hanover, New Hampshire,  concluded that the lozenge  formulation  treatment,  initiated  within 48 hours of  symptom  onset, resulted in a significant reduction in the total duration of the common cold.

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

On July 15, 1996,  results of a new randomized  double-blind  placebo-controlled study on the common cold, which commenced at the CLEVELAND CLINIC  FOUNDATION on
October 3, 1994, were published.  The study called "ZINC GLUCONATE  LOZENGES FOR
TREATING THE COMMON COLD" was  completed and published in THE ANNALS OF INTERNAL
MEDICINE - VOL. 125 NO. 2. Using a 13.3mg  lozenge  (almost half the strength of the  lozenge  used in the  Dartmouth  Study),  the  result  still  showed  a 42%
reduction in the duration of common cold symptoms.

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

In May  2003,  the  Company  announced  the  findings  of a  prospective  study, conducted at the Heritage School facility in Provo, Utah, in which 178 children, ages 12 to 18 years, were given Cold-Eeze(R)  lozenges both  symptomatically and prophylactically  from  October 5, 2001 to May 30,  2002.  The study found a 54%
reduction in the most  frequently  observed cold  duration.  Those  subjects not receiving  treatment most  frequently  experienced  symptom  duration of 11 days compared with 5 days when Cold-Eeze(R)  lozenges were administered,  a reduction of 6 days.

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

HEALTH AND WELLNESS

Darius,  through  Innerlight  Inc.,  its wholly  owned  subsidiary,  is a direct selling company  specializing in the development and distribution of proprietary health and wellness products,  including herbal vitamins and dietary supplements for the human condition, primarily within the United States and since the second quarter of 2003,  internationally.  During the  fourth  quarter of 2004,  Darius launched an  exclusive  skin care line under the Beverly  Sassoon  brand name to diversify this segment's product range.

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
               With the  growth of  international  business,  difficulties  with foreign regulatory requirements could have a significant negative
               impact  on  future   growth.   Any  inquiries   from   government
               authorities  relating to the  Company's  business and  compliance with laws and regulations could be harmful to the Company;

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

CONTRACT MANUFACTURING

On October 1, 2004, the Company  purchased  certain  assets and assumed  certain liabilities of JoEl, Inc. Prior to October 1, 2004, JoEl, Inc., was the contract manufacturer  to the Company for the  Cold-Eeze(R)  lozenge form of the product.
From  October  1,  2004,   this   manufacturing   entity,   now  called  Quigley
Manufacturing  Inc.  ("QMI"),  a wholly owned  subsidiary  of the  Company,  has continued to produce  lozenge  product along with  performing  such  operational tasks as  warehousing  and  shipping the  Company's  Cold-Eeze(R)  products.  In addition to that function,  QMI produces a variety of hard and organic candy for sale to third party customers in addition to contract  manufacturing  activities for non-related entities.

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

          o    A Patent (No. 6,753,325 B2) entitled  "Composition and Method for
               Prevention,  Reduction and Treatment of Radiation  Dermatitis," a
               composition  for  preventing,   reducing  or  treating  radiation
               dermatitis. The patent extends through November 5, 2021.

          o    A Patent (No. 6,827,945 B2) entitled "Nutritional  Supplement and
               Method  of  Using  It" for a method  for  treating  at least  one symptom of arthritis. The patent extends through April 22, 2023.

          o    In September 2002, the Company filed a foreign patent application entitled  "Method and  Composition  for the Topical  Treatment of
               Diabetic Neuropathy" in Europe and other foreign markets.

In April 2002, the Company initiated a Phase II Proof of Concept Study in France for  treatment of diabetic  neuropathy,  which was  concluded in 2003.  In April
2003, the Company  announced  that an  independently  monitored  analysis of the
Phase II Proof of Concept Study  concluded that subjects using this  formulation had 67% of their  symptoms  improve,  suggesting  efficacy.  In March 2004,  the
Company  announced  that it had  completed its first meeting at the FDA prior to submitting the Company's  Investigational  New Drug ("IND")  application for the relief of symptoms  of diabetic  symmetrical  peripheral  neuropathy.  The FDA's pre-IND meeting  programs are designed to provide sponsors with advance guidance and input on drug development programs.

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

United States:  No. 4 684 528 (August 4, 1987, expired August 2004)   Sweden: No. 0 183 840 (March 2, 1994)
                No. 4 758 439 (July 19, 1988)                         Canada:  No. 1 243 952 (November 1, 1988)
Great Britain:  No. 2 179 536 (December 21, 1988)                     Germany: No. 3,587,766 (March 2, 1994)
France & Italy: No. EP 0 183 840 B1 (March 2, 1994)                   Japan:     Pending

The  following  patents have been assigned to the Company in relation to Pharma, together with issue date:

United States:  No. 6 555 573 B2 (April 29, 2003)
                No. 6 592 896 B2 (July 15, 2003)
                No. 6 596 313 B2 (July 22, 2003)
                No. 6 753 325 B2 (June 22, 2004)
                No. 6 827 945 B2 (December 7, 2004)

In 1996, the Company also acquired an exclusive license for a United States ZINC
GLUCONATE  USE PATENT NUMBER RI 33,465 from the patent  holder.  This use patent gives the Company  exclusive  rights to both the use and formulation  patents on zinc  gluconate for reducing the duration and severity of common cold  symptoms.
Pursuant  to the  License  Agreement  entered  into  between the Company and the patent  holder,  the Company  paid a royalty  fee to the patent  holder of three percent  (3%) on sales  collected,  less  certain  deductions.  This  patent and exclusive  license  expired in March 2002.  The Company does not  anticipate any material impact on the financial statements from the expiration of the patent.

The  Cold-Eeze(R)  products are marketed by the Company in  accordance  with the terms of a licensing  agreement  (between  the Company and the  developer).  The contract is assignable by the Company with the  developer's  consent.  In return for  exclusive  distribution  rights,  the Company  must pay the  developer a 3%
royalty  and  a 2%  consulting  fee  based  on  sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation  and as such no potential offset from such litigation for these fees has been recorded.

During 1997,  the Company  obtained a trademark for the major  components of its lozenge,  ZIGG(TM) (denoting zinc gluconate glycine),  to set Cold-Eeze(R) apart from the imitations proliferating the marketplace.

An  agreement  between the Company and its  founders was entered into on June 1,
1995.  The  founders,   both  officers  and  stockholders  of  the  Company,  in
consideration of the acquisition of the Cold-Eeze(R)  cold therapy product,  are to receive a total  commission of five percent (5%),  on sales  collected,  less certain deductions until the expiration of this agreement on May 31, 2005.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to the utilization of a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent holder a two percent royalty on net sales of nasal spray products,  less certain  deductions, throughout the term of this agreement, expiring no later than April 2014. As the nasal  spray  product  has now been  discontinued,  no further  obligations  are expected to materialize in relation to this agreement.

During 2004 the  following  patents were granted to the Company  relating to the areas of focus of Pharma:

          o    A Patent (No. 6,753,325 B2) entitled  "Composition and Method for
               Prevention,  Reduction and Treatment of Radiation  Dermatitis," a
               composition  for  preventing,   reducing  or  treating  radiation
               dermatitis. The patent extends through November 5, 2021.

          o    A Patent (No. 6,827,945 B2) entitled "Nutritional  Supplement and
               Method  of  Using  It" for a method  for  treating  at least  one symptom of arthritis. The patent extends through April 22, 2023.

PRODUCT DISTRIBUTION AND CUSTOMERS

The Company has several Broker, Distributor and Representative Agreements,  both nationally and internationally,  which provide for commission compensation based on sales performance.

The Cold-Eeze(R)  products are distributed through numerous food, chain drug and mass merchandisers  throughout the United States, including Walgreen Co., Ahold,
Albertsons, CVS, RiteAid, Publix, Brooks Drug, B.J's Wholesale Club, Inc., Sam's
Club,  Winn-Dixie Stores,  Inc., Wal-Mart,  Target, The Kroger Company,  Safeway
Inc., Costco Wholesale, Kmart Corporation, and wholesale distributors including,
AmerisourceBergen and Cardinal Distribution.

The  Company is not  dependent  on any  single  customer  as the broad  range of customers includes many large wholesalers, mass merchandisers,  and multi-outlet pharmacy  chains,  five of which account for a  significant  percentage of sales volume. The top five customers of the Company represent 27%, 23%, and 23% of its continuing  consolidated  gross  revenues for the years ended December 31, 2004,
2003 and 2002, respectively.

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

RESEARCH AND DEVELOPMENT

The Company's  research and  development  costs for the years ended December 31,
2004, 2003 and 2002 were  $3,232,569,  $3,365,698 and $2,663,291,  respectively.
Future research and development expenditures are anticipated in order to develop extensions  of the  Cold-Eeze(R)  product,  including  potential  unrelated  new products in the consumer health care industry,  that are primarily  supported by clinical studies,  for efficacious  long-term  products that can be coupled with possible line extension  derivatives for a family of products.  Clinical studies and testing are anticipated in connection  with Pharma,  such as the formulation of products for diabetic use, radiation  dermatitis,  influenza A, arthritis and other disorders.  Pharma is currently  involved in research  activity  following patent applications that the Company has acquired,  and research and development costs,  relating to potential products,  are expected to increase  significantly over time as product research and testing continues.

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

COMPETITION

The Company competes with other suppliers of cold-remedy and health and wellness
products.   These  suppliers  range  widely  in  size.  Some  of  the  Company's
competitors  have  significantly  greater  financial,   technical  or  marketing
resources than the Company.  Management believes that its Cold-Eeze(R)  product, which has been  clinically  proven in two  double-blind  studies  to reduce  the severity and duration of common cold  symptoms,  offers a significant  advantage over  many  of its  competitors  in  the  over-the-counter  cold-remedy  market.
Management further believes that Darius' direct marketing  distribution  methods offer a significant advantage over many of its competitors. The Company believes that its  ability to compete  depends on a number of factors,  including  price, product quality,  availability and reliability,  credit terms, name recognition, delivery time and post-sale service and support.  On October 1, 2004 the Company acquired certain assets and assumed certain liabilities of JoEl, Inc., the prior contract  manufacturer of the Cold-Eeze(R) lozenge product. This new subsidiary,
Quigley Manfacturing Inc., assures future production capabilities of the lozenge product which constitutes primarily all of the cold remedy revenue.

EMPLOYEES

At December 31, 2004 the Company employed 131 full-time persons, the majority of
which  were  employed  at  the   Company's   manufacturing   facility,   Quigley
Manufacturing Inc., in a production function.  The remainder were involved in an executive, marketing or administrative capacity. None of the Company's employees are covered by a collective bargaining agreement or are members of a union.

SUPPLIERS

Prior to October 1, 2004, the lozenge form of Cold-Eeze(R)  was  manufactured by
JoEl,  Inc. On October 1, 2004 the  Company  completed  the  purchase of certain assets and assumed  certain  liabilities  of JoEl,  Inc.,  thereby  bringing the manufacturing  process of the lozenge  product under the control of the Company.
The other forms of Cold-Eeze(R)  and remaining  products of both the cold remedy and health  and  wellness  segments  continue  to be  manufactured  by  contract manufacturers.  Should these third party relationships  terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order
to  prevent  such  discontinuance   from  materially   affecting  the  Company's
operations.  Any such termination may,  however,  result in a temporary delay in production  until  the  replacement  facility  is  able to  meet  the  Company's production requirements.

Raw materials used in the production of the  cold-remedy  products are available from numerous sources.  Currently,  they are being procured from a single vendor in order to secure purchasing economies. In a situation where this one vendor is not able to supply the  ingredients,  other  sources have been  identified.  Any situation where the vendor is not able to supply the contract  manufacturer with ingredients  may result in a temporary  delay in  production  until  replacement supplies are obtained to meet the Company's production requirements.

ITEM 2.   PROPERTIES

The corporate office of The Quigley  Corporation is located at 621 Shady Retreat
Road,  Doylestown,  Pennsylvania.  This property,  with an area of approximately
13,000 square feet, was purchased in November 1998 and refurbished  during 1999.
The Company occupies  warehouse space in Las Vegas,  Nevada at a current monthly cost of $2,396. This Nevada location has a three-year lease that expires in July
2006.  In  addition  to storage  facilities  at the  manufacturing  subsidiary's locations,  the Company also stores product in a number of additional warehouses in Pennsylvania  with storage charges based upon the quantities of product being stored.

The manufacturing  facilities of Quigley  Manufacturing Inc. are located in each of Elizabethtown and Lebanon, Pennsylvania. The facilities were purchased by The
Quigley  Corporation  effective  October  1,  2004  as  part  of  the  Company's acquisition of certain assets and assuming certain  liabilities of JoEl, Inc. In total,  the facilities  have a total area of  approximately  73,000 square feet, combining both manufacturing and office space.

The Darius business in Utah is located at 867 East 2260 South, Provo, Utah, with an area of  approximately  24,700 square feet. The current monthly lease cost of this  office and  warehouse  space is  $10,694  with the leases set to expire in
September  2005 and July 2007,  respectively.  The  Company  expects  that these leases will be renewed or that alternative spaces will be obtained.

The Company believes that its existing facilities are adequate at this time.

ITEM 3.  LEGAL PROCEEDINGS

                                TESAURO AND ELEY

In September  2000, the Company was sued by two  individuals  (Jason Tesauro and
Elizabeth Eley, both residents of Georgia), on behalf of a "nationwide class" of
" similarly situated  individuals," in the Court of Common Pleas of Philadelphia
County,  Pennsylvania.  The  Complaint  alleges  that the  Plaintiffs  purchased certain Cold-Eeze(R)  products between August,  1996, and November,  1999, based upon  cable  television,  radio  and  internet  advertisements  which  allegedly misrepresented  the  qualities  and  benefits  of the  Company's  products.  The
Complaint   requests  an  unspecified   amount  of  damages  for  violations  of
Pennsylvania's   consumer   protection   law,  breach  of  warranty  and  unjust
enrichment, as well as a judicial determination that the action be maintained as a class action.

In October  2000,  the Company  filed  Preliminary  Objections  to the Complaint seeking dismissal of the action.  The Court sustained certain objections thereby narrowing  Plaintiffs'  Complaint.  In May  2001,  Plaintiffs  filed a Motion to
Certify the Alleged Class. The Company opposed the Motion. In November 2001, the
Court held a hearing on Plaintiffs'

Motion for Class  Certification.  In January 2002,  the Court denied in part and granted in part the Plaintiffs'  Motion.  The Court denied Plaintiffs' Motion to
Certify a Class  based on  Plaintiffs'  claim  under the  Pennsylvania  Consumer
Protection  Law;  however,  the Court  certified the class based on  Plaintiffs'
breach of warranty and unjust enrichment claims

Discovery  has been  completed and trial that was  originally  scheduled for May
2004 has been continued pending  determination of certain dispositive  pre-trial motions filed by the Company.

The  Corporation  believes  Defendant's  claims  are  without  merit,  and it is vigorously  defending the claims.  Based upon the information the Company has at this  time,  it  believes  the  action  will not have a  material  impact to the
Company. However, at this time no prediction as to the outcome can be made.

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

The  Corporation  believes  Defendant's  claims  are  without  merit,  and it is
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

The Company has  investigated the claims and believes they are without merit. At the  present  time,  the matter is being  defended  by the  Company's  liability insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                       POLSKI VS. THE QUIGLEY CORPORATION

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

The  Company  has  investigated  the claims and  believes  that they are without merit.  At the  present  time,  the matter is being  defended  by the  Company's insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

      ANGELFIRE, ARVIN, BELL, BROWN, EDWARDS, HOHNSTEIN, HOFFMAN, LAURENT,
                   MARTIN, RICHARDSON, RIGSBY, SEONE, SMALLEY,
              VAN BENTHEM AND WILLIAMS VS. THE QUIGLEY CORPORATION

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against  The  Quigley  Corporation.  The complaint  was  amended  on  March  11,  2005  to add an  additional  eight  (8)
plaintiffs in the action.  The action alleges that plaintiffs  suffered  certain losses and  injuries as a result of using the  Company's  nasal  spray  product.
Among the  allegations of plaintiffs are claims that The Quigley  Corporation is liable to them based on alleged  negligence,  alleged strict products  liability
(failure to warn and  defective  design),  alleged  breach of express  warranty, alleged breach of implied warrant,  and an alleged violation of the Pennsylvania
Unfair Trade Practices and Consumer Protection Law and other Consumer Protection
Statutes.

At the present time,  the matter is being  defended by the  Company's  insurance carrier.  An answer  stating  affirmative  defenses  has been  filed.  Pre-trial discovery is being scheduled.

The Company  believes  plaintiffs'  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

               THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.

This action was commenced in November 2004 in the Court of Common Pleas of Bucks
County,  Pennsylvania.  In that action,  the Company is seeking  declaratory and injunctive  relief  against John C.  Godfrey,  Nancy Jane  Godfrey,  and Godfrey
Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze(R)
trade  name  and  trademark;   injunctive   relief  regarding  the  Cold-Eeze(R)
formulations and  manufacturing  methods and injunctive relief for breach of the duty of loyalty.  The  Company's  Complaint is based in part upon the  Exclusive
Representation and Distribution Agreement and the Consulting Agreement (together the  "Agreements")  entered into  between the  defendants  and the Company.  The
Company terminated the Agreements for the defendants'  alleged material breaches
of  the  Agreements.   Defendants  have  answered  the  complaint  and  asserted
counterclaims  against the Company seeking remedies  relative to the Agreements.
The Company has moved to dismiss  portions of defendant's  counterclaims  on the grounds that they are without merit.

The  Corporation  believes  Defendant's  claims  are  without  merit,  and it is vigorously  defending the  counterclaims  and is  prosecuting  its action on its complaint.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company. However, at this time no prediction as to the outcome can be made.

            AXIS SPECIALTY INSURANCE CO. VS. THE QUIGLEY CORPORATION

This action,  filed in January 2005 in the Federal  Eastern  District  Court for
Pennsylvania,  stems from a dispute  between  the  Company and one of its excess liability insurance carriers,  who seeks a judicial declaration of its insurance coverage  obligations  under a  policy  which  terminates  in  March  2005.  The carrier's  action follows a complaint by the Company filed in December 2004 with the Pennsylvania  Insurance Commission,  which ultimately sided with the Company in determining that the carrier failed to observe proper notification procedures when it first sought to limit,  or  alternatively,  to insure at a substantially higher premium,  its coverage  obligations.  This action seeks to deny insurance coverage for certain  product  liability  claims based on  occurrences  prior to
April 6, 2004.

The Company has filed a  counterclaim  requesting  a  declaration  of  insurance coverage under the insurance policy referenced above. The litigation potentially affects  the amount of the  Company's  liability  coverage  for the nasal  spray personal injury litigation described above.

The Company  believes  plaintiffs'  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                          TERMINATED LEGAL PROCEEDINGS

                               GOLDBLUM AND WAYNE

An action was  commenced on March 17, 1996 by Goldblum and Wayne in the Court of
Common Pleas of Montgomery  County alleging that the plaintiffs became owners of
500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of $100,000 for breach of contract and conversion. The Company vigorously defended this lawsuit through trial during January 2004 when the jury returned a unanimous verdict in favor of the Company.  Plaintiffs filed a Motion for  Post  Trial  Relief with the Court of Common Pleas of Montgomery County but failed to produce a record or file a Brief in Support of their Motion within the timelines called for by the Pennsylvania  Rules of Civil Procedure.  The Quigley
Corporation has taken judgment on the verdict in its favor and the appeal period has expired. This action is now concluded.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock,  $.0005 par value, is currently traded on The NASDAQ
National  Market  under the  trading  symbol  "QGLY." The price set forth in the following table  represents the high and low bid prices for the Company's common stock.

                                                    Common Stock
                                                    ------------
                                           2004                     2003
                                  ---------------------    ---------------------
        Quarter Ended                High          Low        High        Low
        -------------                ----          ---        ----        ---

        March 31                  $   10.89    $   8.50    $    7.76    $   4.71
        June 30                   $   10.29    $   6.92    $    8.22    $   5.39
        September 30              $    9.94    $   7.35    $   10.51    $   6.75
        December 31               $    9.92    $   7.56    $   11.12    $   7.32

Such quotations  reflect  inter-dealer  prices,  without  mark-up,  mark-down or commission and may not represent actual transactions.

The  Company's   securities  are  traded  on  The  NASDAQ  National  Market  and consequently  stock  prices  are  available  daily as  generated  by The  NASDAQ
National Market established quotation system.

HOLDERS

As of December 31, 2004, there were  approximately  350 holders of record of the
Company's  Common Stock,  including  brokerage firms,  clearing  houses,  and/or depository firms holding the Company's  securities for their respective clients.
The exact number of beneficial  owners of the Company's  securities is not known but exceeds 400.

DIVIDENDS

The Company has not declared,  nor paid, any cash dividends on its Common Stock.
At this time the Company intends to retain its earnings to finance future growth
and  maintain   liquidity.   In   September   2004,   the  Company   declared  a
dividend-in-kind  of an aggregate  499,282 shares of Suncoast's  common stock to its stockholders.

SALES OF UNREGISTERED SECURITIES TO JOEL, INC.

In connection  with the closing of the Company's  acquisition  of certain assets and  assumption of certain  liabilities  of JoEl,  Inc. on October 1, 2004,  the
Company issued an aggregate of 113,097  unregistered  shares of its Common Stock as part of the purchase price to the  shareholders of JoEl, Inc.  pursuant to an asset  purchase  and sale  agreement by and between  JoEl,  Inc. and the Company dated as of August 18, 2004. The issuance of the 113,097 shares was deemed to be exempt from  registration  under the  Securities  Act of 1933,  as amended  (the
"Securities  Act"),  in  reliance  on Section  4(2) of the  Securities  Act as a transaction by an issuer not involving a public offering.

WARRANTS AND OPTIONS

In addition to the Company's outstanding Common Stock, there are, as of December
31, 2004, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share  stated and expire on the date indicated, as follows:

       Description         Number        Exercise Price       Expiration Date
       -----------         ------        --------------       ---------------
     CLASS "E"             850,000           $1.7500           June 30, 2006
     CLASS "F"             225,000           $2.5000           November 4, 2006
     CLASS "G"             585,000          $10.0000           May 5, 2007
     Option Plan           396,500           $9.6800           December 1, 2007
     Option Plan           331,000           $5.1250           April 6, 2009
     Option Plan           262,000           $0.8125           December 20, 2010
     Option Plan           304,000           $1.2600           December 10, 2011
     Option Plan           345,000           $5.1900           July 30, 2012
     Option Plan           102,000           $5.4900           December 17, 2012
     Option Plan           424,000           $8.1100           October 29, 2013
     Option Plan           500,000           $9.5000           October 26, 2014

At December 31, 2004,  there were 4,324,500  unexercised  and vested options and warrants of the Company's Common Stock available for exercise.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION

The following  table sets forth certain  information  regarding stock option and warrant grants made to employees, directors and consultants:

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                   Number of       Weighted           Number of Securities
                                               Securities to be     Average         Remaining Available for
                                                 Issued Upon    Exercise Price    Future Issuance Under Equity
                                                 Exercise of     Outstanding           Compensation Plans
          Plan Category                          Outstanding      Options &          (Excluding Securities
                                              Options & Warrants   Warrants          Reflected in Column A)
                                                     (A)              (B)                    ( C )
--------------------------------------------------------------------------------------------------------------

Equity Plans Approved by Security Holders(1)       2,664,500         $6.26                   200,000

Equity Plans Not Approved by Security Holders(2)   1,660,000         $4.76                         -

Total                                              4,324,500         $5.68                   200,000

(1)  An incentive  stock option plan was  instituted  in 1997,  (the "1997 Stock
     Option Plan") and approved by the stockholders in 1998. Options pursuant to the 1997  Stock  Option  Plan have been  granted  to  directors,  executive officers, and employees.
(2)  Other  grants  of  warrants  are  specific  and not  part of a plan.  These specific grants were to executive  officers,  employees and consultants for services in 1996 and 1997.

ITEM 6.  SELECTED FINANCIAL DATA

The following  table sets forth the selected  financial  data of the Company for and at the end of the years ended December 31, 2004, 2003, 2002, 2001 and 2000.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial Condition and Results of Operation" and the
Company's financial statements and notes thereto appearing elsewhere herein.

(AMOUNTS IN THOUSANDS, EXCEPT             YEAR  ENDED   YEAR  ENDED   YEAR  ENDED   YEAR  ENDED   YEAR  ENDED
  PER SHARE DATA)                         DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                             2004         2003           2002         2001            2000
                                          --------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                                  $43,948      $41,499       $29,272       $21,226       $15,527
Total revenue                               43,948       41,499        29,421        22,772        15,527
Gross profit                                20,375       20,011        12,212        12,551         9,411
Income (loss) - continuing operations          453          729        (5,132)          934        (5,059)
Loss - discontinued operations (1)            --            (54)       (1,322)         (718)         (137)
Net income (loss)                              453          675        (6,454)          216        (5,196)

Basic earnings (loss) per share:
       Continuing operations                 $0.04        $0.06        ($0.47)        $0.09        ($0.48)
       Discontinued operations                --           --          ($0.12)       ($0.07)       ($0.01)
       Net income (loss)                     $0.04        $0.06        ($0.59)        $0.02        ($0.49)
Diluted earnings (loss) per share:
       Continuing operations                 $0.03        $0.05        ($0.47)        $0.09        ($0.48)
       Discontinued operations                --           --          ($0.12)       ($0.07)       ($0.01)
       Net income (loss)                     $0.03        $0.05        ($0.59)        $0.02        ($0.49)
Weighted average shares outstanding:
       Basic                                11,541       11,467        10,894        10,675        10,551
       Diluted                              14,449       14,910        10,894        10,751        10,551

                                            AS OF         AS OF         AS OF         AS OF         AS OF
                                          DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                             2004         2003           2002         2001            2000
                                          --------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                            $17,853      $18,257       $16,662       $18,626       $18,622
Total assets                                31,530       26,270        24,935        24,756        26,056
Debt                                         2,893         --            --            --            --
Stockholders' equity                       $21,902      $20,787       $19,121       $21,200       $20,971

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS

OVERVIEW

The  Quigley   Corporation,   (the  "Company"),   headquartered  in  Doylestown,
Pennsylvania,  is  a  leading  manufacturer,   marketer  and  distributor  of  a
diversified range of health and homeopathic products.

The Company's  business interests  comprise four segments,  namely  cold-remedy, health and wellness, contract manufacturing and ethical pharmaceutical.

The Cold-Eeze(R)  product continues to be the primary product of the cold-remedy segment and is  available  in  lozenge,  gum and  sugar-free  tablet  form.  The
Kidz-Eeze(TM)  Sore Throat product was launched during the third quarter of 2003 in preparation for the cold season.  A nasal spray product  launched at the same time has since been discontinued due to the product's failure to meet either the
Company's  sales  expectations  or its  return on  investment  projections.  The efficacy of the Cold-Eeze(R)  product was established  following the publication of the second  double blind study in July 1996. A 2002 study also found that the use of Cold-Eeze(R) to treat a cold statistically reduced the use of antibiotics for  respiratory  illnesses by 92% when  Cold-Eeze(R) is administered as a first line treatment  approach to the common cold. In May 2003, the Company  announced the findings of a prospective  study,  conducted at the Heritage School facility in  Provo,  Utah,  in  which  178  children  ages  12 to  18  years  were  given
Cold-Eeze(R)  lozenges both symptomatically and prophylactically from October 5,
2001 to May 30, 2002.  The study found a 54%  reduction  in the most  frequently observed cold duration.  Those subjects not receiving  treatment most frequently experienced  symptom duration at 11 days compared with 5 days when  Cold-Eeze(R)
lozenges were administered, a reduction of 6 days.

In October  2004,  the  Company  acquired  certain  assets and  assumed  certain liabilities of JoEl, Inc., the contract manufacturer of the Cold-Eeze(R) lozenge since its inception.  This is now the contract  manufacturing  business segment,
Quigley Manufacturing Inc. ("QMI"), a wholly owned subsidiary of the Company. In addition to  manufacturing  the lozenge form of the Cold-Eeze(R)  product,  this subsidiary will continue to warehouse and ship all products  related to the cold remedy  segment.  QMI also  manufactures  a variety  of hard  candies  including organic and seasonal  candy  products under its own brand names along with other such  products  in the  capacity  of  contract  manufacturing  for  third  party customers.  QMI is an FDA approved  facility.  The  acquisition  was executed to ensure that the integrity and formulation of the Cold-Eeze(R)  products remained under the  control of the Company and the  assurances  of a continued  supply of
Cold-Eeze(R) to the  marketplace.  The asset  acquisition was financed by way of internal working capital, approximating $1,200,000, the issuance of stock of the
Company,  in  the  value  of  approximately  $1,000,000,  and  a  bank  loan  of
$3,000,000.

Cold-Eeze(R) is distributed through numerous  independent,  chain drug, food and discount  stores  throughout  the United  States.  Net sales of the  cold-remedy segment  increased 11.5% in 2004 over the prior year,  resulting in net sales in
2004 of  $22,834,249  compared to $20,474,969 in 2003. The increase in sales may be attributable to expanded media  advertising and continued  product support at retail level through broad co-operative  advertising programs and also promotion events  beneficial to the consumer.  Additionally,  the cold remedy  segment may have benefited from the media attention  afforded to the scarcity of flu vaccine and the  resulting  media  attention.  Net  sales in 2004 of this  segment  were negatively impacted by approximately $680,000 as a result of the discontinuation of the nasal spray product in September  2004,  and cost of sales were increased by  approximately  $672,000  due to  obsolete  product and  materials,  together combining to a reduction to gross margin of approximately $1,400,000 due to this discontinuation.

The  Company  continues  to  use  the  resources  of  independent  national  and international brokers to represent the Company's  Cold-Eeze(R)  products,  which provides cost efficiencies that benefit the Company.

During  2004,  the  Company  continued  the process of the  registration  of the
Cold-Eeze(R)  products  in the United  Kingdom as a pharmacy  drug and  incurred approximately $431,000 in related expenses.

Darius, through Innerlight Inc., is a direct selling company specializing in the development  and  distribution  of  proprietary  health  and  wellness  products primarily  within the United  States,  with the  commencement  of  international business activity during the second quarter of 2003. Net sales of the health and wellness  segment in 2004 were  $20,361,391  a decrease of $662,803 or 3.2% over the 2003 net sales of  $21,024,194.  While net sales  within the  United  States slowed in 2004  compared to 2003,  international  sales  increased by 135%.  The formation  of Darius has  provided  diversification  to the  Company in both the method of product  distribution  and the broader range of products  available to the  marketplace  serving as a balance  to the  seasonal  revenue  cycles of the
Cold-Eeze(R) branded products.

The establishment of an ethical  pharmaceutical  subsidiary,  Pharma, may enable the Company to diversify into the  prescription  drug market and ensure safe and effective distribution of these important potential new products currently under development.  At this time, the Company has been assigned five patents following the filing of patent  applications  with the Patent  Office of the Unites States
Commerce  Department  and has filed one patent  application  within the European
Community.  Clinical study costs  associated  with Pharma  projects in 2004 were approximately $3,100,000 related to development work being undertaken by Pharma, an  increase  of  approximately  $201,000  over the  prior  year as a result  of increased study activity in various areas of interest.

With  the  exception  of the  Cold-Eeze(R)  lozenge  product  and  the  products manufactured by QMI under its own brand of hard, organic and seasonal candy, the manufacturing  of all of the  Company's  remaining  products  is carried  out by outside sources.

Operating  expenses  during  2004  increased  over those of 2003  largely due to increased media advertising focused on the initial stages of the cold season.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its marketing and  distribution  capabilities in order to continue to  compete  on a  national  and  international  level.  The  formation  of QMI, following the acquisition of certain assets and assuming certain  liabilities of
JoEl,  Inc.,  serves to protect the future  availability  and  integrity  of the
Cold-Eeze(R)  product and also makes  available to the Company the operations of an FDA approved facility for any future product development and manufacture.

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP, which was originally acquired in July 2000. On January 22, 2003, the Board of  Directors  of the Company  completed  the sale of the  Company's  60% equity interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP, the Company  received  750,000  shares of  Suncoast's  common  stock and 100,000 shares of Suncoast's Series A Redeemable Preferred Stock, which bear interest at a rate of 4.25% per annum and which is redeemable  from time to time after March
31,  2003 in such  amounts as is equal to 50% of the free cash flow  reported by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption price of $10.00 per share.  Following the purchase by Suncoast of the Company's 60% equity interest in CPNP, the Company owned 19.5% of Suncoast's issued and  outstanding  capital  stock valued at $79,365,  which  investment is accounted for on the cost basis method,  representing the Company's share of the fair value of Suncoast at the time the  transaction  was recorded.  In September
2004, the Company declared a dividend-in-kind  of an aggregate of 499,282 shares of Suncoast's  common stock to its  stockholders  and accordingly the investment value has been  reduced to $26,455 at December  31,  2004.  Following  the stock dividend, the Company's holding in Suncoast is approximately 5%.

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  INTERPRETATION  NO. 46 (REVISED  DECEMBER 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTEREST  ENTITIES (FIN 46), which it supersedes.  FIN 46R requires the application  of either FIN 46 or FIN 46R by  "Public  Entities"  to all  Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004. The Company has determined that  Scandasystems,  a related party
(see Notes 4 and 16),  qualifies as a variable interest entity and was initially consolidated  beginning  with the quarter ended March 31, 2004.  Due to the fact that the Company has no long-term  contractual  commitments or  guarantees,  the maximum exposure to loss is insignificant.

On  December  16,  2004,  the FASB  issued  STATEMENT  NO. 123  (REVISED  2004),
SHARE-BASED  PAYMENT  (STATEMENT  123(R)),  which  replaces  Statement  No. 123,
"Accounting  for Stock-Based  Compensation,"  and supersedes APB Opinion No. 25,
"Accounting  for Stock  Issued to  Employees."  Statement  123 (R)  requires all companies to measure  compensation cost for all share-based  payments (including employee  stock  options) at fair value and  recognize the cost in the financial statements  beginning  with the first  interim or annual  reporting  period that begins after June 15, 2005. The pro forma disclosures previously permitted under
Statement  123  will  no  longer  be  an  alternative  to  financial   statement
recognition. The Company is required to adopt Statement 123(R) beginning July 1,
2005.  This  statement  applies to all awards granted after the date of adoption and  to  awards  modified,  repurchased,  or  cancelled  after  that  date.  The cumulative  effect of  initially  applying  Statement  123(R),  if any,  will be recognized as of the date of adoption.

The Company is required to apply  Statement  123(R) using a modified  version of prospective  application.  Under that transition  method,  compensation  cost is recognized  on or after the date of  adoption  for the  portion  of  outstanding awards, for which the requisite service has not yet been rendered,  based on the grant-date  fair value of those awards  calculated  under  Statement 123 for pro forma  disclosures.  For periods  before the date of  adoption,  the Company may elect to apply a  modified  version of  retrospective  application  under  which financial  statements for prior periods are adjusted on a basis  consistent with the pro forma  disclosures  required  for those  periods by  Statement  123. The
Company is currently  evaluating the impact of the statement,  but does not plan to retrospectively apply this statement.

In November 2004, the FASB issued SFAS No. 151,  "INVENTORY COSTS" ("SFAS 151").
SFAS 151 amends the guidance in Chapter 4 of  Accounting  Research  Bulletin No.
43,  "Inventory  Pricing" to clarify the accounting for amounts of idle facility expense,  freight,  handling costs and wasted  material.  SFAS 151 requires that these types of items be recognized as current period charges as they occur.  The provisions of SFAS 151 are effective for inventory  costs incurred during fiscal years  beginning  after June 15,  2005.  The  adoption  of this  standard is not expected to have an impact on the  Company's  consolidated  financial  position, results of operations or cash flows.

CRITICAL ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered  to the  general  public  and is  also  involved  in  the  research  and development of potential prescription products.  Certain key accounting policies that may affect the results of the Company are the timing of revenue recognition and sales incentives particularly co-operative  advertising;  the classification of royalties and commissions;  the classification of advertising  expenses;  and the fact that all research and development costs are expensed as incurred.  Note
1,  Organization  and  Business,   describes  the  Company's  other  significant
accounting policies.

REVENUE RECOGNITION

Cold-remedy  sales  are  recognized  at the time  ownership  and risk of loss is transferred  to the  customer,  which is  primarily  the time  the  shipment  is received by the customer.  In the case of the health and wellness  segment sales and  third  party  sales  from the  contract  manufacturing  segment,  sales are recognized  at the time goods are  shipped to the  customer.  Sales  returns and allowances  are provided for in the period that the related  sales are recorded.
Provisions  for these  reserves  are based on  historical  experience.  The 2004 results include a returns  provision of  approximately  $626,000 in the event of future product returns  following the  discontinuation  of the Cold-Eeze(R) Cold
Remedy Nasal Spray product in September 2004.

ROYALTIES AND COMMISSIONS

The Company  includes  royalties and founders'  commissions  incurred as cost of sales for the Cold Remedy segment and in administration  expenses for the Health and Wellness  segment based on agreement  terms. The Health and Wellness segment expense  relates  to the  Company's  agreement  with the  former  owners  of the
Utah-based direct marketing and selling company,  whereby they receive payments, currently totaling 5% of net sales collected,  for use of product  formulations, consulting,  confidentiality and non-compete  agreements with such expense being
expensed  as  incurred.   Commission  expense  related  to  independent  brokers
associated with the cold remedy and contract  manufacturing segments is included in administration expenses.  Independent  representative commissions incurred by the Health and Wellness segment are included in cost of sales.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising expense is made up of media advertising,  presented as part of sales and marketing  expense;  co-operative  advertising,  which is accounted for as a deduction from sales; and bonus product,  which is accounted for as part of cost of sales.  The level of  advertising  expense to be incurred is determined  each period to coincide with management's sales and marketing strategies. Advertising costs  incurred  for the  years  ended  December  31,  2004,  2003 and 2002 were
$6,584,600, $5,483,465 and $4,794,955, respectively. This expense item increased in 2004 due to management's  decision to advertise  during the initial stages of the  2004/2005  cold season in  contrast to the prior year.  Included in prepaid expenses and other current  assets were $41,375 and $68,000 at December 31, 2004 and December 31, 2003, respectively, related to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the  years  ended  December  31,  2004,  2003  and  2002  were
$3,232,569, $3,365,698, $2,663,291, respectively. The primary reason for the

decrease  in  expenditure  in  2004  was  reduced   Cold-Eeze(R)  related  costs
accompanied by a partial offset as a result of increased Pharma costs. Pharma is currently involved in research activity  following patent  applications that the
Company has  acquired.  Research and  development  costs,  relating to potential products,  are expected to increase  significantly over time as product research and testing continues.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH SAME PERIOD 2003

Revenues  from  continuing  operations  for 2004 were  $43,947,995  compared  to
$41,499,163  for 2003,  reflecting  an  increase of 5.9% in 2004.  Revenues,  by
segment,   for  2004  were  cold-remedy,   $22,834,249;   health  and  wellness,
$20,361,391; and contract manufacturing,  $752,355, as compared to 2003 when the revenues for each respective segment were $20,474,969, $21,024,194 and zero. The contract manufacturing segment refers to the third party sales generated by QMI.
In  addition  to  the  manufacture  of  the  Cold-Eeze(R)   product,   QMI  also
manufactures  a variety of hard and  organic  candies  under its own brand names along with other products on a contract manufacturing basis for other customers.
The 2004 revenues for the cold-remedy  segment were  negatively  affected by the discontinuation  of the nasal  spray  product,  reducing  the 2004  revenues  by approximately  $680,000 as a result of actual and anticipated  product  returns.
Notwithstanding the discontinuation of the nasal spray product,  the cold-remedy segment reported increased revenues which may be attributable to strategic media advertising during the early part of the cold season,  strong trade and consumer product  promotions,  and media  attention  during  the  fourth  quarter of 2004 following the reported scarcity of flu vaccine products. The health and wellness segment  reported reduced revenues in 2004 of $662,803 over the prior year. This segment experienced a reduction in domestic sales which were offset by increased sales to international markets of 135%.

Cost of sales from  continuing  operations for 2004 as a percentage of net sales was 53.6%,  compared  to 51.8% for 2003.  The cost of sales  percentage  for the cold-remedy segment increased in 2004 by 4.7% primarily due to the impact of the discontinuation  of the nasal  spray  product.  The  discontinuation  negatively impacted  net sales by  approximately  $680,000  and  resulted in an  additional expense to cost of sales of  approximately  $672,000 due to obsolete product and materials.  Remaining  variations  between  the years is  largely  the result of product mix. The cost of sales  percentage  for the health and wellness  segment increased  in 2004 by 1.2%  largely  attributable  to a charge of  approximately
$200,000 related to a reserve for expected obsolete inventory.

Selling,  marketing and administrative  expenses from continuing  operations for
2004 were $16,960,313  compared to $16,010,164 in 2003. The increase in 2004 was primarily due to increased media advertising of $892,771, largely related to the commencement of Cold-Eeze(R)  advertising activity earlier in the 2004/2005 cold season compared to prior year. Selling,  marketing and administrative  expenses,
by  segment,  in  2004  were  cold  remedy  $11,068,726,   health  and  wellness
$5,098,834,  Pharma $492,562 and contract manufacturing $300,191, as compared to
2003  when  these  expenses  for  each  respective   segment  were  $10,061,349,
$5,396,696, $552,119 and zero.

Research and development costs from continuing  operations in 2004 and 2003 were
$3,232,569 and $3,365,698,  respectively.  Principally, the decrease in research and  development  expenditure  was the result of decreased  cold-remedy  related product  testing costs in 2004 compared to the prior year,  which were offset by increased Pharma study costs of approximately $261,000.

During 2004,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$12,900,314 (64%) of the total operating expenses of $20,192,882, an increase of
13.9% over the 2003 amount of $11,328,608, largely the result of increased media advertising and payroll costs in 2004.

Revenues of CPNP  (discontinued  operations) for the twelve months periods ended
December 31, 2004 and 2003 were zero and $59,824,  respectively,  and net losses for the same periods were zero and $54,349. The results of CPNP are presented as discontinued operations in the Statements of Operations.

Total assets of the Company at December 31, 2004 and 2003 were  $31,529,756  and
$26,269,759,  respectively. Working capital decreased by $404,444 to $17,852,910 at December 31, 2004.  The primary  influences  on working  capital  during 2004 were: the increase in cash balances,  decreased account receivable  balances due to attentive collections management, reductions in inventory on hand as a result of increased  revenues and  management  control;  increased  liabilities  due to current  portion of long term debt of  $428,571  related to the  acquisition  of certain assets,  (primarily  property,  plant and equipment),  and assumption of certain liabilities of the former contract manufacturer, JoEl, Inc., now Quigley
Manufacturing  Inc. ("QMI") , along with the inclusion of assets and liabilities relating to QMI at December 31, 2004,  and the increase in  advertising  payable balances due to increased advertising activity in the latter part of 2004.

TWELVE MONTHS ENDED DECEMBER 31, 2003 COMPARED WITH SAME PERIOD 2002

Revenues  from  continuing  operations  for 2003 were  $41,499,163  compared  to
$29,420,646  for 2002, an increase of 41% in 2003.  Revenues for 2003  comprised
$20,474,969  relating to the  cold-remedy  segment,  primarily the  Cold-Eeze(R)
product, and $21,024,194 from the health and wellness segment,  compared to 2002 revenues of $14,199,833 and $15,220,813,  by each respective  segment.  The 2002 cold-remedy  revenues  included  an  amount  of  $148,866  as a  result  of  the settlement  of the  infringement  suit against Gel Tech,  LLC, the  developer of
Zicam(TM), and Gum Tech International,  Inc., its distributor. The 2003 increase in the  revenues  of the  cold-remedy  segment  may have  been  attributable  to management's  strategy in supporting the Cold-Eeze(R) product in the marketplace by way of media  advertising and ongoing  co-operative  advertising  initiatives with the Company's  customer base. The segment may also have been  influenced by media  attention to the  possibility of increased cold and influenza  incidences during the  2003/2004  cold  season.  The health and wellness  segment  reported significantly  increased  revenues  in 2003 of  $5,803,380  over the prior  year
primarily  due  to  the  recruitment  by  the  Company  of  active   independent
representatives  along with the Company entering the international market during the second quarter of 2003.

Cost of sales from  continuing  operations for 2003 as a percentage of net sales was  51.8%  compared  to 58.8% for 2002.  The cost of sales  percentage  for the cold-remedy  segment  was  reduced  in 2003 by 8.2%  due to  decreased  costs of product bonus promotions and considerably  reduced royalty charges  attributable to the nasal and throat pop products.  The 2002 amount also included charges for inventory obsolescence. The cost of sales percentage for the health and wellness segment  decreased in 2003 by 5.2% largely  attributable  to fluctuations in the commission expense payable to the independent representatives along with charges in 2002 as a result of obsolete inventory on hand.

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
respectively.

Revenues of CPNP  (discontinued  operations) for the twelve months periods ended
December 31, 2003 and 2002 were $59,824, and $2,040,312,  respectively,  and net losses for the same periods were $54,349 and $1,322,355. The results of CPNP are presented as discontinued operations in the Statements of Operations and Balance
Sheets.

Total assets of the Company at December 31, 2003 and 2002 were  $26,269,759  and
$24,934,956,   respectively.   Working   capital   increased  by  $1,595,405  to
$18,257,354  at December 31, 2003.  The primary  influences  on working  capital during 2003 were: the decrease in cash balances,  increased  account  receivable balances due to increased revenues,  reductions in inventory on hand as a result of increased  revenues and management  control;  increases in both other current liabilities  and accrued  royalty and sales  commissions  due to improved  sales activity in 2003.

MATERIAL COMMITMENTS AND SIGNIFICANT AGREEMENTS

Effective  October 1, 2004,  the  Company  acquired  certain  assets and assumed certain  liabilities of JoEl,  Inc., the sole  manufacturer of the  Cold-Eeze(R)
lozenge  product.  As part of the  acquisition,  the Company entered into a loan obligation in the amount of $3.0 million  payable to PNC Bank,  N.A. The loan is collateralized  by  mortgages  on real  property  located  in  each of  Lebanon,
Pennsylvania  and  Elizabethtown,  Pennsylvania  and  was  used to  finance  the majority  of the cash  portion of the  purchase  price.  The  Company  can elect interest  rate options of either the Prime Rate or LIBOR plus 200 basis  points.
The loan is payable in eighty-four equal monthly  principal  payments of $35,714 commencing  November 1, 2004,  and such  amounts  payable are  reflected  in the consolidated  balance sheet as current  portion of long-term  debt  amounting to
$428,571  and  long  term  debt  amounting  to  $2,464,286.  The  Company  is in compliance with all related loan covenants.

With the exception of the Company's  Cold-Eeze(R) lozenge product, the Company's products are  manufactured  by outside  sources.  The Company has  agreements in place with these  manufacturers,  which ensure a reliable  source of product for the future.

The Company has agreements in place with  independent  brokers whose function is to  represent  the  Company's  Cold-Eeze(R)  products,  in a  product  sales and promotion  capacity,  throughout  the  United  States and  internationally.  The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

The Company has maintained a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation and as such, no potential  offset  from such  litigation  for these fees have been  recorded.  A founder's  commission totaling 5%, on sales collected,  less certain deductions, is paid to two of the  officers  of the  Company,  who are  also  directors  and stockholders of the Company,  and whose agreements  expire in 2005. The expenses for the respective  periods relating to such agreements  amounted to $2,058,965,
$1,805,294 and $1,421,475 for the twelve months periods ended December 31, 2004,
2003 and 2002, respectively.  Amounts accrued for these expenses at December 31,
2004 and December 31, 2003 were $1,129,654 and $915,109, respectively.

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement  during 2004,  2003 and 2002 were  $800,881,  $880,091  and  $678,454, respectively. Amounts payable under such agreement at December 31, 2004 and 2003 were $60,876 and $68,388, respectively.

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to the utilization of a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent holder a two percent royalty on net sales of nasal spray products,  less certain  deductions, throughout the term of this agreement, expiring no later than April 2014. As the nasal  spray  product  has now been  discontinued,  no further  obligations  are expected to materialize in relation to this  agreement.  Amounts paid or payable under such  agreement  during the twelve month periods ended  December 31, 2004,
2003 and 2002 were zero, $26,613 and zero, respectively. An amount of $4,606 was returnable  to the Company by the patent  holder at December 31, 2004,  while an amount of $1,613  relating to this  agreement was accrued or payable at December
31, 2003.

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2004, 2003 and
2002, of $335,226,  $255,078,  and $236,304,  respectively.  The future  minimum lease obligations under these operating leases are approximately $320,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $17,852,910  and $18,257,354 at December 31,
2004 and 2003,  respectively.  Changes  in  working  capital  overall  have been
primarily  due  to  the  following  items:   cash  balances  have  increased  by
$2,974,352; account receivable balances decreased by $1,485,904 due to effective collection  practices;  inventory  decreased by $298,221 due to increased  sales activity and the management of inventory levels;  accrued advertising  increased by $564,475 due to the  rescheduling of media  advertising in 2004 to earlier in the cold  season in  contrast  to the  prior  year;  and an  amount  in  current liabilities of $428,571  relating to the current  principal  portion of the loan liability due to the acquisition of JoEl, Inc.  effective  October 1, 2004 while the assets acquired are presented in property,  plant and equipment.  Total cash balances  at December  31, 2004 were  $14,366,441  compared  to  $11,392,089  at
December 31, 2003.

Management  believes that its revised  strategy to establish  Cold-Eeze(R)  as a
recognized   brand  name,  its  broader  range  of  products,   its  diversified
distribution  methods as it relates to the health and wellness business segment, adequate  manufacturing  capacity,  and growth in international sales,  together with its current working  capital,  should provide an internal source of capital to fund the  Company's  business  operations.  The  cold-remedy  and  health and wellness  segments  contribute  current  expenditure  support in relation to the
ethical  pharmaceutical   segment.  In  addition  to  anticipated  funding  from
operations,  the  Company  and its  subsidiaries  may in the short and long term raise capital through the issuance of equity  securities to finance  anticipated growth.

Management is not aware of any trends,  events or uncertainties that have or are reasonably  likely to have a material  negative  impact upon the  Company's  (a)
short-term or long-term  liquidity,  or (b) net sales or income from  continuing operations.  Any challenge to the Company's  patent rights could have a material adverse effect on future liquidity of the Company;  however,  the Company is not aware of any condition that would make such an event probable.

Management believes that cash generated from operations,  along with its current cash  balances,  will be  sufficient  to finance  working  capital  and  capital expenditure requirements for at least the next twelve months.

CONTRACTUAL OBLIGATIONS

The Company's  future  contractual  obligations  and commitments at December 31,
2004 consist of the following:

                                                                               PAYMENT DUE BY PERIOD
                                                                               ---------------------
                                                            Less than             2-3               4-5            More than
   Contractual Obligations                  Total             1 year             years             years            5 years
-------------------------------------------------------------------------------------------------------------------------------

Long-Term Debt Obligations (1)           $2,892,857          $428,571          $857,142          $857,142          $750,002
Operating Lease Obligations                 388,000           188,000           200,000              --                --
Purchase Obligations                        207,000           207,000              --                --                --
Research and Development                  1,100,000         1,100,000              --                --                --
Advertising                                 649,000           649,000              --                --                --
                                 ----------------------------------------------------------------------------------------------
Total Contractual Obligations            $5,236,857        $2,572,571        $1,057,142          $857,142          $750,002
                                 ==============================================================================================

(1)  See  Note 8,  "Long-Term  Debt"  to the  Company's  consolidated  financial statements for additional information on long-term debt obligations.

OFF-BALANCE SHEET ARRANGEMENTS

It is not the Company's usual business  practice to enter into off-balance sheet arrangements such as guarantees on loans and financial  commitments and retained interests in assets  transferred to an unconsolidated  entity for securitization purposes.  Consequently,  the Company has no off-balance sheet arrangements that have, or are reasonably  likely to have, a material  current or future effect on its financial condition,  changes in financial condition,  revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

IMPACT OF INFLATION

The Company is subject to normal  inflationary  trends and anticipates  that any increased costs would be passed on to its customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in  short-term  interest  rates  would not have a material  impact on the
Company's future  earnings,  fair value, or cash flows related to investments in cash  equivalents or  interest-earning  marketable  securities.  At December 31,
2004,  the Company had $2.9 million of variable  rate debt. If the interest rate on the debt were to increase or  decrease  by 1% for the year,  annual  interest expense would increase or decrease by approximately $29,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                          Page
                                                                                    ----

Balance Sheets as of December 31, 2004 and 2003                                      F-1

Statements of Operations for the years ended December 31, 2004, 2003, and 2002       F-2

Statements of Stockholders' Equity for the years ended December 31, 2004, 2003,
  and 2002                                                                           F-3

Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002       F-4

Notes to Financial Statements                                                        F-5 to F-23

Responsibility for Financial Statements                                              F-24

Report of Independent Registered Public Accounting Firm
     Amper, Politziner & Mattia, P.C.                                            F-25

Report of Independent Registered Public Accounting Firm
     PricewaterhouseCoopers LLP                                                      F-26

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                                                       December 31, 2004    December 31, 2003
                                                                                       -----------------    -----------------

CURRENT ASSETS:

           Cash and cash equivalents                                                       $ 14,366,441        $ 11,392,089
           Accounts receivable (net of doubtful accounts of $311,764 and $808,812)            6,375,979           7,861,883
           Inventory                                                                          3,454,682           3,752,903
           Prepaid expenses and other current assets                                            764,359             733,597
                                                                                       -----------------    -----------------
               TOTAL CURRENT ASSETS                                                          24,961,461          23,740,472
                                                                                       -----------------    -----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                           6,473,688           2,418,159
                                                                                       -----------------    -----------------

OTHER ASSETS:
          Goodwill                                                                               30,763              30,763
          Other assets                                                                           63,844              80,365
                                                                                       -----------------    -----------------
                TOTAL OTHER ASSETS                                                               94,607             111,128
                                                                                       -----------------    -----------------

TOTAL ASSETS                                                                               $ 31,529,756        $ 26,269,759
                                                                                       =================    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
           Current portion of long-term debt                                               $    428,571        $       --
           Accounts payable                                                                     978,401             524,136
           Accrued royalties and sales commissions                                            1,796,081           1,594,457
           Accrued advertising                                                                1,919,011           1,354,536
           Other current liabilities                                                          1,986,487           2,009,989
                                                                                       -----------------    -----------------
                TOTAL CURRENT LIABILITIES                                                     7,108,551           5,483,118
                                                                                       -----------------    -----------------

LONG-TERM DEBT                                                                                2,464,286                --

MINORITY INTEREST                                                                                54,980                --

COMMITMENTS AND CONTINGENCIES  (Note 10)

STOCKHOLDERS' EQUITY:

           Common stock, $.0005 par value; authorized 50,000,000;
                Issued:16,285,796 and 16,149,079 shares                                           8,143               8,074
           Additional paid-in-capital                                                        35,203,816          34,281,449
           Retained earnings                                                                 11,878,139          11,685,277
           Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                    (25,188,159)        (25,188,159)
                                                                                       -----------------    -----------------
                TOTAL STOCKHOLDERS' EQUITY                                                   21,901,939          20,786,641
                                                                                       -----------------    -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 31,529,756        $ 26,269,759
                                                                                       =================    =================

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Year Ended         Year Ended         Year Ended
                                                                 December 31, 2004  December 31, 2003   December 31, 2002
                                                                 -----------------  -----------------   -----------------

NET SALES                                                           $ 43,947,995       $ 41,499,163       $ 29,271,780

LICENSING FEES                                                              --                 --              148,866
                                                                 -----------------  -----------------   -----------------
TOTAL REVENUE                                                         43,947,995         41,499,163         29,420,646
                                                                 -----------------  -----------------   -----------------
COST OF SALES                                                         23,573,126         21,487,763         17,208,836
                                                                 -----------------  -----------------   -----------------
GROSS PROFIT                                                          20,374,869         20,011,400         12,211,810
                                                                 -----------------  -----------------   -----------------
OPERATING EXPENSES:
      Sales and marketing                                              7,140,365          6,166,318          4,941,174
      Administration                                                   9,819,948          9,843,846          9,891,761
      Research and development                                         3,232,569          3,365,698          2,663,291
                                                                 -----------------  -----------------   -----------------
TOTAL OPERATING EXPENSES                                              20,192,882         19,375,862         17,496,226
                                                                 -----------------  -----------------   -----------------

INCOME (LOSS) FROM OPERATIONS                                            181,987            635,538         (5,284,416)
                                                                 -----------------  -----------------   -----------------
OTHER INCOME  (EXPENSE)
      Interest income                                                    104,339             93,385            152,313
      Interest expense                                                   (32,250)              --                 --
      Gain on dividend-in-kind                                           198,786               --                 --
                                                                 -----------------  -----------------   -----------------
TOTAL OTHER INCOME, NET                                                  270,875             93,385            152,313
                                                                 -----------------  -----------------   -----------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE TAXES                                                             452,862            728,923         (5,132,103)
                                                                 -----------------  -----------------   -----------------

INCOME TAXES                                                                --                 --                 --
                                                                 -----------------  -----------------   -----------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                 452,862            728,923         (5,132,103)
                                                                 -----------------  -----------------   -----------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                          --              (54,349)          (689,122)

 Loss on impairment related to investment in sun-care and skincare
 Operations                                                                 --                 --             (633,233)

                                                                 -----------------  -----------------   -----------------
NET INCOME (LOSS)                                                       $452,862           $674,574        ($6,454,458)
                                                                 =================  =================   =================

BASIC EARNINGS PER COMMON SHARE:
  Income (loss) from continuing operations                                 $0.04              $0.06             ($0.47)
  Loss from discontinued operations                                         --                 --                (0.12)
                                                                 -----------------  -----------------   -----------------
  Net Income (loss)                                                        $0.04              $0.06             ($0.59)
                                                                 =================  =================   =================

DILUTED EARNINGS PER COMMON SHARE:
  Income (loss) from continuing operations                                 $0.03              $0.05             ($0.47)
  Loss from discontinued operations                                         --                 --                (0.12)
                                                                 -----------------  -----------------   -----------------
  Net Income (loss)                                                        $0.03              $0.05             ($0.59)
                                                                 =================  =================   =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                           11,541,012         11,467,087         10,893,944
                                                                 =================  =================   =================

      Diluted                                                         14,449,334         14,910,246         10,893,944
                                                                 =================  =================   =================

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                          COMMON                   ADDITIONAL
                                          STOCK        ISSUED       PAID-IN-          TREASURY        RETAINED
                                          SHARES       AMOUNT       CAPITAL            STOCK          EARNINGS        TOTAL
                                     -----------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2001               10,675,153     $7,661     $28,915,612      ($25,188,159)    $17,465,161    $21,200,275
                                     -----------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                             828,177                                          828,177

Tax benefit allowance                                                (828,177)                                        (828,177)

Warrants issued for service                                         1,125,000                                        1,125,000

Proceeds from options and
  warrants exercised                       781,464        390       3,249,610                                        3,250,000

Net loss                                                                                             (6,454,458)    (6,454,458)
                                     -----------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002               11,456,617      8,051      33,290,222       (25,188,159)     11,010,703     19,120,817
                                     -----------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                             133,014                                          133,014

Tax benefit allowance                                                (133,014)                                        (133,014)

Warrants issued for service                                           975,000                                          975,000

Proceeds from options and
  warrants exercised                        46,409         23          16,227                                           16,250

Net income                                                                                              674,574        674,574
                                     -----------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2003               11,503,026      8,074      34,281,449       (25,188,159)     11,685,277     20,786,641

                                     -----------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                              67,675                                           67,675

Tax benefit allowance                                                 (67,675)                                         (67,675)

Shares issued for net asset
  acquisition, net of
  registration fees                        113,097         58         895,392                                          895,450

Proceeds from option exercises              23,620         11          26,975                                           26,986

Dividend-in-kind                                                                                       (260,000)      (260,000)

Net Income                                                                                              452,862        452,862
                                     -----------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2004               11,639,743     $8,143     $35,203,816      ($25,188,159)    $11,878,139    $21,901,939
                                     =========================================================================================

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Year Ended           Year Ended          Year Ended
                                                            December 31, 2004   December 31, 2003    December 31, 2002
                                                            -----------------   -----------------    -----------------
OPERATING ACTIVITIES:
Net income (loss)                                              $    452,862         $    674,574         ($ 6,454,458)
                                                               ------------         ------------         ------------
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO
 NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS:
  Loss from discontinued operations                                    --                 54,349              689,122
  Loss on impairment related to discontinued operations                --                   --                633,233
  Depreciation and amortization                                     622,348              473,593              409,068
  Gain on dividend-in-kind                                         (198,786)                --                   --
  Compensation satisfied with common stock warrants                    --                   --              2,100,000
  Bad debts provision                                              (497,048)              71,030               18,472

  (INCREASE) DECREASE IN ASSETS:
       Accounts receivable                                        1,982,952           (3,744,790)             (31,201)
       Inventory                                                  1,198,221              773,858            1,564,459
       Prepaid expenses and other current assets                     47,298             (243,480)             958,040
       Other assets                                                 (33,611)                --                   --
  INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable                                             454,265              129,461             (424,130)
       Accrued royalties and sales commissions                      201,624              447,962              277,874
       Accrued advertising                                          564,475             (205,041)             890,783
       Other current liabilities                                   (134,573)             656,608              508,922
                                                               ------------         ------------         ------------
                 TOTAL ADJUSTMENTS                                4,207,165           (1,586,450)           7,594,642
                                                               ------------         ------------         ------------

NET CASH (USED IN) PROVIDED BY  OPERATING ACTIVITIES              4,660,027             (911,876)           1,140,184
                                                               ------------         ------------         ------------

INVESTING ACTIVITIES:
  Capital expenditures                                             (310,139)            (555,016)            (580,861)
  Cost of assets acquired, net of registration fees              (4,295,380)                --                   --
                                                               ------------         ------------         ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                     (4,605,519)            (555,016)            (580,861)
                                                               ------------         ------------         ------------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                              3,000,000                 --                   --
  Principal payments on long-term debt                             (107,142)                --                   --
  Stock options and warrants exercised                               26,986               16,250            3,250,000
                                                               ------------         ------------         ------------
NET CASH FLOWS PROVIDED BY
  FINANCING ACTIVITIES                                            2,919,844               16,250            3,250,000
                                                               ------------         ------------         ------------

NET CASH USED IN DISCONTINUED
  OPERATIONS                                                           --                (54,349)            (596,548)
                                                               ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH                                   2,974,352           (1,504,991)           3,212,775

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                         11,392,089           12,897,080            9,684,305
                                                               ------------         ------------         ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                                $ 14,366,441         $ 11,392,089         $ 12,897,080
                                                               ============         ============         ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     NON-CASH INVESTING AND FINANCING:
     Common stock issued for net assets acquired               $    977,158                 --                   --

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of health and homeopathic  products that are being offered to the general public,  and the research and  development  of potential  prescription  products.  The Company is organized  into four  business  segments,  which  are,  Cold-Remedy,  Health and
Wellness,  Contract  Manufacturing  and Ethical  Pharmaceutical.  For the fiscal periods presented, the Company's revenues have come primarily from the Company's
Cold-Remedy business segment and the Health and Wellness business segment.

The Company's  principal  cold-remedy  product,  Cold-Eeze(R),  a zinc gluconate glycine formulation  (ZIGG(TM)) is an over-the-counter  consumer product used to reduce the duration  and  severity of the common  cold.  The lozenge form of the product is manufactured by Quigley Manufacturing Inc., a wholly owned subsidiary of the Company, which was formed following the acquisition of certain assets and assuming  certain  liabilities of JoEl,  Inc., the contract  manufacturer of the lozenge product prior to October 1, 2004.

Darius was formed in January 2000 to introduce  new products to the  marketplace through a  network  of  independent  distributors.  Darius  is a direct  selling organization  specializing  in  proprietary  health and wellness  products.  The continued  success of this  segment is  dependent,  among other  things,  on the
Company's ability to recruit and maintain active independent representatives; to continue to make available new and innovative products and services; to continue to conform with domestic and international  regulatory agencies; and to maintain and improve  adequate system  capabilities.  The foregoing risks could result in significant  reductions in revenues and profitability of the health and wellness segment.

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

In January 2001, the Company formed an Ethical  Pharmaceutical  Unit,  Pharma, a wholly-owned subsidiary of the Company, the Ethical Pharmaceutical segment, that is under the  direction  of its  Executive  Vice  President  and Chairman of its
Medical Advisory  Committee.  The  establishment  of a dedicated  pharmaceutical subsidiary may enable the Company to diversify into the prescription drug market and to ensure safe and effective  distribution of these important  potential new products  currently under  development.  The Company is at the initial stages of what may be a lengthy process to develop the patent  applications into a line of naturally-derived patented prescription drugs.

During 2000, the Company acquired a 60% ownership  position in Caribbean Pacific
Natural Products,  Inc. ("CPNP"). On January 22, 2003, the Company completed the sale of the Company's  60% equity  interest in CPNP to Suncoast  Naturals,  Inc.
("Suncoast"). See discussion in Note 5, "Discontinued Operations."

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  Effective March 31, 2004, the Company adopted FIN 46R and the financial statements include  consolidated  variable interest entities "VIEs" of which the Company is the primary beneficiary (see Note 4).

On October 1, 2004,  the Company  acquired  certain  assets and assumed  certain liabilities  of JoEL,  Inc,  and is  accounted  for by the  purchase  method  of accounting and accordingly,  the operating results are included in the Company's consolidated financial statements from the date of acquisition (see Note 3).

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
Inventories  included raw material,  work in progress and  packaging  amounts of approximately $651,000 and $729,000 at December 31, 2004 and 2003, respectively, with the remainder comprising finished goods.

PROPERTY, PLANT  AND EQUIPMENT

Property,  plant  and  equipment  are  recorded  at  cost.  The  Company  uses a combination of straight-line and accelerated  methods in computing  depreciation for financial reporting purposes. The annual provision for depreciation has been computed in  accordance  with the  following  ranges of  estimated  asset lives:
building and improvements - twenty to thirty nine years; machinery and equipment
- five to seven  years;  computer  software - three  years;  and  furniture  and fixtures - seven years.

GOODWILL AND INTANGIBLE ASSETS

Patent rights have been  amortized on a  straight-line  basis over the period of the related  licensing  agreements  and were fully  amortized  as of March 2002.
Amortization  cost  incurred  for the year ended  December 31, 2002 was $21,940.
There were no amortization costs for the years ended December 31, 2004 and 2003.

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

The  Company  maintains  cash and cash  equivalents  with five  major  financial institutions.  Since the  Company  maintains  amounts  in  excess of  guarantees provided by the Federal Depository Insurance  Corporation,  the Company performs periodic  evaluations  of  the  relative  credit  standing  of  these  financial institutions and limits the amount of credit exposure with any one institution.

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require
collateral.   The  Company's  broad  range  of  customers  includes  many  large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant  percentage of sales volume,  representing 27% for the year ended  December 31, 2004 and 23% for the years ended  December 31, 2003 and
2002.  Customers  comprising  the  five  largest  accounts  receivable  balances represented 48% and 34% of total trade receivable  balances at December 31, 2004 and  2003,  respectively.  During  2004  and  2003,  approximately  93% and 97%, respectively, of the Company's revenues were generated in the United States with the remainder being attributable to international trade.

The Company's revenues are currently generated from the sale of the Cold-Eeze(R)
product which approximated 52% of total revenue in 2004, with the remaining 2004 revenue  coming from the health and wellness,  which  approximated  46%, and the contract  manufacturing  segments.  Should these  product  sources  terminate or discontinue  for any reason,  the Company has  formulated a contingency  plan in order to prevent such discontinuance from materially affecting the

Company's operations.  Any such termination may, however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw material  used in the  production of the  Cold-Eeze(R)  product is available from numerous sources.  Currently,  it is being procured from a single vendor in order to secure  purchasing  economies.  In a situation where this one vendor is not able to supply the  manufacturers  with the ingredients,  other sources have been identified.

Darius' product for resale is sourced from several suppliers.  In the event that such sources were no longer in a position to supply Darius with  product,  other vendors have been identified as reliable  alternatives with minimal adverse loss of business.

LONG-LIVED ASSETS

The Company  reviews its  long-lived  assets for impairment  whenever  events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows. If it is determined that an impairment loss has occurred  based on the expected cash flows, a loss is recognized in the
Statement of Operations. In 2002, in addition to its goodwill impairment loss in
CPNP, the Company  realized an additional  impairment  loss of $337,186 from its investment in CPNP,  which was reflected in discontinued  operations.  The total impairment loss of $633,233 was reflected in discontinued operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the cold-remedy segment is the time the shipment is received by the customer and for both the health and  wellness  segment  and the  contract  manufacturing segment,  when the  product  is  shipped  to the  customer.  Sales  returns  and allowances  are provided for in the period that the related  sales are recorded.
Provisions  for these  reserves  are based on  historical  experience.  The 2004 results  include a returns  provision  at  December  31,  2004 of  approximately
$626,000 in the event of future product returns following the discontinuation of the  Cold-Eeze(R)  Cold  Remedy  Nasal  Spray  product in  September  2004.  The discontinuation  negatively  impacted  net sales by  approximately  $680,000 and resulted in an additional expense to cost of sales of approximately $672,000 due to obsolete  product and  materials.  Total revenues for the year ended December
31, 2002  include  $148,866 as a result of the  settlement  of the  infringement suit,  related to  licensing  fees,  against Gel Tech,  LLC,  the  developer  of
Zicam(TM), and Gum Tech International, Inc., its distributor.

SHIPPING AND HANDLING

Product  sales  relating to Health and  Wellness  products  carry an  additional identifiable shipping and handling charge to the purchaser,  which is classified as revenue. For the cold-remedy and contract manufacturing  segments, such costs are included as part of the invoiced  price.  In all cases costs related to this revenue are recorded in cost of sales.

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

The Company used the Black-Scholes  pricing model to determine the fair value of
stock  options  granted  during  the  periods   presented  using  the  following
assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price  volatility of 49.8% for the year ended December 31,
2004,  ranging  between  67.9% and 120% for the year ended  December  31,  2003;
ranging between 108.0% and 119.2% for the year ended December 31, 2002; expected dividend  yield of 0% and  risk-free  interest  rate of 3.3% for the year  ended
December 31, 2004,  expected dividend yield of 0% and risk-free interest rate of between 3.37% and 4.5% for the year ended December 31, 2003,  expected  dividend yield of 0% and risk-free  interest rate ranging between 4.06% and 4.51% for the year ended  December 31, 2002.  The impact of applying  SFAS No. 123 in this pro forma  disclosure is not indicative of the impact on future years'  reported net income as SFAS No.  123 does not  apply to stock  options  granted  prior to the beginning of fiscal year 1996 and additional stock options awards may be granted in future years. All options were immediately vested upon grant.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2004,  2003 and 2002 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                Year Ended           Year Ended            Year Ended
                                                            December 31, 2004     December 31, 2003    December 31, 2002
                                                            -----------------     -----------------    -----------------
 Net income (loss)
    As reported                                                $   452,862            $  674,574        ($6,454,458)

 Add: Stock-based compensation expense
 included in reported net income as determined
 under the intrinsic value method                                        -                     -                  -

 Deduct: Adjustment to stock-based employee
 compensation expense as determined under the
 fair value based method                                        (2,230,000)           (2,026,720)        (2,072,220)
                                                            ---------------------- ----------------------------------------
    Pro forma net loss                                        ($ 1,777,138)          ($1,352,146)       ($8,526,678)
                                                            ---------------------- ----------------------------------------

 Basic earnings (loss) per share
    As reported                                                      $0.04                 $0.06             ($0.59)
    Pro forma                                                       ($0.15)               ($0.12)            ($0.78)
 Diluted earnings (loss) per share
    As reported                                                      $0.03                 $0.05             ($0.59)
    Pro forma                                                       ($0.15)               ($0.12             ($0.78)

Expense  relating to warrants granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the Black  Scholes  pricing model dependent upon the circumstances relating to the specific grants.

A total of 500,000, 424,000, and 477,000 stock options were granted to employees and non-employees in 2004, 2003 and 2002, respectively.

ROYALTIES AND COMMISSIONS

The Company includes  royalties and founders'  commissions  incurred relating to
the  Cold  Remedy   segment,   and  commission   relating  to  the   independent
representatives of the Health and Wellness segment, as part of cost of sales. An additional Health and Wellness segment cost, which is included in administration expense,  relates  to the  Company's  agreement  with the  former  owners of the
Utah-based direct marketing and selling company,  whereby they receive payments, currently totaling 5% of net sales collected,  for use of product  formulations, consulting,  confidentiality and non-compete  agreements with such expense being
expensed  as  incurred.   Commission  expense  related  to  independent  brokers
associated with the cold remedy and contract  manufacturing segments is included in administration expenses.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as part of net sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs incurred for the years ended December 31, 2004,  2003 and 2002 were $6,584,600, $5,483,465, and $4,794,955,  respectively. Included in prepaid  expenses and other  current  assets was $41,375 and $68,000 at December
31, 2004 and 2003 relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the  years  ended  December  31,  2004,  2003  and  2002  were
$3,232,569,  $3,365,698,  $2,663,291,  respectively.  Principally,  research and development  costs are related to Pharma's study activities and costs associated with Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary
timing   differences   attributable   to  operations   and  the  tax  deductions
attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided. See Note 14 -
Income Taxes for further discussion.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash  and  cash  equivalents,  accounts  receivable  and  accounts  payable  are reflected  in the  consolidated  financial  statements  at carrying  value which approximates fair value because of the short-term maturity of these instruments.
The fair value of long-term  debt was  approximately  equivalent to its carrying value due to the fact that the interest rates currently available to the Company for debt with similar terms are  approximately  equal to the interest  rates for its existing debt.  Determination of the fair value of related party payables is not practicable due to their related party nature.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  INTERPRETATION  NO. 46 (REVISED  DECEMBER 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTEREST  ENTITIES (FIN 46), which it supersedes.  FIN 46R requires the application  of either FIN 46 or FIN 46R by  "Public  Entities"  to all  Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004. The Company has determined that  Scandasystems,  a related party
(see Notes 4 and 16),  qualifies as a variable interest entity and was initially consolidated  beginning  with the quarter ended March 31, 2004.  Due to the fact that the Company has no long-term  contractual  commitments or  guarantees,  the maximum exposure to loss is insignificant.

On  December  16,  2004,  the FASB  issued  STATEMENT  NO. 123  (REVISED  2004),
SHARE-BASED  PAYMENT  (STATEMENT  123(R)),  which  replaces  Statement  No. 123,
"Accounting  for Stock-Based  Compensation,"  and supersedes APB Opinion No. 25,
"Accounting  for Stock  Issued to  Employees."  Statement  123 (R)  requires all companies to measure  compensation cost for all share-based  payments (including employee  stock  options) at fair value and  recognize the cost in the financial statements  beginning  with the first  interim or annual  reporting  period that begins after June 15, 2005. The pro forma disclosures previously permitted under
Statement  123  will  no  longer  be  an  alternative  to  financial   statement
recognition. The Company is required to adopt Statement 123(R) beginning July 1,
2005.  This  statement  applies to all awards granted after the date of adoption and  to  awards  modified,  repurchased,  or  cancelled  after  that  date.  The cumulative  effect  of  initially  applying  Statement  123(R),  if any  will be recognized as of the date of adoption.

The Company is required to apply  Statement  123(R) using a modified  version of prospective  application.  Under that transition  method,  compensation  cost is recognized  on or after the date of  adoption  for the  portion  of  outstanding awards, for which the requisite service has not yet been rendered,  based on the grant-date  fair value of those awards  calculated  under  Statement 123 for pro forma  disclosures.  For periods  before the date of  adoption,  the Company may elect to apply a  modified  version of  retrospective  application  under  which financial  statements for prior periods are adjusted on a basis  consistent with the pro forma  disclosures  required  for those  periods by  Statement  123. The
Company is currently  evaluating the impact of the statement,  but does not plan to retrospectively apply this statement.

In November 2004, the FASB issued SFAS No. 151,  "INVENTORY COSTS" ("SFAS 151").
SFAS 151 amends the guidance in Chapter 4 of  Accounting  Research  Bulletin No.
43,  "Inventory  Pricing" to clarify the accounting for amounts of idle facility expense,  freight,  handling costs and wasted  material.  SFAS 151 requires that these types of items be recognized as current period charges as they occur.  The provisions of SFAS 151 are effective for inventory  costs incurred during fiscal years  beginning  after June 15,  2005.  The  adoption  of this  standard is not expected to have an impact on the  Company's  consolidated  financial  position, results of operations or cash flows.

NOTE 3 - ACQUISITIONS

On October 1, 2004, the Company acquired certain assets of JoEL, Inc,  including inventory,  land,  buildings,  machinery  and  equipment  of  two  manufacturing facilities  located in Lebanon  and  Elizabethtown,  Pennsylvania,  and  assumed certain liabilities.  The acquisition cost was approximately $5.2 million, which consisted of $1.2 million in cash,

transaction  costs of  $113,671,  a $3.0  million term loan (see Note 8) and the issuance of 113,097  common shares of The Quigley  Corporation  in the amount of
$895,449, net of registration fees of $81,709.

The fair  value of these  long-lived  assets  were as of  October  1,  2004,  as determined by accredited independent third parties.

The fair value of the common stock issued of $8.64 per share was  determined  by averaging  the closing price for four business days before and after the closing date of October 1, 2004,  resulting in a value to the shares  issued of $977,158 less registration costs of $81,709.

The fair value of assets  acquired  and  liabilities  assumed at October 1, 2004 follow:

                                                      Allocated         Unallocated
                                                     Excess Fair        Excess Fair
                                                       Value               Value
                                                    -----------         -----------

Inventory                                           $   900,000         $   900,000
Land                                                    386,588             528,000
Buildings and improvements                              982,578           1,342,000
Machinery and equipment                               2,933,089           4,006,000
Furniture and fittings                                   58,574              80,000
                                                    -----------         -----------
                                                      5,260,829           6,856,000

Liabilities assumed                                     (70,000)            (70,000)

                                                    -----------         -----------
Excess of net fair value over purchase price                 --          (1,595,171)
                                                    -----------         -----------

                                                    $ 5,190,829         $ 5,190,829
                                                    ===========         ===========

The sum of the assets acquired and liabilities  assumed exceeded the cost of the acquired assets (excess fair value over cost). This excess is allocated as a pro rata reduction of the amounts that otherwise  would have been assigned to all of the long-lived acquired assets.

The  acquisition  was  executed  in  order to  ensure  that  the  integrity  and formulation  of the  Cold-Eeze(R)  products  remained  under the  control of the
Company  and  the  assurance  of a  continued  supply  of  Cold-Eeze(R)  to  the marketplace. This is an FDA approved facility with available capacity for future product development and manufacture.

PRO FORMA RESULTS.  The following  unaudited pro forma information  presents the results of operations of the Company as if the JoEl  acquisition had occurred at the beginning of the periods shown. The pro forma information,  however,  is not
necessarily   indicative  of  the  results  of  operations   assuming  the  JoEl
acquisition  had occurred at the beginning of the periods  presented,  nor is it necessarily indicative of future results.

                                                                       Year Ended
                                                              --------------------------------
                                                              December 31,        December 31,
                                                                  2004                2003
                                                              --------------------------------
                                                              (Unaudited)        (Unaudited)

 AS REPORTED
     Total Revenue                                            $43,947,995        $41,499,163

     Income from continuing operations                            452,862            728,923

     Income from continuing operations - basic
        earnings per common share                                   $0.04              $0.06

 PRO FORMA
     Total Revenue                                            $45,784,627        $44,987,013

     (Loss)/income from continuing operations                     (88,368)           934,452

     (Loss)/income from continuing operations -
        basic (loss)/earnings per common share                     ($0.01)             $0.08

NOTE 4 -  VARIABLE INTEREST ENTITY

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

Effective  March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to
February 1, 2003.  The  Company has  determined  that  Scandasystems,  a related party,  qualifies as a variable interest entity and the Company has consolidated
Scandasystems  beginning  with the quarter ended March 31, 2004. Due to the fact that the Company has no long-term  contractual  commitments or  guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the  Company is the  primary  beneficiary,  the  Company  recognized  a minority interest of approximately  $54,980 on the Consolidated Balance Sheet at
December 31, 2004 which  represents  the  difference  between the assets and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's December 31, 2004 Consolidated Balance Sheet
are $96,051 of VIE assets,  representing  all of the assets of the VIE.  The VIE
assists  the  Company  in  acquiring   licenses  and  research  and  development
activities in certain countries.

NOTE 5 - DISCONTINUED OPERATIONS

In December 2002, the Board of Directors of the Company  approved a plan to sell
CPNP, which was originally acquired in July 2000. On January 22, 2003, the Board of  Directors  of the Company  completed  the sale of the  Company's  60% equity interest in CPNP to Suncoast.  In exchange for its 60% equity  interest in CPNP, the Company  received  750,000  shares of  Suncoast's  common  stock and 100,000 shares of Suncoast's Series A Redeemable Preferred Stock, which bear interest at a rate of 4.25% per annum and which is redeemable  from time to time after March
31,  2003 in such  amounts as is equal to 50% of the free cash flow  reported by
Suncoast in the immediately  preceding quarterly financial statements divided by the redemption price of $10.00 per share.  Following the purchase by Suncoast of the Company's 60% equity  interest in CPNP the Company owned 19.5% of Suncoast's issued and  outstanding  capital  stock valued at $79,365,  which  investment is accounted for on the cost basis method,  representing the Company's share of the fair value of Suncoast at the time the transaction was recorded.

In September 2004, the Company  declared a  dividend-in-kind  to stockholders of
499,282  shares of  Suncoast's  common stock (see Note 11) and  accordingly  the investment  value has been  reduced to $26,455 at December  31,  2004,  which is included in Other  Assets in the  Consolidated  Balance  Sheet.  At December 31,
2004, the Company owned  approximately  5% of Suncoast's  issued and outstanding capital stock, which investment is accounted for on the cost basis method.

Sales of CPNP for all periods  commencing on the date of  acquisition on July 1,
2000 up to date of disposal on January 22, 2003, were $5,075,472, cumulative net losses  during  that  period  were  $2,232,620.  The loss  includes an amount of
$633,233  relating to the asset impairment,  reported in 2002.  Revenues of CPNP for the years  ended  December  31, 2003 and 2002 were  $59,824 and  $2,040,312, respectively,  net losses for the same  periods  were  $54,349  and  $1,322,355, respectively.  Results of CPNP are presented as  discontinued  operations in the
Consolidated Statements of Operations.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:       December 31, 2004      December 31, 2003
                                        -----------------      -----------------

     Land                                      $  538,791             $  152,203
     Buildings and improvements                 2,496,536              1,513,958
     Machinery and equipment                    4,542,645              1,432,818
     Computer software                            459,557                570,001
     Furniture and fixtures                       253,574                195,000
                                        -----------------      -----------------
                                                8,291,103              3,863,980
     Less: Accumulated  depreciation            1,817,415              1,445,821
                                        -----------------      -----------------
     Property, Plant and Equipment, net        $6,473,688             $2,418,159
                                        =================      =================

Depreciation  expense for the years ended  December 31, 2004,  2003 and 2002 was
$622,348, $473,593, and $387,128,  respectively.  During the year ended December
31, 2004, the Company retired  equipment with an original cost of  approximately
$152,000 and accumulated depreciation of approximately $126,000.

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

The Company has maintained a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007. However, the Company and the developer are in litigation (see Note 10) and as such no  potential  offset  from such  litigation  for  these  fees have been recorded. A founder's  commission totaling 5%, on sales collected,  less certain deductions,  is  paid  to  two of the  officers,  who  are  also  directors  and stockholders of the Company, and whose agreements expire in 2005, (see Note 16).

In August 2003,  the Company  entered into a licensing  agreement  with a patent holder  relating to utilizing a nasal spray product in the treatment of symptoms of the common cold.  The Company  agreed to pay the patent  holder a two percent royalty  on  net  sales  of  nasal  spray  products,  less  certain  deductions, throughout the term of this agreement, expiring no later than April 2014. As the nasal  spray  product  has now been  discontinued,  no further  obligations  are expected to materialize in relation to this agreement.

The expenses for the respective periods relating to such agreements  amounted to
$2,058,965,  $1,805,294,  and $1,421,475, for the years ended December 31, 2004,
2003 and 2002, respectively.  Amounts accrued for these expenses at December 31,
2004 and 2003 were $1,129,654 and $915,109, respectively.

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at December  31, 2004 and 2003,  apportioned  between  related  party and other balances, are as follows:

                                                         2004      2003
                                                     ----------------------
     Related party balances (see Note 16)            $  459,583  $  456,748
     Other non-related party balances                 1,336,498   1,137,709
                                                     ----------------------
     Total accrued royalties and sales commissions   $1,796,081  $1,594,457
                                                     ----------------------

NOTE 8 - LONG-TERM DEBT

In connection  with the Company's  acquisition in October 2004 (see Note 3), the
Company  entered  into a  term-loan  in the amount of $3 million  payable to PNC
Bank, N.A. which is collateralized by mortgages on real property located in each of Lebanon and Elizabethtown,  Pennsylvania. The Company can elect interest rate options at either the Prime  Rate or LIBOR  plus 200 basis  points.  The loan is payable in eighty-four  equal monthly principal  payments of $35,714  commencing
November 1, 2004. The Company is in compliance  with all related loan covenants.
At December 31,  2004,  the entire loan balance was under a six month LIBOR rate of 4.17%, maturing on March 31, 2005.

The schedule of principal payments of long-term debt is as follows:

            December 31,
            2005                                  $428,571
            2006                                   428,571
            2007                                   428,571
            2008                                   428,571
            2009                                   428,571
            Thereafter                             750,002
                                                 ----------
                                                 2,892,857
            Less - current portion                (428,571)
                                                 ----------
                                                $2,464,286
                                                 ==========

NOTE 9 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $717,038  and  $458,359  related to accrued compensation at December 31, 2004 and 2003, respectively.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2004, 2003 and
2002,  of  $335,226,  $255,078,  and  $236,304,  respectively.  The  Company has approximate future obligations over the next five years as follows:

                                        Property
                      Research and      and Other
          Year        Development         Leases         Advertising          Other             Total
         -----------------------------------------------------------------------------------------------
          2005        $1,100,000        $  188,000        $  649,000        $  207,000        $2,144,000
          2006                --           136,000                --                --           136,000
          2007                --            64,000                --                --            64,000
          2008                --                --                --                --                --
          2009                --                --                --                --                --
         -----------------------------------------------------------------------------------------------
         Total        $1,100,000        $  388,000        $  649,000        $  207,000        $2,344,000
         -----------------------------------------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2005.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality and non-compete  agreements.  Amounts paid or payable under such agreement  during the twelve months  periods ended  December 31, 2004,  2003 and
2002 were $800,881, $880,091 and $678,454,  respectively.  Amounts payable under such  agreement  at December  31, 2004 and  December  31, 2003 were  $60,876 and
$68,388, respectively.

The Company has several licensing and other contractual agreements, see Note 7.

                                TESAURO AND ELEY

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

In October  2000,  the Company  filed  Preliminary  Objections  to the Complaint seeking dismissal of the action.  The Court sustained certain objections thereby narrowing  Plaintiffs'  Complaint.  In May  2001,  Plaintiffs  filed a Motion to
Certify the Alleged Class. The Company opposed the Motion. In November 2001, the
Court held a hearing on Plaintiffs' Motion for Class  Certification.  In January
2002, the Court denied in part and granted in part the Plaintiffs'  Motion.  The
Court denied  Plaintiffs'  Motion to Certify a Class based on Plaintiffs'  claim under the Pennsylvania Consumer Protection Law; however, the Court certified the class based on Plaintiffs' breach of warranty and unjust enrichment claims

Discovery  has been  completed and trial that was  originally  scheduled for May
2004 has been continued pending  determination of certain dispositive  pre-trial motions filed by the Company.

The  Corporation  believes  Defendant's  claims  are  without  merit,  and it is vigorously  defending the claims.  Based upon the information the Company has at this  time,  it  believes  the  action  will not have a  material  impact to the
Company. However, at this time no prediction as to the outcome can be made.

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

The  Corporation  believes  Defendant's  claims  are  without  merit,  and it is
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

The Company has  investigated the claims and believes they are without merit. At the  present  time,  the matter is being  defended  by the  Company's  liability
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

The  Company  has  investigated  the claims and  believes  that they are without merit.  At the  present  time,  the matter is being  defended  by the  Company's insurance carrier.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

      ANGELFIRE, ARVIN, BELL, BROWN, EDWARDS, HOHNSTEIN, HOFFMAN, LAURENT,
                  MARTIN, RICHARDSON, RIGSBY, SEONE, SMALLEY,
              VAN BENTHEM AND WILLIAMS VS. THE QUIGLEY CORPORATION

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against  The  Quigley  Corporation.  The complaint  was  amended  on  March  11,  2005  to add an  additional  eight  (8)
plaintiffs in the action.  The action alleges that plaintiffs  suffered  certain losses and  injuries as a result of using the  Company's  nasal  spray  product.
Among the  allegations of plaintiffs are claims that The Quigley  Corporation is liable to them based on alleged  negligence,  alleged strict products  liability
(failure to warn and  defective  design),  alleged  breach of express  warranty, alleged breach of implied warrant,  and an alleged violation of the Pennsylvania
Unfair Trade Practices and Consumer Protection Law and other Consumer Protection
Statutes.

At the present time,  the matter is being  defended by the  Company's  insurance carrier.  An answer  stating  affirmative  defenses  has been  filed.  Pre-trial discovery is being scheduled.

The Company  believes  plaintiffs'  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

               THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.

This action was commenced in November 2004 in the Court of Common Pleas of Bucks
County,  Pennsylvania.  In that action,  the Company is seeking  declaratory and injunctive  relief  against John C.  Godfrey,  Nancy Jane  Godfrey,  and Godfrey
Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze(R)
trade  name  and  trademark;   injunctive   relief  regarding  the  Cold-Eeze(R)
formulations and  manufacturing  methods and injunctive relief for breach of the duty of loyalty.  The  Company's  Complaint is based in part upon the  Exclusive
Representation and Distribution Agreement and the Consulting Agreement (together the  "Agreements")  entered into  between the  defendants  and the Company.  The
Company terminated the Agreements for the defendants'  alleged material breaches
of  the  Agreements.   Defendants  have  answered  the  complaint  and  asserted
counterclaims  against the Company seeking remedies  relative to the Agreements.
The Company has moved to dismiss  portions of defendant's  counterclaims  on the grounds that they are without merit.

The  Corporation  believes  Defendant's  claims  are  without  merit,  and it is vigorously  defending the  counterclaims  and is  prosecuting  its action on its complaint.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company. However, at this time no prediction as to the outcome can be made.

            AXIS SPECIALTY INSURANCE CO. VS. THE QUIGLEY CORPORATION

This action,  filed in January 2005 in the Federal  Eastern  District  Court for
Pennsylvania,  stems from a dispute  between  the  Company and one of its excess liability insurance carriers,  who seeks a judicial declaration of its insurance coverage  obligations  under a  policy  which  terminates  in  March  2005.  The carrier's  action follows a complaint by the Company filed in December 2004 with the Pennsylvania  Insurance Commission,  which ultimately sided with the Company in determining that the carrier failed to observe proper notification procedures when it first sought to limit,  or  alternatively,  to insure at a substantially higher premium,  its coverage  obligations.  This action seeks to deny insurance coverage for certain  product  liability  claims based on  occurrences  prior to
April 6, 2004.

The Company has filed a  counterclaim  requesting  a  declaration  of  insurance coverage under the insurance policy referenced above. The litigation potentially affects  the amount of the  Company's  liability  coverage  for the nasal  spray personal injury litigation described above.

The Company  believes  plaintiffs'  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                TERMINATED LEGAL PROCEEDINGS - GOLDBLUM AND WAYNE

An action was  commenced on March 17, 1996 by Goldblum and Wayne in the Court of
Common Pleas of Montgomery  County alleging that the plaintiffs became owners of
500,000 shares each of the Company's common stock in or about 1990 and requested damages in excess of $100,000 for breach of contract and conversion. The Company vigorously defended this lawsuit through trial during January 2004 when the jury returned a unanimous verdict in favor of the Company.  Plaintiffs filed a Motion for Post Trial  Relief with the Court of Common Pleas of  Montgomery  County but failed to produce a record or file a Brief in Support of their Motion within the timelines called for by the Pennsylvania  Rules of Civil Procedure.  The Quigley
Corporation has taken judgment on the verdict in its favor and the appeal period has expired. This action is now concluded.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
December  31,  2004,  4,159,191  shares  have  been  repurchased  at a  cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2004, 2003 or 2002.

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

In July 2004,  the Company  announced that its Board of Directors had approved a distribution-in-kind  to its  stockholders  of  approximately  500,000 shares of common stock of Suncoast Naturals, Inc. (OTCBB: SNTL), which it acquired through a sale of the  Company's  60%  equity  interest  in  Caribbean  Pacific  Natural
Products, Inc. These shares were distributed on the basis of approximately .0434 shares of Suncoast  common  stock for each share of the  Company's  common stock owned of record on September 1, 2004, with fractional  shares paid in cash. As a result of the Company's  dividend-in-kind  to  stockholders  and the issuance of
499,282  shares of common  stock of  Suncoast  in  September  2004 (see Note 5), representing  approximately  two-thirds  of  its  common  stock  ownership,  the remaining  250,718  shares,  owned by the Company are valued at $26,455 and such amount is included in Other Assets in the Consolidated Balance Sheet at December
31, 2004.  This  transaction  was  completed in  September  2004  resulting in a dividend-in-kind distribution of $260,000 which represents the fair value of the asset  transferred  and is reflected  as a reduction of retained  earnings and a related  gain on the  dividend of stock of $198,786  which is  reflected  on the
Statement of Operations.

On October 1, 2004, the Company issued 113,097 shares of its common stock to the stockholders  of JoEL,  Inc., in order to satisfy the common stock  component of acquiring  certain assets and assuming  certain  liabilities of JoEl,  Inc. (see
Note 3)

NOTE 12 - STOCK COMPENSATION

Stock  options for purchase of the  Company's  common stock have been granted to both  employees  and  non-employees.  Options  are  exercisable  during a period determined  by the  Company,  but in no event later than ten years from the date granted.

On December  2, 1997,  the  Company's  Board of  Directors  approved a new Stock
Option Plan ("Plan")  which was amended in 2001 and provides for the granting of up to three million shares to employees.  Under this Plan, the Company may grant options  to  employees,  officers  or  directors  of  the  Company  at  variable percentages  of the  market  value of stock at the date of grant.  No  incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders  approved the
Plan in 1998. A total of 500,000, 424,000 and 477,000 options were granted under this Plan during the years ended December 31, 2004, 2003 and 2002, respectively.

A summary of the status of the Company's  stock options and warrants  granted to both  employees  and  non-employees  as of December 31, 2004,  2003 and 2002 and changes during the years then ended is presented below:

YEAR ENDED DECEMBER 31, 2004:

                                               EMPLOYEES               NON-EMPLOYEES                   TOTAL
                                    ----------------------------    ---------------------     ------------------------
                                                        Weighted                  Weighted                     Weighted
                                                        Average                   Average                      Average
                                        Shares          Exercise     Shares       Exercise     Shares          Exercise
                                        (,000)            Price      (,000)         Price      (,000)           Price
                                    -----------------------------------------------------------------------------------
Options/warrants  outstanding
   at  beginning of period               3,486        $    4.82      1,115        $    9.38      4,601        $    5.92
Additions/deductions:
  Granted                                  420             9.50         80             9.50        500             9.50
  Exercised                                 26             1.98         --               --         26             1.98
  Cancelled                                 --               --        750             9.83        750             9.83
                                    -----------------------------------------------------------------------------------
Options/warrants  outstanding
   at end of period                      3,880        $    5.35        445        $    8.64      4,325        $    5.68
                                    -----------------------------------------------------------------------------------
Options/warrants  exercisable
   at end of period                      3,880                         445                       4,325
                                    ===================================================================================

Weighted average fair value of
   Grants                                $4.46                       $4.46                       $4.46

Price range of options/warrants:
   Exercised                          $0.81-$5.19                      --                     $0.81-$5.19

   Outstanding                        $0.81-$10.00                $0.81-$10.00                $0.81-$10.00

   Exercisable                        $0.81-$10.00                $0.81-$10.00                $0.81-$10.00

YEAR ENDED DECEMBER 31, 2003:

                                               EMPLOYEES               NON-EMPLOYEES                   TOTAL
                                    ----------------------------    ---------------------     ------------------------
                                                        Weighted                  Weighted                     Weighted
                                                        Average                   Average                      Average
                                        Shares          Exercise     Shares       Exercise     Shares          Exercise
                                        (,000)            Price      (,000)         Price      (,000)           Price
                                    -----------------------------------------------------------------------------------
Options/warrants  outstanding
   at  beginning of period               3,363        $    4.45        900        $    8.86      4,263        $    5.38
Additions/deductions:
  Granted                                  394             8.11        280             9.35        674             8.63
  Exercised                                 16             0.83         35             1.00         51             0.95
  Cancelled                                255             5.35         30             3.25        285             5.13
                                    -----------------------------------------------------------------------------------
Options/warrants  outstanding
   at end of period                      3,486        $    4.82      1,115        $    9.38      4,601        $    5.92
                                    -----------------------------------------------------------------------------------
Options/warrants  exercisable
   at end of period                      3,486                       1,115                       4,601
                                    ===================================================================================

Weighted average fair value of
   Grants                                $4.78                       $1.63                       $3.47

Price range of  options/warrants:
   Exercised                         $0.81-$1.26                  $0.81-$1.26                  $0.81-$1.26

   Outstanding                       $0.81-$10.00                 $0.81-$11.50                 $0.81-$11.50

   Exercisable                       $0.81-$10.00                 $0.81-$11.50                 $0.81-$11.50

YEAR ENDED DECEMBER 31, 2002:

                                               EMPLOYEES               NON-EMPLOYEES                   TOTAL
                                    ----------------------------    ---------------------     ------------------------
                                                        Weighted                  Weighted                     Weighted
                                                        Average                   Average                      Average
                                        Shares          Exercise     Shares       Exercise     Shares          Exercise
                                        (,000)            Price      (,000)         Price      (,000)           Price
                                    -----------------------------------------------------------------------------------
Options/warrants  outstanding
   at  beginning of period               3,009        $     4.32     1,005        $     6.73     4,014        $    4.92
Additions/deductions:
  Granted                                  432              5.26     1,045              8.12     1,477             7.28
  Exercised                                 58              1.68       800              4.72       858             4.51
  Cancelled                                 20              9.84       350             10.00       370             0.00
                                         -----        ----------     -----        ----------     -----        ---------
Options/warrants  outstanding
   at end of period                      3,363        $     4.45       900        $     8.86     4,263        $    5.38
                                         -----        ----------     -----        ----------     -----        ---------
Options/warrants  exercisable
   at end of period                      3,363                         900                       4,263
                                         =====        ==========     =====        ==========     =====        =========

Weighted average fair value of
   grants                                $4.34                       $0.84                       $1.87

Price range of  options/warrants:
   Exercised                           $0.81-$ 5.13               $1.75-$6.50                 $0.81-$6.50

   Outstanding                         $0.81-$10.00               $0.81-$11.50                $0.81-$11.50

   Exercisable                         $0.81-$10.00               $0.81-$11.50                $0.81-$11.50

The following table summarizes  information about stock options  outstanding and stock options  exercisable,  as granted to both employees and non-employees,  at
December 31, 2004:

                                     EMPLOYEES                                 NON-EMPLOYEES
                                     ---------                                 -------------

                                     Weighted                                     Weighted
                                     Average                                      Average
                                     Remaining      Weighted                      Remaining      Weighted
  Range of            Number        Contractual     Average         Number       Contractual     Average
  Exercise          Outstanding        Life      Exercise Price  Outstanding        Life      Exercise Price
  Prices
------------------------------------------------------------------------------------------------------------
$0.81 - $2.50         1,606,000          3.2      $   1.63          35,000          6.4         $   1.00
$5.13 - $10.00        2,273,500          6.2      $   7.97         410,000          4.8         $   9.29

                      ---------                                    -------
                      3,879,500                                    445,000
                      =========                                    =======

Options and warrants  outstanding as of December 31, 2004,  2003 and 2002 expire from June 30, 2006 through October 26, 2014, depending upon the date of grant.

NOTE 13 - DEFINED CONTRIBUTION PLANS

During 1999, the Company implemented a 401(K) defined  contribution plan for its employees.  The Company's contribution to the plan is based on the amount of the employee plan contributions and compensation. The Company's contribution cost to the plan in  2004,  2003 and 2002  was  approximately  $283,000,  $201,000,  and
$179,000,  respectively. The plan was amended in October 2004 to accommodate the participation of employees of Quigley Manufacturing Inc.

NOTE 14 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                          Year Ended         Year Ended        Year Ended
                      December 31, 2004  December 31, 2003  December 31, 2002
                      -----------------  -----------------  -----------------

Current:
     Federal                      --                --                --
     State                        --                --                --
                           ---------         ---------         ---------
                                  --                --                --
                           ---------         ---------         ---------
Deferred:
     Federal               $ 436,353         ($660,321)        ($700,798)
     State                   129,453           (71,457)          133,544
                           ---------         ---------         ---------
                             565,806          (731,778)         (567,254)
                           ---------         ---------         ---------

Valuation allowance         (565,806)          731,778           567,254
                           ---------         ---------         ---------

Total                             --                --                --
                           =========         =========         =========

A reconciliation  of the statutory  federal income tax expense  (benefit) to the effective tax is as follows:

                                          Year Ended           Year Ended         Year Ended
                                      December 31, 2004    December 31, 2003   December 31, 2002
                                      -----------------    -----------------   -----------------

Statutory rate                            $   153,973         $   247,834         ($1,744,916)
State taxes net of federal benefit             85,439             (47,162)             88,139
Permanent differences and other               326,394            (932,450)          1,089,523

                                      -----------------    -----------------   -----------------
                                              565,806            (731,778)           (567,254)
                                      -----------------    -----------------   -----------------

Less valuation allowance                     (565,806)            731,778             567,254
                                      -----------------    -----------------   -----------------

          Total                                    --                  --                  --
                                      =================    =================   =================

The tax effects of the primary "temporary  differences"  between values recorded for assets and liabilities for financial  reporting purposes and values utilized for  measurement  in  accordance  with tax  laws  giving  rise to the  Company's deferred tax assets are as follows:

                                         Year Ended         Year Ended            Year Ended
                                     December 31, 2004   December 31, 2003    December 31, 2002
                                      -----------------    -----------------   -----------------

Net operating loss carry-forward        $ 4,758,315         $ 5,313,829         $ 4,459,068
Consulting costs                                 --                  --             380,250
Bad debt expense                            121,588             331,849             187,992
Other                                       666,857             381,802             152,788
Valuation allowance                      (5,546,760)         (6,027,480)         (5,180,098)
                                      -----------------    -----------------   -----------------
          Total                                  --                  --                  --
                                      =================    =================   =================

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $3,847,675 are deferred and will be credited to  additional-paid-in-capital  when  existing net operating  losses are used.  The cumulative  tax deduction  attributable  to options,  warrants and restricted stock is $47,456,315 which resulted in the net operating  loss  carry-forwards  that  approximate  $12.2  million  for  federal purposes,  of which $3.5 million will expire in 2019, $4.0 million in 2020, $4.7 million in 2022 and $14.9 million for state purposes, of which $9.7 million will expire in 2009, $3.0 million in 2010, and $2.2 million in 2012. Until sufficient taxable  income to offset  the  temporary  timing  differences  attributable  to operations  and the tax  deductions  attributable  to option,  warrant and stock activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

NOTE 15 - EARNINGS PER SHARE

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

                             Year Ended                          Year Ended                            Year Ended
                         December 31, 2004                   December 31, 2003                     December 31, 2002
                   -----------------------------------------------------------------------------------------------------------

                  Income       Shares        EPS        Income      Shares       EPS          Loss        Shares        EPS
                   -----------------------------------------------------------------------------------------------------------

Basic EPS          $  0.5        11.5      $   0.04     $  0.7        11.5      $   0.06     ($ 5.1)        10.9      ($  0.47)

Dilutives:
Options and
Warrants               --         2.9                       --         3.4                      --           --
                   -----------------------------------------------------------------------------------------------------------
Diluted EPS        $  0.5        14.4      $   0.03     $  0.7        14.9      $   0.05     ($ 5.1)        10.9      ($  0.47)
                   ===========================================================================================================

Options and  warrants  outstanding  at  December  31,  2004,  2003 and 2002 were
4,324,500,  4,601,000 and 4,262,500,  respectively, but were not included in the
2002   computation  of  diluted  earnings  per  share  because  the  effect  was anti-dilutive.  Stock options and warrants  with  exercise  prices above average market price in the amount of 1,481,500,  2,155,500 and 1,683,500 shares for the years ended December 31, 2004, 2003 and 2002, respectively, were not included in the  computation  of diluted  earnings per share as they are  anti-dilutive.  In addition,  stock options and warrants with exercise  prices below average market price in the amount of 2,579,000  for the year ended  December 31, 2002 were not included  in the  computation  of  diluted  earnings  per  share  as  they  were anti-dilutive as a result of net losses for the period.

NOTE 16 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold  therapy  product,  are to share a total  commission  of five percent (5%), on sales collected,  less certain  deductions until the expiration of this agreement on May 31, 2005.  For the years ended December 31, 2004,  2003 and 2002, amounts of $1,043,346, $889,340 and $692,766,  respectively, were paid or payable under such founder's  commission  agreements.  Amounts  payable under such  agreements  at December  31,  2004 and 2003 were  $459,583  and  $456,748, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $369,000,  $369,000 and $309,493  have been paid to a related  entity  during  2004,  2003 and 2002, respectively to assist with the regulatory aspects of obtaining such licenses.

The Company has sales brokerage and other arrangements with entities whose major stockholders are also stockholders of The Quigley Corporation, or are related to a major stockholder,  officer and director of the Company. Commissions and other items  expensed under such  arrangements  for the years ended December 31, 2004,
2003 and 2002  were  zero,  zero and  $36,979,  and are  included  in sales  and marketing,  and  administration  expense  classifications  in  the  Consolidated
Statements of Operations. There were no amounts payable under such agreements at
December 31, 2004 and 2003.

NOTE 17 - SEGMENT INFORMATION

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

The Company had divided its operations into four reportable segments as follows:
The Quigley  Corporation  (Cold-Remedy),  whose main product is Cold-Eeze(R),  a proprietary zinc gluconate  glycine lozenge for the common cold;  Darius (Health and  Wellness),  whose  business is the sale and direct  marketing of a range of health and wellness products;  Quigley Manufacturing  (Contract  Manufacturing), which is the production  facility for the Cold-Eeze(R)  lozenge product and also performs contract manufacturing services for third party customers,  and Pharma,
(Ethical  Pharmaceutical),   currently  involved  in  research  and  development
activity to develop patent applications for potential pharmaceutical products.

As discussed in Note 5 - Discontinued  Operations,  the Company  disposed of its
Sun-care and Skincare segment.

Financial  information relating to 2004, 2003 and 2002 continuing  operations by business segment follows:

---------------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                      Cold         Health and            Contract      Ethical         Corporate &
DECEMBER 31, 2004                Remedy        Wellness          Manufacturing  Pharmaceutical        Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic          $ 22,834,249     $ 17,484,246     $    752,355               --                --      $ 41,070,850
  Customers-international               --        2,877,145               --               --                --         2,877,145
  Inter-segment                         --               --        1,975,779               --      ($ 1,975,779)               --
Segment operating profit
   (loss)                        1,618,534        1,509,001          406,811     ($ 3,056,757)         (295,602)          181,987
Depreciation                       340,828          168,696          112,824               --                --           622,348
Capital expenditures               250,246           32,569        4,388,153               --                --         4,670,968
Total assets                  $ 31,236,129     $  6,143,769     $  6,806,026               --      ($12,656,168)     $ 31,529,756

NOTE:  The stated  capital  expenditure  of  $4,388,153  related to the Contract
Manufacturing  segment  for  the  year  of 2004 is  inclusive  of an  amount  of
$4,360,829  following the  acquisition by the Company of certain assets of JoEl,
Inc., on October 1, 2004.

---------------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                      Cold         Health and            Contract      Ethical         Corporate &
DECEMBER 31, 2003                Remedy        Wellness          Manufacturing  Pharmaceutical        Other            Total
---------------------------------------------------------------------------------------------------------------------------------

Revenues
  Customers-domestic          $20,474,969     $19,801,759                 --                 --               --      $40,276,728
  Customers-international              --       1,222,435                 --                 --               --        1,222,435
Segment operating profit
   (loss)                       1,699,378       1,791,454                 --        ($2,855,294)              --          635,538
Depreciation                      318,419         155,174                 --                 --               --          473,593
Capital expenditures              414,129         140,887                 --                 --               --          555,016
Total assets                  $24,892,338     $ 3,881,970                 --                 --      ($2,504,549)     $26,269,759

---------------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                      Cold         Health and            Contract      Ethical         Corporate &
DECEMBER 31, 2002                Remedy        Wellness          Manufacturing  Pharmaceutical        Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic          $ 14,199,833      $ 15,220,813          -                -                 -           $ 29,420,646
  Customers-international           -                 -               -                -                 -                 -
Segment operating profit
   (loss)                       (4,839,359)        1,103,610          -          ($ 1,604,753)     $     56,086        (5,284,416)
Depreciation                       262,724           124,404          -                -                 -                387,128
Capital expenditures               290,983           289,878          -                -                 -                580,861
Total assets                  $ 26,223,476      $  1,401,867          -                -           ($ 2,690,387)     $ 24,934,956

NOTE 18 - QUARTERLY INFORMATION (UNAUDITED)

                                                                              QUARTER ENDED
                                                --------------------------------------------------------------
                                                  MARCH 31,         JUNE 30,       SEPTEMBER 30,  DECEMBER 31,
                                                --------------------------------------------------------------
2004
Net Sales                                       $ 9,605,617      $ 6,901,182      $ 9,690,858      $17,750,338
Gross Profit                                      4,520,243        2,776,882        3,800,112        9,277,632
Administration                                    2,750,499        2,054,741        2,313,609        2,701,099
Operating expenses                                5,320,567        3,710,062        3,856,503        7,305,750
Income (loss) from operations                      (800,324)        (933,180)         (56,391)       1,971,882
Income (loss) from continuing operations           (781,631)        (912,477)         177,376        1,969,594
Net Income (loss)                               ($  781,631)     ($  912,477)     $   177,376      $ 1,969,594

Basic EPS
   Income (loss) from continuing operations          ($0.07)          ($0.08)           $0.02            $0.17
   Net Income (loss)                                 ($0.07)          ($0.08)           $0.02            $0.17
Diluted EPS
   Income (loss) from continuing operations          ($0.07)          ($0.08)           $0.01            $0.13
     Net Income (loss)                               ($0.07)          ($0.08)           $0.01            $0.13

                                                                         QUARTER ENDED
                                                --------------------------------------------------------------
                                                   MARCH 31,        JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                                --------------------------------------------------------------
2003
Net Sales                                       $ 8,191,092      $ 7,004,580      $ 9,912,227     $16,391,264
Gross Profit                                      3,694,110        2,765,589        4,487,847       9,063,854
Administration                                    2,441,720        2,311,887        2,046,915       3,043,324
Operating expenses                                4,616,219        3,849,747        4,372,646       6,537,250
Income (loss) from operations                      (922,109)      (1,084,158)         115,201       2,526,604
Income (loss) from continuing operations           (892,212)      (1,055,141)         134,129       2,542,147
Net Income (loss)                               ($  946,561)     ($1,055,141)     $   134,129     $ 2,542,147

Basic EPS
   Income (loss) from continuing operations          ($0.08)          ($0.09)           $0.01           $0.22
   Net Income (loss)                                 ($0.08)          ($0.09)           $0.01           $0.22
Diluted EPS
   Income (loss) from continuing operations          ($0.08)          ($0.09)           $0.01           $0.17
     Net Income (loss)                               ($0.08)          ($0.09)           $0.01           $0.17

FOURTH QUARTER SEGMENT DATA (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE THREE
MONTHS ENDED                      Cold         Health and      Contract        Ethical         Corporate &
DECEMBER 31, 2004                Remedy        Wellness      Manufacturing  Pharmaceutical        Other            Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic          $12,151,638     $ 4,247,088     $   752,355          -                -           $17,151,081
  Customers-international          -              599,257          -               -                -               599,257
  Inter-segment                    -               -            1,975,779          -           ($1,975,779)          -
Segment operating profit
   (loss)                       2,491,935         187,979         406,811     ($  819,241)        (295,602)       1,971,882
Depreciation                       90,102          41,157         112,824          -                -               244,083
Capital expenditures             $130,716          $6,403     $ 4,388,153          -                  $202      $ 4,525,474

NOTE:  The stated  capital  expenditure  of  $4,388,153  related to the Contract
Manufacturing  segment  for  the  year  of 2004 is  inclusive  of an  amount  of
$4,360,829  following the  acquisition by the Company of certain assets of JoEl,
Inc., on October 1, 2004.

                                      F-22

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE THREE
MONTHS ENDED                      Cold         Health and      Contract        Ethical         Corporate &
DECEMBER 31, 2003                Remedy        Wellness      Manufacturing  Pharmaceutical        Other            Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic          $11,040,653      $4,825,566        -                 -                -          $15,866,219
  Customers-international          -              525,045        -                 -                -              525,045
Segment operating profit
   (loss)                       3,239,960          54,325        -              ($767,681)          -            2,526,604
Depreciation                       83,349          41,504        -                 -                -              124,853
Capital expenditures              $98,476         $46,432        -                 -                -              144,908

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE THREE
MONTHS ENDED                      Cold         Health and      Contract        Ethical         Corporate &
DECEMBER 31, 2002                Remedy        Wellness      Manufacturing  Pharmaceutical        Other            Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic            $6,782,664      $4,616,637          -             -                 -         $ 11,399,301
  Customers-international           -               -               -             -                 -               -
Segment operating profit
   (loss)                       (1,020,196)        172,362          -       ($   485,590)          $15,470      (1,317,954)
Depreciation                        72,091          40,811          -             -                 -              112,902
Capital expenditures               119,432         $28,921          -             -                 -             $148,353

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

/s/  Guy J. Quigley                                       March 4, 2005
-------------------------------------                     -------------
Guy J. Quigley, Chairman of the Board,                        Date
  (President, Chief Executive Officer)

/s/ George J. Longo                                       March 4, 2005
--------------------------------------------------------  -------------
George J. Longo, Vice President, Chief Financial Officer      Date
    (Principal Financial and Accounting Officer)

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The Quigley Corporation

We have  audited  the  accompanying  consolidated  balance  sheet of The Quigley
Corporation   and   subsidiaries  as  of  December  31,  2004  and  the  related consolidated statements of operations,  stockholders' equity, and cash flows for
the  year  ended  December  31,  2004.   These  financial   statements  are  the
responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted  our audit in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audit  provides  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of the Company as of December 31,
2004,  and the  results  of its  operations  and its cash  flows for year  ended
December  31,  2004,  in  conformity  with U.S.  generally  accepted  accounting principles.

/s/Amper, Politziner & Mattia P.C.
--------------------------------------

Edison, New Jersey
March 4, 2005

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The Quigley Corporation

In our opinion,  the  accompanying  consolidated  balance  sheet and the related consolidated  statements of  operations,  stockholders'  equity,  and cash flows present fairly, in all material respects,  the financial position of The Quigley
Corporation and its  subsidiaries at December 31, 2003, and the results of their operations  and their cash  flows for each of the two years in the period  ended
December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the  Company's  management.  Our  responsibility  is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance  with the  standards of the Public  Company  Accounting
Oversight  Board  (United  States).  Those  standards  require  that we plan and perform the audit to obtain  reasonable  assurance  about  whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements,  assessing the accounting  principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
-----------------------------
PricewaterhouseCoopers LLP

Philadelphia, Pennsylvania
March 26, 2004

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE

The Company  filed a Form 8-K on July 8, 2004,  announcing  that the Company had dismissed  PricewaterhouseCoopers  LLP  ("PwC")  as its  independent  registered public accounting firm. On the same date, the Company engaged Amper,  Politziner
& Mattia, P.C. as independent  accountants.  The dismissal of PwC and engagement of Amper,  Politziner & Mattia, P.C. were approved by the Audit Committee of the
Company.

The reports of PwC on the Company's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to  uncertainty,  audit scope or accounting  principle, except for the 2003  fiscal year  opinion,  which  contained  a reference  for a restatement  of  the  2002  consolidated  financial  statements  to  revise  the accounting  for certain  warrants.  During the two most recent  fiscal years and through  July 8,  2004,  there were no  disagreements  with PwC on any matter of accounting principles or practices,  financial statement disclosure, or auditing scope or procedure, which disagreements,  if not resolved to the satisfaction of
PwC,  would have caused them to make reference to the subject matter of any such disagreement in connection with its reports on the financial statements for such years.  During the two most recent fiscal years and through July 8, 2004,  there were no reportable  events (as defined in Item  304(a)(1)(v) of Regulation S-K).
The Company has not consulted with Amper,  Politziner & Mattia,  P.C. during the last fiscal year ended  December  31, 2003 or during the  subsequent interim periods from January 1, 2004  through and  including  July 8, 2004 on either the
application  of  accounting  principles  to  a  specified  transaction,   either
completed  or proposed,  or the type of audit  opinion that might be rendered on the Company's consolidated financial statements.

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

ITEM 9B.    OTHER INFORMATION

None

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2005 Annual Meeting of Stockholders.

                                     PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits:
            3.1     Articles  of  Incorporation  of  the  Company,  as  amended,
                    (incorporated  by reference to Exhibit 3.1 of Form  10-KSB/A filed on April 4, 1997).

            3.2     By-laws of the Company as currently in effect  (incorporated by reference to Exhibit 3.2 of Form 10-KSB/A  filed on April
                    4, 1997 and Exhibit 99.3 of the Company's  Current Report on
                    Form 8-K filed on September 21, 1998).

            4.1     Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

            10.1*   1997 Stock Option Plan (incorporated by reference to Exhibit
                    10.1 of the  Company's  Registration  Statement  on Form S-8
                    (File No. 333-61313) filed on August 13, 1998).

            10.2    Exclusive  Representation  and Distribution  Agreement dated
                    May 4, 1992  between the  Company  and  Godfrey  Science and
                    Design,  Inc. et al  (incorporated  by  reference to Exhibit
                    10.2 of Form 10-KSB/A filed on April 4, 1997).

            10.3*   Employment  Agreement dated June 1, 1995 between the Company and Guy J.  Quigley  (incorporated  by  reference to Exhibit
                    10.3 of Form 10-KSB/A filed on April 4, 1997).

            10.4*   Employment  Agreement dated June 1, 1995 between the Company and  Charles  A.  Phillips  (incorporated  by  reference  to
                    Exhibit 10.4 of Form 10-KSB/A filed on April 4, 1997).

            10.5    United States  Exclusive  Supply  Agreement  dated March 17,
                    1997  (Portions  of this  exhibit are omitted and were filed separately with the Securities  Exchange Commission pursuant
                    to  the  Company's   application   requesting   confidential
                    treatment  in  accordance  with Rule 406 of  Regulation C as promulgated  under the Securities Act of 1933,  incorporated by reference  to Exhibit  10.5 of Form SB-2 dated  September
                    29, 1997). See exhibit 10.14.

            10.6    Consulting  Agreement  dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A filed on April 4,
                    1997).

            10.7*   Employment  Agreement  dated  November 5, 1996,  as amended, between  the Company  and George J. Longo  (incorporated  by reference to Exhibit 10.10 of Form 10-KSB filed on March 30,
                    1998.

            10.8    Rights  Agreement  dated  September  15,  1998  between  the
                    Company  and  American  Stock  Transfer  and  Trust  Company
                    (incorporated  by  reference  to Exhibit 1 to the  Company's
                    Registration  Statement on Form 8-A filed on  September  18,
                    1998).

            10.9    Consulting agreement dated March 7, 2002 between the Company and Forrester  Financial LLC  (incorporated  by reference to
                    Exhibit 99.1 of Form 8-K filed on April 11, 2002).

            10.10   Warrant  agreement  dated March 7, 2002  between the Company and Forrester  Financial LLC  (incorporated  by reference to
                    Exhibit 99.2 of Form 8-K filed on April 11, 2002).

            10.11   Agreement  dated  February  2, 2003  between the Company and
                    Forrester   Financial  LLC  (incorporated  by  reference  to
                    Exhibit 99.3 of Form 8-K filed on February 18, 2003).

            10.12   Amended and Restated  Warrant  Agreement  dated  February 2,
                    2003  between  the  Company  and  Forrester   Financial  LLC
                    (incorporated by reference to Exhibit 99.4 of Form 8-K filed on February 18, 2003).

            10.13   Share  agreement  effective  as of December 31, 2002 between the Company and Suncoast  Naturals,  Inc.  (incorporated  by reference  to Exhibit  2.1 of Form 8-K filed on  February 6,
                    2003).

            10.14   Third Amendment to United States  Exclusive Supply Agreement
                    (incorporated  by  reference  to Exhibit  10.18 of Form 10-K filed on April 1, 2004).

            10.15   Asset Purchase and Sale  Agreement  dated August 18, 2004 by and between  JoEl,  Inc.  and the Company  (incorporated  by reference  to  Exhibit  10.1 of Form 8-K filed on August 20,
                    2004).

            10.16   Addendum  dated  October 1, 2004 by and  between the Company and JoEl,  Inc.  to the asset  purchase  and sale  agreement dated August 18, 2004  (incorporated by reference to Exhibit
                    10.1 of Form 8-K filed on October 7, 2004).

            10.17   Term  Note  dated  October  1,  2004 in the  amount  of $3.0 million  executed  by the  Company  in  favor  of PNC  Bank,
                    National  Association  (incorporated by reference to Exhibit
                    10.2 of Form 8-K filed on October 7, 2004).

            10.18   Open-End  Mortgage and Security  Agreement  dated October 1,
                    2004 on  real  property  located  in  Lebanon,  Pennsylvania executed by Quigley Manufacturing Inc. in favor of PNC Bank,
                    National  Association  (incorporated by reference to Exhibit
                    10.3 of Form 8-K filed on October 7, 2004).

            10.19   Open-End  Mortgage and Security  Agreement  dated October 1,
                    2004 on real property located in Elizabethtown, Pennsylvania executed by Quigley Manufacturing Inc. in favor of PNC Bank,
                    National  Association  (incorporated by reference to Exhibit
                    10.4 of Form 8-K filed on October 7, 2004).

            10.20   Registration  Rights  Agreement dated October 1, 2004 by and among the Company  and the  shareholders  signatory  thereto
                    (incorporated by reference to Exhibit 10.5 of Form 8-K filed on October 7, 2004).

            10.21*  Employment  Agreement  dated October 1, 2004 between Quigley
                    Manufacturing  Inc.  and  David  B.  Deck  (incorporated  by reference  to  Exhibit  10.6 of Form 8-K filed on October 7,
                    2004).

            10.22*  Employment  Agreement  dated October 1, 2004 between Quigley
                    Manufacturing Inc. and David Hess (incorporated by reference to Exhibit 10.7 of Form 8-K filed on October 7, 2004).

            14.1    Code of Ethics  (incorporated  by reference to Exhibit II of the  Proxy  Statement  on  Schedule  14A  filed on March 31,
                    2003).

            16.1**  PricewaterhouseCoopers LLP letter dated March 30, 2005.

            21.1**  Subsidiaries of The Quigley Corporation.

            23.1*   Consent   of    PricewaterhouseCoopers    LLP,   Independent
                    Registered Public Accounting Firm, dated March 30, 2005.

            23.2**  Consent  of  Amper,  Politziner  &  Mattia,  Independent
                    Registered Public Accounting Firm, dated March 30, 2005.

            31.1**  Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

           31.2**   Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

           32.1**   Certification  of Chief  Executive  Officer  pursuant  to 18
                    U.S.C.  1350,  as adopted  pursuant  to  Section  906 of the
                    Sarbanes-Oxley Act of 2002.

           32.2**   Certification  of Chief  Financial  Officer  pursuant  to 18
                    U.S.C.  1350,  as adopted  pursuant  to  Section  906 of the
                    Sarbanes-Oxley Act of 2002.

                    * Indicates a management  contract or  compensatory  plan or arrangement

                    **Filed herewith

                                   Signatures

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              THE QUIGLEY CORPORATION

/s/  Guy J. Quigley                                         March 31, 2005
--------------------------------------------------          --------------
Guy J. Quigley, Chairman of the Board, President,                Date
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                                     Title                                      Date
---------                                     -----                                      -----

/s/ Guy J. Quigley                            Chairman of the Board, President,          March 31, 2005
-------------------------------------         Chief Executive Officer and Director       --------------
Guy J. Quigley

/s/ Charles A. Phillips                       Executive Vice President, Chief Operating  March 31, 2005
-------------------------------------         Officer and Director                       --------------
Charles A. Phillips

/s/ George J. Longo                           Vice President, Chief Financial            March 31, 2005
-------------------------------------         Officer and Director (Principal            --------------
George J. Longo                               Financial and Accounting Officer)

/s/ Jacqueline F. Lewis                       Director                                   March 31, 2005
-------------------------------------                                                    --------------
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum                     Director                                   March 31, 2005
-------------------------------------                                                    --------------
Rounsevelle W. Schaum

/s/ Stephen W. Wouch                          Director                                   March 31, 2005
-------------------------------------                                                    --------------
Stephen W. Wouch

/s/ Terence O. Tormey                         Director                                   March 31, 2005
-------------------------------------                                                    --------------
Terence O. Tormey

