Form 10-Q
period 2005-03-31
QUIGLEY CORP
filed 2005-05-06
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended           MARCH 31, 2005
                                                  ---------------

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

                                 (215) 345-0919
                        -------------------------------
                        (Registrant's Telephone Number,
                              Including Area Code)

                                       N/A

----------------------------------------------------------------------------------
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

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

As of May 2, 2005,  there were  11,660,078  shares of common  stock,  $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
     PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements                     3-13

Item 2.     Management's  Discussion  and  Analysis of Financial
            Condition and Results of Operations                            14-20

Item 3.     Quantitative and Qualitative Disclosures About Market Risk        20

Item 4.     Controls and Procedures                                           20

     PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                              20-21

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds       21

Item 3.     Defaults Upon Senior Securities                                   21

Item 4.     Submission of Matters to a Vote of Security Holders               21

Item 5.     Other Information                                                 21

Item 6.     Exhibits                                                          21

Signatures                                                                    22

                          PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE QUIGLEY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS                       March 31, 2005  December 31, 2004
                                                                           (Unaudited)
                                                                          ------------    ------------
CURRENT ASSETS:

          Cash and cash equivalents                                       $ 16,480,576    $ 14,366,441
          Accounts receivable (net of doubtful accounts                      3,270,361       6,375,979
             of $372,342 and$311,764)
          Inventory                                                          3,417,403       3,454,682
          Prepaid expenses and other current assets                          1,018,027         764,359
                                                                          ------------    ------------
              TOTAL CURRENT ASSETS                                          24,186,367      24,961,461
                                                                          ------------    ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                          6,161,508       6,473,688
                                                                          ------------    ------------

OTHER ASSETS:
          Goodwill                                                              30,763          30,763
          Other assets                                                         109,226          63,844
                                                                          ------------    ------------
               TOTAL OTHER ASSETS                                              139,989          94,607
                                                                          ------------    ------------

TOTAL ASSETS                                                              $ 30,487,864    $ 31,529,756
                                                                          ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of long-term debt                               $    428,571    $    428,571
          Accounts payable                                                     970,571         978,401
          Accrued royalties and sales commissions                            1,795,366       1,796,081
          Accrued advertising                                                  312,613       1,919,011
          Other current liabilities                                          2,776,569       1,986,487
                                                                          ------------    ------------
               TOTAL CURRENT LIABILITIES                                     6,283,690       7,108,551
                                                                          ------------    ------------

LONG-TERM DEBT                                                               2,357,143       2,464,286

MINORITY INTEREST                                                               59,312          54,980

COMMITMENTS AND CONTINGENCIES  (NOTE 7)

STOCKHOLDERS' EQUITY:

          Common stock, $.0005 par value; authorized 50,000,000;
                Issued: 16,306,131 and 16,285,796  shares                        8,153           8,143
          Additional paid-in-capital                                        35,244,081      35,203,816
          Retained earnings                                                 11,723,644      11,878,139
          Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost
                                                                           (25,188,159)    (25,188,159)
                                                                          ------------    ------------
               TOTAL STOCKHOLDERS' EQUITY                                   21,787,719      21,901,939
                                                                          ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 30,487,864    $ 31,529,756
                                                                          ============    ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months Ended
                                                  March 31, 2005  March 31, 2004
                                                   ------------    ------------

NET SALES                                          $ 11,753,270    $  9,605,617
                                                   ------------    ------------

COST OF SALES                                         6,050,298       5,085,374
                                                   ------------    ------------

GROSS PROFIT                                          5,702,972       4,520,243
                                                   ------------    ------------

OPERATING EXPENSES:
      Sales and marketing                             1,834,831       1,623,066
      Administration                                  2,994,769       2,750,499
      Research and development                        1,068,303         947,002
                                                   ------------    ------------
TOTAL OPERATING EXPENSES                              5,897,903       5,320,567
                                                   ------------    ------------

LOSS FROM OPERATIONS                                   (194,931)       (800,324)
                                                   ------------    ------------

OTHER INCOME (EXPENSE)
      Interest and other income                          69,489          18,693
      Interest expense                                  (29,053)           --
                                                   ------------    ------------

TOTAL OTHER INCOME (EXPENSE)                             40,436          18,693
                                                   ------------    ------------

LOSS FROM OPERATIONS BEFORE TAXES                      (154,495)       (781,631)
                                                   ------------    ------------

INCOME TAXES (BENEFIT)                                     --              --

                                                   ------------    ------------
NET LOSS                                           ($   154,495)   ($   781,631)
                                                   ============    ============

NET LOSS PER COMMON SHARE:

                                                   ------------    ------------
      Basic                                        ($      0.01)   ($      0.07)
                                                   ============    ============

                                                   ------------    ------------
      Diluted                                      ($      0.01)   ($      0.07)
                                                   ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

      Basic                                          11,654,796      11,510,687
                                                   ============    ============

      Diluted                                        11,654,796      11,510,687
                                                   ============    ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                              Three Months Ended
                                                                        March 31, 2005  March 31, 2004
                                                                         ------------    ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                $  2,214,737    $  4,218,445
                                                                         ------------    ------------

INVESTING ACTIVITIES:
  Capital expenditures                                                        (33,734)        (37,943)
                                                                         ------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                   (33,734)        (37,943)
                                                                         ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from exercise of options and warrants                               40,275          14,011
  Principal payments on long-term debt                                       (107,143)           --
                                                                         ------------    ------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                                  (66,868)         14,011
                                                                         ------------    ------------

NET INCREASE IN CASH                                                        2,114,135       4,194,513
                                                                         ------------    ------------

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                               14,366,441      11,392,089
                                                                         ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                   $ 16,480,576    $ 15,586,602
                                                                         ============    ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

The Quigley  Corporation (the "Company"),  organized under the laws of the state of Nevada,  is engaged  in the  development,  manufacturing,  and  marketing  of homeopathic and health products that are being offered to the general public and the research and development of potential  prescription products. The Company is organized  into four  business  segments:  Cold  Remedy,  Health  and  Wellness,
Contract  Manufacturing  and  Ethical  Pharmaceutical.  For the  fiscal  periods presented,  the majority of the Company's  revenues have come from the Company's
Cold Remedy and Health and Wellness business segments.

The Company's  principal  cold-remedy  product,  Cold-Eeze(R),  a zinc gluconate glycine formulation  (ZIGG(TM)) is AN over-the-counter  consumer product used to reduce the duration  and  severity of the common  cold.  The lozenge form of the product is manufactured by Quigley  Manufacturing  Inc. ("QMI"),  a wholly owned subsidiary of the Company, which was formed following the acquisition of certain assets and  assumption  of  certain  liabilities  of JoEl,  Inc.,  the  contract manufacturer of the lozenge product prior to October 1, 2004.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  Effective  March 31, 2004, the financial  statements  include consolidated  variable  interest  entities  ("VIEs") of which the Company is the primary beneficiary (see discussion in Note 3, "Variable Interest Entity").

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.

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
Inventories  included raw material,  work in progress and  packaging  amounts of approximately  $1,113,000  and $651,000 at March 31, 2005 and December 31, 2004,
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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require
collateral.   The  Company's  broad  range  of  customers  includes  many  large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant  percentage of sales volume,  representing 22% and 18%
of sales volume for the respective  three month periods ended March 31, 2005 and
2004.  Customers  comprising  the  five  largest  accounts  receivable  balances represented 60% and 48% of total trade receivable balances at March 31, 2005 and
December 31, 2004, respectively.  During the three month periods ended March 31,
2005 and 2004, 92% of the Company's net sales originated in the United States.

The Company's revenues are currently generated from the sale of the Cold-Eeze(R)
products which approximated 49% of total revenue in the three month period ended
March 31,  2005,  with the  remaining  revenues in such  period  coming from the
Health  and  Wellness  segment,   which   approximated  43%,  and  the  Contract
Manufacturing segment, which approximated 8%.

Raw materials used in the production of the products are available from numerous sources.  Raw  Materials  for the  Cold-Eeze(R)  lozenge  product  is  currently procured  from a single  vendor in order to secure  purchasing  economies.  In a situation where this one vendor is not able to supply QMI with the  ingredients, other sources have been  identified.  Should these product sources  terminate or discontinue  for any reason,  the Company has  formulated a contingency  plan in order to prevent such  discontinuance  from  materially  affecting the Company's operations.  Any such termination may,  however,  result in a temporary delay in production  until  the  replacement  facility  is  able to  meet  the  Company's production requirements.

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
Provisions for these reserves are based on historical  experience.  The 2005 and
2004 reserve balances include a returns provision at March 31, 2005 and December

31, 2004 of approximately $542,000 and $626,000,  respectively,  in the event of future product returns  following the  discontinuation  of the Cold-Eeze(R) Cold
Remedy Nasal Spray product in September 2004.

SHIPPING AND HANDLING

Product  sales  relating to Health and  Wellness  products  carry an  additional identifiable shipping and handling charge to the purchaser,  which is classified as revenue. For the Cold Remedy and Contract Manufacturing  segments, such costs are  included  as part of the  invoiced  price.  In all cases  costs  related to shipping and handling are recorded in cost of sales.

STOCK COMPENSATION

Stock options and warrants for purchase of the Company's  common stock have been granted to both  employees and  non-employees  since the date the Company became publicly traded. Options and warrants are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in the periods reported.

In  accordance  with  SFAS  148,  "Accounting  for  Stock-Based  Compensation  -
Transition and  Disclosure,"  the effect on net income and earnings per share if the  Company  had applied  the fair value  recognition  provisions  of SFAS 123,
"Accounting for Stock-Based  Compensation," to stock-based employee compensation would  result  in no  additional  expense  compared  to APB 25 for  the  periods reported.

Expense  relating to options  granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the  Black-Scholes  pricing model dependent upon the circumstances relating to the specific grants.

No stock  options were granted to  employees  in the three month  periods  ended
March 31, 2005 and 2004.

ROYALTIES AND COMMISSIONS

The Company includes  royalties and founders'  commissions  incurred relating to
the  Cold  Remedy   segment  and   commissions   relating  to  the   independent
representatives  of the Health and Wellness segment as part of cost of sales. An additional Health and Wellness segment cost, which is included in administration expenses,  relates to the  Company's  agreement  with the  former  owners of the
Utah-based direct marketing and selling company,  whereby they receive payments, currently totaling 5% of net sales collected,  for use of product  formulations, consulting,  confidentiality and non-compete  agreements with such expense being expensed  as  incurred.  Commissions  expense  related  to  independent  brokers associated with the Cold Remedy and Contract  Manufacturing segments is included in administration expenses.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three month  periods  ended
March 31, 2005 and 2004 were $1,694,832 and $1,209,572,  respectively.  Included in prepaid  expenses and other  current  assets was $73,775 and $41,375 at March
31, 2005 and December 31, 2004,  respectively,  relating to prepaid  advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  March 31, 2005 and 2004 were
$1,068,303 and $947,002,  respectively.  Principally,  research and  development costs are  related  to  Pharma's  study  activities  and costs  associated  with
Cold-Eeze(R) products.

INCOME TAXES

The  Company  utilizes  an asset  and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary
timing   differences   attributable   to  operations   and  the  tax  deductions
attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided.  See Note 9 -
Income Taxes for further discussion.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December  2004, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 123 (revised 2004),  Share-Based Payment (Statement 123(R)), which replaces  Statement No. 123,  "Accounting  for  Stock-Based  Compensation,"  and
supersedes  APB  Opinion No. 25,  "Accounting  for Stock  Issued to  Employees."
Statement  123 (R) requires all companies to measure  compensation  cost for all share-based  payments  (including  employee  stock  options)  at fair  value and recognize  the  cost in the  financial  statements.  The pro  forma  disclosures previously  permitted  under  Statement 123 will no longer be an  alternative to financial  statement  recognition.  This statement applies to all awards granted after the date of adoption  and to awards  modified,  repurchased,  or cancelled after that date. The cumulative effect of initially  applying  Statement 123(R), if any, will be recognized as of the date of adoption.

In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the
Company  beginning in the first  quarter of 2006.  The Company has not completed its  evaluation  of the  impact  that  adopting  SFAS  123(R)  will  have on its financial statements.

NOTE 3 - VARIABLE INTEREST ENTITY

In  December  2003,  FASB issued FASB  Interpretation  No. 46 (revised  December
2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46R), to address certain implementation issues. FIN 46R varies significantly from FASB Interpretation No.
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

Effective  March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to
February 1, 2003.  The  Company has  determined  that  Scandasystems,  a related party,  qualifies as a variable interest entity and the Company has consolidated
Scandasystems  beginning  with the quarter ended March 31, 2004. Due to the fact that the Company has no long-term  contractual  commitments or  guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the  Company is the  primary  beneficiary,  the  Company  recognized  a minority  interest of  approximately  $59,312  and  $54,980 on the  Consolidated
Balance  Sheets at March 31, 2005 and  December 31,  2004,  respectively,  which represented the difference between the assets and the liabilities  recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets. Reflected on the Company's Consolidated Balance Sheets at March 31, 2005
and December 31, 2004 were  $57,401 and  $96,051,  respectively,  of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring licenses and performing research and development activities in certain countries.

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
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation and as such, no potential  offset  from such  litigation  for these  fees has been  recorded.  A founder's commission totaling 5% on sales collected, less certain deductions, is paid to two of the  officers,  who are also  directors and  stockholders  of the
Company, and whose agreements expire in 2005 (see Note 11).

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

The expenses for the respective periods relating to such agreements  amounted to
$535,102,  and  $333,346  for the three month  periods  ended March 31, 2005 and
2004,  respectively.  Amounts  accrued for these  expenses at March 31, 2005 and
December 31, 2004 were $1,148,117 and $1,129,654, respectively.

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at March 31, 2005 and  December  31, 2004,  apportioned  between  related party and other balances, are as follows:

                                                          2005           2004
                                                      --------------------------

     Related party balances (see Note 11)               $196,722        $459,583
     Other non-related party balances                  1,598,644       1,336,498
                                                      --------------------------
     Total accrued royalties and sales commissions    $1,795,366      $1,796,081
                                                      --------------------------

NOTE 5 - LONG-TERM DEBT

In connection with the Company's  acquisition of certain assets of JoEl, Inc. in
October 2004,  the Company  entered into a term loan in the amount of $3 million payable to PNC Bank, N.A. which is  collateralized by mortgages on real property located in each of Lebanon  and  Elizabethtown,  Pennsylvania.  The  Company can
elect  interest  rate  options  at either the Prime Rate or LIBOR plus 200 basis points.  The loan is payable in eighty-four equal monthly principal  payments of
$35,714 that  commenced on November 1, 2004.  The Company is in compliance  with all related loan covenants.  The entire loan balance was under a six-month LIBOR rate of 4.17%,  which expired on March 31, 2005. A further  six-month LIBOR rate of 5.39% commenced on April 1, 2005 and expires on September 30, 2005.

The schedule of principal payments of long-term debt is as follows:

     December 31,
     2005 (remaining)                       $321,428
     2006                                    428,571
     2007                                    428,571
     2008                                    428,571
     2009                                    428,571
     Thereafter                              750,002
                                ---------------------
                                           2,785,714
     Less - current portion
                                            (428,571)
                                ---------------------
                                          $2,357,143
                                =====================

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other current  liabilities  are $1,356,861  and $717,038  related to accrued compensation at March 31, 2005 and December 31, 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company  resulted in rent  expense for the three month  periods  ended March 31,
2005 and 2004 of $55,316 and $79,819,  respectively. The Company has approximate future obligations for the remainder of 2005 and over the next five fiscal years as follows:

                               Property
             Research and      and Other
 Year        Development        Leases          Advertising           Other         Total
---------- ------------------ -------------- ----------------- ---------------- -----------------
2005            $1,331,000       $132,000        $2,500,000          $74,000        $4,037,000
2006             1,687,000        136,000          -                 -               1,823,000
2007              -                64,000          -                 -                  64,000
2008              -                    -           -                 -                    -
2009              -                    -           -                 -                    -
2010              -                    -           -                 -                    -
---------- ------------------ -------------- ----------------- ---------------- -----------------
Total           $3,018,000       $332,000        $2,500,000          $74,000        $5,924,000
---------- ------------------ -------------- ----------------- ---------------- -----------------

Additional  advertising  and research and  development  costs are expected to be incurred for the remainder of 2005 and during 2006.

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality  and non-compete  agreements with such expense being expensed as incurred.  Amounts paid or payable under such  agreement  during the three month periods ended March 31, 2005 and 2004 were $199,339 and $217,638,  respectively.
Amounts  payable  under such  agreement  at March 31, 2005 and December 31, 2004 were $72,718 and $60,876, respectively.

The Company has several licensing and other contractual agreements, see Note 4.

                CYNTHIA AARON VS. THE QUIGLEY CORPORATION, ET AL

On March 15,  2005, a Complaint  was filed in the  Superior  Court for San Diego
County,  California.  This  complaint was served on The Quigley  Corporation  on
April 21, 2005. The plaintiff's  complaint consists of causes of action sounding
in   negligence,   negligent   products   liability,   breach  of   warranty  of
merchantability,  breach of express  warranty,  strict  products  liability  and failure to warn.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no  prediction  as to the outcome can be made.  At the present time this matter is being defended by the Company's liability insurance carrier.

                              DISCONTINUED ACTIONS

                          LITIGATION - FORMER EMPLOYEES

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common  Pleas of Bucks  County,  Pennsylvania,  against the former  President of
Darius International Inc., its wholly owned subsidiary, following termination of such President.  The allegations in the complaint  include,  but are not limited to, an alleged  breach of  fiduciary  duty owed to the  Company.  The Company is seeking  both  injunctive  and  monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting that the Court declare him the lawful owner of 55,000 stock options, unspecified damages relating to an alleged breach of an oral  contract  and for  commissions  allegedly  owed.  In  addition,  the defendant requested the return of certain intellectual property used to commence and continue Darius' operations.

On April 15,  2005,  a  Settlement  Agreement  and Mutual  Release was  executed between The Quigley Corporation,  Subsidiaries,  and Defendants,  Ronald Howell,

Deborah  Howell,  Pro Pool,  LLC, One Source,  LLC, Pro Marketing  LLC, and Eric
Kaytes.  All of  defendants'  counterclaims  were  withdrawn and dismissed  with prejudice. In addition to the monetary consideration,  Howell surrendered to The
Quigley  Corporation for cancellation  40,993 shares of The Quigley  Corporation and agreed to forego any claim for any additional stock, warrants, stock options
or  other  securities  of  or  interest  in  The  Quigley  Corporation,   Darius
International  Inc.,  Darius  Marketing  Inc., and Innerlight  Inc. that were or
could   have  been  made  in  the   lawsuits.   Defendant   Kaytes   surrendered
options/warrants in the Company.

NOTE 8 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

On  September 8, 1998,  the  Company's  Board of  Directors  declared a dividend distribution  of Common  Stock  Purchase  Rights  (individually,  a "Right"  and collectively,  the "Rights"),  thereby  creating a Stockholder  Rights Plan (the
"Plan"). The dividend was payable to the stockholders of record on September 25,
1998. Each Right entitles the stockholder of record to purchase from the Company that number of common shares  having a combined  market value equal to two times the Rights  exercise  price of $45.  The Rights  are not  exercisable  until the distribution  date,  which will be the earlier of a public  announcement  that a person or group of affiliated or associated  persons has acquired 15% or more of the  outstanding  common  shares,  or  the  announcement  of an  intention  by a similarly  constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding  common shares. The dividend has the effect of giving the  stockholder a 50% discount on the share's  current  market value for  exercising  such  right.  In the event of a cashless  exercise of the
Right,  and the acquirer has acquired less than 50% beneficial  ownership of the
Company,  a  stockholder  may  exchange  one Right for one  common  share of the
Company. The final expiration date of the Plan is September 25, 2008.

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
March 31, 2005,  4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2004 or
2005 to date.

NOTE 9 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted,  resulted in  reductions to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $3,887,487 are deferred and will be credited to  additional-paid-in-capital  when  existing net operating  losses are used.  The cumulative  tax deduction  attributable  to options,  warrants and restricted stock is $47,558,315 which resulted in the net operating  loss  carry-forwards  that  approximate  $12.3  million  for  federal purposes,  of which $3.5 million  will expire in 2019,  $4.0 million in 2020 and
$4.8 million in 2022 and $15.0 million for state purposes, of which $9.7 million will  expire in 2009,  $3.0  million in 2010,  and $2.3  million in 2012.  Until
sufficient   taxable   income  to  offset  the  temporary   timing   differences
attributable  to  operations  and the tax  deductions  attributable  to  option, warrant and stock  activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

NOTE 10 - EARNINGS PER SHARE

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

                                       Three Months Ended            Three Months Ended
                                         March 31, 2005                March 31, 2004
                                -------- -------- ---------    -------- -------- ---------
                                 Loss    Shares     EPS         Loss    Shares   EPS
                                -------- -------- ---------    -------- -------- ---------

Basic EPS                        ($0.2)    11.7    ($0.01)      ($0.8)   11.5   ($0.07)
Dilutives:
Options/Warrants                    -        -                     -       -
                                 -------- -------- --------     -------- -------- --------
Diluted EPS                      ($0.2)    11.7    ($0.01)      ($0.8)   11.5   ($0.07)
                                 ======== ======== ========     ======== ======== ========

Options and warrants  outstanding  at March 31, 2005 and 2004 were 4,287,250 and
3,837,500,  respectively.  They were not included in the  computation of diluted earnings for periods reporting losses because the effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

An agreement  between the Company and the  founders,  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold  therapy  product,  are to share a total  commission  of five percent (5%) on sales collected,  less certain deductions,  until the expiration of this  agreement on May 31, 2005.  For the three month periods ended March 31,
2005 and 2004,  amounts of $267,551  and  $165,104,  respectively,  were paid or payable under such founders' commission  agreements.  Amounts payable under such agreements  at March 31, 2005 and December 31, 2004 were  $196,722 and $459,583, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer. Fees amounting to $86,298 and $109,520 have been paid or are  payable to a related  entity in the three  month  periods ended  March 31,  2005 and 2004,  respectively,  to assist  with the  regulatory aspects of obtaining such licenses.

NOTE 12 - SEGMENT INFORMATION

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

The Company has divided its operations into four reportable segments as follows:
The Quigley  Corporation  (Cold Remedy),  whose main product is Cold-Eeze(R),  a proprietary zinc gluconate  glycine lozenge for the common cold;  Darius (Health and  Wellness),  whose  business is the sale and direct  marketing of a range of health and wellness products;  Quigley Manufacturing  (Contract  Manufacturing), which operates the production facility for the Cold-Eeze(R)  lozenge product and also performs  contract  manufacturing  services for third party customers,  and
Pharma (Ethical Pharmaceutical),  currently involved in research and development activity to develop patent applications for potential pharmaceutical products.

Financial information relating to 2005 and 2004 operations, by business segment, follows:

-------------------------------- ------------- -------------- --------------- --------------- --------------- -------------

FOR THE THREE  MONTHS ENDED                     Health and       Contract        Ethical       Corporate &
MARCH 31, 2005                     Cold Remedy   Wellness     Manufacturing    Pharmaceutical     Other           Total
-------------------------------- ------------- -------------- --------------- --------------- --------------- -------------
Revenues
  Customers-domestic              $5,746,641       $4,113,318     $1,010,624        -               -          $10,870,583
  Customers-international             -               882,687            -          -               -              882,687
  Inter-segment                       -              -             1,442,297        -           ($1,442,297)       -
Segment operating profit
   (loss)                           $356,243         $393,345       $160,358    ($1,043,482)       ($61,395)    ($194,931)

-------------------------------- ------------- -------------- --------------- --------------- --------------- -------------

FOR THE THREE  MONTHS ENDED      Cold Remedy    Health and       Contract        Ethical       Corporate &
MARCH 31, 2004                                   Wellness     Manufacturing    Pharmaceutical     Other           Total
-------------------------------- ------------- -------------- --------------- --------------- --------------- -------------
Revenues
  Customers-domestic              $4,113,592       $4,730,095       -               -               -           $8,843,687
  Customers-international             -               761,930       -               -               -              761,930
  Inter-segment                       -              -              -               -               -              -
Segment operating profit
   (loss)                          ($301,756)        $436,780       -             ($935,348)        -            ($800,324)

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
Additionally,  data that demonstrates activity or effectiveness in animals or in vitro tests do not  necessarily  mean such  formula  test  compound,  referenced herein,  will be effective in humans.  Safety and  effectiveness  in humans will have to be  demonstrated  by means of  adequate  and  well  controlled  clinical studies before the clinical  significance of the formula test compound is known.
Readers should carefully review the risk factors  described in other sections of the filing as well as in other  documents  the  Company  files from time to time with the Securities and Exchange Commission.

OVERVIEW

The  Company,   headquartered   in  Doylestown,   Pennsylvania,   is  a  leading
manufacturer, marketer and distributor of a diversified range of homeopathic and health products which comprise the Cold Remedy, Health and Wellness and Contract
Manufacturing  segments.  The  Company  is also  involved  in the  research  and development  of  potential  prescription  products  that  comprise  the  Ethical
Pharmaceutical segment.

The  Company's  business  is the  manufacture  and  distribution  of cold remedy products to the consumer through the over-the-counter  marketplace together with the sale of proprietary  health and wellness products through its direct selling subsidiary.  One of the  Company's  key  products in its Cold Remedy  segment is
Cold-Eeze(R),  a zinc  gluconate  glycine  product  proven  in two  double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-Eeze(R)  is now an established  product in the health care and cold  remedy  market.  Effective  October  1,  2004,  the  Company  acquired substantially all of the assets of JoEl, Inc., the previous  manufacturer of the
Cold-Eeze(R)  lozenge product.  This  manufacturing  entity,  now called Quigley
Manufacturing  Inc.  ("QMI"),  a wholly owned  subsidiary  of the Company,  will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company's  Cold-Eeze(R)  products.  In addition,
QMI  produces  a  variety  of hard and  organic  candy  for sale to third  party customers  in addition  to  performing  contract  manufacturing  activities  for
non-related  entities.   The  Cold-Eeze(R)  products  reported  a  strong  sales
performance  in the first quarter of 2005 as a result of a prolonged  cough/cold season,  increased  consumer  demand and increased  household  penetration.  The presence  of QMI in 2005  contributed  net sales of  approximately  one  million dollars to first quarter net sales.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through a network  of  independent  distributors.
Darius is a direct selling  organization  specializing in proprietary health and wellness products.  The formation of Darius has provided  diversification to the
Company in both the  method of product  distribution  and the  broader  range of products  available  to the  marketplace,  serving as a balance to the  seasonal revenue cycles of the  Cold-Eeze(R)  branded  products.  This segment's 2005 net sales  decreased over the comparable  2004 period due to a decline in the number of active domestic  independent  representatives;  however,  international sales activity improved in the 2005 period.

In January 2001, the Company formed an Ethical Pharmaceutical  segment,  Quigley
Pharma  Inc.  ("Pharma"),  that is under the  direction  of its  Executive  Vice
President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs,  cosmeceuticals, and dietary supplements. Pharma is currently undergoing research and development activity  in  compliance  with  regulatory  requirements.  The Company is in the initial  stages  of what  may be a  lengthy  process  to  develop  these  patent applications into commercial products.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its marketing and  distribution  capabilities and the requirements associated  with the  development of Pharma's  potential  prescription  drugs in order to  continue  to  compete  on a  national  and  international  level.  The continued  expansion of Darius is dependent  on the Company  retaining  existing independent  representatives  and recruiting  additional active  representatives both  internationally  and within the United States,  continued  conformity with government  regulations,  a reliable  information  technology  system capable of supporting  continued  growth and  continued  reliable  sources  for product and materials to satisfy consumer demand.

COLD REMEDY

Cold-Eeze(R),   a  zinc  gluconate  glycine   formulation   (ZIGG(TM)),   is  an
over-the-counter  consumer  product  used to reduce tHE duration and severity of the common  cold and is  currently  sold in lozenge,  sugar-free  tablet and gum form.  During  2003,  the  Company  launched a  Kidz-EEZE(TM)  Sore  Throat Pops product.

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing  and  marketing of  Cold-Eeze(R)  products in the
United States. A randomized double-blind  placebo-controlled study, conducted at
Dartmouth College of Health Science, Hanover, New Hampshire,  concluded that the lozenge  formulation  treatment,  initiated  within 48 hours of  symptom  onset, resulted in a significant reduction in the total duration of the common cold.

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

On July 15, 1996,  results of a new randomized  double-blind  placebo-controlled study on the common cold, which commenced at the CLEVELAND CLINIC  FOUNDATION on
October 3, 1994 were published.  The study called "ZINC  GLUCONATE  LOZENGES FOR
TREATING THE COMMON COLD" was  completed and published in THE ANNALS OF INTERNAL
MEDICINE - VOL. 125 NO. 2. Using a 13.3mg  lozenge  (almost half the strength of the  lozenge  used in the  Dartmouth  Study),  the  result  still  showed  a 42%
reduction in the duration of common cold symptoms.

In April 2002, the Company announced the statistical  results of a retrospective clinical  adolescent  study at the Heritage School facility in Provo,  Utah that suggests that  Cold-Eeze(R)  is also an effective means of preventing the common cold and statistically (a) lessens the number of colds an individual suffers per year,  reducing  the  median  from  1.5 to  zero  and  (b)  reduces  the  use of antibiotics  for respiratory  illnesses from 39.3% to 3.0% when  Cold-Eeze(R) is administered as a first-line treatment approach to the common cold.

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

CONTRACT MANUFACTURING

From  October  1,  2004,   this   manufacturing   entity,   now  called  Quigley
Manufacturing  Inc.  ("QMI"),  a wholly owned  subsidiary  of the  Company,  has continued to produce  lozenge  product along with  performing  such  operational tasks as  warehousing  and  shipping the  Company's  Cold-Eeze(R)  products.  In addition to that function,  QMI produces a variety of hard and organic candy for sale to third party customers in addition to performing  contract  manufacturing activities for non-related entities. QMI is an FDA-approved facility.

ETHICAL PHARMACEUTICAL

Pharma's current activity is the development of  naturally-derived  prescription drugs with the goal to improve  the  quality of life and health of those in need through scientific research and development. Research and development will focus on the identification,  isolation and direct use of active medicinal substances.
One aspect of Pharma's research will focus on the combination of isolated active constituents and whole plant  components.  The search for new natural sources of medicinal  substances  will  focus not only on world  plants,  fungi,  and other natural  substances,  but  also on an  intense  investigation  into  traditional medicinals and historic therapeutics.

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

      o     A Patent (No.  6,827,945 B2) entitled  "Nutritional  Supplement  and
            Method of Using It" for a method of treating at least one symptom of arthritis. The patent extends through April 22, 2023.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In December  2004, the Financial  Accounting  Standards  Board  ("FASB")  issued
Statement No. 123 (revised 2004),  Share-Based Payment (Statement 123(R)), which replaces  Statement No. 123,  "Accounting  for  Stock-Based  Compensation,"  and
supersedes  APB  Opinion No. 25,  "Accounting  for Stock  Issued to  Employees."
Statement  123 (R) requires all companies to measure  compensation  cost for all share-based  payments  (including  employee  stock  options)  at fair  value and recognize  the  cost in the  financial  statements.  The pro  forma  disclosures previously  permitted  under  Statement 123 will no longer be an  alternative to financial  statement  recognition.  This statement applies to all awards granted after the date of adoption  and to awards  modified,  repurchased,  or cancelled after that date. The cumulative effect of initially  applying  Statement 123(R), if any, will be recognized as of the date of adoption.

In April 2005, the SEC delayed the effective date of SFAS 123(R) to fiscal years beginning after June 15, 2005. As a result SFAS 123(R) will be effective for the
Company  beginning in the first  quarter of 2006.  The Company has not completed its  evaluation  of the  impact  that  adopting  SFAS  123(R)  will  have on its financial statements.

CRITICAL ACCOUNTING POLICIES

As   previously   described,   the  Company  is  engaged  in  the   development,
manufacturing,  and marketing of health and homeopathic  products that are being offered  to the  general  public  and is  also  involved  in  the  research  and development of potential prescription products.  Certain key accounting policies that may affect the results of the Company are the timing of revenue recognition and sales incentives,  particularly co-operative advertising; the classification of royalties and commissions;  the classification of advertising  expenses;  and the fact that all research and development costs are expensed as incurred.  Note
1,  Organization  and  Business,   describes  the  Company's  other  significant
accounting policies.

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
Provisions for these reserves are based on historical  experience.  The 2005 and
2004 reserve balances include a returns provision at March 31, 2005 and December
31, 2004 of approximately $542,000 and $626,000,  respectively,  in the event of future product returns  following the  discontinuation  of the Cold-Eeze(R) Cold
Remedy Nasal Spray product in September 2004.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three month  periods  ended
March 31, 2005 and 2004 were $1,694,832 and $1,209,572,  respectively.  Included in prepaid  expenses and other  current  assets was $73,775 and $41,375 at March
31, 2005 and December 31, 2004,  respectively,  relating to prepaid  advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  March 31, 2005 and 2004 were
$1,068,303 and $947,002,  respectively.  Principally,  research and  development costs are  related  to  Pharma's  study  activities  and costs  associated  with
Cold-Eeze(R) products.

RESULTS OF OPERATIONS

THREE  MONTHS  ENDED MARCH 31, 2005  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2004

Net sales for the three month  period  ended  March 31,  2005 were  $11,753,270, reflecting  an increase of $2,147,653  over the net sales of $9,605,617  for the comparable  three month  period ended March 31,  2004.  The Cold Remedy  segment reported net sales in 2005 of  $5,746,641,  an increase of  $1,633,049,  or 40%, over the comparable 2004 period of $4,113,592.  The Health and Wellness  segment reported net sales in 2005 of $4,996,005,  a reduction of $496,020,  or 9%, over the net  sales of  $5,492,025  for the  comparable  2004  period.  The  Contract
Manufacturing  segment  reported net sales of $1,010,624 in the 2005 period with no comparable amount in the 2004 period as this segment commenced  business as a part of The Quigley Corporation on October 1, 2004.

Net sales of the Cold Remedy  segment were  favorably  affected by the prolonged nature of the recent  cold  season,  increased  consumer  demand  and  increased household penetration.  In addition, the Company continued to generate increased sales and  greater  market  penetration  for the  Cold-Eeze(R)  products  due to continued product support and promotion.

The Health and Wellness  segment's  net sales  decreased in the 2005 period as a
result  of  a  decline   in  the   number   of   active   domestic   independent
representatives.  This decline was  partially  offset by an increase in European sales of 15.8% over the 2004 comparable period.

Cost of sales as a percentage  of net sales for the three months ended March 31,
2005 was 51.4% compared to 52.9% for the comparable  2004 period,  a decrease of
1.5%.  This  decrease was  primarily due to the influence of the lower cost Cold
Remedy segment on the consolidated results in 2005,  particularly as a result of this segment's  significant net sales increase in the 2005 period. Cost of sales of the remaining segments were largely consistent between periods.

Sales and marketing expense for the three month period ended March 31, 2005 were
$1,834,831,  an increase of $211,765 over the  comparable  2004 period amount of
$1,623,066. The increase was primarily due to increased media advertising in the
2005 period in support of the Cold-Eeze(R) products.

General and administration costs for the three month period ended March 31, 2005 was  $2,994,769  compared to $2,750,499  during the 2004 period,  an increase of
$244,270  between  the  periods.  The  increase  in 2005  was  primarily  due to increased  payroll  costs for the  period  and 2005  costs  associated  with the contract  manufacturing  segment for which there are no comparable 2004 costs as this segment commenced business as a part of the Company on October 1, 2004.

Research and development costs during the three months ended March 31, 2005 were
$1,068,303 compared to $947,002 during the 2004 comparable period, reflecting an increase in 2005 of $121,301,  primarily as a result of increased Pharma segment costs and study activity related to the Cold-Eeze(R) products.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $17,902,677 and $17,852,910 at March 31, 2005 and  December  31,  2004,  respectively,  resulting  in an  increase of $49,767.
Changes in working  capital  overall have been  primarily  due to the  following items: cash balances increased by $2,114,135;  accounts receivable  decreased by
$3,105,618  due  to  seasonal   fluctuations  and  effective  cash  collections;
advertising  liabilities  decreased by $1,606,398 as a result of the seasonality of the cold remedy  products  and  related  co-operative  and media  advertising activity; and other current liabilities increased by $790,082 principally due to increased  payroll  liabilities at March 31, 2005.  Total cash balances at March
31, 2005 were  $16,480,576  compared to  $14,366,441  at December 31, 2004.  The increase in cash was due to the  movements in working  capital as  reported.  In
April  2005,  the  Company  prepaid  an  amount  of  $1.0  million  against  the outstanding balance on the long-term loan.

Management  believes that its revised  strategy to establish  Cold-Eeze(R)  as a
recognized   brand  name,  its  broader  range  of  products,   its  diversified
distribution  methods as it relates to the Health and Wellness business segment, adequate manufacturing capacity and growth in international sales, together with its current  working  capital,  should provide an internal  source of capital to fund the Company's business operations.  In addition to anticipated funding from operations,  the Company and its  subsidiaries  may, in the short and long term, raise capital through the issuance of equity  securities to finance  anticipated growth.

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

CAPITAL EXPENDITURES

Capital  expenditures  during  the  remainder  of 2005  are not  expected  to be material.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest  rates.  The impact on the Company's  results of a one  percentage point change in short-term  interest  rates would not have a material  impact on the Company's future earnings,  fair value, or cash flows related to investments in cash  equivalents or  interest-earning  marketable  securities.  At March 31,
2005,  the Company had $2.8 million of variable  rate debt. If the interest rate on the debt were to increase or  decrease  by 1% for the year,  annual  interest expense would increase or decrease by approximately $28,000.

ITEM 4.     CONTROLS AND PROCEDURES

Based on their  evaluation  as of the end of the period  covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the  Company's  disclosure  controls  and  procedures  (as defined in Rules
13a-14 and 15d-14 under the  Securities  Exchange  Act of 1934,  as amended) are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

                CYNTHIA AARON VS. THE QUIGLEY CORPORATION, ET AL

On March 15,  2005, a Complaint  was filed in the  Superior  Court for San Diego
County,  California.  This  complaint was served on The Quigley  Corporation  on
April 21, 2005. The plaintiff's  complaint consists of causes of action sounding
in   negligence,   negligent   products   liability,   breach  of   warranty  of
merchantability,  breach of express  warranty,  strict  products  liability  and failure to warn.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no  prediction  as to the outcome can be made.  At the present time this matter is being defended by the Company's liability insurance carrier.

                              DISCONTINUED ACTIONS

                          LITIGATION - FORMER EMPLOYEES

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common  Pleas of Bucks  County,  Pennsylvania,  against the former  President of
Darius International Inc., its wholly owned subsidiary, following termination of such President.  The allegations in the complaint  include,  but are not limited to, an alleged  breach of  fiduciary  duty owed to the  Company.  The Company is seeking  both  injunctive  and  monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting that the Court declare him the lawful owner of 55,000 stock options, unspecified damages relating to an alleged breach of an oral  contract  and for  commissions  allegedly  owed.  In  addition,  the defendant requested the return of certain intellectual property used to commence and continue Darius' operations.

On April 15,  2005,  a  Settlement  Agreement  and Mutual  Release was  executed between The Quigley Corporation,  Subsidiaries,  and Defendants,  Ronald Howell,
Deborah  Howell,  Pro Pool,  LLC, One Source,  LLC, Pro Marketing  LLC, and Eric
Kaytes.  All of  defendants'  counterclaims  were  withdrawn and dismissed  with prejudice. In addition to the monetary consideration,  Howell surrendered to The
Quigley  Corporation for cancellation  40,993 shares of The Quigley  Corporation and agreed to forego any claim for any additional stock, warrants, stock options
or  other  securities  of  or  interest  in  The  Quigley  Corporation,   Darius
International  Inc.,  Darius  Marketing  Inc., and Innerlight  Inc. that were or
could   have  been  made  in  the   lawsuits.   Defendant   Kaytes   surrendered
options/warrants in the Company.

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

                                         THE QUIGLEY CORPORATION

                                      By: /s/ George J. Longo
                                         ---------------------------------------
                                         George J. Longo
                                         Vice President, Chief Financial Officer

Date: May 6, 2005

