Form 10-Q
period 2005-06-30
QUIGLEY CORP
filed 2005-08-03
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 2005
                                           --------------

                                       OR

(  )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________

                         Commission file number 0-21617

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
  ------------------------------------------------------------------------------
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

As of August 1, 2005, there were 11,667,274  shares of common stock,  $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.

        PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                   3-14

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                15-21

Item 3.    Quantitative and Qualitative Disclosures About               21-22
           Market Risk

Item 4.    Controls and Procedures                                         22

        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               22

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds     22

Item 3.    Defaults Upon Senior Securities                                 22

Item 4.    Submission of Matters to a Vote of Security Holders          22-23

Item 5.    Other Information                                               23

Item 6.    Exhibits                                                        23

Signatures                                                                 24

                          PART I. FINANCIAL INFORMATION

ITEM 1.CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             THE QUIGLEY CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                       ASSETS                                                 June 30, 2005      December 31,
                                                                               (Unaudited)          2004
                                                                              -------------      -------------
CURRENT ASSETS:

   Cash and cash equivalents                                                   $ 13,978,988      $ 14,366,441
   Accounts receivable (net of doubtful accounts of $365,931 and $311,764)        1,622,889         6,375,979
   Inventory                                                                      3,760,878         3,454,682
   Prepaid expenses and other current assets                                        934,705           764,359
                                                                               ------------      ------------
       TOTAL CURRENT ASSETS                                                      20,297,460        24,961,461
                                                                               ------------      ------------

 PROPERTY, PLANT AND EQUIPMENT - NET                                              5,894,247         6,473,688
                                                                               ------------      ------------

 OTHER ASSETS:
   Goodwill                                                                          30,763            30,763
   Other assets                                                                     175,514            63,844
                                                                               ------------      ------------
        TOTAL OTHER ASSETS                                                          206,277            94,607
                                                                               ------------      ------------

 TOTAL ASSETS                                                                  $ 26,397,984      $ 31,529,756
                                                                               ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of long-term debt                                          $    428,571      $    428,571
    Accounts payable                                                                546,278           978,401
    Accrued royalties and sales commissions                                       1,638,100         1,796,081
    Accrued advertising                                                                --           1,919,011
    Other current liabilities                                                     2,481,552         1,986,487
                                                                               ------------      ------------
         TOTAL CURRENT LIABILITIES                                                5,094,501         7,108,551
                                                                               ------------      ------------

 LONG-TERM DEBT                                                                   1,250,000         2,464,286

 MINORITY INTEREST                                                                   56,174            54,980

 COMMITMENTS AND CONTINGENCIES  (NOTE 7)

 STOCKHOLDERS' EQUITY:

    Common stock, $.0005 par value; authorized 50,000,000;
         Issued: 16,313,327 and 16,285,796  shares                                    8,157             8,143
    Additional paid-in-capital                                                   35,244,077        35,203,816
    Retained earnings                                                             9,933,234        11,878,139
    Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost               (25,188,159)      (25,188,159)
                                                                               ------------      ------------
         TOTAL STOCKHOLDERS' EQUITY                                              19,997,309        21,901,939
                                                                               ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 26,397,984      $ 31,529,756
                                                                               ============      ============

      See accompanying notes to condensed consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three Months Ended                   Six Months Ended
                                         June 30, 2005     June 30, 2004     June 30, 2005     June 30, 2004
                                         -------------     -------------     -------------     --------------

NET SALES                                $  8,844,173      $  6,901,182      $ 20,597,443      $ 16,506,799
                                         ------------      ------------      ------------      ------------

COST OF SALES                               5,810,652         4,124,300        11,860,950         9,209,673
                                         ------------      ------------      ------------      ------------

GROSS PROFIT                                3,033,521         2,776,882         8,736,493         7,297,126
                                         ------------      ------------      ------------      ------------

OPERATING EXPENSES:
  Sales and marketing                       1,066,759           834,474         2,901,590         2,457,540
  Administration                            2,986,507         2,054,741         5,981,276         4,805,240
  Research and development                    840,659           820,847         1,908,962         1,767,849
                                         ------------      ------------      ------------      ------------
TOTAL OPERATING EXPENSES                    4,893,925         3,710,062        10,791,828         9,030,629
                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS                       (1,860,404)         (933,180)       (2,055,335)       (1,733,503)
                                         ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Interest and other income                    93,806            20,703           163,295            39,396
  Interest expense                            (23,812)             --             (52,865)             --
                                         ------------      ------------      ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                   69,994            20,703           110,430            39,396
                                         ------------      ------------      ------------      ------------

LOSS FROM OPERATIONS
 BEFORE TAXES                              (1,790,410)         (912,477)       (1,944,905)       (1,694,107)
                                         ------------      ------------      ------------      ------------

INCOME TAXES (BENEFIT)                           --                --                --                --
                                         ------------      ------------      ------------      ------------

NET LOSS                                 ($ 1,790,410)     ($   912,477)     ($ 1,944,905)     ($ 1,694,107)
                                         ============      ============      ============      ============

EARNINGS (LOSS)PER COMMON SHARE:
   Basic                                      ($0. 15)     ($      0.08)          ($0. 17)          ($0. 15)
                                         ============      ============      ============      ============
   Diluted                                    ($0. 15)     ($      0.08)          ($0. 17)          ($0. 15)
                                         ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES'
OUTSTANDING:
   Basic                                   11,655,995        11,512,092        11,655,396        11,511,390
                                         ============      ============      ============      ============

   Diluted                                 11,655,995        11,512,092        11,655,396        11,511,390
                                         ============      ============      ============      ============

      See accompanying notes to condensed consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              Six Months Ended
                                                      June 30, 2005      June 30, 2004
                                                      -------------      -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES             $    893,351      $  2,411,132
                                                      ------------      ------------

INVESTING ACTIVITIES:
   Capital expenditures                                   (106,793)          (80,901)
                                                      ------------      ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES               (106,793)          (80,901)
                                                      ------------      ------------

FINANCING ACTIVITIES:
   Proceeds from exercise of options and warrants           40,275            14,011
   Principal payments on long-term debt                 (1,214,286)             --
                                                      ------------      ------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                              (1,174,011)           14,011
                                                      ------------      ------------

NET INCREASE (DECREASE) IN CASH                           (387,453)        2,344,242
                                                      ------------      ------------

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD            14,366,441        11,392,089
                                                      ------------      ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                $ 13,978,988      $ 13,736,331
                                                      ============      ============

      See accompanying notes to condensed consolidated financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The  Condensed  Consolidated  Financial  Statements  include the accounts of the
Company and its wholly owned  subsidiaries.  All inter-company  transactions and
balances  have  been  eliminated.   Effective  March  31,  2004,  the  financial
statements include consolidated variable interest entities ("VIEs") of which the
Company is the primary beneficiary (see discussion in Note 3, "Variable Interest
Entity").

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

USE OF ESTIMATES

Conformity with accounting  principles generally accepted in the United State of
America  requires  management to make estimates and assumptions  that affect the reported  amounts  of  assets  and  liabilities  and  disclosure  of  contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

CASH EQUIVALENTS

The Company considers all highly liquid  investments with an initial maturity of three  months  or less at the  time of  purchase  to be cash  equivalents.  Cash equivalents  include cash on hand and monies invested in money market funds. The carrying  amount  approximates  the  fair  market  value  due to the  short-term maturity of these investments.

INVENTORIES

Inventories  are stated at the lower of cost or  market.  The  Company  uses the first-in,  first-out  (FIFO)  method of  determining  cost for all  inventories.
Inventories  included raw material,  work in progress and  packaging  amounts of approximately  $1,120,000  and  $651,000 at June 30, 2005 and December 31, 2004,
respectively, with the remainder comprising finished goods.

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

The Company  maintains cash and cash  equivalents  with several major  financial institutions.  Since the  Company  maintains  amounts  in  excess of  guarantees provided by the Federal Depository Insurance  Corporation,  the Company performs periodic  evaluations  of  the  relative  credit  standing  of  these  financial institutions and limits the amount of credit exposure with any one institution.

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require
collateral.   The  Company's  broad  range  of  customers  includes  many  large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant  percentage of sales volume,  representing 15% and 12%
of sales volume for the  respective  three month periods ended June 30, 2005 and
2004 and 19% and 16% for the six month  periods  ended  June 30,  2005 and 2004, respectively. Customers comprising the five largest accounts receivable balances represented 67% and 48% of total trade receivable  balances at June 30, 2005 and
December 31, 2004,  respectively.  During the six month  periods  ended June 30,
2005  and  2004,   approximately   10%  of  the  Company's  net  sales  were  to
international markets.

The Company's revenues are currently generated from the sale of the Cold-Eeze(R)
products  which  approximated  38% and 34% of  total  revenue  in the six  month periods ended June 30, 2005 and 2004, respectively,  with the remaining revenues in such periods coming from the Health and Wellness segment,  which approximated
50% and 66%, and the Contract  Manufacturing segment, which approximated 12% and
0% for the respective six month periods.

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

Darius' products for resale can be sourced from several suppliers.  In the event that such sources were no longer in a position to supply  Darius with  products, other vendors have been identified as reliable alternatives with minimal adverse loss of business.

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
Provisions for these reserves are based on historical  experience.  The 2005 and

2004 reserve balances include a returns  provision at June 30, 2005 and December
31, 2004 of approximately $344,000 and $626,000,  respectively,  in the event of future product returns  following the  discontinuation  of the Cold-Eeze(R) Cold
Remedy Nasal Spray product in September 2004.

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

No stock  options were granted in the six month  periods ended June 30, 2005 and
2004.

ROYALTIES AND COMMISSIONS

The Company includes  royalties and founders'  commissions  incurred relating to
the  Cold  Remedy   segment  and   commissions   relating  to  the   independent
representatives of the Health and Wellness segment as part of cost of sales. The founders'  commission  expense  concluded on May 31, 2005,  in  accordance  with agreements  relative to this item.  An  additional  Health and Wellness  segment cost,  which is included in  administration  expenses,  relates to the Company's agreement with the former owners of the Utah-based  direct marketing and selling company,  whereby  they  receive  payments,  currently  totaling 5% of net sales collected,  for use of product  formulations,  consulting,  confidentiality  and non-compete agreements with such expense being expensed as incurred. Commissions expense  related to  independent  brokers  associated  with the Cold  Remedy and
Contract Manufacturing segments is included in sales and marketing expenses.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales. Advertising costs incurred for the three month periods ended June
30, 2005 and 2004 were $812,497 and $289,638,  respectively; the six month costs for the periods  ended June 30, 2005 and 2004 were  $2,507,330  and  $1,589,755, respectively.  Included in prepaid expenses and other current assets was $59,016 and $41,375 at June 30, 2005 and December 31,  2004,  respectively,  relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  June 30,  2005 and 2004 were
$840,659 and $820,847,  respectively;  the six month costs for the periods ended
June  30,  2005  and  2004  were   $1,908,962  and   $1,767,849,   respectively.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the Financial  Accounting Standards Board ("FASB") issued Statement
154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO.
20 AND FASB STATEMENT NO. 3." The standard requires retrospective application to prior  periods'  financial  statements  of  a  voluntary  change  in  accounting principle unless it is deemed  impracticable.  The standard states that a change
in  method  of   depreciation,   amortization   or  depletion  for   long-lived,
non-financial assets be accounted for as a change in accounting estimate that is affected by a change in  accounting  principle.  The standard is  effective  for accounting  changes and  corrections  of errors made  occurring  in fiscal years beginning  after  December  15,  2005.  The  adoption of  Statement of Financial
Accounting  Standards ("SFAS") No. 154 is not expected to have a material impact on the Company's financial position or results of operations.

In  December  2004,  the FASB issued  Statement  153,"EXCHANGES  OF  NONMONETARY
ASSETS,  AN  AMENDMENT  OF APB  OPINION  NO.29."  The  standard  is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair  value of the assets  exchanged  and  eliminates  the  exception  under APB
Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance.  The standard is effective  for  nonmonetary  exchanges  occurring in fiscal  periods  beginning  after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material  impact on the Company's  financial  position or results of operations.

In December  2004,  the FASB issued  Statement  123 (revised  2004),"SHARE-BASED
PAYMENT." The standard eliminates the  disclosure-only  election under the prior
SFAS 123 and requires the recognition of compensation  expense for stock options and  other  forms  of  equity  compensation  based  on  the  fair  value  of the instruments  on the date of grant.  The standard is  effective  for fiscal years beginning after June 15, 2005.

NOTE 3 - VARIABLE INTEREST ENTITY

In  December  2003,  FASB issued FASB  Interpretation  No. 46 (revised  December
2003),  CONSOLIDATION  OF VARIABLE  INTEREST  ENTITIES  ("FIN 46R"),  to address certain implementation issues. Effective March 31, 2004, the Company adopted FIN
46R for VIE's formed prior to February 1, 2003. The Company has determined  that
Scandasystems,  a related party, qualifies as a variable interest entity and the
Company has  consolidated  Scandasystems  beginning with the quarter ended March
31, 2004. Due to the fact that the VIE has no long-term contractual  commitments or guarantees,  the maximum  exposure to loss is  insignificant.  As a result of
consolidating   the  VIE,  the  Company   recognized  a  minority   interest  of
approximately $56,174 and $54,980 on the Consolidated Balance Sheets at June 30,
2005 and December 31,  2004,  respectively,  which  represented  the  difference between the assets and the liabilities  recorded upon the  consolidation  of the
VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's Consolidated Balance Sheets at June 30, 2005
and December 31, 2004 were  $70,136 and  $96,051,  respectively,  of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring licenses and performing research and development activities in certain countries.

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
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation and as such, no potential  offset  from such  litigation  for these  fees has been  recorded.  A founder's  commission  totaling 5% on sales collected,  less certain deductions, has been paid to two of the officers, who are also directors and stockholders of the Company. Such agreements expired in May 2005 (see Note 11).

The expenses for the respective periods relating to such agreements  amounted to
$187,441, and $120,868 for the three month periods ended June 30, 2005 and 2004, respectively;  the six month cost for the  periods  ended June 30, 2005 and 2004 were $722,543 and $454,214, respectively.  Amounts accrued for these expenses at
June  30,  2005  and  December  31,  2004  were   $1,123,515   and   $1,129,654,
respectively.

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at June 30, 2005 and December 31, 2004, apportioned between related party and other balances, are as follows:

                                                           2005                2004
                                                        ------------------------------

        Related party balances (see Note 11)              $86,194            $459,583
        Other non-related party balances                1,551,906           1,336,498
                                                       -------------------------------
        Total accrued royalties and sales commissions  $1,638,100          $1,796,081
                                                       -------------------------------

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

The schedule of principal payments of long-term debt is as follows:

                 December 31,
                 2005 (remaining)                          $  214,283
                 2006                                         428,571
                 2007                                         428,571
                 2008                                         428,571
                 2009                                         178,575
                                                           ----------
                                                            1,678,571
                 Less - current portion                      (428,571)
                                                           ----------
                                                           $1,250,000
                                                           ==========

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other current  liabilities  are $1,244,160  and $717,038  related to accrued compensation at June 30, 2005 and December 31, 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended June 30, 2005 and 2004 of  $54,481  and  $82,742,  respectively;  the six month  costs for the periods ended June 30, 2005 and 2004 were  $109,797 and $162,561,  respectively.
The Company has  approximate  future  obligations  for the remainder of 2005 and over the next five fiscal years as follows:

                                                  Property
                           Research and           and Other
          Year              Development            Leases        Advertising      Other      Total
       ----------------------------------------------------------------------------------------------
       2005                $1,093,042             $ 85,215       $2,700,000      $74,000   $3,952,257
       2006                 2,287,871              136,450              -           -       2,424,321
       2007                     -                   63,724              -           -          63,724
       2008                     -                    -                  -           -           -
       2009                     -                    -                  -           -           -
       2010                     -                    -                  -           -           -
       ----------------------------------------------------------------------------------------------
       Total               $3,380,913             $285,389       $2,700,000      $74,000   $6,440,302
       ----------------------------------------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred for the remainder of 2005 and during 2006.

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of  net  sales  collected,  for  use  of  product  formulations,  consulting, confidentiality  and non-compete  agreements with such expense being expensed as incurred.  Amounts paid or payable under such  agreement  during the three month periods ended June 30, 2005 and 2004 were  $217,472 and $207,623,  respectively;
the six month costs for periods  ended June 30, 2005 and 2004 were  $416,811 and
$425,260,  respectively.  Amounts  payable under such agreement at June 30, 2005 and December 31, 2004 were $72,943 and $60,876, respectively.

The Company has several licensing and other contractual agreements, see Note 4.

                    DOLORES SMITH VS. THE QUIGLEY CORPORATION

On May 25,  2005,  a Complaint  was filed in the Court of Common  Pleas of Bucks
County, Pennsylvania.  The complaint was served on The Quigley Corporation on or about June 14, 2005. The plaintiff's complaint consists of counts of negligence, strict  product  liability,  breach  of  express  warranty,  breach  of  implied warranty,  and violation of the Pennsylvania Unfair Trade Practices and Consumer
Protection Law and other Consumer Protection Statutes relating to the use of the
Company's COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending  those claims.  The complaint  references  use of the product during a period of time prior to when  COLD-EEZE  Nasal Spray was offered for sale by the
Company.  Based upon the  information  the Company has at this time, it believes the action will not have a material impact on the Company. However, at this time no  prediction as to the outcome can be made. At the present time this matter is being defended by the Company's liability insurance carrier.

                RICHARD FLYNN VS. THE QUIGLEY CORPORATION, ET AL

On May 20, 2005, a Complaint was filed in the Superior  Court of Orange  County,
California.  This  complaint  was served on The Quigley  Corporation  on June 2,
2005.  The  complaint  consists  of  causes of action  sounding  in  negligence, products liability, and punitive damages.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. In particular,  much of the complaint references acts of the Company during a period of time when it did not offer for sale the COLD-EEZE
Nasal Spray Product which is the basis of the plaintiff's  claim. Based upon the information the Company has at this time, it believes the action will not have a material  impact on the Company.  However,  at this time no prediction as to the outcome can be made.  At the present  time this matter is being  defended by the
Company's liability insurance carrier.

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
June 30, 2005,  4,159,191  shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2004 or
2005 to date.

NOTE 9 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted,  resulted in  reductions to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $3,912,689 are deferred and will be credited to  additional-paid-in-capital  when  existing net operating  losses are used.  The cumulative  tax deduction  attributable  to options,  warrants and restricted stock is $47,622,935 which resulted in the net operating  loss  carry-forwards  that  approximate  $14.1  million  for  federal purposes,  of which $3.5 million will expire in 2019,  $4.0 million in 2020, and
$6.6 million in 2022 and $16.8 million for state purposes, of which $9.7 million will  expire in 2009,  $3.0  million in 2010,  and $4.1  million in 2012.  Until
sufficient   taxable   income  to  offset  the  temporary   timing   differences
attributable  to  operations  and the tax  deductions  attributable  to  option, warrant and stock  activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

NOTE 10 - EARNINGS PER SHARE

Basic loss per share  ("EPS")  excludes  dilution  and is  computed  by dividing income  available to common  stockholders  by the  weighted - average  number of common  shares  outstanding  for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common  stock  that  shared in the  earnings  of the  entity.  Diluted  EPS also utilizes the treasury  stock method which  prescribes a theoretical  buy-back of shares from the  theoretical  proceeds of all options and  warrants  outstanding during  the  period.  Since  there is a large  number of  options  and  warrants outstanding,  fluctuations  in the  actual  market  price can have a variety  of results for each period presented.

A  reconciliation  of the applicable  numerators and  denominators of the income statement periods presented,  as reflects the results of continuing  operations, is as follows (millions, except per share amounts):

                     Three Months Ended             Six Months Ended         Three Months Ended             Six Months Ended
                       June 30, 2004                  June 30, 2005             June 30, 2005                June 30, 2004
                     Loss        Shares     EPS     Loss  Shares    EPS       Loss     Shares      EPS       Loss   Shares  EPS
                    ----------------------------------------------------------------------------------------------------------------

Basic EPS            ($1.8)       11.7    ($0.15)   ($1.9)   11.7   ($0.17)  ($0.9)      11.5      ($0.08)  ($1.7)    11.5  ($0.15)
Dilutives:
Options/Warrants        -            -         -        -       -        -       -          -           -       -        -       -
                    ----------------------------------------------------------------------------------------------------------------

Diluted EPS          ($1.8)       11.7    ($0.15)   ($1.9)   11.7   ($0.17)  ($0.9)      11.5      ($0.08)  ($1.7)    11.5  ($0.15)
                    ================================================================================================================

Options and warrants  outstanding  at June 30, 2005 and 2004 were  4,164,250 and
3,832,500,  respectively.  They were not included in the  computation of diluted earnings for periods reporting losses because the effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

An agreement  between the Company and the  founders,  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold therapy  product,  shared a total  commission of five percent
(5%) on sales collected, less certain deductions,  this agreement expired on May
31,  2005.  Amounts paid or payable for the three month  periods  ended June 30,
2005 and 2004  under such  founders'  commission  agreements  were  $79,733  and
$60,138,  respectively,  and for the six month  periods  ended June 30, 2005 and
2004 were  $347,284  and  $225,242,  respectively.  Amounts  payable  under such agreements  at June 30, 2005 and December  31, 2004 were  $86,194 and  $459,583, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $74,250 and $67,000 have been paid or are  payable to a related  entity in the three  month  periods ended  June 30,  2005 and  2004,  respectively,  the  amounts  for the six month periods ended June 30, 2005 and 2004 were  $160,548 and $176,250,  respectively.
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

------------------------------------------------------------------------------------------------------------------------------------
For the Three  Months Ended        Cold            Health and      Contract           Ethical         Corporate &
Ended June 30, 2005               Remedy            Wellness     Manufacturing     Pharmaceutical        Other             Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $  2,140,905      $  4,085,695     $  1,365,695             --                --        $  7,592,295
  Customers-international              --           1,251,878             --               --                --           1,251,878
  Inter-segment                        --                --          1,172,949             --        ($ 1,172,949)             --
Segment operating profit
   (loss)                      ($   927,524)     $     73,818     $     41,184     ($   912,952)     ($   134,930)     ($ 1,860,404)

------------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended           Cold            Health and      Contract           Ethical         Corporate &
June 30, 2005                     Remedy            Wellness     Manufacturing     Pharmaceutical        Other             Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $  7,887,546      $  8,199,013     $  2,376,319             --                --        $ 18,462,878
  Customers-international              --           2,134,565             --               --                --           2,134,565
  Inter-segment                        --                --          2,615,246             --        ($ 2,615,246)             --
Segment operating profit
   (loss)                      ($   571,281)     $    467,163     $    201,539     ($ 1,956,434)     ($   196,322)     ($ 2,055,335)

                                      -13-

------------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended        Cold            Health and      Contract           Ethical         Corporate &
June 30, 2004                    Remedy            Wellness     Manufacturing     Pharmaceutical        Other             Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $  1,570,081      $  4,435,020             --               --                --        $  6,005,101
  Customers-international              --             896,081             --               --                --             896,081
  Inter-segment                        --                --               --               --                --                --
Segment operating profit
   (loss)                      ($   627,479)     $    444,844             --       ($   750,545)             --        ($   933,180)

------------------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended           Cold            Health and      Contract           Ethical         Corporate &
June 30, 2004                     Remedy            Wellness     Manufacturing     Pharmaceutical        Other             Total
------------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $  5,683,673      $  9,165,116             --               --                --        $ 14,848,789
  Customers-international              --           1,658,010             --               --                --           1,658,010
  Inter-segment                        --                --               --               --                --                --
Segment operating profit
   (loss)                      ($   929,233)     $    881,624             --       ($ 1,685,894)             --        ($ 1,733,503)

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

CERTAIN RISK FACTORS

The Quigley  Corporation makes no representation that the United States Food and
Drug  Administration  ("FDA")  or any  other  regulatory  agency  will  grant an
Investigational  New Drug or take any other action to allow its  formulations to be studied or marketed.  Furthermore,  no claim is made that potential  medicine discussed  herein  is  safe,  effective,  or  approved  by  the  Food  and  Drug
Administration.  Additionally,  data that demonstrates activity or effectiveness in animals or in vitro tests do not necessarily mean such formula test compound, referenced  herein,  will be effective in humans.  Safety and  effectiveness  in humans will have to be  demonstrated  by means of adequate  and well  controlled clinical  studies before the clinical  significance of the formula test compound is known.  Readers should carefully  review the risk factors  described in other sections of the filing as well as in other documents the Company files from time to time with the Securities and Exchange Commission ("SEC").

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

The  Company's  business  is the  manufacture  and  distribution  of cold remedy products to the consumer through the over-the-counter  marketplace together with the sale of proprietary  health and wellness products through its direct selling subsidiary.  One of the  Company's  key  products in its Cold Remedy  segment is
Cold-Eeze(R),  a zinc  gluconate  glycine  product  proven  in two  double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-Eeze(R)  is now an established  product in the health care and cold  remedy  market.  Effective  October  1,  2004,  the  Company  acquired substantially all of the assets of JoEl, Inc., the previous  manufacturer of the
Cold-Eeze(R)  lozenge product.  This  manufacturing  entity,  now called Quigley
Manufacturing  Inc.  ("QMI"),  a wholly owned  subsidiary  of the Company,  will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company's  Cold-Eeze(R)  products.  In addition,
QMI  produces  a  variety  of hard and  organic  candy  for sale to third  party customers  in addition  to  performing  contract  manufacturing  activities  for
non-related  entities.   The  Cold-Eeze(R)  products  reported  a  strong  sales
performance  in the  first  six  months  of  2005  as a  result  of a  prolonged
cough/cold   season,   increased   consumer   demand  and  increased   household
penetration.  The presence of QMI in 2005 contributed net sales of $2,376,319 in the six month period.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through a network  of  independent  distributors.
Darius is a direct selling  organization  specializing in proprietary health and wellness products.  The formation of Darius has provided  diversification to the
Company in both the  method of product  distribution  and the  broader  range of products  available  to the  marketplace,  serving as a balance to the  seasonal revenue cycles of the  Cold-Eeze(R)  branded  products.  This segment's 2005 net sales  decreased over the  comparable  2004 six month period due to a decline in
the   number   of  active   domestic   independent   representatives;   however,
international sales activity improved in the 2005 period.

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

CONTRACT MANUFACTURING

From October 1, 2004, this manufacturing  entity, QMI, a wholly owned subsidiary of the Company,  has continued to produce  lozenge product along with performing such  operational  tasks as warehousing and shipping the Company's  Cold-Eeze(R)
products.  In  addition  to that  function,  QMI  produces a variety of hard and organic  candy for sale to third  party  customers  in  addition  to  performing
contract   manufacturing   activities  for  non-related  entities.   QMI  is  an
FDA-approved facility.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial  Accounting Standards Board ("FASB") issued Statement
154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS, A REPLACEMENT OF APB OPINION NO.
20 AND FASB STATEMENT NO. 3." The standard requires retrospective application to prior  periods'  financial  statements  of  a  voluntary  change  in  accounting principle unless it is deemed  impracticable.  The standard states that a change
in  method  of   depreciation,   amortization   or  depletion  for   long-lived,
non-financial assets be accounted for as a change in accounting estimate that is affected by a change in  accounting  principle.  The standard is  effective  for accounting  changes and  corrections  of errors made  occurring  in fiscal years beginning  after  December  15,  2005.  The  adoption of  Statement of Financial
Accounting  Standards ("SFAS") No. 154 is not expected to have a material impact on the Company's financial position or results of operations.

In  December  2004,  the FASB issued  Statement  153,"EXCHANGES  OF  NONMONETARY
ASSETS,  AN  AMENDMENT  OF APB  OPINION  NO.29."  The  standard  is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair  value of the assets  exchanged  and  eliminates  the  exception  under APB
Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance.  The standard is effective  for  nonmonetary  exchanges  occurring in fiscal  periods  beginning  after June 15, 2005. The adoption of SFAS No. 153 is not expected to have a material  impact on the Company's  financial  position or results of operations.

In December  2004,  the FASB issued  Statement  123 (revised  2004),"SHARE-BASED
PAYMENT." The standard eliminates the  disclosure-only  election under the prior
SFAS 123 and requires the recognition of compensation  expense for stock options and  other  forms  of  equity  compensation  based  on  the  fair  value  of the instruments  on the date of grant.  The standard is  effective  for fiscal years beginning after June 15, 2005.

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
Provisions for these reserves are based on historical  experience.  The 2005 and
2004 reserve balances include a returns  provision at June 30, 2005 and December
31, 2004 of approximately $344,000 and $626,000,  respectively,  in the event of future product returns  following the  discontinuation  of the Cold-Eeze(R) Cold
Remedy Nasal Spray product in September 2004.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales. Advertising costs incurred for the three month periods ended June
30, 2005 and 2004 were $812,497 and $289,638,  respectively; the six month costs for the periods  ended June 30, 2005 and 2004 were  $2,507,330  and  $1,589,755, respectively.  Included in prepaid expenses and other current assets was $59,016 and $41,375 at June 30, 2005 and December 31,  2004,  respectively,  relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  June 30,  2005 and 2004 were
$840,659 and $820,847,  respectively;  the six month costs for the periods ended
June  30,  2005  and  2004  were   $1,908,962  and   $1,767,849,   respectively.
Principally,  research  and  development  costs are  related to  Pharma's  study activities and costs associated with Cold-Eeze(R) products.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2005 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2004

Net  sales for the three  month  period  ended  June 30,  2005 were  $8,844,173, reflecting  an increase of $1,942,991  over the net sales of $6,901,182  for the comparable  three month  period  ended June 30,  2004.  The Cold Remedy  segment reported net sales in the 2005 period of $2,140,905, an increase of $570,824, or
36.4%,  over the comparable  2004 period of $1,570,081.  The Health and Wellness segment  reported  net sales in the 2005 period of  $5,337,573,  an increase  of
$6,472,  or 0.1%,  over the net  sales of  $5,331,101  for the  comparable  2004 period. The Contract  Manufacturing  segment reported net sales of $1,365,695 in the 2005 period  with no  comparable  amount in the 2004 period as this  segment commenced business as a part of The Quigley Corporation on October 1, 2004.

Net sales of the Cold Remedy  segment were  favorably  affected by the prolonged nature of the recent  cold  season,  increased  consumer  demand  and  increased household penetration.  In addition, the Company continued to generate increased sales and  greater  market  penetration  for the  Cold-Eeze(R)  products  due to continued product support and promotion.

The Health and Wellness  segment's  net sales  decreased in the 2005 period as a
result  of  a  decline   in  the   number   of   active   domestic   independent
representatives.  This decline was  partially  offset by an increase in European sales of 39.7% over the 2004 comparable period.

Cost of sales as a  percentage  of net sales for the three months ended June 30,
2005 was 65.7% compared to 59.8% for the comparable 2004 period,  an increase of
5.9%. This increase was primarily due to the provision for obsolete  product and the  lower  gross  profit  margin  attributable  to the  contract  manufacturing segment.

Sales and marketing  expense for the three month period ended June 30, 2005 were
$1,066,759,  an increase of $232,285 over the  comparable  2004 period amount of
$834,474.  The increase was primarily due to increased media  advertising in the
2005  period  in  support  of the  Cold-Eeze(R)  products  and  increased  costs associated with sales growth.

General and administration  costs for the three month period ended June 30, 2005 was  $2,986,507  compared to $2,054,741  during the 2004 period,  an increase of
$931,766  between  the  periods.  The  increase  in 2005  was  primarily  due to increased  payroll  costs for the  period  and 2005  costs  associated  with the contract  manufacturing  segment for which there are no comparable 2004 costs as this segment commenced business as a part of the Company on October 1, 2004.

Research and development  costs during the three months ended June 30, 2005 were
$840,659 compared to $820,847 during the 2004 comparable  period,  reflecting an increase in 2005 of $19,812,  primarily as a result of increased  Pharma segment costs and reduced study activity related to the Cold-Eeze(R) products.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2004

Net  sales for the six  month  period  ended  June 30,  2005  were  $20,597,443, reflecting an increase of $4,090,644  over the net sales of $16,506,799  for the comparable  six month  period  ended  June 30,  2004.  The Cold  Remedy  segment reported net sales in 2005 of $7,887,546,  an increase of $2,203,873,  or 38.8%, over the comparable 2004 period of $5,683,673.  The Health and Wellness  segment reported net sales in 2005 of  $10,333,578,  a reduction  of $489,548,  or 4.5%, over the net sales of $10,823,126 for the comparable  2004 period.  The Contract
Manufacturing  segment  reported net sales of $2,376,319 in the 2005 period with no comparable amount in the 2004 period as this segment commenced  business as a part of The Quigley Corporation on October 1, 2004.

Net sales of the Cold Remedy  segment were  favorably  affected by the prolonged nature of the recent  cold  season,  increased  consumer  demand  and  increased household penetration.  In addition, the Company continued to generate increased sales and  greater  market  penetration  for the  Cold-Eeze(R)  products  due to continued product support and promotion.

The Health and Wellness  segment's  net sales  decreased in the 2005 period as a
result  of  a  decline   in  the   number   of   active   domestic   independent
representatives.  This decline was  partially  offset by an increase in European sales of 28.7% over the 2004 comparable period.

Cost of sales as a  percentage  of net sales for the six  months  ended June 30,
2005 was 57.6% compared to 55.8% for the comparable 2004 period,  an increase of
1.8%. This increase was primarily due to the provision for obsolete  product and the  lower  gross  profit  margin  attributable  to the  contract  manufacturing segment.

Sales and  marketing  expense for the six month  period ended June 30, 2005 were
$2,901,590,  an increase of $440,050 over the  comparable  2004 period amount of
$2,457,540. The increase was primarily due to increased media advertising in the
2005  period  in  support  of the  Cold-Eeze(R)  products  and  increased  costs associated with sales growth.

General and  administration  costs for the six month  period ended June 30, 2005 was  $5,981,276  compared to $4,805,240  during the 2004 period,  an increase of
$1,176,036  between  the  periods.  The  increase in 2005 was  primarily  due to increased  payroll  costs for the  period  and 2005  costs  associated  with the contract  manufacturing  segment for which there are no comparable 2004 costs as this segment commenced business as a part of the Company on October 1, 2004.

Research  and  development  costs during the six months ended June 30, 2005 were
$1,908,962 compared to $1,767,849 during the 2004 comparable period,  reflecting an increase  in 2005 of  $141,113,  primarily  as a result of  increased  Pharma segment costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $15,202,959 and $17,852,910 at June 30, 2005 and  December  31, 2004,  respectively,  resulting in a decrease of  $2,649,951.
Changes in working  capital  overall have been  primarily  due to the  following items: cash balances  decreased by $387,453;  accounts  receivable  decreased by
$4,753,090  due  to  seasonal   fluctuations  and  effective  cash  collections;
advertising  liabilities  decreased by $1,919,011 as a result of the seasonality of the cold remedy  products  and  related  co-operative  and media  advertising activity; and other current liabilities increased by $495,065 principally due to increased payroll  liabilities at June 30, 2005. Total cash balances at June 30,
2005 were $13,978,988 compared to $14,366,441 at December 31, 2004. The decrease in cash was due to the movements in working capital as reported.  In April 2005, the Company prepaid an amount of $1.0 million against the outstanding balance on the long-term loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest  rates.  The impact on the Company's  results of a one  percentage point change in short-term  interest  rates would not have a material  impact on the Company's future earnings,  fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities. At June 30, 2005, the Company had $1.7 million of variable  rate debt. If the interest rate on the debt were to increase or decrease by 1% for the year,  annual  interest  expense would increase or decrease by approximately $17,000.

ITEM 4. CONTROLS AND PROCEDURES

Based on their  evaluation  as of the end of the period  covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the  Company's  disclosure  controls  and  procedures  (as defined in Rules
13a-15 and 15d- 15 under the  Securities  Exchange Act of 1934,  as amended) are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant  deficiencies  and  material  weaknesses.  The Company is  currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This will involve the documentation,  testing and review of our internal controls under the direction of senior management.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                   DOLORES SMITH VS. THE QUIGLEY CORPORATION

On May 25,  2005,  a Complaint  was filed in the Court of Common  Pleas of Bucks
County, Pennsylvania.  The complaint was served on The Quigley Corporation on or about June 14, 2005. The plaintiff's complaint consists of counts of negligence, strict  product  liability,  breach  of  express  warranty,  breach  of  implied warranty,  and violation of the Pennsylvania Unfair Trade Practices and Consumer
Protection Law and other Consumer Protection Statutes relating to the use of the
Company's COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending  those claims.  The complaint  references  use of the product during a period of time prior to when  COLD-EEZE  Nasal Spray was offered for sale by the
Company.  Based upon the  information  the Company has at this time, it believes the action will not have a material impact on the Company. However, at this time no  prediction as to the outcome can be made. At the present time this matter is being defended by the Company's liability insurance carrier.

                RICHARD FLYNN VS. THE QUIGLEY CORPORATION, ET AL

On May 20, 2005, a Complaint was filed in the Superior  Court of Orange  County,
California.  This  complaint  was served on The Quigley  Corporation  on June 2,
2005.  The  complaint  consists  of  causes of action  sounding  in  negligence, products liability, and punitive damages.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. In particular,  much of the complaint references acts of the Company during a period of time when it did not offer for sale the COLD-EEZE
Nasal Spray Product which is the basis of the plaintiff's  claim. Based upon the information the Company has at this time, it believes the action will not have a material  impact on the Company.  However,  at this time no prediction as to the outcome can be made.  At the present  time this matter is being  defended by the
Company's liability insurance carrier.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 28, 2005 with
11,660,078 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

     (i)    To elect a Board of  Directors  to serve for the ensuing  year until the next Annual Meeting of Stockholders  and until their  respective successors have been duly elected and qualified.

     (ii)   To increase the total  number of shares of common  stock  subject to the 1997 Stock Option Plan by 1,500,000 shares to 4,500,000 shares.

     (iii)  To ratify the  appointment  of Amper,  Politziner & Mattia,  P.C. as independent auditors for the year ending December 31, 2005.

For proposals (i), (ii) and (iii) above, the votes were cast as follows:

------------------------------------------------------------------------------------------------------------------------------------
                                                                                           Withhold                        Broker
          Proposal                     Position                  For        Against       Authority      Abstentions      Non-Votes
------------------------------------------------------------------------------------------------------------------------------------
(i)     By nominee:
      Guy J. Quigley            Chairman of the Board,        10,915,371                    199,304
                                President, CEO
      Charles A. Phillips       Executive Vice President,     10,917,071                    197,304
                                COO and Director
      George J. Longo           Vice President,
                                CFO and Director              10,916,371                    198,304
      Jacqueline F. Lewis       Director                      10,932,161                    182,514
      Rounsevelle W. Schaum     Director                      10,931,930                    182,745
      Stephen W. Wouch          Director                      10,930,911                    183,764
      Terrence O. Tormey        Director                      10,930,911                    183,764
------------------------------------------------------------------------------------------------------------------------------------
(ii)  Stock Option Increase                                    5,341,334     410,200                        45,080        5,318,061
------------------------------------------------------------------------------------------------------------------------------------
(iii) Amper, Politziner &
      Mattia, P.C.              Independent Auditors          11,074,479      21,508                        18,688
------------------------------------------------------------------------------------------------------------------------------------

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

Date: August 3, 2005

