Form 10-Q
period 2005-09-30
QUIGLEY CORP
filed 2005-11-14
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended       September 30, 2005
                                           ------------------

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

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

As of November 1, 2005, there were 11,673,571 shares of common stock, $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.

        PART I - FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements                   3-15

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                16-22

Item 3.    Quantitative and Qualitative Disclosures About                  23
           Market Risk

Item 4.    Controls and Procedures                                         23

        PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                               23

Item 6.    Exhibits                                                        24

Signatures                                                                 25

                          PART I. FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                THE QUIGLEY CORPORATION
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                            ASSETS                        September 30, 2005          December 31, 2004
                                                                            (Unaudited)
                                                                          ------------------          -----------------
CURRENT ASSETS:

          Cash and cash equivalents                                       $ 12,172,999                  $ 14,366,441
          Accounts receivable (net of doubtful accounts of $354,962 and      8,530,026                     6,375,979
          $311,764)
          Inventory                                                          3,997,621                     3,454,682
          Prepaid expenses and other current assets                            959,517                       764,359
                                                                          ------------                  ------------
              TOTAL CURRENT ASSETS                                          25,660,163                    24,961,461
                                                                          ------------                  ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                          5,646,453                     6,473,688
                                                                          ------------                  ------------

OTHER ASSETS:
          Goodwill                                                              30,763                        30,763
          Other assets                                                         205,455                        63,844
                                                                          ------------                  ------------
               TOTAL OTHER ASSETS                                              236,218                        94,607
                                                                          ------------                  ------------

TOTAL ASSETS                                                              $ 31,542,834                  $ 31,529,756
                                                                          ============                  ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of long-term debt                               $    428,571                  $    428,571
          Accounts payable                                                     698,211                       978,401
          Accrued royalties and commissions                                  2,581,388                     1,796,081
          Accrued advertising                                                  835,687                     1,919,011
          Other current liabilities                                          2,806,870                     1,986,487
                                                                          ------------                  ------------
               TOTAL CURRENT LIABILITIES                                     7,350,727                     7,108,551
                                                                          ------------                  ------------

LONG-TERM DEBT                                                               1,142,858                     2,464,286

MINORITY INTEREST                                                               53,439                        54,980

COMMITMENTS AND CONTINGENCIES  (NOTE 7)

STOCKHOLDERS' EQUITY:

          Common stock, $.0005 par value; authorized 50,000,000;
                Issued: 16,319,624 and 16,285,796  shares                        8,159                         8,143
          Additional paid-in-capital                                        35,244,073                    35,203,816
          Retained earnings                                                 12,931,737                    11,878,139
          Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost    (25,188,159)                  (25,188,159)
                                                                          ------------                  ------------
               TOTAL STOCKHOLDERS' EQUITY                                   22,995,810                    21,901,939
                                                                          ------------                  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 31,542,834                  $ 31,529,756
                                                                          ============                  ============

                         See accompanying notes to condensed consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                         Three Months Ended                             Nine Months Ended
                                              September 30, 2005    September 30, 2004   September 30, 2005      September 30, 2004
                                              ------------------    ------------------   ------------------      -----------------

NET SALES                                           $ 15,319,980          $  9,690,858         $ 35,917,423            $ 26,197,657
                                              ------------------    ------------------   ------------------      ------------------

COST OF SALES                                          7,025,776             5,890,746           18,886,726              15,100,419
                                              ------------------    ------------------   ------------------      ------------------

GROSS PROFIT                                           8,294,204             3,800,112           17,030,697              11,097,238
                                              ------------------    ------------------   ------------------      ------------------

OPERATING EXPENSES:
      Sales and marketing                              1,452,474               915,550            4,354,064               3,373,090
      Administration                                   2,897,941             2,313,609            8,879,217               7,118,849
      Research and development                         1,029,985               627,344            2,938,947               2,395,193
                                              ------------------    ------------------   ------------------      ------------------
TOTAL OPERATING EXPENSES                               5,380,400             3,856,503           16,172,228              12,887,132
                                              ------------------    ------------------   ------------------      ------------------

INCOME (LOSS) FROM OPERATIONS                          2,913,804               (56,391)             858,469              (1,789,894)
                                              ------------------    ------------------   ------------------      ------------------

OTHER INCOME (EXPENSE)
      Interest and other income                          107,815                26,677              271,110                  66,073
      Interest expense                                   (23,116)                   --              (75,981)                     --
      Gain on dividend-in-kind                                --               207,090                   --                 207,090
                                              ------------------    ------------------   ------------------      ------------------
TOTAL OTHER INCOME (EXPENSE)                              84,699               233,767              195,129                 273,163
                                              ------------------    ------------------   ------------------      ------------------

INCOME (LOSS)  FROM OPERATIONS
  BEFORE TAXES                                         2,998,503               177,376            1,053,598              (1,516,731)

INCOME TAXES (BENEFIT)                                        --                    --                   --                      --
                                              ------------------    ------------------   ------------------      ------------------

NET INCOME (LOSS)                                   $  2,998,503             $ 177,376         $  1,053,598            ($ 1,516,731)
                                              ==================    ==================   ==================      ==================

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                                $0.26                  $0.02               $0.09                   ($0.13)
                                              ==================    ==================   ==================      ==================

     Diluted                                              $0.23                  $0.01               $0.08                   ($0.13)
                                              ==================    ==================   ==================      ==================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                           11,659,669            11,512,796         11,656,820                11,511,858
                                              ==================    ==================   ==================      ==================

      Diluted                                         13,316,660            14,107,313         13,285,422                11,511,858
                                              ==================    ==================   ==================      ==================

                         See accompanying notes to condensed consolidated financial statements

                                                THE QUIGLEY CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                Nine Months Ended
                                                      September 30, 2005        September 30, 2004
                                                      ------------------      --------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      ($   688,915)             $    449,701
                                                         ------------              ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                  (223,374)                 (152,403)
                                                         ------------              ------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                               (1,281,153)                   14,011
                                                         ------------              ------------

NET INCREASE (DECREASE) IN CASH                            (2,193,442)                  311,309

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD            14,366,441                11,392,089
                                                         ------------              -------------

CASH & CASH EQUIVALENTS, END OF PERIOD                   $ 12,172,999              $ 11,703,398
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

Darius International Inc. ("Darius"),  a wholly owned subsidiary of the Company, is a direct selling  organization  constituting  the Health and Wellness segment that was formed in January  2000 to introduce  new  products to the  marketplace through a network of independent distributor representatives.

In January 2001, the Company formed an Ethical  Pharmaceutical  segment which is now Quigley Pharma Inc.  ("Pharma"),  a wholly-owned  subsidiary of the Company.
The result of that segment's  research and  development  activity may enable the
Company to diversify into the prescription drug market.

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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of  operations  for the three and nine months ended
September 30, 2005 and 2004 are not necessarily  indicative of the results to be expected for the entire year or any other period.

USE OF ESTIMATES

The Company's  consolidated financial statements are prepared in accordance with generally accepted accounting  principles (GAAP) in the United Sates of America.
In connection with the preparation of the consolidated financial statements,  it is required to make  assumptions  and estimates  about future events,  and apply judgments  that affect the  reported  amounts of assets,  liabilities,  revenue, expenses and related disclosures. These assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be relevant at the time the  consolidated  financial  statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis to ensure the financial  statements are presented fairly and in accordance  with GAAP.  However,  because  future events and their effects cannot be determined  with  certainty,  actual results could differ from these assumptions and estimates, and such differences could be material.

The Company is organized  into four  different  but related  business  segments,
Cold-Remedy,   Health  and   Wellness,   Contract   Manufacturing   and  Ethical
Pharmaceutical.  When providing for the appropriate  sales returns,  allowances, cash discounts and cooperative advertising costs, each segment applies a uniform and  consistent  method for making  certain  assumptions  for  estimating  these provisions that are applicable to each specific  segment.  Traditionally,  these provisions are not material to reported  revenues in the Health and Wellness and
Contract  Manufacturing segments and the Ethical Pharmaceutical segment does not have any revenues.

Provisions to these reserves  within the cold remedy segment  include the use of such estimates, which are applied or matched to the current sales for the period presented.  These  estimates  are  based on  customer  tracking  and an  overall historical  experience to obtain an  applicable  effective  rate.  Estimates for sales  returns are tracked at the specific  customer  level and are tested on an annual  historical basis as is the estimate for cooperative  advertising  costs.
Cash  discounts  follow  the  terms of sales  and are  taken  by  virtually  all customers. Additionally, the monitoring of current occurrences,  developments by customer,  market  conditions  and any other  occurrences  that could affect the expected  provisions for any future  returns or  allowances,  cash discounts and cooperative advertising costs relative to net sales for the period presented are also performed.

CASH EQUIVALENTS

The Company considers all highly liquid  investments with an initial maturity of three  months  or less at the  time of  purchase  to be cash  equivalents.  Cash equivalents  include cash on hand and monies invested in money market funds. The carrying  amount  approximates  the  fair  market  value  due to the  short-term maturity of these investments.

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a reserve  for  excess or  obsolete inventory of $1,111,191 as of September 30, 2005,  the majority of which related to the  discontinuation  of the Cold-Eeze(R)  Cold Remedy Nasal Spray product in
2004. Inventories included raw material,  work in progress and packaging amounts of  approximately  $1,392,000  and $1,087,000 at September 30, 2005 and December
31, 2004, respectively, with the remainder comprising finished goods.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2005. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 37% and
30% of sales volume for the respective  three month periods ended  September 30,
2005 and 2004 and 26% and 21% for the nine month  periods  ended  September  30,
2005 and 2004,  respectively.  Customers  comprising  the five largest  accounts receivable  balances  represented 56% and 48% of total trade receivable balances at September 30, 2005 and December 31, 2004, respectively. During the nine month periods ended September 30, 2005 and 2004, approximately 9% of the Company's net sales were to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  60% and 52% of total  revenues in the three month periods ended September 30, 2005 and 2004,  respectively,  and  approximated 48%
and 41% of total revenue in the nine month periods ended  September 30, 2005 and

2004,  respectively.  The Health and Wellness segment  approximated 34% and 48%, for the  three-month  periods and 43% and 59% for the  nine-month  periods.  The
Contract  Manufacturing  segment  approximated  5% and zero for the  three-month periods and 9% and 0% for the  nine-month  periods ended  September 30, 2005 and
2004.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $817,909  for future  sales  returns and $465,311 for other allowances as of September 30, 2005 and  $1,109,171 and $425,008 at December 31,
2004,  respectively.  The 2005 and  2004  reserve  balances  include  a  returns provision at September 30, 2005 and December 31, 2004 of approximately  $225,000 and $626,000, respectively, in the event of future product returns following the discontinuation of the Cold-Eeze(R) Cold Remedy Nasal Spray product in September
2004.  The Company  also makes  estimates  of the  uncollectability  of accounts receivable resulting in a reserve of $354,962 at September 30, 2005 and $311,764 at December 31, 2004.

COST OF SALES

For the Cold  Remedy  Segment,  in  accordance  with  contract  terms,  payments calculated  based upon net sales collected to the patent holder of the Cold-Eeze formulation and payments to the corporation founders and developers of the final saleable  Cold-Eeze  product  amounting  to $434,384  and $534,896 for the three month periods ended  September 30, 2005 and 2004,  respectively,  and $1,156,927
and  $985,382  for  the  nine  months  ended   September   30,  2005  and  2004,
respectively, are presented in the financial statements as cost of sales.

In the Health and Wellness  Segment,  agreements  with  Independent  Distributor
Representatives  ("IR's")  require  payments to them to be calculated based upon net sales  collected and in accordance  with our policy and procedures for IR's, among other  factors,  and such  payments are related to expanding  the cycle of additional  IR's  and are for  maintaining  the  distribution  channel  for this
segment's  products.   Accordingly,  such  distribution  payments  amounting  to
$2,387,235 and  $2,103,052 for the three month periods ended  September 30, 2005 and 2004, respectively, and $7,073,176 and $6,904,571 for the nine month periods ended September 30, 2005 and 2004, respectively,  are presented in the financial statements as cost of sales.

OPERATING EXPENSES

Agreements  relating  to the Cold Remedy  segment  with a major  national  sales brokerage firm are for this firm to sell the manufactured  Cold-Eeze  product to our customers.  Such related costs are presented in the financial  statements as selling expenses.

In the Health and Wellness Segment,  the Company includes payments in accordance with agreements with the former owner of its acquired proprietary  products,  to be  calculated  based upon net sales  collected.  These  agreements  provide for
exclusivity,   consulting,   marketing   presentations,    confidentiality   and
non-compete  arrangements  with such payments being classified as administration expense.

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

In  accordance  with  SFAS  148,  "Accounting  for  Stock-Based  Compensation  -
Transition and  Disclosure,"  the effect on net income and earnings per share if the  Company  had applied  the fair value  recognition  provisions  of SFAS 123,
"Accounting for Stock-Based  Compensation," to stock-based employee compensation would result in no additional  expense compared to APB 25 intrinsic value method for the periods reported.

Expense  relating to options  granted to  non-employees  has been  appropriately recorded in the periods  presented  based on either fair values agreed upon with the grantees or fair values as  determined  by the  Black-Scholes  pricing model dependent upon the circumstances relating to the specific grants.

No stock options were granted in the nine month periods ended September 30, 2005 and 2004.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  advertising  costs  incurred for the three month  periods  ended
September 30, 2005 and 2004 were $1,542,317 and $668,715, respectively; the nine month costs for the periods ended September 30, 2005 and 2004 were 4,046,302 and
$2,258,469,  respectively. Included in prepaid expenses and other current assets was  $389,863  and  $41,375  at  September  30,  2005  and  December  31,  2004,
respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three month periods ended September 30, 2005 and 2004 were
$1,029,985  and  $627,344,  respectively;  the nine month  costs for the periods ended September 30, 2005 and 2004 were $2,938,947 and $2,395,193,  respectively.
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
20 AND FASB STATEMENT NO. 3." The standard requires retrospective application to prior  periods'  financial  statements  of  a  voluntary  change  in  accounting principle unless it is deemed  impracticable.  The standard states that a change
in  method  of   depreciation,   amortization   or  depletion  for   long-lived,
non-financial assets be accounted for as a change in accounting estimate that is affected by a change in  accounting  principle.  The standard is  effective  for accounting  changes and  corrections  of errors made  occurring  in fiscal years beginning  after  December  15,  2005.  The  impact on the  Company's  financial position or results of  operations  as a result of the  adoption of Statement of
Financial Accounting Standards ("SFAS") No. 154 cannot be determined.

In December  2004,  the FASB issued  Statement  123 (revised  2004),"SHARE-BASED
PAYMENT." The standard eliminates the  disclosure-only  election under the prior
SFAS 123 and requires the recognition of compensation  expense for stock options and  other  forms  of  equity  compensation  based  on  the  fair  value  of the instruments  on the date of grant.  The standard is  effective  for fiscal years beginning  after  June 15,  2005.  In March  2005,  the  Securities  &  Exchange
Commission (the "SEC") issued Staff  Accounting  Bulletin No. 107,  "Share-Based
Payment" ("SAB 107").  SAB 107  summarizes the views of the SEC staff  regarding the  interaction  between SFAS No. 123  (Revised  2004),  "Share-Based  Payment"
("SFAS 123R") and certain SEC rules and  regulations,  and is intended to assist in the initial implementation of SFAS 123R, which for the Company is required by the beginning of its fiscal year 2006.  The Company is currently  evaluating the guidance  provided  within  SAB 107 and SFAS 123R and the effect it will have on its  consolidated  balance sheets and  statements of  operations,  shareholders'
equity and cash flows, if any.

NOTE 3 - VARIABLE INTEREST ENTITY

In  December  2003,  FASB issued FASB  Interpretation  No. 46 (revised  December
2003),  CONSOLIDATION  OF VARIABLE  INTEREST  Entities  ("FIN 46R"),  to address certain implementation issues. Effective March 31, 2004, the Company adopted FIN
46R for VIE's formed prior to February 1, 2003. The Company has determined  that
Scandasystems,  a related party, qualified as a variable interest entity and the
Company has  consolidated  Scandasystems  beginning with the quarter ended March
31, 2004. Due to the fact that the VIE has no long-term contractual  commitments or guarantees,  the maximum  exposure to loss is  insignificant.  As a result of consolidating the VIE, the Company recognized a minority interest of $53,439 and
$54,980 on the  Consolidated  Balance  Sheets at September 30, 2005 and December
31, 2004, respectively,  which represented the difference between the assets and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's Consolidated Balance Sheets at September 30,
2005 and  December  31, 2004 were  $61,929  and  $96,051,  respectively,  of VIE assets,  representing  all of the assets of the VIE. The VIE assists the Company in acquiring  licenses and  performing  research and  development  activities in certain countries.

NOTE 4 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

The Company has maintained a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2% consulting fee calculated on sales collected, less certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation and as such, no potential  offset  from such  litigation  for these  fees has been  recorded.  A founder's  commission  totaling 5%, calculated on sales collected,  less certain deductions,  has been paid to two of the  officers,  who are also  directors and stockholders of the Company. Such agreements expired in May 2005 (see Note 11).

The expenses for the respective periods relating to such agreements  amounted to
$434,384,  and $534,896 for the three month periods ended September 30, 2005 and
2004, respectively; the nine month cost for the periods ended September 30, 2005 and 2004 were $1,156,927 and $985,382,  respectively.  Amounts accrued for these expenses  at  September  30, 2005 and  December  31,  2004 were  $1,505,029  and
$1,129,654, respectively.

Amounts  included in accrued  royalties and commissions in the balance sheets at
September 30, 2005 and December 31, 2004,  apportioned between related party and other balances, are as follows:

                                                         2005       2004
                                                      ----------  ----------

          Related party balances (see Note 11)        $      849  $  459,583
          Other non-related party balances             2,580,539   1,336,498
                                                      ----------  ----------
          Total accrued royalties and commissions     $2,581,388  $1,796,081
                                                      ----------  ----------

NOTE 5 - LONG-TERM DEBT

In connection with the Company's  acquisition of certain assets of JoEl, Inc. in
October 2004,  the Company  entered into a term loan in the amount of $3 million payable to PNC Bank, N.A. which is  collateralized by mortgages on real property located  in Lebanon  and  Elizabethtown,  Pennsylvania.  The  Company  can elect interest  rate options at either the Prime Rate or LIBOR plus 200 basis  points.
The loan is payable in eighty-four equal monthly  principal  payments of $35,714 that commenced on November 1, 2004. In April 2005, the Company prepaid an amount of $1.0 million  against the  outstanding  balance on the  long-term  loan.  The
Company is in  compliance  with all  related  loan  covenants.  The entire  loan balance was under a six-month  LIBOR rate of 5.39%,  which  expired on September
30,  2005.  A  six-month  LIBOR rate of 6.22%  commenced  on October 1, 2005 and expires on March 31, 2006.

The schedule of principal payments of long-term debt is as follows:

              December 31,
              2005 (remaining)         $  107,141
              2006                        428,571
              2007                        428,571
              2008                        428,571
              2009                        178,575
                                       ----------
                                        1,571,429
              Less - current portion     (428,571)
                                       ----------
                                       $1,142,858
                                       ==========

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other current  liabilities  are $1,356,681  and $717,038  related to accrued compensation at September 30, 2005 and December 31, 2004, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended September 30,
2005 and 2004 of $67,740 and  $181,837,  respectively;  the nine month costs for the periods  ended  September  30,  2005 and 2004 were  $177,537  and  $344,399, respectively.  The Company has approximate  future obligations for the remainder of 2005 and over the next five fiscal years as follows:

                                 Property
               Research and      and Other
   Year        Development        Leases          Advertising           Other         Total
---------------------------------------------------------------------------------------------------
  2005              $821,000        $62,000        $1,900,000          $74,000        $2,857,000
  2006             2,457,000        175,000           883,000             -            3,515,000
  2007              -                95,000            -                  -               95,000
  2008              -                  -               -                  -                 -
  2009              -                  -               -                  -                 -
  2010              -                  -               -                  -                 -
  -------------------------------------------------------------------------------------------------
  Total           $3,278,000       $332,000        $2,783,000          $74,000        $6,467,000
  -------------------------------------------------------------------------------------------------

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of net sales collected, for exclusivity, consulting, marketing presentations, confidentiality  and  non-compete  agreements  with such cost being  expensed as incurred.  Amounts paid or payable under such  agreement  during the three month
periods  ended   September  30,  2005  and  2004  were  $220,506  and  $187,432, respectively; the nine month costs for periods ended September 30, 2005 and 2004 were $637,819 and $612,692,  respectively.  Amounts payable under such agreement at  September  30,  2005  and  December  31,  2004  were  $72,863  and  $60,876, respectively.

The Company has several licensing and other contractual agreements, see Note 4.

               KEITH J. KOCHIE VS. THE QUIGLEY CORPORATION, ET AL

On August 2, 2005, a Complaint was filed in the United States District Court for the  Eastern  District  of New York.  The  complaint  was served on The  Quigley
Corporation on or about September 1, 2005. The plaintiff's complaint consists of counts for negligence,  strict product  liability,  breach of express  warranty,
breach  of  implied   warranties,   fraudulent   misrepresentation,   fraudulent
concealment,  negligent misrepresentation,  and fraud and deceit relating to the use of the Company's COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those actions.  The Company's insurance carrier is presently defending this action.

Based upon the  information the Company has at this time, it believes the action will not  have a  material  impact  on the  Company.  However,  at this  time no prediction as to the outcome can be made.

                              YOUNG VS. INNERLIGHT

On  September  14,  2005,  Robert  O.  Young and  Shelley  R.  Young  instituted
Third-Party   Complaints  against  Darius  International  Inc.,  a  wholly-owned
subsidiary  of  The  Quigley   Corporation  and  its  wholly-owned   subsidiary,
Innerlight  Inc., in an action  brought  against the Youngs by Colonial  Pacific
Leasing  Corporation,  dba GE Capital Colonial Pacific Leasing.  The Third-Party
Complaints  contain  Counts for Breach of  Contract,  Breach of Covenant of Good
Faith and Fair  Dealing,  Unjust  Enrichment,  Conversion,  Common Law Trademark
Infringement/Unfair Competition, Common Law Violation of the Right of Publicity,
Violation of Abuse of Personal Identity Act,  Declaratory and Injunctive Relief,
and Intentional Interference with Business Relations.

The Company believes that plaintiffs' claims are without merit and is vigorously defending  these  claims.  At the  present  time a Motion to  Dismiss is pending relative to these actions  before the Fourth  Judicial  District  Court for Utah
County, State of Utah.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
September  30,  2005,  4,159,191  shares  have  been  repurchased  at a cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2004 or 2005 to date.

NOTE 9 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted,  resulted in  reductions to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years. Certain tax benefits for option and warrant exercises totaling $3,935,953 are deferred and will be credited to  additional-paid-in-capital  when  existing net operating  losses are used.  The cumulative  tax deduction  attributable  to options,  warrants and restricted stock is $47,682,585 which resulted in the net operating  loss  carry-forwards  that  approximate  $11.1  million  for  federal purposes,  of which $3.5 million will expire in 2019,  $4.0 million in 2020, and
$3.6 million in 2022 and $13.8 million for state purposes, of which $9.7 million will  expire in 2009,  $3.0  million in 2010,  and $1.1  million in 2012.  Until
sufficient   taxable   income  to  offset  the  temporary   timing   differences
attributable  to  operations  and the tax  deductions  attributable  to  option, warrant and stock  activities are assured,  a valuation  allowance  equaling the total deferred tax asset is being provided.

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

                       Three Months Ended        Nine Months Ended          Three Months Ended       Nine Months Ended
                       September 30, 2005        September 30, 2005         September 30, 2004       September 30, 2004
                    Income    Shares    EPS     Income  Shares     EPS    Income   Shares    EPS    Loss  Shares     EPS
                    -------------------------------------------------------------------------------------------------------

Basic EPS             $3.0     11.7    $0.26    $ 1.1     11.7    $0.09     $0.2    11.5    $0.02  ($1.5)   11.5     ($0.13)
Dilutives:
Options/Warrants        -       1.6      -         -      1.6       -        -       2.6     -        -       -       -
                    --------------------------------------------------------------------------------------------------------

Diluted EPS           $3.0     13.3    $0.23    $ 1.1     13.3    $0.08     $0.2    14.1    $0.01  ($1.5)   11.5     ($0.13)
                    ========================================================================================================

Options and warrants  outstanding  at September 30, 2005 and 2004 were 4,149,250 and 3,827,500,  respectively, of which 1,446,500 and 981,500, respectively, were not included in the computation of diluted earnings per share because the effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

An agreement  between the Company and the  founders,  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold therapy product,  shared a total expense of five percent (5%)
calculated  on net sales  collected,  less certain  deductions,  this  agreement expired on May 31,  2005.  Amounts  paid or payable for the three month  periods ended  September 30, 2005 and 2004 under such founders'  agreements  were $3,914 and $267,449,  respectively,  and for the nine month periods ended September 30,
2005 and 2004 were $351,198 and $492,691,  respectively.  Amounts  payable under such  agreements  at  September  30,  2005 and  December  31, 2004 were $849 and
$459,583, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer. Fees amounting to $53,250 and $100,500 have been paid or are  payable to a related  entity in the three  month  periods ended September 30, 2005 and 2004, respectively,  the amounts for the nine month
periods  ended   September  30,  2005  and  2004  were  $213,798  and  $276,750,
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

---------------------------------------------------------------------------------------------------------------------------

FOR THE THREE  MONTHS ENDED         Cold           Health and       Contract        Ethical       Corporate &
SEPTEMBER 30, 2005                 Remedy           Wellness     Manufacturing    Pharmaceutical     Other        Total
---------------------------------------------------------------------------------------------------------------------------
 Revenues
  Customers-domestic              $9,252,322       $4,083,483       $829,886               -              -   $14,165,691
  Customers-international                  -        1,154,289              -               -              -     1,154,289
  Inter-segment                            -                -      1,851,881               -    ($1,851,881)            -
 Segment operating profit
  (loss)                          $4,783,851         $384,719      ($546,905)    ($1,131,346)     ($576,515)  $ 2,913,804

-----------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED            Cold          Health and       Contract        Ethical       Corporate &
SEPTEMBER 30, 2005                  Remedy          Wellness     Manufacturing    Pharmaceutical     Other       Total
-----------------------------------------------------------------------------------------------------------------------------
 Revenues
  Customers-domestic             $17,139,868      $12,282,496     $3,206,205               -              -   $32,628,569
  Customers-international             -             3,288,854              -               -              -     3,288,854
  Inter-segment                       -                     -      4,467,127               -    ($4,467,127)            -
 Segment operating profit
  (loss)                          $4,212,570         $851,882      ($345,366)    ($3,087,780)     ($772,837)     $858,469

                                      -14-

--------------------------------------------------------------------------------------------------------------------------
FOR THE THREE MONTHS ENDED            Cold         Health and       Contract        Ethical       Corporate &
SEPTEMBER 30, 2004                   Remedy         Wellness     Manufacturing    Pharmaceutical     Other        Total
--------------------------------------------------------------------------------------------------------------------------
 Revenues
  Customers-domestic              $4,998,940       $4,072,042              -               -              -    $9,070,982
  Customers-international             -               619,876              -               -              -       619,876
  Inter-segment                       -                 -                  -               -              -             -
 Segment operating profit
  (loss)                             $55,837         $439,398              -       ($551,626)             -      ($56,391)

-----------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTHS ENDED             Cold         Health and       Contract        Ethical       Corporate &
SEPTEMBER  30, 2004                  Remedy         Wellness     Manufacturing    Pharmaceutical     Other        Total
-----------------------------------------------------------------------------------------------------------------------------
 Revenues
  Customers-domestic             $10,682,611      $13,237,158              -               -              -   $23,919,769
  Customers-international             -             2,277,888              -               -              -     2,277,888
  Inter-segment                       -              -                     -               -              -             -
 Segment operating profit
  (loss)                           ($873,400)      $1,321,022              -     ($2,237,516)             -   ($1,789,894)

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

     The Company's  business is the manufacture and  distribution of cold remedy products to the consumer through the over-the-counter  marketplace together with the sale of  proprietary  health and  wellness  products  through  its direct  selling  subsidiary.  One of the Company's key products in its Cold
     Remedy segment is Cold-Eeze(R),  a zinc gluconate glycine product proven in two  double-blind  clinical  studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze(R) is now an established product in the health care and cold  remedy  market.  Effective  October 1,
     2004, the Company acquired  substantially  all of the assets of JoEl, Inc., the  previous  manufacturer  of  the  Cold-Eeze(R)  lozenge  product.  This manufacturing  entity,  now called Quigley  Manufacturing  Inc. ("QMI"),  a wholly owned  subsidiary of the Company,  will continue to produce  lozenge product along with  performing  such  operational  tasks as warehousing and shipping the Company's  Cold-Eeze(R)  products. In addition, QMI produces a variety of hard and  organic  candy for sale to third  party  customers  in addition to performing  contract  manufacturing  activities for non-related entities.  The Cold-Eeze(R) products reported a strong sales performance in the first nine months of 2005 as a result of a prolonged cough/cold season, increased consumer demand and increased household penetration. The presence of QMI in 2005 contributed net sales of $3,206,205 in the nine month period ended September 30, 2005.

     Darius  International Inc.  ("Darius"),  the Health and Wellness segment, a wholly  owned  subsidiary  of the  Company,  was formed in January  2000 to introduce new products to the marketplace  through a network of independent distributor  representatives.  Darius  is  a  direct  selling  organization specializing in proprietary health and wellness products.  The formation of
     Darius has  provided  diversification  to the Company in both the method of product  distribution  and the broader  range of products  available to the marketplace,  serving as a balance to the  seasonal  revenue  cycles of the
     Cold-Eeze(R)   branded  products.   This  segment's  2005  net  sales  were
     comparable  to the 2004 nine month  period,  however,  international  sales activity  improved by approximately  $1,000,000 or 44.4% in the 2005 period over the 2004 comparable period offsetting a decrease in domestic sales.

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
     products.

     Future revenues, costs, margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability  and capacity together with its marketing and distribution  capabilities and the
     requirements   associated  with  the  development  of  Pharma's   potential
     prescription  drugs in order to  continue  to  compete  on a  national  and international  level. The continued expansion of Darius is dependent on the
     Company retaining  existing  independent  distributor  representatives  and recruiting  additional  active  representatives  both  internationally  and within the United States, continued conformity with government regulations, a reliable  information  technology system capable of supporting  continued
     growth and continued  reliable sources for product and materials to satisfy consumer demand.

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

            o      To maintain existing independent distributor  representatives and recruit  additional  successful  independent  distributor representatives.  Additionally,  the  loss of key  high-level distributors or business contributors as a result of business
                   disagreements,   litigation  or  otherwise  could  negatively
                   impact future growth and revenues;

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

CONTRACT MANUFACTURING

From October 1, 2004, this manufacturing  entity, now called QMI, a wholly owned subsidiary of the Company,  has continued to produce  lozenge product along with performing  such  operational  tasks as  warehousing  and shipping the Company's
Cold-Eeze(R)  products. In addition to that function,  QMI produces a variety of hard and  organic  candy  for sale to  third  party  customers  in  addition  to performing contract manufacturing activities for non-related entities. QMI is an
FDA-approved facility.

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

In April 2002, the Company initiated a Phase II Proof of Concept Study in France for  treatment of diabetic  neuropathy,  which was  concluded in 2003.  In April
2003, the Company  announced  that an  independently  monitored  analysis of the
Phase II Proof of Concept Study  concluded that subjects using this  formulation had 67% of their  symptoms  improve,  suggesting  efficacy.  In March 2004,  the
Company  announced  that it had  completed its first meeting at the FDA prior to submitting the Company's  Investigational  New Drug ("IND")  application for the relief of symptoms  of diabetic  symmetrical  peripheral  neuropathy.  The FDA's pre-IND meeting  programs are designed to provide sponsors with advance guidance and input on drug development programs. In September 2005, the Company announced that a preliminary  report of its topical compound for the treatment of diabetic
neuropathy   was   recently   featured  in  the  JOURNAL  OF  DIABETES  AND  ITS
COMPLICATION.  Authored  by Dr. C.  LeFante  and Dr.  P.  Valensi,  the  article appeared  in the June 1, 2005  issue,  and  included  findings  that  showed the compound  reduced the severity of numbness,  jolting pain, and  irritation  from baseline  values.  In October 2005, the Company  announced that two pre-clinical toxicity  studies  of  the  compound  determined  it  to  be  safe  for  topical application.

In September 2003, the Company announced its intention to file for permission to study its  patent  pending  potential  treatment  for  psoriasis  and other skin disorders.  Continued  testing will therefore have to be conducted  under an IND application following positive preliminary results.

In December 2003, the Company  announced  positive test results of a preliminary independent  in vitro  study  indicating  that a test  compound  of the  Company previously tested on the Influenza virus showed "significant  virucidal activity against a strain of the Severe  Acute  Respiratory  Syndrome  (SARS)  virus." In
January  2004 the  Company  announced  that it intends to  conduct  two  further studies. The first study is intended to repeat the previously announced results, which  demonstrated  the  compound to be 100  percent  effective  in  preventing non-infected  ferrets in close  proximity  to an infected  ferret from  becoming infected with the Influenza A virus. The second study is a dose ranging study on the test compound.  Upon dosage determination and confirmation results from this forthcoming  animal  model study,  a human proof of concept  study using a virus challenge with  Influenza A virus in a quarantine  unit can be the next step. In
January 2004,  the Company also  reported that its compound has shown  virucidal and  virustatic  activity  against  the strain 3B of the Human  Immunodeficiency
Virus Type 1 (HIV-1) in an in-vitro  study.  In May 2004, the Company  announced that intranasal  application of the test compound by spray demonstrated efficacy in  significantly  reducing the severity of illness in ferrets infected with the
Influenza A virus.

Combined with previous animal studies, there is now additional pre-clinical data suggesting  that the test compound can both prevent and treat  Influenza A virus in a ferret animal model.

In January 2004, a broad  anti-viral  compound was determined to be effective in in-vitro and in-vivo studies for  applications  such as Influenza A&B, SARS, and
Herpes Simplex 1, and since this Sialorrhea formulation is a derivative compound of the anti-viral  formulation,  ongoing testing for this Sialorrhea compound is being reconsidered and probably will be discontinued.

On November 8, 2005,  the Company  announced  that its wholly  owned  subsidiary
Quigley Pharma had received three Investigational New Animal Drug (INAD) numbers from the Center for Veterinary Medicine of the Food and Drug Administration.  In
a prior  successful  series of in-vitro and ferret model  in-vivo  studies,  the
Company's  naturally derived formula has shown antiviral  properties against the avian influenza H5N1 virus.  The Company can now begin immediate  testing of its potential veterinary drug upon chickens, turkeys and ducks. On November 9, 2005, the Company  announced  that Quigley  Pharma had received four  additional  INAD numbers  allowing  its formula to be tested on  companion  animals such as dogs, cats, horses and companion birds.

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
20 AND FASB STATEMENT NO. 3." The standard requires retrospective application to prior  periods'  financial  statements  of  a  voluntary  change  in  accounting principle unless it is deemed  impracticable.  The standard states that a change
in  method  of   depreciation,   amortization   or  depletion  for   long-lived,
non-financial assets be accounted for as a change in accounting estimate that is affected by a change in  accounting  principle.  The standard is  effective  for accounting  changes and  corrections  of errors made  occurring  in fiscal years beginning  after  December  15,  2005.  The  impact on the  Company's  financial position or results of  operations  as a result of the  adoption of Statement of
Financial Accounting Standards ("SFAS") No. 154 cannot be determined.

In December  2004,  the FASB issued  Statement  123 (revised  2004),"SHARE-BASED
PAYMENT." The standard eliminates the  disclosure-only  election under the prior
SFAS 123 and requires the recognition of compensation  expense for stock options and  other  forms  of  equity  compensation  based  on  the  fair  value  of the instruments  on the date of grant.  The standard is  effective  for fiscal years beginning  after  June 15,  2005.  In March  2005,  the  Securities  &  Exchange
Commission (the "SEC") issued Staff  Accounting  Bulletin No. 107,  "Share-Based
Payment" ("SAB 107").  SAB 107  summarizes the views of the SEC staff  regarding the  interaction  between SFAS No. 123  (Revised  2004),  "Share-Based  Payment"
("SFAS 123R") and certain SEC rules and  regulations,  and is intended to assist in the initial implementation of SFAS 123R, which for the Company is required by the beginning of its fiscal year 2006.  The Company is currently  evaluating the guidance  provided  within  SAB 107 and SFAS 123R and the effect it will have on its  consolidated  balance sheets and  statements of  operations,  shareholders'
equity and cash flows, if any.

CRITICAL ACCOUNTING ESTIMATES

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

REVENUE

Provisions to reserves to reduce  revenues for cold remedy  products that do not have an  expiration  date,  include the use of  estimates,  which are applied or matched to the current sales for the period presented. These estimates are based on specific customer tracking and an overall historical  experience to obtain an effective applicable rate. Additionally,  the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected  provisions  relative to net sales for the period  presented are also performed. A one percent deviation for sales returns reserve provisions for the three months ended September 30, 2005 and 2004 could affect net sales by approximately  $172,000 and $118,000,  respectively,  and the nine month periods ended  September  30,  2005 and 2004 by  approximately  $397,000  and  $297,000, respectively.  A one  percent  deviation  for  cooperative  advertising  reserve provisions  for the three months ended  September 30, 2005 and 2004 could affect net sales by  approximately  $110,000  and $71,000,  respectively,  and the nine month periods ended  September 30, 2005 and 2004 by  approximately  $207,000 and
$140,000, respectively.

The reported results include a returns  provision of approximately  $225,000 and
$626,000 at September 30, 2005 and December 31, 2004,  respectively in the event of future product returns following the discontinuation of the Cold-Eeze(R) Cold
Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2004

Net sales for the three month period ended September 30, 2005 were  $15,319,980, reflecting  an increase of $5,629,122  over the net sales of $9,690,858  for the comparable  three month period ended September 30, 2004. The Cold Remedy segment reported net sales in the 2005 period of $9,252,322,  an increase of $4,253,382, or 85.1%, over the comparable 2004 period of $4,998,940. The Health and Wellness segment  reported  net sales in the 2005  period of  $5,237,772,  an increase of
$545,854,  or 11.6%,  over the net sales of $4,691,918 for the  comparable  2004 period. The Contract Manufacturing segment reported net sales of $829,886 in the
2005  period  with no  comparable  amount  in the 2004  period  as this  segment commenced business as a part of The Quigley Corporation on October 1, 2004.

Sales in the third quarter 2005 reflected continued improved  performance of the
Cold-Remedy segment and the Cold-Eeze(R) product. The segment realized increased consumer acceptance and growing household penetration possibly due to successful advertising and marketing  initiatives;  new product  extensions of Cold-Eeze(R)
and effective sales representation.

The Health and Wellness  segment's  net sales  increased in the 2005 period as a result  of  increased  international  sales  due  to  growth  in the  number  of
international   independent  distributor   representatives.   This  increase  in
international  sales was offset by domestic sales activity remaining  comparable with the 2004 period.

Cost of sales as a percentage of net sales for the three months ended  September
30, 2005 was 45.9% compared to 60.8% for the comparable 2004 period,  a decrease of  14.9%.  This  decrease  was  primarily  due to  the  impact  of the  product discontinuation  in 2004 and the  expiration  of a founders'  commission  in May
2005, both relating to the Cold-Remedy  segment,  these events amounted to 11.2%
of the decrease. The impact of the 2004 product  discontinuation was a reduction to sales of $974,000 and an inventory write-off of $422,000.  The remaining part of the decrease was attributable to product mix, product bonus promotions period variations and the effect on the 2005 costs of lower profit  margins  related to the Contract Manufacturing segment

Sales and marketing  expense for the three month period ended September 30, 2005 were $1,452,474,  an increase of $536,924 over the comparable 2004 period amount of $915,550.  The increase was primarily due to increased  sales broker expenses related to the growth in sales associated with the Cold Remedy segment.

General and administration  costs for the three month period ended September 30,
2005 was $2,897,941  compared to $2,313,609 for the 2004 period,  an increase of
$584,332  between  the  periods.  The  increase  in 2005  was  primarily  due to increased  payroll  costs for the  period  and 2005  costs  associated  with the
Contract  Manufacturing segment for which there were no comparable 2004 costs as this segment commenced business as a part of the Company on October 1, 2004.

Research and development  costs during the three months ended September 30, 2005 were  $1,029,985  compared  to  $627,344  during  the  2004  comparable  period, reflecting  an increase in 2005 of $402,641,  primarily as a result of increased
Pharma  segment costs and reduced  study  activity  related to the  Cold-Eeze(R)
products.

NINE MONTHS ENDED  SEPTEMBER 30, 2005 COMPARED WITH NINE MONTHS ENDED  SEPTEMBER
30, 2004

Net sales for the nine month period ended  September 30, 2005 were  $35,917,423, reflecting an increase of $9,719,766  over the net sales of $26,197,657  for the comparable  nine month period ended  September 30, 2004. The Cold Remedy segment reported net sales in 2005 of $17,139,868,  an increase of $6,457,257, or 60.4%, over the comparable 2004 period of $10,682,611.  The Health and Wellness segment reported net sales in 2005 of $15,571,350, an increase of $56,304, or 0.4%, over the net sales of  $15,515,046  for the  comparable  2004  period.  The  Contract
Manufacturing  segment  reported net sales of $3,206,205 in the 2005 period with no comparable amount in the 2004 period as this segment commenced  business as a part of The Quigley Corporation on October 1, 2004.

For the nine  months to  September  30, 2005 the Cold  Remedy  segment  reported significant  sales  growth as  compared to the 2004  period.  This growth may be attributable  to  the  prolonged  2004/2005  cold  season,  more  expansive  and effective media and in-store advertising in support of the Cold-Eeze(R) product, product line  extensions  and greater  household  penetration in the past twelve months.

The Health and Wellness  segment's  net sales  increased in the 2005 period as a result of increased  international  sales with offset due to decreased  domestic activity.  International  sales for this segment  increased by 44.4% in the 2005 period due to the continued expansion of international distribution.

Cost of sales as a percentage  of net sales for the nine months ended  September
30, 2005 was 52.6% compared to 57.6% for the comparable 2004 period,  a decrease of 5%. This decrease was primarily due to the impact of the  discontinuation  of the Cold-Eeze(R) Cold Remedy Nasal Spray product in 2004 and the expiration of a founders'  commission  in May 2005,  both relating to the  Cold-Remedy  segment, which events amounted to approximately  4.1% of the decrease.  The impact of the
2004  product  discontinuation  included a reduction to sales of $974,000 and an inventory  write-off  of $422,000  during the third  quarter.  In  general,  the remainder of the decrease was due to variations in product mix,  fluctuations in bonus  products  costs and the effect on the 2005 costs of lower profit  margins related to the Contract Manufacturing segment.

Sales and marketing  expense for the nine month period ended  September 30, 2005 were $4,354,064,  an increase of $980,974 over the comparable 2004 period amount of  $3,373,090.  The increase in 2005 was largely due to increased  sales broker expense relative to the significant  sales growth,  increased media  advertising and the  impact  of sales  and  marketing  costs  associated  with the  Contract
Manufacturing segment for which there was no comparable 2004 amount.

General and  administration  costs for the nine month period ended September 30,
2005 was $8,879,217  compared to $7,118,849  during the 2004 period, an increase of  $1,760,368  between the periods.  The increase in 2005 was  primarily due to increased  payroll  costs for the  period  and 2005  costs  associated  with the
Contract Manufacturing segment for which there was no comparable 2004 costs.

Research and  development  costs during the nine months ended September 30, 2005 were  $2,938,947  compared  to  $2,395,193  during the 2004  comparable  period, reflecting  an increase in 2005 of $543,754,  primarily as a result of increased
Pharma  segment costs and reduced  study  activity  related to the  Cold-Eeze(R)
products.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $18,309,436 and $17,852,910 at September 30,
2005 and December 31, 2004, respectively,  resulting in an increase of $456,526.
Changes in working  capital  overall have been  primarily  due to the  following items: cash balances decreased by $2,193,442;  accounts receivable  increased by
$2,154,047  due  to  seasonal   fluctuations  and  effective  cash  collections;
advertising  liabilities  decreased by $1,083,324 as a result of the seasonality of the cold remedy  products  and  related  co-operative  and media  advertising activity; and other current liabilities increased by $820,383 principally due to increased  payroll  liabilities  at September  30, 2005.  Total cash balances at
September  30, 2005 were  $12,172,999  compared to  $14,366,441  at December 31,
2004.  The  decrease  in cash was due to the  movements  in  working  capital as reported.  In April 2005, the Company  prepaid an amount of $1.0 million against the outstanding balance on the long-term loan.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest  rates.  The impact on the Company's  results of a one  percentage point change in short-term  interest  rates would not have a material  impact on the Company's future earnings,  fair value, or cash flows related to investments in cash equivalents or interest-earning  marketable securities. At September 30,
2005,  the Company had $1.6 million of variable  rate debt. If the interest rate on the debt were to increase or  decrease  by 1% for the year,  annual  interest expense would increase or decrease by approximately $16,000.

ITEM 4. CONTROLS AND PROCEDURES

Based on their  evaluation  as of the end of the period  covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the  Company's  disclosure  controls  and  procedures  (as defined in Rules
13a-15 and 15d-15 under the  Securities  Exchange  Act of 1934,  as amended) are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant  deficiencies  and  material  weaknesses.  The Company is  currently undergoing a comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This will involve the documentation,  testing and review of our internal controls under the direction of senior management.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

               KEITH J. KOCHIE VS. THE QUIGLEY CORPORATION, ET AL

On August 2, 2005, a Complaint was filed in the United States District Court for the  Eastern  District  of New York.  The  complaint  was served on The  Quigley
Corporation on or about September 1, 2005. The plaintiff's complaint consists of counts for negligence,  strict product  liability,  breach of express  warranty,
breach  of  implied   warranties,   fraudulent   misrepresentation,   fraudulent
concealment,  negligent misrepresentation,  and fraud and deceit relating to the use of the Company's COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those actions.  The Company's insurance carrier is presently defending this action.

Based upon the  information the Company has at this time, it believes the action will not  have a  material  impact  on the  Company.  However,  at this  time no prediction as to the outcome can be made.

                              YOUNG VS. INNERLIGHT

On  September  14,  2005,  Robert  O.  Young and  Shelley  R.  Young  instituted
Third-Party   Complaints  against  Darius  International  Inc.,  a  wholly-owned
subsidiary  of  The  Quigley   Corporation  and  its  wholly-owned   subsidiary,
Innerlight  Inc., in an action  brought  against the Youngs by Colonial  Pacific
Leasing  Corporation,  dba GE Capital Colonial Pacific Leasing.  The Third-Party
Complaints  contain  Counts for Breach of  Contract,  Breach of Covenant of Good
Faith and Fair  Dealing,  Unjust  Enrichment,  Conversion,  Common Law Trademark
Infringement/Unfair Competition, Common Law Violation of the Right of Publicity,
Violation of Abuse of Personal Identity Act,  Declaratory and Injunctive Relief,
and Intentional Interference with Business Relations.

The Company believes that plaintiffs' claims are without merit and is vigorously defending  these  claims.  At the  present  time a Motion to  Dismiss is pending relative to these actions  before the Fourth  Judicial  District  Court for Utah
County, State of Utah.

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

Date: November 14, 2005

