Form 10-K
period 2005-12-31
QUIGLEY CORP
filed 2006-03-23
CIK 868278

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
     ACT OF 1934

          For the fiscal year ended December 31, 2005
                                    -----------------
                                       OR
[ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

          For the transition period from ______ to ______

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
  ---------------------------------------------------------------------------
         (Address of Principal Executive Offices)          (Zip Code)

Registrant's telephone number, including area code (215) 345-0919
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to Section 12(g) of the Act:

               Title of each class                    Name of each exchange on which registered

    COMMON STOCK, $.0005 PAR VALUE PER SHARE                   NASDAQ NATIONAL MARKET
-------------------------------------------------   ----------------------------------------------

          COMMON SHARE PURCHASE RIGHTS                             NOT APPLICABLE
-------------------------------------------------   ----------------------------------------------

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as defined in Rule 405 of the Securities Act.
Yes [   ] No [X]

Indicate  by  check  mark if the  registrant  is not  required  to file  reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the  preceding 12 months (or for such  shorter  period that the  registrant  was required  to file  such  reports),  and  (2) has  been  subject  to such  filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (ss.  229.405 of this chapter) is not contained  herein,  and will not be  contained,  to the best of  registrant's  knowledge,  in definitive proxy or information  statements  incorporated  by reference in Part III of this
Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large  accelerated  filer, an accelerated  filer, or a  non-accelerated  filer. See definition of "accelerated filer and large  accelerated  filer" in Rule 12b-2 of the Exchange  Act.  (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).
Yes [   ] No [X]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates  was $66,267,472 as of June 30, 2005,  based on the closing price of the common stock on The NASDAQ National Market.

Number of shares of each of the registrant's  classes of securities  outstanding on March 23, 2006:

          Common stock, $.0005 par value per share:   11,678,478.
          Common share purchase rights:       0

DOCUMENTS INCORPORATED BY REFERENCE

Information  set forth in Part III of this report is  incorporated  by reference
from  the   registrant's   proxy  statement  for  the  2006  annual  meeting  of
stockholders.

                                    TABLE OF CONTENTS

Part I  PAGE

     Item   1.     Business                                                        2 - 9

            1A.    Risk Factors                                                   9 - 14

            1B.    Unresolved Staff Comments                                          14

            2.     Properties                                                         15

            3.     Legal Proceedings                                             15 - 20

            4.     Submission of Matters to a Vote of Security Holders                20

Part II

            5.     Market for Registrant's Common Equity, Related Stockholder
                     Matters and Issuer Purchases of Equity Securities           21 - 22

            6.     Selected Financial Data                                       22 - 23

            7.     Management's Discussion and Analysis of Financial Condition
                     and Results of Operation                                    23 - 29

            7A.    Quantitative and Qualitative Disclosures About Market Risk         29

            8.     Financial Statements and Supplementary Data                        30

            9.     Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                              31

            9A.    Controls and Procedures                                            31

            9B.    Other Information                                                  32

Part III

            10.    Directors and Executive Officers of the Registrant                 32

            11.    Executive Compensation                                             32

            12.    Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters                       32

            13.    Certain Relationships and Related Transactions                     32

            14.    Principal Accountant Fees and Services                             32

Part IV

            15.    Exhibits and Financial Statement Schedules                    32 - 34

Signatures                                                                           35

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

                                     PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

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
Pharmaceutical segment.

The Company's business is the development, manufacture, sale and distribution of over the counter  (OTC) cold remedy  products,  proprietary  health and wellness products through its direct selling  subsidiary and the research and development of natural-source derived pharmaceuticals.

Cold-Eeze(R) is one of the Company's key cold remedy OTC products whose benefits are derived from its proprietary zinc formulation.  The product's  effectiveness has  been  substantiated  in two  double-blind  clinical  studies  proving  that
Cold-Eeze(R)  reduces the duration  and severity of the common cold  symptoms by nearly half. The Cold Remedy segment,  where  Cold-Eeze(R)  is  represented,  is reviewed  regularly  to  realize  any  new  consumer  opportunities  in  flavor, convenience  and  packaging  to help improve  market share for the  Cold-Eeze(R)
product.  Additionally,  the  Company  is  constantly  active in  exploring  and developing new products  consistent  with its brand image and standard of proven consumer benefit.

Effective October 1, 2004, the Company acquired  substantially all of the assets of JoEl,  Inc., the previous  manufacturer of the  Cold-Eeze(R)  lozenge product assuring a future manufacturing  capability necessary to support the business of
the  Cold  Remedy  segment.   This  manufacturing  entity,  now  called  Quigley
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

Our Health and Wellness  segment is operated through Darius  International  Inc.
("Darius"), a wholly owned subsidiary of the Company which was formed in January
2000  to  introduce  new  products  to the  marketplace  through  a  network  of independent distributor representatives. Darius is a direct selling organization specializing in proprietary  nutritional and dietary supplement based health and wellness products.  The formation of Darius has provided  diversification to the
Company in both the  method of product  distribution  and the  broader  range of products  available  to the  marketplace,  serving as a balance to the  seasonal revenue cycles of the Cold-Eeze(R) branded products.

In January 2001, the Company formed an Ethical Pharmaceutical  segment,  Quigley
Pharma  Inc.  ("Pharma"),  that is under the  direction  of its  Executive  Vice
President and Chairman of its Medical Advisory Committee.  Pharma was formed for the  purpose of  developing  naturally  derived  prescription  drugs.  Pharma is currently  undergoing  research  and  development  activity in  compliance  with regulatory  requirements.  At this  time,  five  patents  have been  issued  and assigned to the Company  resulting from research  activity of Pharma. In certain instances where a critical mass of positive scientific data has been established for  compounds  that the Company  does not envision  bringing to market,  it may decide to sell or license its technology.

DESCRIPTION OF BUSINESS OPERATIONS

Since  its  inception,  the  Company  has  continued  to  conduct  research  and development  into various types of  health-related  supplements  and homeopathic
cold  remedies.   Initially,  the  Company's  business  was  the  marketing  and
distribution   of  a  line  of  nutritious   health   supplements   (hereinafter
"Nutri-Bars").  During  1995,  the  Company  reduced the  marketing  emphasis of
Nutri-Bars  and commenced  focusing its research and  development  and marketing resources on the Company's  patented  Cold-Eeze(R)  zinc gluconate  glycine cold relief products.

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

Since  June  1996,  the  Cold  Remedy  segment  has  concentrated  its  business operations on the  manufacturing,  marketing and  development of its proprietary
Cold-Eeze(R)  cold-remedy lozenge products and on development of various product extensions.  These products are based upon a proprietary zinc gluconate  glycine formula,  which has been proven to reduce the  duration  and  severity of common cold symptoms.  The Quigley  Corporation  acquired  worldwide  manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996. The demand for the Company's  cold-remedy  products is seasonal,  where the third and fourth  quarters  generally  represent  the largest  sales volume.
Prior to October 1, 2004, the  manufacture  of the lozenge form of  Cold-Eeze(R)
was  outsourced.  Since that date,  the lozenge  form of  Cold-Eeze(R)  has been manufactured by a subsidiary of the Company.

Darius is a direct selling  organization  specializing in proprietary health and wellness  products,  which commenced  shipping product to customers in the third quarter of 2000.

Pharma is currently  involved in the lengthy process of conducting  research and development  on certain of its  patented  formulations  in  compliance  with FDA regulations  required for bringing  prescriptions and botanical drugs to market.
The Company is in the initial stages of what may be a lengthy process to develop these patent applications into potential commercial products.

During 2005,  approximately 92% of the Company's  revenues were generated in the
United States with the  remainder  being  attributable  to  international  trade compared to 93% in 2004.

Financial information regarding the Company's operating segments is set forth in
Item 8, Notes to Financial Statements, Note 16 - Segment Information.

PRODUCTS

COLD-REMEDY PRODUCTS

In May 1992,  the Company  entered into an  exclusive  agreement  for  worldwide representation,  manufacturing, marketing of Cold-Eeze(R) products in the United
States.  Cold-Eeze(R),  a zinc gluconate glycine formulation  (ZIGG(TM)),  is an over-the-counter  consumer  product  used to reduce the duration and severity of the common cold and is available in lozenge, sugar-free tablet and gum form. The
Company has substantiated the effectiveness of Cold-Eeze(R) through a variety of studies.  A  randomized  double-blind  placebo-controlled  study,  conducted  at
Dartmouth College of Health Science, Hanover, New Hampshire,  concluded that the lozenge  formulation  treatment,  initiated  within 48 hours of  symptom  onset, resulted in a significant reduction in the total duration of the common cold.

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

ETHICAL PHARMACEUTICAL

Pharma's current  activity is the research and development of  naturally-derived prescription  drugs with the goal of improving the quality of life and health of those  in need.  Research  and  development  will  focus on the  identification, isolation and direct use of active medicinal substances.  One aspect of Pharma's research will focus on the potential  synergistic benefits of combining isolated active constituents and whole plant components.  The Company will search for new natural  sources of medicinal  substances  from plants and fungi from around the world while also  investigating  the use of traditional and historic  medicinals and therapeutics.

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

In April 2002, the Company initiated a Phase II Proof of Concept Study in France for  treatment of diabetic  neuropathy,  which was  concluded in 2003.  In April
2003, the Company  announced  that an  independently  monitored  analysis of the
Phase II Proof of Concept Study  concluded that subjects using this  formulation had 67% of their  symptoms  improve,  suggesting  efficacy.  In March 2004,  the
Company  announced  that it had  completed its first meeting at the FDA prior to submitting the Company's  Investigational  New Drug ("IND")  application for the relief of symptoms  of diabetic  symmetrical  peripheral  neuropathy.  The FDA's pre-IND meeting  programs are designed to provide sponsors with advance guidance and input on drug development programs. In September 2005, the Company announced that a preliminary  report of its topical compound for the treatment of diabetic
neuropathy   was   recently   featured  in  the  JOURNAL  OF  DIABETES  AND  ITS
COMPLICATION.  Authored  by Dr. C.  LeFante  and Dr.  P.  Valensi,  the  article appeared  in the June 1, 2005  issue,  and  included  findings  that  showed the compound reduced the severity of numbness,  and irritation from baseline values.
In October 2005, the Company  announced the results of  pre-clinical  toxicology studies that showed no irritation,  photo toxicity,  contact hypersensitivity or photo allergy when applied  topically to hairless  guinea pigs and another study that showed no difference in the dermal response of the compound or placebo when applied  to  Gottingen  Minipigs.  (Both  animal  models are  suggested  for the evaluation of topical drugs, by the FDA).

In  March  2006,  the  Company  and  Pharma  announced  their  filing  of an IND application  with the FDA for its topical compound for the treatment of Diabetic
Peripheral Neuropathy.  This filing allows Pharma to begin human clinical trials following a 30-day review period.  If the FDA has no further  comments,  studies with human subjects will commence as soon as possible  pending the  availability of study drug. This application  includes a compilation of all of the supporting
development  data  and  regulatory   documentation   required  to  file  an  IND
application with the FDA.

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

In January 2004, the Company announced that it would conduct two further studies evaluating the compound which had shown activity against Influenza and SARS. The first  study was  intended to repeat the  previously  announced  results,  which demonstrated the compound to be 100 percent effective in preventing non-infected ferrets in close proximity to an infected ferret from becoming infected with the
Influenza  A  virus.  The  second  study  was a dose  ranging  study on the test
compound.   Upon  dosage  determination  and  confirmation  results  from  these forthcoming  animal model studies,  a human proof of concept study using a virus challenge  with  Influenza A virus in a  quarantine  unit would be a viable next step.

At  this  time,  the  Company  also  reported  that  its  compound,   which  was
demonstrating  antiviral  activity,  had shown virucidal and virustatic activity against the strain 3B of the Human  Immunodeficiency  Virus Type 1 (HIV-1) in an
in-vitro study.  Additionally,  the Company decided that the derivative compound of the  anti-viral  formulation  previously  found to be effective  for treating
Sialorrhea  would  probably  postpone  further  development  on  the  Sialorrhea indication  and  concentrate  on further  qualification  and  development of the anti-viral capabilities of the compound in humans.

In May 2004, the Company  announced that an intranasal spray  application of the anti-viral test compound  demonstrated  efficacy by  significantly  reducing the severity  of illness in ferrets  that had been  infected  with the  Influenza  A virus.

In November  2005,  the Company was  assigned  nine  Investigational  New Animal
Drugs, ("INADs"), a broad anti-viral agent by the Center for Veterinary Medicine of the FDA. Eight of the INAD's are for  investigating  the compound use against avain flu H5N1virus in chickens,  turkeys,  ducks, pigs, horses,  dogs, cats and non-food birds. In January 2006, a ninth INAD was assigned for investigating its compound for treating arthritis in dogs.

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

United States:    No. 4 684 528 (August 4, 1987, expired August 2004)
                  No. 4 758 439 (July 19, 1988, expired August 2004)

Canada:           No. 1 243 952 (November 1, 1988, expired June 2005)

Great Britain:    No. 2 179 536 (December 21, 1988, expired June 2005)

Germany:          No. 3,587,766 (March 2, 1994, expired June 2005)

Sweden:           No. 0 183 840 (March 2, 1994, expired June 2005)

France & Italy:   No. EP 0 183 840 B1 (March 2, 1994, expired June 2005)

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

During 1997,  the Company  obtained a trademark for the major  components of its lozenge,  ZIGG(TM) (denoting zinc gluconate glycine),  to set Cold-Eeze(R) apart from the imitations then proliferating the marketplace.

An  agreement  between the Company and its  founders was entered into on June 1,
1995.  The  founders,   both  officers  and  stockholders  of  the  Company,  in
consideration of the acquisition of the Cold-Eeze(R) cold therapy product,  have received a total  commission  of five percent  (5%),  on sales  collected,  less certain deductions. This agreement expired on May 31, 2005.

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

The  Company is not  dependent  on any  single  customer  as the broad  range of customers includes many large wholesalers, mass merchandisers,  and multi-outlet pharmacy  chains,  five of which account for a  significant  percentage of sales volume. The top five customers of the Company represent 29%, 27%, and 23% of its continuing  consolidated  gross  revenues for the years ended December 31, 2005,
2004 and 2003, respectively.

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

RESEARCH AND DEVELOPMENT

The Company's  research and  development  costs for the years ended December 31,
2005, 2004 and 2003 were  $3,784,221,  $3,232,569 and $3,365,698,  respectively.
Future research and development expenditures are anticipated in order to develop extensions  of the  Cold-Eeze(R)  product,  including  potential  unrelated  new products in the consumer health care industry,  that are primarily  supported by clinical studies,  for efficacious  long-term  products that can be coupled with possible line extension  derivatives for a family of products.  Clinical studies and testing are anticipated in connection  with Pharma,  such as the formulation of products for diabetic use, radiation  dermatitis,  influenza A, arthritis and other disorders.  Pharma is currently  involved in research  activity  following patent  applications  that have  been  assigned  to the  Company.  Research  and development  costs,  relating to  potential  products,  are expected to increase significantly  over time as milestones in the development and regulatory process may be achieved.

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
Management further believes that Darius' direct marketing  distribution  methods offer a significant advantage over many of its competitors. The Company believes that its  ability to compete  depends on a number of factors,  including  price, product quality, availability,  speed to market, reliability, credit terms, name recognition,  delivery time and post-sale service and support. Effective October
1, 2004, a subsidiary of the Company  commenced  manufacturing  the Cold-Eeze(R)
lozenge product.  This subsidiary assures future production  capabilities of the lozenge product which constitutes primarily all of the cold remedy revenue.

EMPLOYEES

At December 31, 2005 the Company employed 150 full-time persons, the majority of which were  employed at the  Company's  manufacturing  facility in a  production
function.   The  remainder   were   involved  in  an  executive,   marketing  or
administrative  capacity.  None of the  Company's  employees  are  covered  by a collective bargaining agreement or are members of a union.

SUPPLIERS

Prior to October 1, 2004, the  manufacturing of the lozenge form of Cold-Eeze(R)
was outsourced,  but is now under the control of the Company. The other forms of
Cold-Eeze(R)  and  remaining  products  of both the cold  remedy  and health and wellness segments continue to be manufactured by contract manufacturers.  Should these third party  relationships  terminate or discontinue  for any reason,  the
Company has  formulated a  contingency  plan  necessary in order to prevent such discontinuance  from  materially  affecting the Company's  operations.  Any such termination  may,  however,  result in a temporary delay in production until the replacement facility is able to meet the Company's production requirements.

Raw materials used in the production of the  cold-remedy  products are available from numerous sources.  Currently,  they are being procured from a single vendor in order to secure purchasing economies and qualitative security. In a situation where this one vendor is not able to supply the ingredients,  other sources have been  identified.  Any  situation  where the  vendor  is not able to supply  the contract  manufacturer  with  ingredients  may  result in a  temporary  delay in production  until  replacement  supplies  are  obtained  to meet  the  Company's production requirements.

ITEM 1A. RISK FACTORS

WE HAVE A  HISTORY  OF  LOSSES  AND  LIMITED  WORKING  CAPITAL  AND WE EXPECT TO
INCREASE OUR SPENDING.

We have  experienced  net  losses  for  three of our past  seven  fiscal  years.
Although  we  earned  net  income  of  approximately  $3,217,000,  $453,000  and
$675,000, respectively, in our most recent fiscal years ended December 31, 2005,
December 31, 2004 and 2003, we incurred net losses of $6,454,000, $5,196,000 and
$4,204,000,  respectively, in the fiscal years ended December 31, 2002, December
31, 2000 and December 31, 1999.  In the fiscal year ended  December 31, 2001, we earned net income of $216,000,  but that amount included net settled  litigation payments paid to us of  approximately  $700,000 related to licensing fees. As of
December 31, 2005, we had working capital of approximately $20,682,000. Since we continue to increase our spending on research and development in connection with
Pharma's  product  development,  we  are  uncertain  whether  we  will  generate sufficient revenues to meet expenses or to operate profitably in the future.

WE HOLD PATENTS WHICH WE MAY NOT BE ABLE TO DEVELOP INTO PHARMACEUTICAL MEDICATIONS.

Our  success  depends  in part on  Pharma's  ability  to  research  and  develop prescription medications based on our patents which are:

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

     o    A Patent (No. 6,827,945 B2) entitled "Nutritional Supplement & Methods of Using  Same" for a naturally  derived  compound  developed  for the treatment of arthritis and related inflammatory disorders.  The patent extends through August 22, 2023.

These potential new products are in the development stage and we cannot give any assurances  that we can develop  commercially  viable products from these patent applications.  Prior to any new product  being  ready for sale,  we will have to commit substantial  resources for research,  development,  preclinical  testing, clinical  trials,  manufacturing  scale-up  and  regulatory  approval.  We  face significant  technological  risks inherent in developing these products.  We may abandon some or all of our proposed new products before they become commercially viable.  Even if we develop and obtain  approval of a new product,  if we cannot successfully  commercialize  it in a timely  manner,  our business and financial condition may be materially adversely affected.

WE  WILL  NEED  TO  OBTAIN  ADDITIONAL  CAPITAL  TO  SUPPORT  LONG-TERM  PRODUCT
DEVELOPMENT AND COMMERCIALIZATION PROGRAMS.

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence,  execute and  complete  clinical  programs  for, and obtain additional regulatory approvals for,  prescription  medications developed by Pharma,  particularly  in the U.S. and Europe.  We cannot  assure you that we will ever obtain such  approvals  or achieve  significant  levels of sales.  Our current sales levels of Cold-Eeze(R)  products and health and wellness  products may not  generate  all the funds we  anticipate  will be needed to  support  our current  plans  for  product  development.  We may  need  to  obtain  additional financing to support our long-term  product  development  and  commercialization programs.  We may  seek  additional  funds  through  public  and  private  stock offerings,  arrangements  with  corporate  partners,  borrowings  under lines of credit or other sources.

The amount of capital we may need to complete  product  development  of Pharma's products will depend on many factors, including;

     o    the cost involved in applying for and obtaining FDA and  international regulatory approvals;

     o    whether we elect to establish partnering arrangements for development, sales, manufacturing and marketing of such products;

     o    the level of future sales of our  Cold-Eeze(R) and health and wellness products,  expense  levels for our  international  sales and marketing efforts;

     o    whether we can  establish  and  maintain  strategic  arrangements  for development, sales, manufacturing and marketing of our products; and

     o    whether  any or  all  of our  outstanding  options  and  warrants  are exercised and the timing and amount of these exercises.

Many of the  foregoing  factors are not within our control.  If we need to raise additional  funds and such funds are not available on reasonable  terms,  we may have to reduce  our  capital  expenditures,  scale back our  development  of new
products,   reduce  our  workforce  and   out-license  to  others   products  or
technologies  that we  otherwise  would  seek to  commercialize  ourselves.  Any additional  equity  financing  will be  dilutive to  stockholders,  and any debt financing, if available, may include restrictive covenants.

OUR CURRENT  PRODUCTS  AND  POTENTIAL  NEW  PRODUCTS  ARE  SUBJECT TO  EXTENSIVE
GOVERNMENTAL REGULATION.

Our business is regulated by various agencies of the states and localities where our products are sold.  Governmental  regulations in foreign  countries where we plan to  commence  or expand  sales may  prevent or delay entry into a market or prevent or delay the introduction,  or require the reformulation,  of certain of our products.  In addition,  we cannot  predict  whether new domestic or foreign legislation regulating our activities will be enacted. Any new legislation could have  a  material  adverse  effect  on our  business,  financial  condition  and operations.  Non-compliance  with any applicable  requirements may subject us or the  manufacturers  of our products to  sanctions,  including  warning  letters, fines, product recalls and seizures.

COLD REMEDY AND HEALTH AND WELLNESS  PRODUCTS.  The  manufacturing,  processing, formulation,  packaging,  labeling and advertising of our cold remedy and health and wellness  products are subject to  regulation by several  federal  agencies, including:

     o    the FDA;

     o    the Federal Trade Commission ("FTC");

     o    the Consumer Product Safety Commission;

     o    the United States Department of Agriculture;

     o    the United States Postal Service;

     o    the United States Environmental Protection Agency; and

     o    the Occupational Safety and Health Administration.

In  particular,  the FDA  regulates  the safety,  labeling and  distribution  of dietary  supplements,  including  vitamins,  minerals and herbs, food additives, food supplements, over-the-counter and prescription drugs and cosmetics. The FTC also has  overlapping  jurisdiction  with the FDA to regulate the  promotion and advertising  of  vitamins,  over-the-counter  drugs,  cosmetics  and  foods.  In addition,  our cold remedy products are homeopathic remedies which are regulated by the Homeopathic  Pharmacopoeia of the United States  ("HPUS").  HPUS sets the standards for source,  composition and preparation of homeopathic remedies which are officially recognized in the Federal Food, Drug and Cosmetics Act of 1938.

PHARMA. The preclinical development,  clinical trials, product manufacturing and marketing  of Pharma's  potential  new products are subject to federal and state regulation in the United States and other countries. Clinical trials and product marketing  and  manufacturing  are subject to the  rigorous  review and approval processes of the FDA and foreign regulatory authorities. Obtaining FDA and other required  regulatory  approvals is lengthy and expensive.  Typically,  obtaining regulatory approval for pharmaceutical  products requires substantial  resources and takes  several  years.  The  length  of this  process  depends  on the type, complexity  and  novelty of the  product  and the nature of the disease or other indication to be treated.  Preclinical studies must comply with FDA regulations.
Clinical  trials  must also comply with FDA  regulations  and may require  large numbers of test  subjects,  complex  protocols  and possibly  lengthy  follow-up periods.  Consequently,  satisfaction of government regulations may take several years,  may cause delays in introducing  potential new products for considerable periods of time and may require imposing costly  procedures upon our activities.
If we cannot obtain regulatory approval of new products in a timely manner or at all we could be  materially  adversely  affected.  Even if we obtain  regulatory approval of new products,  such approval may impose limitations on the indicated
uses for  which  the  products  may be  marketed  which  could  also  materially adversely affect our business, financial condition and future operations.

OUR  BUSINESS  IS  VERY  COMPETITIVE  AND  INCREASED  COMPETITION  COULD  HAVE A
SIGNIFICANT IMPACT ON OUR EARNINGS.

Both the non-prescription  healthcare product and pharmaceutical  industries are highly competitive.  Many of our competitors have substantially  greater capital resources,  research and development  staffs,  facilities and experience than we
do.  These and other  entities may have or may develop new  technologies.  These technologies may be used to develop products that compete with ours.

We believe that our primary cold remedy product, Cold-Eeze(R), has a competitive advantage over other cold remedy products because it has been clinically  proven to reduce the severity and duration of common cold  symptoms.  We believe Darius has an advantage over its competitors  because it directly sells its proprietary health and  wellness  products  through  its  extensive  network of  independent distributors.  Competition in Pharma's  expected product areas would most likely
come  from  large   pharmaceutical   companies  as  well  as  other   companies,
universities  and research  institutions,  many of which have  resources  far in excess of our resources.

The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability, reliability and name recognition of its cold  remedy,  health  and  wellness  products  and  Pharma's  ability to successfully  develop  and  market  prescription  medications.  There  can be no assurance that we will be able to compete  successfully in the future. If we are unable to compete, our earnings may be significantly impacted.

OUR FUTURE  SUCCESS IS  DEPENDENT  ON THE  CONTINUED  SERVICES OF KEY  PERSONNEL
INCLUDING OUR CHAIRMAN OF THE BOARD OF DIRECTORS,  PRESIDENT AND CHIEF EXECUTIVE
OFFICER.

Our future  success  depends in large part on the  continued  service of our key personnel.  In  particular,  the loss of the  services  of Guy J.  Quigley,  our
Chairman  of the  Board,  President  and Chief  Executive  Officer  could have a material adverse effect on our operations.  We have an employment agreement with
Mr.  Quigley which expired on December 31, 2005.  Our future  success and growth also depends on our ability to continue to attract,  motivate and retain  highly qualified employees. If we are unable to attract,  motivate and retain qualified employees, our business and operations could be materially adversely affected.

OUR FUTURE SUCCESS DEPENDS ON THE CONTINUED EMPLOYMENT OF RICHARD A. ROSENBLOOM,
M.D., PH.D., WITH PHARMA.

Pharma's  potential new products are being developed  through the efforts of Dr.
Rosenbloom. The loss of his services could have a material adverse effect on our product development and future operations.

OUR FUTURE  SUCCESS  IS  DEPENDENT  ON THE  CONTINUED  ACCEPTANCE  OF THE DIRECT
SELLING  PHILOSOPHY,  THE  MAINTENANCE  OF OUR NETWORK OF  EXISTING  INDEPENDENT
DISTRIBUTOR   REPRESENTATIVES  AND  THE  RECRUITMENT  OF  ADDITIONAL  SUCCESSFUL
INDEPENDENT DISTRIBUTOR REPRESENTATIVES.

Darius markets and sells herbal  vitamins and dietary  supplements for the human condition through its network of independent  distributor  representatives.  Its products are sold to independent distributor  representatives who either use the products for their own personal  consumption  or resell them to  consumers.  The independent distributor  representatives receive compensation for sales achieved by means of a commission structure or compensation plan on certain product sales
of  certain   personnel   within  their   downstream   independent   distributor
representative  network. Since the independent  distributor  representatives are not employees of Darius,  they are under no  obligation  to continue  buying and selling  Darius'  products  and the loss of key  high-level  distributors  could negatively impact our future growth and profitability.

OUR FUTURE SUCCESS DEPENDS ON THE CONTINUED SALES OF OUR PRINCIPAL PRODUCT.

For  the  fiscal  year  ended  December  31,  2005,  our  Cold-Eeze(R)  products represented approximately 55% of our total sales. While we have diversified into health and wellness products,  our line of Cold-Eeze(R) products continues to be a major part of our  business.  Accordingly,  we have to depend on the continued
acceptance of Cold-Eeze(R) products by our customers.  However,  there can be no assurance  that our  Cold-Eeze(R)  products  will  continue  to  receive  market acceptance.  The inability to  successfully  commercialize  Cold-Eeze(R)  in the future,  for any reason,  would have a material  adverse effect on our financial condition, prospects and ability to continue operations.

WE HAVE A CONCENTRATION  OF SALES TO AND ACCOUNTS  RECEIVABLE FROM SEVERAL LARGE
CUSTOMERS.

Although  we  have  a  broad  range  of  customers   that  includes  many  large
wholesalers,  mass  merchandisers and multiple outlet pharmacy chains,  our five largest customers account for a significant  percentage of our sales. These five customers  accounted  for 29% of total sales for the fiscal year ended  December
31, 2005 and 29% of total sales for the fiscal year ended  December 31, 2004. In addition,  customers  comprising the five largest accounts  receivable  balances represented  47% and 48% of total accounts  receivable  balances at December 31,
2005 and 2004,  respectively.  We extend credit to our  customers  based upon an evaluation  of their  financial  condition  and  credit  history,  and we do not generally require collateral. If one or more of these large customers cannot pay us, the write-off of their  accounts  receivable  would have a material  adverse effect on our operations and financial  condition.  The loss of sales to any one or more of these large  customers  would also have a material  adverse effect on our operations and financial condition.

WE ARE DEPENDENT ON THIRD-PARTY  MANUFACTURERS  AND SUPPLIERS FOR OUR HEALTH AND
WELLNESS  PRODUCTS  AND  THIRD-PARTY  SUPPLIERS  FOR  CERTAIN OF OUR COLD REMEDY
PRODUCTS.

We do not  manufacture  any of  our  Health  and  Wellness  products,  nor do we manufacture any of the ingredients in these products.  In addition,  we purchase all  active  ingredients  that are raw  materials  used in  connection  with our
Cold-Eeze(R)  product from a single unaffiliated  supplier.  Should any of these relationships  terminate,  we believe that the  contingency  plans which we have formulated would prevent a termination from materially affecting our operations.
However,  if any of these  relationship  is  terminated,  there may be delays in production of our products until an acceptable  replacement facility is located.
We continue to look for safe and reliable multiple-location sources for products and raw  materials so that we can continue to obtain  products and raw materials in the  event of a  disruption  in our  business  relationship  with any  single manufacturer or supplier. While we have identified secondary sources for some of our products and raw materials,  our inability to find other sources for some of our other  products and raw materials may have a material  adverse effect on our operations.  In addition,  the terms on which  manufacturers  and suppliers will make products and raw materials  available to us could have a material effect on our success.

WE ARE UNCERTAIN AS TO WHETHER WE CAN PROTECT OUR PROPRIETARY RIGHTS.

The strength of our patent  position may be important to our long-term  success.
We  currently  own five  patents  in  connection  with  products  that are being developed by Pharma.  In addition,  we have been granted an exclusive  agreement for worldwide representation,  manufacturing,  marketing and distribution rights to a  zinc/gluconate/glycine  lozenge  formulation.  That  formulation  has been patented in the United States, Germany, France, Italy, Sweden, Canada and Great

Britain  and a patent is pending in Japan.  However,  this  patent in the United
States  expired in August 2004 and expired in June 2005 in all countries  except
Japan.

There can be no  assurance  that these  patents and our  exclusive  license will effectively protect our products from duplication by others. In addition, we may not be able to afford the expense of any  litigation  which may be  necessary to enforce  our rights  under any of our  patents.  Although  we  believe  that our current  and future  products do not and will not  infringe  upon the patents or violate  the  proprietary  rights of  others,  if any of our  current  or future products do infringe upon the patents or  proprietary  rights of others,  we may have to modify our products or obtain an additional  license for the manufacture and/or  sale of such  products.  We could also be  prohibited  from  selling the infringing  products.  If we are found to infringe on the proprietary  rights of others, we are uncertain whether we will be able to take corrective actions in a timely manner, upon acceptable terms and conditions,  or at all, and the failure to do so could have a  material  adverse  effect  upon our  business,  financial condition and operations.

We also use non-disclosure agreements with our employees, suppliers, consultants and customers to establish and protect the ideas,  concepts and documentation of our confidential non-patented and non-copyright protected proprietary technology and know-how.  However, these methods may not afford complete protection.  There
can  be  no  assurance   that  third  parties  will  not  obtain  access  to  or
independently   develop  our  technologies,   know-how,   ideas,   concepts  and
documentation,  which  could have a  material  adverse  effect on our  financial condition.

THE SALES OF OUR PRIMARY PRODUCT FLUCTUATES BY SEASON.

A  significant  portion of our business is highly  seasonal,  which causes major variations  in operating  results from quarter to quarter.  The third and fourth quarters  generally  represent  the  largest  sales  volume for our cold  remedy products.  There can be no assurance  that we will be able to manage our working capital needs and our inventory to meet the fluctuating demand for our products.
Failure to  accurately  predict and  respond to consumer  demand may cause us to produce excess inventory.  Conversely,  if products achieve greater success than anticipated for any given quarter, we may not have sufficient  inventory to meet customer demand.

OUR  EXISTING  PRODUCTS  AND OUR NEW  PRODUCTS  UNDER  DEVELOPMENT  EXPOSE US TO
POTENTIAL PRODUCT LIABILITY CLAIMS.

Our  business  exposes us to an inherent  risk of  potential  product  liability claims,  including claims for serious bodily injury or death caused by the sales of our existing products and the clinical trials of our products which are being developed.  These claims could lead to substantial  damage awards.  We currently maintain product liability insurance in the amount of, and with a maximum payout of, $15 million.  A successful claim brought against us in excess of, or outside of, our insurance  coverage could have a material  adverse effect on our results of operations and financial  condition.  Claims against us,  regardless of their merit or  eventual  outcome,  may also  have a  material  adverse  effect on the consumer demand for our products.

WE ARE  INVOLVED  IN  LAWSUITS  REGARDING  CLAIMS  RELATING  TO  CERTAIN  OF OUR
COLD-EEZE(R) PRODUCTS.

We are,  from time to time,  subject to various  legal  proceedings  and claims, either  asserted or unasserted.  Any such claims,  including  those contained in
Item 3 of this report,  whether with or without merit,  could be  time-consuming and expensive to defend and could divert  management's  attention and resources.
While  management   believes  we  have  adequate   insurance  coverage  and,  if
applicable,  accrued loss contingencies for all known matters,  we cannot assure that the  outcome of all current or future  litigation  will not have a material adverse effect on us.

A SUBSTANTIAL AMOUNT OF OUR OUTSTANDING COMMON STOCK IS OWNED BY OUR CHAIRMAN OF
THE BOARD AND PRESIDENT AND OUR EXECUTIVE  OFFICERS AND DIRECTORS AS A GROUP CAN
SIGNIFICANTLY INFLUENCE ALL MATTERS VOTED ON BY OUR STOCKHOLDERS.

Guy J.  Quigley,  our  Chairman  of the  Board,  President  and Chief  Executive
Officer,  through his beneficial ownership,  has the power to vote approximately
33.2% of our common  stock.  Mr.  Quigley and our other  executive  officers and directors collectively beneficially own approximately 48.7% of our common stock.
These  individuals  have  significant  influence over the outcome of all matters submitted  to  stockholders  for  approval,  including  election  of  directors.
Consequently,  they exercise substantial control over all of our major decisions which could prevent a change of control of us.

OUR STOCK PRICE IS VOLATILE.

The market price of our common  stock has  experienced  significant  volatility.
From January 1, 2002 to March 10, 2006,  our per share bid price has ranged from a low of  approximately  $2.03  to a high of  approximately  $16.94.  There  are several factors which could affect the price of our common stock,  some of which are announcements of technological innovations for new commercial products by us or our competitors,  developments  concerning  propriety rights,  new or revised governmental  regulation  or general  conditions in the market for our products.
Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our common stock.

FUTURE SALES OF SHARES OF OUR COMMON STOCK IN THE PUBLIC MARKET COULD  ADVERSELY
AFFECT THE TRADING  PRICE OF SHARES OF OUR COMMON STOCK AND OUR ABILITY TO RAISE
FUNDS IN NEW STOCK OFFERINGS.

Future sales of substantial  amounts of shares of our common stock in the public market,  or the  perception  that such sales are likely to occur,  could  affect prevailing trading prices of our common stock and, as a result, the value of the notes.  As of  March  10,  2006,  we  had  11,678,478  shares  of  common  stock outstanding.

We also have outstanding options to purchase an aggregate of 3,068,750 shares of common  stock at an average  exercise  price of $7.58 per share and  outstanding warrants to purchase an  aggregate  of  1,555,000  shares of common  stock at an exercise price of $4.76 per warrant. If the holders of these shares,  options or warrants were to attempt to sell a substantial amount of their holdings at once, the  market  price of our common  stock  would  likely  decline.  Moreover,  the perceived risk of this potential dilution could cause stockholders to attempt to sell their  shares and  investors  to "short" the stock,  a practice in which an investor  sells shares that he or she does not own at prevailing  market prices, hoping to purchase  shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of our common stock being  offered for sale to increase,  the common  stock's  market  price would  likely  further decline.  All of these events could combine to make it very  difficult for us to sell equity or equity-related  securities in the future at a time and price that we deem appropriate.

WE DO NOT INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid cash  dividends  on our common  stock since our  inception.  We currently intend to retain earnings,  if any, for use in our business and do not anticipate  paying any cash  dividends to our  stockholders  in the  foreseeable future.

OUR ARTICLES OF INCORPORATION AND BY-LAWS CONTAIN CERTAIN PROVISIONS THAT MAY BE
BARRIERS TO A TAKEOVER.

Our Articles of Incorporation  and By-laws contain certain  provisions which may deter,  discourage,  or make it  difficult  to assume  control  of us by another corporation or person through a tender offer,  merger,  proxy contest or similar transaction  or  series of  transactions.  These  provisions  may deter a future tender offer or other takeover  attempt.  Some  stockholders may believe such an offer to be in their best  interest  because it may  include a premium  over the market price of our common stock at the time. In addition,  these provisions may assist our current management in retaining its position and place it in a better position  to  resist  changes  which  some  stockholders  may  want  to  make if dissatisfied with the conduct of our business.

WE HAVE AGREED TO INDEMNIFY OUR OFFICERS AND DIRECTORS FROM LIABILITY.

Sections  78.7502 and 78.751 of the Nevada General  Corporation  Law allow us to indemnify  any person who is or was made a party to, or is or was  threatened to be made a party to,  any  pending,  completed,  or  threatened  action,  suit or proceeding because he or she is or was a director, officer, employee or agent of ours or is or was  serving at our request as a  director,  officer,  employee or agent of any corporation, partnership, joint venture, trust or other enterprise.
These  provisions  permit us to  advance  expenses  to an  indemnified  party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified  party to repay those amounts if it is later determined that the party is not entitled to  indemnification.  These provisions may also reduce the
likelihood  of  derivative   litigation   against  directors  and  officers  and
discourage or deter  stockholders  from suing directors or officers for breaches of their  duties  to us,  even  though  such an  action,  if  successful,  might otherwise  benefit us and our stockholders.  In addition,  to the extent that we expend funds to indemnify directors and officers,  funds will be unavailable for operational purposes.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.  PROPERTIES

The corporate office of The Quigley  Corporation is located at 621 Shady Retreat
Road,  Doylestown,  Pennsylvania.  This property,  with an area of approximately
13,000 square feet, was purchased in November 1998 and refurbished  during 1999.
The Company occupies  warehouse space in Las Vegas,  Nevada at a current monthly cost of $2,537. This Nevada location has a three-year lease that expires in July
2006.  In  addition  to storage  facilities  at the  manufacturing  subsidiary's locations,  the Company also stores product in a number of additional warehouses in Pennsylvania  with storage charges based upon the quantities of product being stored.

The manufacturing facilities of the Company are located in each of Elizabethtown and Lebanon,  Pennsylvania.  The facilities were purchased  effective October 1,
2004. In total, the facilities have a total area of approximately  73,000 square feet, combining both manufacturing and office space.

The Darius business in Utah is located at 867 East 2260 South, Provo, Utah, with an area of  approximately  28,350 square feet. The current monthly lease cost of this office and warehouse space is $11,772 with the leases set to expire in July
2007. The Company expects that these leases will be renewed or that  alternative spaces will be obtained.

The Company believes that its existing facilities are adequate at this time.

ITEM 3.  LEGAL PROCEEDINGS

         TESAURO AND ELEY VS. THE QUIGLEY CORPORATION

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

Discovery  has been  completed and trial that was  originally  scheduled for May
2004 has been continued pending  determination of certain dispositive  pre-trial motions  filed by the  Company  which have been argued and briefed and have been pending  before the Court for  determination  since March  2005.  The Company is vigorously defending this lawsuit and believes that the action lacks merit.

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
at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

                       POLSKI VS. THE QUIGLEY CORPORATION

On August 12, 2004, plaintiff filed an action against The Quigley Corporation in the District Court for Hennepin  County,  Minnesota,  which was not served until
September 2, 2004.  On September 17, 2004,  the Company  removed the case to the
United States  District Court for the District of Minnesota.  The action alleges that plaintiff suffered certain losses and injuries as a result of the Company's nasal spray product. Among the allegations of plaintiff are negligence, products liability,  alleged  breach of express  and implied  warranties,  and an alleged breach of the Minnesota Consumer Fraud Statute. Discovery should be completed in this matter within 120 days and trial is scheduled for October 2006.

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
Defense  counsel takes the position that the science  proposed in the litigation appears to be more  advanced  than the  science  which  exists in peer  reviewed medical  journals.  Whether the court will admit the  testimony  relating to the science behind plaintiff's  claims, is not a matter which we can predict at this time.

      ANGELFIRE, ARVIN, BELL, BROWN, EDWARDS, HOHNSTEIN, HOFFMAN, LAURENT,
                  MARTIN, RICHARDSON, RIGSBY, SEONE, SMALLEY,
              VAN BENTHEM AND WILLIAMS VS. THE QUIGLEY CORPORATION

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against the Company.  The  complaint was amended  on March 11,  2005 to add an  additional  eight (8)  plaintiffs  in the action. The action alleges that plaintiffs  suffered certain losses and injuries as a result of using the Company's nasal spray product. Among the allegations of plaintiffs  are  claims  that the  Company  is liable to them  based on  alleged negligence,  alleged strict  products  liability  (failure to warn and defective design), alleged breach of express warranty,  alleged breach of implied warrant, and an alleged violation of the Pennsylvania Unfair Trade Practices and Consumer
Protection Law and other consumer protection statutes.

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
at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiffs' claims, is not a matter which we can predict at this time.

               THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL

This action was commenced in November 2004 in the Court of Common Pleas of Bucks
County,  Pennsylvania.  In that action,  the Company is seeking  declaratory and injunctive  relief  against John C.  Godfrey,  Nancy Jane  Godfrey,  and Godfrey
Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze(R)
trade  name  and  trademark;   injunctive   relief  relating  to  the  Cold-Eeze
formulations and manufacturing methods; injunctive relief for breach of the duty
of  loyalty;   and  declaratory   judgment  pending  the  Company's  payment  of
commissions  to  defendants.  The Company's  Complaint is based in part upon the
Exclusive Representation and Distribution Agreement and the Consulting Agreement
(together the "Agreements") entered into between the defendants and the Company.
The Company  terminated  the  Agreements for the  defendants'  alleged  material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims  against the Company seeking remedies  relative to the Agreements.
The Company has moved to dismiss  portions of defendant's  counterclaims  on the grounds that they are meritless.

At the present time,  discovery is being  conducted by the Company on its claims and on the counterclaims brought by John C. Godfrey, et al.

The Company believes  Defendant's claims are without merit, and it is vigorously defending the counterclaims prosecuting its action on its complaint.  Based upon the  information  the Company has at this time,  it believes the action will not have a material impact to the Company. However, at this time no prediction as to the outcome can be made.

            AXIS SPECIALTY INSURANCE CO. VS. THE QUIGLEY CORPORATION

         This action,  filed in January 2005,  stems from a dispute  between the
Company and one of its excess liability insurance carriers, who seeks a judicial declaration of its insurance  coverage  obligations  concerning  certain product liability  claims related to the Company's  nasal spray  product.  The carrier's action  follows a  complaint  by the  Company  filed in  December  2004 with the
Pennsylvania  Insurance  Commission,  which ultimately sided with the Company in determining  that the carrier failed to observe proper  notification  procedures when it first sought to limit,  or  alternatively  to insure at a  substantially higher premium, its coverage obligations.

The Company  denied the material  allegations  of the carrier's  complaint,  and asserted its own counterclaim also seeking  declaratory  relief to establish the extent of its excess  liability  coverage.  Thereafter,  the parties  engaged in discovery  to  establish a record  upon which the court could  decide the matter based on summary  judgment  motions on the  carrier's  claims and the  Company's counterclaims.  Both parties sought summary judgment in motions submitted to the court in the fall of 2005.  On  February  16,  2006,  the court  handed down its ruling, in which the court granted in part and denied in part both the carrier's motion and the Company's  motion.  The effect of the court's  ruling is that the plaintiff insurer's  responsibility for excess coverage is limited to claims for damages for bodily injury or property  damage that occurred on or after April 6,
2004,  but leaves  uncertain  coverage  for claims  filed after April 6, 2004 by persons  who  contacted  the  Company  before  then.  Although  the  Company  is evaluating grounds for appeal, and cannot rule out an appeal by the carrier, the court's  ruling  both  clarifies  the  Company's  potential  exposure as well as establishes a basis for the Company to seek redress  against  parties liable for any lack of adequate excess insurance coverage for this exposure.

Based upon the  information the Company has at this time relative to the defense of claims  occurring  before April 6, 2004, the Company believes that the claims are without merit and is fully defending those claims through insurance counsel.
However,  at this  time no  prediction  as to the  outcome  can be made of these claims and whether insurance  coverage from the period prior to April 6, 2004 is adequate for coverage of all claims.

                CYNTHIA AARON VS. THE QUIGLEY CORPORATION, ET AL

On March 15,  2005, a complaint  was filed in the  Superior  Court for San Diego
County, California.  This complaint was served on the Company on April 21, 2005.
The plaintiff's  complaint  consists of causes of action sounding in negligence, negligent products liability,  breach of warranty of merchantability,  breach of express  warranty,  strict  products  liability and failure to warn.  The action alleges that the plaintiff  suffered  certain losses and injuries as a result of using  the  Company's  nasal  spray  product.  Discovery  in this  case  will be completed within 120 days and trial is scheduled for September 18, 2006.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no  prediction  as to the  outcome can be made.  Insurance  defense counsel  has  informed  the  Company  that  counsel  is unable to  evaluate  the likelihood of an  unfavorable  outcome at this time.  Defense  counsel takes the position that the science proposed in the litigation appears to be more advanced than the science which exists in peer  reviewed  medical  journals.  Whether the court  will admit the  testimony  relating  to the  science  behind  plaintiff's claims, is not a matter which we can predict at this time.

                    DOLORES SMITH VS. THE QUIGLEY CORPORATION

On May 25,  2005,  a complaint  was filed in the Court of Common  Pleas of Bucks
County,  Pennsylvania.  The complaint was served on the Company on or about June
14, 2005. The  plaintiff's  complaint  consists of counts of negligence,  strict product liability,  breach of express warranty,  breach of implied warranty, and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law
and other  Consumer  Protection  Statutes  relating to the use of the  Company's
COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

                RICHARD FLYNN VS. THE QUIGLEY CORPORATION, ET AL

On May 20, 2005, a complaint was filed in the Superior  Court of Orange  County,
California. This complaint was served on the Company on June 2, 2005. The action alleges that the plaintiff  suffered  certain losses and injuries as a result of using the Company's  nasal spray  product.  The complaint  consists of causes of action sounding in negligence, products liability, and punitive damages.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. In particular,  much of the complaint references acts of the Company during a period of time when it did not offer for sale the COLD-EEZE
Nasal Spray Product which is the basis of the plaintiff's  claim. Based upon the information the Company has at this time, it believes the action will not have a material  impact on the Company.  However,  at this time no prediction as to the outcome  can be made.  Defense  counsel  takes  the  position  that the  science proposed in the  litigation  appears to be more  advanced than the science which exists in peer  reviewed  medical  journals.  Whether  the court  will admit the testimony  relating to the science behind  plaintiff's  claims,  is not a matter which we can predict at this time.

               KEITH J. KOCHIE VS. THE QUIGLEY CORPORATION, ET AL

On August 2, 2005, a complaint was filed in the United States District Court for the Eastern  District of New York. The complaint was served on the Company on or about  September  1, 2005.  The  plaintiff's  complaint  consists  of counts for negligence,  strict product  liability,  breach of express  warranty,  breach of
implied  warranties,   fraudulent  misrepresentation,   fraudulent  concealment,
negligent  misrepresentation,  and fraud and deceit  relating  to the use of the
Company's COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending  those  actions.  Based upon the  information  the Company has at this time,  it believes  the action will not have a material  impact on the  Company.
However,  at this time no  prediction  as to the  outcome  can be made.  Defense counsel takes the position that the science  proposed in the litigation  appears to be more  advanced  than the science  which  exists in peer  reviewed  medical journals.  Whether  the court will admit the  testimony  relating to the science behind plaintiff's claims, is not a matter which we can predict at this time.

            DOMINIC DOMINIJANNI, SONJA FORSBERG-WILLIAMS, VINT PAYNE,
                       MURRAY LOU ROGERS, AND RANDY STOVER
                           VS. THE QUIGLEY CORPORATION

On January 6, 2006,  five (5) plaintiffs  filed an action in the Court of Common
Pleas of Bucks County,  Pennsylvania,  against the Company.  The action  alleges that the plaintiff suffered certain losses and injuries as a result of using the
Company's  nasal  spray  product.  The  complaint  was served on the  Company on
January 31,  2006.  Plaintiffs'  complaint  consists  of counts for  negligence,
strict  products  liability   (failure  to  warn),   strict  products  liability
(defective  design),  breach of express and implied  warranties,  and a claim of violations under the Pennsylvania Unfair Trade Practices and Consumer Protection
Law and other consumer protection statutes.

The Company  believes  plaintiffs'  claims are without  merit and is  vigorously defending  those  actions.  Based upon the  information  the Company has at this time,  it believes  the action will not have a material  impact on the  Company.
However,  at this time no  prediction  as to the  outcome  can be made.  Defense counsel takes the position that the science  proposed in the litigation  appears to be more  advanced  than the science  which  exists in peer  reviewed  medical journals.

Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiffs' claims, is not a matter which we can predict at this time.

                  GREG SCRAGG VS THE QUIGLEY CORPORATION, ET AL

On November 30, 2005,  an action was brought in the Colorado  District  Court in
Denver,  Colorado. The complaint was served on the Company soon thereafter.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's  nasal spray  product.  The complaint  consists of
counts   for   fraud   and   deceit    (fraudulent    concealment),    negligent
misrepresentation,  strict  liability  (failure  to warn),  and  strict  product liability (design defect).  On January 13, 2006, the case was removed to Federal
District Court.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

               GARRY KOMINAKIS VS. THE QUIGLEY CORPORATION, ET AL

On December 13, 2005,  an action was brought in the Superior  Court of the State of California (Western Division - Los Angeles).  The complaint was served on the
Company on December 27, 2005. The case was removed to Federal  District Court on
January 25, 2006. The action alleges that the plaintiff  suffered certain losses and  injuries  as a result of using  the  Company's  nasal  spray  product.  The
complaint  consists  of  counts  for  strict  liability  (products   liability),
negligence, and breach of implied and express warranties.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

          DARIUS INTERNATIONAL INC., AND INNERLIGHT INC., F/K/A DARIUS
             MARKETING INC. VS. ROBERT O. YOUNG AND SHELLEY R. YOUNG
                 (FEDERAL DISTRICT COURT - EASTERN DISTRICT, PA)

In this action, the Company seeks injunctive relief and monetary damages against two individuals for violation of a  non-competition  agreement  between a wholly owned subsidiary of the Company,  Innerlight  Inc., and the defendants,  each of whom are also under agreement to serve as consulting to the Company.

In late November,  2005, the Company  learned that the defendants had launched a line of nutritional  supplement products that competed with Innerlight products.
Defendants promoted their line of products by a website,  among other means. The
Company moved for a temporary  restraining  order against the defendants,  which the court denied; however, the court ordered expedited discovery and scheduled a preliminary  injunction  hearing.  Before the hearing,  the Company  amended its complaint to add counts  against  defendants for unfair  competition,  trademark infringement and other causes, which the court allowed. In response,  defendants initially  moved to dismiss  the case.  While not ruling on  defendants'  motion formally,  the court stated that it was inclined to deny the motion.  Defendants answered the  complaint and asserted nine  counterclaims,  including:  breach of contract;  breach of covenant of good faith and fair dealing; unjust enrichment;
conversion; common law trademark infringement; common law violation of the right to publicity;  violation of abuse of personal identity act;  injunctive  relief;
and declaratory relief.

After the preliminary  injunction hearing,  the parties briefed the court on the significance  of the hearing  evidence in  relation to the  parties'  respective claims.  On February  17, 2006,  the court held oral  argument on the motion for preliminary injunction. A ruling is expected by mid-March, 2006.

The Company believes that the defendants' counterclaims are without merit and is vigorously  defending those  counterclaims  and is prosecuting its action on its complaint.  Based upon the information the Company has at this time, it believes the counterclaim actions are without merit.  However, at this time no prediction as to the outcome can be made.

            ROBERT O. AND SHELLEY YOUNG VS. DARIUS INTERNATIONAL INC.
               AND INNERLIGHT INC., (UTAH THIRD PARTY COMPLAINTS)

On September 14, 2005, a third-party  complaint was filed by Shelley R. Young in
Fourth  District  Court in Provo,  Utah against  Innerlight  Inc. and its parent company,  Darius.  Robert O. Young has filed a motion to  intervene to join as a third-party  plaintiff with Shelley R. Young.  On November 3, 2005,  Shelley and
Robert Young filed a parallel suit also in Fourth District Court in Provo, Utah.
The allegations in both complaints  include,  but are not limited to, an alleged breach of contract by  Innerlight  Inc.  for  alleged  failures to make  certain payments  under  an  asset  purchase  agreement  entered  into  by all  parties.
Additional  allegations  stem from this  alleged  breach of  contract  including unjust  enrichment,  trademark  infringement and alleged  violation of rights of publicity.  The  plaintiffs  are seeking both  monetary and  injunctive  relief.
Innerlight Inc. has objected to the complaint in the third-party action based on procedural  deficiencies  and other grounds.  In the second action the Court has granted Innerlight Inc. and Darius permission to defer answering until the court can  determine  whether or not Provo,  Utah,  is the proper  venue to hear these allegations.

In connection with the Utah actions the Company has sued the Youngs in Equity in the Court of Common  Pleas of  Philadelphia  County,  PA,  and in United  States
District Court for the Eastern District of Pennsylvania. The Company has alleged breach of  contract,  including  but not  limited  to breach of  non-competition provisions  in a  consulting  agreement  between  the  parties  and  is  seeking unspecified  damages and injunctive relief. The Company believes the plaintiff's allegations  against Innerlight Inc. and Darius in Provo, Utah are without merit and it is vigorously defending against these claims.  Innerlight Inc. and Darius have filed motions to stay both actions filed in Utah pending  resolution of the litigation in PA.  Further,  the Company is actively  prosecuting  its state and federal actions in PA. However, at this time no prediction as to the outcome can be made.

          BRIGITTE YVON & KLAUS YVON VS. THE QUIGLEY CORPORATION, ET AL

On October 12, 2005,  the  Plaintiffs  instituted  an action  against  Caribbean
Pacific Natural  Products,  Inc. and other defendants for personal injuries as a result of being hit by a chair on the pool deck of Waikoloa Beach Marriott Hotel
d/b/a Outrigger Enterprises,  Inc. in Honolulu, Hawaii. On December 9, 2005, the
Company was added as an additional  defendant  without  notice to this case. The main defendant in the case is Caribbean Pacific Natural Products,  Inc. in which the Company  formerly held stock.  On January 22, 2003,  all  Caribbean  Pacific
Natural  Products  Inc.  shares  owned  by the  Company  were  sold to  Suncoast
Naturals, Inc. in return for stock of Suncoast Naturals, Inc. At the time of the accident,  the Company had no ownership  interest in Caribbean  Pacific  Natural
Products, Inc.

The  Company  believes  that the  plaintiffs'  claims are  without  merit and is vigorously  defending  this  action.  At the  present  time this matter is being defended by the Company's liability insurance carrier and a motion to dismiss is pending before the Federal District Court in Honolulu, Hawaii.

                 NICODROPS, INC. VS. QUIGLEY MANUFACTURING INC.

On  January  30,  2006,  QMI was put on  notice  of a claim by  Nicodrops,  Inc.
Nicodrops,  Inc. has claimed that the packaging contained  incorrect  expiration dates and caused it to lose sales through two (2)  retailers.  The total alleged sales  of  Nicodrops  was  approximately  $250,000  and  Nicodrops  is  claiming unspecified damages exceeding $2,000,000.

No suit has been filed.  The Company is investigating  this claim.  Based on its investigation to date, the Company believes the claim is without merit. However, at this time no prediction can be made as to the outcome of this case.

                          TERMINATED LEGAL PROCEEDINGS

                          LITIGATION - FORMER EMPLOYEES

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common  Pleas of Bucks  County,  Pennsylvania,  against the former  President of
Darius International Inc., its wholly owned subsidiary, following termination of such President.  The allegations in the complaint included, but were not limited to, an alleged breach of fiduciary duty owed to the Company.  The Company sought both  injunctive  and monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting  that the Court declare him the lawful owner of
55,000 stock options,  unspecified  damages  relating to an alleged breach of an oral contract and for  commissions  allegedly  owed. In addition,  the defendant requested  the return of certain  intellectual  property  used to  commence  and continue  Darius'  operations.  On April 15, 2005, a  Settlement  Agreement  and
Mutual  Release was  executed  between the  Company,  its  subsidiaries  and the defendants,  Ronald Howell,  Deborah Howell, Pro Pool, LLC, One Source, LLC, Pro
Marketing LLC, and Eric Kaytes. All of defendants'  counterclaims were withdrawn and dismissed with prejudice. In addition to the monetary consideration,  Howell surrendered  to the  Company for  cancellation  40,993  shares of the  Company's common stock and agreed to forego any claim for any additional stock,  warrants, stock options or other securities of or interest in the Company,  Darius, Darius
Marketing  Inc.,  and  Innerlight  Inc. that were or could have been made in the lawsuits. Defendant Kaytes surrendered options/warrants in the Company.

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
                                          Common Stock
                                          ------------
                              2005                           2004
                      -----------------------     ---------------------------
     Quarter Ended       High        Low             High           Low
     -------------       ----        ---             ----           ---

     March 31             $8.85     $7.27             $10.89       $8.50
     June 30              $9.28     $7.79             $10.29       $6.92
     September 30        $10.50     $8.41              $9.94       $7.35
     December 31         $16.94     $7.25              $9.92       $7.56

Such quotations  reflect  inter-dealer  prices,  without  mark-up,  mark-down or commission and may not represent actual transactions.

The  Company's   securities  are  traded  on  The  NASDAQ  National  Market  and consequently  stock  prices  are  available  daily as  generated  by The  NASDAQ
National Market established quotation system.

HOLDERS

As of December 31, 2005, there were  approximately  325 holders of record of the
Company's  Common Stock,  including  brokerage firms,  clearing  houses,  and/or depository firms holding the Company's  securities for their respective clients.
The exact number of beneficial  owners of the Company's  securities is not known but exceeds 400.

DIVIDENDS

The Company has not declared,  nor paid, any cash dividends on its Common Stock.
At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

WARRANTS AND OPTIONS

In addition to the Company's outstanding Common Stock, there are, as of December
31, 2005, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share  stated and expire on the date indicated, as follows:

    Description          Number      Exercise Price      Expiration Date
    -----------          ------      --------------      ---------------
      CLASS "E"         805,000         $1.7500           June 30, 2006
      CLASS "F"         200,000         $2.5000           November 4, 2006
      CLASS "G"         550,000        $10.0000           May 5, 2007
      Option Plan       396,500         $9.6800           December 1, 2007
      Option Plan       331,000         $5.1250           April 6, 2009
      Option Plan       260,750         $0.8125           December 20, 2010
      Option Plan       278,500         $1.2600           December 10, 2011
      Option Plan       314,500         $5.1900           July 30, 2012
      Option Plan        62,500         $5.4900           December 17, 2012
      Option Plan       415,000         $8.1100           October 29, 2013
      Option Plan       490,000         $9.5000           October 26, 2014
      Option Plan       520,000        $13.8000           December 11, 2015

At December 31, 2005,  there were 4,623,750  unexercised  and vested options and warrants of the Company's Common Stock available for exercise.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
                                                         Number of          Weighted          Number of Securities
                                                     Securities to be       Average         Remaining Available for
                                                        Issued Upon      Exercise Price   Future Issuance Under Equity
                                                        Exercise of      of Outstanding       Compensation Plans
                                                        Outstanding         Options &        (Excluding Securities
                  Plan Category                     Options & Warrants      Warrants         Reflected in Column A)
                                                            (A)               (B)                      (C)
--------------------------------------------------- -------------------- --------------- -- -------------------------

Equity Plans Approved by Security Holders (1)            3,068,750           $7.58                 1,184,000

Equity Plans Not Approved by Security Holders (2)        1,555,000           $4.76                     -

Total                                                    4,623,750           $6.63                 1,184,000

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

ITEM 6.   SELECTED FINANCIAL DATA

The following  table sets forth the selected  financial  data of the Company for and at the end of the years ended December 31, 2005, 2004, 2003, 2002 and 2001.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial Condition and Results of Operation" and the
Company's financial statements and notes thereto appearing elsewhere herein.

(Amounts in Thousands, Except                   Year Ended      Year Ended      Year Ended       Year Ended       Year Ended
 Per Share Data)                                December 31,    December 31,    December 31,     December 31,     December 31,
                                                   2005            2004            2003             2002             2001
                                                 --------------------------------------------------------------------------
STATEMENT OF INCOME DATA:
Net sales                                        $53,658         $43,948         $41,499          $29,272          $21,226
Total revenue                                     53,658          43,948          41,499           29,421           22,772
Gross profit                                      27,834          20,375          20,011           12,212           12,551
Income (loss) - continuing operations              3,217             453             729           (5,132)             934
Loss - discontinued operations (1)                  --              --               (54)          (1,322)            (718)

Net income (loss)                                  3,217             453             675           (6,454)             216

Basic earnings (loss) per share:
       Continuing operations                       $0.28           $0.04           $0.06           ($0.47)           $0.09

       Discontinued operations                      --              --              --             ($0.12)          ($0.07)
       Net income (loss)                           $0.28           $0.04           $0.06           ($0.59)           $0.02

Diluted earnings (loss) per share:
       Continuing operations                       $0.24           $0.03           $0.05           ($0.47)           $0.09

       Discontinued operations                      --              --              --             ($0.12)          ($0.07)
       Net income (loss)                           $0.24           $0.03           $0.05           ($0.59)           $0.02

Weighted average shares outstanding:
       Basic                                      11,661          11,541          11,467           10,894           10,675
       Diluted                                    13,299          14,449          14,910           10,894           10,751

                                                  As of           As of           As of            As of            As of
                                                December 31,    December 31,    December 31,     December 31,     December 31,
                                                   2005            2004            2003             2002             2001
                                                          -------------- ------------- ------------- -------------- -------------
BALANCE SHEET DATA:
Working capital                                  $20,682         $17,853         $18,257          $16,662          $18,626
Total assets                                      35,976          31,530          26,270           24,935           24,756
Debt                                               1,464           2,893              --               --               --
Stockholders' equity                             $25,320         $21,902         $20,787          $19,121          $21,200

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
          RESULTS OF OPERATION

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
QMI, which is an FDA approved  facility,  produces a variety of hard and organic candy for sale to third  party  customers  in addition  to  performing  contract manufacturing  activities for non-related  entities.  The Cold-Eeze(R)  products reported an improved sales  performance in 2005 due to effective product support by means of media and in-store advertising; the introduction of new Cold-Eeze(R)
flavors;  and  increased  consumer  demand  for  Cold-Eeze(R)  as  indicated  by
Information  Resources  Incorporated  (IRI) data. During 2005, the margin of the
Cold Remedy  segment was improved as a result of the impact of the  Cold-Eeze(R)
now being  produced by the  manufacturing  subsidiary  and  forming  part of the consolidated  results  of the  Company.  However,  these  gains  were  offset by substantially lower gross profit margins on the Contract Manufacturing segment's non cold remedy sales and non-manufacturing operating costs of the manufacturing subsidiary  being  included in current  operations  rather than being carried as inventory and cost of sales as was the case prior to October 1, 2004.

Our Health and Wellness  segment is operated through Darius  International  Inc.
("Darius"), a wholly owned subsidiary of the Company which was formed in January
2000  to  introduce  new  products  to the  marketplace  through  a  network  of independent distributor representatives. Darius is a direct selling organization specializing  in  proprietary  health and wellness  products.  The  formation of
Darius has provided diversification to the Company in both the method of product distribution  and the broader  range of products  available to the  marketplace, serving as a balance to the seasonal revenue cycles of the Cold-Eeze(R)  branded products.  This segment's 2005 net sales remained relatively  unchanged compared to  2004  due  to a  decline  in  the  number  of  active  domestic  independent distributor  representatives,  which  was  offset  by  this  segment's  gain  in international sales of 54.3%.

In January 2001, the Company formed an Ethical Pharmaceutical  segment,  Quigley
Pharma  Inc.  ("Pharma"),  that is under the  direction  of its  Executive  Vice
President and Chairman of its Medical Advisory Committee.  Pharma was formed for the  purpose of  developing  naturally  derived  prescription  drugs.  Pharma is currently  undergoing  research  and  development  activity in  compliance  with regulatory  requirements.  The Company is in the initial stages of what may be a lengthy process to develop these patent  applications into commercial  products.
The  Company  continues  to  invest  significantly  with  ongoing  research  and development activities of this segment.

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

EFFECT OF RECENT ACCOUNTING PRONOUNCEMENTS

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

In December  2004,  the FASB issued  Statement  123 (revised  2004),"SHARE-BASED
PAYMENT." The standard eliminates the  disclosure-only  election under the prior
SFAS 123 and requires the recognition of compensation  expense for stock options and  other  forms  of  equity  compensation  based  on  the  fair  value  of the instruments  on the date of grant.  The standard is  effective  for fiscal years beginning  after  June 15,  2005.  In March  2005,  the  Securities  &  Exchange
Commission (the "SEC") issued Staff  Accounting  Bulletin No. 107,  "Share-Based
Payment" ("SAB 107").  SAB 107  summarizes the views of the SEC staff  regarding the  interaction  between SFAS No. 123  (Revised  2004),  "Share-Based  Payment"
("SFAS 123R") and certain SEC rules and  regulations,  and is intended to assist in the initial implementation of SFAS 123R, which for the Company is required by the beginning of its fiscal year 2006. The Company had no unvested options as of
December 31, 2005 and  therefore  the adoption of this standard will not have an
impact  on  the  Company's   consolidated   balance  sheets  and  statements  of
operations, shareholders' equity and cash flows.

In  December  2004,  the FASB issued  Statement  153,"EXCHANGES  OF  NONMONETARY
ASSETS,  AN  AMENDMENT  OF APB  OPINION  NO.29."  The  standard  is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair  value of the assets  exchanged  and  eliminates  the  exception  under APB
Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance.  The standard is effective  for  nonmonetary  exchanges  occurring in fiscal periods  beginning  after June 15, 2005. The adoption of SFAS No. 153 did not have a material  impact on the  Company's  financial  position or results of operations.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally  accepted in the United States  requires  management to make estimates and assumptions  that affect the reported  amounts of assets and liabilities and disclosure of contingent  liabilities  at the dates of the financial  statements and the reported amounts of revenues and expenses during the reporting  periods.
Actual results could differ from those estimates.

The Company is organized into four different but related business segments, Cold
Remedy, Health and Wellness,  Contract Manufacturing and Ethical Pharmaceutical.
When providing for the appropriate sales returns, allowances, cash discounts and cooperative  advertising  costs,  each segment  applies a uniform and consistent method for making certain  assumptions for estimating  these provisions that are applicable to that specific  segment.  Traditionally,  these  provisions are not material to net income in the Health and  Wellness  and  Contract  Manufacturing
segments. The Ethical Pharmaceutical segment does not have any revenues.

The product in the Cold Remedy segment, Cold-Eeze(R), has been clinically proven in two  double-blind  studies to reduce the severity and duration of common cold symptoms.  Accordingly,  factors  considered in estimating the appropriate sales returns and allowances for this product  include it being: a unique product with limited competitors;  competitively priced;  promoted;  unaffected for remaining shelf life as there is no expiration  date;  monitored  for inventory  levels at major customers and third-party consumption data, such as Information Resources,
Inc. ("IRI").

At  December  31,  2005 and 2004 the  Company  included  reductions  to accounts receivable  for  sales  returns  and  allowances  of  $635,000  and  $1,109,000,
respectively,   and  cash  discounts  of  $178,000  and  $92,000,  respectively.
Additionally,  current  liabilities  at  December  31,  2005  and  2004  include
$1,067,072 and $743,000, respectively for cooperative advertising costs.

The  roll-forward of the sales returns and allowance  reserve ending at December
31 is as follows:

Account - Sales Returns & Allowances                                              2005               2004
--------------------------------------------------------------------------------------------------------------

Beginning balance                                                              $1,109,171          $403,850
Provision  made for future  charges  relative  to sales for each period           678,127         1,414,796
presented
Current provision related to discontinuation of Cold-Eeze(R) nasal spray          183,716           625,756
Actual returns & allowances recorded in the current period presented           (1,336,434)       (1,335,231)
                                                                            --------------     -------------
     Ending balance                                                              $634,580        $1,109,171
                                                                            ==============     =============

The reduction in the 2005 provision as compared to 2004 was  principally  due to the initiation of specific  limits on product  returns from  customers,  greater product  acceptance  and further  enhanced  evaluation  of return  requests from customers relative to the Cold Remedy segment.

Management  believes there are no material  charges to net income in the current period, related to sales from a prior period.

REVENUE

Provisions to reserves to reduce  revenues for cold remedy  products that do not have an  expiration  date,  include the use of  estimates,  which are applied or matched to the current sales for the period presented. These estimates are based on specific customer tracking and an overall historical  experience to obtain an effective  applicable  rate,  which is tested on an  annual  basis and  reviewed quarterly to ascertain the most  applicable  effective rate.  Additionally,  the monitoring of current occurrences,  developments by customer,  market conditions and any other occurrences that could affect the expected  provisions relative to net sales for the period presented are also performed.

A one percent deviation for these consolidated  reserve provisions for the years ended December 31, 2005,  2004 and 2003 would affect net sales by  approximately
$599,000,  $481,000 and  $455,000,  respectively.  A one percent  deviation  for cooperative  advertising  reserve  provisions  for the years ended  December 31,
2005, 2004 and 2003 could affect net sales by approximately  $352,000,  $275,000 and $241,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$184,000 and  $626,000 at December 31, 2005 and December 31, 2004,  respectively in the event of future  product  returns  following the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH SAME PERIOD 2004

Net sales for 2005 were $53,658,043 compared to $43,947,995 for 2004, reflecting an increase of 22.1% in 2005.  Revenues,  by segment, for 2005 were Cold Remedy,
$29,284,651;  Health and  Wellness,  $20,473,050;  and  Contract  Manufacturing,
$3,900,342,  as compared to 2004 when the revenues for each  respective  segment were $22,834,249, $20,361,391 and $752,355.

The Cold  Remedy  segment  reported a sales  increase in 2005 of  $6,450,402  or
28.2%.  During 2005 the Company  continued to strongly  support the Cold-Eeze(R)
product line through media and in-store  advertising and the introduction of new
Cold-Eeze(R)  flavors thereby increasing the profile of the product through line extension.  Cold-Eeze(R)  product unit  consumption  increased by 27% in 2005 as measured by Information Resources Incorporated (IRI) data.

The Health and  Wellness  segment's  net sales  increased in 2005 by $111,659 or
0.5%. International sales for this segment increased by 54.3% due to an increase in the number of independent international  distributor  representatives in 2005 with  offset  due to a decline  in the  number of  active  domestic  independent distributor representatives.

The Contract  Manufacturing segment refers to the third party sales generated by
QMI.  In addition  to the  manufacture  of the  Cold-Eeze(R)  product,  QMI also manufactures  a variety of hard and  organic  candies  under its own brand names along with other products on a contract manufacturing basis for other customers.
Sales for this  segment  in 2005  increased  by  $3,147,887  as the 2004  period consisted of three months activity.

Cost of sales from  continuing  operations for 2005 as a percentage of net sales was 48.1%, compared to 53.6% for 2004. The cost of sales percentage for the Cold
Remedy  segment  decreased  in 2005 by 6.2%  primarily  due to the impact of the discontinuation  of the nasal spray  product in 2004 and the  conclusion  of the
Company's  royalty  obligations  to the  founders  in May 2005.  The 2004  nasal product discontinuation  negatively impacted net sales by approximately $680,000 and resulted in an additional expense to cost of sales of approximately $672,000 due to obsolete product and materials. Remaining variations between the years is largely the result of product mix. The cost of sales  percentage  for the Health and Wellness  segment  increased in 2005 by 1.6% largely  attributable  to costs
associated  with  increased  international  sales  activity,   product  mix  and
variations in the independent  distributor  representative  commission cost. The
2005  consolidated  cost of sales  was  favorably  impacted  as a result  of the
consolidation   effects  of  the   manufacturing   facility  as  it  relates  to
Cold-Eeze(R). These gross profit gains of the Cold Remedy segment were offset by substantially lower gross profit margins for the Contract Manufacturing segment, which is significantly lower than the other operating segments.

Selling,  marketing  and  administrative  expenses  for  2005  were  $21,070,307 compared to  $16,960,313  in 2004.  The  increase in 2005 was  primarily  due to increased  sales  brokerage  commission  costs of $816,000 due to  significantly improved sales performance;  the addition of Quigley Manufacturing Inc., for the whole  of 2005  resulted  in  increased  selling  and  administration  costs  of
$1,276,459;  insurance costs increased by $435,920,  with the remaining increase largely due to increased payroll costs.  Selling,  marketing and  administrative expenses, by segment, in 2005 were Cold Remedy $13,519,967,  Health and Wellness
$5,249,296,  Pharma $724,394 and Contract Manufacturing  $1,576,650, as compared to 2004 of $11,068,726, $5,098,834, $492,562 and $300,191, respectively.

Research and development costs for 2005 and 2004 were $3,784,221 and $3,232,569, respectively.  Principally, the increase in research and development expenditure was the result of decreased  cold-remedy  related  product testing costs in 2005 compared  to  the  prior  year,  offset  by  increased  Pharma  study  costs  of approximately $756,000 in 2005.

During 2005,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$16,922,587 (68.1%) of the total operating expenses of $24,854,528,  an increase of 31.2% over the 2004 amount of $12,900,314 (63.9%) of total operating expenses of $20,192,882, largely the result of increased sales brokerage commission costs and increased  payroll costs in 2005. The 2005 amounts  reflect the inclusion of
QMI for the twelve months of 2005 compared to three months in 2004.

Total assets of the Company at December 31, 2005 and 2004 were  $35,975,639  and
$31,529,756,   respectively.   Working   capital   increased  by  $2,829,352  to
$20,682,262  at December 31, 2005.  The primary  influences  on working  capital during 2005 were: the increase in cash balances,  increased  account  receivable balances  due to  increased  sales,  increased  inventory on hand as a result of increased sales including  international  activity;  increased accrued royalties and sales  commissions  as a result of  litigation  between  the Company and the developer of  Cold-Eeze(R)  and increased  advertising  payable  balances due to increased  advertising  activity in the latter part of 2005 and related seasonal factors.

TWELVE MONTHS ENDED DECEMBER 31, 2004 COMPARED WITH SAME PERIOD 2003
Revenues  from  continuing  operations  for 2004 were  $43,947,995  compared  to
$41,499,163  for 2003,  reflecting  an  increase of 5.9% in 2004.  Revenues,  by
segment,  for  2004  were  Cold  Remedy,   $22,834,249;   Health  and  Wellness,
$20,361,391; and Contract Manufacturing,  $752,355, as compared to 2003 when the revenues for each respective segment were $20,474,969, $21,024,194 and zero. The
Contract Manufacturing segment refers to the third party sales generated by QMI.
In  addition  to  the  manufacture  of  the  Cold-Eeze(R)   product,   QMI  also
manufactures  a variety of hard and  organic  candies  under its own brand names along with other products on a contract manufacturing basis for other customers.
The 2004 revenues for the Cold Remedy  segment were  negatively  affected by the discontinuation  of the nasal  spray  product,  reducing  the 2004  revenues  by approximately  $680,000 as a result of actual and anticipated  product  returns.
Notwithstanding the discontinuation of the nasal spray product,  the Cold Remedy segment reported increased revenues which may be attributable to strategic media advertising during the early part of the cold season,  strong trade and consumer product  promotions,  and media  attention  during  the  fourth  quarter of 2004 following the reported scarcity of flu vaccine products. The Health and Wellness segment  reported reduced revenues in 2004 of $662,803 over the prior year. This segment experienced a reduction in domestic sales which were offset by increased sales to international markets of 135%.

Cost of sales from  continuing  operations for 2004 as a percentage of net sales was 53.6%, compared to 51.8% for 2003. The cost of sales percentage for the Cold
Remedy  segment  increased  in 2004 by 4.7%  primarily  due to the impact of the discontinuation  of the nasal  spray  product.  The  discontinuation  negatively impacted  net sales by  approximately  $680,000  and  resulted in an  additional expense to cost of sales of  approximately  $672,000 due to obsolete product and materials.  Remaining  variations  between  the years is  largely  the result of product mix. The cost of sales  percentage  for the Health and Wellness  segment increased  in 2004 by 1.2%  largely  attributable  to a charge of  approximately
$200,000 related to a reserve for expected obsolete inventory.

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

Research and development costs from continuing  operations in 2004 and 2003 were
$3,232,569 and $3,365,698,  respectively.  Principally, the decrease in research and  development  expenditure  was the result of decreased  Cold Remedy  related product  testing costs in 2004 compared to the prior year,  which were offset by increased Pharma study costs of approximately $261,000.

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
$26,269,759,  respectively. Working capital decreased by $404,444 to $17,852,910 at December 31, 2004.  The primary  influences  on working  capital  during 2004 were: the increase in cash balances,  decreased account receivable  balances due to  attentive  collections,  reductions  in  inventory  on hand as a  result  of increased  revenues;  increased  liabilities due to current portion of long term debt of  $428,571  related  to the  acquisition  of certain  assets,  (primarily property,  plant and  equipment),  and assumption of certain  liabilities of the former contract  manufacturer,  JoEl, Inc., now QMI, along with the inclusion of assets and liabilities relating to QMI at December 31, 2004, and the increase in advertising payable balances due to increased advertising activity in the latter part of 2004.

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
The loan is payable in eighty-four equal monthly  principal  payments of $35,714 commencing  November 1, 2004,  and such  amounts  payable are  reflected  in the consolidated  balance sheet as current  portion of long-term  debt  amounting to
$428,571  and  long  term  debt  amounting  to  $1,035,715.  The  Company  is in compliance with all related loan covenants.

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
2007.  However,  the Company and the developer are in litigation and as such, no potential  offset  from such  litigation  for these fees have been  recorded.  A founder's  commission totaling 5%, on sales collected,  less certain deductions, has been paid to two of the officers of the Company,  who are also directors and stockholders  of the  Company,  and whose  agreements  expired in May 2005.  The expenses for the  respective  periods  relating to such  agreements  amounted to
$1,745,748,  $2,058,965  and  $1,805,294  for the twelve  months  periods  ended
December  31,  2005,  2004 and 2003,  respectively.  Amounts  accrued  for these expenses  at  December  31,  2005  and  2004  were  $2,077,411  and  $1,129,654, respectively.

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of net sales collected, for exclusivity, consulting, marketing presentations, confidentiality and non-compete arrangements. Amounts paid or payable under such agreement  during 2005,  2004 and 2003 were  $838,607,  $800,881  and  $880,091, respectively. Amounts payable under such agreement at December 31, 2005 and 2004 were $58,597 and $60,876, respectively.

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2005, 2004 and
2003, of $227,701,  $335,226,  and $255,078,  respectively.  The future  minimum lease obligations under these operating leases are approximately $240,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $20,682,262  and $17,852,910 at December 31,
2005 and 2004,  respectively.  Changes  in  working  capital  overall  have been primarily due to the following  items:  cash balances  increased by  $2,518,729;
account  receivable  balances increased by $1,504,161 due to increased sales and effective  collection  practices;  inventory  increased by $445,382 due to sales growth and product line  extensions  along with  increased  international  sales activity;  accrued advertising  increased by $941,403 due to variations in media advertising scheduling between years and seasonal factors; accrued royalties and sales commissions  increased by $1,505,517 largely due to the effects of certain litigation in progress.  Long-term  debts decreased by $1,428,571 as a result of the  prepayment  of  $1,000,000  in April 2005 against  this debt and  recurring monthly principal repayments.  This item relates to the loan liability following the  acquisition  of JoEl,  Inc.  effective  October  1, 2004  while the  assets acquired are presented in property, plant and equipment.  Total cash balances at
December 31, 2005 were $16,885,170 compared to $14,366,441 at December 31, 2004.

Management believes that its strategy to establish  Cold-Eeze(R) as a recognized brand name, its broader range of products, its diversified  distribution methods
as  it  relates  to  the  Health  and  Wellness   business   segment,   adequate
manufacturing  capacity,  and growth in international  sales,  together with its current  working  capital,  should provide an internal source of capital to fund the  Company's  business  operations.  The Cold  Remedy and Health and  Wellness segments  contribute  current  expenditure  support in  relation  to the Ethical
Pharmaceutical segment. In addition to anticipated funding from operations,  the
Company  and its  subsidiaries  may in the  short and long  term  raise  capital through the issuance of equity securities to finance anticipated growth.

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

CONTRACTUAL OBLIGATIONS

The Company's  future  contractual  obligations  and commitments at December 31,
2005 consist of the following:

                                                               Payment Due by Period
                                                               ---------------------
                                                 Less than        1-3            4-5         More than
    Contractual Obligations         Total         1 year         years          years         5 years
-------------------------------- ------------- -------------- ------------- --------------- ------------
Long-Term Debt Obligations (1)     $1,464,286       $428,571      $857,142        $178,573        -
Operating Lease Obligations           271,000        180,000        91,000         -              -
Purchase Obligations                   62,000         62,000        -              -              -
Research and Development            3,230,000      3,230,000        -              -              -
Advertising                         1,000,000      1,000,000        -              -              -

                                 ------------- -------------- ------------- --------------- ------------
Total Contractual Obligations      $6,027,286     $4,900,571      $948,142        $178,573       -
                                 ============= ============== ============= =============== ============

(1)  See  Note 7,  "Long-Term  Debt"  to the  Company's  consolidated  financial statements for additional information on long-term debt obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's  operations are not subject to risks of material  foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices.  The Company  places its marketable  investments in instruments  that meet high credit quality standards.  The Company does not expect material losses with respect to its investment  portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in  short-term  interest  rates  would not have a material  impact on the
Company's future  earnings,  fair value, or cash flows related to investments in cash  equivalents or  interest-earning  marketable  securities.  At December 31,
2005,  the Company had $1.5 million of variable  rate debt. If the interest rate on the debt were to increase or  decrease  by 1% for the year,  annual  interest expense would increase or decrease by approximately $15,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                              Page
                                                                                        ----

Balance Sheets as of December 31, 2005 and 2004                                         F-1

Statements of Operations for the years ended December 31, 2005, 2004, and 2003          F-2

Statements of Stockholders' Equity for the years ended December 31, 2005, 2004,
     and 2003                                                                           F-3

Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003          F-4

Notes to Financial Statements                                                           F-5 to F-26

Responsibility for Financial Statements                                                 F-27

Report of Independent Registered Public Accounting Firm
     Amper, Politziner & Mattia, P.C.                                                   F-28

Report of Independent Registered Public Accounting Firm
     PricewaterhouseCoopers LLP                                                         F-29

                                                      THE QUIGLEY CORPORATION
                                                    CONSOLIDATED BALANCE SHEETS

                               ASSETS
                                                                                         December 31,2005       December 31, 2004
                                                                                       -------------------      ------------------

CURRENT ASSETS:

      Cash and cash equivalents                                                               $16,885,170             $14,366,441
      Accounts receivable (net of doubtful accounts of $354,972 and $311,764)                   7,880,140               6,375,979
      Inventory                                                                                 3,900,064               3,454,682
      Prepaid expenses and other current assets                                                 1,582,851                 764,359
                                                                                       -------------------      ------------------
          TOTAL CURRENT ASSETS                                                                 30,248,225              24,961,461
                                                                                       -------------------      ------------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                             5,585,793               6,473,688
                                                                                       ==================       ==================

OTHER ASSETS:
      Goodwill                                                                                    30,763                  30,763
      Other assets                                                                                110,858                  63,844
                                                                                       -------------------      ------------------
           TOTAL OTHER ASSETS                                                                     141,621                  94,607
                                                                                       -------------------      ------------------

TOTAL ASSETS                                                                                  $35,975,639             $31,529,756
                                                                                       ===================      ==================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of long-term debt                                                          $428,571                $428,571
      Accounts payable                                                                            771,819                 978,401
      Accrued royalties and sales commissions                                                   3,301,598               1,796,081
      Accrued advertising                                                                       2,860,414               1,919,011
      Other current liabilities                                                                 2,203,561               1,986,487
                                                                                      --------------------      ------------------
           TOTAL CURRENT LIABILITIES                                                            9,565,963               7,108,551
                                                                                      --------------------      ------------------

LONG-TERM DEBT                                                                                  1,035,715               2,464,286

MINORITY INTEREST                                                                                  54,314                  54,980

COMMITMENTS AND CONTINGENCIES  (NOTE 9)

STOCKHOLDERS' EQUITY:

      Common stock, $.0005 par value; authorized 50,000,000;
        Issued: 16,360,524 and 16,285,796 shares                                                    8,180                   8,143
      Additional paid-in-capital                                                               35,404,803              35,203,816
      Retained earnings                                                                        15,094,823              11,878,139
      Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                           (25,188,159)            (25,188,159)
                                                                                      --------------------       -----------------
           TOTAL STOCKHOLDERS' EQUITY                                                          25,319,647              21,901,939
                                                                                      --------------------       -----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $35,975,639             $31,529,756
                                                                                      ====================      ==================

           See accompanying notes to consolidated financial statements

                                       F-1

                                               THE QUIGLEY CORPORATION
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Year Ended           Year Ended          Year   Ended
                                                          December 31, 2005    December 31, 2004   December 31, 2003
                                                         ------------------    -----------------   -----------------

NET SALES                                                      $53,658,043          $43,947,995         $41,499,163
                                                         ------------------    -----------------    ----------------

COST OF SALES                                                   25,824,085           23,573,126          21,487,763
                                                         ------------------    -----------------    ----------------

GROSS PROFIT                                                    27,833,958           20,374,869          20,011,400
                                                         ------------------    -----------------    ----------------

OPERATING EXPENSES:
      Sales and marketing                                        8,414,065            7,140,365           6,166,318
      Administration                                            12,656,242            9,819,948           9,843,846
      Research and development                                   3,784,221            3,232,569           3,365,698
                                                         ------------------    -----------------    ----------------
TOTAL OPERATING EXPENSES                                        24,854,528           20,192,882          19,375,862
                                                         ------------------    -----------------    ----------------

INCOME FROM OPERATIONS                                           2,979,430              181,987             635,538
                                                         ------------------    -----------------    ----------------

OTHER INCOME  (EXPENSE)
      Interest income                                              402,580              104,339              93,385
      Interest expense
                                                                  (100,326)             (32,250)                -
      Gain on dividend-in-kind                                           -              198,786                 -

TOTAL OTHER INCOME, NET                                            302,254              270,875              93,385
                                                         ------------------    -----------------    ----------------

INCOME FROM CONTINUING OPERATIONS BEFORE TAXES                   3,281,684              452,862             728,923
                                                         ------------------    -----------------    ----------------

INCOME TAXES                                                        65,000                    -                   -
                                                         ------------------    -----------------    ----------------

INCOME FROM CONTINUING OPERATIONS                                3,216,684              452,862             728,923
                                                         ------------------    -----------------    ----------------

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                                      -                     -             (54,349)

                                                         ------------------    -----------------    ----------------
NET INCOME                                                      $3,216,684             $452,862            $674,574
                                                         ==================    =================    ================

BASIC EARNINGS PER COMMON SHARE:
  Income from continuing operations                                  $0.28                $0.04               $0.06
  Loss from discontinued operations
                                                                         -                    -                   -
                                                         ------------------    -----------------    ----------------
  Net Income                                                         $0.28                $0.04               $0.06
                                                         ==================    =================    ================

DILUTED EARNINGS PER COMMON SHARE:
  Income from continuing operations                                  $0.24                $0.03               $0.05
  Loss from discontinued operations
                                                                         -                    -                   -
                                                         ------------------    -----------------    ----------------
  Net Income                                                         $0.24                $0.03               $0.05
                                                         ==================    =================    ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                     11,660,561           11,541,012          11,467,087
                                                         ==================    =================    ================

      Diluted                                                   13,299,162           14,449,334          14,910,246
                                                         ==================    =================    ================

           See accompanying notes to consolidated financial statements
                                      F-2

                                                      THE QUIGLEY CORPORATION
                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       Common                      Additional
                                        Stock           Issued       Paid-in-        Treasury        Retained
                                       Shares           Amount       Capital           Stock         Earnings          Total
                                     ---------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2002             11,456,617         $8,051     $33,290,222    ($25,188,159)    $11,010,703      $19,120,817
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                               133,014                                          133,014

Tax benefit allowance
                                                                       (133,014)                                        (133,014)
Warrants issued for service                                             975,000                                          975,000
Proceeds from options and warrants
exercised                                 46,409             23          16,227                                           16,250

Net income                                                                                              674,574          674,574
                                     ---------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2003             11,503,026          8,074      34,281,449     (25,188,159)     11,685,277       20,786,641
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                                                                                 67,675
                                                                         67,675
Tax benefit allowance                                                   (67,675)
                                                                                                                         (67,675)
Shares issued for net asset
  acquisition, net of registration
  fees                                   113,097             58         895,392                                          895,450

Proceeds from options exercised           23,620             11          26,975                                           26,986

Dividend-in-kind                                                                                       (260,000)        (260,000)

Net Income                                                                                              452,862          452,862
                                     ---------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2004             11,639,743          8,143      35,203,816     (25,188,159)     11,878,139       21,901,939
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock
                                                                     249,453                                         249,453
Tax benefit allowance                                                  (249,453)                                        (249,453)

Proceeds from options exercised           74,728             37          200,987                                          201,024

Net Income                                                                                            3,216,684         3,216,684
                                     ---------------------------------------------------------------------------------------------
BALANCE DECEMBER 31, 2005             11,714,471         $8,180      $35,404,803    ($25,188,159)   $15,094,823    $25,319,647
                                     ---------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements
                                       F-3

                                                 THE QUIGLEY CORPORATION
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended            Year Ended            Year Ended
                                                          December 31, 2005     December 31, 2004     December 31, 2003
                                                         -------------------   -------------------   -------------------
OPERATING ACTIVITIES:
Net income                                                       $3,216,684              $452,862              $674,574
                                                         -------------------   -------------------   -------------------
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  PROVIDED BY (USED IN) CONTINUING OPERATIONS:
  Loss from discontinued operations                                    --                    --                  54,349
  Depreciation and amortization                                   1,404,107               622,348               473,593
  Gain on dividend-in-kind                                             --                (198,786)                 --
  Gain on the sales of fixed assets                                  (3,907)                 --                    --
  Bad debts provision                                                98,751                25,289                71,030

  (INCREASE) DECREASE IN ASSETS:
       Accounts receivable                                       (1,602,912)            1,460,615            (3,744,790)
       Inventory                                                   (445,382)            1,198,221               773,858
       Prepaid expenses and other current assets                   (896,552)               47,298              (243,480)
       Other assets                                                   3,748               (33,611)                 --

  INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable                                            (206,582)              454,265               129,461
       Accrued royalties and sales commissions                    1,505,517               201,624               447,962
       Accrued advertising                                          941,403               564,475              (205,041)
       Other current liabilities                                    250,614              (134,573)              656,608
                                                         -------------------   -------------------   -------------------
                 TOTAL ADJUSTMENTS                                1,048,805             4,207,165            (1,586,450)
                                                         -------------------   -------------------   -------------------

NET CASH PROVIDED BY  (USED IN)
OPERATING ACTIVITIES                                              4,265,489             4,660,027              (911,876)
                                                         -------------------   -------------------   -------------------

INVESTING ACTIVITIES:
  Capital expenditures                                             (531,213)             (310,139)             (555,016)
  Cost of assets acquired, net of registration fees                    --              (4,295,380)                 --
  Proceeds from the sale of fixed assets                             12,000                  --                    --
                                                         -------------------   -------------------   -------------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                       (519,213)           (4,605,519)             (555,016)
                                                         -------------------   -------------------   -------------------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                   --               3,000,000                  --
  Principal payments on long-term debt                           (1,428,571)             (107,142)                 --
  Stock options and warrants exercised                              201,024                26,986                16,250
                                                         -------------------   -------------------   -------------------

NET CASH FLOWS (USED IN) PROVIDED BY
  FINANCING ACTIVITIES                                           (1,227,547)            2,919,844                16,250
                                                         -------------------   -------------------   -------------------

  CASH USED IN OPERATING ACTIVITIES OF
  DISCONTINUED OPERATIONS                                              --                    --                 (54,349)
                                                         -------------------   -------------------   -------------------

NET INCREASE (DECREASE) IN CASH                                   2,518,729             2,974,352            (1,504,991)

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                         14,366,441            11,392,089            12,897,080
                                                         -------------------   -------------------   -------------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                                 $16,885,170           $14,366,441           $11,392,089
                                                         ===================   ===================   ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     CASH PAID FOR:
        Interest                                                   $100,326               $32,250                  --
        Taxes                                                        65,000                  --                    --

     NON-CASH INVESTING AND FINANCING:
        Common stock issued for net assets acquired                    --                $977,158                  --

           See accompanying notes to consolidated financial statements
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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Consolidated  Financial  Statements  include the accounts of the Company and its wholly owned subsidiaries.  All inter-company transactions and balances have been  eliminated.  Effective  March 31, 2004, the financial  statements  include consolidated  variable  interest  entities  ("VIEs") of which the Company is the primary  beneficiary  (see  discussion in Note 4, "Variable  Interest  Entity").
Certain  prior period  amounts have been  reclassified  to conform with the 2005 presentation.

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

Provisions to these reserves  within the Cold Remedy segment  include the use of such estimates, which are applied or matched to the current sales for the period presented.  These  estimates  are based on  specific  customer  tracking  and an overall historical  experience to obtain an applicable effective rate. Estimates for sales returns are tracked at the specific  customer  level and are tested on an annual  historical  basis,  and  reviewed  quarterly,  as is the estimate for cooperative  advertising costs. Cash discounts follow the terms of sales and are taken by  virtually  all  customers.  Additionally,  the  monitoring  of current
occurrences,   developments  by  customer,   market  conditions  and  any  other
occurrences that could affect the expected  provisions for any future returns or allowances,  cash discounts and  cooperative  advertising  costs relative to net sales for the period presented are also performed.

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
inventory  of  $369,508  and  $1,388,590  as of  December  31,  2005  and  2004,
respectively.   The  majority  of  the  2004   provision   was  related  to  the
discontinuation  of the  Cold-Eeze(R)  Cold Remedy Nasal Spray  product in 2004.
Inventories  included raw material,  work in progress and  packaging  amounts of approximately  $1,340,000  and  $1,087,000 at December 31, 2005 and December 31,
2004, respectively, with the remainder comprising finished goods.

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

GOODWILL AND INTANGIBLE ASSETS

Goodwill is not amortized but reviewed  annually for impairment  when events and circumstances  indicate  the  carrying  amount may not be  recoverable  or on an annual basis.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require
collateral.   The  Company's  broad  range  of  customers  includes  many  large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant  percentage of sales volume,  representing 29% for the year ended  December 31, 2005,  27% for the year ended December 31, 2004 and 23%
for the year ended  December 31,  2003.  Customers  comprising  the five largest accounts receivable  balances  represented 47% and 48% of total trade receivable balances at December  31, 2005 and 2004,  respectively.  During  2005,  2004 and
2003,  approximately 92%, 93% and 97%,  respectively,  of the Company's revenues were  generated  in  the  United  States  with  the  remainder  attributable  to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  55%, 52% and 49% of total  revenues in the twelve month periods ended December 31, 2005, 2004 and 2003,  respectively.  The Health and Wellness segment approximated 38%, 46% and 51%, for the twelve month periods ended December 31, 2005, 2004 and 2003, respectively. The Contract Manufacturing segment  approximated  7% and 2% for the twelve month periods ended December 31,
2005 and 2004, respectively.

Raw materials used in the production of the products are available from numerous sources.  Raw  materials  for the  Cold-Eeze(R)  lozenge  product are  currently procured  from a single  vendor in order to secure  purchasing  economies.  In a situation where this one vendor is not able to supply QMI with the  ingredients, other sources have been  identified.  Should these product sources  terminate or discontinue  for any reason,  the Company has  formulated a contingency  plan in order to prevent such  discontinuance  from  materially  affecting the Company's operations.  Any such termination may,  however,  result in a temporary delay in production  until  the  replacement  facility  is  able to  meet  the  Company's production requirements.

Darius' products for resale can be sourced from several suppliers.  In the event that such sources were no longer in a position to supply  Darius with  products, other vendors have been identified as reliable alternatives with minimal adverse loss of business.

LONG-LIVED ASSETS

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable  through future undiscounted cash flows. If it is determined  that an impairment  loss has occurred  based on the expected cash flows compared to the related asset value,  an impairment  loss is recognized in the Statement of Operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $634,580  for future  sales  returns and $533,250 for other allowances as of December 31, 2005 and  $1,109,171  and $404,221 at December 31,
2004,  respectively.  The 2005 and 2004  reserve  balances  include a  remaining returns  provision at December  31, 2005 and December 31, 2004 of  approximately
$184,000 and  $626,000,  respectively,  in the event of future  product  returns following  the  discontinuation  of the  Cold-Eeze(R)  Cold  Remedy  Nasal Spray
product  in  September  2004.  The  reserves  also  include an  estimate  of the uncollectability  of accounts  receivable  resulting in a reserve of $354,972 at
December 31, 2005 and $311,764 at December 31, 2004.

COST OF SALES

For the Cold  Remedy  Segment,  in  accordance  with  contract  terms,  payments calculated  based upon net sales collected to the patent holder of the Cold-Eeze formulation and payments to the corporation founders and developers of the final
saleable   Cold-Eeze(R)   product   amounting  to  $1,745,748,   $2,052,746  and
$1,805,294,  respectively,  at December 31, 2005, 2004 and 2003 are presented in the financial statements as cost of sales.

In the Health and Wellness  Segment,  agreements  with  Independent  Distributor
Representatives  ("IR's")  require  payments to them to be calculated based upon net  commissionable  sales of other  IR's in their  down-line  and not on any of their  individual  purchases  of  products  including  not  taking  title to the products  that are sold by other  IR's.  In  accordance  with  EITF  01-9,  such payments to the IR's do not qualify as a reduction of the selling price as these payments are not offered as an  allowance  or as a  percentage  rebate of direct purchases  made,  and the  IR's  are not  offered  any  cooperative  advertising incentives  of any type.  Such  payments,  among other  factors,  are related to expand the cycle of additional IR's and for maintaining the distribution channel for this segment's products.

Accordingly, such distribution payments amounting to $9,207,613,  $9,053,612 and
$9,439,100,  respectively,  at December 31, 2005, 2004 and 2003 are presented in the financial statements as cost of sales.

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

Expense  relating to options  granted to  non-employees  has been  appropriately recorded in the periods  presented  based on fair  values as  determined  by the
Black-Scholes  pricing model  dependent upon the  circumstances  relating to the specific grants.

The Company used the Black-Scholes  pricing model to determine the fair value of
stock  options  granted  during  the  periods   presented  using  the  following
assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price  volatility of 58.3% for the year ended December 31,
2005,  expected stock price  volatility of 49.8% for the year ended December 31,
2004,  ranging  between  67.9% and 120% for the year ended  December  31,  2003;
expected dividend yield of 0% and risk-free  interest rate of 4.46% for the year ended December 31, 2005;  expected  dividend yield of 0% and risk-free  interest rate of 3.3% for the year ended December 31, 2004, expected dividend yield of 0%
and  risk-free  interest  rate of  between  3.37%  and 4.5%  for the year  ended
December  31,  2003.  The  impact  of  applying  SFAS No.  123 in this pro forma disclosure is not indicative of the impact on future years'  reported net income as SFAS No. 123 does not apply to stock  options  granted prior to the beginning of fiscal year 1996 and additional stock options awards may be granted in future years. All options were immediately vested upon grant.

The Company  applies  Accounting  Principles  Board Opinion No. 25 ("APB 25") in
accounting  for its grants of options to employees.  Under the  intrinsic  value method  prescribed  by APB 25, no  compensation  expense  relating  to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2005,  2004 and 2003 had been  determined  under the fair  value  method of  Statement  of  Financial
Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based  Compensation,"
the  Company's  net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             Year Ended            Year Ended         Year Ended
                                                             December 31,          December 31,       December 31,
                                                                2005                  2004               2003
                                                          -----------------    ----------------    --------------
  Net income
     As reported                                             $3,216,684              $452,862           $674,574

  Add: Stock-based compensation expense included in
  reported net income as determined under the intrinsic
  value method                                                   -                      -                   -

  Deduct: Adjustment to stock-based employee
  compensation expense as determined under the fair
  value based method                                         (3,884,400)           (2,230,000)        (2,026,720)

                                                          --------------------------------------------------------
     Pro forma net loss                                       ($667,716)          ($1,777,138)       ($1,352,146)
                                                          --------------------------------------------------------

  Basic earnings (loss) per share
     As reported                                                  $0.28                 $0.04              $0.06
     Pro forma                                                   ($0.06)               ($0.15)            ($0.12)
  Diluted earnings (loss) per share
     As reported                                                  $0.24                 $0.03              $0.05
     Pro forma                                                   ($0.05)               ($0.15)            ($0.12)

Expense  relating to warrants granted to  non-employees  has been  appropriately recorded in the periods  presented  based on fair  values as  determined  by the
Black Scholes  pricing model  dependent upon the  circumstances  relating to the specific grants.

A total of 520,000, 500,000, and 424,000 stock options were granted to employees and non-employees in 2005, 2004 and 2003, respectively.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as part of net sales;  and free product,  which is accounted for as part of cost of sales.  Advertising  costs incurred for the years ended December 31, 2005,  2004 and 2003 were $8,688,233, $6,584,600, and $5,483,465,  respectively. Included in prepaid  expenses and other  current  assets was $96,050 and $41,375 at December
31, 2005 and 2004 relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the  years  ended  December  31,  2005,  2004  and  2003  were
$3,784,221, $3,232,569 and $3,365,698,  respectively.  Principally, research and development  costs are related to Pharma's study activities and costs associated with Cold-Eeze(R).

INCOME TAXES

The  Company  utilizes  the asset and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary
timing   differences   attributable   to  operations   and  the  tax  deductions
attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided. See Note 13 -
Income Taxes for further discussion.

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

In December  2004,  the FASB issued  Statement  123 (revised  2004),"SHARE-BASED
PAYMENT." The standard eliminates the  disclosure-only  election under the prior
SFAS 123 and requires the recognition of compensation  expense for stock options and  other  forms  of  equity  compensation  based  on  the  fair  value  of the instruments  on the date of grant.  The standard is  effective  for fiscal years beginning  after  June 15,  2005.  In March  2005,  the  Securities  &  Exchange
Commission (the "SEC") issued Staff  Accounting  Bulletin No. 107,  "Share-Based
Payment" ("SAB 107").  SAB 107  summarizes the views of the SEC staff  regarding the  interaction  between SFAS No. 123  (Revised  2004),  "Share-Based  Payment"
("SFAS 123R") and certain SEC rules and  regulations,  and is intended to assist in the initial implementation of SFAS 123R, which for the Company is required by the beginning of its fiscal year 2006. The Company has no unvested options as of
December 31, 2005 and  therefore  the adoption of this standard will not have an
impact  on  the  Company's   consolidated   balance  sheets  and  statements  of
operations, shareholders' equity and cash flows.

In  December  2004,  the FASB issued  Statement  153,"EXCHANGES  OF  NONMONETARY
ASSETS,  AN  AMENDMENT  OF APB  OPINION  NO.29."  The  standard  is based on the principle that  exchanges of nonmonetary  assets should be measured based on the fair  value of the assets  exchanged  and  eliminates  the  exception  under APB
Opinion No. 29 for an exchange of similar productive assets and replaces it with an exception for  exchanges of  nonmonetary  assets that do not have  commercial substance.  The standard is effective  for  nonmonetary  exchanges  occurring in fiscal periods  beginning  after June 15, 2005. The adoption of SFAS No. 153 did not have a material  impact on the  Company's  financial  position or results of operations.

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

NOTE 3 - ACQUISITIONS

On October 1, 2004, the Company acquired certain assets of JoEL, Inc,  including inventory,  land,  buildings,  machinery  and  equipment  of  two  manufacturing facilities  located in Lebanon  and  Elizabethtown,  Pennsylvania,  and  assumed certain liabilities.  The acquisition cost was approximately $5.2 million, which consisted of $1.2 million in cash, transaction costs of $113,671, a $3.0 million term loan (see Note 7) and the issuance of 113,097  common shares of The Quigley
Corporation in the amount of $895,449, net of registration fees of $81,709.

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

                                             Allocated           Unallocated
                                            Excess Fair          Excess Fair
                                               Value                Value
                                          -----------------    ----------------

    Inventory                                     $900,000            $900,000
    Land                                           386,588             528,000
    Buildings and improvements                     982,578           1,342,000
    Machinery and equipment                      2,933,089           4,006,000
    Furniture and fittings                          58,574              80,000
                                          -----------------    ----------------
                                                 5,260,829           6,856,000

    Liabilities assumed                            (70,000)            (70,000)
                                          -----------------    ----------------

    Excess  of  net  fair   value   over
    purchase price                                  -               (1,595,171)
                                          -----------------    ----------------

                                                $5,190,829          $5,190,829
                                          =================    ================

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

                                                             Year Ended
                                                    -------------------------------
                                                     December 31,     December 31,
                                                         2004              2003
                                                    -------------------------------
                                                     (Unaudited)      (Unaudited)
AS REPORTED

    Total Revenue                                    $43,947,995     $41,499,163
    Income from continuing operations                    452,862         728,923
    Income from continuing operations - basic
       earnings per common share                           $0.04           $0.06

PRO FORMA

    Total Revenue                                    $45,784,627     $44,987,013
    (Loss)/income from continuing operations             (88,368)        934,452
    (Loss)/income from continuing operations -
       basic (loss)/earnings per common share             ($0.01)          $0.08

NOTE 4 -  VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTERESTENTITIES("VIE") (FIN 46), which it supersedes. FIN 46R requires the application of either FIN 46 or FIN 46R by "Public  Entities" to all Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004.  Effective March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to February 1, 2003. The Company has determined that Scandasystems, a related  party,  qualifies as a variable  interest  entity and the Company has consolidated  Scandasystems beginning with the quarter ended March 31, 2004. Due to the  fact  that the  Company  has no  long-term  contractual  commitments  or guarantees,  the  maximum  exposure  to loss is  insignificant.  As a result  of consolidating  the VIE of which the  Company  is the  primary  beneficiary,  the
Company  recognized a minority interest of approximately  $54,314 and $54,980 on the Consolidated  Balance Sheet in 2005 and 2004 which represents the difference between the assets and the liabilities  recorded upon the  consolidation  of the
VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's  Consolidated  Balance Sheet are $61,844 and
$96,051 in 2005 and 2004 of VIE  assets,  representing  all of the assets of the
VIE.  The VIE  assists  the  Company in  acquiring  licenses  and  research  and development activities in certain countries.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:              December 31, 2005       December 31, 2004
                                               -----------------       -----------------

     Land                                               $538,791                $538,791
     Buildings and improvements                        2,496,536               2,496,536
     Machinery and equipment                           4,935,636               4,542,645
     Computer software                                   520,787                 459,557
     Furniture and fixtures                              260,277                 253,574
                                                -----------------     -------------------
                                                       8,752,027               8,291,103
     Less: Accumulated  depreciation                   3,166,234               1,817,415
                                                -----------------     -------------------
     Property, Plant and Equipment, net               $5,585,793              $6,473,688
                                                =================     ===================

Depreciation  expense for the years ended  December 31, 2005,  2004 and 2003 was
$1,404,107, $622,348, and $473,593, respectively. During the year ended December
31, 2005, the Company retired  equipment with an original cost of  approximately
$63,382 and accumulated depreciation of approximately $55,288.

NOTE 6 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

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
2007. However,  the Company and the developer are in litigation (see Note 9) and as such no  potential  offset  from such  litigation  for  these  fees have been recorded. A founder's  commission totaling 5%, on sales collected,  less certain deductions,  has been paid to two of the  officers,  who are also  directors and stockholders  of the Company,  and whose  agreements  expired in 2005, (see Note
15).

The expenses for the respective periods relating to such agreements  amounted to
$1,745,748,  $2,052,746 and  $1,805,294,  for the years ended December 31, 2005,
2004 and 2003, respectively.  Amounts accrued for these expenses at December 31,
2005 and 2004 were $2,077,411 and $1,129,654, respectively.

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at December  31, 2005 and 2004,  apportioned  between  related  party and other balances, are as follows:

                                                              2005            2004
                                                    --------------------------------

  Related party balances (see Note 15)                       -             $459,583
  Other non-related party balances                      $3,301,598        1,336,498
                                                    --------------------------------
  Total accrued royalties and sales commissions         $3,301,598       $1,796,081
                                                    --------------------------------

NOTE 7 - LONG-TERM DEBT

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
The Company is in compliance  with all related loan  covenants.  The entire loan balance is under a six-month LIBOR rate of 6.22%, this rate expires on March 31,
2006.

The schedule of principal payments of long-term debt is as follows:

        December 31,

        2006                             $428,571
        2007                              428,571
        2008                              428,571
        2009                              178,573
                                    --------------
                                        1,464,286
        Less - current portion           (428,571)
                                    --------------
                                       $1,035,715
                                    ==============

NOTE 8 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $923,411  and  $717,038  related to accrued compensation at December 31, 2005 and 2004, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2005, 2004 and
2003,  of  $227,701,  $335,226,  and  $255,078,  respectively.  The  Company has approximate future obligations over the next five years as follows:

                                    Property
                   Research and     and Other
  Year             Development        Leases     Advertising         Other        Total
  ------------------------------------------------------------------------------------------
  2006             $3,230,000      $180,000      $1,000,000         $62,000      $4,472,000
  2007                -              91,000          -               -               91,000
  2008                -                 -            -               -                -
  2009                -                 -            -               -                -
  2010                -                 -            -               -                -
  ------------------------------------------------------------------------------------------
  Total            $3,230,000      $271,000      $1,000,000         $62,000      $4,563,000
  ------------------------------------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2006.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of net  sales  collected,  for  product  exclusivity,  consulting,  marketing presentations,  confidentiality  and non-compete  arrangements.  Amounts paid or payable under such agreement during the twelve months periods ended December 31,
2005, 2004 and 2003 were $838,607, $800,881 and 880,091,  respectively.  Amounts payable  under such  agreement  at December  31, 2005 and December 31, 2004 were
$58,597 and $60,876, respectively.

The Company has several licensing and other contractual agreements, see Note 6.

                  TESAURO AND ELEY VS. THE QUIGLEY CORPORATION

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

Discovery  has been  completed and trial that was  originally  scheduled for May
2004 has been continued pending  determination of certain dispositive  pre-trial motions  filed by the  Company  which have been argued and briefed and have been pending  before the Court for  determination  since March  2005.  The Company is vigorously defending this lawsuit and believes that the action lacks merit.

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
at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

                       POLSKI VS. THE QUIGLEY CORPORATION

On August 12, 2004, plaintiff filed an action against The Quigley Corporation in the District Court for Hennepin  County,  Minnesota,  which was not served until
September 2, 2004.  On September 17, 2004,  the Company  removed the case to the
United States  District Court for the District of Minnesota.  The action alleges that plaintiff suffered certain losses and injuries as a result of the Company's nasal spray product. Among the allegations of plaintiff are negligence, products liability,  alleged  breach of express  and implied  warranties,  and an alleged breach of the Minnesota Consumer Fraud Statute. Discovery should be completed in this matter within 120 days and trial is scheduled for October 2006.

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
Defense  counsel takes the position that the science  proposed in the litigation appears to be more  advanced  than the  science  which  exists in peer  reviewed medical  journals.  Whether the court will admit the  testimony  relating to the science behind plaintiff's  claims, is not a matter which we can predict at this time.

      ANGELFIRE, ARVIN, BELL, BROWN, EDWARDS, HOHNSTEIN, HOFFMAN, LAURENT,
                   MARTIN, RICHARDSON, RIGSBY, SEONE, SMALLEY,
              VAN BENTHEM AND WILLIAMS VS. THE QUIGLEY CORPORATION

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against the Company.  The  complaint was amended  on March 11,  2005 to add an  additional  eight (8)  plaintiffs  in the action. The action alleges that plaintiffs  suffered certain losses and injuries as a result of using the Company's nasal spray product. Among the allegations of plaintiffs  are  claims  that the  Company  is liable to them  based on  alleged negligence,  alleged strict  products  liability  (failure to warn and defective design), alleged breach of express warranty,  alleged breach of implied warrant, and an alleged violation of the Pennsylvania Unfair Trade Practices and Consumer
Protection Law and other consumer protection statutes.

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
at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiffs' claims, is not a matter which we can predict at this time.

               THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.

This action was commenced in November 2004 in the Court of Common Pleas of Bucks
County,  Pennsylvania.  In that action,  the Company is seeking  declaratory and injunctive  relief  against John C.  Godfrey,  Nancy Jane  Godfrey,  and Godfrey
Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze(R)
trade  name  and  trademark;   injunctive   relief  relating  to  the  Cold-Eeze
formulations and manufacturing methods; injunctive relief for breach of the duty
of  loyalty;   and  declaratory   judgment  pending  the  Company's  payment  of
commissions  to  defendants.  The Company's  Complaint is based in part upon the
Exclusive Representation and Distribution Agreement and the Consulting Agreement
(together the "Agreements") entered into between the defendants and the Company.
The Company  terminated  the  Agreements for the  defendants'  alleged  material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims  against the Company seeking remedies  relative to the Agreements.
The Company has moved to dismiss  portions of defendant's  counterclaims  on the grounds that they are meritless.

At the present time,  discovery is being  conducted by the Company on its claims and on the counterclaims brought by John C. Godfrey, et al.

The Company believes  Defendant's claims are without merit, and it is vigorously defending the counterclaims prosecuting its action on its complaint.  Based upon the  information  the Company has at this time,  it believes the action will not have a material impact to the Company. However, at this time no prediction as to the outcome can be made.

            AXIS SPECIALTY INSURANCE CO. VS. THE QUIGLEY CORPORATION

This action, filed in January 2005, stems from a dispute between the Company and one of its excess liability insurance carriers, who seeks a judicial declaration of its insurance  coverage  obligations  concerning  certain  product  liability claims  related to the  Company's  nasal spray  product.  The  carrier's  action follows a complaint by the Company filed in December 2004 with the  Pennsylvania
Insurance  Commission,  which  ultimately  sided with the Company in determining that the carrier failed to observe proper notification  procedures when it first sought to limit, or alternatively  to insure at a substantially  higher premium, its coverage obligations.

The Company  denied the material  allegations  of the carrier's  complaint,  and asserted its own counterclaim also seeking  declaratory  relief to establish the extent of its excess  liability  coverage.  Thereafter,  the parties  engaged in discovery  to  establish a record  upon which the court could  decide the matter based on summary  judgment  motions on the  carrier's  claims and the  Company's counterclaims.  Both parties sought summary judgment in motions submitted to the court in the fall of 2005.  On  February  16,  2006,  the court  handed down its ruling, in which the court granted in part and denied in part both the carrier's motion and the Company's  motion.  The effect of the court's  ruling is that the plaintiff insurer's  responsibility for excess coverage is limited to claims for damages for bodily injury or property  damage that occurred on or after April 6,
2004,  but leaves  uncertain  coverage  for claims  filed after April 6, 2004 by persons  who  contacted  the  Company  before  then.  Although  the  Company  is evaluating grounds for appeal, and cannot rule out an appeal by the carrier, the court's  ruling  both  clarifies  the  Company's  potential  exposure as well as establishes a basis for the Company to seek redress  against  parties liable for any lack of adequate excess insurance coverage for this exposure.

Based upon the  information the Company has at this time relative to the defense of claims  occurring  before April 6, 2004, the Company believes that the claims are without merit and is fully defending those claims through insurance counsel.
However,  at this  time no  prediction  as to the  outcome  can be made of these claims and whether insurance  coverage from the period prior to April 6, 2004 is adequate for coverage of all claims.

                CYNTHIA AARON VS. THE QUIGLEY CORPORATION, ET AL

On March 15,  2005, a complaint  was filed in the  Superior  Court for San Diego
County, California.  This complaint was served on the Company on April 21, 2005.
The plaintiff's  complaint  consists of causes of action sounding in negligence, negligent products liability,  breach of warranty of merchantability,  breach of express  warranty,  strict  products  liability and failure to warn.  The action alleges that the plaintiff  suffered  certain losses and injuries as a result of using  the  Company's  nasal  spray  product.  Discovery  in this  case  will be completed within 120 days and trial is scheduled for September 18, 2006.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no  prediction  as to the  outcome can be made.  Insurance  defense counsel  has  informed  the  Company  that  counsel  is unable to  evaluate  the likelihood of an  unfavorable  outcome at this time.  Defense  counsel takes the position that the science proposed in the litigation appears to be more advanced than the science which exists in peer  reviewed  medical  journals.  Whether the court  will admit the  testimony  relating  to the  science  behind  plaintiff's claims, is not a matter which we can predict at this time.

                    DOLORES SMITH VS. THE QUIGLEY CORPORATION

On May 25,  2005,  a complaint  was filed in the Court of Common  Pleas of Bucks
County,  Pennsylvania.  The complaint was served on the Company on or about June
14, 2005. The  plaintiff's  complaint  consists of counts of negligence,  strict product liability,  breach of express warranty,  breach of implied warranty, and violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law
and other  Consumer  Protection  Statutes  relating to the use of the  Company's
COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

                RICHARD FLYNN VS. THE QUIGLEY CORPORATION, ET AL

On May 20, 2005, a complaint was filed in the Superior  Court of Orange  County,
California. This complaint was served on the Company on June 2, 2005. The action alleges that the plaintiff  suffered  certain losses and injuries as a result of using the Company's  nasal spray  product.  The complaint  consists of causes of action sounding in negligence, products liability, and punitive damages.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. In particular,  much of the complaint references acts of the Company during a period of time when it did not offer for sale the COLD-EEZE
Nasal Spray Product which is the basis of the plaintiff's  claim. Based upon the information the Company has at this time, it believes the action will not have a material  impact on the Company.  However,  at this time no prediction as to the outcome  can be made.  Defense  counsel  takes  the  position  that the  science proposed in the  litigation  appears to be more  advanced than the science which exists in peer  reviewed  medical  journals.  Whether  the court  will admit the testimony  relating to the science behind  plaintiff's  claims,  is not a matter which we can predict at this time.

               KEITH J. KOCHIE VS. THE QUIGLEY CORPORATION, ET AL

On August 2, 2005, a complaint was filed in the United States District Court for the Eastern  District of New York. The complaint was served on the Company on or about  September  1, 2005.  The  plaintiff's  complaint  consists  of counts for negligence,  strict product  liability,  breach of express  warranty,  breach of
implied  warranties,   fraudulent  misrepresentation,   fraudulent  concealment,
negligent  misrepresentation,  and fraud and deceit  relating  to the use of the
Company's COLD-EEZE Nasal Spray Product.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending  those  actions.  Based upon the  information  the Company has at this time,  it believes  the action will not have a material  impact on the  Company.
However,  at this time no  prediction  as to the  outcome  can be made.  Defense counsel takes the position that the science  proposed in the litigation  appears to be more  advanced  than the science  which  exists in peer  reviewed  medical journals.  Whether  the court will admit the  testimony  relating to the science behind plaintiff's claims, is not a matter which we can predict at this time.

            DOMINIC DOMINIJANNI, SONJA FORSBERG-WILLIAMS, VINT PAYNE,
                       MURRAY LOU ROGERS, AND RANDY STOVER
                           VS. THE QUIGLEY CORPORATION

On January 6, 2006,  five (5) plaintiffs  filed an action in the Court of Common
Pleas of Bucks County,  Pennsylvania,  against the Company.  The action  alleges that the plaintiff suffered certain losses and injuries as a result of using the
Company's  nasal  spray  product.  The  complaint  was served on the  Company on
January 31,  2006.  Plaintiffs'  complaint  consists  of counts for  negligence,
strict  products  liability   (failure  to  warn),   strict  products  liability
(defective  design),  breach of express and implied  warranties,  and a claim of violations under the Pennsylvania Unfair Trade Practices and Consumer Protection
Law and other consumer protection statutes.

The Company  believes  plaintiffs'  claims are without  merit and is  vigorously defending  those  actions.  Based upon the  information  the Company has at this time,  it believes  the action will not have a material  impact on the  Company.
However,  at this time no  prediction  as to the  outcome  can be made.  Defense counsel takes the position that the science  proposed in the litigation  appears to be more  advanced  than the science  which  exists in peer  reviewed  medical journals.

Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiffs' claims, is not a matter which we can predict at this time.

                  GREG SCRAGG VS THE QUIGLEY CORPORATION, ET AL

On November 30, 2005,  an action was brought in the Colorado  District  Court in
Denver,  Colorado. The complaint was served on the Company soon thereafter.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's  nasal spray  product.  The complaint  consists of
counts   for   fraud   and   deceit    (fraudulent    concealment),    negligent
misrepresentation,  strict  liability  (failure  to warn),  and  strict  product liability (design defect).  On January 13, 2006, the case was removed to Federal
District Court.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

               GARRY KOMINAKIS VS. THE QUIGLEY CORPORATION, ET AL

On December 13, 2005,  an action was brought in the Superior  Court of the State of  California  (Western  Division - Los Angeles).  The action  alleges that the plaintiff  suffered  certain  losses  and  injuries  as a result  of  using  the
Company's  nasal  spray  product.  The  complaint  was served on the  Company on
December 27, 2005. The case was removed to Federal District Court on January 25,
2006.  The  complaint   consists  of  counts  for  strict  liability   (products
liability), negligence, and breach of implied and express warranties.

The Company  believes  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact on the Company.  However, at this time no prediction as to the outcome can be made.  Defense counsel takes the  position  that the science  proposed in the  litigation  appears to be more advanced  than the  science  which  exists in peer  reviewed  medical  journals.
Whether  the court will  admit the  testimony  relating  to the  science  behind plaintiff's claims, is not a matter which we can predict at this time.

          DARIUS INTERNATIONAL INC., AND INNERLIGHT INC., F/K/A DARIUS
             MARKETING INC. VS. ROBERT O. YOUNG AND SHELLEY R. YOUNG
                 (FEDERAL DISTRICT COURT - EASTERN DISTRICT, PA)

In this action, the Company seeks injunctive relief and monetary damages against two individuals for violation of a  non-competition  agreement  between a wholly owned subsidiary of the Company,  Innerlight  Inc., and the defendants,  each of whom are also under agreement to serve as consulting to the Company.

In late November,  2005, the Company  learned that the defendants had launched a line of nutritional  supplement products that competed with Innerlight products.
Defendants promoted their line of products by a website,  among other means. The
Company moved for a temporary  restraining  order against the defendants,  which the court denied; however, the court ordered expedited discovery and scheduled a preliminary  injunction  hearing.  Before the hearing,  the Company  amended its complaint to add counts  against  defendants for unfair  competition,  trademark infringement and other causes, which the court allowed. In response,  defendants initially  moved to dismiss  the case.  While not ruling on  defendants'  motion formally,  the court stated that it was inclined to deny the motion.  Defendants answered the  complaint and asserted nine  counterclaims,  including:  breach of contract;  breach of covenant of good faith and fair dealing; unjust enrichment;
conversion; common law trademark infringement; common law violation of the right to publicity;  violation of abuse of personal identity act;  injunctive  relief;
and declaratory relief.

After the preliminary  injunction hearing,  the parties briefed the court on the significance  of the hearing  evidence in  relation to the  parties'  respective claims.  On February  17, 2006,  the court held oral  argument on the motion for preliminary injunction. A ruling is expected by mid-March, 2006.

The Company believes that the defendants' counterclaims are without merit and is vigorously  defending those  counterclaims  and is prosecuting its action on its complaint.  Based upon the information the Company has at this time, it believes the counterclaim actions are without merit.  However, at this time no prediction as to the outcome can be made.

            ROBERT O. AND SHELLEY YOUNG VS. DARIUS INTERNATIONAL INC.
               AND INNERLIGHT INC., (UTAH THIRD PARTY COMPLAINTS)

On September 14, 2005, a third-party  complaint was filed by Shelley R. Young in
Fourth  District  Court in Provo,  Utah against  Innerlight  Inc. and its parent company,  Darius.  Robert O. Young has filed a motion to  intervene to join as a third-party  plaintiff with Shelley R. Young.  On November 3, 2005,  Shelley and
Robert Young filed a parallel suit also in Fourth District Court in Provo, Utah.
The allegations in both complaints  include,  but are not limited to, an alleged breach of contract by  Innerlight  Inc.  for  alleged  failures to make  certain payments  under  an  asset  purchase  agreement  entered  into  by all  parties.
Additional  allegations  stem from this  alleged  breach of  contract  including unjust  enrichment,  trademark  infringement and alleged  violation of rights of publicity.  The  plaintiffs  are seeking both  monetary and  injunctive  relief.
Innerlight Inc. has objected to the complaint in the third-party action based on procedural  deficiencies  and other grounds.  In the second action the Court has granted Innerlight Inc. and Darius permission to defer answering until the court can  determine  whether or not Provo,  Utah,  is the proper  venue to hear these allegations.

In connection with the Utah actions the Company has sued the Youngs in Equity in the Court of Common  Pleas of  Philadelphia  County,  PA,  and in United  States
District Court for the Eastern District of Pennsylvania. The Company has alleged breach of  contract,  including  but not  limited  to breach of  non-competition provisions  in a  consulting  agreement  between  the  parties  and  is  seeking unspecified  damages and injunctive relief. The Company believes the plaintiff's allegations  against Innerlight Inc. and Darius in Provo, Utah are without merit and it is vigorously defending against these claims.  Innerlight Inc. and Darius have filed motions to stay both actions filed in Utah pending  resolution of the litigation in PA.  Further,  the Company is actively  prosecuting  its state and federal actions in PA. However, at this time no prediction as to the outcome can be made.

          BRIGITTE YVON & KLAUS YVON VS. THE QUIGLEY CORPORATION, ET AL

On October 12, 2005,  the  Plaintiffs  instituted  an action  against  Caribbean
Pacific Natural  Products,  Inc. and other defendants for personal injuries as a result of being hit by a chair on the pool deck of Waikoloa Beach Marriott Hotel
d/b/a Outrigger Enterprises,  Inc. in Honolulu, Hawaii. On December 9, 2005, the
Company was added as an additional  defendant  without  notice to this case. The main defendant in the case is Caribbean Pacific Natural Products,  Inc. in which the Company  formerly held stock.  On January 22, 2003,  all  Caribbean  Pacific
Natural  Products  Inc.  shares  owned  by the  Company  were  sold to  Suncoast
Naturals, Inc. in return for stock of Suncoast Naturals, Inc. At the time of the accident,  the Company had no ownership  interest in Caribbean  Pacific  Natural
Products, Inc.

The  Company  believes  that the  plaintiffs'  claims are  without  merit and is vigorously  defending  this  action.  At the  present  time this matter is being defended by the Company's liability insurance carrier and a motion to dismiss is pending before the Federal District Court in Honolulu, Hawaii.

                 NICODROPS, INC. VS. QUIGLEY MANUFACTURING INC.

On  January  30,  2006,  QMI was put on  notice  of a claim by  Nicodrops,  Inc.
Nicodrops,  Inc. has claimed that the packaging contained  incorrect  expiration dates and caused it to lose sales through two (2)  retailers.  The total alleged sales  of  Nicodrops  was  approximately  $250,000  and  Nicodrops  is  claiming unspecified damages exceeding $2,000,000.

No suit has been filed.  The Company is investigating  this claim.  Based on its investigation to date, the Company believes the claim is without merit. However, at this time no prediction can be made as to the outcome of this case.

                          TERMINATED LEGAL PROCEEDINGS

                          LITIGATION - FORMER EMPLOYEES

On April 12, 2002,  the Company  commenced a complaint in Equity in the Court of
Common  Pleas of Bucks  County,  Pennsylvania,  against the former  President of
Darius International Inc., its wholly owned subsidiary, following termination of such President.  The allegations in the complaint included, but were not limited to, an alleged breach of fiduciary duty owed to the Company.  The Company sought both  injunctive  and monetary  relief.  On or about May 1, 2002,  the defendant filed a counterclaim  requesting  that the Court declare him the lawful owner of
55,000 stock options,  unspecified  damages  relating to an alleged breach of an oral contract and for  commissions  allegedly  owed. In addition,  the defendant requested  the return of certain  intellectual  property  used to  commence  and continue  Darius'  operations.  On April 15, 2005, a  Settlement  Agreement  and
Mutual  Release was  executed  between the  Company,  its  subsidiaries  and the defendants,  Ronald Howell,  Deborah Howell, Pro Pool, LLC, One Source, LLC, Pro
Marketing LLC, and Eric Kaytes. All of defendants'  counterclaims were withdrawn and dismissed with prejudice. In addition to the monetary consideration,  Howell surrendered  to the  Company for  cancellation  40,993  shares of the  Company's common stock and agreed to forego any claim for any additional stock,  warrants, stock options or other securities of or interest in the Company,  Darius, Darius
Marketing  Inc.,  and  Innerlight  Inc. that were or could have been made in the lawsuits. Defendant Kaytes surrendered options/warrants in the Company.

NOTE 10 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
December  31,  2005,  4,159,191  shares  have  been  repurchased  at a  cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2005, 2004 or 2003.

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

On April 9,  2002,  The  Quigley  Corporation  entered  into an  agreement  with
Forrester  Financial  LLC,  ("Forrester")  providing  for  Forrester to act as a financial  consultant to the Company.  The consulting  agreement commenced as of
March 7, 2002 for a term of twelve months,  but may be terminated by the Company in its sole discretion at any time. As compensation  for services to be provided by Forrester to the Company, the Company granted to Forrester, or its designees, warrants to purchase up to a total of 1,000,000  shares of the Company's  common stock. The Company's financial statements reflected a $1,125,000 non-cash charge in 2002  resulting  from the  granting and  exercising  of these  warrants.  The warrants have three exercise prices,  500,000 warrants  exercisable at $6.50 per share,  which were exercised in May 2002 resulting in cash to the Company in the amount of  $3,250,000,  250,000  warrants  exercisable  at $8.50 per share,  and
250,000  warrants  exercisable at $11.50 per share.  The warrants were initially exercisable  until  the  earlier  to  occur  of (i)  March  6,  2003 or (ii) the termination of the Consulting Agreement.

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

In July 2004,  the Company  announced that its Board of Directors had approved a distribution-in-kind  to its  stockholders  of  approximately  500,000 shares of common stock of Suncoast Naturals, Inc. (OTCBB: SNTL), which it acquired through a sale of the  Company's  60%  equity  interest  in  Caribbean  Pacific  Natural
Products, Inc. These shares were distributed on the basis of approximately .0434 shares of Suncoast  common  stock for each share of the  Company's  common stock owned of record on September 1, 2004, with fractional  shares paid in cash. As a result of the Company's  dividend-in-kind  to  stockholders  and the issuance of
499,282  shares of common  stock of Suncoast  in  September  2004,  representing approximately  two-thirds of its common stock ownership,  the remaining  250,718 shares,  owned by the  Company are valued at $26,455 and such amount is included in Other Assets in the  Consolidated  Balance  Sheet at December 31, 2004.  This
transaction  was  completed in September  2004  resulting in a  dividend-in-kind
distribution  of  $260,000  which   represents  the  fair  value  of  the  asset
transferred  and is reflected as a reduction of retained  earnings and a related gain on the dividend of stock of $198,786 which is reflected on the Statement of
Operations.  On October 1, 2004, the Company issued 113,097 shares of its common stock to the  stockholders  of JoEL,  Inc., in order to satisfy the common stock component of acquiring certain assets and assuming certain  liabilities of JoEl,
Inc. (see Note 3)

NOTE 11 - STOCK COMPENSATION

Stock  options for purchase of the  Company's  common stock have been granted to both  employees  and  non-employees.  Options  are  exercisable  during a period determined  by the  Company,  but in no event later than ten years from the date granted.

On December  2, 1997,  the  Company's  Board of  Directors  approved a new Stock
Option Plan ("Plan")  which was amended in 2005 and provides for the granting of up to four  million  five  hundred  thousand  shares of which  1,184,000  remain available for grant at December 31, 2005. Under this Plan, the Company may grant options  to  employees,  officers  or  directors  of  the  Company  at  variable percentages  of the  market  value of stock at the date of grant.  No  incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders  approved the
Plan in 1998. A total of 520,000, 500,000 and 424,000 options were granted under this Plan during the years ended December 31, 2005, 2004 and 2003, respectively.

A summary of the status of the Company's  stock options and warrants  granted to both  employees  and  non-employees  as of December 31, 2005,  2004 and 2003 and changes during the years then ended is presented below:

YEAR ENDED DECEMBER 31, 2005:
                                                        EMPLOYEES                 NON-EMPLOYEES                 TOTAL
                                              --------------------------   ------------------------    --------------------------
                                                              Weighted                  Weighted                       Weighted
                                                               Average                   Average                       Average
                                                  Shares      Exercise       Shares     Exercise         Shares        Exercise
                                                  (,000)        Price        (,000)      Price           (,000)         Price
                                              -----------------------------------------------------------------------------------
        Options/warrants outstanding
           at  beginning of period                3,880         $5.35          445         $8.64          4,325         $5.68
        Additions/deductions:
           Granted                                  440         13.80           80         13.80            520         13.80
           Exercised                                112          4.87            -           -              112          4.87
           Cancelled                                109          4.80            -           -              109          4.80
                                              -----------------------------------------------------------------------------------
        Options/warrants outstanding
           at end of period                       4,099         $6.28          525         $9.42          4,624         $6.64
                                              -----------------------------------------------------------------------------------
        Options/warrants exercisable
           at end of period                       4,099                        525                        4,624
                                              ===================================================================================

        Weighted average fair value of
           Grants                                               $7.47                      $7.47                        $7.47

        Price range of  options/warrants:
           Exercised                           $0.81 - $9.50                     -                      $0.81 - $ 9.50
           Outstanding                         $0.81 - $13.80             $0.81  -  $13.80              $0.81 - $13.80
           Exercisable                         $0.81 - $13.80             $0.81  -  $13.80              $0.81 - $13.80

YEAR ENDED DECEMBER 31, 2004:
                                                        EMPLOYEES                 NON-EMPLOYEES                 TOTAL
                                              --------------------------   ------------------------    --------------------------
                                                              Weighted                  Weighted                       Weighted
                                                               Average                   Average                       Average
                                                  Shares      Exercise       Shares     Exercise         Shares        Exercise
                                                  (,000)        Price        (,000)      Price           (,000)         Price
                                              -----------------------------------------------------------------------------------
        Options/warrants outstanding
           at  beginning of period                3,486         $4.82        1,115         $9.38          4,601         $5.92
        Additions/deductions:
           Granted                                  420          9.50           80          9.50            500          9.50
           Exercised                                 26          1.98            -             -             26          1.98
           Cancelled                                  -             -          750          9.83            750          9.83
                                              -----------------------------------------------------------------------------------
        Options/warrants outstanding
           at end of period                       3,880         $5.35          445         $8.64          4,325         $5.68
                                              -----------------------------------------------------------------------------------
        Options/warrants exercisable
           at end of period                       3,880                        445                        4,325
                                              ===================================================================================
        Weighted average fair value of
           Grants                                               $4.46                      $4.46                        $4.46

        Price range of  options/warrants:
           Exercised                           $0.81 - $5.19                     -                      $0.81 - $5.19
           Outstanding                         $0.81 - $10.00              $0.81 - $10.00               $0.81 - $10.00
           Exercisable                         $0.81 - $10.00              $0.81 - $10.00               $0.81 - $10.00

YEAR ENDED DECEMBER 31, 2003:
                                                        EMPLOYEES                 NON-EMPLOYEES                 TOTAL
                                              --------------------------   ------------------------    --------------------------
                                                              Weighted                  Weighted                       Weighted
                                                               Average                   Average                       Average
                                                  Shares      Exercise       Shares     Exercise         Shares        Exercise
                                                  (,000)        Price        (,000)      Price           (,000)         Price
                                              -----------------------------------------------------------------------------------
        Options/warrants outstanding
           at  beginning of period                3,363         $4.45          900         $8.86          4,263         $5.38
        Additions/deductions:
          Granted                                   394          8.11          280          9.35            674          8.63
          Exercised                                  16          0.83           35          1.00             51          0.95
          Cancelled                                 255          5.35           30          3.25            285          5.13
                                              -----------------------------------------------------------------------------------
        Options/warrants outstanding
           at end of period                       3,486         $4.82        1,115         $9.38          4,601         $5.92
                                              -----------------------------------------------------------------------------------
        Options/warrants exercisable
           at end of period                       3,486                      1,115                        4,601
                                              ===================================================================================

        Weighted average fair value of
           grants                                               $4.78                      $1.63                        $3.47

        Price range of options/warrants:
           Exercised                           $0.81 - $1.26               $0.81 - $1.26                 $0.81 - $1.26
           Outstanding                         $0.81 - $10.00              $0.81 - $11.50                $0.81 - $11.50
           Exercisable                         $0.81 - $10.00              $0.81 - $11.50                $0.81 - $11.50

The following table summarizes  information about stock options  outstanding and stock options  exercisable,  as granted to both employees and non-employees,  at
December 31, 2005:

                                                        EMPLOYEES                                           NON-EMPLOYEES

                                      Weighted                                                      Weighted
                                       Average                                                       Average
   Range of                           Remaining            Weighted                                 Remaining            Weighted
   Exercise          Number          Contractual           Average               Number            Contractual           Average
    Prices         Outstanding          Life            Exercise Price         Outstanding            Life            Exercise Price
------------------------------------------------------------------------------------------------------------------------------------
$0.81 - $2.50       1,509,250           2.2                 $1.61                 35,000               5.4                 $1.00
$5.13 - $13.80      2,589,500           6.0                 $8.99                490,000               4.8                $10.02

                --------------                                         -----------------
                    4,098,750                                                    525,000
                ==============                                         =================

Options and warrants  outstanding as of December 31, 2005,  2004 and 2003 expire from June 30, 2006 through December 11, 2015, depending upon the date of grant.

NOTE 12 - DEFINED CONTRIBUTION PLANS

During 1999, the Company implemented a 401(k) defined  contribution plan for its employees.  The Company's contribution to the plan is based on the amount of the employee plan contributions and compensation.  The Company's contribution to the plan in 2005, 2004 and 2003 was approximately $414,000,  $283,000, and $201,000,
respectively.   The  plan  was  amended  in  October  2004  to  accommodate  the participation of employees of Quigley Manufacturing Inc.

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                                        Year Ended           Year Ended          Year Ended
                                       December 31,         December 31,        December 31,
                                           2005                 2004                2003
                                      ---------------     -----------------    ---------------

Current:
  Federal                                 $65,000                   -                     -
  State                                       -                     -                     -
                                      -----------           -----------           -----------
                                           65,000                   -                     -
                                      -----------           -----------           -----------
Deferred:
  Federal                                $815,738              $436,353             ($660,321)
  State                                   192,107               129,453               (71,457)
                                      -----------           -----------           -----------
                                        1,007,845               565,806              (731,778)
                                      -----------           -----------           -----------

Valuation allowance
                                       (1,007,845)             (565,806)              731,778
                                      -----------           -----------           -----------

Total                                     $65,000                   -                     -
                                      ===========           ===========           ===========

A reconciliation  of the statutory  federal income tax expense  (benefit) to the effective tax is as follows:

                                        Year Ended           Year Ended          Year Ended
                                       December 31,         December 31,        December 31,
                                           2005                 2004                2003
                                      ---------------     -----------------    ---------------

Statutory rate - Federal               $1,115,773              $153,973              $247,834
State taxes net of federal benefit        126,791                85,439               (47,162)
Permanent differences and other          (169,719)              326,394              (932,450)
                                      -----------           -----------           -----------
                                        1,072,845               565,806              (731,778)
                                      -----------           -----------           -----------

Less valuation allowance               (1,007,845)             (565,806)              731,778
                                      -----------           -----------           -----------

    Total                                 $65,000                   -                     -
                                      ===========           ===========           ===========

The tax effects of the primary "temporary  differences"  between values recorded for assets and liabilities for financial  reporting purposes and values utilized for  measurement  in  accordance  with tax  laws  giving  rise to the  Company's deferred tax assets are as follows:

                                        Year Ended           Year Ended          Year Ended
                                       December 31,         December 31,        December 31,
                                           2005                 2004                2003
                                      ---------------     -----------------    ---------------

Net operating loss carry-forward       $4,034,746            $4,758,315          $5,313,829
Consulting-royalty costs                  317,850                   -                   -
Bad debt expense                          138,439               121,588             331,849
Other                                     297,331               666,857             381,802
Valuation allowance                    (4,788,366)           (5,546,760)         (6,027,480)
                                      -----------           -----------           -----------
    Total                                     -                     -                   -
                                      ===========           ===========           ===========

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years.  In  addition,  certain tax  benefits  for option and  warrant  exercises
totaling    $4,097,128    are    deferred    and    will    be    credited    to
additional-paid-in-capital  when the NOL's  attributable  to these exercises are utilized.  As a result,  these NOL's will not be available to offset  income tax expense.  The net operating loss carry-forwards that currently  approximate $9.9 million for federal  purposes,  of which $3.5 million will expire in 2019,  $4.0 million in 2020 and $2.4 million in 2022. Additionally,  there are net operating loss  carry-forwards of $14.9 million for state purposes,  of which $9.7 million will expire in 2009, $2.1 million in 2010, $2.8 million in 2012 and $0.3 million in 2013.  Until  sufficient  taxable  income  to  offset  the  temporary  timing differences  attributable  to  operations,  the tax deductions  attributable  to option,  warrant and stock  activities  and  alternative  minimum tax credits of
$65,000 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 14 - EARNINGS PER SHARE

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

                                                 Year Ended                 Year Ended                      Year Ended
                                            December 31, 2005          December 31, 2004            December 31, 2003
                                   ------------------------------ ------------------------ -----------------------------

                                    Income    Shares      EPS     Income   Shares    EPS     Income   Shares     EPS
                                   ---------- -------- ---------- -------- ------- -------- --------- -------- ---------

         Basic EPS                   $3.2      11.7     $0.28     $0.5     11.5     $0.04     $0.7     11.5    $0.06

         Dilutives:
         Options and
         Warrants                      -        1.6                 -       2.9                 -       3.4
                                   ---------- -------- --------- -------- -------- -------- --------- ------- ---------
         Diluted EPS                 $3.2      13.3     $0.24     $0.5     14.4     $0.03     $0.7     14.9    $0.05
                                   ========== ======== ========= ======== ======== ======== ========= ======= =========

Options and  warrants  outstanding  at  December  31,  2005,  2004 and 2003 were
4,623,750,  4,324,500 and  4,601,000,  respectively.  Stock options and warrants with  exercise  prices  above  average  market  price in the amount of  520,000,
1,481,500 and 2,155,500  shares for the years ended December 31, 2005,  2004 and
2003, respectively, were not included in the computation of diluted earnings per share as they are anti-dilutive.

NOTE 15 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold therapy  product,  shared a total  commission of five percent
(5%), on sales collected,  less certain  deductions until this agreement expired on May 31, 2005. For the years ended December 31, 2005,  2004 and 2003,  amounts of $366,788, $1,043,346 and $889,340,  respectively,  were paid or payable under such founder's commission  agreements.  Amounts payable under such agreements at
December 31, 2005 and 2004 were zero and $459,583, respectively.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $266,882,  $369,000 and $369,000  have been paid to a related  entity  during  2005,  2004 and 2003, respectively to assist with the regulatory aspects of obtaining such licenses.

NOTE 16 - SEGMENT INFORMATION

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

Financial  information relating to 2005, 2004 and 2003 continuing  operations by business segment follows:

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                     Cold        Health and      Contract        Ethical       Corporate &
DECEMBER 31, 2005               Remedy        Wellness     Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic         $29,284,651    $16,034,960     $3,900,342             -               -       $49,219,953
  Customers-international            -        4,438,090            -               -               -         4,438,090
  Inter-segment                      -              -        7,090,523             -       ($7,090,523)            -
Segment operating profit
  (loss)                       6,693,192        859,956        (80,419)    ($4,044,162)       (449,137)      2,979,430
Depreciation                     387,840        143,726        872,541             -               -         1,404,107
Capital expenditures             228,688         35,523        267,002             -               -           531,213
Total assets                 $38,171,897     $4,918,271     $7,042,169             -      ($14,156,698)    $35,975,639

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                     Cold        Health and      Contract        Ethical       Corporate &
DECEMBER 31, 2004               Remedy        Wellness     Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic         $22,834,249    $17,484,246       $752,355             -               -       $41,070,850
  Customers-international            -        2,877,145            -               -               -         2,877,145
  Inter-segment                      -              -        1,975,779             -       ($1,975,779)            -
Segment operating profit
  (loss)                       1,618,534      1,509,001        406,811     ($3,056,757)       (295,602)        181,987
Depreciation                     340,828        168,696        112,824             -               -           622,348
Capital expenditures             250,246         32,569      4,388,153             -               -         4,670,968
Total assets                 $31,236,129     $6,143,769     $6,806,026             -      ($12,656,168)    $31,529,756

NOTE:  The stated  capital  expenditure  of  $4,388,153  related to the Contract
Manufacturing  segment  for  the  year  of 2004 is  inclusive  of an  amount  of
$4,360,829  following the  acquisition by the Company of certain assets of JoEl,
Inc., on October 1, 2004.

                                      F-24

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                     Cold        Health and      Contract        Ethical       Corporate &
DECEMBER 31, 2003               Remedy        Wellness     Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic         $20,474,969    $19,801,759            -               -               -       $40,276,728
  Customers-international            -        1,222,435            -               -               -         1,222,435
Segment operating profit
  (loss)                       1,699,378      1,791,454            -       ($2,855,294)            -           635,538
Depreciation                     318,419        155,174            -               -               -           473,593
Capital expenditures             414,129        140,887            -               -               -           555,016
Total assets                 $24,892,338     $3,881,970            -               -       ($2,504,549)    $26,269,759

NOTE 17 - QUARTERLY INFORMATION (UNAUDITED)

                                                                        QUARTER ENDED
                                              -----------------------------------------------------------------
                                                    MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                              -----------------------------------------------------------------
   2005
   Net Sales                                      $11,753,270      $8,844,173     $15,319,980    $17,740,620
   Gross Profit                                     5,702,972       3,033,521       8,294,204     10,803,261
   Administration                                   2,994,769       2,986,507       2,897,941      3,777,025
   Operating expenses                               5,897,903       4,893,925       5,380,400      8,682,300
   Income (loss) from operations                   (1,860,404)      2,913,804       2,120,961
                                                                                                    (194,931)
   Income (loss) from continuing operations        (1,790,410)      2,998,503       2,163,086
                                                                                                    (154,495)
   Net Income (loss)                                ($154,495)    ($1,790,410)     $2,998,503     $2,163,086

   Basic EPS
      Income (loss) from continuing operations         ($0.01)         ($0.15)          $0.26          $0.19
      Net Income (loss)                                ($0.01)         ($0.15)          $0.26          $0.19
   Diluted EPS
      Income (loss) from continuing operations         ($0.01)         ($0.15)          $0.23          $0.16
      Net Income (loss)                                ($0.01)         ($0.15)          $0.23          $0.16

                                                                        QUARTER ENDED
                                              -----------------------------------------------------------------
                                                    MARCH 31,       JUNE 30,      SEPTEMBER 30,   DECEMBER 31,
                                              -----------------------------------------------------------------
   2004
   Net Sales                                       $9,605,617      $6,901,182      $9,690,858       $17,750,338
   Gross Profit                                     4,520,243       2,776,882       3,800,112         9,277,632
   Administration                                   2,750,499       2,054,741       2,313,609         2,701,099
   Operating expenses                               5,320,567       3,710,062       3,856,503         7,305,750
   Income (loss) from operations                                     (933,180)        (56,391)        1,971,882
                                                     (800,324)
   Income (loss) from continuing operations                          (912,477)        177,376
                                                     (781,631)                                        1,969,594
   Net Income (loss)                                ($781,631)      ($912,477)       $177,376        $1,969,594

   Basic EPS
      Income (loss) from continuing operations         ($0.07)         ($0.08)          $0.02             $0.17
      Net Income (loss)                                ($0.07)         ($0.08)          $0.02             $0.17
   Diluted EPS
      Income (loss) from continuing operations         ($0.07)         ($0.08)          $0.01             $0.13
      Net Income (loss)                                ($0.07)         ($0.08)          $0.01             $0.13

                                                   FOURTH QUARTER SEGMENT DATA (UNAUDITED)

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                     Cold        Health and      Contract        Ethical       Corporate &
DECEMBER 31, 2005               Remedy        Wellness     Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic         $12,144,783     $3,752,464       $694,137             -               -       $16,591,384
  Customers-international            -        1,149,236            -               -               -         1,149,236
  Inter-segment                      -              -        2,623,396             -       ($2,623,396)            -
Segment operating profit
  (loss)                       2,480,622          8,074        264,947       ($956,382)        323,700       2,120,961
Depreciation                      99,142         35,848        225,355             -               -           360,345
Capital expenditures            $139,756         $1,094       $212,525             -               -          $353,375

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                     Cold        Health and      Contract        Ethical       Corporate &
DECEMBER 31, 2004               Remedy        Wellness     Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic         $12,151,638     $4,247,088       $752,355             -               -       $17,151,081
  Customers-international         -             599,257       -                    -               -           599,257
  Inter-segment                   -             -            1,975,779             -       ($1,975,779)            -
Segment operating profit
  (loss)                       2,491,935        187,979        406,811       ($819,241)       (295,602)      1,971,882
Depreciation                      90,102         41,157        112,824             -               -           244,083
Capital expenditures            $130,716         $6,403     $4,388,153             -              $202      $4,525,474

NOTE:  The stated  capital  expenditure  of  $4,388,153  related to the Contract
Manufacturing  segment  for  the  year  of 2004 is  inclusive  of an  amount  of
$4,360,829  following the  acquisition by the Company of certain assets of JoEl,
Inc., on October 1, 2004.

-------------------------------------------------------------------------------------------------------------------------
AS OF AND FOR THE TWELVE
MONTHS ENDED                     Cold        Health and      Contract        Ethical       Corporate &
DECEMBER 31, 2003               Remedy        Wellness     Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic         $11,040,653      4,825,566            -               -               -       $15,866,219
  Customers-international            -          525,045            -               -               -           525,045
Segment operating profit
  (loss)                       3,239,960         54,325            -         ($767,681)            -         2,526,604
Depreciation                      83,349         41,504            -               -               -           124,853
Capital expenditures             $98,476        $46,432            -               -               -          $144,908

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

/s/  Guy J. Quigley                                            February 24, 2006
--------------------------------------------------------       -----------------
Guy J. Quigley, Chairman of the Board,                                Date
   (President, Chief Executive Officer)

/s/ George J. Longo                                            February 24, 2006
--------------------------------------------------------       -----------------
George J. Longo, Vice President, Chief Financial Officer              Date
   (Principal Financial and Accounting Officer)

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The Quigley Corporation

We have  audited the  accompanying  consolidated  balance  sheets of The Quigley
Corporation  and  subsidiaries  as of December 31, 2005 and 2004 and the related consolidated statements of operations,  stockholders' equity, and cash flows for the years ended December 31, 2005 and 2004.  These financial  statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in the financial statements. An audit also includes assessing the accounting principles used and  significant  estimates made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of the Company as of December 31,
2005 and 2004,  and the results of its  operations  and its cash flows for years ended  December 31, 2005 and 2004, in conformity  with U.S.  generally  accepted accounting principles.

/s/ Amper Politziner & Mattia P.C.
----------------------------------

Edison, New Jersey
February 24, 2006

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of The Quigley Corporation

In  our  opinion,  the  accompanying   consolidated   statement  of  operations,
stockholders'  equity,  and cash flows present fairly, in all material respects, and the results of operations and cash flows of The Quigley  Corporation and its subsidiaries  for the year ended December 31, 2003 in conformity with accounting principles  generally accepted in the United States of America.  These financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is to express an opinion on these financial  statements based on our audit.  We conducted our audit of these  statements  in accordance  with the standards of the Public  Company  Accounting  Oversight  Board (United  States).
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

/s/ PricewaterhouseCoopers LLP
------------------------------

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

The reports of PwC on the  Company's  financial  statements  for the fiscal year ended  December 31, 2003 did not contain an adverse  opinion or a disclaimer  of opinion and were not  qualified  or modified as to  uncertainty,  audit scope or accounting principle, except for the 2003 fiscal year opinion, which contained a reference for a restatement  of the 2002  consolidated  financial  statements to revise the  accounting  for  certain  warrants.  During  the  fiscal  year ended
December 31, 2003 and through July 8, 2004, there were no disagreements with PwC on any  matter  of  accounting  principles  or  practices,  financial  statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the  satisfaction  of PwC,  would have caused them to make  reference  to the subject matter of any such  disagreement  in connection  with its reports on the financial  statements for such years.  During the fiscal year ended December 31,
2003 and through July 8, 2004,  there were no  reportable  events (as defined in
Item  304(a)(1)(v) of Regulation S-K). The Company has not consulted with Amper,
Politziner & Mattia, P.C. during the last fiscal year ended December 31, 2003 or during the subsequent interim periods from January 1, 2004 through and including
July 8, 2004 on either the  application of accounting  principles to a specified transaction,  either  completed or proposed,  or the type of audit  opinion that might be rendered on The Company's consolidated financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

Based on their  evaluation,  as of the end of the period covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded the Company's disclosure controls and procedures (as defined in Rules 13a-14 and
15d-14 under the Securities Exchange Act of 1934) are effective. There have been no  material  changes  in  internal  controls  or in other  factors  that  could materially  affect these  controls  subsequent to the date of their  evaluation, including any  corrective  actions with regard to significant  deficiencies  and material weaknesses.

Pursuant to Section 404 of the Sarbanes-Oxley  Act of 2002 (the Act),  beginning with our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we may be required to furnish a report by our management on our internal control over financial  reporting.  This report will contain,  among other  matters,  an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal  control over financial  reporting is effective.  This  assessment must include  disclosure  of any  material  weakness  in our  internal  control  over financial  reporting  identified  by  management.  If we  identify  one or  more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal  control over  financial  reporting is  effective.
This report will also contain a statement that our independent registered public accountants have issued an attestation report on management's assessment of such internal  controls  and a conclusion  on the  operating  effectiveness  of those controls.

Management  acknowledges its responsibility for internal controls over financial reporting and seeks to continually  improve those controls.  In order to achieve compliance  with  Section 404 of the Act within the  prescribed  period,  we are currently performing the system and process  documentation and evaluation needed to comply with Section 404, which is both costly and challenging. We believe our process,  which  began in  fiscal  2003 and is  continuing  in  fiscal  2006 for documenting,  evaluating  and  monitoring  our internal  control over  financial reporting is consistent with the objectives of Section 404 of the Act.

ITEM 9B. OTHER INFORMATION

None
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT  AND
         RELATED STOCKHOLDER MATTERS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2006 Annual Meeting of Stockholders.

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
                    2003).

         16.1       PricewaterhouseCoopers  LLP  letter  dated  March  30,  2006
                    (incorporated  by  reference  to  Exhibit  16.1 of Form 10-K filed on March 31, 2005).

         21.1**     Subsidiaries of The Quigley Corporation.

         23.1**     Consent   of    PricewaterhouseCoopers    LLP,   Independent
                    Registered Public Accounting Firm, dated March 13, 2006.

         23.2**     Consent   of  Amper,   Politziner   &  Mattia,   Independent
                    Registered Public Accounting Firm, dated March 13, 2006.

         31.1**     Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

         31.2**     Certification of Chief Financial Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.

         32.1**     Certification of the Chief Executive  Officer pursuant to 18
                    U.S.C.  1350,  as adopted  pursuant  to  Section  906 of the
                    Sarbanes-Oxley Act of 2002.

         32.2**     Certification of the Chief Financial  Officer pursuant to 18
                    U.S.C.  1350,  as adopted  pursuant  to  Section  906 of the
                    Sarbanes-Oxley Act of 2002.

                    * Indicates a management contract or compensatory plan or arrangement
                    ** Filed herewith

SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         THE QUIGLEY CORPORATION

/s/ Guy J. Quigley                                                March 23, 2006
-------------------------------------------------                 --------------
Guy J. Quigley, Chairman of the Board, President,                        Date
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following  persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                Title                                 Date
         ---------                                -----                                 -----

/s/ Guy J. Quigley                 Chairman of the Board, President,                March 23, 2006
---------------------------                                                         --------------
Guy J. Quigley                     Chief Executive Officer and Director

/s/ Charles A. Phillips            Executive Vice President, Chief Operating        March 23, 2006
---------------------------                                                         --------------
Charles A. Phillips                Officer and Director

/s/ George J. Longo                Vice President, Chief Financial                  March 23, 2006
---------------------------                                                         --------------
George J. Longo                    Officer and Director (Principal
                                   Financial and Accounting Officer)

/s/ Jacqueline F. Lewis            Director                                         March 23, 2006
---------------------------                                                         --------------
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum          Director                                         March 23, 2006
---------------------------                                                         --------------
Rounsevelle W. Schaum

/s/ Stephen W. Wouch,              Director                                         March 23, 2006
---------------------------                                                         --------------
Stephen W. Wouch,

/s/ Terrence O. Tormey,            Director                                         March 23, 2006
---------------------------                                                         --------------
Terrence O. Tormey,

