Form 10-Q
period 2006-03-31
QUIGLEY CORP
filed 2006-05-15
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

     For the quarterly period ended           March 31, 2006
                                              ---------------

                                                   OR

( )  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to ______________

                         Commission file number 0-21617

                             THE QUIGLEY CORPORATION
            -------------------------------------------------------
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
 -------------------------------------------------------------------------------
          (Address of Principal Executive Offices)                   (Zip Code)

                                 (215) 345-0919
                      -----------------------------------
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

As of April 25, 2006, there were 12,480,478  shares of common stock,  $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
       PART I - FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements                     3-14

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  15-21

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                       22

Item 4.   Controls and Procedures                                           22

       PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                              22-23

Item 6.   Exhibits                                                          23

Signatures                                                                  24

                                              PART I. FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                 THE QUIGLEY CORPORATION
                                          CONDENSED CONSOLIDATED BALANCE SHEETS

                                   ASSETS                                      March 31, 2006          December 31, 2005
                                                                                 (Unaudited)
                                                                               ----------------        ----------------
CURRENT ASSETS:

    Cash and cash equivalents                                                      $18,190,419             $16,885,170
    Accounts receivable (net of doubtful accounts of $354,972 and $354,972)          2,685,493               7,880,140
    Inventory                                                                        4,227,815               3,900,064
    Prepaid expenses and other current assets                                        1,233,409               1,582,851
                                                                               ----------------        ----------------
       TOTAL CURRENT ASSETS                                                         26,337,136              30,248,225
                                                                               ----------------        ----------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                  5,422,760               5,585,793
                                                                               ----------------        ----------------

OTHER ASSETS:
    Goodwill                                                                            30,763                  30,763
    Other assets                                                                       120,448                 110,858
                                                                               ----------------        ----------------
       TOTAL OTHER ASSETS                                                              151,211                 141,621
                                                                               ----------------        ----------------

TOTAL ASSETS                                                                       $31,911,107             $35,975,639
                                                                               ================        ================

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Current portion of debt                                                         $1,321,428                $428,571
    Accounts payable                                                                   686,556                 771,819
    Accrued royalties and commissions                                                2,906,329               3,301,598
    Accrued advertising                                                                761,334               2,860,414
    Other current liabilities                                                        2,227,106               2,203,561
                                                                               ----------------        ----------------
       TOTAL CURRENT LIABILITIES                                                     7,902,753               9,565,963
                                                                               ----------------        ----------------

LONG-TERM DEBT                                                                               -               1,035,715

MINORITY INTEREST                                                                       57,311                  54,314

COMMITMENTS AND CONTINGENCIES  (NOTE 7)

STOCKHOLDERS' EQUITY:

    Common stock, $.0005 par value; authorized 50,000,000;
     Issued: 16,349,531 and 16,360,524  shares                                           8,175                   8,180
    Additional paid-in-capital                                                      35,490,499              35,404,803
    Retained earnings                                                               13,640,528              15,094,823
    Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost
                                                                                   (25,188,159)            (25,188,159)
                                                                               ----------------        ----------------
       TOTAL STOCKHOLDERS' EQUITY                                                   23,951,043              25,319,647
                                                                               ----------------        ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $31,911,107             $35,975,639
                                                                               ================        ================

                          See accompanying notes to condensed consolidated financial statements

                                                THE QUIGLEY CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                                                          Three Months Ended
                                                                                 March 31, 2006       March 31, 2005
                                                                                ----------------     ----------------

NET SALES                                                                           $10,266,038          $11,753,270
                                                                                ----------------     ----------------

COST OF SALES                                                                         4,953,454            6,050,298
                                                                                ----------------     ----------------

GROSS PROFIT                                                                          5,312,584            5,702,972
                                                                                ----------------     ----------------

OPERATING EXPENSES:
      Sales and marketing                                                             2,434,925            1,834,831
      Administration                                                                  3,705,761            2,994,769
      Research and development                                                          784,523            1,068,303
                                                                                ----------------     ----------------
TOTAL OPERATING EXPENSES                                                              6,925,209            5,897,903
                                                                                ----------------     ----------------

LOSS FROM OPERATIONS                                                                 (1,612,625)            (194,931)
                                                                                ------------------    ---------------

OTHER INCOME (EXPENSE)
      Interest and other income                                                         179,974               69,489
      Interest expense                                                                  (21,644)             (29,053)
                                                                                ----------------     ----------------
TOTAL OTHER INCOME (EXPENSE)                                                            158,330               40,436
                                                                                ----------------     ----------------

LOSS  FROM OPERATIONS
  BEFORE TAXES                                                                       (1,454,295)            (154,495)

INCOME TAXES (BENEFIT)                                                                     -                    -
                                                                                ----------------     ----------------

NET LOSS                                                                            ($1,454,295)           ($154,495)
                                                                                ================     ================

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                                                               ($0.12)              ($0.01)
                                                                                ================     ================

     Diluted                                                                             ($0.12)              ($0.01)
                                                                                ================     ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                                                          11,714,140           11,654,796
                                                                                ================     ================

      Diluted                                                                        11,714,140           11,654,796
                                                                                ================     ================

                         See accompanying notes to condensed consolidated financial statements

                                                THE QUIGLEY CORPORATION
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (UNAUDITED)

                                                                                          Three Months Ended
                                                                                 March 31, 2006       March 31, 2005
                                                                                ----------------     ----------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                            $1,503,382           $2,214,737
                                                                                ----------------     ----------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                                            (140,966)             (33,734)
                                                                                ----------------     ----------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES                                             (57,167)             (66,868)
                                                                                ----------------     ----------------

NET INCREASE IN CASH                                                                   1,305,249           2,114,135

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                                          16,885,170          14,366,441
                                                                                ----------------     ----------------

CASH & CASH EQUIVALENTS, END OF PERIOD                                              $18,190,419          $16,480,576
                                                                                ================     ================

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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of operations  for the three months ended March 31,
2006 and 2005 are not  necessarily  indicative of the results to be expected for the entire year or any other period.

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

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a  specific  reserve  for excess or obsolete  inventory  of $356,220  and $369,508 as of March 31, 2006 and December
31, 2005, respectively.  Inventories included raw material, work in progress and packaging  amounts of approximately  $1,060,000 and $1,340,000 at March 31, 2006 and December 31, 2005,  respectively,  with the  remainder  comprising  finished goods.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2006. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 26% and
22% of sales volume for the three month  periods  ended March 31, 2006 and 2005, respectively. Customers comprising the five largest accounts receivable balances represented 49% and 47% of total trade receivable balances at March 31, 2006 and
December 31, 2005, respectively.  During the three month periods ended March 31,
2006 and 2005,  approximately  11% and 8%,  respectively,  of the  Company's net sales were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  50% and 49% of total  revenues in the three month periods  ended March 31, 2006 and 2005,  respectively.  The Health and  Wellness segment approximated 45% and 43%, respectively, for the three-month periods. The
Contract  Manufacturing  segment approximated 5% and 8%,  respectively,  for the respective three-month periods.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $525,240  for future  sales  returns and $422,280 for other allowances  as of March 31, 2006 and $634,580 and $533,250 at December 31, 2005,
respectively.  The 2006 and 2005 reserve  balances  include a remaining  returns provision at March 31, 2006 and December 31, 2005 of approximately  $174,000 and
$184,000,  respectively,  in the event of future product  returns  following the discontinuation of the Cold-Eeze(R) Cold Remedy Nasal Spray product in September
2004. The reserves also include an estimate of the  uncollectability of accounts receivable  resulting  in a reserve  of  $354,972  at both  March  31,  2006 and
December 31, 2005.

COST OF SALES

For the Cold  Remedy  Segment,  in  accordance  with  contract  terms,  payments calculated  based  upon  net  sales  collected  to  the  patent  holder  of  the
Cold-Eeze(R) formulation and payments to the corporation founders and developers of the final saleable  Cold-Eeze(R)  product amounting to $242,514 and $535,102, respectively,  for the three  month  periods  ended  March 31, 2006 and 2005 are presented in the  financial  statements as cost of sales (see also Note 4). Such payments to the founders  terminated in May 2005 in accordance with  contractual agreements.

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

Accordingly,  such distribution payments amounting to $2,052,714 and $2,293,193, respectively,  for the three  month  periods  ended  March 31, 2006 and 2005 are presented in the financial statements as cost of sales.

OPERATING EXPENSES

Agreements  relating  to the Cold Remedy  segment  with a major  national  sales brokerage firm are for this firm to sell the manufactured  Cold-Eeze(R)  product to our customers.  Such related costs are presented in the financial  statements as selling expenses.

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

As of January 1, 2006, the Company  adopted SFAS 123R,  "SHARED BASED  PAYMENT".
The  adoption  of SFAS 123R did not have an impact  on the  Company's  financial position or results of operations in the 2006 period reported.

No stock  options were granted in the three month  periods  ended March 31, 2006 and 2005.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three month  periods  ended
March 31, 2006 and 2005 were $2,035,284 and $1,694,832,  respectively.  Included in prepaid  expenses and other current  assets was zero and $96,050 at March 31,
2006 and  December  31,  2005,  respectively,  relating  to prepaid  advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  March 31, 2006 and 2005 were
$784,523 and  $1,068,303,  respectively.  Principally,  research and development costs are  related  to  Pharma's  study  activities  and costs  associated  with
Cold-Eeze(R) products.

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

NOTE 3 - VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTERESTENTITIES("VIE") (FIN 46), which it supersedes. FIN 46R requires the application of either FIN 46 or FIN 46R by "Public  Entities" to all Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004.  Effective March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to February 1, 2003. The Company has determined that Scandasystems, a related  party,  qualifies as a variable  interest  entity and the Company has consolidated  Scandasystems beginning with the quarter ended March 31, 2004. Due to the  fact  that the  Company  has no  long-term  contractual  commitments  or guarantees,  the  maximum  exposure  to loss is  insignificant.  As a result  of consolidating  the VIE of which the  Company  is the  primary  beneficiary,  the
Company  recognized a minority interest of approximately  $57,311 and $54,314 on the  Consolidated  Balance  Sheets  at March 31,  2006 and  December  31,  2005,
respectively,  which  represents  the  difference  between  the  assets  and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets. Reflected on the Company's Consolidated Balance Sheets at March 31, 2006
and  December  31,  2005,  respectively,  are $72,372 and $61,844 of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring  licenses and with  research  and  development  activities  in certain countries.

NOTE 4 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

The Company has maintained a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation  and as such no potential  offset  from such  litigation  for these fees have been  recorded.  A founder's  commission totaling 5%, on sales collected,  less certain deductions, has been paid to two of the officers, who are also directors and stockholders of the Company, and whose agreements expired in 2005, (see Note 11).

The expenses for the respective periods relating to such agreements  amounted to
$242,514  and  $535,102,  for the three month  periods  ended March 31, 2006 and
2005,  respectively.  Amounts  accrued for these  expenses at March 31, 2006 and
December 31, 2005 were $2,319,925 and $2,077,411, respectively.

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at March 31, 2006 and  December  31, 2005,  apportioned  between  related party and other balances, are as follows:

                                                            March 31,    December 31,
                                                             2006             2005
                                                      --------------------------------

    Related party balances (see Note 11)                       -                -
    Other non-related party balances                       2,906,329        3,301,598
                                                      --------------------------------
    Total accrued royalties and sales commissions         $2,906,329       $3,301,598
                                                      --------------------------------

NOTE 5 - DEBT

In connection with the Company's  acquisition of certain assets of JoEl, Inc. in
October 2004,  the Company  entered into a term loan in the amount of $3 million payable to PNC Bank, N.A. which was collateralized by mortgages on real property located in Lebanon and  Elizabethtown,  Pennsylvania.  The  Company  could elect interest  rate options at either the Prime Rate or LIBOR plus 200 basis  points.
The loan was payable in eighty-four equal monthly principal  payments of $35,714 that commenced on November 1, 2004. In April 2006, the Company prepaid the total outstanding balance of approximately $1.3 million. The Company was in compliance with all related loan covenants for the duration of the loan.

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $864,600  and  $923,411  related to accrued compensation at March 31, 2006 and December 31, 2005, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company  resulted in rent  expense for the three month  periods  ended March 31,
2006 and 2005 of $64,588, and $55,316, respectively. The Company has approximate future obligations over the next five years as follows:

                                Property
              Research and      and Other
  Year         Development       Leases          Advertising           Other         Total
 ---------- ------------------ -------------- ----------------- ---------------- -----------------
 2006            $2,731,979       $130,841           $15,000          $62,000        $2,939,820
 2007                36,174         90,913            -                -                127,087
 2008              -                                  -                -                -
 2009              -                                  -                -                -
 2010              -                    -             -                -                -
 2011              -                    -             -                -                -
 ---------- ------------------ -------------- ----------------- ---------------- -----------------
 Total           $2,768,153       $221,754           $15,000          $62,000        $3,066,907
 ---------- ------------------ -------------- ----------------- ---------------- -----------------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2006.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of net  sales  collected,  for  product  exclusivity,  consulting,  marketing presentations,  confidentiality  and non-compete  arrangements.  Amounts paid or payable under such agreement during the three month periods ended March 31, 2006 and 2005, were $190,639 and $199,339,  respectively.  Amounts payable under such agreement  at March 31, 2006 and  December  31, 2005 were  $120,032 and $58,597, respectively.

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
Defendants promoted their line of products by a website,  among other means. The
Company moved for a temporary  restraining  order against the defendants,  which the  court  denied;  however,  the  Court  ordered  expedited  discovery  and  a preliminary  injunction  hearing was held before the Court on January 24 and 25,
2006. The parties filed briefs on the  significance  of the hearing  evidence in relation  to the  parties'  respective  claims and argued the matter  before the
Federal  District Court for the Eastern District of Pennsylvania on February 17,
2006.

On April 21, 2006 a preliminary  injunction was issued by the Court and enjoined the defendants with the respect to Darius' and Innerlight's  claims of breach of contract and unfair competition.  It gave further relief to Darius International and  Innerlight  Inc.  with the  respect  to claims of  trademark  infringement.
Defendants were enjoined from endorsing, developing,  marketing, and selling any and all  nutritional  dietary  supplement  products  that  compete  with  Darius
International's  and Innerlight  Inc.'s products.  Defendants were also enjoined from using certain marks used in the  Innerlight  Inc.  business in  conjunction with any product.  The defendants  were ordered to remove from their website all reference to competing  nutritional or dietary  supplement  products,  including hyperlinks to such  products;  and were also enjoined from including a reference to  dietary  supplement  products  owned by  defendants  on any  other  website.
Defendants have filed an answer and counterclaims and the Company believes these pleadings are without merit and is vigorously  defending those counterclaims and is prosecuting its action on the complaint.

On May 5, 2006  defendants  filed a motion to  dissolve  and/or  reconsider  the motion for a  preliminary  injunction.  The Company has answered this motion and believes that its allegations are without merit.  Based upon the information the
Company  has at this time,  it  believes  the  counterclaim  actions are without merit. However, at this time no prediction as to the outcome can be made.

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

The Fourth  District  Court of Utah has stayed both the  September  14, 2005 and
November 3, 2005 actions pending the  adjudication of the Federal District Court action  referenced  above and has ordered that all disputes be determined in the
Federal District Court action in the Eastern District of Pennsylvania.

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

                    INNERLIGHT INC. VS. THE MATRIX GROUP, LLC

On March 13, 2006  Innerlight  Inc. filed a declaratory  judgment  action in the
Fourth Judicial District,  Utah County, State of Utah,  requesting a declaration that there is no valid contract  between the parties.  The Matrix Group, LLC has alleged there is a contract  between the parties  obligating  Innerlight Inc. to purchase  $750,000 of products for the 12-month  period  commencing  October 18,
2004 and ending October 17, 2005,  $1,500,000 for the period commencing  October
18, 2005 and ending October 17, 2006, and for each 12-month  period  thereafter, through and including October 17, 2013, at least $4,000,000 of products from The
Matrix Group, LLC. The document on which Matrix relies was drafted by Matrix and states that the acceptance of the appointment by distributor  (Innerlight  Inc.)
is conditioned upon  distributor's  written  acceptance of the Company's product price list.  No written  acceptance  of the product  price list was ever made by
Innerlight Inc.

The Matrix Group,  LLC has filed a Utah Rule of Civil Procedure  12(b)(3) motion asking that the complaint be dismissed for lack of jurisdiction. Innerlight Inc.
has answered the motion on May 8, 2006.

The  Company  believes  that the  defendant's  claims are  without  merit and is vigorously  defending  those  claims  and  is  prosecuting  its  action  on  its complaint.  Based upon the information the Company has at this time, it believes that the  defendant's  actions  are  without  merit.  However,  at this  time no prediction as to the outcome can be made.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
March 31, 2006,  4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2005 or
2006 to date.

NOTE 9 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years.  In  addition,  certain tax  benefits  for option and  warrant  exercises
totaling    $4,190,063    are    deferred    and    will    be    credited    to
additional-paid-in-capital  when the NOL's  attributable  to these exercises are utilized.  As a result,  these NOL's will not be available to offset  income tax expense.  The net operating  loss  carry-forwards  currently  approximate  $11.4 million for federal  purposes,  of which $3.5 million will expire in 2019,  $4.0 million in 2020 and $3.9 million in 2022. Additionally,  there are net operating loss  carry-forwards of $16.4 million for state purposes,  of which $9.7 million will expire in 2009, $2.1 million in 2010, $2.8 million in 2012 and $1.8 million in 2013.  Until  sufficient  taxable  income  to  offset  the  temporary  timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                           Three Months Ended            Three Months Ended
                             March 31, 2005                March 31, 2006
                        --------------------------------------------------------
                         Loss    Shares     EPS         Loss   Shares    EPS
                        --------------------------------------------------------

Basic EPS               ($1.5)    11.7    ($0.12)      ($0.2)   11.7   ($0.01)
Dilutives:
Options/Warrants           -        -                    -       -

                        --------------------------------------------------------
Diluted EPS             ($1.5)    11.7    ($0.12)      ($0.2)   11.7   ($0.01)
                        ========================================================

Options and warrants  outstanding  at March 31, 2006 and 2005 were 4,593,750 and
4,287,250,  respectively.  They were not included in the  computation of diluted earnings for the periods because the effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold therapy  product,  shared a total  commission of five percent
(5%), on sales collected,  less certain  deductions until this agreement expired on May 31,  2005.  For the three  month  periods  ended March 31, 2006 and 2005, amounts of zero and  $267,551,  respectively,  were paid or  payable  under such founders' commission agreements.  Amounts payable under such agreements at March
31, 2006 and December 31, 2005 were zero.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $53,250 and $86,298 have been paid to a related  entity  during the three month  periods ended March
31,  2006 and 2005,  respectively,  to assist  with the  regulatory  aspects  of obtaining such licenses.

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

The Company divides its operations into four reportable segments as follows: The
Quigley  Corporation  (Cold-Remedy),  whose  main  product  is  Cold-Eeze(R),  a proprietary zinc gluconate  glycine lozenge for the common cold;  Darius (Health and  Wellness),  whose  business is the sale and direct  marketing of a range of health and wellness products;  Quigley Manufacturing  (Contract  Manufacturing), which is the production  facility for the Cold-Eeze(R)  lozenge product and also performs contract manufacturing services for third party customers,  and Pharma,
(Ethical  Pharmaceutical),   currently  involved  in  research  and  development
activity to develop patent applications for potential pharmaceutical products.

Financial information relating to 2006 and 2005 operations, by business segment, follows:

---------------------------------------------------------------------------------------------------------------------------
FOR THE THREE  MONTHS ENDED           Cold       Health and       Contract        Ethical       Corporate &
MARCH 31, 2006                       Remedy       Wellness     Manufacturing    Pharmaceutical     Other           Total
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic              $5,177,340     $3,416,889       $523,892           -               -         $9,118,121
  Customers-international             -           1,147,917            -             -               -          1,147,917
  Inter-segment                       -            -             1,593,128           -          (1,593,128)       -
Segment operating profit
   (loss)                          ($305,907)     ($218,372)     ($169,795)       ($876,961)      ($41,590)   ($1,612,625)

---------------------------------------------------------------------------------------------------------------------------
FOR THE THREE  MONTHS ENDED           Cold       Health and       Contract        Ethical       Corporate &
MARCH 31, 2005                       Remedy       Wellness     Manufacturing    Pharmaceutical     Other           Total
---------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic              $5,746,641     $4,113,318     $1,010,624           -               -        $10,870,583
  Customers-international             -             882,687            -             -               -            882,687
  Inter-segment                       -              -           1,442,297           -          (1,442,297)       -
Segment operating profit
   (loss)                           $356,243       $393,345       $160,358      ($1,043,482)      ($61,395)     ($194,931)

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

CERTAIN RISK FACTORS

The Quigley  Corporation makes no representation that the United States Food and
Drug  Administration  ("FDA")  or any  other  regulatory  agency  will  grant an
Investigational  New  Drug  ("IND")  or take  any  other  action  to  allow  its formulations  to be studied or/and for any IND to be marketed.  Furthermore,  no claim is made that potential  medicine discussed herein is safe,  effective,  or
approved  by  the  FDA.   Additionally,   data  that  demonstrates  activity  or
effectiveness  in animals or in vitro tests do not necessarily mean such formula test  compound,  referenced  herein,  will be  effective  in humans.  Safety and effectiveness  in humans will have to be  demonstrated  by means of adequate and well controlled clinical studies before the clinical significance of the formula test  compound  is known.  Readers  should  carefully  review  the risk  factors described  in other  sections  of the filing as well as in other  documents  the
Company  files from time to time with the  Securities  and  Exchange  Commission
("SEC").

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

The Cold-Remedy  segment  reported a reduction in net sales in the first quarter
2006 of $569,301 as  compared  to the same period in 2005,  possibly  due to the release in January 2006, by a medical association of controversial effectiveness data relative to  over-the-counter  (OTC) products for the  cough/cold  category even though  Cold-Eeze(R) is proven to be effective in two double-blind  placebo controlled  studies in reducing  the  severity  and duration of the common cold.
Sales may also have been  negatively  affected due to extensive  media  exposure gained by vitamin  based  products  despite the lack of both safety and clinical efficacy data.

The Contract  Manufacturing  segment reported sales in the first quarter of 2006 of $523,892 a reduction of $486,732 as compared to sales in the 2005 comparative period  of  $1,010,624.  The main  reason  for the  reduction  was due to an OTC
company  that   utilized   manufacturing   abilities  of  this  segment   having
discontinued their product in the marketplace.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through  a  network  of  independent  distributor representatives.  Darius  is  a  direct  selling  organization  specializing  in proprietary health and wellness  products.  The formation of Darius has provided diversification  to the Company in both the method of product  distribution  and the broader range of products available to the marketplace, serving as a balance to the seasonal  revenue cycles of the  Cold-Eeze(R)  branded  products.  In the first three months of 2006, this segment's net sales were $4,564,806 compared to

$4,996,005  for  the  2005  three  month  period.   However,  sales  related  to
international  locations  improved by approximately  $265,230 or 30% in the 2006 period over the 2005 comparable period offsetting a decrease in domestic sales.

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
The  Company   continues  to  invest   significantly  in  ongoing  research  and
development  activities of this segment. Such investment amounted to $876,961 in the first quarter 2006 compared to $1,043,482 in the 2005 comparative period.

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

COLD-REMEDY PRODUCTS

In May 1992, the Company  entered into an exclusive  agreement for the worldwide representation,  manufacturing  and  marketing of  Cold-Eeze(R)  products in the
United States. Cold-Eeze(R), a zinc gluconate glycine formulation (ZIGG(TM)), is an over-the-counter consumer product used to reduce the duration and severity of the common cold and is available in lozenge, sugar-free tablet and gum form. The
Company has substantiated the effectiveness of Cold-Eeze(R) through a variety of studies.  A  randomized  double-blind  placebo-controlled  study,  conducted  at
Dartmouth College of Health Science, Hanover, New Hampshire,  concluded that the lozenge  formulation  treatment,  initiated  within 48 hours of  symptom  onset, resulted in a significant reduction in the total duration of the common cold.

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

QR-333 - In April 2002, the Company  initiated a Phase II Proof of Concept Study in France for treatment of diabetic neuropathy,  which was concluded in 2003. In
April 2003, the Company  announced that an independently  monitored  analysis of the  Phase II  Proof  of  Concept  Study  concluded  that  subjects  using  this formulation had 67% of their symptoms  improve,  suggesting  efficacy.  In March
2004,  the Company  announced that it had completed its first meeting at the FDA prior to submitting the Company's IND  application for the relief of symptoms of diabetic symmetrical peripheral  neuropathy.  The FDA's pre-IND meeting programs are  designed  to  provide  sponsors  with  advance  guidance  and input on drug
development   programs.   In  September  2005,  the  Company  announced  that  a
preliminary  report  of its  topical  compound  for the  treatment  of  diabetic
neuropathy   was   recently   featured  in  the  JOURNAL  OF  DIABETES  AND  ITS
COMPLICATION.  Authored  by Dr. C.  LeFante  and Dr.  P.  Valensi,  the  article appeared  in the June 1, 2005  issue,  and  included  findings  that  showed the compound reduced the severity of numbness,  and irritation from baseline values.
In October 2005, the Company  announced the results of  pre-clinical  toxicology studies that showed no irritation,  photo toxicity,  contact hypersensitivity or photo allergy when applied  topically to hairless  guinea pigs and another study that showed no difference in the dermal response of the compound or placebo when applied  to  Gottingen  Minipigs.  (Both  animal  models are  suggested  for the evaluation of topical drugs,  by the FDA). In March 2006, the Company  announced the filing of an IND application  with the FDA for its topical  compound for the treatment of Diabetic Peripheral  Neuropathy.  This filing allows the Company to begin human clinical trials following a 30-day review period.  If the FDA has no further comments,  studies with human subjects will commence as soon as possible pending the availability of study drug. This application  includes a compilation of all of the supporting development data and regulatory  documentation required to file an IND  application  with the FDA. In April 2006,  upon FDA approval for its IND, the Company  announced that it will be commencing  human studies on its formulation.  Patient  screening and enrollment  will begin  immediately for the first of two human trials designed to determine the safety  pharmacokinetics  of the  Company's  IND. A Phase 2(b) dose  ranging  study will  commence  after the completion of the pharmacokinetic study.

The Company also  announced that in  anticipation  of receiving this IND, it has previously held its  investigators  meeting to organize its  multi-center  phase
2(b) trials.  This will allow the Company to begin these trials as soon as study drug is available.

QR-336 - In April 2004,  the  Company  announced  the results of a  preliminary, pre-clinical  animal study which measured the effect of its  proprietary  patent applied  for  formulation  against  ionizing  (nuclear)  radiation.  This  study determined that parenteral (injection)  administration of the study compound was protective  against the effects of a lethal,  whole body ionizing radiation dose in a mouse model. This compound is being  investigated to potentially reduce the effects of radiation exposure on humans.

QR-337 - In September  2003,  the Company  announced  its  intention to file for permission  to study its patent  pending  potential  treatment for psoriasis and other skin  disorders.  Continued  testing will  therefore  have to be conducted under an IND application following positive preliminary results.

QR-435 - In May 2004, the Company announced that an intranasal spray application of the anti-viral test compound demonstrated efficacy by significantly  reducing the severity of illness in ferrets that had been  infected  with the Influenza A virus. In pre-clinical studies, the antiviral formulation demonstrates antiviral activity  against  Ocular and Genital  Herpes,  indicating  a new  research  and development  path for the  versatile  compound.  The Company is pleased with the progress  and  indicated  that  continued  research  is  required to confirm the compound's safety and efficacy profiles.

QR-437 - In January 2004,  the Company  reported  that its  compound,  which was demonstrating  antiviral  activity,  had shown virucidal and virustatic activity against the strain 3B of the Human  Immunodeficiency  Virus Type 1 (HIV-1) in an
in-vitro study.  Additionally,  the Company decided that the derivative compound of the  anti-viral  formulation  previously  found to be effective  for treating
Sialorrhea  would  probably  postpone  further  development  on  the  Sialorrhea indication  and  concentrate  on further  qualification  and  development of the anti-viral capabilities of the compound in humans.

QR-439 - In December  2003,  the Company  announced  positive  test results of a preliminary  independent in vitro study  indicating  that a test compound of the
Company previously tested on the Influenza virus showed  "significant  virucidal activity  against a strain  of the  Severe  Acute  Respiratory  Syndrome  (SARS)
virus."

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

QR-440 (A) - The Company received an additional  Investigational New Animal Drug
(INAD)  number from the Center for  Veterinary  Medicine of the FDA. In previous studies, QR-440 has been shown to reduce inflammation and also suggests possible disease-modifying potential.

QR-441(A) - In November  2005,  the Company was assigned  nine INADs for a broad anti-viral agent by the Center for Veterinary  Medicine of the FDA. Eight of the
INADs are for  investigating  the  compound use against  avain flu  H5N1virus in chickens,  turkeys,  ducks,  pigs,  horses,  dogs,  cats and non-food  birds. In
January  2006,  a ninth INAD was  assigned  for  investigating  its compound for treating  arthritis in dogs.  In March 2006,  the Company  announced  that it is planning a series of  controlled  experiments  designed  to test its all natural broad spectrum anti-viral compound in poultry stocks. The Company also announced that Dr. Timothy S. Cummings,  MS, DVM, ACPV Clinical  Poultry  Professor at the
College of Veterinary  Medicine at  Mississippi  State  University and Thomas G.
Voss, Ph.D.  Assistant  Professor Tulane  University  School of Medicine will be assisting the Company in the development of the INAD bird challenge studies.

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

The product in the Cold Remedy segment, Cold-Eeze(R), has been clinically proven in two  double-blind  studies to reduce the severity and duration of common cold symptoms.  Accordingly,  factors  considered in estimating the appropriate sales returns and allowances for this product  include it being: a unique product with limited competitors;  competitively priced;  promoted;  unaffected for remaining shelf life as there is no expiration date; and monitored for inventory levels at major customers and third-party consumption data, such as Information Resources,
Inc. ("IRI").

At March 31, 2006 and December  31, 2005,  the Company  included  reductions  to accounts  receivable  for sales returns and allowances of $525,000 and $635,000,
respectively,  and  cash  discounts  of  $67,000  and  $178,000,   respectively.
Additionally,  current  liabilities  at March 31,  2006 and  December  31,  2005 include  $643,000 and  $1,067,000,  respectively,  for  cooperative  advertising costs.

Management  believes there are no material  charges to net income in the current period related to sales from a prior period.

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

A one percent deviation for these consolidated  reserve provisions for the three month  periods  ended  March  31,  2006,  and 2005  would  affect  net  sales by approximately $117,000 and $133,000,  respectively.  A one percent deviation for cooperative  advertising  reserve  provisions  for the three month periods ended
March 31,  2006 and 2005 would  affect net sales by  approximately  $62,000  and
$69,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$174,000 and $184,000 at March 31, 2006 and December 31, 2005, respectively,  in the  event of  future  product  returns  following  the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

THREE  MONTHS  ENDED MARCH 31, 2006  COMPARED  WITH THREE MONTHS ENDED MARCH 31,
2005

Net sales for the three month  period  ended  March 31,  2006 were  $10,266,038, reflecting a decrease of $1,487,232  over the net sales of  $11,753,270  for the comparable  three month  period ended March 31,  2005.  The Cold Remedy  segment reported net sales in the 2006 period of $5,177,340,  a decrease of $569,301, or
9.9%,  over the comparable  2005 period of  $5,746,641.  The Health and Wellness segment  reported  net sales in the 2006  period of  $4,564,806,  a decrease  of
$431,199,  or 8.6%,  over the net sales of $4,996,005  for the  comparable  2005 period. The Contract Manufacturing segment reported net sales of $523,892 in the
2006 period compared to $1,010,624 in the comparable 2005 period,  a decrease of
$486,732 or 48.2%.

The  Cold-Remedy  segment  sales  decrease  may  possibly  be due in part to the
release  in  January  2006,   by  a  medical   association,   of   controversial
effectiveness  data  relative  to   over-the-counter   (OTC)  products  for  the
cough/cold  category even though  Cold-Eeze(R)  is proven to be effective in two double-blind placebo controlled studies in reducing the severity and duration of the common cold.  Sales may also have been negatively  affected due to extensive media exposure gained by vitamin based products  despite the lack of both safety and clinical efficacy data.

The Health and Wellness  segment's  net sales  decreased in the 2006 period as a result of reduced activity of domestic independent distributor  representatives, however,  sales related to international  markets increased by 30% from $882,687 in the 2005 period to $1,147,917 in the comparable 2006 period.

Cost of sales as a percentage  of net sales for the three months ended March 31,
2006 was 48.3% compared to 51.4% for the comparable  2005 period,  a decrease of

3.1%.  This  decrease  was  primarily  due  to  the  expiration  of a  founders'
commission  in May 2005,  related to the  Cold-Remedy  segment,  amounting to an approximately  4.2% decrease in the cost of goods of this  segment.  The cost of goods for the Health and Wellness segment remained relatively  unchanged between periods. The cost of goods of the Contract  Manufacturing segment was negatively impacted in the 2006 period due to an OTC company  that  utilized  manufacturing abilities of this segment having discontinued their product in the marketplace.

Sales and marketing expense for the three month period ended March 31, 2006 were
$2,434,925,  an increase of $600,094 over the  comparable  2005 period amount of
$1,834,831.  The increase was primarily due to increased advertising and product promotion expense of $519,331, primarily related to the Cold-Remedy segment.

General and administration costs for the three month period ended March 31, 2006 was  $3,705,761  compared  to  $2,994,769  for the 2005  period,  an increase of
$710,992  between  the  periods.  The  increase  in 2006  was  primarily  due to increased legal and insurance costs of $351,324 and $198,527, respectively.

Research and development costs during the three months ended March 31, 2006 were
$784,523 compared to $1,068,303 during the 2005 comparable period,  reflecting a decrease in 2006 of $283,780,  primarily as a result of decreased Pharma segment costs and reduced study activity related to the Cold-Eeze(R) products.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $18,434,383 and $20,682,262 at March 31, 2006 and December 31, 2005,  respectively.  Changes in working  capital  overall have
been  primarily  due  to  the  following  items:  cash  balances   increased  by
$1,305,249;  account receivable balances decreased by $5,194,647 due to seasonal factors and effective collection practices;  inventory increased by $327,751 due to a slow down in sales activity with some offset due to increased international sales activity;  accrued advertising decreased by $2,099,080 due to the seasonal nature of the  Cold-Remedy  segment,  accrued  royalties  and sales  commissions decreased  by  $395,269  largely  due to the  effects of certain  litigation  in progress  and the payment in 2006 of sales  related  incentives  provided for at
December 31, 2005. Total debt decreased by $142,858 as a result of the repayment of  recurring  monthly  principal  amounts in the  period.  The total  remaining balance on this loan,  approximating  $1,300,000 was repaid in April 2006.  This item related to the loan  liability  following  the  acquisition  of JoEl,  Inc.
effective  October 1, 2004 while the assets  acquired are presented in property, plant and  equipment.  Total cash  balances at March 31,  2006 were  $18,190,419 compared to $16,885,170 at December 31, 2005.

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

CAPITAL EXPENDITURES

Capital  expenditures  during  the  remainder  of 2006  are not  expected  to be material.

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
Defendants promoted their line of products by a website,  among other means. The
Company moved for a temporary  restraining  order against the defendants,  which the  court  denied;  however,  the  Court  ordered  expedited  discovery  and  a preliminary  injunction  hearing was held before the Court on January 24 and 25,
2006. The parties filed briefs on the  significance  of the hearing  evidence in relation  to the  parties'  respective  claims and argued the matter  before the
Federal  District Court for the Eastern District of Pennsylvania on February 17,
2006.

On April 21, 2006 a preliminary  injunction was issued by the Court and enjoined the defendants with the respect to Darius' and Innerlight's  claims of breach of contract and unfair competition.  It gave further relief to Darius International and  Innerlight  Inc.  with the  respect  to claims of  trademark  infringement.
Defendants were enjoined from endorsing, developing,  marketing, and selling any and all  nutritional  dietary  supplement  products  that  compete  with  Darius
International's  and Innerlight  Inc.'s products.  Defendants were also enjoined from using certain marks used in the  Innerlight  Inc.  business in  conjunction with any product.  The defendants  were ordered to remove from their website all reference to competing  nutritional or dietary  supplement  products,  including hyperlinks to such  products;  and were also enjoined from including a reference to  dietary  supplement  products  owned by  defendants  on any  other  website.
Defendants have filed an answer and counterclaims and the Company believes these pleadings are without merit and is vigorously  defending those counterclaims and is prosecuting its action on the complaint.

On May 5, 2006  defendants  filed a motion to  dissolve  and/or  reconsider  the motion for a  preliminary  injunction.  The Company has answered this motion and believes that its allegations are without merit.  Based upon the information the
Company  has at this time,  it  believes  the  counterclaim  actions are without merit. However, at this time no prediction as to the outcome can be made.

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

The Fourth  District  Court of Utah has stayed both the  September  14, 2005 and
November 3, 2005 actions pending the  adjudication of the Federal District Court action  referenced  above and has ordered that all disputes be determined in the
Federal District Court action in the Eastern District of Pennsylvania.

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

                    INNERLIGHT INC. VS. THE MATRIX GROUP, LLC

On March 13, 2006  Innerlight  Inc. filed a declaratory  judgment  action in the
Fourth Judicial District,  Utah County, State of Utah,  requesting a declaration that there is no valid contract  between the parties.  The Matrix Group, LLC has alleged there is a contract  between the parties  obligating  Innerlight Inc. to purchase  $750,000 of products for the 12-month  period  commencing  October 18,
2004 and ending October 17, 2005,  $1,500,000 for the period commencing  October
18, 2005 and ending October 17, 2006, and for each 12-month  period  thereafter, through and including October 17, 2013, at least $4,000,000 of products from The
Matrix Group, LLC. The document on which Matrix relies was drafted by Matrix and states that the acceptance of the appointment by distributor  (Innerlight  Inc.)
is conditioned upon  distributor's  written  acceptance of the Company's product price list.  No written  acceptance  of the product  price list was ever made by
Innerlight Inc.

The Matrix Group,  LLC has filed a Utah Rule of Civil Procedure  12(b)(3) motion asking that the complaint be dismissed for lack of jurisdiction. Innerlight Inc.
has answered the motion on May 8, 2006.

The  Company  believes  that the  defendant's  claims are  without  merit and is vigorously  defending  those  claims  and  is  prosecuting  its  action  on  its complaint.  Based upon the information the Company has at this time, it believes that the  defendant's  actions  are  without  merit.  However,  at this  time no prediction as to the outcome can be made.

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

                                         THE QUIGLEY CORPORATION

                                     By: /s/ George J. Longo
                                        -------------------------------------------
                                        George J. Longo
                                        Vice President, Chief Financial Officer

Date: May 15, 2006

