Form 10-Q
period 2006-06-30
QUIGLEY CORP
filed 2006-08-03
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2006
                                         --------------

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

                                 (215) 345-0919
              ----------------------------------------------------
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

As of July 28, 2006, there were 12,534,633 shares of common stock, $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.

                         PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements                        3-15

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         16-24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           24

Item 4.  Controls and Procedures                                              24

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 24-26

Item 4.  Submission of Matters to a Vote of Security Holders                  26

Item 6.  Exhibits                                                             26

Signatures                                                                    27

                                      -i-

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                              THE QUIGLEY CORPORATION
                                       CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                    June 30, 2006    December 31, 2005
                                                                                (Unaudited)
                                                                               -------------    -----------------
CURRENT ASSETS:

          Cash and cash equivalents                                             $ 16,060,396      $ 16,885,170
          Accounts receivable (net of doubtful accounts of $354,366 and            1,180,618         7,880,140
          $354,972)
          Inventory                                                                4,796,541         3,900,064
          Prepaid expenses and other current assets                                1,318,112         1,582,851
                                                                                ------------      ------------
               TOTAL CURRENT ASSETS                                               23,355,667        30,248,225
                                                                                ------------      ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                5,229,805         5,585,793
                                                                                ------------      ------------

OTHER ASSETS:
          Goodwill                                                                    30,763            30,763
          Other assets                                                                90,285           110,858
                                                                                ------------      ------------
               TOTAL OTHER ASSETS                                                    121,048           141,621
                                                                                ------------      ------------

TOTAL ASSETS                                                                    $ 28,706,520      $ 35,975,639
                                                                                ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

          Current portion of debt                                                       --        $    428,571
          Accounts payable                                                           524,882           771,819
          Accrued royalties and commissions                                        2,815,386         3,301,598
          Accrued advertising                                                        182,538         2,860,414
          Other current liabilities                                                2,293,762         2,203,561
                                                                                ------------      ------------
               TOTAL CURRENT LIABILITIES                                           5,816,568         9,565,963
                                                                                ------------      ------------

LONG-TERM DEBT                                                                          --           1,035,715

MINORITY INTEREST                                                                     59,784            54,314

COMMITMENTS AND CONTINGENCIES  (NOTE 7)

STOCKHOLDERS' EQUITY:

          Common stock, $.0005 par value; authorized 50,000,000;
               Issued: 17,180,686 and 16,360,524 shares                                8,590             8,180
          Additional paid-in-capital                                              36,987,528        35,404,803
          Retained earnings                                                       11,022,209        15,094,823
          Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost          (25,188,159)      (25,188,159)
                                                                                ------------      ------------
               TOTAL STOCKHOLDERS' EQUITY                                         22,830,168        25,319,647
                                                                                ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 28,706,520      $ 35,975,639
                                                                                ============      ============

                     See accompanying notes to condensed consolidated financial statements

                                                       1

                                                 THE QUIGLEY CORPORATION
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                                        Three Months Ended                     Six Months Ended
                                                June 30, 2006       June 30, 2005       June 30, 2006       June 30, 2005
                                                -------------       -------------       -------------       -------------

NET SALES                                        $  6,182,467        $  8,844,173        $ 16,448,505        $ 20,597,443
                                                 ------------        ------------        ------------        ------------

COST OF SALES                                       3,873,052           5,810,652           8,826,506          11,860,950
                                                 ------------        ------------        ------------        ------------

GROSS PROFIT                                        2,309,415           3,033,521           7,621,999           8,736,493
                                                 ------------        ------------        ------------        ------------

OPERATING EXPENSES:
      Sales and marketing                           1,078,649           1,066,759           3,513,574           2,901,590
      Administration                                3,100,378           2,986,507           6,806,139           5,981,276
      Research and development                        857,642             840,659           1,642,165           1,908,962
                                                 ------------        ------------        ------------        ------------
TOTAL OPERATING EXPENSES                            5,036,669           4,893,925          11,961,878          10,791,828
                                                 ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS                               (2,727,254)         (1,860,404)         (4,339,879)         (2,055,335)
                                                 ------------        ------------        ------------        ------------

OTHER INCOME (EXPENSE)
      Interest and other income                       197,534              93,806             377,508             163,295
      Interest expense                                   --               (23,812)            (21,644)            (52,865)
                                                 ------------        ------------        ------------        ------------

TOTAL OTHER INCOME (EXPENSE)                          197,534              69,994             355,864             110,430
                                                 ------------        ------------        ------------        ------------

LOSS FROM OPERATIONS
  BEFORE TAXES                                     (2,529,720)         (1,790,410)         (3,984,015)         (1,944,905)
                                                 ------------        ------------        ------------        ------------

INCOME TAXES                                           88,599              --                  88,599               --
                                                 ------------        ------------        ------------        ------------

NET LOSS                                         ($ 2,618,319)       ($ 1,790,410)       ($ 4,072,614)       ($ 1,944,905)
                                                 ============        ============        ============        ============

EARNINGS (LOSS) PER COMMON SHARE:
     Basic                                       ($      0.21)       ($      0.15)       ($      0.34)       ($      0.17)
                                                 ============        ============        ============        ============

     Diluted                                     ($      0.21)       ($      0.15)       ($      0.34)       ($      0.17)
                                                 ============        ============        ============        ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                        12,388,718          11,655,995          12,051,429          11,655,396
                                                 ============        ============        ============        ============

      Diluted                                      12,388,718          11,655,995          12,051,429          11,655,396
                                                 ============        ============        ============        ============

                          See accompanying notes to condensed consolidated financial statements

                                                            2

                                        THE QUIGLEY CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                         Six Months Ended
                                                              June 30, 2006            June 30, 2005
                                                            -----------------        -----------------

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES           ($   633,331)            $    893,351
                                                              ------------             ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                       (310,292)                (106,793)
                                                              ------------             ------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                   118,849               (1,174,011)
                                                              ------------             ------------

NET DECREASE IN CASH                                              (824,774)                (387,453)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                16,885,170               14,366,441
                                                              ------------             ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                     $16,060,396              $13,978,988
                                                               ===========              ===========

                 See accompanying notes to condensed consolidated financial statements

                                                   3

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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of  operations  for the three and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the entire year or any other period.

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

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a  specific  reserve  for excess or obsolete inventory of $393,862 and $369,508 as of June 30, 2006 and December 31,
2005,  respectively.  Inventories  included raw  material,  work in progress and packaging  amounts of  approximately  $1,127,000 and $1,340,000 at June 30, 2006 and December 31, 2005,  respectively,  with the  remainder  comprising  finished goods.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2006. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume,  representing 15% of sales  volume for each of the three month  periods  ended June 30, 2006 and 2005 and 21% and  19% for the six  month  periods  ended  June  30,  2006  and  2005, respectively. Customers comprising the five largest accounts receivable balances represented 35% and 47% of total trade receivable  balances at June 30, 2006 and
December 31, 2005,  respectively.  During the six month  periods  ended June 30,
2006 and 2005,  approximately  13% and 10%,  respectively,  of the Company's net sales were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  41% and 38% of total  revenues  in the six  month periods  ended June 30,  2006 and 2005,  respectively.  The Health and  Wellness segment approximated 53% and 50%,  respectively,  for the six month periods. The
Contract  Manufacturing segment approximated 6% and 12%,  respectively,  for the respective six month periods.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $360,000  for future  sales  returns and $394,000 for other allowances  as of June 30, 2006 and  $634,580 and $533,250 at December 31, 2005,
respectively.  The 2006 and 2005 reserve  balances  include a remaining  returns provision at June 30, 2006 and December 31, 2005 of  approximately  $129,000 and
$184,000,  respectively,  in the event of future product  returns  following the discontinuation of the Cold-Eeze(R) Cold Remedy Nasal Spray product in September
2004. The reserves also include an estimate of the  uncollectability of accounts receivable  resulting in a reserve of $354,366 and $354,972 at June 30, 2006 and
December 31, 2005, respectively.

COST OF SALES

For the Cold  Remedy  Segment,  in  accordance  with  contract  terms,  payments calculated  based  upon  net  sales  collected  to  the  patent  holder  of  the
Cold-Eeze(R) formulation and payments to the corporation founders and developers of the final saleable  Cold-Eeze(R)  product  amounting to $317,779 and $722,543 respectively,  for the six  month  periods  ended  June  30,  2006  and 2005 are presented in the  financial  statements as cost of sales (see also Note 4). Such payments to the founders  terminated in May 2005 in accordance with  contractual agreements.

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

Accordingly,  such distribution  payments amounting to $1,849,324 and $2,392,747 for the three  month  periods  ended June 30, 2006 and 2005,  respectively,  and
$3,902,038  and  $4,685,940  for the six month  periods  ended June 30, 2006 and
2005, respectively, are presented in the financial statements as cost of sales.

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

As of January 1, 2006, the Company  adopted SFAS 123R,  "SHARED BASED  PAYMENT".
The  adoption  of SFAS 123R did not have an impact  on the  Company's  financial position or results of operations in the 2006 periods reported.

No stock  options were granted in the six month  periods ended June 30, 2006 and
2005.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales. Advertising costs incurred for the three month periods ended June
30, 2006 and 2005 were $380,071 and $812,497,  respectively;  the six month cost for the periods  ended June 30, 2006 and 2005 were  $2,415,355  and  $2,507,329, respectively. Included in prepaid expenses and other current assets was zero and
$96,050 at June 30,  2006 and  December  31,  2005,  respectively,  relating  to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  June 30,  2006 and 2005 were
$857,642 and $840,659,  respectively;  the six month costs for the periods ended
June  30,  2006  and  2005  were   $1,642,165  and   $1,908,962,   respectively.
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
The fair value of long-term  debt was  approximately  equivalent to its carrying value due to the fact that the interest  rates then available to the Company for debt with similar terms was  approximately  equal to the interest  rates for its existing debt.  Determination of the fair value of related party payables is not practicable due to their related party nature.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued Interpretation No.
48,  ACCOUNTING  FOR  UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting  for  uncertainty  in  income  taxes  recognized  in an  enterprise's financial  statements in accordance with SFAS Statement No. 109,  ACCOUNTING FOR
INCOME  TAXES.  FIN  48  prescribes  a  recognition  threshold  and  measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax  return.  FIN 48 also  provides guidance on derecognition, classification, interest and penalties, accounting in interim  periods,  disclosure and  transition.  FIN 48 will be effective for the
Company  beginning January 1, 2007. The Company has not yet evaluated the effect
FIN 48 will have on its financial statements and related disclosures.

NOTE 3 - VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE  INTEREST  ENTITIES  ("VIE")  (FIN 46),  which it  supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all
Special  Purpose  Entities  ("SPEs")  at the end of the first  interim or annual reporting  period ending after  December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business  issuers  at the end of the first  interim or annual  reporting  period ending after March 15, 2004.  Effective  March 31, 2004, the Company adopted FIN
46R for VIE's formed prior to February 1, 2003. The Company has determined  that
Scandasystems,  a related party, qualifies as a variable interest entity and the
Company has  consolidated  Scandasystems  beginning with the quarter ended March
31,  2004.  Due to the  fact  that  the  Company  has no  long-term  contractual commitments or guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary, the Company recognized a minority interest of approximately  $59,784 and $54,314 on the  Consolidated  Balance  Sheets at June 30, 2006 and  December  31,  2005,
respectively,  which  represents  the  difference  between  the  assets  and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's Consolidated Balance Sheets at June 30, 2006
and  December  31,  2005,  respectively,  are $62,829 and $61,844 of VIE assets,

representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring  licenses and with  research  and  development  activities  in certain countries.

NOTE 4 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

The Company has maintained a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout  the term of this  agreement,  which is due to expire in
2007.  However,  the Company and the developer are in litigation  and as such no potential  offset  from such  litigation  for these fees have been  recorded.  A founder's  commission totaling 5%, on sales collected,  less certain deductions, has been paid to two of the officers, who are also directors and stockholders of the Company, and whose agreements expired in 2005 (see Note 11).

The expenses for the respective periods relating to such agreements  amounted to
$75,265 and $187,441,  for the three month periods ended June 30, 2006 and 2005, respectively;  the six month  costs for the period  ended June 30, 2006 and 2005 were $317,779 and $722,543, respectively.  Amounts accrued for these expenses at
June  30,  2006  and  December  31,  2005  were   $2,371,527   and   $2,077,411,
respectively.

Amounts  accrued for non-related  party  royalties and sales  commissions in the balance  sheets at June 30, 2006 and  December  31, 2005,  were  $2,815,386  and
$3,301,598, respectively.

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

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $751,076  and  $923,411  related to accrued compensation at June 30, 2006 and December 31, 2005, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended June 30, 2006 and 2005 of  $85,003,  and  $54,481,  respectively;  the six month costs for the periods ended June 30, 2006 and 2005 were  $149,591 and $109,797,  respectively.
The  Company  has  approximate  future  obligations  over the next five years as follows:

                           Property
           Research and    and Other
 Year      Development      Leases        Advertising       Other       Total
--------------------------------------------------------------------------------
2006      $2,510,891     $   96,299     $  200,000     $   28,063     $2,835,253
2007         233,325        181,129        200,000           --          614,454
2008            --          172,617           --             --          172,617
2009            --          100,694           --             --          100,694
2010            --             --             --             --             --
2011            --             --             --             --             --
--------------------------------------------------------------------------------
Total     $2,744,216     $  550,739     $  400,000     $   28,063     $3,723,018
--------------------------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2006.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing  and selling  company,  whereby the former  owners  receive  payments,
currently  totaling  5%  of  net  sales  collected,   for  product  exclusivity,
consulting,    marketing   presentations,    confidentiality   and   non-compete
arrangements.  However,  the Company and the former owners are in litigation and as such no  potential  offset  from such  litigation  for  these  fees have been recorded.  Amounts paid or payable under such  agreement  during the three month periods ended June 30, 2006 and 2005, were $167,448 and $217,472,  respectively;
the six month costs for periods  ended June 30, 2006 and 2005 were  $358,087 and
$416,811,  respectively.  Amounts  payable under such agreement at June 30, 2006 and December 31, 2005 were $282,201 and $58,597, respectively.

The Company has several licensing and other contractual agreements, see Note 4.

                    INNERLIGHT INC. VS. THE MATRIX GROUP, LLC

          (FOURTH JUDICIAL DISTRICT COURT, UTAH COUNTY, STATE OF UTAH)

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

The  Matrix  Group,  LLC filed a Utah Rule of Civil  Procedure  12(b)(3)  motion asking  that the  complaint  be  dismissed.  On July 13,  2006 the Court for the
Fourth Judicial District,  Utah County,  State of Utah, entered an order denying defendant's  motion  to  dismiss  under  Rule  12(b)(3)  based  on  Innerlight's assertion  that a  material  condition  precedent  remains  to be  satisfied  to establish an enforceable  agreement  between the parties.  The Utah County Court has maintained  jurisdiction of this action to make a final determination on the merits of Innerlight's claim.

                   THE MATRIX GROUP, LLC VS. INNERLIGHT, INC.

           (U.S. DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA)

On July 6, 2006 The Matrix Group,  LLC commenced an action  against  Innerlight,
Inc. in the United States  District Court for the Southern  District of Florida.
The  action  brought  by The  Matrix  Group,  LLC  relates to the same facts and circumstances  as the  action  commenced  in March of 2006 by  Innerlight,  Inc.
against The Matrix Group,  LLC in Utah County,  Utah.  The Matrix Group,  LLC is
claiming that according to the terms of the alleged contract, Innerlight has the obligation  to purchase  $28,750,000  of  additional  product from April 6, 2006 through  October  17,  2013 and that The  Matrix  Group,  LLC is  entitled  to a judgment against Innerlight, Inc. for alleged obligations to purchase product in the amount of $744,050  from the period of October 18,  2005  through  April 17,
2006.  Innerlight,  Inc. based upon the outstanding action in Utah County, Utah,

has filed a motion  with the  United  States  District  Court  for the  Southern
District  of Florida  for a stay of the action in  Florida  or  transfer  of the action.

The Company  believes that the  plaintiff's  (The Matrix Group,  LLC) claims are without merit and is vigorously  defending  those claims and is prosecuting  its action on its  complaint.  Based upon the  information  the  Company has at this time, it believes that the plaintiff's  actions are without merit.  However,  at this time no prediction as to the outcome can be made.

                  PAIGE D. DAVISON VS. THE QUIGLEY CORPORATION

On  February  26,  2004,  the  plaintiff  filed an action  against  The  Quigley
Corporation  (the  "Company"),  which was not served  until  April 5, 2004.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's nasal spray product.  Among the allegations of the plaintiff  are that the nasal spray was defective  and  unreasonably  dangerous, lacked proper and adequate warnings and/or instructions, and was not fit for the purposes and uses  intended.  Discovery is continuing and trial is scheduled for early 2007.

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
The plaintiff's  complaint  consists of causes of action sounding in negligence, negligent products liability,  breach of warranty of merchantability,  breach of express  warranty,  strict  products  liability and failure to warn.  The action alleges that the plaintiff  suffered  certain losses and injuries as a result of using the Company's nasal spray product. Trial is scheduled for early 2007.

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

                       POLSKI VS. THE QUIGLEY CORPORATION

On August 12, 2004, plaintiff filed an action against The Quigley Corporation in the District Court for Hennepin  County,  Minnesota,  which was not served until
September 2, 2004.  On September 17, 2004,  the Company  removed the case to the
United States  District Court for the District of Minnesota.  The action alleges that plaintiff suffered certain losses and injuries as a result of the Company's nasal spray product. Among the allegations of plaintiff are negligence, products liability,  alleged  breach of express  and implied  warranties,  and an alleged breach of the Minnesota Consumer Fraud Statute. Discovery should be completed in this matter within 120 days and trial is scheduled for December 2006.

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

                          TERMINATED LEGAL PROCEEDINGS

                RICHARD FLYNN VS. THE QUIGLEY CORPORATION, ET AL

On May 20, 2005, a complaint was filed in the Superior  Court of Orange  County,
California.  The action alleged that the plaintiff  suffered  certain losses and injuries as a result of using the Company's  nasal spray product.  The complaint consisted of causes of action sounding in negligence,  products  liability,  and punitive damages. The lawsuit has been resolved in exchange for the payment of a nominal sum out of insurance proceeds at the direction of the insurance carrier.
The appropriate court filings are being finalized.

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
June 30, 2006,  4,159,191  shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2005 or
2006 to date.

During the year 2006 to date a combined total of options and warrants of 862,000 have been exercised  resulting in proceeds to the Company of  $1,583,134.  These exercises have been appropriately  reflected in both additional  paid-in-capital and common stock in the period.

NOTE 9 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years.  In  addition,  certain tax  benefits  for option and  warrant  exercises
totaling    $6,379,633    are    deferred    and    will    be    credited    to
additional-paid-in-capital  when the NOL's  attributable  to these exercises are utilized.  As a result,  these NOL's will not be available to offset  income tax expense.  The net operating  loss  carry-forwards  currently  approximate  $14.0 million for federal  purposes,  of which $3.5 million will expire in 2019,  $4.0 million in 2020 and $6.5 million in 2022. Additionally,  there are net operating loss  carry-forwards of $19.0 million for state purposes,  of which $9.7 million will expire in 2009, $2.1 million in 2010, $2.8 million in 2012 and $4.4 million in 2013.  Until  sufficient  taxable  income  to  offset  the  temporary  timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                        Three Months Ended          Six Months Ended          Three Months Ended         Six Months Ended
                           June 30, 2006              June 30, 2006              June 30, 2005              June 30, 2005
                     Loss    Shares    EPS      Loss    Shares    EPS      Loss    Shares    EPS      Loss    Shares    EPS
                    -------  ------  -------   ------   ------  -------  -------   ------  -------   ------   ------  -------
Basic EPS           ($ 2.6)   12.4   ($ 0.21)  ($ 4.1)   12.1   ($ 0.34) ($ 1.8)    11.7   ($ 0.15)  ($ 1.9)   11.7   ($ 0.17)

Dilutives:
Options/Warrants      --                --       --                --      --                 --        --               --
                    ------    ----   -------   ------    ----   -------   ------     ----  -------   ------    ----   -------
Diluted EPS         ($ 2.6)   12.4   ($ 0.21)  ($ 4.1)   12.1   ($ 0.34)  ($ 1.8)    11.7  ($ 0.15)  ($ 1.9)   11.7   ($ 0.17)
                    ======    ====   =======   ======    ====   =======   ======     ====  =======   ======    ====   =======

Options and warrants  outstanding  at June 30, 2006 and 2005 were  3,761,750 and
4,164,250  respectively.  They were not included in the  computation  of diluted earnings for the periods because the effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold therapy  product,  shared a total  commission of five percent
(5%), on sales collected,  less certain  deductions until this agreement expired on May 31, 2005.  Amounts paid or payable for the three month periods ended June
30,  2006 and 2005,  were zero and $79,733  respectively,  and for the six month periods  ended  June 30,  2006 and 2005  were zero and  $347,284,  respectively.
Amounts  payable  under such  agreements  at June 30, 2006 and December 31, 2005 were zero.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $38,250 and $74,250 have been paid to a related entity during the three month periods ended June 30,
2006 and 2005,  respectively,  the amounts for the six month  periods ended June
30, 2006 and 2005 were $91,500 and $160,548,  respectively.  This expenditure is used to assist with the regulatory aspects of obtaining such licenses.

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

-----------------------------------------------------------------------------------------------------------------------------
For the Three  Months Ended       Cold           Health and       Contract         Ethical         Corporate &
June 30, 2006                    Remedy           Wellness     Manufacturing     Pharmaceutical      Other          Total
-----------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic          $  1,529,652    $  3,304,323    $    437,625               --              --      $  5,271,600
  Customers-international             --           910,867            --                 --              --           910,867
  Inter-segment                       --              --         1,142,456               --      ($ 1,142,456)           --
Segment operating profit
   (loss)                     ($ 1,039,085)   ($   168,123)   ($   256,057)   ($      992,168)   ($   271,821)   ($ 2,727,254)

-----------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended          Cold           Health and       Contract         Ethical         Corporate &
June 30, 2006                    Remedy           Wellness     Manufacturing     Pharmaceutical      Other          Total
-----------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic          $  6,706,992    $  6,721,212    $    961,517               --              --      $ 14,389,721
  Customers-international             --         2,058,784            --                 --              --         2,058,784
  Inter-segment                       --              --         2,735,584               --      ($ 2,735,584)           --
Segment operating profit
   (loss)                     ($ 1,331,957)   ($   386,495)   ($   438,886)   ($    1,869,129)   ($   313,412)   ($ 4,339,879)

-----------------------------------------------------------------------------------------------------------------------------
For the Three  Months Ended       Cold           Health and       Contract         Ethical         Corporate &
June 30, 2005                    Remedy           Wellness     Manufacturing     Pharmaceutical      Other          Total
-----------------------------------------------------------------------------------------------------------------------------
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

-----------------------------------------------------------------------------------------------------------------------------
For the Six Months Ended          Cold           Health and       Contract         Ethical         Corporate &
June 30, 2005                    Remedy           Wellness     Manufacturing     Pharmaceutical      Other          Total
-----------------------------------------------------------------------------------------------------------------------------
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

The Cold-Remedy  segment reported a reduction in net sales in the second quarter and year to date 2006 of $611,253 and $1,180,554,  respectively,  as compared to the same  periods  in 2005.  The  decline  was the  result  of a shift in buying patterns by our customers and the end consumers.  Changes in buying patterns are impacted by seasonal  factors  including the incidence of colds and  anticipated consumer demand by our customers.  In addition,  sales have been affected by the increased competition from certain widely promoted  vitamin-based  products from well known celebrities, which lack clinical efficacy data.

The  Contract  Manufacturing  segment  reported a reduction  in net sales in the second quarter and year to date 2006 of $928,070 and  $1,414,802,  respectively, as compared to sales in the 2005  comparative  periods.  The main reason for the reduction  in sales  was due to an OTC  company  that  utilized  this  segment's
manufacturing   capabilities  in  2005  and  discontinued  its  product  in  the marketplace in 2006.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through  a  network  of  independent  distributor representatives.  Darius  is  a  direct  selling  organization  specializing  in proprietary health and wellness  products.  The formation of Darius has provided diversification  to the Company in both the method of product  distribution  and the broader range of products available to the marketplace, serving as a balance to the seasonal  revenue cycles of the  Cold-Eeze(R)  branded  products.  In the second quarter and year to date 2006,  this segment  reported a reduction in net sales of  $1,122,383  and  $1,553,582.  Sales in the 2006  periods  reflect  the continued reduction in active independent distributor representatives.

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
The  Company   continues  to  invest   significantly  in  ongoing  research  and
development activities of this segment. Such investment amounted to $992,168 and
$1,869,129 in the second quarter 2006 and year to date,  respectively,  compared to $912,952 and $1,956,434 in the 2005 comparative periods.

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

In May 2006, the Company announced that it has begun screening patients to start testing  their  investigational  new drug QR-333.  Starting  May 15th,  patients suffering  from  diabetic  peripheral  neuropathy  will  be  given  doses  in an escalating fashion to provide pharmacokinetics data.

QR-336 - In April 2004,  the  Company  announced  the results of a  preliminary, pre-clinical  animal study which measured the effect of its  proprietary  patent applied  for  formulation  against  ionizing  (nuclear)  radiation.  This  study determined that parenteral (injection)  administration of the study compound was protective  against the effects of a lethal,  whole body ionizing radiation dose in a mouse model. This compound is being  investigated to potentially reduce the effects of  radiation  exposure on humans.  In April 2006 the Company  announced that it signed an  agreement  with Dr.  William  H.  McBride,  the Vice Chair of
Research,  Department of Oncology at UCLA to help develop an appropriate  animal model radio  protective  research program for QR-336 to comply with New Food and
Drug Administration  animal efficacy rules for radio-protective  pharmacological compounds.

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

In May 2006,  the  Company  announced  that it will begin a series of studies to evaluate the ocular  antiviral  efficacy  and toxicity of its  naturally-derived topical  compound QR-435.  Studies will be completed at The Campbell  Ophthalmic
Microbiology  Laboratory  at the  University of Pittsburgh in the same lab where previous successful in vitro studies of QR-435 were performed.

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

QR-441(a) - In November  2005,  the Company was assigned  nine INADs for a broad anti-viral agent by the Center for Veterinary  Medicine of the FDA. Eight of the
INADs are for  investigating  the  compound use against  avian flu  H5N1virus in chickens,  turkeys,  ducks,  pigs,  horses,  dogs,  cats and non-food  birds. In
January  2006,  a ninth INAD was  assigned  for  investigating  its compound for treating  arthritis in dogs.  In March 2006,  the Company  announced  that it is planning a series of  controlled  experiments  designed  to test its all natural broad spectrum anti-viral compound in poultry stocks. The Company also announced that Dr. Timothy S. Cummings,  MS, DVM, ACPV Clinical  Poultry  Professor at the
College of Veterinary  Medicine at  Mississippi  State  University and Thomas G.
Voss, Ph.D.  Assistant  Professor Tulane  University  School of Medicine will be assisting the Company in the development of the INAD bird challenge studies.

In July 2006, the Company  announced that it has obtained  positive results that support  Quigley  Pharma's  continued  progress in developing  the natural broad spectrum  anti-viral  QR441(a) for use in preventing  the spread of avian flu in poultry  stocks.  The results of the healthy  chicken medical feed study confirm
that  food  or  water  dose  forms   provide  an   opportunity   for   potential
commercialization if the compound demonstrates efficacy within these dose forms.
The  results  clearly  showed  that the  chickens  tolerated  and  consumed  all concentrations  of QR441 (a) in the  medicated  feed.  They also  tolerated  and consumed the low concentration of drug in the medicated water.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued Interpretation No.
48,  ACCOUNTING  FOR  UNCERTAINTY IN INCOME TAXES (FIN 48). FIN 48 clarifies the accounting  for  uncertainty  in  income  taxes  recognized  in an  enterprise's financial  statements in accordance with SFAS Statement No. 109,  ACCOUNTING FOR
INCOME  TAXES.  FIN  48  prescribes  a  recognition  threshold  and  measurement attribute for the  financial  statement  recognition  and  measurement  of a tax position  taken or expected to be taken in a tax  return.  FIN 48 also  provides guidance on derecognition, classification, interest and penalties, accounting in interim  periods,  disclosure and  transition.  FIN 48 will be effective for the
Company  beginning January 1, 2007. The Company has not yet evaluated the effect
FIN 48 will have on its financial statements and related disclosures.

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

At June 30, 2006 and December  31,  2005,  the Company  included  reductions  to accounts  receivable  for sales returns and allowances of $360,000 and $635,000,
respectively,  and  cash  discounts  of  $40,000  and  $178,000,   respectively.
Additionally, current liabilities at June 30, 2006 and December 31, 2005 include
$136,000 and $1,067,072, respectively, for cooperative advertising costs.

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

A one percent deviation for these consolidated  reserve provisions for the three month  periods  ended  June  30,  2006,  and  2005  would  affect  net  sales by approximately  $69,000 and  $100,000,  respectively,  and the six month  periods
ended  June  30,  2006  and  2005  by   approximately   $186,000  and  $232,000,
respectively.  A one  percent  deviation  for  cooperative  advertising  reserve provisions for the three month periods ended June 30, 2006 and 2005 would affect net sales by approximately $20,000 and $28,000,  respectively, and the six month periods  ended June 30,  2006 and 2005 by  approximately  $81,000  and  $69,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$129,000 and $184,000 at June 30, 2006 and December 31, 2005,  respectively,  in the  event of  future  product  returns  following  the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2005

Net  sales for the three  month  period  ended  June 30,  2006 were  $6,182,467, reflecting a decrease of  $2,661,706  over the net sales of  $8,844,173  for the comparable  three month  period  ended June 30,  2005.  The Cold Remedy  segment reported net sales in the 2006 period of $1,529,652,  a decrease of $611,253, or
28.6%,  over the comparable  2005 period of $2,140,905.  The Health and Wellness segment  reported  net sales in the 2006  period of  $4,215,190,  a decrease  of
$1,122,383,  or 21.0%,  over the net sales of $5,337,573 for the comparable 2005 period. The Contract Manufacturing segment reported net sales of $437,625 in the
2006 period compared to $1,365,695 in the comparable 2005 period,  a decrease of
$928,070 or 68.0%.

The  Cold-Remedy  segment  sales  decrease  was the  result of a shift in buying patterns by our customers and the end consumers.  Changes in buying patterns are impacted by seasonal  factors  including the incidence of colds and  anticipated consumer demand by our customers.  In addition,  sales have been affected by the increased competition from certain widely promoted  vitamin-based  products from well known celebrities, which lack clinical efficacy data.

The Health and Wellness  segment's  net sales  decreased in the 2006 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor representatives.

Net sales of the Contract  Manufacturing segment decreased  significantly in the second  quarter  largely  as a  result  of an OTC  company  that  utilized  this segment's  manufacturing  capabilities in 2005  discontinuing its product in the marketplace  in 2006.  While the primary  purpose of the Contract  Manufacturing
segment  is  to  manufacture  COLD-EEZE(R),   other  contract  manufacturing  is
performed for  non-related  third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a  percentage  of net sales for the three months ended June 30,
2006 was 62.6% compared to 65.7% for the comparable  2005 period,  a decrease of
3.1%.  This  decrease  was  primarily  due  to  the  expiration  of a  founders'
commission  in May 2005,  related to the  Cold-Remedy  segment,  amounting to an approximately  2.9% decrease in the cost of goods of this  segment.  The cost of goods for the Health and Wellness segment  decreased by 3.7% between periods due
to  reduced  product  cost  and  reduced   commission   expense  to  independent
distributor  representatives.  The cost of goods of the  Contract  Manufacturing segment was  negatively  impacted in the 2006 period due to an OTC company  that utilized the manufacturing capabilities of this segment having discontinued this product in the marketplace.

Sales and marketing  expense for the three month period ended June 30, 2006 were
$1,078,649,  an increase of $11,890 over the  comparable  2005 period  amount of
$1,066,759.  The increase was primarily due to fluctuating  brokers' commission, outside  advertising and product  marketing and promotion  expenses  between the periods.

General and administration  costs for the three month period ended June 30, 2006 was  $3,100,378  compared  to  $2,986,507  for the 2005  period,  an increase of
$113,871  between  the  periods.  The  increase  in 2006  was  primarily  due to increased  legal and  insurance  costs of $84,000 and $88,000,  respectively,  a reduction to payroll costs of $179,000,  with other costs  combining to increase by $152,000.

Research and development  costs during the three months ended June 30, 2006 were
$857,642 compared to $840,659 during the 2005 comparable  period,  reflecting an increase in 2006 of $16,983,  primarily as a result of increased  Pharma segment costs and reduced study activity related to the Cold-Eeze(R) products.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2005

Net  sales for the six  month  period  ended  June 30,  2006  were  $16,448,505, reflecting a decrease of $4,148,938  over the net sales of  $20,597,443  for the comparable  six month  period  ended  June 30,  2005.  The Cold  Remedy  segment reported net sales in 2006 of $6,706,992,  a decrease of  $1,180,554,  or 15.0%, over the comparable 2005 period of $7,887,546.  The Health and Wellness  segment reported net sales in 2006 of $8,779,996,  a reduction of $1,553,582,  or 15.0%,

over the net sales of $10,333,578 for the comparable  2005 period.  The Contract
Manufacturing  segment  reported  net  sales of  $961,517  in the  2006  period, compared to $2,376,319 in the 2005 a decrease of $1,414,802 or 59.5%.

The  Cold-Remedy  segment  sales  decrease  was the  result of a shift in buying patterns by our customers and the end consumers.  Changes in buying patterns are impacted by seasonal  factors  including the incidence of colds and  anticipated consumer demand by our customers.  In addition,  sales have been affected by the increased competition from certain widely promoted  vitamin-based  products from well known  celebrities,  which lack clinical  efficacy data.  Segment sales may also have  been  impacted  due to the  release  in  January  2006,  of a medical publication  that implied that cough  products had limited  effectiveness  while antihistamines were more effective in reducing coughs,  thereby depressing cough cold category sales.

The Health and Wellness  segment's  net sales  decreased in the 2006 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor representatives. Corrective operating and legal actions necessary to address the changes in active independent distributor  representatives  continue to be the focus for this segment.

Net sales of the Contract Manufacturing segment decreased  significantly year to date 2006 largely as a result of an OTC company  that  utilized  this  segment's manufacturing  capabilities in 2005 discontinuing its product in the marketplace in 2006. While the primary purpose of the Contract  Manufacturing  segment is to
manufacture   COLD-EEZE(R),   other  contract  manufacturing  is  performed  for
non-related  third party  entities to compensate  for the necessary  fixed costs associated with this segment.

Cost of sales as a  percentage  of net sales for the six  months  ended June 30,
2006 was 53.7% compared to 57.6% for the comparable  2005 period,  a decrease of
3.9%.  This  decrease  was  primarily  due  to  the  expiration  of a  founders'
commission  in May 2005,  related to the  Cold-Remedy  segment,  amounting to an approximately  3.8% decrease in the cost of goods of this  segment.  The cost of goods for the Health and Wellness segment  decreased by 2.3% between periods due to reduced product cost related to product mix and reduced commission expense to independent  distributor  representatives.  The cost of  goods  of the  Contract
Manufacturing  segment was negatively  impacted in the 2006 period due to an OTC company that  utilized the  manufacturing  capabilities  of this segment  having discontinued this product in the marketplace.

Sales and  marketing  expense for the six month  period ended June 30, 2006 were
$3,513,574,  an increase of $611,984 over the  comparable  2005 period amount of
$2,901,590. The increase was primarily due to increased media advertising in the
2006 period of $244,000,  particularly in support of the Cold-Eeze(R)  products, cold remedy  product  marketing  and  promotion  increased  by  $182,000  due to professional sampling and promotional  activity,  and payroll costs increased by
$154,000.

General and  administration  costs for the six month  period ended June 30, 2006 was  $6,806,139  compared to $5,981,276  during the 2005 period,  an increase of
$824,863  between  the  periods.  The  increase  in 2006  was  primarily  due to
increased   legal  costs  of  $435,000  due  to  ongoing  law  suit   activities
particularly the discontinued nasal spray product, and increased insurance costs of $287,000.

Research  and  development  costs during the six months ended June 30, 2006 were
$1,642,165 compared to $1,908,962 during the 2005 comparable period,  reflecting a  decrease  in 2006 of  $266,797,  primarily  as a result of  decreased  Pharma segment costs and decreased Cold-Eeze(R) activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $17,539,099 and $20,682,262 at June 30, 2006 and December 31, 2005,  respectively.  Changes in working  capital  overall have been primarily due to the following items: cash balances  decreased by $824,774;
account receivable  balances decreased by $6,699,522 due to seasonal factors and effective collection practices; inventory increased by $896,477 primarily due to a slow down in sales activity;  accrued advertising  decreased by $2,677,876 due to the seasonal nature of the Cold-Remedy  segment,  accrued royalties and sales commissions  decreased  by  $486,212  largely  due to  the  effects  of  certain litigation  in  progress  and the  payment in 2006 of sales  related  incentives provided for at December 31, 2005. Total debt balances at December 31, 2005 were repaid in 2006 with the final  repayment  having been made in April  2006.  This item was related to the loan liability  following the  acquisition of JoEl, Inc.
effective  October 1, 2004 while the assets  acquired are presented in property, plant and  equipment.  During the year 2006 to date a combined  total of options and warrants of 862,000 have been exercised resulting in proceeds to the Company of $1,583,134. Total cash balances at June 30, 2006 were $16,060,396 compared to
$16,885,170 at December 31, 2005.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

                    INNERLIGHT INC. VS. THE MATRIX GROUP, LLC

          (FOURTH JUDICIAL DISTRICT COURT, UTAH COUNTY, STATE OF UTAH)

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

The  Matrix  Group,  LLC filed a Utah Rule of Civil  Procedure  12(b)(3)  motion asking  that the  complaint  be  dismissed.  On July 13,  2006 the Court for the
Fourth Judicial District,  Utah County,  State of Utah, entered an order denying defendant's  motion  to  dismiss  under  Rule  12(b)(3)  based  on  Innerlight's assertion  that a  material  condition  precedent  remains  to be  satisfied  to establish an enforceable  agreement  between the parties.  The Utah County Court has maintained  jurisdiction of this action to make a final determination on the merits of Innerlight's claim.

                   THE MATRIX GROUP, LLC VS. INNERLIGHT, INC.

           (U.S. DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA)

On July 6, 2006 The Matrix Group,  LLC commenced an action  against  Innerlight,
Inc. in the United States  District Court for the Southern  District of Florida.
The  action  brought  by The  Matrix  Group,  LLC  relates to the same facts and circumstances  as the  action  commenced  in March of 2006 by  Innerlight,  Inc.
against The Matrix Group,  LLC in Utah County,  Utah.  The Matrix Group,  LLC is
claiming that according to the terms of the alleged contract, Innerlight has the obligation  to purchase  $28,750,000  of  additional  product from April 6, 2006 through  October  17,  2013 and that The  Matrix  Group,  LLC is  entitled  to a judgment against Innerlight, Inc. for alleged obligations to purchase product in the amount of $744,050  from the period of October 18,  2005  through  April 17,
2006.  Innerlight,  Inc. based upon the outstanding action in Utah County, Utah, has filed a motion  with the  United  States  District  Court  for the  Southern
District  of Florida  for a stay of the action in  Florida  or  transfer  of the action.

The company  believes that the  plaintiff's  (The Matrix Group,  LLC) claims are without merit and is vigorously  defending  those claims and is prosecuting  its action on its  complaint.  Based upon the  information  the  Company has at this time, it believes that the plaintiff's  actions are without merit.  However,  at this time no prediction as to the outcome can be made.

                  PAIGE D. DAVISON VS. THE QUIGLEY CORPORATION

On  February  26,  2004,  the  plaintiff  filed an action  against  The  Quigley
Corporation  (the  "Company"),  which was not served  until  April 5, 2004.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's nasal spray product.  Among the allegations of the plaintiff  are that the nasal spray was defective  and  unreasonably  dangerous, lacked proper and adequate warnings and/or instructions, and was not fit for the purposes and uses  intended.  Discovery is continuing and trial is scheduled for early 2007.

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
The plaintiff's  complaint  consists of causes of action sounding in negligence, negligent products liability,  breach of warranty of merchantability,  breach of express  warranty,  strict  products  liability and failure to warn.  The action alleges that the plaintiff  suffered  certain losses and injuries as a result of using the Company's nasal spray product. Trial is scheduled for early 2007.

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

                       POLSKI VS. THE QUIGLEY CORPORATION

On August 12, 2004, plaintiff filed an action against The Quigley Corporation in the District Court for Hennepin  County,  Minnesota,  which was not served until
September 2, 2004.  On September 17, 2004,  the Company  removed the case to the
United States  District Court for the District of Minnesota.  The action alleges that plaintiff suffered certain losses and injuries as a result of the Company's nasal spray product. Among the allegations of plaintiff are negligence, products liability,  alleged  breach of express  and implied  warranties,  and an alleged breach of the Minnesota Consumer Fraud Statute. Discovery should be completed in this matter within 120 days and trial is scheduled for December 2006.

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

                          TERMINATED LEGAL PROCEEDINGS

                RICHARD FLYNN VS. THE QUIGLEY CORPORATION, ET AL

On May 20, 2005, a complaint was filed in the Superior  Court of Orange  County,
California.  The action alleged that the plaintiff  suffered  certain losses and injuries as a result of using the Company's  nasal spray product.  The complaint consisted of causes of action sounding in negligence,  products  liability,  and punitive damages. The lawsuit has been resolved in exchange for the payment of a nominal sum out of insurance proceeds at the direction of the insurance carrier.
The appropriate court filings are being finalized.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on June 27, 2006 with
12,480,478 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

          (i)  To elect a Board of Directors to serve for the ensuing year until
               the  next  Annual  Meeting  of   Stockholders   and  until  their
               respective successors have been duly elected and qualified.

          (ii) To ratify the appointment of Amper,  Politziner & Mattia, P.C. as independent auditors for the year ending December 31, 2006.

For proposals (i) and (ii) above, the votes were cast as follows:

                                                                                               Withhold                  Broker
                   Proposal                Position                     For        Against    Authority   Abstentions   Non-Votes
          -------------------------------------------------------------------------------------------------------------------------
          (i)    By nominee:
               Guy J. Quigley           Chairman of the Board,
                                        President, CEO               11,364,472                417,224
               Charles A. Phillips      Executive Vice President,
                                        COO and Director             11,392,272                389,424
               George J. Longo          Vice President,
                                        CFO and Director             11,364,472                417,224
               Jacqueline F. Lewis      Director                     11,395,272                386,424
               Rounsevelle W. Schaum    Director                     11,388,972                392,724
               Stephen W. Wouch         Director                     11,399,322                382,374
               Terrence O. Tormey       Director                     11,397,322                384,374
          -------------------------------------------------------------------------------------------------------------------------
         (ii)  Amper, Politziner &
               Mattia, P.C.             Independent Auditors         11,453,327     324,551                   3,817          -
          -------------------------------------------------------------------------------------------------------------------------

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

Date: August 3, 2006

