Form 10-Q
period 2006-09-30
QUIGLEY CORP
filed 2006-11-13
CIK 868278

                                  UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended            September 30, 2006
                                                ------------------

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
   (State or Other Jurisdiction of                            (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

              (MAILING ADDRESS: PO Box 1349, Doylestown, PA 18901.)

Kells Building,  621 Shady Retreat Road,                            18901
        Doylestown, Pennsylvania
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

As of October 31, 2006, there were 12,684,633 shares of common stock, $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
      PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements                     3-14

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  15-23

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                       24

Item 4.     Controls and Procedures                                           24

      PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                                 24

Item 6.     Exhibits                                                          25

Signatures                                                                    26

                                               PART I. FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                  THE QUIGLEY CORPORATION
                                           CONDENSED CONSOLIDATED BALANCE SHEETS

                      ASSETS                                                       September 30, 2006   December 31, 2005
                                                                                      (Unaudited)
                                                                                   ------------------   -----------------

CURRENT ASSETS:
      Cash and cash equivalents                                                       $ 13,597,067        $ 16,885,170
      Accounts receivable (net of doubtful accounts of $354,366 and $354,972)            6,700,969           7,880,140
      Inventory                                                                          5,041,886           3,900,064
      Prepaid expenses and other current assets                                            867,628           1,582,851
                                                                                      ------------        ------------
          TOTAL CURRENT ASSETS                                                          26,207,550          30,248,225
                                                                                      ------------        ------------

PROPERTY, PLANT AND EQUIPMENT - net                                                      5,011,152           5,585,793
                                                                                      ------------        ------------

OTHER ASSETS:
      Goodwill                                                                              30,763              30,763
      Other assets                                                                          91,387             110,858
                                                                                      ------------        ------------
           TOTAL OTHER ASSETS                                                              122,150             141,621
                                                                                      ------------        ------------

TOTAL ASSETS                                                                          $ 31,340,852        $ 35,975,639
                                                                                      ============        ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
      Current portion of debt                                                                 --          $    428,571
      Accounts payable                                                                     701,501             771,819
      Accrued royalties and commissions                                                  3,468,805           3,301,598
      Accrued advertising                                                                  509,428           2,860,414
      Other current liabilities                                                          2,692,203           2,203,561
                                                                                      ------------        ------------
           TOTAL CURRENT LIABILITIES                                                     7,371,937           9,565,963
                                                                                      ------------        ------------

LONG-TERM DEBT                                                                                --             1,035,715

MINORITY INTEREST                                                                           60,113              54,314

COMMITMENTS AND CONTINGENCIES  (NOTE 7)

STOCKHOLDERS' EQUITY:
      Common stock, $.0005 par value; authorized 50,000,000;
        Issued: 17,180,686 and 16,360,524 shares                                             8,590               8,180
      Additional paid-in-capital                                                        36,987,528          35,404,803
      Retained earnings                                                                 12,100,843          15,094,823
      Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                    (25,188,159)        (25,188,159)
                                                                                      ------------        ------------
           TOTAL STOCKHOLDERS' EQUITY                                                   23,908,802          25,319,647
                                                                                      ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 31,340,852        $ 35,975,639
                                                                                      ============        ============

                           See accompanying notes to condensed consolidated financial statements

                                                    THE QUIGLEY CORPORATION
                                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          (Unaudited)

                                                      Three Months Ended                        Nine Months Ended
                                            September 30, 2006   September 30, 2005   September 30, 2006   September 30, 2005
                                            ------------------   ------------------   ------------------   ------------------

NET SALES                                      $ 11,480,634         $ 15,319,980         $ 27,929,139          $ 35,917,423
                                               ------------         ------------         ------------          ------------

COST OF SALES                                     5,220,967            7,025,776           14,047,473            18,886,726
                                               ------------         ------------         ------------          ------------

GROSS PROFIT                                      6,259,667            8,294,204           13,881,666            17,030,697
                                               ------------         ------------         ------------          ------------

OPERATING EXPENSES:
      Sales and marketing                         1,282,924            1,452,474            4,796,498             4,354,064
      Administration                              3,195,182            2,897,941           10,001,321             8,879,217
      Research and development                      891,886            1,029,985            2,534,051             2,938,947
                                               ------------         ------------         ------------          ------------
TOTAL OPERATING EXPENSES                          5,369,992            5,380,400           17,331,870            16,172,228
                                               ------------         ------------         ------------          ------------

INCOME (LOSS) FROM OPERATIONS                       889,675            2,913,804           (3,450,204)              858,469
                                               ------------         ------------         ------------          ------------

OTHER INCOME (EXPENSE)
      Interest and other income                     188,959              107,815              566,467               271,110
      Interest expense                                 --                (23,116)             (21,644)              (75,981)
                                               ------------         ------------         ------------          ------------
TOTAL OTHER INCOME (EXPENSE)                        188,959               84,699              544,823               195,129
                                               ------------         ------------         ------------          ------------

INCOME (LOSS) FROM OPERATIONS
     BEFORE TAXES                                 1,078,634            2,998,503           (2,905,381)            1,053,598
                                               ------------         ------------         ------------          ------------

INCOME TAXES                                           --                   --                 88,599                  --
                                               ------------         ------------         ------------          ------------

NET INCOME (LOSS)                              $  1,078,634         $  2,998,503         $(2,993,980)         $  1,053,598
                                               ============         ============         ============          ============

Earnings (loss) per common share:
     Basic                                     $       0.09         $       0.26         $(0.25)         $       0.09
                                               ============         ============         ============          ============

     Diluted                                   $       0.08         $       0.23         $(0.25)         $       0.08
                                               ============         ============         ============          ============

Weighted average common shares
outstanding:
      Basic                                      12,388,718           11,659,669           12,163,858            11,656,820
                                               ============         ============         ============          ============

      Diluted                                    13,242,127           13,316,660           12,163,858            13,285,422
                                               ============         ============         ============          ============

                             See accompanying notes to condensed consolidated financial statements

                                       THE QUIGLEY CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                        Nine Months Ended
                                                         September 30, 2006          September 30, 2005
                                                         ------------------          ------------------

NET CASH USED IN OPERATING ACTIVITIES                       $ (2,939,591)               $   (688,915)
                                                            ------------                ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                     (467,361)                   (223,374)
                                                            ------------                ------------

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES                                                       118,849                  (1,281,153)
                                                            ------------                ------------

NET DECREASE IN CASH                                          (3,288,103)                 (2,193,442)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD                  16,885,170                  14,366,441
                                                            ------------                ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                      $ 13,597,067                $ 12,172,999
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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of operations  for the three and nine month periods ended September 30, 2006 and 2005 are not necessarily  indicative of the results to be expected for the entire year or any other period.

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

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a  specific  reserve  for excess or obsolete  inventory  of  $390,970  and  $369,508  as of  September  30, 2006 and
December 31, 2005,  respectively.  Inventories  included raw  material,  work in progress and packaging  amounts of  approximately  $1,380,000  and $1,340,000 at
September  30, 2006 and  December  31, 2005,  respectively,  with the  remainder comprising finished goods.

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

The Company  maintains cash and cash  equivalents  with several major  financial institutions.  Since the  Company  maintains  amounts  in  excess of  guarantees provided by the Federal Depository Insurance  Corporation,  the Company performs periodic  evaluations  of  the  relative  credit  standing  of  these  financial institutions and limits the amount of exposure with any one institution.

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2006. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 35% and
37% of sales volume for the respective  three month periods ended  September 30,
2006 and 2005 and 25% and 26% for the nine month  periods  ended  September  30,
2006 and 2005,  respectively.  Customers  comprising  the five largest  accounts receivable  balances  represented 54% and 47% of total trade receivable balances at September 30, 2006 and December 31, 2005, respectively. During the nine month
periods  ended  September  30,  2006  and  2005,   approximately   11%  and  9%,
respectively, of the Company's net sales were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  51% and 48% of total  revenues  in the nine month periods ended September 30, 2006 and 2005, respectively. The Health and Wellness segment approximated 44% and 43%, respectively,  for the nine month periods. The
Contract  Manufacturing  segment approximated 5% and 9%,  respectively,  for the respective nine month periods.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $559,053  for future  sales  returns and $507,475 for other allowances  as of  September  30, 2006 and $634,580 and $533,250 at December 31,
2005,  respectively.  The 2006 and 2005  reserve  balances  include a  remaining returns  provision at September 30, 2006 and December 31, 2005 of  approximately
$113,000 and  $184,000,  respectively,  in the event of future  product  returns following  the  discontinuation  of the  Cold-Eeze(R)  Cold  Remedy  Nasal Spray
product  in  September  2004.  The  reserves  also  include an  estimate  of the uncollectability of accounts  receivable  resulting in a reserve of $354,366 and
$354,972 at September 30, 2006 and December 31, 2005, respectively.

COST OF SALES

For the Cold  Remedy  Segment,  in  accordance  with  contract  terms,  payments calculated  based  upon  net  sales  collected  to  the  patent  holder  of  the
Cold-Eeze(R) formulation and payments to the corporation founders and developers of the final saleable  Cold-Eeze(R) product amounting to $658,374 and $1,156,927 respectively,  for the nine month periods ended  September 30, 2006 and 2005 are presented in the  financial  statements as cost of sales (see also Note 4). Such payments to the founders  terminated in May 2005 in accordance with  contractual agreements.

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

Accordingly,  such distribution  payments amounting to $1,502,653 and $2,387,235 for the three month periods ended September 30, 2006 and 2005, respectively, and
$5,404,690 and  $7,073,176  for the nine month periods ended  September 30, 2006 and 2005,  respectively,  are presented in the  financial  statements as cost of sales.

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

No stock options were granted in the nine month periods ended September 30, 2006 and 2005.

ADVERTISING

Advertising  costs are  expensed  within the period in which they are  utilized.
Advertising  expense is  comprised  of media  advertising,  presented as part of sales and marketing expense; co-operative advertising, which is accounted for as a deduction  from sales;  and bonus  product,  which is accounted for as part of cost of sales.  Advertising  costs  incurred for the three month  periods  ended
September 30, 2006 and 2005 were  $1,218,827 and $1,542,317,  respectively;  the nine  month  cost for the  periods  ended  September  30,  2006  and  2005  were
$3,634,182 and $4,046,302,  respectively. Included in prepaid expenses and other current  assets was $60,530 and $96,050 at  September  30, 2006 and December 31,
2005, respectively, relating to prepaid advertising expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three month periods ended September 30, 2006 and 2005 were
$891,886  and  $1,029,985,  respectively;  the nine month  costs for the periods ended September 30, 2006 and 2005 were $2,534,051 and $2,938,947,  respectively.
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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September  2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement   of  Financial   Accounting   Standards   (SFAS)  157,   "Fair  Value
Measurements".  SFAS  157  defines  fair  value,  establishes  a  framework  for measuring  fair value in generally  accepted  accounting  principles  (GAAP) and expands  disclosures  about fair value  measurements.  SFAS 157 is effective for fiscal years  beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet evaluated the effect SFAS 157 will have on its financial statements and related disclosures.

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
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE  INTEREST  ENTITIES("VIE")  (FIN  46),  which  it  supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all
Special  Purpose  Entities  ("SPEs")  at the end of the first  interim or annual reporting  period ending after  December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business  issuers  at the end of the first  interim or annual  reporting  period ending after March 15, 2004.  Effective  March 31, 2004, the Company adopted FIN
46R for VIE's formed prior to February 1, 2003. The Company has determined  that
Scandasystems,  a related party, qualifies as a variable interest entity and the
Company has  consolidated  Scandasystems  beginning with the quarter ended March
31,  2004.  Due to the  fact  that  the  Company  has no  long-term  contractual commitments or guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary, the Company recognized a minority interest of approximately  $60,113 and $54,314 on the Consolidated  Balance Sheets at September 30, 2006 and December 31, 2005,
respectively,  which  represents  the  difference  between  the  assets  and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's Consolidated Balance Sheets at September 30,
2006 and December 31, 2005, respectively, are $63,932 and $61,844 of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring  licenses and with  research  and  development  activities  in certain countries.

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

The expenses for the respective periods relating to such agreements  amounted to
$340,595 and $434,384,  for the three month periods ended September 30, 2006 and
2005, respectively; the nine month costs for the period ended September 30, 2006 and 2005 were $658,374 and $1,156,927,  respectively.  Amounts accrued for these expenses  at  September  30, 2006 and  December  31,  2005 were  $2,712,122  and
$2,077,411, respectively.

Amounts  accrued for non-related  party  royalties and sales  commissions in the balance sheets at September 30, 2006 and December 31, 2005,  were $3,468,805 and
$3,301,598, respectively.

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

NOTE 6 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $839,181  and  $923,411  related to accrued compensation at September 30, 2006 and December 31, 2005, respectively.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended September 30,
2006 and 2005 of $91,575,  and $67,740,  respectively;  the nine month costs for the periods  ended  September  30,  2006 and 2005 were  $241,166  and  $177,537, respectively.  The Company has approximate future obligations over the next five years as follows:

               Research and  Property and
     Year      Development   Other Leases   Advertising   Other        Total
     ---------------------------------------------------------------------------
     2006      $  446,100    $   50,488     $2,104,488  $   28,063   $2,629,139
     2007       2,581,547       190,049      1,589,154        --      4,360,750
     2008            --         181,537           --          --        181,537
     2009            --         105,897           --          --        105,897
     2010            --            --             --          --           --
     2011            --            --             --          --           --
               ----------    ----------     ----------  ----------   ----------
     Total     $3,027,647    $  527,971     $3,693,642  $   28,063   $7,277,323
               ----------    ----------     ----------  ----------   ----------

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
periods  ended  September  30,  2006  and  2005,  were  $143,753  and  $220,506, respectively; the nine month costs for periods ended September 30, 2006 and 2005 were $501,840 and $637,819, respectively.  Amounts payable under such agreement, included in other  current  liabilities,  at September 30, 2006 and December 31,
2005 were $417,919 and $58,597, respectively.

The Company has several licensing and other contractual agreements, see Note 4.

       ROBERT CAFFREY AND SUE ANNE CAFFREY, H/W V. THE QUIGLEY CORPORATION

On  October  12,  2005,  the  plaintiff  filed an  action  against  The  Quigley
Corporation  (the "Company") in the Superior Court of New Jersey,  Essex County,
which was not served until  November 9, 2005. On November 28, 2005,  the Company removed the case to the United  States  District  Court for the  District of New
Jersey (Newark  Vicinage).  The complaint was amended on July 21, 2006 to add an additional  defendant,  DPT  Laboratories,  Ltd.  The  action  alleges  that the plaintiff  suffered  certain  losses and  injuries as a result of the  Company's nasal spray product.  Among the  allegations  of plaintiffs are strict  products liability,  breach of express  warranties,  violation of New  Jersey's  Consumer
Fraud Act and a loss  consortium  claim.  Discovery  should be completed in this matter by  January  19,  2007.  A trial date has not yet been  scheduled  by the
Court.

The Company has investigated the claims and believes they are without merit. The
Company  believes the  plaintiffs'  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                MONIQUE FONTENOT DOYLE V. THE QUIGLEY CORPORATION

On August 31, 2006,  the  plaintiff  filed an action  against the  Company.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of the Company's nasal spray product.  Among the allegations of plaintiff are breach of express  warranties  and damages  pursuant to  Louisiana  products liability act.

The Company has investigated the claims and believes they are without merit. The
Company  believes the  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made. A Pretrial  Conference will be scheduled shortly by the Court.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
September  30,  2006,  4,159,191  shares  have  been  repurchased  at a cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2005, or 2006 to date.

During the nine months ended  September  30,  2006, a combined  total of 862,000 options and warrants have been exercised resulting in proceeds to the Company of
$1,583,134. These exercises have been appropriately reflected in both additional paid-in-capital and common stock in the period.

NOTE 9 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years.  In  addition,  certain tax  benefits  for option and  warrant  exercises
totaling    $6,379,633    are    deferred    and    will    be    credited    to
additional-paid-in-capital  when the NOL's  attributable  to these exercises are utilized.  As a result,  these NOL's will not be available to offset  income tax expense.  The net operating  loss  carry-forwards  currently  approximate  $12.9 million for federal  purposes,  of which $3.5 million will expire in 2019,  $4.0 million in 2020 and $5.4 million in 2022. Additionally,  there are net operating loss  carry-forwards of $17.9 million for state purposes,  of which $9.7 million will expire in 2009, $2.1 million in 2010, $2.8 million in 2012 and $3.3 million in 2013.  Until  sufficient  taxable  income  to  offset  the  temporary  timing differences  attributable  to operations and the tax deductions  attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

                        Three Months Ended         Nine Months Ended          Three Months Ended       Nine Months Ended
                        September 30, 2006         September 30, 2006         September 30, 2005       September 30, 2005
                      Income   Shares    EPS     Loss     Shares     EPS    Income   Shares    EPS   Income   Shares    EPS
                      ------------------------------------------------------------------------------------------------------

Basic EPS              $1.1     12.4    $0.09   $(3.0)     12.2    $(0.25)   $3.0     11.7    $0.26   $1.1     11.7    $0.09
Dilutives:
Options/Warrants         --      0.8      --       --        --       --       --      1.6      --      --      1.6      --
                       ----     ----    -----   -----      ----    ------    ----     ----    -----   ----     ----    -----

                       $1.1     13.2    $0.08   $(3.0)     12.2    $(0.25)   $3.0     13.3    $0.23   $1.1     13.3    $0.08
                       ====     ====    =====   =====      ====    ======    ====     ====    =====   ====     ====    =====

Options and warrants  outstanding  at September 30, 2006 and 2005 were 3,761,750 and 4,149,250 respectively. They were not included in the computation of diluted earnings  for  the  periods  with  a  net  loss  because  the  effect  would  be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into on June 1, 1995. The founders,  in  consideration of the acquisition of the
Cold-Eeze(R)  cold therapy  product,  shared a total  commission of five percent
(5%), on sales collected,  less certain  deductions until this agreement expired on May 31,  2005.  Amounts  paid or payable  for the three month  periods  ended
September 30, 2006 and 2005, were zero and $3,914 respectively, and for the nine month  periods  ended  September  30,  2006 and  2005  were  zero and  $351,198, respectively.  Amounts  payable under such  agreements at September 30, 2006 and
December 31, 2005 were zero.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $30,750 and $53,250 have  been  paid to a related  entity  during  the  three  month  periods  ended
September  30, 2006 and 2005,  respectively,  and the amounts for the nine month
periods  ended   September  30,  2006  and  2005  were  $122,250  and  $213,798,
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

-------------------------------------------------------------------------------------------------------------------------
For the three months ended         Cold        Health and       Contract        Ethical       Corporate &
September 30, 2006                Remedy        Wellness      Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic            $ 7,411,797    $ 2,595,764     $   545,589           --              --       $10,553,150
  Customers-international              --          927,484            --             --              --           927,484
  Inter-segment                        --             --         2,061,856           --       $(2,061,856)           --
Segment operating profit
   (loss)                       $ 2,274,975    $  (359,921)    $    17,613    $(1,019,532)    $   (23,460)    $   889,675

                                                           -13-

-------------------------------------------------------------------------------------------------------------------------
For the nine months ended          Cold        Health and       Contract        Ethical       Corporate &
September 30, 2006                Remedy        Wellness      Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $ 14,118,789   $  9,316,976    $  1,507,106           --              --      $ 24,942,871
  Customers-international              --        2,986,268            --             --              --         2,986,268
  Inter-segment                        --             --         4,797,440           --      $ (4,797,440)           --
Segment operating profit
   (loss)                      $    943,018   $   (746,416)   $   (421,273)  $ (2,888,661)   $   (336,872)   $ (3,450,204)

-------------------------------------------------------------------------------------------------------------------------
For the three months ended         Cold        Health and       Contract        Ethical       Corporate &
September 30, 2005                Remedy        Wellness      Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic            $ 9,252,322    $ 4,083,483     $   829,886           --              --       $14,165,691
  Customers-international              --        1,154,289            --             --              --         1,154,289
  Inter-segment                        --             --         1,851,881           --       $(1,851,881)           --
Segment operating profit
   (loss)                       $ 4,783,851    $   384,719     $  (546,905)    (1,131,346)    $  (576,515)    $ 2,913,804

-------------------------------------------------------------------------------------------------------------------------
For the nine months ended          Cold        Health and       Contract        Ethical       Corporate &
September 30, 2005                Remedy        Wellness      Manufacturing  Pharmaceutical      Other           Total
-------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic            $17,139,868    $12,282,496     $ 3,206,205           --              --       $32,628,569
  Customers-international              --        3,288,854            --             --              --         3,288,854
  Inter-segment                        --             --         4,467,127           --       $(4,467,127)           --
Segment operating profit
   (loss)                       $ 4,212,570    $   851,882     $  (345,366)   $(3,087,780)    $  (772,837)    $   858,469

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

CERTAIN RISK FACTORS

The Quigley  Corporation makes no representation that the United States Food and
Drug  Administration  ("FDA")  or any  other  regulatory  agency  will  grant an
Investigational  New  Drug  ("IND")  or take  any  other  action  to  allow  its formulations  to  be  studied  or/and  for  any  granted  IND  to  be  marketed.
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

The Cold-Remedy  segment  reported a reduction in net sales in the third quarter and year to date 2006 of $1,840,525 and $3,021,079, respectively, as compared to the same periods in 2005.  The reduction in net sales between the periods may be due to a  continued  shift in  buying  patterns  by our  customers  which may be impacted by season  factors  including  the  incidence of colds and  anticipated consumer demand.  Recent market data indicates a reduction in consumer purchases within the entire cough/cold category.  In addition this segment has experienced increased  competition  from various  supplement  products  which lack  clinical efficiency data.

The  Contract  Manufacturing  segment  reported a reduction  in net sales in the third quarter and year to date 2006 of $284,297 and $1,699,099, respectively, as compared  to sales in the 2005  comparative  periods.  The main  reason  for the reduction  in sales  was due to an OTC  company  that  utilized  this  segment's
manufacturing   capabilities  in  2005  and  discontinued  its  product  in  the marketplace in 2006.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through  a  network  of  independent  distributor representatives.  Darius  is  a  direct  selling  organization  specializing  in proprietary health and wellness  products.  The formation of Darius has provided diversification  to the Company in both the method of product  distribution  and the broader range of products available to the marketplace, serving as a balance to the seasonal  revenue cycles of the  Cold-Eeze(R)  branded  products.  In the third  quarter and year to date 2006,  this segment  reported a reduction in net sales of  $1,714,524  and  $3,268,106,  respectively.  Sales in the 2006 periods
reflect   the   continued   reduction   in   active   independent    distributor
representatives. The performance of this segment may also be negatively affected by current  litigation.  The Company has implemented a plan of corrective action for this segment,  part of which was the  appointment of a new president who has broad experience in this industry.

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
The  Company   continues  to  invest   significantly  in  ongoing  research  and
development  activities of this segment.  Such investment amounted to $1,019,532 and  $2,888,661  in the  third  quarter  2006 and  year to  date,  respectively, compared to $1,131,346 and $3,087,780 in the 2005 comparative periods.

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

      o  A Patent (No.  7,083,813  B2) entitled  "Methods  for the  Treatment of
         Peripheral  Neural and Vascular  Ailments." The patent extends  through
         November 5, 2022.

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

In September 2006, the Company  announced that the results from its human study,
titled   "Single   Center,   Dose   Escalating,    Safety,   Tolerability,   And
Pharmacokinetics   Study  Of  QR-333  In  Subjects  With   Diabetic   Peripheral
Neuropathy",  demonstrated  that QR-333 can be  administered  safely to patients suffering from diabetic peripheral  neuropathy and it will proceed to conducting
Phase IIb clinical  trials.  The  essential  CMC  (Chemistry  Manufacturing  and
Controls) stage will provide the Company with the necessary  information  needed to produce larger  quantities of drug for the Phase IIb trial which will involve close to 200 patients.  Quigley will begin the Phase IIb trial once the required positive CMC information is available.

The  pharmacokinetics  trial was the first study in the U.S. conducted under the
FDA  issued  IND.  The  positive  data  showed  that  QR-333 is safe,  it is not systemically  absorbed and it is well  tolerated  after  multiple  doses.  These findings are consistent  with prior animal  toxicity data and the human proof of concept study performed in France.

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

In April  2006,  the  Company  announced  that it signed an  agreement  with Dr.
William H. McBride,  the Vice Chair of Research,  Department of Oncology at UCLA
to help develop an appropriate  animal model radio  protective  research program for QR-336 to comply with New Food and Drug Administration animal efficacy rules for radio-protective pharmacological compounds.

In October 2006,  the Company  announced that it had received  significant  data identifying  50  microliters  as the least  toxic and most  effective  radiation protection dose in mice when administered ip (intraperitoneal), po (by mouth) or sc  (under  the  skin)  prior to  radiation  exposure.  These  experiments  were essential for providing  the Company with data to optimize the  formulation  for efficacy  and route of  administration,  which is required  for filing under the
FDA's "Animal Efficacy Rule".

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

QR-443 - In August 2006,  the Company  announced  that it had obtained  positive results for its QR-443  compound for the treatment of Cachexia,  a  debilitating and life threatening  muscle wasting  condition.  The results of an animal study found a 75% efficacy rate in the treatment of mice with this condition.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September  2006,  the  Financial  Accounting  Standards  Board (FASB)  issued
Statement   of  Financial   Accounting   Standards   (SFAS)  157,   "Fair  Value
Measurements".  SFAS  157  defines  fair  value,  establishes  a  framework  for measuring  fair value in generally  accepted  accounting  principles  (GAAP) and expands  disclosures  about fair value  measurements.  SFAS 157 is effective for fiscal years  beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet evaluated the effect SFAS 157 will have on its financial statements and related disclosures.

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

At September 30, 2006 and December 31, 2005, the Company included  reductions to accounts  receivable  for sales returns and allowances of $559,000 and $635,000, respectively,  and  cash  discounts  of  $153,000  and  $178,000,  respectively.
Additionally,  current  liabilities  at September 30, 2006 and December 31, 2005 include  $450,685 and  $1,067,072,  respectively,  for  cooperative  advertising costs.

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

A one percent deviation for these consolidated  reserve provisions for the three month  periods  ended  September  30,  2006,  and 2005 would affect net sales by approximately  $129,000 and $172,000,  respectively,  and the nine month periods ended  September  30,  2006 and 2005 by  approximately  $310,000  and  $397,000, respectively.  A one  percent  deviation  for  cooperative  advertising  reserve provisions  for the three month periods ended  September 30, 2006 and 2005 would affect net sales by approximately  $88,000 and $110,000,  respectively,  and the nine month periods ended September 30, 2006 and 2005 by  approximately  $170,000 and $207,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$113,000 and $184,000 at September 30, 2006 and December 31, 2005, respectively, in the event of future  product  returns  following the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2005

Net sales for the three month period ended September 30, 2006 were  $11,480,634, reflecting a decrease of $3,839,346  over the net sales of  $15,319,980  for the comparable  three month period ended September 30, 2005. The Cold Remedy segment reported net sales in the 2006 period of  $7,411,797,  a decrease of $1,840,525, or 19.9%, over the comparable 2005 period of $9,252,322. The Health and Wellness segment  reported  net sales in the 2006  period of  $3,523,248,  a decrease  of
$1,714,524,  or 32.7%,  over the net sales of $5,237,772 for the comparable 2005 period. The Contract Manufacturing segment reported net sales of $545,589 in the
2006 period  compared to $829,886 in the comparable  2005 period,  a decrease of
$284,297 or 34.3%.

The reduction in net sales of the Cold Remedy segment between the periods may be due to a  continued  shift in  buying  patterns  by our  customers  which may be impacted by seasonal  factors  including the incidence of colds and  anticipated consumer demand.  Recent market data indicates a reduction in consumer purchases within the entire cough/cold category.  In addition this segment has experienced increased  competition  from various  supplement  products  which lack  clinical efficiency data.

The Health and Wellness  segment's  net sales  decreased in the 2006 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor  representatives.  Management  is in  the  process  of  implementing corrective  management  which has included the appointment of a new president of this segment who has broad experience in this industry.

Net sales of the Contract  Manufacturing segment decreased  significantly in the third quarter largely as a result of an OTC company that utilized this segment's manufacturing  capabilities in 2005 discontinuing its product in the marketplace in 2006. While the primary purpose of the Contract  Manufacturing  segment is to
manufacture   COLD-EEZE(R),   other  contract  manufacturing  is  performed  for
non-related  third party  entities to compensate  for the necessary  fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the three months ended  September
30, 2006 was 45.5% compared to 45.9% for the comparable 2005 period,  a decrease of 0.4%.  The Cold Remedy  segment's  cost of sales in the 2006 period was 38.9%
compared to 36.8% in the 2005 comparable  period,  an increase of 2.1%,  largely due to  variations  in  product  mix and the effect of costs that are of a fixed nature.  The cost of sales for the Health and Wellness segment increased by 1.1%
between  periods due to variations in product cost and  independent  distributor
representatives   commission  expense.   The  cost  of  goods  of  the  Contract
Manufacturing  segment was negatively  impacted in the 2006 period due to an OTC company that  utilized the  manufacturing  capabilities  of this segment  having discontinued this product in the marketplace. On consolidation the cost of sales was  favorably  affected by the change in mix of sales between  segments  having different  costs,  and the  beneficial  impact of the  inclusion of the contract manufacturing operation.

Sales and marketing  expense for the three month period ended September 30, 2006 were  $1,282,924,  a decrease of $169,550 over the comparable 2005 period amount of $1,452,474.  The decrease was primarily due to decreased brokers'  commission of $305,000, partly due to decreased revenues, and increased outside advertising and product marketing and promotion  expenses  combining to $146,537 between the periods.

General and administration  costs for the three month period ended September 30,
2006 was $3,195,182  compared to $2,897,941 for the 2005 period,  an increase of
$297,241  between  the  periods.  The  increase  in 2006  was  primarily  due to increased legal and insurance costs of $189,191 and $174,659, respectively.

Research and development  costs during the three months ended September 30, 2006 were  $891,886  compared  to  $1,029,985  during  the  2005  comparable  period, reflecting  a decrease in 2006 of  $138,099,  primarily as a result of decreased
Pharma segment costs.

NINE MONTHS ENDED  SEPTEMBER 30, 2006 COMPARED WITH NINE MONTHS ENDED  SEPTEMBER
30, 2005

Net sales for the nine month period ended  September 30, 2006 were  $27,929,139, reflecting a decrease of $7,988,284  over the net sales of  $35,917,423  for the comparable  nine month period ended  September 30, 2005. The Cold Remedy segment reported net sales in 2006 of $14,118,789,  a decrease of $3,021,079,  or 17.6%, over the comparable 2005 period of $17,139,868.  The Health and Wellness segment reported net sales in 2006 of $12,303,244,  a reduction of $3,268,106, or 21.0%, over the net sales of $15,571,350 for the comparable  2005 period.  The Contract
Manufacturing  segment  reported  net sales of  $1,507,106  in the 2006  period, compared to $3,206,205 in the 2005 a decrease of $1,699,099 or 53.0%.

The decrease in Cold Remedy  segment  sales appear to reflect  reduced  consumer purchasing in the cough/cold  category in general during 2006 to date. The shift in  buying  patterns  by our  customers  has  continued  and is a factor  of the incidence of colds and  anticipated  consumer demand by our customers along with seasonal factors.  The category has also been affected by increased  competition as a result of the presence in the marketplace of increasing  numbers of vitamin and supplement products which lack clinical efficacy data.

The Health and Wellness  segment's  net sales  decreased in the 2006 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor representatives. Corrective operating and legal actions necessary to address the changes in active independent distributor  representatives  continue to be the focus for this segment which include the recent  appointment  of a new president of this segment who has broad knowledge of this industry.

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

Cost of sales as a percentage  of net sales for the nine months ended  September
30, 2006 was 50.3% compared to 52.6% for the comparable 2005 period,  a decrease of 2.3%.  This  decrease  was  primarily  due to the  expiration  of a founders'
commission  in May 2005,  related to the  Cold-Remedy  segment,  amounting to an approximately  2.0% decrease in the cost of goods of this  segment.  The cost of goods for the Health and Wellness segment  decreased by 1.2% between periods due to product mix and  fluctuating  commission  expense to independent  distributor representatives.  The cost of goods of the  Contract  Manufacturing  segment was negatively  impacted in the 2006 period due to an OTC company that  utilized the manufacturing  capabilities of this segment having  discontinued this product in the marketplace.

Sales and marketing  expense for the nine month period ended  September 30, 2006 were $4,796,498,  an increase of $442,434 over the comparable 2005 period amount of $4,354,064.  The increase was primarily due to increased media advertising in the 2006  period  of  $288,000,  particularly  in  support  of the  Cold-Eeze(R)
products, brokers' commission decreased by $454,000, largely related to the Cold
Remedy segment,  product marketing and promotion increased by $263,000 primarily due to cold remedy professional sampling and promotional  activity,  and payroll costs increased by $170,000.

General and  administration  costs for the nine month period ended September 30,
2006 was $10,001,321  compared to $8,879,217 during the 2005 period, an increase of  $1,122,104  between the periods.  The increase in 2006 was  primarily due to
increased   legal  costs  of  $624,000  due  to  ongoing  law  suit   activities
particularly the discontinued nasal spray product, and increased insurance costs of $461,000.

Research and  development  costs during the nine months ended September 30, 2006 were  $2,534,051  compared  to  $2,938,947  during the 2005  comparable  period, reflecting  a decrease in 2006 of  $404,896,  primarily as a result of decreased
Pharma segment costs and decreased Cold-Eeze(R) activity.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $18,835,613 and $20,682,262 at September 30,
2006 and December 31, 2005,  respectively.  Changes in working  capital  overall have been  primarily due to the  following  items:  cash  balances  decreased by
$3,288,103;  account receivable balances decreased by $1,179,171 due to seasonal factors and effective  collection  practices;  inventory increased by $1,141,822 primarily due to a slow down in sales activity; accrued advertising decreased by
$2,350,986  due to the  seasonal  nature  of the  Cold-Remedy  segment,  accrued royalties and sales commissions increased by $167,207 largely due to the effects of certain  litigation  in  progress  and the  payment in 2006 of sales  related incentives  provided for at December 31, 2005.  Total debt  balances at December
31, 2005 were repaid in 2006 with the final repayment  having been made in April
2006.  This item was related to the loan liability  following the acquisition of
JoEl, Inc.  effective October 1, 2004 while the assets acquired are presented in property, plant and equipment.  During the year 2006 to date a combined total of options and warrants of 862,000 have been exercised resulting in proceeds to the
Company  of  $1,583,134.   Total  cash  balances  at  September  30,  2006  were
$13,597,067 compared to $16,885,170 at December 31, 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their  evaluation  as of the end of the period  covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the  Company's  disclosure  controls  and  procedures  (as defined in Rules
13a-15 and 15d-15 under the  Securities  Exchange  Act of 1934,  as amended) are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.  The Company will be deemed an
"accelerated  filer"  as such  term is  defined  pursuant  to Rule  12b-2 of the
Securities  Exchange  Act of 1934,  as amended,  as of the end of the  Company's fiscal year ended December 31, 2006. As an "accelerated filer", the Company will be  required  by the  Sarbanes-Oxley  Act of 2002,  as  amended,  to  include an assessment of its internal control over financial reporting and attestation from an independent  registered  public  accounting firm in its Annual Report on Form
10-K  commencing  with the fiscal year ended  December 31, 2006.  The Company is currently  undergoing a comprehensive  effort in preparation for compliance with
Section  404  of  the   Sarbanes-Oxley  Act  of  2002.  This  will  involve  the
documentation,  testing and review of our internal  controls under the direction of senior management.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       ROBERT CAFFREY AND SUE ANNE CAFFREY, H/W V. THE QUIGLEY CORPORATION

On  October  12,  2005,  the  plaintiff  filed an  action  against  The  Quigley
Corporation  (the "Company") in the Superior Court of New Jersey,  Essex County,
which was not served until  November 9, 2005. On November 28, 2005,  the Company removed the case to the United  States  District  Court for the  District of New
Jersey (Newark  Vicinage).  The complaint was amended on July 21, 2006 to add an additional  defendant,  DPT  Laboratories,  Ltd.  The  action  alleges  that the plaintiff  suffered  certain  losses and  injuries as a result of the  Company's nasal spray product.  Among the  allegations  of plaintiffs are strict  products liability,  breach of express  warranties,  violation of New  Jersey's  Consumer
Fraud Act and a loss  consortium  claim.  Discovery  should be completed in this matter by  January  19,  2007.  A trial date has not yet been  scheduled  by the
Court.

The Company has investigated the claims and believes they are without merit. The
Company  believes the  plaintiffs'  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                MONIQUE FONTENOT DOYLE V. THE QUIGLEY CORPORATION

On August 31, 2006,  the  plaintiff  filed an action  against the  Company.  The action  alleges that the  plaintiff  suffered  certain  losses and injuries as a result of the Company's nasal spray product.  Among the allegations of plaintiff are breach of express  warranties  and damages  pursuant to  Louisiana  products liability act.

The Company has investigated the claims and believes they are without merit. The
Company  believes the  plaintiff's  claims are without  merit and is  vigorously defending those claims. Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made. A Pretrial  Conference will be scheduled shortly by the Court.

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

Date: November 13, 2006

