Form 10-K
period 2006-12-31
QUIGLEY CORP
filed 2007-03-12
CIK 868278

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
    OF 1934

    For the fiscal year ended Ddecember 31, 2006
                              -----------------
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
--------------------------------------------------------------------------------
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

                                                     Name of each exchange
       Title of each class                            on which registered

COMMON STOCK, $.0005 PAR VALUE PER SHARE             NASDAQ NATIONAL MARKET
----------------------------------------       ---------------------------------
     COMMON SHARE PURCHASE RIGHTS                        NOT APPLICABLE
----------------------------------------       ---------------------------------

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

  Large accelerated filer [ ]  Accelerated filer [X]   Non-accelerated filer [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes [ ]  No [X]

The  aggregate   market  value  of  the   registrant's   common  stock  held  by
non-affiliates  was $79,250,060 as of June 30, 2006,  based on the closing price of the common stock on The NASDAQ National Market.

Number of shares of each of the registrant's  classes of securities  outstanding on December 31, 2006:

Common stock, $.0005 par value per share: 12,684,633.
Common share purchase rights: 0

DOCUMENTS INCORPORATED BY REFERENCE

Information  set forth in Part III of this report is  incorporated  by reference
from  the   registrant's   proxy  statement  for  the  2007  annual  meeting  of
stockholders.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I      PAGE

      Item 1.  Business                                                    2 -11

           1A. Risk Factors                                               11- 18

           1B. Unresolved Staff Comments                                      18

           2.  Properties                                                     18

           3.  Legal Proceedings                                         18 - 26

           4.  Submission of Matters to a Vote of Security Holders            26

Part II

           5.  Market for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity
               Securities                                                26 - 28

           6.  Selected Financial Data                                        28

           7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operation                        29 - 35

           7A. Quantitative and Qualitative Disclosures About
               Market Risk                                                    35

           8.  Financial Statements and Supplementary Data                    36

           9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                            37

           9A. Controls and Procedures                                        37

           9B. Other Information                                              38

Part III

           10. Directors and Executive Officers of the Registrant             38

           11. Executive Compensation                                         38

           12. Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters                     38

           13. Certain Relationships and Related Transactions                 38

           14. Principal Accountant Fees and Services                         38

Part IV

           15. Exhibits and Financial Statement Schedules                39 - 40

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

The Health and Wellness  segment is operated through Darius  International  Inc.
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

In January 2001, the Company formed an Ethical Pharmaceutical  segment,  Quigley
Pharma  Inc.  ("Pharma"),  that is under the  direction  of its  Executive  Vice
President and Chairman of its Medical Advisory Committee.  Pharma was formed for the  purpose of  developing  naturally  derived  prescription  drugs.  Pharma is currently  undergoing  research  and  development  activity in  compliance  with regulatory  requirements.  At this time, eight U.S. and ten foreign patents have been issued and  assigned to the Company  resulting  from  research  activity of
Pharma. In certain  instances where a critical mass of positive  scientific data has been  established for compounds that the Company does not envision  bringing to  market,  or is unable to fund  ongoing  research,  it may  decide to sell or license its technology.

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

In 2006,  2005 and  2004,  approximately  9%,  8% and 7%,  respectively,  of the
Company's net sales were related to international markets.

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
            August 5, 2021.

      o     A Patent (No.  6,596,313 B2) entitled  "Nutritional  Supplement  and
            Method of Using It" for a product to relieve  sialorrhea  (drooling)
            in patients  suffering from  Amyotrophic  Lateral  Sclerosis  (ALS), otherwise known as Lou Gehrig's Disease.  The patent extends through
            April 14, 2022.

      o     A Patent (No.  6,753,325  B2) entitled  "Composition  and Method for
            Prevention,  Reduction  and  Treatment of Radiation  Dermatitis,"  a
            composition   for   preventing,   reducing  or  treating   radiation
            dermatitis. The patent extends through November 5, 2021.

      o     A Patent (No.  6,827,945 B2) entitled  "Nutritional  Supplements and
            Method of Using Same" for a method for treating at least one symptom of arthritis. The patent extends through April 22, 2023.

      o     A Patent (No.  7,083,813 B2) entitled  "Methods for The Treatment of
            Peripheral Neural and Vascular Ailments." The patent extends through
            August 4, 2023.

      o     A Patent (No.  7,166,435 B2) entitled  "Compositions and Methods for
            Reducing the  Tranmissivity  of Illnesses." This patent will provide additional  protection  to an existing  composition  patent  (number
            6,592,896), which the Company received in July 2003 and will support
            on-going    investigations    and    potential     commercialization
            opportunities.  The Company will be  continuing  its studies to test the effects of the referenced  compound  against avian flu and human influenza. The patent extends through November 5, 2021.

      o     A Patent (No.  7,175,987 B2) entitled  "Compositions and Methods for
            The  Treatment of Herpes." The patent  extends  through  November 5,
            2021.

      o     A Mexican Patent (No.  236311)  entitled "Method and Composition for the Treatment of Diabetic  Neuropathy."  The patent extends  through
            December 18, 2020.

      o     A  New  Zealand  Patent  (No.  533439)  entitled  "Methods  for  The
            Treatment of Peripheral  Neural and Vascular  Ailments."  The patent extends through November 6, 2022.

      o     A New Zealand Patent (No.  526041)  entitled "Method and Composition for the  Treatment  of  Diabetic  Neuropathy."  The  patent  extends through December 18, 2021.

      o     An  Australian   Patent  (No.   2002231095)   entitled  "Method  and
            Composition  for the Treatment of Diabetic  Neuropathy."  The patent extends through December 18, 2021.

      o     A  South  African  Patent  (No.  2003/4247)  entitled  "Methods  and
            Composition  for the Treatment of Diabetic  Neuropathy."  The patent extends through December 18, 2021.

      o     A  South  African  Patent  (No.  2003/9802)  entitled   "Nutritional
            Supplements  and Methods of Using Same" for a method for treating at least one symptom of arthritis. The patent extends through August 5,
            2022.

      o     A South African  Patent (No.  2004/4614)  entitled  "Methods for The
            Treatment of Peripheral  Neural and Vascular  Ailments."  The patent extends through November 5, 2022.

      o     A South  African  Patent (No.  2005/0517)  entitled  "Anti-Microbial
            Compositions & Methods for Using Same," the patent  extends  through
            July 23, 2023.

      o     A South African Patent (No.  2004/3365)  "Topical  Compositions  and
            Methods for Treatment of Adverse Effects of Ionizing Radiation," the
            patent extends through November 5, 2022.

      o     An Israeli Patent (No. 159357) entitled "Nutritional Supplements and
            Methods of Using Same," the patent extends through August 6, 2022.

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
In October 2005, the Company  announced the results of  pre-clinical  toxicology studies that showed no irritation,  photo toxicity,  contact hypersensitivity or photo allergy when applied  topically to hairless  guinea pigs and another study that showed no difference in the dermal response of the compound or placebo when applied  to  Gottingen  Minipigs.  (Both  animal  models are  suggested  for the evaluation of topical drugs,  by the FDA). In March 2006, the Company  announced the filing of an IND application  with the FDA for its topical  compound for the treatment of Diabetic Peripheral Neuropathy.  This filing allowed the Company to begin human  clinical  trials  following a 30-day review  period.  If no further comments  were  forthcoming  from the FDA,  studies  with human  subjects  could commence  pending the  availability of study drug. This  application  included a
compilation   of  all  of  the  supporting   development   data  and  regulatory
documentation  required to file an IND application  with the FDA. In April 2006, upon FDA  approval for its IND,  the Company  announced  it's intent to commence human studies on its formulation.

The Company also  announced that in  anticipation  of receiving this IND, it had previously held its  investigators  meeting to organize its  multi-center  phase
2(b) trials. This would allow the Company to begin these trials as soon as study drug is available.

In May 2006, the Company announced that it had begun screening patients to start testing  their  investigational  new drug  QR-333 and  patients  suffering  from diabetic peripheral  neuropathy would be given doses in an escalating fashion to provide pharmacokinetics data.

In September 2006, the Company  announced that the results from its human study,
titled   "Single   Center,   Dose   Escalating,    Safety,   Tolerability,   And
Pharmacokinetics   Study  Of  QR-333  In  Subjects  With   Diabetic   Peripheral
Neuropathy",  demonstrated  that QR-333 can be  administered  safely to patients suffering from diabetic peripheral neuropathy and it would proceed to conducting
Phase IIb clinical  trials.  The  essential  CMC  (Chemistry  Manufacturing  and
Controls) stage would provide the Company with the necessary  information needed to produce larger  quantities of drug for the Phase IIb trial involving close to
200 patients.

The  pharmacokinetics  trial was the first study in the U.S. conducted under the
FDA  issued  IND.  The  positive  data  showed  that  QR-333 is safe,  it is not systemically  absorbed and it is well  tolerated  after  multiple  doses.  These findings are consistent  with prior animal  toxicity data and the human proof of concept study performed in France.

In November 2006, the Company  announced that patient  enrollment in a Phase IIb multi center clinical study of QR-333 for the treatment of symptomatic  Diabetic
Peripheral Neuropathy (DPN) had commenced. The Phase IIb trial will evaluate the
safety  and  efficacy  of  QR-333   applied   three  times  daily   compared  to
placebo-treated  patients over 12 weeks.  Efficacy will be determined by Symptom
Assessment  Scores,  a Visual  Analogy  Scale  (VAS),  Quality of Life and Sleep
Questionnaires.   Safety  will  be  determined  by  medical  history,   physical
examination,  vital signs,  12-lead ECG,  laboratory  tests and nerve conduction studies. The study will involve 150-200 randomized male and female patients with
Type 1 & 2 diabetes,  as defined by the ADA (American Diabetes  Association) and distal symmetric diabetic polyneuropathy.

The Study  Chairman is Dr. Philip  Raskin,  Professor of Medicine  University of
Texas  Southwestern  Medical  Center at Dallas  Texas.  The study  protocol  was approved by the FDA as a part of Quigley  Pharma's IND  submission  and has been approved by the required  Investigational  Review Boards.  The completion of the study is dependent upon  enrollment  rates that may affect the overall length of the study and the communication of its results.

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

In May 2006,  the Company  announced  that it would begin a series of studies to evaluate the ocular  antiviral  efficacy  and toxicity of its  naturally-derived topical  compound QR-435.  Studies will be completed at The Campbell  Ophthalmic
Microbiology  Laboratory  at the  University of Pittsburgh in the same lab where previous successful in vitro studies of QR-435 were performed.

In December 2006, the Company  announced that a series of studies were conducted on the advice of Campbell  Laboratories,  University  of  Pittsburgh,  to assess
QR-435  (Quigley  Pharma's  broad  spectrum  anti-viral)  potential for treating
Herpes Keratitis. While the in-vitro studies were very successful at killing the herpes virus on direct  contact,  the  HSV-1/NZW  rabbit  keratitis  model study showed that the compound,  in its aqueous  form,  did not remain in the eye long enough to penetrate the corneal  epithelial  cells where the virus resides in an infection.  The HSV-1/NZW  rabbit  keratitis model is a recognized  standard for evaluating potential therapeutic agents in this class and is only utilized based on prior positive experimentation, as was the case.

Quigley Pharma will continue to pursue  research and  development  objectives of this compound in the treatment of  respiratory  viruses on the strength of prior successful  in-vitro and ferret model in-vivo studies.  The company's  naturally derived  formula has shown  significant  antiviral  properties  against  various strains of H3N2 and H5N1 Influenza viruses in these studies.

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

In July 2006, the Company  announced that it has obtained  positive results that support  Quigley  Pharma's  continued  progress in developing  the natural broad spectrum  anti-viral  QR441(a) for use in preventing  the spread of avian flu in poultry stocks.  The results of the healthy chicken medical feed study confirmed
that  food  or  water  dose  forms   provide  an   opportunity   for   potential
commercialization if the compound demonstrates efficacy within these dose forms.
The  results  clearly  showed  that the  chickens  tolerated  and  consumed  all concentrations  of QR441 (a) in the  medicated  feed.  They also  tolerated  and consumed the low concentration of drug in the medicated water.

In January 2007, the Company announced  positive results from a study evaluating its  anti-viral  compound  QR-441(a) in  embryonating  egg and VERO E6 cell test models.  The preliminary study demonstrated  QR-441(a) as a potential  antiviral agent in  reducing  Infectious  Bronchitis  and New  Castle  Disease,  two viral poultry diseases that have a significant economic impact to the poultry industry on an annual basis.  Previous in vitro studies have  demonstrated that QR-441(a)
to be a potent antiviral agent against H5N1 (Avian Flu).

In February 2007, the Company announced that it had signed an agreement with the
State of Israel  Ministry  of  Agriculture  & Rural  Development  (MOAG) and the

Kimron  Veterinary  Institute to conduct a clinical trial testing the anti-viral capacity of the Quigley  compound  QR-441(a)  administered as a medical feed and water to chickens exposed to HPAI (Highly Pathogenic Avian Influenza) H5N1.

If  successful  this study could  potentially  provide  data on the  efficacy of
QR-441(a) in preventing  the infection of food grade poultry  through the use of formulated  feed  and  water.  Positive  data  could  be  used to  continue  the development  of the  compound  in the U.S with  guidance  from the FDA under the
INAD's  issued to  Quigley  in 2005 and might  also be  useful  for  development outside the United States, where the impact of disease has already been felt.

QR-443 - In August 2006,  the Company  announced  that it had obtained  positive results for its QR-443  compound for the treatment of Cachexia,  a  debilitating and life threatening  muscle wasting  condition.  The results of an animal study found a 75% efficacy rate in the treatment of mice with this condition.

In January  2007,  the Company  announced  that it had  completed a  preliminary follow up  Cachexia  study,  evaluating  weight loss in mice.  The tumor  burden
Cachexia  model study  concluded  that QR-443 was as  effective  in delaying the progression  of  Cachexia  when  given  orally  as it had been  shown to be when administered intra-peritoneally in a previous study.

The new data compliments the previous study results  demonstrating a correlation between  effectiveness  and  the  frequency  of  administration  of  the  QR-443 compound.  Cachexia is an extremely  debilitating and life threatening,  wasting syndrome  associated with chronic diseases such as cancer,  AIDs,  chronic renal failure,  COPD and rheumatoid  arthritis,  where  inflammation has a significant impact and patients experience loss of weight, muscle atrophy, fatigue, weakness and decreased appetite.

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

United States:  No. 6 555 573 B2 (April 29, 2003)         No. 6 592 896 B2 (July 15, 2003)
                No. 6 596 313 B2 (July 22, 2003)          No. 6 753 325 B2 (June 22, 2004)
                No. 6 827 945 B2 (December 7, 2004)       No. 7,083,813 B2 (August 1, 2006)
                No. 7,166,435 B2 (January 23, 2007)       No. 7,175,987 B2 (February 13, 2007)

Mexico          No. 236311 (April 28, 2006)               South Africa   No. 2003/4247 (July 28, 2004)
                                                          South Africa   No. 2003/9802 (July 28, 2004)
New Zealand     No. 533439 (October 12, 2006)             South Africa   No. 2004/4614 (October 28, 2005)
New Zealand     No. 526041 (May 12, 2005)                 South Africa   No. 2005/0517 (December 28, 2005)
                                                          South Africa   No. 2004/3365 (May 31, 2006)

Australia   No. 2002231095 (November 24, 2005)            Israel         No. 159357 (November 21, 2006)

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
2007.  However,  the Company and the developer are in litigation  and as such no potential offset for these fees from such litigation has been recorded.

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

The Cold-Eeze(R)  products are distributed through numerous food, chain drug and mass  merchandisers  throughout  the United  States,  including:  Walgreen  Co.,
Wal-Mart,  Ahold,  Albertsons,  CVS,  RiteAid,  Publix,  Sam's Club,  Winn-Dixie
Stores, Inc., Target, The Kroger Company, Safeway Inc., Costco Wholesale,  Kmart
Corporation,   and  wholesale  distributors  including,   AmerisourceBergen  and
Cardinal Distribution.

The  Company is not  dependent  on any  single  customer  as the broad  range of customers includes many large wholesalers, mass merchandisers,  and multi-outlet pharmacy  chains,  five of which account for a  significant  percentage of sales volume. The top five customers of the Company represent 31%, 29%, and 27% of its continuing  consolidated  gross  revenues for the years ended December 31, 2006,
2005 and 2004, respectively.

Darius is a direct selling  organization  specializing in proprietary health and wellness  products  and the  introduction  of new  products  to the  marketplace through a network of  independent  distributor  representatives.  This method of
distribution  is  in  contrast  to  traditional   distribution   channels  using
independent and chain drug and discount stores as utilized by the Company in the promotion of the cold-remedy products.

Pharma  currently has no sales since it is undergoing  research and  development activity in compliance with regulatory requirements and is at the initial stages of what may be a lengthy process to develop commercial products.

RESEARCH AND DEVELOPMENT

The Company's  research and  development  costs for the years ended December 31,
2006,  2005 and 2004 were  $3,820,071,  $3,784,221 and $3,232,569  respectively.
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

EMPLOYEES

At December 31, 2006 the Company employed 132 full-time persons, the majority of which were  employed at the  Company's  manufacturing  facility in a  production
function.   The  remainder   were   involved  in  an  executive,   marketing  or
administrative  capacity.  None of the  Company's  employees  are  covered  by a collective bargaining agreement or are members of a union.

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

ITEM 1A.        RISK FACTORS

THE COMPANY HAS A HISTORY OF LOSSES AND LIMITED  WORKING  CAPITAL AND EXPECTS TO
INCREASE SPENDING.

The Company has experienced net losses for three of the past seven fiscal years.
Although the Company earned net income of approximately $3,217,000, $453,000 and
$675,000,  respectively,  in the fiscal years ended December 31, 2005,  December
31,  2004 and 2003,  it  incurred  net  losses of  $1,748,000,  $6,454,000,  and
$5,196,000,  respectively, in the fiscal years ended December 31, 2006, December
31, 2002,  December 31, 2000.  In the fiscal year ended  December 31, 2001,  the
Company  earned net income of  $216,000,  but that amount  included  net settled litigation  payments  received of  approximately  $700,000  related to licensing fees. As of December 31, 2006, The Company had working capital of  approximately
$20,541,000.  Since the Company  continues  to increase its spending on research and development in connection with Pharma's product development, it is uncertain whether the Company will  generate  sufficient  revenues to meet  expenses or to operate profitably in the future.

THE  COMPANY   HOLDS   PATENTS  WHICH  IT  MAY  NOT  BE  ABLE  TO  DEVELOP  INTO
PHARMACEUTICAL MEDICATIONS.

Future  success  depends in part on  Pharma's  ability to  research  and develop prescription medications based on patents, which currently are:

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
            August 5, 2021.

      o     A Patent (No.  6,596,313 B2) entitled  "Nutritional  Supplement  and
            Method of Using It" for a product to relieve  sialorrhea  (drooling)
            in patients  suffering from  Amyotrophic  Lateral  Sclerosis  (ALS), otherwise known as Lou Gehrig's Disease.  The patent extends through
            April 14, 2022.

      o     A Patent (No.  6,753,325  B2) entitled  "Composition  and Method for
            Prevention,  Reduction  and  Treatment of Radiation  Dermatitis,"  a
            composition   for   preventing,   reducing  or  treating   radiation
            dermatitis. The patent extends through November 5, 2021.

      o     A Patent (No.  6,827,945 B2) entitled  "Nutritional  Supplements and
            Method of Using Same" for a method for treating at least one symptom of arthritis. The patent extends through April 22, 2023.

      o     A Patent (No.  7,083,813 B2) entitled  "Methods for The Treatment of
            Peripheral Neural and Vascular Ailments." The patent extends through
            August 4, 2023.

      o     A Patent (No.  7,166,435 B2) entitled  "Compositions and Methods for
            Reducing the  Tranmissivity  of Illnesses." This patent will provide additional  protection  to an existing  composition  patent  (number
            6,592,896), which the Company received in July 2003 and will support
            on-going    investigations    and    potential     commercialization
            opportunities.  The Company will be  continuing  its studies to test the effects of the referenced  compound  against avian flu and human influenza. The patent extends through November 5, 2021.

      o     A Patent (No.  7,175,987 B2) entitled  "Compositions and Methods for
            The  Treatment of Herpes." The patent  extends  through  November 5,
            2021.

      o     A Mexican Patent (No.  236311)  entitled "Method and Composition for the Treatment of Diabetic  Neuropathy."  The patent extends  through
            December 18, 2020.

      o     A  New  Zealand  Patent  (No.  533439)  entitled  "Methods  for  The
            Treatment of Peripheral  Neural and Vascular  Ailments."  The patent extends through November 6, 2022.

      o     A New Zealand Patent (No.  526041)  entitled "Method and Composition for the  Treatment  of  Diabetic  Neuropathy."  The  patent  extends through December 18, 2021.

      o     An  Australian   Patent  (No.   2002231095)   entitled  "Method  and
            Composition  for the Treatment of Diabetic  Neuropathy."  The patent extends through December 18, 2021.

      o     A  South  African  Patent  (No.  2003/4247)  entitled  "Methods  and
            Composition  for the Treatment of Diabetic  Neuropathy."  The patent extends through December 18, 2021.

      o     A  South  African  Patent  (No.  2003/9802)  entitled   "Nutritional
            Supplements  and Methods of Using Same" for a method for treating at least one symptom of arthritis. The patent extends through August 5,
            2022.

      o     A South African  Patent (No.  2004/4614)  entitled  "Methods for The
            Treatment of Peripheral  Neural and Vascular  Ailments."  The patent extends through November 5, 2022.

      o     A South  African  Patent (No.  2005/0517)  entitled  "Anti-Microbial
            Compositions & Methods for Using Same," the patent  extends  through
            July 23, 2023.

      o    A South African Patent (No.  2004/3365)  "Topical  Compositions  and
            Methods for Treatment of Adverse Effects of Ionizing Radiation," the
            patent extends through November 5, 2022.

      o     An Israeli Patent (No. 159357) entitled "Nutritional Supplements and
            Methods of Using Same," the patent extends through August 6, 2022.

These potential new products are in the development  stage and no assurances can be given that  commercially  viable products will be developed from these patent applications.  Prior  to any new  product  being  ready  for  sale,  substantial resources  will have to be  committed  for  research,  development,  preclinical testing,  clinical trials,  manufacturing  scale-up and regulatory approval. The
Company faces  significant  technological  risks  inherent in  developing  these products.  The Company  may abandon  some or all of the  proposed  new  products before they become commercially viable. Even if the Company develops and obtains approval of a new product, if the Company cannot  successfully  commercialize it in a timely  manner,  its business and  financial  condition  may be  materially adversely affected.

THE COMPANY WILL NEED TO OBTAIN ADDITIONAL  CAPITAL TO SUPPORT LONG-TERM PRODUCT
DEVELOPMENT AND COMMERCIALIZATION PROGRAMS.

The Company's ability to achieve and sustain operating  profitability depends in large part on the ability to commence,  execute and complete  clinical  programs for, and obtain additional  regulatory approvals for,  prescription  medications developed by Pharma,  particularly in the U.S. and Europe. There is no assurance that the Company will ever obtain such approvals or achieve  significant  levels of sales.  The current  sales  levels of  Cold-Eeze(R)  products  and health and wellness products may not generate all the funds the Company anticipates will be needed to support current plans for product development. The Company may need to obtain  additional  financing to support its long-term  product  development and commercialization  programs.  Additional  funds may be sought through public and private stock offerings,  arrangements with corporate partners, borrowings under lines of credit or other sources.

The amount of capital  that may be needed to  complete  product  development  of
Pharma's products will depend on many factors, including;

      o     the  cost   involved  in  applying   for  and   obtaining   FDA  and
            international regulatory approvals;

      o     whether the Company elects to establish partnering  arrangements for development, sales, manufacturing and marketing of such products;

      o     the level of future  sales of  Cold-Eeze(R)  and health and wellness products,  and expense levels for international  sales and marketing efforts;

      o     whether  the   Company  can   establish   and   maintain   strategic
            arrangements for development,  sales, manufacturing and marketing of its products; and

      o     whether  any or all of the  outstanding  options  and  warrants  are exercised and the timing and amount of these exercises.

Many  of the  foregoing  factors  are  not  within  the  Company's  control.  If additional  funds are  required and such funds are not  available on  reasonable terms, the Company may have to reduce its capital  expenditures,  scale back its development  of new products,  reduce its workforce  and  out-license  to others products or technologies  that the Company otherwise would seek to commercialize itself.  Any additional  equity financing will be dilutive to stockholders,  and any debt financing, if available, may include restrictive covenants.

THE  COMPANY'S  PRODUCTS  AND  POTENTIAL  NEW  PRODUCTS ARE SUBJECT TO EXTENSIVE
GOVERNMENTAL REGULATION.

The  Company's  business  is  regulated  by various  agencies  of the states and localities  where its products  are sold.  Governmental  regulations  in foreign countries  where the Company  plans to  commence or expand  sales may prevent or delay entry into a market or prevent or delay the  introduction,  or require the reformulation,  of certain of its products.  In addition,  no prediction  can be made as to whether new domestic or foreign legislation regulating our activities will be enacted. Any new legislation could have a material adverse effect on its business, financial condition and operations. Non-compliance with any applicable requirements  may subject the Company or the  manufacturers  of its  products to sanctions, including warning letters, fines, product recalls and seizures.

COLD REMEDY AND HEALTH AND WELLNESS  PRODUCTS.  The  manufacturing,  processing, formulation,  packaging,  labeling and advertising of the cold remedy and health and wellness  products are subject to  regulation by several  federal  agencies, including:

      o     the FDA;

      o     the Federal Trade Commission ("FTC");

      o     the Consumer Product Safety Commission;

      o     the United States Department of Agriculture;

      o     the United States Postal Service;

      o     the United States Environmental Protection Agency; and

      o     the Occupational Safety and Health Administration.

In  particular,  the FDA  regulates  the safety,  labeling and  distribution  of dietary  supplements,  including  vitamins,  minerals and herbs, food additives, food supplements, over-the-counter and prescription drugs and cosmetics. The FTC also has  overlapping  jurisdiction  with the FDA to regulate the  promotion and advertising  of  vitamins,  over-the-counter  drugs,  cosmetics  and  foods.  In addition,  the cold remedy products are homeopathic remedies which are regulated by the Homeopathic  Pharmacopoeia of the United States  ("HPUS").  HPUS sets the standards for source,  composition and preparation of homeopathic remedies which are officially recognized in the Federal Food, Drug and Cosmetics Act of 1938.

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
Clinical  trials  must also comply with FDA  regulations  and may require  large numbers of test  subjects,  complex  protocols  and possibly  lengthy  follow-up periods.  Consequently,  satisfaction of government regulations may take several years,  may cause delays in introducing  potential new products for considerable periods of time and may require  imposing  costly  procedures upon the Company's activities.  If regulatory  approval of new products is not obtained in a timely manner or not at all the Company could be materially adversely affected. Even if regulatory  approval  of new  products is  obtained,  such  approval  may impose limitations  on the indicated  uses for which the products may be marketed which could also materially  adversely  affect the business,  financial  condition and future operations of the Company.

THE COMPANY'S BUSINESS IS VERY COMPETITIVE AND INCREASED  COMPETITION COULD HAVE
A SIGNIFICANT IMPACT ON EARNINGS.

Both the non-prescription  healthcare product and pharmaceutical  industries are highly competitive. Many of the Company's competitors have substantially greater capital resources,  research and development  staffs,  facilities and experience than it does. These and other entities may have or may develop new technologies.
These  technologies  may be used to  develop  products  that  compete  with  the
Company.

The Company believes that the primary cold remedy product,  Cold-Eeze(R),  has a competitive  advantage  over  other  cold  remedy  products  because it has been clinically  proven to reduce the severity and duration of common cold  symptoms.
The Company  believes that Darius has an advantage over its competitors  because it directly  sells its  proprietary  health and  wellness  products  through its extensive network of independent distributors.  Competition in Pharma's expected product areas would most likely come from large pharmaceutical companies as well as other companies,  universities and research institutions,  many of which have resources far in excess of the Company's resources.

The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability, reliability and name recognition of its cold  remedy,  health  and  wellness  products  and  Pharma's  ability to successfully  develop  and  market  prescription  medications.  There  can be no assurance that the Company will be able to compete  successfully  in the future.
If the Company is unable to compete, its earnings may be significantly impacted.

THE  COMPANY'S  FUTURE  SUCCESS IS  DEPENDENT ON THE  CONTINUED  SERVICES OF KEY
PERSONNEL INCLUDING THE CHAIRMAN OF THE BOARD OF DIRECTORS,  PRESIDENT AND CHIEF
EXECUTIVE OFFICER.

The Company's  future success depends in large part on the continued  service of key  personnel.  In  particular,  the loss of the  services  of Guy J.  Quigley,
Chairman  of the  Board,  President  and Chief  Executive  Officer  could have a material adverse effect on operations.  The Company had an employment  agreement with Mr.  Quigley which expired on December 31, 2005.  Future success and growth also  depends on the  Company's  ability to continue to  attract,  motivate  and retain highly qualified employees. If the Company is unable to attract, motivate and retain qualified employees,  our business and operations could be materially adversely affected.

THE COMPANY'S  FUTURE SUCCESS DEPENDS ON THE CONTINUED  EMPLOYMENT OF RICHARD A.
ROSENBLOOM, M.D., PH.D., WITH PHARMA.

Pharma's  potential new products are being developed  through the efforts of Dr.
Rosenbloom. The loss of his services could have a material adverse effect on the
Company's product development and future operations.

THE COMPANY'S  FUTURE  SUCCESS IS DEPENDENT ON THE  CONTINUED  ACCEPTANCE OF THE
DIRECT  SELLING   PHILOSOPHY,   THE  MAINTENANCE  OF  THE  NETWORK  OF  EXISTING
INDEPENDENT  DISTRIBUTOR  REPRESENTATIVES  AND  THE  RECRUITMENT  OF  ADDITIONAL
SUCCESSFUL INDEPENDENT DISTRIBUTOR REPRESENTATIVES.

Darius markets and sells herbal  vitamins and dietary  supplements for the human condition through its network of independent  distributor  representatives.  Its products are sold to independent distributor  representatives who either use the products for their own personal  consumption  or resell them to  consumers.  The independent distributor  representatives receive compensation for sales achieved by means of a commission structure or compensation plan on certain product sales
of  certain   personnel   within  their   downstream   independent   distributor
representative  network. Since the independent  distributor  representatives are not employees of Darius,  they are under no  obligation  to continue  buying and selling  Darius'  products  and the loss of key  high-level  distributors  could negatively impact the Company's future growth and profitability.

THE COMPANY'S  FUTURE  SUCCESS  DEPENDS ON THE CONTINUED  SALES OF ITS PRINCIPAL
PRODUCT.

For  the  fiscal  year  ended  December  31,  2006,  the  Cold-Eeze(R)  products represented  approximately  59% of the Company's total sales.  While the Company has  diversified  into health and wellness  products,  the line of  Cold-Eeze(R)
products continues to be a major part of its business.  Accordingly, the Company has to  depend on the  continued  acceptance  of  Cold-Eeze(R)  products  by its customers.  However,  there can be no assurance that the  Cold-Eeze(R)  products will  continue to receive  market  acceptance.  The  inability  to  successfully commercialize  Cold-Eeze(R) in the future, for any reason, would have a material adverse  effect on the  financial  condition,  prospects and ability to continue operations of the Company.

THE COMPANY HAS A CONCENTRATION OF SALES TO AND ACCOUNTS RECEIVABLE FROM SEVERAL
LARGE CUSTOMERS.

Although the Company has a broad range of  customers  that  includes  many large wholesalers,  mass  merchandisers and multiple outlet pharmacy chains,  the five largest  customers  account for a significant  percentage  of sales.  These five customers  accounted  for 31% of total sales for the fiscal year ended  December
31, 2006 and 29% of total sales for the fiscal year ended  December 31, 2005. In addition,  customers  comprising the five largest accounts  receivable  balances represented  56% and 47% of total accounts  receivable  balances at December 31,
2006 and 2005,  respectively.  Credit is  extended  to  customers  based upon an evaluation of their financial  condition and credit  history,  and collateral is not generally required.  If one or more of these large customers cannot pay, the write-off of their accounts  receivable  would have a material adverse effect on the Company's operations and financial  condition.  The loss of sales to any one or more of these large  customers  would also have a material  adverse effect on the operations and financial condition of the Company..

THE COMPANY IS DEPENDENT ON  THIRD-PARTY  MANUFACTURERS  AND  SUPPLIERS  FOR THE
HEALTH AND WELLNESS  PRODUCTS AND THIRD-PARTY  SUPPLIERS FOR CERTAIN OF THE COLD
REMEDY PRODUCTS.

The Company does not  manufacture any of the Health and Wellness  products,  nor manufacture any of the ingredients in these  products.  In addition,  all active ingredients  that are raw  materials  used in connection  with the  Cold-Eeze(R)
product are purchased from a single unaffiliated  supplier.  Should any of these relationships  terminate,  the Company believes that the contingency plans which have been formulated would prevent a termination  from materially  affecting its operations.  However, if any of these relationships are terminated, there may be delays in production of the Company's  products until an acceptable  replacement facility  is  located.  The  Company  continues  to look for  safe and  reliable multiple-location sources for products and raw materials so that it can continue to  obtain  products  and raw  materials  in the  event of a  disruption  in its business relationship with any single manufacturer or supplier.  While secondary sources  have  been  identified  for  some  of the  Company's  products  and raw materials,  its inability to find other  sources for some of its other  products and raw  materials  may have a material  adverse  effect on its  operations.  In addition,  the terms on which manufacturers and suppliers will make products and raw  materials  available  to us could have a material  effect on the  Company's success.

THE COMPANY IS  UNCERTAIN AS TO WHETHER IT CAN PROTECT ITS PROPRIETARY RIGHTS.

The strength of the Company's  patent position may be important to its long-term success.  The  Company  currently  owns eight U.S.  and ten  foreign  patents in connection  with products that are being developed by Pharma.  In addition,  the
Company has been granted an exclusive  agreement for  worldwide  representation, manufacturing,  marketing and  distribution  rights to a  zinc/gluconate/glycine lozenge  formulation.  That  formulation has been patented in the United States,
Germany, France, Italy, Sweden, Canada and Great Britain and a patent is pending in Japan.  However,  this patent in the United States expired in August 2004 and expired in June 2005 in all countries except Japan.

There can be no assurance that these patents and the Company's exclusive license will effectively  protect its products from duplication by others.  In addition, the Company may not be able to afford the expense of any litigation which may be necessary to enforce its rights  under any of the patents.  Although the Company believes that current and future  products do not and will not infringe upon the patents or violate the  proprietary  rights of others,  if any of the current or future  products do infringe upon the patents or  proprietary  rights of others, the Company may have to modify the products or obtain an additional  license for the  manufacture  and/or  sale of  such  products.  The  Company  could  also be prohibited  from  selling the  infringing  products.  If the Company is found to infringe  on the  proprietary  rights of others,  it is  uncertain  whether  the
Company  will be able  to take  corrective  actions  in a  timely  manner,  upon acceptable terms and conditions,  or at all, and the failure to do so could have a material adverse effect upon its business, financial condition and operations.

The Company also use  non-disclosure  agreements with its employees,  suppliers, consultants  and  customers  to  establish  and protect the ideas,  concepts and documentation  of its  confidential  non-patented  and  non-copyright  protected proprietary  technology  and  know-how.  However,  these  methods may not afford complete  protection.  There can be no  assurance  that third  parties  will not obtain access to or independently develop the Company's technologies,  know-how, ideas, concepts and documentation, which could have a material adverse effect on the Company's financial condition.

THE SALES OF THE COMPANY'S PRIMARY PRODUCT FLUCTUATES BY SEASON.

A significant portion of the Company's business is highly seasonal, which causes major  variations  in operating  results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the cold remedy products.  There can be no assurance that the Company will be able to manage its working capital needs and its inventory to meet the fluctuating demand for these products.  Failure to  accurately  predict and  respond to  consumer  demand may result in the production of excess  inventory.  Conversely,  if products achieve greater  success  than  anticipated  for any given  quarter,  this may result in insufficient inventory to meet customer demand.

THE COMPANY'S  EXISTING PRODUCTS AND NEW PRODUCTS UNDER  DEVELOPMENT  EXPOSE THE
COMPANY TO POTENTIAL PRODUCT LIABILITY CLAIMS.

The  Company's  business  results in exposure to an inherent  risk of  potential product  liability  claims,  including claims for serious bodily injury or death caused by the sales of the Company's  existing  products and the clinical trials of products  which are being  developed.  These claims could lead to substantial damage awards.  The Company currently  maintains product liability  insurance in the amount of, and with a maximum  payout of, $25 million.  A  successful  claim brought  against us in excess of, or outside  of,  existing  insurance  coverage could have a material adverse effect on the Company's  results of operations and financial  condition.  Claims against the Company,  regardless of their merit or eventual outcome, may also have a material adverse effect on the consumer demand for its products.

THE COMPANY IS INVOLVED IN LAWSUITS  REGARDING CLAIMS RELATING TO CERTAIN OF THE
COLD-EEZE(R) PRODUCTS AND OTHER BUSINESS MATTERS.

The Company  is, from time to time,  subject to various  legal  proceedings  and claims,  either  asserted  or  unasserted.  Any  such  claims,  including  those contained in Item 3 of this  report,  whether  with or without  merit,  could be time-consuming and expensive to defend and could divert  management's  attention and resources. While management believes that the Company has adequate insurance coverage and, if applicable,  accrued loss  contingencies for all known matters, there is no assurance that the outcome of all current or future  litigation will not have a material adverse effect on the Company.

A SUBSTANTIAL  AMOUNT OF THE COMPANY'S  OUTSTANDING COMMON STOCK IS OWNED BY THE
CHAIRMAN OF THE BOARD AND PRESIDENT AND EXECUTIVE  OFFICERS AND DIRECTORS,  AS A
GROUP CAN SIGNIFICANTLY INFLUENCE ALL MATTERS VOTED ON BY STOCKHOLDERS.

Guy J. Quigley,  Chairman of the Board,  President and Chief Executive  Officer,
through his beneficial  ownership,  has the power to vote approximately 27.0% of
The Company's  common stock.  Mr. Quigley and the other  executive  officers and directors collectively beneficially own approximately 41.2% of the common stock.
These  individuals  have  significant  influence over the outcome of all matters submitted  to  stockholders  for  approval,  including  election  of  directors.
Consequently,  they exercise  substantial control over all major decisions which could prevent a change of control of the Company.

THE COMPANY'S STOCK PRICE IS VOLATILE.

The market  price of the  Company's  common  stock has  experienced  significant volatility.  From January 1, 2003 to January 31,  2007,  the per share bid price has ranged from a low of approximately $4.75 to a high of approximately  $16.94.
There are several factors which could affect the price of the common stock, some of which are  announcements  of  technological  innovations  for new  commercial products by us or competitors,  developments concerning propriety rights, new or revised  governmental  regulation  or general  conditions  in the market for the
Company's  products.  Sales  of a  substantial  number  of  shares  by  existing stockholders could also have an adverse effect on the market price of the common stock.

FUTURE SALES OF SHARES OF THE COMPANY'S  COMMON STOCK IN THE PUBLIC MARKET COULD
ADVERSELY  AFFECT  THE  TRADING  PRICE OF  SHARES  OF THE  COMMON  STOCK AND THE
COMPANY'S ABILITY TO RAISE FUNDS IN NEW STOCK OFFERINGS.

Future sales of substantial  amounts of shares of the Company's  common stock in the public market, or the perception that such sales are likely to occur,  could affect prevailing trading prices of the common stock and, as a result, the value of the notes.  As of December 31,  2006,  the Company had  12,684,633  shares of common stock outstanding.

The Company also has  outstanding  options to purchase an aggregate of 3,047,000 shares  of  common  stock at an  average  exercise  price of $7.58 per share and outstanding  warrants to purchase an aggregate of 550,000 shares of common stock at an average  exercise  price of $10.00 per  warrant.  If the  holders of these shares,  options or  warrants  were to attempt to sell a  substantial  amount of their  holdings  at once,  the market  price of the common  stock  would  likely decline.  Moreover,  the perceived risk of this  potential  dilution could cause stockholders to attempt to sell their shares and investors to "short" the stock, a practice  in which an  investor  sells  shares  that he or she does not own at prevailing  market prices,  hoping to purchase  shares later at a lower price to cover the sale.  As each of these  events  would  cause the  number of shares of common stock being offered for sale to increase, the common stock's market price would likely further decline.  All of these events could combine to make it very difficult  for the Company to sell equity or  equity-related  securities  in the future at a time and price that it deems appropriate.

THE COMPANY DOES NOT INTEND TO PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

The Company has not paid cash dividends on its common stock since inception. The intention of the Company is to retain earnings,  if any, for use in the business and  does not  anticipate  paying  any cash  dividends  to  stockholders  in the foreseeable future.

THE COMPANY'S  ARTICLES OF INCORPORATION AND BY-LAWS CONTAIN CERTAIN  PROVISIONS
THAT MAY BE BARRIERS TO A TAKEOVER.

The Company's  Articles of Incorporation and By-laws contain certain  provisions which may  deter,  discourage,  or make it  difficult  to assume  control of the
Company by another corporation or person through a tender offer,  merger,  proxy contest or similar  transaction or series of transactions.  These provisions may deter a future tender offer or other takeover  attempt.  Some  stockholders  may believe  such an offer to be in their best  interest  because  it may  include a premium  over the market  price of the common  stock at the time.  In  addition, these  provisions  may assist  current  management in retaining its position and place it in a better position to resist changes which some stockholders may want to make if dissatisfied with the conduct of the Company's business.

THE COMPANY HAS AGREED TO INDEMNIFY ITS OFFICERS AND DIRECTORS FROM LIABILITY.

Sections  78.7502  and 78.751 of the Nevada  General  Corporation  Law allow the
Company  to  indemnify  any  person  who is or was made a party to, or is or was threatened to be made a party to, any pending,  completed, or threatened action, suit or proceeding because he or she is or was a director,  officer, employee or agent  of  the  Company  or is or was  serving  at the  Company's  request  as a director,  officer,  employee or agent of any  corporation,  partnership,  joint venture,  trust or other  enterprise.  These  provisions  permit the  Company to advance  expenses to an indemnified  party in connection with defending any such proceeding,  upon receipt of an  undertaking by the  indemnified  party to repay those  amounts  if it is later  determined  that the  party is not  entitled  to indemnification.  These  provisions may also reduce the likelihood of derivative litigation  against directors and officers and discourage or deter  stockholders from suing  directors  or officers  for breaches of their duties to the Company, even though such an action,  if successful,  might otherwise benefit the Company or its stockholders.  In addition,  to the extent that the Company expends funds to indemnify  directors and officers,  funds will be unavailable for operational purposes.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.     PROPERTIES

The corporate office of The Quigley  Corporation is located at 621 Shady Retreat
Road,  Doylestown,  Pennsylvania.  This property,  with an area of approximately
13,000 square feet, was purchased in November 1998 and refurbished  during 1999.
The Company occupies  warehouse space in Las Vegas,  Nevada at a current monthly cost of $2,613. This Nevada location has a three-year lease that expires in July
2009.  In  addition  to storage  facilities  at the  manufacturing  subsidiary's locations,  the Company also stores product in a number of additional warehouses in Pennsylvania  with storage charges based upon the quantities of product being stored.

The manufacturing facilities of the Company are located in each of Elizabethtown and Lebanon,  Pennsylvania.  The facilities were purchased  effective October 1,
2004. In total, the facilities have a total area of approximately  73,000 square feet, combining both manufacturing and office space.

The Darius business in Utah is located at 867 East 2260 South, Provo, Utah, with international  locations  in  Singapore  and Taiwan,  having a combined  area of approximately  30,400  square  feet.  The  current  monthly  lease cost of these offices and  warehouse  space is $23,336  with  current  leases set to expire no later than July 2009.  The Company  expects that these leases will be renewed or that alternative spaces will be obtained.

The Company believes that its existing facilities are adequate at this time.

ITEM 3.     LEGAL PROCEEDINGS

              TESAURO AND ELEY, ET AL. VS. THE QUIGLEY CORPORATION
                  (CCP OF PHILA., AUGUST TERM 2000, NO. 001011)

In September,  2000, the Company was sued by two individuals  (Jason Tesauro and
Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of  "similarly  situated  individuals,"  in the Court of Common  Pleas of
Philadelphia  County,  Pennsylvania.  The  Complaint  further  alleges  that the plaintiffs  purchased  certain  Cold-Eeze  products  between  August,  1996, and
November, 1999, based upon cable television,  radio and internet advertisements, which  allegedly  misrepresented  the  qualities  and benefits of the  Company's products. The Complaint, as pleaded originally,  requested an unspecified amount of damages for violations of Pennsylvania's  consumer  protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action. In October, 2000, the Company filed  Preliminary  Objections to the Complaint seeking dismissal of
the  action.   The  court  sustained  certain   objections,   thereby  narrowing
plaintiffs' claims.

In May 2001,  plaintiffs  filed a motion to  certify  the  putative  class.  The
Company  opposed  the motion.  In  November,  2001,  the court held a hearing on plaintiffs' motion for class certification.  In January,  2002, the court denied in part and granted in part  plaintiffs'  motion.  The court denied  plaintiffs'
motion to  certify a class  based on  plaintiffs'  claims  under  Pennsylvania's
consumer   protection  law,  under  which  plaintiffs   sought  treble  damages,
effectively  dismissing  this cause of action;  however,  the court  certified a class  based on  plaintiffs'  secondary  breach of implied  warranty  and unjust enrichment claims. In August, 2002, the court issued an order adopting a form of
Notice of Class Action to be published  nationally.  The form of Notice approved by the court included a provision  which limits the potential  class members who may  potentially  recover  damages in this action to those persons who present a proof of purchase of Cold-Eeze during the period August 1996 and November 1999.

Afterward,  a series of pre-trial  motions were filed raising issues  concerning trial  evidence  and the court's  jurisdiction  over the  subject  matter of the action. In March, 2005, the court held oral argument on these motions.

On  November  8, 2006,  the Court  entered an Order  dismissing  the case in its entirety  on the basis  that the  action  was  preempted  by  federal  law.  The plaintiffs  appealed  the Court's  decision in  December,  2006.  Presently,  no scheduling order has been entered by the appellate court,  which presumably will hear argument later this year.

For the reasons stated by the Court in dismissing the case, as well as for other reasons,  the Company  believes  that  plaintiffs'  case on appeal  lacks merit;
however, no prediction as to the outcome of the appeal can be made.

               THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL
                          (BUCKS CO. CCP, NO. 04-07776)

In this action,  which was  commenced in November  2004,  the Company is seeking declaratory and injunctive  relief against John C. Godfrey,  Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting  injunctive relief regarding the
Cold-Eeze trade name and trademark;  injunctive relief relating to the Cold-Eeze formulations and manufacturing methods; injunctive relief for breach of the duty
of  loyalty,   and  declaratory   judgment  pending  the  Company's  payment  of
commissions  to  defendants.  The Company's  Complaint is based in part upon the
Exclusive Representation and Distribution Agreement and the Consulting Agreement
(together the "Agreements") entered into between the defendants and the Company.
The Company  terminated  the  Agreements for the  defendants'  alleged  material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims  against the Company seeking remedies  relative to the Agreements.
The Company believes that the defendants' counterclaims are without merit and is vigorously  defending those  counterclaims  and is prosecuting its action on its complaint.  The deposition phase of pre-trial discovery is about to commence. At this time no prediction as to the outcome of this action can be made.

          DARIUS INTERNATIONAL INC., ET AL. VS. ROBERT O. YOUNG ET AL.
                 (FEDERAL DISTRICT COURT - EASTERN DISTRICT, PA)

In this action, the Company seeks injunctive relief and monetary damages against two individuals for violation of a  non-competition  agreement  between a wholly owned subsidiary of the Company,  Innerlight,  Inc., and the defendants, each of whom are also under agreement to serve as consulting to the Company.

In late November,  2005, the Company  learned that the defendants had launched a line of nutritional  supplement products that competed with Innerlight products.
Defendants promoted their line of products by a website,  among other means. The
Company moved for a temporary  restraining  order against the defendants,  which the court denied; however, the court ordered expedited discovery and scheduled a preliminary  injunction  hearing.  Before the hearing,  the Company  amended its complaint to add counts  against  defendants for unfair  competition,  trademark infringement and other causes, which the court allowed. In response,  defendants initially  moved to dismiss the case.  The court  denied the motion.  Defendants answered the  complaint and asserted nine  counterclaims,  including:  breach of contract;  breach of covenant of good faith and fair dealing; unjust enrichment;
conversion; common law trademark infringement; common law violation of the right to publicity;  violation of abuse of personal identity act;  injunctive  relief;
and declaratory relief.

After the preliminary  injunction  hearing,  held in January,  2006, the parties briefed the court on the significance of the hearing evidence in relation to the parties'  respective  claims. On February 17, 2006, the court held oral argument on the motion for preliminary injunction.

On April  20,  2006,  the  Court  entered  an Order  enjoining  defendants  from competing  against the  Company.  Thereafter,  the parties  engaged in pre-trial discovery.

A trial on the merits of the case was held  before  the  Court,  without a jury, during  November  2006.  Following  the  presentation  of evidence,  the Company renewed its claim for a permanent  injunction and monetary  damages  against the defendants. Based upon the evidence presented at trial, the Company believes the counterclaim actions are without merit.

The  Court  has not  entered  its  ruling  at this  point,  and at this  time no
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
Quigley Corporation was added as an additional  defendant without notice to this case. The main defendant in the case is Caribbean Pacific Natural Products, Inc.
in which The Quigley  Corporation  formerly held stock.  On January 22, 2003 all shares of The Quigley Corporation stock were sold to Suncoast Naturals,  Inc. in return for stock of Suncoast  Naturals,  Inc. At the time of the  accident,  The
Quigley  Corporation  had no  ownership  interest in Caribbean  Pacific  Natural
Products, Inc.

The Corporation  believes that the  plaintiffs'  claims are without merit and is vigorously  defending  this  action.  At the  present  time this matter is being defended by the Company's liability insurance carrier and a motion to dismiss is pending  before  the  Federal  District  in  Honolulu,  Hawaii.  At this time no prediction as to the outcome can be made.

                 NICODROPS, INC. VS. QUIGLEY MANUFACTURING, INC.

On January 30, 2006, Quigley Manufacturing,  Inc., a wholly-owned  subsidiary of
The  Quigley  Corporation,  was put on  notice  of a claim  by  Nicodrops,  Inc.
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

  THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION
                         INSURANCE SERVICES AGENCY, INC.

The Quigley Corporation  instituted a Writ of Summons against Wachovia Insurance
Services,  Inc. and First Union Insurance  Services Agency,  Inc. on December 8,
2005. The purpose of this suit was to maintain an action and toll the statute of limitation  against The  Quigley  Corporation's  insurance  broker who failed to place excess  limits  coverage for the Company for the period from  November 29,
2003  until  April 6,  2004.  As a result of the  defendant's  failure  to place insurance and to notify Quigley of its actions,  certain pending actions covered by  Quigley's  underlying  insurance  at the present time many result in certain cases presently being defended by insurance counsel and the underlying insurance carrier  to cause an  exhaustion  of the  underlying  insurance  for the  policy periods  ending  November 29, 2004 and  November 29, 2005.  Any case in which an alleged action arose by the use of Cold-Eeze  Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

The Company's claim against Wachovia  Insurance  Services,  Inc. and First Union
Insurance  Services Agency,  Inc. is for negligence and for equitable  insurance for these  claims in the event  that  Quigley's  underlying  policy  limits  are exhausted.  As of the date of this letter there is no  exhaustion  of underlying coverage and the action  against  Wachovia  Insurance  Services,  Inc. and First
Union Insurance  Services  Agency,  Inc. cannot be prosecuted until such time as actual damages can be measured.  At this time no prediction as to the outcome of the cases covered by insurance  can be made and no prediction  can be made as to the outcome of any action against Wachovia  Insurance  Services,  Inc. and First
Union Insurance Services Agency, Inc.

                     MONIQUE FONTENOT DOYLE VS. THE QUIGLEY
                         CORPORATION (U.S.D.C., W.D. LA.
                             DOCKET NO.: 6:06CV1497)

On August 31, 2006,  the  plaintiff  filed an action  against the Company in the
United   States   District   Court  for  the  Western   District  of   Louisiana
(Lafayette-Opelousas  Division).  The  action  alleges  the  plaintiff  suffered certain  losses and injuries as a result of the Company's  nasal spray  product.
Among the allegations of plaintiff are breach of express  warranties and damages pursuant to the Louisiana products liability act.

A trial date has been set for January 7, 2008.  Discovery  is not yet  complete.
The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

   ZANG ANGELFIRE, TRACEY ARVIN, RAYMOND BELL, JEFFREY BROWN, SHANE HOHNSTEIN,
  TAMMY LAURENT, KRISTI MARTIN, LARRY RICHARDSON, LARRY RIGSBY, BARBARA SEOANE,
     DONNA SMALLEY, MARJORIE VAN BENTHEM AND JOHN WILLIAMS VS. THE QUIGLEY
                                   CORPORATION
             (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 2004-07364-27-2)

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against the Company.  The  complaint was amended  on March 11,  2005 to add an  additional  eight (8)  plaintiffs  in the action. Subsequently, two plaintiffs dismissed their suit, leaving thirteen (13)
plaintiffs remaining.  The action alleges the plaintiffs suffered certain losses and  injuries  as a result of using  the  Company's  nasal  spray  product.  The plaintiffs  claim  the  Company  is  liable  to  them  based  on  the  following
allegations:   negligence,  strict  products  liability  (failure  to  warn  and defective design), breach of express warranty,  breach of implied warrant, and a violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law
and other consumer protection statutes.

A trial date has been set for September 24, 2007. Discovery is not yet complete.
The Company is  vigorously  defending  this lawsuit and believes that the action lacks merit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

         HOWARD POLSKI AND SHERYL POLSKI VS. THE QUIGLEY CORPORATION, ET
              AL. (U.S.D.C., D. MINN. DOCKET NO.: 04-4199 PJS/JJG)

On August  12,  2004,  plaintiffs  filed an action  against  the  Company in the
District  Court for  Hennepin  County,  Minnesota,  which was not  served  until
September 2, 2004.  On September 17, 2004,  the Company  removed the case to the
United States  District Court for the District of Minnesota.  The action alleges that  plaintiffs  suffered  certain  losses  and  injuries  as a  result  of the
Company's  nasal  spray  product.   Among  the  allegations  of  plaintiffs  are
negligence,  products liability,  breach of express and implied warranties,  and breach of the Minnesota Consumer Fraud Statute.

The Company believes the plaintiffs'  claims are without merit and is vigorously defending this lawsuit.

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

            DOMINIC DOMINIJANNI, SONJA FORSBERG-WILLIAMS, VINT PAYNE,
         MURRAY LOU ROGERS, AND RANDY STOVER VS. THE QUIGLEY CORPORATION
               (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 060013427-1;
                 CONSOLIDATED UNDER DOCKET NO.: 2004-07364-27-2)

On January 6, 2006,  five (5) plaintiffs  filed an action in the Court of Common
Pleas of Bucks County, Pennsylvania, against the Company. The action alleges the plaintiffs  suffered  certain  losses  and  injuries  as a result  of using  the
Company's  nasal  spray  product.  The  complaint  was served on the  Company on
January 31,  2006.  Plaintiffs'  complaint  consists  of counts for  negligence,
strict  products  liability   (failure  to  warn),   strict  products  liability
(defective  design),  breach of express and implied  warranties,  and violations under the  Pennsylvania  Unfair Trade Practices and Consumer  Protection Law and
other consumer protection statutes.

Discovery is not yet complete.  The Company believes the plaintiffs'  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                 GREG SCRAGG VS. THE QUIGLEY CORPORATION, ET AL.
               (U.S.D.C, D. COLO. DOCKET NO.: 06- 00061 LTB-CBS)

On November  30, 2005,  an action was brought in the  District  Court of Denver,
Colorado.  The complaint was served on the Company soon  thereafter.  The action alleges the plaintiff  suffered certain losses and injuries as a result of using the Company's  nasal spray product.  The complaint  consists of counts for fraud
and  deceit  (fraudulent  concealment),   negligent  misrepresentation,   strict
liability (failure to warn), and strict product liability (design defect).

A trial date has been set for August 27, 2007.  Discovery  is not yet  complete.
The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the  present  time  this  matter is being  defended  by the  Company  and the
Company's  liability  insurance carrier.  Based upon the information the Company has at this time, it believes the action will not have a material  impact to the
Company. However, at this time no prediction as to the outcome can be made.

                   BONNIE L. HURD. VS. THE QUIGLEY CORPORATION
              (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 06-10055-13-2)

On October 31, 2006,  plaintiff  filed an action in the Court of Common Pleas of
Bucks  County,  Pennsylvania.  The  complaint  was  served on the  Company  soon thereafter.  The  action  alleges  the  plaintiff  suffered  certain  losses and injuries as a result of using the  Company's  nasal spray  product.  Plaintiff's complaint consists of counts for negligence,  strict products liability (failure to warn), strict products liability  (defective  design),  breach of express and implied warranties, and violations under the Pennsylvania Unfair Trade Practices and Consumer Protection Law and other consumer protection statutes.

Discovery is not yet complete.  The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

            CAROLYN HENRY BAYNHAM VS. THE QUIGLEY CORPORATION, ET AL.
                  (U.S.D.C, E.D. TEX. DOCKET NO.: 1:07CV0010)

On January  8, 2007,  plaintiff  filed an action in the United  States  District
Court for the Eastern  District of  Texas-Beaumont  Division.  The complaint was served on the  Company on January 15,  2007.  The action  alleges the  plaintiff suffered  certain  losses and injuries as a result of using the Company's  nasal spray product.  Plaintiff's complaint consists of counts for negligence,  strict products  liability  (failure to warn),  strict  products  liability  (defective design), and breach of express and implied warranties.

Discovery is not yet complete.  The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

                 CAROLYN SUNDERMEIER VS. THE QUIGLEY CORPORATION
             (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 07-01324-26-2)

On February 16, 2007,  plaintiff filed an action in the Court of Common Pleas of
Bucks County, Pennsylvania.  The complaint was served on the Company on February
20, 2007. The action alleges the plaintiff  suffered certain losses and injuries as a result of using the Company's  nasal spray product.  Plaintiff's  complaint consists of counts for negligence,  strict products liability (failure to warn), strict  products  liability  (defective  design),  breach of express and implied warranties,  and violations  under the  Pennsylvania  Unfair Trade Practices and
Consumer Protection Law and other consumer protection statutes.

Discovery is not yet complete.  The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

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

In  connection  with the Utah  actions the Company has sued the Youngs in United
States District Court for the Eastern District of Pennsylvania.  The Company has
alleged   breach  of   contract,   including   but  not  limited  to  breach  of
non-competition  provisions in a consulting agreement between the parties and is seeking unspecified damages and injunctive relief.

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

Thereafter,  Matrix filed a counterclaim  alleging that a contract did exist and that  Innerlight  had breached this  contract.  Both parties then agreed to stay discovery,  concluding  that  discovery was not necessary and both filed motions for summary judgment to resolve the case.

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor,  finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement.  The wording of the final  Order  granting  Innerlight's  motion and  rejecting  Matrix's  claims is currently being exchanged and has yet to be entered by the Court. When the Order is entered by the Court, Matrix has the right to appeal.

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
against The Matrix Group,  LLC in Utah County,  Utah.  The Matrix Group,  LLC is
claiming that according to the terms of the alleged contract, Innerlight has the obligation  to purchase  $28,750,000  of  additional  product from April 6, 2006 through  October  17,  2013 and that The  Matrix  Group,  LLC is  entitled  to a judgment against Innerlight, Inc. for alleged obligations to purchase product in the amount of $744,050  from the period of October 18,  2005  through  April 17,
2006. The United States District Court for the Southern  District of Florida has
stayed the action pending the outcome of the previously  referenced  Utah action between Innerlight Inc. and The Matrix Group, LLC.

The Company  believes that the  plaintiff's  (The Matrix Group,  LLC) claims are without merit and is vigorously  defending  those claims and is prosecuting  its action on its complaint in Utah.  Based upon the  information the Company has at this time, it believes that the plaintiff's actions are without merit.  However, at this time no prediction as to the outcome can be made.

                          TERMINATED LEGAL PROCEEDINGS

            ROBERT CAFFREY AND SUE ANNE CAFFREY, H/W VS. THE QUIGLEY
                               CORPORATION, ET AL.
                 (U.S.D.C., D.N.J. DOCKET NO.: 05-05608-KSH-PS)

On  October  12,  2005,  the  plaintiffs  filed an action  against  The  Quigley
Corporation  (the "Company") in the Superior Court of New Jersey,  Essex County,
which was not served until  November 9, 2005. On November 28, 2005,  the Company removed the case to the United  States  District  Court for the  District of New
Jersey (Newark  Vicinage).  The complaint was amended on July 21, 2006 to add an additional  defendant,  DPT  Laboratories,  Ltd.  The  action  alleges  that the plaintiff  suffered  certain  losses and  injuries as a result of the  Company's nasal spray product.  Among the  allegations  of plaintiffs are strict  products liability,  breach of express  warranties,  violation of New  Jersey's  Consumer
Fraud Act and a loss consortium claim.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

                    DOLORES SMITH VS. THE QUIGLEY CORPORATION
              (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 0503401-18-1)

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

The plaintiff has recently  agreed to dismiss her complaint  with  prejudice and the appropriate court filings are currently being finalized.

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

The case was recently  settled at the direction of the insurance  carrier out of insurance proceeds.

               KEITH J. KOCHIE VS. THE QUIGLEY CORPORATION, ET AL

On August 2, 2005, a complaint was filed in the United States District Court for the Eastern  District of New York. The complaint was served on the Company on or about  September  1, 2005.  The  plaintiff's  complaint  consisted of counts for negligence,  strict product  liability,  breach of express  warranty,  breach of
implied  warranties,   fraudulent  misrepresentation,   fraudulent  concealment,
negligent  misrepresentation,  and fraud and deceit  relating  to the use of the
Company's Cold-Eeze Nasal Spray Product.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

               GARRY KOMINAKIS VS. THE QUIGLEY CORPORATION, ET AL

On December 13, 2005,  an action was brought in the Superior  Court of the State of California (Western Division - Los Angeles).  The complaint was served on the
Company on December 27, 2005. The case was removed to Federal  District Court on
January 25, 2006. The action alleged that the plaintiff  suffered certain losses and  injuries  as a result of using  the  Company's  nasal  spray  product.  The complaint  consisted  of  counts  for  strict  liability  (products  liability), negligence, and breach of implied and express warranties.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

                  PAIGE D. DAVISON VS. THE QUIGLEY CORPORATION

On  February  26,  2004,  the  plaintiff  filed an action  against  The  Quigley
Corporation  (the  "Company"),  which was not served  until  April 5, 2004.  The action  alleged that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's nasal spray product.  Among the allegations of the plaintiff  were that the nasal spray was defective and  unreasonably  dangerous, lacked proper and adequate warnings and/or instructions, and was not fit for the purposes and uses intended.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

                CYNTHIA AARON VS. THE QUIGLEY CORPORATION, ET AL

On March 15,  2005, a complaint  was filed in the  Superior  Court for San Diego
County, California.  This complaint was served on the Company on April 21, 2005.
The plaintiff's  complaint consisted of causes of action sounding in negligence, negligent products liability,  breach of warranty of merchantability,  breach of express  warranty,  strict  products  liability and failure to warn.  The action alleged that the plaintiff  suffered  certain losses and injuries as a result of using the Company's nasal spray product.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

            AXIS SPECIALTY INSURANCE CO. VS. THE QUIGLEY CORPORATION
                          (E.D. PA CIVIL NO. 05-CV-195)

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
April 6, 2004.

The Company filed a counterclaim  requesting a declaration of insurance coverage under the insurance policy referenced above. The litigation  potentially affects the amount of the  Company's  liability  coverage  for the nasal spray  personal injury  litigation  described above. An order dated February 16, 2006 found that
Axis has no obligation to extend coverage for certain product  liability  claims based on  occurrences  prior to April 6, 2004 but does cover  occurrences  after that date  through  November  29,  2006.  The  Company  has  purchased  extended reporting  coverage for claims after April 6, 2004 through November 29, 2006 for occurrences  between April 4, 2004 and November 29, 2005.  The Court granted the
Company's  motion that a "claim" within the meaning of the Axis policy must be a claim for damages for personal injury or property damages.

Based upon the  information the Company has at this time relative to the defense of claims  occurring  before April 6, 2004, the Company  believes the claims are without merit and is fully  defending  those claims through  insurance  counsel.
However, at this time no prediction as to the outcome can be made of these cases and  whether  insurance  coverage  from the  period  prior  to April 6,  2004 is adequate for coverage of all claims.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE CHART

The following  graph reflects a five-year  comparison,  calculated on a dividend reinvested basis, of the cumulative total stockholder return on the Common Stock of the  Company,  a "peer group" index  classified  as drug related  products by
Hemscott Group Ltd.,  ("Hemscott  Group Index") and the NASDAQ Market Index. The
comparisons  utilize an  investment of $100 on December 31, 2001 for the Company and the  comparative  indices,  which then  measure the values for each group at
December 31 of each year presented. There can be no assurance that the Company's stock  performance will continue with the same or similar trends depicted in the following performance graph.

             COMPARISON OF CUMULATIVE TOTAL RETURN OF ONE OR MORE
         COMPANIES, PEER GROUPS, INDUSTRY INDEXES AND/OR BROAD MARKET

 Company/Index/Market    2001    2002     2003    2004    2005    2006
THE QUIGLEY CORPORATION 100.00  239.13   462.61  366.43  600.87  247.39
 HEMSCOTT GROUP INDEX   100.00  100.19   185.17  204.06  162.93  225.23
  NASDAQ MARKET INDEX   100.00   69.75   104.88  113.70  116.19  128.12

MARKET INFORMATION

The Company's Common Stock,  $.0005 par value, is currently traded on The NASDAQ
National  Market  under the  trading  symbol  "QGLY." The price set forth in the following table  represents the high and low bid prices for the Company's Common
Stock.

                                                Common Stock
                                                ------------
                                           2006               2005
                                     --------------     ---------------
                  Quarter Ended       High     Low       High      Low
                  -------------       ----     ---       ----      ---

                  March 31           $15.95   $8.02      $8.85    $7.27

                  June 30            $12.35   $8.19      $9.28    $7.79

                  September 30        $9.50   $7.00     $10.50    $8.41

                  December 31         $7.99   $5.31     $16.94    $7.25

Such quotations  reflect  inter-dealer  prices,  without  mark-up,  mark-down or commission and may not represent actual transactions.

The  Company's   securities  are  traded  on  The  NASDAQ  National  Market  and consequently  stock  prices  are  available  daily as  generated  by The  NASDAQ
National Market established quotation system.

HOLDERS

As of December 31, 2006, there were  approximately  310 holders of record of the
Company's  Common Stock,  including  brokerage firms,  clearing  houses,  and/or depository firms holding the Company's  securities for their respective clients.
The exact number of beneficial  owners of the Company's  securities is not known but exceeds 400.

DIVIDENDS

The Company has not declared,  nor paid, any cash dividends on its Common Stock.
At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

WARRANTS AND OPTIONS

In addition to the Company's outstanding Common Stock, there are, as of December
31, 2006, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share  stated and expire on the date indicated, as follows:

      Description          Number       Exercise Price    Expiration Date
      -----------          ------       --------------    ---------------
      CLASS "G"            550,000         $10.0000       May 5, 2007
      Option Plan          396,500          $9.6800       December 1, 2007
      Option Plan          331,000           $5.125       April 6, 2009
      Option Plan          260,750          $0.8125       December 20, 2010
      Option Plan          277,000          $1.2600       December 10, 2011
      Option Plan          311,250          $5.1900       July 30, 2012
      Option Plan           62,500          $5.4900       December 17, 2012
      Option Plan          404,000          $8.1100       October 29, 2013
      Option Plan          484,000          $9.5000       October 26, 2014
      Option Plan          520,000         $13.8000       December 11, 2015

At December 31, 2006,  there were 3,597,000  unexercised  and vested options and warrants of the Company's Common Stock available for exercise.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION

The following  table sets forth certain  information  regarding stock option and warrant grants made to employees, directors and consultants:

       SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                   Number of
                                                                  Securities
                                                                   Remaining
                                     Number of                   Available for
                                    Securities     Weighted     Future Issuance
                                   to be Issued     Average      Under Equity
                                       Upon        Exercise   Compensation Plans
                                    Exercise of    Price of       (Excluding
                                    Outstanding   Outstanding     Securities
                                     Options &     Options &     Reflected in
          Plan Category              Warrants      Warrants        Column A)
                                       (A)           (B)              (C)
--------------------------------------------------------------------------------

Equity Plans Approved by Security
   Holders (1)                       3,047,000       $7.58         1,198,750
Equity Plans Not Approved by
   Security Holders (2)                550,000      $10.00              --
Total                                3,597,000       $7.95         1,198,750

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

ITEM 6.     SELECTED FINANCIAL DATA

The following  table sets forth the selected  financial  data of the Company for and at the end of the years ended December 31, 2006, 2005, 2004, 2003 and 2002.

The data  presented  below  should  be read in  conjunction  with  "Management's
Discussion and Analysis of Financial Condition and Results of Operation" and the
Company's financial statements and notes thereto appearing elsewhere herein.

(Amounts in thousands, except              Year Ended      Year Ended     Year Ended     Year Ended      Year Ended
   per share data)                        December 31,    December 31,   December 31,   December 31,    December 31,
                                              2006            2005           2004           2003            2002
                                          ------------    ------------   ------------   ------------    ------------
STATEMENT OF INCOME DATA:
Net sales                                   $ 42,125        $ 53,658       $ 43,948       $ 41,499        $ 29,272
Total revenue                               $ 42,125        $ 53,658       $ 43,948       $ 41,499        $ 29,421
Gross profit                                $ 22,878        $ 27,834       $ 20,375       $ 20,011        $ 12,212
Income (loss) - continuing operations       ($ 1,748)       $  3,217       $    453       $    729       ($  5,132)
Loss - discontinued operations (1)                --              --             --      ($     54)      ($  1,322)
Net income (loss)                           ($ 1,748)       $  3,217       $    453       $    675       ($  6,454)

Basic earnings (loss) per share:
       Continuing operations                ($  0.14)       $   0.28       $   0.04       $   0.06       ($   0.47)
       Discontinued operations                    --              --             --             --       ($   0.12)
       Net income (loss)                    ($  0.14)       $   0.28       $   0.04       $   0.06       ($   0.59)
Diluted earnings (loss) per share:
       Continuing operations                ($  0.14)       $   0.24       $   0.03       $   0.05       ($   0.47)
       Discontinued operations                    --              --             --             --       ($   0.12)
       Net income (loss)                    ($  0.14)       $   0.24       $   0.03       $   0.05       ($   0.59)
Weighted average shares outstanding:
       Basic                                  12,245          11,661         11,541         11,467          10,894
       Diluted                                12,245          13,299         14,449         14,910          10,894

                                              As of           As of          As of          As of           As of
                                          December 31,    December 31,   December 31,   December 31,    December 31,
                                              2006            2005           2004           2003            2002
                                          ------------    ------------   ------------   ------------    ------------
BALANCE SHEET DATA:
Working capital                             $ 20,541        $ 20,682       $ 17,853       $ 18,257        $ 16,662
Total assets                                $ 34,845        $ 35,976       $ 31,530       $ 26,270        $ 24,935
Debt                                              --        $  1,464       $  2,893             --              --
Stockholders' equity                        $ 25,529        $ 25,320       $ 21,902       $ 20,787        $ 19,121

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
Pharmaceutical segment.

The  Company's  business  is the  manufacture  and  distribution  of cold remedy products to the consumer through the over-the-counter  marketplace together with the sale of proprietary  health and wellness products through its direct selling subsidiary.  One of the  Company's  key  products in its Cold Remedy  segment is
Cold-Eeze(R),  a zinc  gluconate  glycine  product  proven  in two  double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-Eeze(R)  is an established  product in the health care and
cold  remedy  market.   Effective   October  1,  2004,   the  Company   acquired
substantially all of the assets of JoEl, Inc., the previous  manufacturer of the
Cold-Eeze(R)  lozenge product.  This  manufacturing  entity,  now called Quigley
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

The Cold-Eeze(R)  products reported a decline in sales in 2006 compared to 2005.
This  decline may be the result of less than  expected  incidences  of colds and upper  respiratory  aliments  during 2006;  continued  shifts in our  customers'
buying  patterns  possibly  due  to  their  higher  inventory  levels,  and  the introduction to the market of numerous branded Immume Booster products which may have had the result of Cold-Eeze customers temporarily migrating to these brands in an effort at  prevention  rather than  treating the cold.  During  2006,  the margin of the Cold  Remedy  segment  was  favorably  impacted as a result of the effects of Cold-Eeze(R) now being produced by the  manufacturing  subsidiary and forming  part  of  the  consolidated  results  of  the  Company,  and  also  the discontinuation of the Founders' royalty commission during 2005. However,  these gains were offset by  substantially  lower gross profit  margins on the Contract
Manufacturing  segment's non cold remedy sales and  non-manufacturing  operating costs of the  manufacturing  subsidiary  being  included  in current  operations rather than being  carried as inventory  and cost of sales as was the case prior to October 1, 2004.

The Health and Wellness  segment is operated through Darius  International  Inc.
("Darius"), a wholly owned subsidiary of the Company which was formed in January
2000  to  introduce  new  products  to the  marketplace  through  a  network  of independent distributor representatives. Darius is a direct selling organization specializing  in  proprietary  health and wellness  products.  The  formation of
Darius has provided diversification to the Company in both the method of product distribution  and the broader  range of products  available to the  marketplace, serving as a balance to the seasonal revenue cycles of the Cold-Eeze(R)  branded products.  This segment reported a decline in sales during 2006 primarily due to the reduction in the number of active  independent  distributor  representatives and litigation  with the sponsor of the Company's  product line in this segment,
which  directly  affects  the  segment's  net  sales.   Corrective   action  was
implemented  during 2006 in regard to  expanding  international  markets and the appointment of a new president of the segment.

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
The  Company  continues  to  invest  significantly  with  ongoing  research  and development  activities of this segment.  Of particular interest during 2006 was the  announcement  in November 2006 by the Company that patient  enrollment in a phase IIb multi center clinical study of QR-333 for the treatment of symptomatic
Diabetic Peripheral Neuropathy (DPN) had commenced.

Future revenues,  costs,  margins, and profits will continue to be influenced by the Company's  ability to maintain its  manufacturing  availability and capacity together with its marketing and  distribution  capabilities and the requirements associated  with the  development of Pharma's  potential  prescription  drugs in order to continue to compete on a national and international level. The business development of Darius is dependent on the Company retaining existing independent distributor  representatives  and recruiting  additional active  representatives both  internationally  and within the United States,  continued  conformity with government  regulations,  a reliable  information  technology  system capable of supporting  continued  growth and  continued  reliable  sources  for product and materials to satisfy consumer demand.

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
When providing for the appropriate sales returns, allowances, cash discounts and cooperative  incentive  promotion  costs,  each  segment  applies a uniform  and consistent method for making certain assumptions for estimating these provisions that are applicable to that specific  segment.  Traditionally,  these provisions are  not  material  to net  income  in the  Health  and  Wellness  and  Contract
Manufacturing  segments.  The Ethical  Pharmaceutical  segment does not have any revenues.

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

At  December  31,  2006 and 2005 the  Company  included  reductions  to accounts
receivable   for  sales  returns  and   allowances  of  $534,000  and  $635,000,
respectively,  and  cash  discounts  of  $154,000  and  $178,000,  respectively.
Additionally, current liabilities at December 31, 2006 and 2005 include $861,186 and $1,067,072, respectively for cooperative incentive promotion costs.

The  roll-forward of the sales returns and allowance  reserve ending at December
31 is as follows:

        Account - Sales Returns & Allowances                                        2006            2005
-----------------------------------------------------------------------------   -----------     -----------

Beginning balance                                                               $   634,580     $ 1,109,171
Provision made for future charges relative to sales for each period presented     1,061,640         678,127
Current provision related to discontinuation of Cold-Eeze(R) nasal spray            113,067         183,716
Actual returns & allowances recorded in the current period presented             (1,275,111)     (1,336,434)
                                                                                -----------     -----------
        Ending balance                                                          $   534,176     $   634,580
                                                                                ===========     ===========

The increase in the 2006 provision was principally due to non-routine returns of obsolete product and product mix realignment by certain of our customers.  Also, the Company  applies  specific  limits on product  returns from  customers,  and evaluates return requests from customers relative to the Cold Remedy segment.

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

A one percent deviation for these consolidated  reserve provisions for the years ended December 31, 2006,  2005 and 2004 would affect net sales by  approximately
$483,000,  $599,000 and  $481,000,  respectively.  A one percent  deviation  for cooperative incentive promotions reserve provisions for the years ended December
31,  2006,  2005 and 2004  could  affect  net sales by  approximately  $298,000,
$352,000 and $275,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$113,000 and  $184,000 at December 31, 2006 and December 31, 2005,  respectively in the event of future  product  returns  following the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2006 COMPARED WITH SAME PERIOD 2005

Net sales for 2006 were $42,124,969 compared to $53,658,043 for 2005, reflecting a decrease of 21.5% in 2006.  Revenues,  by segment,  for 2006 were Cold Remedy,
$24,815,850,  Health and  Wellness,  $15,274,940;  and  Contract  Manufacturing,
$2,034,179,  as compared to 2005 when the revenues for each  respective  segment were $29,284,651, $20,473,050 and $3,900,342.

The Cold  Remedy  segment  reported a sales  decrease in 2006 of  $4,468,801  or
15.3%. Sales in 2006 were negatively  impacted by higher than expected inventory levels  being  carried by our  customers  resulting  in a shift in their  buying patterns; lower than expected incidences of colds and upper respiratory ailments which was  reflected in reduced unit  consumption  of the product as measured by
Information  Resources  Incorporated  (IRI)  of 8.5%  in the  twelve  months  to
December  2006.  The sales  performance  of Cold-Eeze in 2006 may also have been influenced by the introduction of six nationally branded Immune Booster products by competitors possibly causing temporary migration to these brands in search of a product to help them avoid  catching  a cold as against  treating a cold.  The
Company is continuing to strongly support  Cold-Eeze as a clinically proven cold remedy through in-store promotion, media advertising and the introduction of new flavors.

The Health and Wellness  segment's net sales  decreased in 2006 by $5,198,110 or
25.4%.  This decrease  reflects a reduction in the number of active  independent distributor  representatives  and  litigation  with the sponsor of the Company's product line in this segment,  which  directly  affects the segment's net sales.
Corrective  action to remediate  this segment was  implemented  in 2006 with the appointment  of a new  president for this segment  knowledgeable  in the network marketing  business  along  with the  Company  investing  in and  expanding  its
Singapore and Taiwan markets.

The Contract  Manufacturing segment refers to the third party sales generated by
QMI.  In addition  to the  manufacture  of the  Cold-Eeze(R)  product,  QMI also manufactures  a variety of hard and  organic  candies  under its own brand names along with other products on a contract manufacturing basis for other customers.
Sales for this  segment  in 2006  decreased  by  $1,866,163  or  47.8%,  largely attributable  to a customer's  discontinuation  of a significant  product during
2006 which was manufactured by QMI.

Cost of sales from  continuing  operations for 2006 as a percentage of net sales was 45.7%, compared to 48.1% for 2005. The cost of sales percentage for the Cold
Remedy  segment  decreased  in 2006 by 0.6%  primarily  due to the impact of the discontinuation of the Company's royalty obligations to the founders in May 2005 and variations in product sales mix. The cost of sales percentage for the Health and  Wellness  segment  decreased  in  2006  by  3.0% due to reduced independent distributor  representatives  commission  costs,  reduced product cost with some offset due to increased costs associated with international sales activity.  The
2006 and 2005  consolidated  cost of sales  were both  favorably  impacted  as a result of the consolidation effects of the manufacturing  facility as it relates to  Cold-Eeze(R).  These  gross  profit  gains of the Cold Remedy  segment  were
mitigated  by  substantially   lower  gross  profit  margins  for  the  Contract
Manufacturing  segment,  which is  significantly  lower than the other operating segments.

Selling,  marketing  and  administrative  expenses  for  2006  were  $21,449,934 compared to  $21,070,307  in 2005.  The  increase in 2006 was  primarily  due to decreased  sales  brokerage  commission  costs of $900,000 due to decreased 2006 sales;  increased  outside  advertising,  marketing  and  promotional  costs  of
$660,000,  payroll  costs  decreased by  $1,500,000,  mainly due to reduced 2006 bonuses;  legal costs  increased  by  $900,000,  insurance  costs  increased  by
$600,000,  2006 included $400,000 in costs related to the  international  direct
selling  business  with  no  comparable  2005  costs.  Selling,   marketing  and
administrative  expenses,  by  segment,  in 2006 were Cold  Remedy  $13,180,620,
Health and Wellness  $5,953,277,  Pharma  $743,465  and  Contract  Manufacturing
$1,572,572,  as  compared  to  2005 of  $13,519,967,  $5,249,296,  $724,394  and
$1,576,650, respectively.

Research and development costs for 2006 and 2005 were $3,820,071 and $3,784,221, respectively.  Principally, the increase in research and development expenditure was the result of increased Pharma study costs of approximately $246,000 in 2006 with offset due to decreased  cold-remedy  related product testing costs in 2006 compared to the prior year.

During 2006,  the  Company's  major  operating  expenses of salaries,  brokerage commissions, promotion, advertising, and legal costs accounted for approximately
$16,086,896  (63.7%) of the total operating expenses of $25,270,005,  a decrease of 4.9% over the 2005 amount of $16,922,587  (68.1%) of total operating expenses of  $24,854,528,  largely the result of  decreased  sales  brokerage  commission costs, increased legal costs and decreased payroll costs in 2006.

Total assets of the Company at December 31, 2006 and 2005 were  $34,845,034  and
$35,975,639,  respectively. Working capital decreased by $140,989 to $20,541,273 at December 31, 2006.  The primary  influences  on working  capital  during 2006 were: the increase in cash balances,  decreased account receivable  balances due to reduced sales,  increased  inventory on hand as a result of sales  shortfall;
increased  accrued  royalties  and sales  commissions  as a result of litigation between the Company and the developer of  Cold-Eeze(R),  the total  repayment of the debt balance,  and decreased  advertising payable balances due to variations in advertising scheduling between years and related seasonal factors.

TWELVE MONTHS ENDED DECEMBER 31, 2005 COMPARED WITH SAME PERIOD 2004

Net  sales  for 2005 were  $53,658,043  compared  to  $43,947,995  for 2004,  an increase  of 22.1% in 2005.  Revenues,  by segment,  for 2005 were Cold  Remedy,
$29,284,651;  Health and  Wellness,  $20,473,050;  and  Contract  Manufacturing,
$3,900,342,  as compared to 2004 when the revenues for each  respective  segment were $22,834,249, $20,361,391 and $752,355.

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

The Contract  Manufacturing  segment  related to third party sales  generated by
QMI.  In addition  to the  manufacture  of the  Cold-Eeze(R)  product,  QMI also manufactures  a variety of hard and  organic  candies  under its own brand names along with other products on a contract manufacturing basis for other customers.
Sales for this  segment  in 2005  increased  by  $3,147,987  as the 2004  period consisted of three months activity.

Cost of sales from  continuing  operations for 2005 as a percentage of net sales was 48.1%, compared to 53.6% for 2004. The cost of sales percentage for the Cold
Remedy  segment  decreased  in 2005 by 6.2%  primarily  due to the impact of the discontinuation  of the nasal spray  product in 2004 and the  conclusion  of the
Company's  royalty  obligations  to the  founders  in May 2005.  The 2004  nasal product discontinuation  negatively impacted net sales by approximately $680,000 and resulted in an additional expense to cost of sales of approximately $672,000 due to obsolete product and materials.  Remaining  variations  between the years were  largely the result of product mix.  The cost of sales  percentage  for the
Health and Wellness  segment  increased in 2005 by 1.6% largely  attributable to costs associated with increased  international  sales activity,  product mix and variations in the independent distributor representative commission cost.

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

MATERIAL COMMITMENTS AND SIGNIFICANT AGREEMENTS

Effective  October 1, 2004,  the  Company  acquired  certain  assets and assumed certain  liabilities of JoEl,  Inc., the sole  manufacturer of the  Cold-Eeze(R)
lozenge  product.  As part of the  acquisition,  the Company entered into a loan obligation in the amount of $3.0 million  payable to PNC Bank, N.A. The loan was collateralized  by  mortgages  on real  property  located  in  each of  Lebanon,
Pennsylvania  and  Elizabethtown,  Pennsylvania  and  was  used to  finance  the majority of the cash  portion of the  purchase  price.  The Company  could elect interest  rate options of either the Prime Rate or LIBOR plus 200 basis  points.
The loan was payable in eighty-four equal monthly principal  payments of $35,714 commencing  November 1, 2004,  and such amounts  payable  were  reflected in the consolidated  balance sheet as current  portion of long-term  debt  amounting to
$428,571 and long term debt  amounting to $1,035,715  at December 31, 2005.  The loan was completely repaid in 2006. During the duration of the loan, The Company was in compliance with all related loan covenants.

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
2007.  However,  the Company and the developer are in litigation and as such, no potential  offset  for these  fees from such  litigation  has been  recorded.  A founder's  commission totaling 5%, on sales collected,  less certain deductions, has been paid to two of the officers of the Company,  who are also directors and stockholders  of the  Company,  and whose  agreements  expired in May 2005.  The expenses for the  respective  periods  relating to such  agreements  amounted to
$1,153,354,  $1,745,748,  and  $2,052,746  for the twelve  months  periods ended
December  31,  2006,  2005 and 2004,  respectively.  Amounts  accrued  for these expenses  at  December  31,  2006  and  2005  were  $3,230,765  and  $2,077,411, respectively.

The Company has an agreement  with the former  owners of the  Utah-based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of net sales collected, for exclusivity, consulting, marketing presentations, confidentiality  and  non-compete  arrangements.  Amounts  expensed  under  such agreement  during 2006,  2005 and 2004 were  $630,723,  $838,607,  and $800,881, respectively. Amounts payable under such agreement at December 31, 2006 and 2005 were $528,990 and $58,597, respectively.

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2006, 2005 and
2004, of $336,914,  $227,701,  and $335,226,  respectively.  The future  minimum lease obligations under these operating leases are approximately $543,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $20,541,273  and $20,682,262 at December 31,
2006 and 2005,  respectively.  Changes  in  working  capital  overall  have been primarily  due to the  following  items:  cash  balances  increased by $871,589;
account receivable balances, net, decreased by $1,322,793 due to decreased sales and effective collection practices;  inventory increased by $362,040 as a result of  decreased  sales and  seasonal  factors,  accrued  advertising  decreased by
$710,155 due to variations  in media  advertising  scheduling  between years and seasonal factors;  accrued royalties and sales commissions increased by $451,048 largely  due to the effects of certain  litigation  in  progress.  Total debt at
December  31,  2005 in the  amount of  $1,464,286,  of which  $428,571  had been classified as current at December 31, 2005, was repaid in full during 2006. This item relates to the loan  liability  following  the  acquisition  of JoEl,  Inc.
effective  October 1, 2004 while the assets  acquired are presented in property, plant and equipment.  Total cash balances at December 31, 2006 were  $17,756,759 compared to $16,885,170 at December 31, 2005.

Management believes that its strategy to establish  Cold-Eeze(R) as a recognized brand name, its broader range of products, its diversified  distribution methods
as  it  relates  to  the  Health  and  Wellness   business   segment,   adequate
manufacturing  capacity,  and growth in international  sales,  together with its current  working  capital,  should provide an internal source of capital to fund the  Company's  business  operations.  The Cold  Remedy and Health and  Wellness segments  contribute  current  expenditure  support in  relation  to the Ethical
Pharmaceutical segment. In addition to anticipated funding from operations,  the
Company  and its  subsidiaries  may in the  short and long  term  raise  capital through the issuance of equity securities to finance  anticipated  growth and to fund future research and development costs of Pharma compounds.

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

CONTRACTUAL OBLIGATIONS

The Company's  future  contractual  obligations  and commitments at December 31,
2006 consist of the following:

                                                              Payment Due by Period
                                                              ---------------------
                                               Less than         1-3           4-5        More than
Contractual Obligations             Total        1 year         years         years        5 years
-----------------------------    ----------    ----------    ----------    ----------    ----------
Operating Lease Obligations      $  551,376    $  248,296    $  303,080            --            --
Purchase Obligations                     --            --            --            --            --
Research and Development          3,220,672     3,220,672            --            --            --
Advertising                       1,815,154     1,815,154            --            --            --
                                 ----------    ----------    ----------    ----------    ----------
Total Contractual Obligations    $5,587,202    $5,284,122    $  303,080            --            --
                                 ==========    ==========    ==========    ==========    ==========

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                      PAGE
                                                                                                ----

Balance Sheets as of December 31, 2006 and 2005                                                 F-1

Statements of Operations for the years ended December 31, 2006, 2005, and 2004                  F-2

Statements of Stockholders' Equity for the years ended December 31, 2006,  2005, and 2004       F-3

Statements of Cash Flows for the years ended December 31, 2006, 2005,  and 2004                 F-4

Notes to Financial Statements                                                                   F-5 to F-27

Responsibility for Financial Statements                                                         F-28

Report of Independent Registered Public Accounting Firm Amper, Politziner & Mattia, P.C.        F-29

                             THE QUIGLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                                    December 31, 2006   December 31, 2005
                                                                                    -----------------   -----------------

CURRENT ASSETS:

          Cash and cash equivalents                                                    $ 17,756,759       $ 16,885,170
          Accounts receivable (net of doubtful accounts of $275,636 and $354,972)         6,557,347          7,880,140
          Inventory                                                                       4,262,104          3,900,064
          Prepaid expenses and other current assets                                       1,217,097          1,582,851
                                                                                       ------------       ------------
              TOTAL CURRENT ASSETS                                                       29,793,307         30,248,225
                                                                                       ------------       ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                       4,838,076          5,585,793
                                                                                       ------------       ------------

OTHER ASSETS                                                                                213,651            141,621
                                                                                       ------------       ------------

TOTAL ASSETS                                                                           $ 34,845,034       $ 35,975,639
                                                                                       ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
          Current portion of long-term debt                                            $         --       $    428,571
          Accounts payable                                                                  885,648            771,819
          Accrued royalties and sales commissions                                         3,752,646          3,301,598
          Accrued advertising                                                             2,150,259          2,860,414
          Other current liabilities                                                       2,463,481          2,203,561
                                                                                       ------------       ------------
               TOTAL CURRENT LIABILITIES                                                  9,252,034          9,565,963
                                                                                       ------------       ------------

LONG-TERM DEBT                                                                                   --          1,035,715

MINORITY INTEREST                                                                            63,563             54,314

STOCKHOLDERS' EQUITY:

          Common stock, $.0005 par value; authorized 50,000,000;
            Issued: 17,330,686 and 16,360,524 shares                                          8,665              8,180
          Additional paid-in-capital                                                     37,362,453         35,404,803
          Retained earnings                                                              13,346,478         15,094,823
          Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost
                                                                                        (25,188,159)       (25,188,159)
                                                                                       ------------       ------------
               TOTAL STOCKHOLDERS' EQUITY                                                25,529,437         25,319,647
                                                                                       ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 34,845,034       $ 35,975,639
                                                                                       ============       ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended         Year Ended         Year Ended
                                              December 31, 2006  December 31, 2005  December 31, 2004
                                              -----------------  -----------------  -----------------

NET SALES                                        $ 42,124,969       $ 53,658,043       $ 43,947,995

COST OF SALES                                      19,246,604         25,824,085         23,573,126
                                                 ------------       ------------       ------------

GROSS PROFIT                                       22,878,365         27,833,958         20,374,869
                                                 ------------       ------------       ------------

OPERATING EXPENSES:
      Sales and marketing                           8,326,197          8,414,065          7,140,365
      Administration                               13,123,737         12,656,242          9,819,948
      Research and development                      3,820,071          3,784,221          3,232,569
                                                 ------------       ------------       ------------
TOTAL OPERATING EXPENSES                           25,270,005         24,854,528         20,192,882
                                                 ------------       ------------       ------------

(LOSS) INCOME  FROM OPERATIONS                     (2,391,640)         2,979,430            181,987
                                                 ------------       ------------       ------------

OTHER INCOME  (EXPENSE)
      Interest income                                 753,538            402,580            104,339
      Interest expense                                (21,644)          (100,326)           (32,250)
      Gain on dividend-in-kind                             --                 --            198,786
                                                 ------------       ------------       ------------
TOTAL OTHER INCOME, NET                               731,894            302,254            270,875
                                                 ------------       ------------       ------------

(LOSS) INCOME  BEFORE TAXES                        (1,659,746)         3,281,684            452,862
                                                 ------------       ------------       ------------

INCOME TAXES                                           88,599             65,000                 --
                                                 ------------       ------------       ------------

NET (LOSS) INCOME                               ($  1,748,345)      $  3,216,684       $    452,862
                                                 ============       ============       ============

(LOSS) EARNINGS  PER COMMON SHARE:

      Basic                                     ($       0.14)      $       0.28       $       0.04
                                                 ============       ============       ============

      Diluted                                   ($       0.14)      $       0.24       $       0.03
                                                 ============       ============       ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                        12,245,073         11,660,561         11,541,012
                                                 ============       ============       ============

      Diluted                                      12,245,073         13,299,162         14,449,334
                                                 ============       ============       ============

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Common                      Additional
                                         Stock         Issued        Paid-in-         Treasury        Retained
                                        Shares         Amount        Capital           Stock          Earnings            Total
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2003             11,503,026    $     8,074      $34,281,449    ($25,188,159)    $11,685,277       $20,786,641
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                                 67,675                                            67,675

Tax benefit allowance                                                    (67,675)
                                                                                                                           (67,675)
Shares issued for net asset
  acquisition, net of registration
  fees                                   113,097             58          895,392                                           895,450

Proceeds from options exercised           23,620             11           26,975                                            26,986

Dividend-in-kind                                                                                        (260,000)         (260,000)

Net Income                                                                                               452,862           452,862
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2004             11,639,743          8,143       35,203,816     (25,188,159)     11,878,139        21,901,939
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                                249,453                                           249,453

Tax benefit allowance                                                   (249,453)
                                                                                                                          (249,453)
Proceeds from options and
  warrants exercised                      74,728             37          200,987                                           201,024

Net Income                                                                                             3,216,684         3,216,684
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2005             11,714,471          8,180       35,404,803     (25,188,159)     15,094,823        25,319,647
                                     ---------------------------------------------------------------------------------------------

Tax benefits from options,
  warrants & common stock                                              2,484,330                                         2,484,330

Tax benefit allowance                                                 (2,484,330)                                       (2,484,330)

Proceeds from options exercised        1,011,155            505        1,957,630                                         1,958,135

Stock Cancellation                       (40,993)           (20)              20                                                --

Net Loss                                                                                              (1,748,345)       (1,748,345)
                                     ---------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 2006             12,684,633    $     8,665      $37,362,453    ($25,188,159)    $13,346,478       $25,529,437
                                     ---------------------------------------------------------------------------------------------

           See accompanying notes to consolidated financial statements

                             THE QUIGLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year Ended         Year Ended         Year Ended
                                                         December 31, 2006  December 31, 2005  December 31, 2004
                                                         -----------------  -----------------  -----------------
OPERATING ACTIVITIES:
Net (loss) income                                           ($ 1,748,345)      $  3,216,684       $    452,862
                                                            ------------       ------------       ------------
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO NET CASH
  PROVIDED BY CONTINUING OPERATIONS:
  Depreciation and amortization                                1,326,920          1,404,107            622,348
  Gain on dividend-in-kind                                            --                 --           (198,786)
  Gain on the sales of fixed assets                                   --             (3,907)                --
  Bad debts provision                                             26,358             98,751             25,289

  (INCREASE) DECREASE IN ASSETS:
       Accounts receivable                                     1,296,435         (1,602,912)         1,460,615
       Inventory                                                (362,040)          (445,382)         1,198,221
       Prepaid expenses and other current assets                 365,754           (896,552)            47,298
       Other assets                                              (69,282)             3,748            (33,611)
  INCREASE (DECREASE) IN LIABILITIES:
       Accounts payable                                          113,829           (206,582)           454,265
       Accrued royalties and sales commissions                   451,048          1,505,517            201,624
       Accrued advertising                                      (710,155)           941,403            564,475
       Other current liabilities                                 266,421            250,614           (134,573)
                                                            ------------       ------------       ------------
                 TOTAL ADJUSTMENTS                             2,705,288          1,048,805          4,207,165
                                                            ------------       ------------       ------------

NET CASH PROVIDED BY  OPERATING
  ACTIVITIES                                                     956,943          4,265,489          4,660,027
                                                            ------------       ------------       ------------

INVESTING ACTIVITIES:
  Capital expenditures                                          (697,479)          (531,213)          (310,139)
  Cost of assets acquired, net of registration fees                   --                 --         (4,295,380)
  Proceeds from the sale of fixed assets                         118,276             12,000                 --
                                                            ------------       ------------       ------------

NET CASH FLOWS USED IN INVESTING
  ACTIVITIES                                                    (579,203)          (519,213)        (4,605,519)
                                                            ------------       ------------       ------------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                  --                 --          3,000,000
  Principal payments on debt                                  (1,464,286)        (1,428,571)          (107,142)
  Stock options and warrants exercised                         1,958,135            201,024             26,986
                                                            ------------       ------------       ------------
NET CASH FLOWS PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                           493,849         (1,227,547)         2,919,844
                                                            ------------       ------------       ------------

NET INCREASE IN CASH                                             871,589          2,518,729          2,974,352

CASH & CASH EQUIVALENTS, BEGINNING OF
  PERIOD                                                      16,885,170         14,366,441         11,392,089
                                                            ------------       ------------       ------------

CASH & CASH EQUIVALENTS,
  END OF PERIOD                                             $ 17,756,759       $ 16,885,170       $ 14,366,441
                                                            ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

     CASH PAID FOR:
        Interest                                            $     21,644       $    100,326       $     32,250
        Taxes                                               $     88,599       $     65,000       $         --
     NON-CASH INVESTING AND FINANCING:
        Common stock issued for net assets acquired         $         --       $         --       $    977,158

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
Certain  prior period  amounts have been  reclassified  to conform with the 2006 presentation.

USE OF ESTIMATES

The Company's  consolidated financial statements are prepared in accordance with generally accepted accounting  principles (GAAP) in the United Sates of America.
In connection with the preparation of the consolidated financial statements, the
Company is required to make  assumptions and estimates about future events,  and apply  judgments  that  affect the  reported  amounts  of  assets,  liabilities, revenue,  expenses and related  disclosures.  These  assumptions,  estimates and judgments are based on historical  experience,  current trends and other factors that management  believes to be relevant at the time the consolidated  financial
statements   are  prepared.   Management   reviews  the   accounting   policies,
assumptions,  estimates  and  judgments  on a  quarterly  basis  to  ensure  the financial  statements are presented fairly and in accordance with GAAP. However, because  future events and their effects  cannot be determined  with  certainty, actual  results  could differ from these  assumptions  and  estimates,  and such differences could be material.

The Company is organized  into four  different  but related  business  segments,
Cold-Remedy,   Health  and   Wellness,   Contract   Manufacturing   and  Ethical
Pharmaceutical.  When providing for the appropriate  sales returns,  allowances, cash discounts and cooperative  incentive  program costs, each segment applies a uniform and  consistent  method for making  certain  assumptions  for estimating these  provisions that are applicable to each specific  segment.  Traditionally, these  provisions  are not  material  to  reported  revenues  in the  Health and
Wellness and  Contract  Manufacturing  segments  and the Ethical  Pharmaceutical segment does not have any revenues.

Provisions to these reserves  within the Cold Remedy segment  include the use of such estimates, which are applied or matched to the current sales for the period presented.  These  estimates  are based on  specific  customer  tracking  and an overall historical  experience to obtain an applicable effective rate. Estimates for sales returns are tracked at the specific  customer  level and are tested on an annual  historical  basis,  and  reviewed  quarterly,  as is the estimate for cooperative  incentive promotion costs. Cash discounts follow the terms of sales and are taken by  virtually  all  customers.  Additionally,  the  monitoring  of current occurrences,  developments by customer,  market conditions and any other occurrences that could affect the expected  provisions for any future returns or allowances, cash discounts and cooperative incentive promotion costs relative to net sales for the period presented are also performed.

CASH EQUIVALENTS

The Company considers all highly liquid  investments with an initial maturity of three  months  or less at the  time of  purchase  to be cash  equivalents.  Cash equivalents  include cash on hand and monies invested in money market funds. The carrying  amount  approximates  the  fair  market  value  due to the  short-term maturity of these investments.

INVENTORIES

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a reserve  for  excess or  obsolete
inventory   of  $430,926  and  $369,508  as  of  December  31,  2006  and  2005,
respectively.  Inventories included raw material, work in progress and packaging amounts of  approximately  $1,077,000  and  $1,340,000  at December 31, 2006 and
December 31, 2005, respectively, with the remainder comprising finished goods.

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

Trade accounts receivable  potentially  subjects the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require
collateral.   The  Company's  broad  range  of  customers  includes  many  large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant  percentage of sales volume,  representing 31% for the year ended  December 31, 2006, 29% for the year ended December 31, 2005, and 27%
for the year ended  December 31,  2004.  Customers  comprising  the five largest accounts receivable  balances  represented 56% and 47% of total trade receivable balances at December  31, 2006 and 2005,  respectively.  During  2006,  2005 and
2004, approximately 9%, 8%, and 7%, respectively, of the Company's revenues were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  59%, 55% and 52% of total  revenues in the twelve month periods ended December 31, 2006, 2005 and 2004,  respectively.  The Health and Wellness segment approximated 36%, 38% and 46%, for the twelve month periods ended December 31, 2006, 2005 and 2004, respectively. The Contract Manufacturing segment  approximated  5%, 7% and 2% for the twelve month periods ended December
31, 2006, 2005 and 2004, respectively.

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

LONG-LIVED ASSETS

The Company  reviews its long-lived  assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable  through future undiscounted cash flows. If it is determined  that an impairment  loss has occurred  based on the expected cash flows  compared  to the  related  asset  value,  an  impairment  loss  would  be recognized in the Statement of Operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $534,176  for future  sales  returns and $429,546 for other allowances  as of December  31, 2006 and  $634,580  and $533,250 at December 31,
2005,  respectively.  The 2006 and 2005  reserve  balances  include a  remaining returns  provision at December  31, 2006 and December 31, 2005 of  approximately
$113,000 and  $184,000,  respectively,  in the event of future  product  returns following  the  discontinuation  of the  Cold-Eeze(R)  Cold  Remedy  Nasal Spray
product  in  September  2004.  The  reserves  also  include an  estimate  of the uncollectability  of accounts  receivable  resulting in a reserve of $275,636 at
December 31, 2006 and $354,972 at December 31, 2005.

COST OF SALES

For the Cold  Remedy  Segment,  in  accordance  with  contract  terms,  payments calculated  based upon net sales collected to the patent holder of the Cold-Eeze formulation and payments to the corporation founders and developers of the final
saleable   Cold-Eeze(R)   product   amounting  to  $1,153,354,   $1,745,748  and
$2,052,746,  respectively,  at December 31, 2006, 2005 and 2004 are presented in the financial statements as cost of sales.

In the Health and Wellness  Segment,  agreements  with  Independent  Distributor
Representatives  ("IR's")  require  payments to them to be calculated based upon net  commissionable  sales of other  IR's in their  down-line  and not on any of their  individual  purchases  of  products  including  not  taking  title to the products  that are sold by other  IR's.  In  accordance  with  EITF  01-9,  such payments to the IR's do not qualify as a reduction of the selling price as these payments are not offered as an  allowance  or as a  percentage  rebate of direct purchases  made,  and  the  IR's  are  not  offered  any  cooperative  incentive promotions  of any type.  Such  payments,  among other  factors,  are related to expand the cycle of additional IR's and for maintaining the distribution channel for this segment's products.

Accordingly, such distribution payments amounting to $6,433,602,  $9,207,613 and
$9,053,612,  respectively,  at December 31, 2006, 2005 and 2004 are presented in the financial statements as cost of sales.

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

The Company used the Black-Scholes  pricing model to determine the fair value of stock  options  granted  during the 2005 and 2004  periods  presented  using the following  assumptions:  expected  life of the  option of 5 years  and  expected forfeiture  rate of 0%;  expected  stock price  volatility of 58.3% for the year ended December 31, 2005,  expected stock price  volatility of 49.8% for the year ended December 31, 2004,  expected  dividend yield of 0% and risk-free  interest rate of 4.46% for the year ended December 31, 2005;  expected  dividend yield of
0% and risk-free interest rate of 3.3% for the year ended December 31, 2004. The impact of applying SFAS No. 123R in this pro forma  disclosure is not indicative of the impact on future  years'  reported  net income as SFAS No.  123R does not apply to stock  options  granted  prior to the beginning of fiscal year 2006 and additional stock options awards may be granted in future years. All options were immediately  vested upon grant.  No options or warrants were granted  during the year ended December 31, 2006.

Prior to  January 1, 2006,  the  Company  applied  Accounting  Principles  Board
Opinion No. 25 ("APB 25") in accounting  for its grants of options to employees.
Under the intrinsic value method  prescribed by APB 25, no compensation  expense relating  to grants to  employees  has been  recorded  by the Company in periods reported.  If  compensation  expense  for awards  made  during  the years  ended
December  31, 2005 and 2004 had been  determined  under the fair value method of
Statement of Financial  Accounting  Standards  (SFAS) No. 123,  "Accounting  for
Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            Year Ended          Year Ended
                                                           December 31,        December 31,
                                                               2005                2004
                                                          -------------       -------------
      Net income
         As reported                                      $   3,216,684       $     452,862

      Add: Stock-based compensation expense included
      in reported net income as determined under the
      intrinsic value method                                         --                  --

      Deduct: Adjustment to stock-based employee
      compensation expense as determined under the
      fair value based method                                (3,884,400)         (2,230,000)

                                                         ----------------------------------
         Pro forma net loss                               ($    667,716)     ($   1,777,138)
                                                         ----------------------------------

      Basic earnings (loss) per share
         As reported                                              $0.28               $0.04
         Pro forma                                               ($0.06)             ($0.15)
      Diluted earnings (loss) per share
         As reported                                              $0.24               $0.03
         Pro forma                                               ($0.05)             ($0.15)

Expense  relating to warrants granted to  non-employees  has been  appropriately recorded in the periods  presented  based on fair  values as  determined  by the
Black Scholes  pricing model  dependent upon the  circumstances  relating to the specific grants.

A total of zero,  520,000,  and 500,000  stock options were granted to employees and non-employees in 2006, 2005 and 2004, respectively.

ADVERTISING AND INCENTIVE PROMOTIONS

Advertising  and  incentive  promotion  costs are expensed  within the period in which  they  are  utilized.  Advertising  and  incentive  promotion  expense  is comprised  of  media  advertising,  presented  as part of  sales  and  marketing expense;  co-operative  incentive promotions,  which is accounted for as part of net sales;  and free  product,  which is accounted for as part of cost of sales.
Advertising and incentive  promotion costs incurred for the years ended December
31,  2006,  2005  and  2004  were   $7,703,426,   $8,688,233,   and  $6,584,600,
respectively. Included in prepaid expenses and other current assets was $258,215 and $96,050 at December 31, 2006 and 2005  relating to prepaid  advertising  and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the  years  ended  December  31,  2006,  2005  and  2004  were
$3,820,071, $3,784,221 and $3,232,569,  respectively.  Principally, research and development  costs are related to Pharma's study activities and costs associated with Cold-Eeze(R).

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
The fair value of past periods'  long-term debt was approximately  equivalent to its carrying value due to the fact that the interest rates then available to the
Company for debt with  similar  terms were  approximately  equal to the interest rates for the Company's debt.  Determination  of the fair value of related party payables is not practicable due to their related party nature.

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

                                                              Year Ended
                                                             December 31,
                                                                 2004
                                                             ------------
                                                              (Unaudited)

      AS REPORTED
          Total Revenue                                      $ 43,947,995
          Income from continuing operations                       452,862
          Income from continuing operations - basic
             earnings per common share                       $       0.04

      PRO FORMA
          Total Revenue                                      $ 45,784,627
          (Loss)/income from continuing operations                (88,368)
          (Loss)/income from continuing operations -
             basic (loss)/earnings per common share         ($       0.01)

NOTE 4 - VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE INTERESTENTITIES("VIE") (FIN 46), which it supersedes. FIN 46R requires the application of either FIN 46 or FIN 46R by "Public  Entities" to all Special
Purpose  Entities  ("SPEs") at the end of the first interim or annual  reporting period  ending after  December 15, 2003.  FIN 46R is  applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual  reporting period ending after
March 15, 2004.  Effective March 31, 2004, the Company adopted FIN 46R for VIE's formed prior to February 1, 2003. The Company has determined that Scandasystems, a related  party,  qualifies as a variable  interest  entity and the Company has consolidated  Scandasystems beginning with the quarter ended March 31, 2004. Due to the  fact  that the  Company  has no  long-term  contractual  commitments  or guarantees,  the  maximum  exposure  to loss is  insignificant.  As a result  of consolidating  the VIE of which the  Company  is the  primary  beneficiary,  the
Company  recognized a minority interest of approximately  $63,563 and $54,314 on the Consolidated  Balance Sheet in 2006 and 2005 which represents the difference between the assets and the liabilities  recorded upon the  consolidation  of the
VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's  Consolidated  Balance Sheet are $64,592 and
$61,844 in 2006 and 2005 of VIE  assets,  representing  all of the assets of the
VIE.  The VIE  assists  the  Company in  acquiring  licenses  and  research  and development activities in certain countries.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:

                                            December 31, 2006  December 31, 2005
                                            -----------------  -----------------

      Land                                     $  538,791         $  538,791
      Buildings and improvements                2,562,052          2,496,536
      Machinery and equipment                   4,951,049          4,935,636
      Computer software                           528,332            520,787
      Furniture and fixtures                      283,583            260,277
                                               ----------         ----------
                                                8,863,807          8,752,027
      Less: Accumulated  depreciation           4,025,731          3,166,234
                                               ----------         ----------
      Property, Plant and Equipment, net       $4,838,076         $5,585,793
                                               ==========         ==========

Depreciation  expense for the years ended  December 31, 2006,  2005 and 2004 was
$1,326,920,  $1,404,107,  and  $622,348,  respectively.  During  the year  ended
December  31,  2006,  the Company  retired  equipment  with an original  cost of approximately $585,699 and accumulated depreciation of approximately $467,423.

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
2007. However,  the Company and the developer are in litigation (see Note 9) and as such no  potential  offset  for  these  fees from  such  litigation  has been recorded. A founder's  commission totaling 5%, on sales collected,  less certain deductions,  has been paid to two of the  officers,  who are also  directors and stockholders  of the Company,  and whose  agreements  expired in 2005, (see Note
15).

The expenses for the respective periods relating to such agreements  amounted to
$1,153,354,  $1,745,748 and  $2,052,746,  for the years ended December 31, 2006,
2005 and 2004, respectively.  Amounts accrued for these expenses at December 31,
2006 and 2005 were  $3,230,765  and  $2,077,411,  respectively,  all non related party balances..

Amounts  included  in accrued  royalties  and sales  commissions  in the balance sheets at December 31, 2006 and 2005, are all non related party balances.

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

NOTE 8 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $234,208  and  $923,411  related to accrued compensation at December 31, 2006 and 2005, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the years ended December 31, 2006, 2005 and
2004,  of  $336,914,  $227,701,  and  $335,226,  respectively.  The  Company has approximate future obligations over the next five years as follows:

                   Research and        Property and
      Year          Development        Other Leases        Advertising            Other           Total
      ----------------------------------------------------------------------------------------------------
      2007           $3,220,672          $248,296           $1,815,154               --         $5,284,122
      2008                   --           194,592                   --               --            194,592
      2009                   --           108,488                   --               --            108,488
      2010                   --                --                   --               --                 --
      2011                   --                --                   --               --                 --
      ----------------------------------------------------------------------------------------------------
      Total          $3,220,672          $551,376           $1,815,154               --         $5,587,202
      ----------------------------------------------------------------------------------------------------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2007.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing and selling company, whereby they receive payments, currently totaling
5% of net  sales  collected,  for  product  exclusivity,  consulting,  marketing presentations,  confidentiality  and non-compete  arrangements.  Amounts paid or payable under such agreement during the twelve months periods ended December 31,
2006, 2005 and 2004 were $630,723, $838,607 and $800,881, respectively.  Amounts payable  under such  agreement  at December  31, 2006 and December 31, 2005 were
$528,990 and $58,597, respectively.

The Company has several licensing and other contractual agreements, see Note 6.

              TESAURO AND ELEY, ET AL. VS. THE QUIGLEY CORPORATION
                  (CCP OF PHILA., AUGUST TERM 2000, NO. 001011)

In September,  2000, the Company was sued by two individuals  (Jason Tesauro and
Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of  "similarly  situated  individuals,"  in the Court of Common  Pleas of
Philadelphia  County,  Pennsylvania.  The  Complaint  further  alleges  that the plaintiffs  purchased  certain  Cold-Eeze  products  between  August,  1996, and
November, 1999, based upon cable television,  radio and internet advertisements, which  allegedly  misrepresented  the  qualities  and benefits of the  Company's products. The Complaint, as pleaded originally,  requested an unspecified amount of damages for violations of Pennsylvania's  consumer  protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action. In October, 2000, the Company filed  Preliminary  Objections to the Complaint seeking dismissal of
the  action.   The  court  sustained  certain   objections,   thereby  narrowing
plaintiffs' claims.

In May 2001,  plaintiffs  filed a motion to  certify  the  putative  class.  The
Company  opposed  the motion.  In  November,  2001,  the court held a hearing on plaintiffs' motion for class certification.  In January,  2002, the court denied in part and granted in part  plaintiffs'  motion.  The court denied  plaintiffs'
motion to  certify a class  based on  plaintiffs'  claims  under  Pennsylvania's
consumer   protection  law,  under  which  plaintiffs   sought  treble  damages,
effectively  dismissing  this cause of action;  however,  the court  certified a class  based on  plaintiffs'  secondary  breach of implied  warranty  and unjust enrichment claims. In August, 2002, the court issued an order adopting a form of
Notice of Class Action to be published  nationally.  The form of Notice approved by the court included a provision  which limits the potential  class members who may  potentially  recover  damages in this action to those persons who present a proof of purchase of Cold-Eeze during the period August 1996 and November 1999.

Afterward,  a series of pre-trial  motions were filed raising issues  concerning trial  evidence  and the court's  jurisdiction  over the  subject  matter of the action. In March, 2005, the court held oral argument on these motions.

On  November  8, 2006,  the Court  entered an Order  dismissing  the case in its entirety  on the basis  that the  action  was  preempted  by  federal  law.  The plaintiffs  appealed  the Court's  decision in  December,  2006.  Presently,  no scheduling order has been entered by the appellate court,  which presumably will hear argument later this year.

For the reasons stated by the Court in dismissing the case, as well as for other reasons,  the Company  believes  that  plaintiffs'  case on appeal  lacks merit;
however, no prediction as to the outcome of the appeal can be made.

               THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL
                          (BUCKS CO. CCP, NO. 04-07776)

In this action,  which was  commenced in November  2004,  the Company is seeking declaratory and injunctive  relief against John C. Godfrey,  Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting  injunctive relief regarding the
Cold-Eeze trade name and trademark;  injunctive relief relating to the Cold-Eeze formulations and manufacturing methods; injunctive relief for breach of the duty
of  loyalty,   and  declaratory   judgment  pending  the  Company's  payment  of
commissions  to  defendants.  The Company's  Complaint is based in part upon the
Exclusive Representation and Distribution Agreement and the Consulting Agreement
(together the "Agreements") entered into between the defendants and the Company.
The Company  terminated  the  Agreements for the  defendants'  alleged  material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims  against the Company seeking remedies  relative to the Agreements.
The Company believes that the defendants' counterclaims are without merit and is vigorously  defending those  counterclaims  and is prosecuting its action on its complaint.  The deposition phase of pre-trial discovery is about to commence. At this time no prediction as to the outcome of this action can be made.

          DARIUS INTERNATIONAL INC., ET AL. VS. ROBERT O. YOUNG ET AL.
                 (FEDERAL DISTRICT COURT - EASTERN DISTRICT, PA)

In this action, the Company seeks injunctive relief and monetary damages against two individuals for violation of a  non-competition  agreement  between a wholly owned subsidiary of the Company,  Innerlight,  Inc., and the defendants, each of whom are also under agreement to serve as consulting to the Company.

In late November,  2005, the Company  learned that the defendants had launched a line of nutritional  supplement products that competed with Innerlight products.
Defendants promoted their line of products by a website,  among other means. The
Company moved for a temporary  restraining  order against the defendants,  which the court denied; however, the court ordered expedited discovery and scheduled a preliminary  injunction  hearing.  Before the hearing,  the Company  amended its complaint to add counts  against  defendants for unfair  competition,  trademark infringement and other causes, which the court allowed. In response,  defendants initially  moved to dismiss the case.  The court  denied the motion.  Defendants answered the  complaint and asserted nine  counterclaims,  including:  breach of contract;  breach of covenant of good faith and fair dealing; unjust enrichment;
conversion; common law trademark infringement; common law violation of the right to publicity;  violation of abuse of personal identity act;  injunctive  relief;
and declaratory relief.

After the preliminary  injunction  hearing,  held in January,  2006, the parties briefed the court on the significance of the hearing evidence in relation to the parties'  respective  claims. On February 17, 2006, the court held oral argument on the motion for preliminary injunction.

On April  20,  2006,  the  Court  entered  an Order  enjoining  defendants  from competing  against the  Company.  Thereafter,  the parties  engaged in pre-trial discovery.

A trial on the merits of the case was held  before  the  Court,  without a jury, during  November  2006.  Following  the  presentation  of evidence,  the Company renewed its claim for a permanent  injunction and monetary  damages  against the defendants. Based upon the evidence presented at trial, the Company believes the counterclaim actions are without merit.

The  Court  has not  entered  its  ruling  at this  point,  and at this  time no
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
Quigley Corporation was added as an additional  defendant without notice to this case. The main defendant in the case is Caribbean Pacific Natural Products, Inc.
in which The Quigley  Corporation  formerly held stock.  On January 22, 2003 all shares of The Quigley Corporation stock were sold to Suncoast Naturals,  Inc. in return for stock of Suncoast  Naturals,  Inc. At the time of the  accident,  The
Quigley  Corporation  had no  ownership  interest in Caribbean  Pacific  Natural
Products, Inc.

The Corporation  believes that the  plaintiffs'  claims are without merit and is vigorously  defending  this  action.  At the  present  time this matter is being defended by the Company's liability insurance carrier and a motion to dismiss is pending  before  the  Federal  District  in  Honolulu,  Hawaii.

At this time no prediction as to the outcome can be made.

                 NICODROPS, INC. VS. QUIGLEY MANUFACTURING, INC.

On January 30, 2006, Quigley Manufacturing,  Inc., a wholly-owned  subsidiary of
The  Quigley  Corporation,  was put on  notice  of a claim  by  Nicodrops,  Inc.
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

     THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST
                     UNION INSURANCE SERVICES AGENCY, INC.

The Quigley Corporation  instituted a Writ of Summons against Wachovia Insurance
Services,  Inc. and First Union Insurance  Services Agency,  Inc. on December 8,
2005. The purpose of this suit was to maintain an action and toll the statute of limitation  against The  Quigley  Corporation's  insurance  broker who failed to place excess  limits  coverage for the Company for the period from  November 29,
2003  until  April 6,  2004.  As a result of the  defendant's  failure  to place insurance and to notify Quigley of its actions,  certain pending actions covered by  Quigley's  underlying  insurance  at the present time many result in certain cases presently being defended by insurance counsel and the underlying insurance carrier  to cause an  exhaustion  of the  underlying  insurance  for the  policy periods  ending  November 29, 2004 and  November 29, 2005.  Any case in which an alleged action arose by the use of Cold-Eeze  Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

The Company's claim against Wachovia  Insurance  Services,  Inc. and First Union
Insurance  Services Agency,  Inc. is for negligence and for equitable  insurance for these  claims in the event  that  Quigley's  underlying  policy  limits  are exhausted.  As of the date of this letter there is no  exhaustion  of underlying coverage and the action  against  Wachovia  Insurance  Services,  Inc. and First
Union Insurance  Services  Agency,  Inc. cannot be prosecuted until such time as actual damages can be measured.  At this time no prediction as to the outcome of the cases covered by insurance  can be made and no prediction  can be made as to the outcome of any action against Wachovia  Insurance  Services,  Inc. and First
Union Insurance Services Agency, Inc.

     MONIQUE FONTENOT DOYLE VS. THE QUIGLEY CORPORATION (U.S.D.C., W.D. LA.
                             DOCKET NO.: 6:06CV1497)

On August 31, 2006,  the  plaintiff  filed an action  against the Company in the
United   States   District   Court  for  the  Western   District  of   Louisiana
(Lafayette-Opelousas  Division).  The  action  alleges  the  plaintiff  suffered certain  losses and injuries as a result of the Company's  nasal spray  product.
Among the allegations of plaintiff are breach of express  warranties and damages pursuant to the Louisiana products liability act.

A trial date has been set for January 7, 2008.  Discovery  is not yet  complete.
The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

           ZANG ANGELFIRE, TRACEY ARVIN, RAYMOND BELL, JEFFREY BROWN,
              SHANE HOHNSTEIN, TAMMY LAURENT, KRISTI MARTIN, LARRY
            RICHARDSON, LARRY RIGSBY, BARBARA SEOANE, DONNA SMALLEY,
             MARJORIE VAN BENTHEM AND JOHN WILLIAMS VS. THE QUIGLEY
                                   CORPORATION
             (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 2004-07364-27-2)

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against the Company.  The  complaint was amended  on March 11,  2005 to add an  additional  eight (8)  plaintiffs  in the action. Subsequently, two plaintiffs dismissed their suit, leaving thirteen (13)
plaintiffs remaining.  The action alleges the plaintiffs suffered certain losses and  injuries  as a result of using  the  Company's  nasal  spray  product.  The plaintiffs  claim  the  Company  is  liable  to  them  based  on  the  following
allegations:   negligence,  strict  products  liability  (failure  to  warn  and defective design), breach of express warranty,  breach of implied warrant, and a violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law
and other consumer protection statutes.

A trial date has been set for September 24, 2007. Discovery is not yet complete.
The Company is  vigorously  defending  this lawsuit and believes that the action lacks merit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

       HOWARD POLSKI AND SHERYL POLSKI VS. THE QUIGLEY CORPORATION, ET AL.
                (U.S.D.C., D. MINN. DOCKET NO.: 04-4199 PJS/JJG)

On August  12,  2004,  plaintiffs  filed an action  against  the  Company in the
District  Court for  Hennepin  County,  Minnesota,  which was not  served  until
September 2, 2004.  On September 17, 2004,  the Company  removed the case to the
United States  District Court for the District of Minnesota.  The action alleges that  plaintiffs  suffered  certain  losses  and  injuries  as a  result  of the
Company's  nasal  spray  product.   Among  the  allegations  of  plaintiffs  are
negligence,  products liability,  breach of express and implied warranties,  and breach of the Minnesota Consumer Fraud Statute.

The Company believes the plaintiffs'  claims are without merit and is vigorously defending this lawsuit.

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

            DOMINIC DOMINIJANNI, SONJA FORSBERG-WILLIAMS, VINT PAYNE,
         MURRAY LOU ROGERS, AND RANDY STOVER VS. THE QUIGLEY CORPORATION
               (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 060013427-1;
                CONSOLIDATED UNDER DOCKET NO.: 2004-07364-27-2)

On January 6, 2006,  five (5) plaintiffs  filed an action in the Court of Common
Pleas of Bucks County, Pennsylvania, against the Company. The action alleges the plaintiffs  suffered  certain  losses  and  injuries  as a result  of using  the
Company's  nasal  spray  product.  The  complaint  was served on the  Company on
January 31,  2006.  Plaintiffs'  complaint  consists  of counts for  negligence,
strict  products  liability   (failure  to  warn),   strict  products  liability
(defective  design),  breach of express and implied  warranties,  and violations under the  Pennsylvania  Unfair Trade Practices and Consumer  Protection Law and
other consumer protection statutes.

Discovery is not yet complete.  The Company believes the plaintiffs'  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

            GREG SCRAGG VS. THE QUIGLEY CORPORATION, ET AL. (U.S.D.C,
                     D. COLO. DOCKET NO.: 06- 00061 LTB-CBS)

On November  30, 2005,  an action was brought in the  District  Court of Denver,
Colorado.  The complaint was served on the Company soon  thereafter.  The action alleges the plaintiff  suffered certain losses and injuries as a result of using the Company's  nasal spray product.  The complaint  consists of counts for fraud
and  deceit  (fraudulent  concealment),   negligent  misrepresentation,   strict
liability (failure to warn), and strict product liability (design defect).

A trial date has been set for August 27, 2007.  Discovery  is not yet  complete.
The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the  present  time  this  matter is being  defended  by the  Company  and the
Company's  liability  insurance carrier.  Based upon the information the Company has at this time, it believes the action will not have a material  impact to the
Company. However, at this time no prediction as to the outcome can be made.

                   BONNIE L. HURD. VS. THE QUIGLEY CORPORATION
              (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 06-10055-13-2)

On October 31, 2006,  plaintiff  filed an action in the Court of Common Pleas of
Bucks  County,  Pennsylvania.  The  complaint  was  served on the  Company  soon thereafter.  The  action  alleges  the  plaintiff  suffered  certain  losses and injuries as a result of using the  Company's  nasal spray  product.  Plaintiff's complaint consists of counts for negligence,  strict products liability (failure to warn), strict products liability  (defective  design),  breach of express and implied warranties, and violations under the Pennsylvania Unfair Trade Practices and Consumer Protection Law and other consumer protection statutes.

Discovery is not yet complete.  The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

  CAROLYN HENRY BAYNHAM VS. THE QUIGLEY CORPORATION, ET AL. (U.S.D.C, E.D. TEX.
                             DOCKET NO.: 1:07CV0010)

On January  8, 2007,  plaintiff  filed an action in the United  States  District
Court for the Eastern  District of  Texas-Beaumont  Division.  The complaint was served on the  Company on January 15,  2007.  The action  alleges the  plaintiff suffered  certain  losses and injuries as a result of using the Company's  nasal spray product.  Plaintiff's complaint consists of counts for negligence,  strict products  liability  (failure to warn),  strict  products  liability  (defective design), and breach of express and implied warranties.

Discovery is not yet complete.  The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  Based upon the information the Company has at this time, it believes the action will not have a material impact to the Company.  However, at this time no prediction as to the outcome can be made.

          CAROLYN SUNDERMEIER VS. THE QUIGLEY CORPORATION (PA. C.C.P.,
                    BUCKS COUNTY, DOCKET NO.: 07-01324-26-2)

On February 16, 2007,  plaintiff filed an action in the Court of Common Pleas of
Bucks County, Pennsylvania.  The complaint was served on the Company on February
20, 2007. The action alleges the plaintiff  suffered certain losses and injuries as a result of using the Company's  nasal spray product.  Plaintiff's  complaint consists of counts for negligence,  strict products liability (failure to warn), strict  products  liability  (defective  design),  breach of express and implied warranties,  and violations  under the  Pennsylvania  Unfair Trade Practices and
Consumer Protection Law and other consumer protection statutes.

Discovery is not yet complete.  The Company believes the plaintiff's  claims are without merit and is vigorously defending this lawsuit.

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

In  connection  with the Utah  actions the Company has sued the Youngs in United
States District Court for the Eastern District of Pennsylvania.  The Company has
alleged   breach  of   contract,   including   but  not  limited  to  breach  of
non-competition  provisions in a consulting agreement between the parties and is seeking unspecified damages and injunctive relief.

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

Thereafter,  Matrix filed a counterclaim  alleging that a contract did exist and that  Innerlight  had breached this  contract.  Both parties then agreed to stay discovery,  concluding  that  discovery was not necessary and both filed motions for summary judgment to resolve the case.

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor,  finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement.  The wording of the final  Order  granting  Innerlight's  motion and  rejecting  Matrix's  claims is currently being exchanged and has yet to be entered by the Court. When the Order is entered by the Court, Matrix has the right to appeal.

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
against The Matrix Group,  LLC in Utah County,  Utah.  The Matrix Group,  LLC is
claiming that according to the terms of the alleged contract, Innerlight has the obligation  to purchase  $28,750,000  of  additional  product from April 6, 2006 through  October  17,  2013 and that The  Matrix  Group,  LLC is  entitled  to a judgment against Innerlight, Inc. for alleged obligations to purchase product in the amount of $744,050  from the period of October 18,  2005  through  April 17,
2006. The United States District Court for the Southern  District of Florida has
stayed the action pending the outcome of the previously  referenced  Utah action between Innerlight Inc. and The Matrix Group, LLC.

The Company  believes that the  plaintiff's  (The Matrix Group,  LLC) claims are without merit and is vigorously  defending  those claims and is prosecuting  its action on its complaint in Utah.  Based upon the  information the Company has at this time, it believes that the plaintiff's actions are without merit.  However, at this time no prediction as to the outcome can be made.

                          TERMINATED LEGAL PROCEEDINGS

            ROBERT CAFFREY AND SUE ANNE CAFFREY, H/W VS. THE QUIGLEY
                                 CORPORATION, ET
                                       AL.
                 (U.S.D.C., D.N.J. DOCKET NO.: 05-05608-KSH-PS)

On  October  12,  2005,  the  plaintiffs  filed an action  against  The  Quigley
Corporation  (the "Company") in the Superior Court of New Jersey,  Essex County,
which was not served until  November 9, 2005. On November 28, 2005,  the Company removed the case to the United  States  District  Court for the  District of New
Jersey (Newark  Vicinage).  The complaint was amended on July 21, 2006 to add an additional  defendant,  DPT  Laboratories,  Ltd.  The  action  alleges  that the plaintiff  suffered  certain  losses and  injuries as a result of the  Company's nasal spray product.  Among the  allegations  of plaintiffs are strict  products liability,  breach of express  warranties,  violation of New  Jersey's  Consumer
Fraud Act and a loss consortium claim.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

                    DOLORES SMITH VS. THE QUIGLEY CORPORATION
              (PA. C.C.P., BUCKS COUNTY, DOCKET NO.: 0503401-18-1)

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

The plaintiff has recently  agreed to dismiss her complaint  with  prejudice and the appropriate court filings are currently being finalized.

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

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

               KEITH J. KOCHIE VS. THE QUIGLEY CORPORATION, ET AL

On August 2, 2005, a complaint was filed in the United States District Court for the Eastern  District of New York. The complaint was served on the Company on or about  September 1, 2005. The  plaintiff's  complaint  consisted  of  counts for negligence,  strict product  liability,  breach of express  warranty,  breach of
implied  warranties,   fraudulent  misrepresentation,   fraudulent  concealment,
negligent  misrepresentation,  and fraud and deceit  relating  to the use of the
Company's Cold-Eeze Nasal Spray Product.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

               GARRY KOMINAKIS VS. THE QUIGLEY CORPORATION, ET AL

On December 13, 2005,  an action was brought in the Superior  Court of the State of California (Western Division - Los Angeles).  The complaint was served on the
Company on December 27, 2005. The case was removed to Federal  District Court on
January 25, 2006. The action alleged that the plaintiff  suffered certain losses and  injuries  as a result of using  the  Company's  nasal  spray  product.  The complaint  consisted  of  counts  for  strict  liability  (products  liability), negligence, and breach of implied and express warranties.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

                  PAIGE D. DAVISON VS. THE QUIGLEY CORPORATION

On  February  26,  2004,  the  plaintiff  filed an action  against  The  Quigley
Corporation  (the  "Company"),  which was not served  until  April 5, 2004.  The action  alleged that the  plaintiff  suffered  certain  losses and injuries as a result of using the Company's nasal spray product.  Among the allegations of the plaintiff  were that the nasal spray was defective and  unreasonably  dangerous, lacked proper and adequate warnings and/or instructions, and was not fit for the purposes and uses intended.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

                CYNTHIA AARON VS. THE QUIGLEY CORPORATION, ET AL

On March 15,  2005, a complaint  was filed in the  Superior  Court for San Diego
County, California.  This complaint was served on the Company on April 21, 2005.
The plaintiff's  complaint consisted of causes of action sounding in negligence, negligent products liability,  breach of warranty of merchantability,  breach of express  warranty,  strict  products  liability and failure to warn.  The action alleged that the plaintiff  suffered  certain losses and injuries as a result of using the Company's nasal spray product.

This case was recently settled at the direction of the insurance  carrier out of insurance proceeds.

            AXIS SPECIALTY INSURANCE CO. VS. THE QUIGLEY CORPORATION
                          (E.D. PA CIVIL NO. 05-CV-195)

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
April 6, 2004.

The Company filed a counterclaim  requesting a declaration of insurance coverage under the insurance policy referenced above. The litigation  potentially affects the amount of the  Company's  liability  coverage  for the nasal spray  personal injury  litigation  described above. An order dated February 16, 2006 found that
Axis has no obligation to extend coverage for certain product  liability  claims based on  occurrences  prior to April 6, 2004 but does cover  occurrences  after that date  through  November  29,  2006.  The  Company  has  purchased  extended reporting  coverage for claims after April 6, 2004 through November 29, 2006 for occurrences  between April 4, 2004 and November 29, 2005.  The Court granted the
Company's  motion that a "claim" within the meaning of the Axis policy must be a claim for damages for personal injury or property damages.

Based upon the  information the Company has at this time relative to the defense of claims  occurring  before April 6, 2004, the Company  believes the claims are without merit and is fully  defending  those claims through  insurance  counsel.
However, at this time no prediction as to the outcome can be made of these cases and  whether  insurance  coverage  from the  period  prior  to April 6,  2004 is adequate for coverage of all claims.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
December  31,  2005,  4,159,191  shares  have  been  repurchased  at a  cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2004 to 2006.

In July 2004,  the Company  announced that its Board of Directors had approved a distribution-in-kind  to its  stockholders  of  approximately  500,000 shares of common  stock  of  Suncoast  Naturals,  Inc. (OTCBB: SNTL),  which  it  acquired through a sale of the Company's 60% equity interest in Caribbean Pacific Natural
Products, Inc. These shares were distributed on the basis of approximately .0434 shares of Suncoast  common  stock for each share of the  Company's  common stock owned of record on September 1, 2004, with fractional  shares paid in cash. As a result of the Company's  dividend-in-kind  to  stockholders  and the issuance of
499,282  shares of common  stock of Suncoast  in  September  2004,  representing approximately  two-thirds of its common stock ownership,  the remaining  250,718 shares,  owned by the  Company are valued at $26,455 and such amount is included in Other Assets in the  Consolidated  Balance  Sheet at December 31, 2006.  This
transaction  was  completed in September  2004  resulting in a  dividend-in-kind
distribution  of  $260,000  which   represents  the  fair  value  of  the  asset
transferred  and is reflected as a reduction of retained  earnings and a related gain on the dividend of stock of $198,786 which is reflected on the Statement of
Operations.  On October 1, 2004, the Company issued 113,097 shares of its common stock to the  stockholders  of JoEL,  Inc., in order to satisfy the common stock component of acquiring certain assets and assuming certain  liabilities of JoEl,
Inc. (see Note 3)

NOTE 11 - STOCK COMPENSATION

Stock  options for purchase of the  Company's  common stock have been granted to both  employees  and  non-employees.  Options  are  exercisable  during a period determined  by the  Company,  but in no event later than ten years from the date granted.

On December  2, 1997,  the  Company's  Board of  Directors  approved a new Stock
Option Plan ("Plan")  which was amended in 2005 and provides for the granting of up to four  million  five  hundred  thousand  shares of which  1,198,750  remain available for grant at December 31, 2006. Under this Plan, the Company may grant options  to  employees,  officers  or  directors  of  the  Company  at  variable percentages  of the  market  value of stock at the date of grant.  No  incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders  approved the
Plan in 1998. A total of zero,  520,000 and 500,000  options were granted  under this Plan during the years ended December 31, 2006, 2005 and 2004, respectively.

A summary of the status of the Company's  stock options and warrants  granted to both  employees  and  non-employees  as of December 31, 2006,  2005 and 2004 and changes during the years then ended is presented below:

YEAR ENDED DECEMBER 31, 2006:

                                                 Employees                 Non-Employees                     Total
                                        ------------------------       ---------------------        ---------------------
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                      Average
                                           Shares       Exercise       Shares       Exercise        Shares       Exercise
                                           (,000)         Price        (,000)         Price         (,000)         Price
                                        ---------------------------------------------------------------------------------
Options/warrants outstanding                4,099         $6.28          525          $9.42          4,624         $6.64
  at beginning of period
Additions/deductions:
  Granted                                      --            --           --             --             --            --
  Exercised                                 1,012          1.94           --             --          1,012          1.94
  Cancelled                                    15          7.24           --             --             15          7.24
                                        ---------------------------------------------------------------------------------
Options/warrants outstanding
  at end of period                          3,072         $7.71          525          $9.42          3,597         $7.96
                                        ---------------------------------------------------------------------------------
Options/warrants exercisable
  at end of period                          3,072                        525                         3,597
                                        =================================================================================

Weighted average fair value of                 --            --           --             --             --            --
  grants for the year

Price range of  options/warrants:
  Exercised                             $1.75 - $ 9.50                    -                      $1.75 - $ 9.50
  Outstanding                           $0.81 - $13.80             $0.81  -  $13.80              $0.81 - $13.80
  Exercisable                           $0.81 - $13.80             $0.81  -  $13.80              $0.81 - $13.80

YEAR ENDED DECEMBER 31, 2005:

                                                 Employees                 Non-Employees                     Total
                                        ------------------------       ---------------------        ---------------------
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                      Average
                                           Shares       Exercise       Shares       Exercise        Shares       Exercise
                                           (,000)         Price        (,000)         Price         (,000)         Price
                                        ---------------------------------------------------------------------------------
Options/warrants outstanding                3,880         $5.35          445          $8.64          4,325         $5.68
   at  beginning of period
Additions/deductions:
  Granted                                     440         13.80           80          13.80            520         13.80
  Exercised                                   112          4.87           --             --            112          4.87
  Cancelled                                   109          4.80           --             --            109          4.80
                                        ---------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                         4,099         $6.28          525          $9.42          4,624         $6.64
                                        ---------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                         4,099                        525                         4,624
                                        =================================================================================

Weighted average fair value of                            $7.47                       $7.47                        $7.47
   grants for the year

Price range of options/warrants:
   Exercised                            $0.81 - $ 9.50                    -                      $0.81 - $ 9.50
   Outstanding                          $0.81 - $13.80             $0.81  -  $13.80              $0.81 - $13.80
   Exercisable                          $0.81 - $13.80             $0.81  -  $13.80              $0.81 - $13.80

YEAR ENDED DECEMBER 31, 2004:

                                                 Employees                 Non-Employees                     Total
                                        ------------------------       ---------------------        ---------------------
                                                        Weighted                    Weighted                     Weighted
                                                         Average                     Average                      Average
                                           Shares       Exercise       Shares       Exercise        Shares       Exercise
                                           (,000)         Price        (,000)         Price         (,000)         Price
                                        ---------------------------------------------------------------------------------
Options/warrants outstanding                3,486         $4.82        1,115          $9.38          4,601         $5.92
   at beginning of period
Additions/deductions:
  Granted                                     420          9.50           80           9.50            500          9.50
  Exercised                                    26          1.98           --             --             26          1.98
  Cancelled                                    --            --          750           9.83            750          9.83
                                        ---------------------------------------------------------------------------------
Options/warrants outstanding
   at end of period                         3,880         $5.35          445          $8.64          4,325         $5.68
                                        ---------------------------------------------------------------------------------
Options/warrants exercisable
   at end of period                         3,880                        445                         4,325
                                        =================================================================================

Weighted average fair value of                            $4.46                       $4.46                        $4.46
   grants for the year

Price range of options/warrants:
   Exercised                            $0.81 - $ 5.19                    -                       $0.81 - $ 5.19
   Outstanding                          $0.81 - $10.00              $0.81 -  $10.00               $0.81 - $10.00
   Exercisable                          $0.81 - $10.00              $0.81 -  $10.00               $0.81 - $10.00

The following table summarizes  information about stock options  outstanding and stock options  exercisable,  as granted to both employees and non-employees,  at
December 31, 2006:

                                      Employees                                          Non-Employees
                                      ---------                                          -------------

                                      Weighted
                                      Average                                               Weighted
                                     Remaining                                              Average           Weighted
Range of Exercise          Number   Contractual    Weighted Average            Number      Remaining          Average
      Prices          Outstanding       Life        Exercise Price        Outstanding   Contractual Life   Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$0.81 - $5.49           1,167,500       4.2              $3.40                 75,000         4.6              $3.23
$8.11 - $13.80          1,904,500       5.3             $10.34                450,000         3.7              $10.45
                      -----------                                         -----------
                        3,072,000                                             525,000
                      ===========                                         ===========

Options and warrants outstanding as of December 31, 2006 expire from May 5, 2007 through December 11, 2015, depending upon the date of grant.

The total  intrinsic value of options  exercised  during the year ended December
31, 2006 was $6,371,138.  The aggregate  intrinsic value of options  outstanding and exercisable at December 31, 2006 was approximately $2,854,000.

NOTE 12 - DEFINED CONTRIBUTION PLANS

During 1999, the Company implemented a 401(k) defined  contribution plan for its employees.  The Company's contribution to the plan is based on the amount of the employee plan contributions and compensation.  The Company's contribution to the plan in 2006, 2005 and 2004 was approximately $490,000,  $414,000, and $283,000,
respectively.   The  plan  was  amended  in  October  2004  to  accommodate  the participation of employees of Quigley Manufacturing Inc.

NOTE 13 - INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

                                           Year Ended          Year Ended          Year Ended
                                        December 31, 2006  December 31, 2005   December 31, 2004
                                        -----------------  -----------------   -----------------

      Current:
           Federal                         $    45,270         $    65,000                   --
           State                                43,329                  --                   --
                                           -----------         -----------          -----------
                                           $    88,599         $    65,000                   --
                                           -----------         -----------          -----------
      Deferred:
           Federal                          (1,331,679)        $   815,738          $   436,353
           State                               106,030             192,107              129,453
                                           -----------         -----------          -----------
                                            (1,225,649)          1,007,845              565,806
                                           -----------         -----------          -----------

      Change in valuation allowance          1,225,649          (1,007,845)            (565,806)
                                           -----------         -----------          -----------

      Total                                $    88,599         $    65,000                   --
                                           ===========         ===========          ===========

A reconciliation  of the statutory  federal income tax expense  (benefit) to the effective tax is as follows:

                                            Year Ended          Year Ended          Year Ended
                                        December 31, 2006   December 31, 2005   December 31, 2004
                                        -----------------   -----------------   -----------------

      Statutory rate - Federal            ($   564,314)        $ 1,115,773         $   153,973
      State taxes net of federal benefit       (98,577)            126,791              85,439
      Permanent differences and other         (474,159)           (169,719)            326,394
                                           -----------         -----------         -----------
                                            (1,137,050)          1,072,845             565,806
                                           -----------         -----------         -----------

      Less change in valuation allowance     1,225,649          (1,007,845)           (565,806)
                                           -----------         -----------         -----------

                Total                      $    88,599         $    65,000                  --
                                           ===========         ===========         ===========

The tax effects of the primary "temporary  differences"  between values recorded for assets and liabilities for financial  reporting purposes and values utilized for  measurement  in  accordance  with tax  laws  giving  rise to the  Company's deferred tax assets are as follows:

                                          Year Ended          Year Ended          Year Ended
                                      December 31, 2006   December 31, 2005   December 31, 2004
                                      -----------------   -----------------   -----------------

      Net operating loss carry-forward   $ 6,314,828         $ 4,034,746         $ 4,758,315
      Consulting-royalty costs             1,457,076             317,850                  --
      Bad debt expense                       138,439             121,588
                                                                                     107,498
      Other                                  297,331             666,857
                                                                                     618,943
      Valuation allowance                 (8,498,345)         (4,788,366)         (5,546,760)
                                         -----------         -----------         -----------
                Total                             --                  --                  --
                                         ===========         ===========         ===========

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years.  In  addition,  certain tax  benefits  for option and  warrant  exercises
totaling    $6,581,458    are    deferred    and    will    be    credited    to
additional-paid-in-capital  when the NOL's  attributable  to these exercises are utilized.  As a result,  these NOL's will not be available to offset  income tax expense. The net operating loss carry-forwards that currently  approximate $16.6 million for federal purposes will be expiring through 2026. Additionally,  there are net operating loss  carry-forwards  of $16.9 million for state purposes that will be expiring  through 2016.  Until  sufficient  taxable income to offset the temporary  timing  differences  attributable  to operations,  the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270  are  assured,  a  valuation  allowance  equaling  the total deferred tax asset is being provided.

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

                                Year Ended                        Year Ended                        Year Ended
                             December 31, 2006                December 31, 2005                 December 31, 2004
                       ------------------------------------------------------------------------------------------------

                        Loss      Shares       EPS       Income     Shares       EPS       Income     Shares       EPS
                       ------------------------------------------------------------------------------------------------

      Basic EPS        ($1.7)       12.3      ($0.14)     $ 3.2       11.7      $0.28       $ 0.5       11.5      $0.04

      Dilutives:
      Options and
      Warrants            --          --                     --        1.6      (0.04)         --        2.9      (0.01)
                       ------------------------------------------------------------------------------------------------
      Diluted EPS      ($1.7)       12.3      ($0.14)     $ 3.2       13.3      $0.24       $ 0.5       14.4      $0.03
                       ================================================================================================

Options and  warrants  outstanding  at  December  31,  2006,  2005 and 2004 were
3,597,000,  4,623,750,  and 4,324,500  respectively.  Stock options and warrants with  exercise  prices above  average  market price in the amount of 520,000 and
1,481,500  shares for the years ended December 31, 2005 and 2004,  respectively, were not included in the  computation of diluted  earnings per share as they are anti-dilutive.  No options and warrants were included in the 2006 computation of diluted earnings because the effect would be anti-dilutive due to loss.

NOTE 15 - RELATED PARTY TRANSACTIONS

An  agreement  between the Company and the  founders  Mr. Guy J. Quigley and Mr.
Charles A. Phillips,  both officers and stockholders of the Company, was entered into  on June 1, 1995. The founders, in consideration  of the acquisition of the

Cold-Eeze(R)  cold therapy  product,  shared a total  commission of five percent
(5%), on sales collected,  less certain  deductions until this agreement expired on May 31,  2005.  For the years ended  December  31, 2005 and 2004,  amounts of
$366,788 and $1,043,346, respectively, were paid or payable under such founder's commission  agreements.  Amounts  payable under such  agreements at December 31,
2006 and 2005 were zero.

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $145,500,  $266,882 and $369,000  have been paid to a related  entity  during  2006,  2005 and 2004, respectively to assist with the regulatory aspects of obtaining such licenses.

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

The Company's  operations are divided into four reportable  segments as follows:
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

Financial  information relating to 2006, 2005 and 2004 continuing  operations by business segment follows:

-------------------------------------------------------------------------------------------------------------------------------
As of and for the year ended                    Health and        Contract          Ethical        Corporate &
December 31, 2006               Cold Remedy      Wellness      Manufacturing    Pharmaceutical        Other            Total
-------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $ 24,815,850    $ 11,378,290     $  2,034,179     $         --     $         --     $ 38,228,319
  Customers-international      $         --    $  3,896,650     $         --     $         --               --     $  3,896,650
  Inter-segment                $         --    $         --     $  6,596,371     $         --     $ (6,596,371)    $         --
Segment operating profit
   (loss)                      $  3,588,285    ($ 1,227,604)   ($    432,911)   ($  4,309,183)   ($     10,227)   ($  2,391,640)
Depreciation                   $    449,580    $    181,128     $    696,212     $         --     $         --     $  1,326,920
Capital expenditures           $    562,144    $    109,837     $     25,499     $         --     $         --     $    697,480
Total assets                   $ 38,125,367    $  4,169,565     $  6,065,104     $         --    ($ 13,515,002)    $ 34,845,034

-------------------------------------------------------------------------------------------------------------------------------
As of and for the year ended                    Health and        Contract         Ethical         Corporate &
December 31, 2005               Cold Remedy      Wellness      Manufacturing    Pharmaceutical        Other            Total
-------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $ 29,284,651    $ 16,034,960     $  3,900,342     $         --     $         --     $ 49,219,953
  Customers-international      $         --    $  4,438,090     $         --     $         --     $         --     $  4,438,090
  Inter-segment                $         --    $         --     $  7,090,523     $         --    ($  7,090,523)    $         --
Segment operating profit
   (loss)                      $  6,693,192    $    859,956    ($     80,419)   ($  4,044,162)   ($    449,137)    $  2,979,430
Depreciation                   $    387,840    $    143,726     $    872,541     $         --     $         --     $  1,404,107
Capital expenditures           $    228,688    $     35,523     $    267,002     $         --     $         --     $    531,213
Total assets                   $ 38,171,897    $  4,918,271     $  7,042,169     $         --     ($14,156,698)    $ 35,975,639

                                      F-25

-------------------------------------------------------------------------------------------------------------------------------
As of and for the year ended                    Health and        Contract         Ethical         Corporate &
December 31, 2004               Cold Remedy      Wellness       Manufacturing   Pharmaceutical        Other            Total
-------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic           $ 22,834,249    $ 17,484,246     $    752,355     $         --     $         --     $ 41,070,850
  Customers-international      $         --       2,877,145               --     $         --     $         --     $  2,877,145
  Inter-segment                $         --    $         --     $  1,975,779     $         --    ($  1,975,779)    $         --
Segment operating profit
   (loss)                      $  1,618,534    $  1,509,001     $    406,811    ($  3,056,757)   ($    295,602)    $    181,987
Depreciation                   $    340,828    $    168,696     $    112,824     $         --     $         --     $    622,348
Capital expenditures           $    250,246    $     32,569     $  4,388,153     $         --     $         --     $  4,670,968
Total assets                   $ 31,236,129    $  6,143,769     $  6,806,026     $         --     ($12,656,168)    $ 31,529,756

NOTE:  The stated  capital  expenditure  of  $4,388,153  related to the Contract
Manufacturing  segment for the year ended  December  31, 2004 is inclusive of an amount of $4,360,829  following the acquisition by the Company of certain assets of JoEl, Inc., on October 1, 2004.

NOTE 17 - QUARTERLY INFORMATION (UNAUDITED)

                                                                         Quarter Ended
                                                --------------------------------------------------------------
                                                  March 31,        June 30,       September 30,   December 31,
                                                --------------------------------------------------------------
2006
Net Sales                                       $ 10,266,038     $  6,182,467     $ 11,480,634    $ 14,195,830
Gross Profit                                    $  5,312,584     $  2,309,415     $  6,259,667    $  8,996,699
Administration                                  $  3,705,761     $  3,100,378     $  3,195,182    $  3,122,416
Operating expenses                              $  6,925,209     $  5,036,669     $  5,369,992    $  7,938,135
(Loss) Income from operations                  ($  1,612,625)   ($  2,727,254)    $    889,675    $  1,058,564
(Loss) Income from continuing operations       ($  1,612,625)   ($  2,727,254)    $    889,675    $  1,058,564
Net (Loss) Income                              ($  1,454,295)   ($  2,618,319)    $  1,078,634    $  1,245,635

Basic EPS
   (Loss) Income  from continuing operations   ($       0.12)   ($       0.21)    $       0.09    $       0.10
   Net (Loss) Income                           ($       0.12)   ($       0.21)    $       0.09    $       0.10
Diluted EPS
   (Loss) Income from continuing operations    ($       0.12)   ($       0.21)    $       0.08    $       0.09
   Net (Loss) Income                           ($       0.12)   ($       0.21)    $       0.08    $       0.09

                                                                         Quarter Ended
                                                --------------------------------------------------------------
                                                  March 31,        June 30,       September 30,   December 31,
                                                --------------------------------------------------------------
2005
Net Sales                                       $ 11,753,270     $  8,844,173     $ 15,319,980    $ 17,740,620
Gross Profit                                    $  5,702,972     $  3,033,521     $  8,294,204    $ 10,803,261
Administration                                  $  2,994,769     $  2,986,507     $  2,897,941    $  3,777,025
Operating expenses                              $  5,897,903     $  4,893,925     $  5,380,400    $  8,682,300
(Loss) Income from operations                  ($    194,931)   ($  1,860,404)    $  2,913,804    $  2,120,961
(Loss) Income from continuing operations       ($    154,495)   ($  1,790,410)    $  2,998,503    $  2,163,086
Net (Loss) Income                              ($    154,495)   ($  1,790,410)    $  2,998,503    $  2,163,086

Basic EPS
   (Loss) Income  from continuing operations   ($       0.01)   ($       0.15)    $       0.26    $       0.19
   Net (Loss) Income                           ($       0.01)   ($       0.15)    $       0.26    $       0.19
Diluted EPS
   (Loss) Income from continuing operations    ($       0.01)   ($       0.15)    $       0.23    $       0.16
   Net (Loss) Income                           ($       0.01)   ($       0.15)    $       0.23    $       0.16

                     FOURTH QUARTER SEGMENT DATA (UNAUDITED)

---------------------------------------------------------------------------------------------------------------------------------
As of and for the three                            Health and       Contract          Ethical        Corporate &
months ended December 31, 2006    Cold Remedy       Wellness      Manufacturing   Pharmaceutical        Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic             $ 10,697,062    $  2,107,799     $    527,072     $         --     $         --     $ 13,331,933
  Customers-international        $         --    $    863,896     $         --     $         --     $         --     $    863,896
  Inter-segment                  $         --    $         --     $  1,798,932     $         --    ($  1,798,932)    $         --
Segment operating profit
   (loss)                        $  2,645,269   ($    481,188)   ($     11,639)   ($  1,420,522)    $    326,644     $  1,058,564
Depreciation                     $     97,637    $     55,118     $    180,249     $         --     $         --     $    333,004
Capital expenditures             $    220,632    $      1,883     $      7,604     $         --     $         --     $    230,119

---------------------------------------------------------------------------------------------------------------------------------
As of and for the three                            Health and       Contract          Ethical        Corporate &
months ended December 31, 2005    Cold Remedy       Wellness      Manufacturing   Pharmaceutical        Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic             $ 12,144,783    $  3,752,464     $    694,137     $         --     $         --     $ 16,591,384
  Customers-international        $         --    $  1,149,236     $         --     $         --     $         --     $  1,149,236
  Inter-segment                  $         --    $         --     $  2,623,396     $         --    ($  2,623,396)    $         --
Segment operating profit
   (loss)                        $  2,480,622    $      8,074     $    264,947    ($    956,382)    $    323,700     $  2,120,961
Depreciation                     $     99,142    $     35,848     $    225,355     $         --     $         --     $    360,345
Capital expenditures             $    139,756    $      1,094     $    212,525     $         --     $         --     $    353,375

---------------------------------------------------------------------------------------------------------------------------------
As of and for the three                            Health and        Contract         Ethical        Corporate &
months ended December 31, 2004    Cold Remedy       Wellness      Manufacturing   Pharmaceutical        Other            Total
---------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic             $ 12,151,638    $  4,247,088     $    752,355     $         --     $         --     $ 17,151,081
  Customers-international        $         --    $    599,257     $         --     $         --     $         --     $    599,257
  Inter-segment                  $         --    $         --     $  1,975,779     $         --    ($  1,975,779)    $         --
Segment operating profit
   (loss)                        $  2,491,935    $    187,979     $    406,811    ($    819,241)   ($    295,602)    $  1,971,882
Depreciation                     $     90,102    $     41,157     $    112,824     $         --     $         --     $    244,083
Capital expenditures             $    130,716    $      6,403     $  4,388,153     $         --     $        202     $  4,525,474

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

/s/ Guy J. Quigley                                               March 2, 2007
--------------------------------------------------------       -----------------
Guy J. Quigley, Chairman of the Board,                                Date
  (President, Chief Executive Officer)

/s/ George J. Longo                                              March 2, 2007
--------------------------------------------------------       -----------------
George J. Longo, Vice President, Chief Financial Officer              Date
   (Principal Financial and Accounting Officer)

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Quigley Corporation

We have audited the accompanying balance sheets of The Quigley Corporation as of
December  31,  2006  and  2005,  and  the  related   statements  of  operations,
stockholders'  equity,  and cash  flows for each of the years in the  three-year period ended  December 31, 2006. We also have audited  management's  assessment, included  in the  accompanying  Management's  2006  Annual  Report  on  Internal
Controls,  that The Quigley  Corporation  maintained  effective internal control over financial reporting as of December 31, 2006, based on criteria  established in INTERNAL CONTROL--INTEGRATED  FRAMEWORK issued by the Committee of Sponsoring
Organizations  of the  Treadway  Commission  (COSO).  The Quigley  Corporation's
management  is  responsible  for these  financial  statements,  for  maintaining effective internal control over financial  reporting,  and for its assessment of
the   effectiveness   of  internal   control  over  financial   reporting.   Our
responsibility  is to  express  an opinion  on these  financial  statements,  an opinion on management's  assessment,  and an opinion on the effectiveness of the company's internal control over financial reporting based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and  perform  the  audits to  obtain  reasonable  assurance  about  whether  the financial  statements are free of material  misstatement  and whether  effective internal  control  over  financial  reporting  was  maintained  in all  material respects. Our audit of financial statements included examining, on a test basis, evidence  supporting the amounts and  disclosures  in the financial  statements, assessing the  accounting  principles  used and  significant  estimates  made by management,  and evaluating the overall financial  statement  presentation.  Our audit of  internal  control  over  financial  reporting  included  obtaining  an
understanding   of  internal  control  over  financial   reporting,   evaluating
management's  assessment,  testing  and  evaluating  the  design  and  operating effectiveness  of internal  control,  and performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company's  internal control over financial  reporting is a process designed to provide reasonable  assurance  regarding the reliability of financial  reporting and the preparation of financial  statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial  reporting  includes those policies and procedures that (1) pertain to the  maintenance  of records that, in reasonable  detail,  accurately and fairly reflect the  transactions  and  dispositions  of the assets of the company;  (2)
provide  reasonable  assurance  that  transactions  are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting  principles,  and that receipts and  expenditures  of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of  unauthorized  acquisition,  use, or  disposition  of the company's assets that could have a material effect on the financial statements.

Because of its inherent  limitations,  internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate  because of changes in  conditions,  or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of The Quigley  Corporation as of
December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the  years in the  three-year  period  ended  December  31,  2006 in conformity with accounting principles generally accepted in the United States of
America.  Also,  in  our  opinion,  management's  assessment  that  The  Quigley
Corporation maintained effective internal control over financial reporting as of
December 31, 2006 is fairly stated, in all material respects,  based on criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of
Sponsoring Organizations of the Treadway Commission (COSO).  Furthermore, in our
opinion, The Quigley Corporation maintained, in all material respects, effective internal  control over  financial  reporting  as of December 31, 2006,  based on criteria  established in INTERNAL  CONTROL--INTEGRATED  FRAMEWORK  issued by the
Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As  discussed  in Note 1, the  Company  changed  its  method of  accounting  for stock-based compensation expense in 2006.

/s/ Amper Politziner & Mattia P.C.
--------------------------------------
Amper Politziner & Mattia P.C.
Edison, New Jersey

March 2, 2007

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Controls and Procedures

As of December  31,  2006,  the Company  carried  out an  evaluation,  under the supervision and with the  participation of our chief executive officer and chief financial  officer,  of the  effectiveness  of the design and  operations of our disclosure  controls  and  procedures,  as defined in Rule  13a-15(e)  under the
Securities Exchange Act of 1934.

Our chief executive officer and chief financial officer concluded that as of the evaluation  date,  such  disclosure  controls and  procedures  were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded,  processed,  summarized and reported within the time periods  specified in the rules and forms of the  Securities and
Exchange  Commission,  and is accumulated  and  communicated  to our management,
including  our  chief  executive  officer  and  chief  financial   officer,   as
appropriate to allow timely decisions regarding required disclosure.

Management's  report on our internal  controls over  financial  reporting can be found with the attached financial statements.  The Independent Registered Public
Accounting  Firm's  attestation   report  on  management's   assessment  of  the
effectiveness of our internal control over financial reporting can also be found with the attached financial statements.

Management's Report on Internal Control Over Financial Reporting

Our  management is  responsible  for  establishing  and  maintaining an adequate system of internal  control  over  financial  reporting.  Our system of internal control over  financial  reporting is designed to provide  reasonable  assurance regarding  the  reliability  of  financial  reporting  and  the  preparation  of financial  statements  for  external  purposes  in  accordance  with  accounting principles generally accepted in the United States of America.

Our internal  control  over  financial  reporting  includes  those  policies and procedures that:

      o     pertain to the  maintenance  of records that, in reasonable  detail, accurately and fairly reflect our  transactions  and dispositions of our assets;

      o     provide  reasonable  assurance that our transactions are recorded as necessary  to permit  preparation  of our  financial  statements  in accordance  with  accounting  principles  generally  accepted in the
            United States of America, and that our receipts and expenditures are being made only in accordance with  authorizations of our management and our directors; and

      o     provide  reasonable   assurance   regarding   prevention  or  timely
            detection of  unauthorized  acquisition,  use, or disposition of our
            assets  that  could  have  a  material   effect  on  the   financial
            statements.

Because of its inherent limitations, a system of internal control over financial reporting  can provide only  reasonable  assurance and may not prevent or detect misstatements.  Further,  because  of changes in  conditions,  effectiveness  of internal  controls  over  financial  reporting  may vary over  time.  Our system
contains   self-monitoring   mechanisms,   and  actions  are  taken  to  correct
deficiencies as they are identified.

Our  management  conducted an evaluation of the  effectiveness  of the system of internal  control over  financial  reporting  based on the framework in Internal
Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation,  our management concluded that our system of internal control over financial reporting was effective as of
December 31, 2006.  Our  management's  assessment  of the  effectiveness  of our internal control over financial reporting has been audited by Amper,  Politziner
& Mattia,  P.C., an independent  registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.    OTHER INFORMATION

None

                                    PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 11.    EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT AND
            RELATED STOCKHOLDER MATTERS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2007 Annual Meeting of Stockholders.

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

      16.1*       PricewaterhouseCoopers   LLP  letter   dated  March  30,  2005
                  (incorporated  by reference to Exhibit 16.1 of Form 10-K filed on March 31, 2005).

      21.1**      Subsidiaries of The Quigley Corporation.

      23.2**      Consent of Amper, Politziner & Mattia,  Independent Registered
                  Public Accounting Firm, dated March 12, 2007.

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

/s/  Guy J. Quigley                                               March 12, 2007
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

SIGNATURE                                           TITLE                                    DATE
---------                                           -----                                    -----

/s/ Guy J. Quigley                 Chairman of the Board, President,                    March 12, 2007
-----------------------------      Chief Executive Officer and Director
Guy J. Quigley

/s/ Charles A. Phillips            Executive Vice President, Chief Operating            March 12, 2007
-----------------------------      Officer and Director
Charles A. Phillips

/s/ George J. Longo                Vice President, Chief Financial                      March 12, 2007
-----------------------------      Officer and Director (Principal
George J. Longo                    Financial and Accounting Officer)

/s/ Jacqueline F. Lewis            Director                                             March 12, 2007
-----------------------------
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum          Director                                             March 12, 2007
-----------------------------
Rounsevelle W. Schaum

/s/ Stephen W. Wouch               Director                                             March 12, 2007
-----------------------------
Stephen W. Wouch

/s/ Terrence O. Tormey             Director                                             March 12, 2007
-----------------------------
Terrence O. Tormey

