Form 10-Q
period 2007-03-31
QUIGLEY CORP
filed 2007-05-07
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      (X)   QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the quarterly period ended     March 31, 2007
                                               --------------

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

As of May 4, 2007,  there were  12,684,633  shares of common  stock,  $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
             PART I - FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements               3-15

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            16-25

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 25

      Item 4.     Controls and Procedures                                     25

             PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                        26-28

      Item 6.     Exhibits                                                    29

      Signatures

                                           PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                             THE QUIGLEY CORPORATION
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                          ASSETS                                            March   31, 2007    December 31, 2006
                                                                              (Unaudited)
                                                                           ------------------   -----------------
CURRENT ASSETS:

         Cash and cash equivalents                                           $ 19,175,912          $ 17,756,759
         Accounts receivable (net of doubtful                                   2,745,930             6,557,347
           accounts of $244,559 and $275,636)
         Inventory                                                              4,163,556             4,262,104
         Prepaid expenses and other current assets                                983,523             1,217,097
                                                                             ------------          ------------
              TOTAL CURRENT ASSETS                                             27,068,921            29,793,307
                                                                             ------------          ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                             4,798,372             4,838,076
                                                                             ------------          ------------

OTHER ASSETS                                                                      130,862               213,651
                                                                             ------------          ------------

TOTAL ASSETS                                                                 $ 31,998,155          $ 34,845,034
                                                                             ============          ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

         Accounts payable                                                         661,968               885,648
         Accrued royalties and commissions                                      3,978,401             3,752,646
         Accrued advertising                                                      708,027             2,150,259
         Other current liabilities                                              2,983,557             2,463,481
                                                                             ------------          ------------
              TOTAL CURRENT LIABILITIES                                         8,331,953             9,252,034
                                                                             ------------          ------------

MINORITY INTEREST                                                                  64,971                63,563

COMMITMENTS AND CONTINGENCIES (NOTE 6)

STOCKHOLDERS' EQUITY:

         Common stock, $.0005 par value; authorized 50,000,000;
           Issued: 17,330,686 and 17,330,686 shares                                 8,665                 8,665
         Additional paid-in-capital                                            37,362,453            37,362,453
         Retained earnings                                                     11,418,272            13,346,478
         Less: Treasury stock, 4,646,053 and                                  (25,188,159)          (25,188,159)
           4,646,053 shares, at cost                                         ------------          ------------
              TOTAL STOCKHOLDERS' EQUITY                                       23,601,231            25,529,437
                                                                             ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 31,998,155          $ 34,845,034
                                                                             ============          ============

                      See accompanying notes to condensed consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                               March 31, 2007    March 31, 2006
                                               --------------    --------------

NET SALES                                       $  9,077,876      $ 10,266,038
                                                ------------      ------------

COST OF SALES                                      4,067,856         4,953,454
                                                ------------      ------------

GROSS PROFIT                                       5,010,020         5,312,584
                                                ------------      ------------

OPERATING EXPENSES:
      Sales and marketing                          2,733,543         2,434,925
      Administration                               3,212,155         3,705,761
      Research and development                     1,152,662           784,523
                                                ------------      ------------
TOTAL OPERATING EXPENSES                           7,098,360         6,925,209
                                                ------------      ------------

LOSS FROM OPERATIONS                              (2,088,340)       (1,612,625)
                                                ------------      ------------

OTHER INCOME (EXPENSE)
      Interest and other income                      160,134           179,974
      Interest expense                                  --             (21,644)
                                                ------------      ------------
TOTAL OTHER INCOME (EXPENSE)                         160,134           158,330
                                                ------------      ------------

LOSS  FROM OPERATIONS  BEFORE TAXES
                                                  (1,928,206)       (1,454,295)
INCOME TAXES (BENEFIT)                                  --                --
                                                ------------      ------------

NET LOSS                                        ($ 1,928,206)     ($ 1,454,295)
                                                ============      ============

LOSS PER COMMON SHARE:
     Basic                                      $      (0.15)     $      (0.12)
                                                ============      ============

     Diluted                                    $      (0.15)     $      (0.12)
                                                ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                       12,684,633        11,714,140
                                                ============      ============

      Diluted                                     12,684,633        11,714,140
                                                ============      ============

      See accompanying notes to condensed consolidated financial statements

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Three Months Ended
                                               March 31, 2007    March 31, 2006
                                               --------------    --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES       $  1,631,835      $  1,503,382
                                                ------------      ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES         (212,682)         (140,966)
                                                ------------      ------------

NET CASH FLOWS USED IN FINANCING ACTIVITIES             --             (57,167)
                                                ------------      ------------

NET INCREASE IN CASH                               1,419,153         1,305,249

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD      17,756,759        16,885,170
                                                ------------      ------------

CASH & CASH EQUIVALENTS, END OF PERIOD          $ 19,175,912      $ 18,190,419
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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of  operations  for the three month  periods  ended
March 31,  2007 and 2006 are not  necessarily  indicative  of the  results to be expected for the entire year or any other period.

USE OF ESTIMATES

The Company's  consolidated financial statements are prepared in accordance with generally  accepted  accounting  principles  ("GAAP")  in the  United  Sates  of
America.  In  connection  with the  preparation  of the  consolidated  financial statements,  the Company is required to make  assumptions  and  estimates  about future events,  and apply judgments that affect the reported  amounts of assets, liabilities,  revenue,  expenses  and related  disclosures.  These  assumptions, estimates and judgments are based on historical  experience,  current trends and other  factors  that  management  believes  to  be  relevant  at  the  time  the
consolidated   financial   statements  are  prepared.   Management  reviews  the
accounting policies,  assumptions,  estimates and judgments on a quarterly basis to ensure the financial  statements are presented  fairly and in accordance with
GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from these assumptions and estimates, and such differences could be material.

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

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a  specific  reserve  for excess or obsolete  inventory  of $387,636  and $430,926 as of March 31, 2007 and December
31, 2006, respectively.  Inventories included raw material, work in progress and packaging  amounts of approximately  $1,194,000 and $1,077,000 at March 31, 2007 and December 31, 2006,  respectively,  with the  remainder  comprising  finished goods.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2007. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 31% and
26% of sales volume for the respective  three month periods ended March 31, 2007
and  2006,   respectively.   Customers  comprising  the  five  largest  accounts
receivable  balances  represented 47% and 56% of total trade receivable balances at March 31, 2007 and December 31, 2006, respectively.  During each of the three month periods ended March 31, 2007 and 2006,  approximately 11% of the Company's net sales were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  61% and 50% of total  revenues in the three month periods  ended March 31, 2007 and 2006,  respectively.  The Health and  Wellness segment  approximated  32% and 45%,  respectively,  for the three month  periods ended March 31, 2007 and 2006. The Contract  Manufacturing  segment approximated
7% and 5%,  respectively,  for the three month  periods ended March 31, 2007 and
2006.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $438,256  for future  sales  returns and $332,565 for other allowances  as of March 31, 2007 and $534,176 and $429,546 at December 31, 2006,
respectively.  The 2007 and 2006 reserve  balances  include a remaining  returns provision at March 31, 2007 and December 31, 2006 of approximately  $112,000 and
$113,000,  respectively,  in the event of future product  returns  following the discontinuation of the Cold-Eeze(R) Cold Remedy Nasal Spray product in September
2004. The reserves also include an estimate of the  uncollectability of accounts receivable resulting in a reserve of $244,559 and $275,636 at March 31, 2007 and
December 31, 2006, respectively.

COST OF SALES

For the Cold  Remedy  segment,  in  accordance  with  contract  terms,  payments calculated  based  upon  net  sales  collected  to  the  patent  holder  of  the
Cold-Eeze(R)  formulation amounting to $257,996 and $242,514  respectively,  for the three  month  periods  ended March 31,  2007 and 2006 are  presented  in the financial statements as cost of sales (see also Note 4).

In the Health and Wellness  Segment,  agreements  with  Independent  Distributor
Representatives  ("IR's")  require  payments to them to be calculated based upon net  commissionable  sales of other  IR's in their  down-line  and not on any of their  individual  purchases  of  products  including  not  taking  title to the products  that are sold by other  IR's.  In  accordance  with  EITF  01-9,  such payments to the IR's do not qualify as a reduction of the selling price as these payments are not offered as an  allowance  or as a  percentage  rebate of direct purchases  made,  and  the  IR's  are  not  offered  any  cooperative  promotion incentives  of any type.  Such  payments,  among other  factors,  are related to expand the cycle of additional IR's and for maintaining the distribution channel for this segment's products.

Accordingly,  such distribution  payments amounting to $1,132,549 and $2,052,714 for the three month periods ended March 31, 2007 and 2006, respectively, and are presented in the financial statements as cost of sales.

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

As of January 1, 2006, the Company adopted SFAS 123R, "SHARE BASED PAYMENT". The adoption of SFAS 123R did not have an impact on the Company's financial position or results of operations in the 2007 and 2006 periods reported.

No stock  options were granted in the three month  periods  ended March 31, 2007 and 2006. All stock options granted prior to January 1, 2006 were fully vested.

ADVERTISING AND INCENTIVE PROMOTIONS

Advertising  and  incentive  promotion  costs are expensed  within the period in which  they  are  utilized.  Advertising  and  incentive  promotion  expense  is comprised  of  media  advertising,  presented  as part of  sales  and  marketing expense;  cooperative incentive promotion, which is accounted for as part of net sales;  and free  product,  which  is  accounted  for as part of cost of  sales.
Advertising  and incentive  promotion costs incurred for the three month periods ended  March 31, 2007 and 2006 were  $2,590,416  and  $2,035,284,  respectively.
Included in prepaid  expenses and other current  assets was zero and $258,215 at
March  31,  2007 and  December  31,  2006,  respectively,  relating  to  prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  March 31, 2007 and 2006 were
$1,152,662 and $784,523,  respectively.  Principally,  research and  development costs are  related  to  Pharma's  study  activities  and costs  associated  with
Cold-Eeze(R) products.

INCOME TAXES

The  Company  utilizes  the asset and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary
timing   differences   attributable   to  operations   and  the  tax  deductions
attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided.  See Note 8 -
Income Taxes for further discussion.

Effective  January 1, 2007, the Company adopted Financial  Accounting  Standards
Board ("FASB") Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES
(FIN 48).  FIN 48  clarifies  the  accounting  for  uncertainty  in income taxes recognized in an  enterprise's  financial  statements  in  accordance  with SFAS
Statement No. 109,  ACCOUNTING FOR INCOME TAXES. FIN 48 prescribes a recognition threshold and measurement  attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN
48  also  provides  guidance  on  derecognition,  classification,  interest  and penalties, accounting in interim periods, disclosure and transition. Adoption of this  standard did not have an impact on the  Company's  consolidated  financial position,  results of operations or cash flows. Our evaluation was performed for the tax years  ended  2003,  2004,  2005 and 2006,  the tax years  which  remain subject to examination by major tax jurisdictions as of March 31, 2007.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash  and  cash  equivalents,  accounts  receivable  and  accounts  payable  are reflected  in the  consolidated  financial  statements  at carrying  value which approximates fair value because of the short-term maturity of these instruments.
The fair value of long- term debt was  approximately  equivalent to its carrying value due to the fact that the interest  rates then available to the Company for debt with similar terms was  approximately  equal to the interest  rates for its existing debt.  Determination of the fair value of related party payables is not practicable due to their related party nature.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 159, The Fair Value Option for Financial Assets and Financial  Liabilities -
Including  an  amendment  of FASB No. 115 ("FAS  159").  The  Statement  permits companies  to choose to measure many  financial  instruments  and certain  other items at fair value in order to mitigate  volatility in reported earnings caused by measuring related assets and liabilities  differently without having to apply complex  hedge  accounting  provisions.  FAS 159 is  effective  for the  Company beginning  January 1, 2008. The Company is currently  evaluating the impact,  if any, of FAS 159 on its operating results and financial position.

NOTE 3 - VARIABLE INTEREST ENTITY

In December 2003, the FASB issued FASB  Interpretation  No. 46 (revised December
2003), CONSOLIDATION OF VARIABLE INTEREST ENTITIES (FIN 46R), to address certain implementation issues. FIN 46R varies significantly from FASB Interpretation No.
46,  CONSOLIDATION  OF  VARIABLE  INTEREST  ENTITIES("VIE")  (FIN 46),  which it supersedes.  FIN 46R  requires  the  application  of either FIN 46 or FIN 46R by
"Public  Entities" to all Special  Purpose  Entities  ("SPEs") at the end of the
first interim or annual reporting period ending after December 15, 2003. FIN 46R is  applicable  to all  non-SPEs  created  prior to  February  1, 2003 by Public
Entities that are not small business  issuers at the end of the first interim or annual reporting  period ending after March 15, 2004.  Effective March 31, 2004, the Company  adopted  FIN 46R for VIE's  formed  prior to February 1, 2003.  The
Company has  determined  that  Scandasystems,  a related  party,  qualifies as a
variable  interest  entity  and  the  Company  has  consolidated   Scandasystems
beginning  with the  quarter  ended  March  31,  2004.  Due to the fact that the
Company has no long-term  contractual  commitments  or  guarantees,  the maximum exposure to loss is insignificant. As a result of consolidating the VIE of which the  Company is the  primary  beneficiary,  the  Company  recognized  a minority interest of approximately $64,971 and $63,563 on the Consolidated Balance Sheets
at March 31, 2007 and December  31, 2006,  respectively,  which  represents  the
difference   between  the  assets  and  the   liabilities   recorded   upon  the
consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets. Reflected on the Company's Consolidated Balance Sheets at March 31, 2007
and  December  31,  2006,  respectively,  are $72,644 and $64,592 of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring  licenses and with  research  and  development  activities  in certain countries.

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

The expenses for the respective  periods relating to such agreement  amounted to
$257,996  and  $242,514,  for the three month  periods  ended March 31, 2007 and
2006,  respectively.  Amounts  accrued for these  expenses at March 31, 2007 and
December 31, 2006 were $3,488,761 and $3,230,765,  respectively, all non-related party balances.

NOTE 5 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $660,280  and  $234,208  related to accrued compensation at March 31, 2007 and December 31, 2006, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company  resulted in rent  expense for the three month  periods  ended March 31,
2007 and 2006 of $95,438, and $64,588, respectively. The Company has approximate future obligations over the next five years as follows:

                                     Property
                     Research and    and Other
        Year         Development       Leases      Other       Total
        ---------------------------------------------------------------
        2007          $2,615,057   $  174,356   $  936,350   $3,725,763
        2008                --        194,361         --        194,361
        2009                --        108,355         --        108,355
        2010                --           --           --           --
        2011                --           --           --           --
        2012                --           --           --           --
        ---------------------------------------------------------------
        Total         $2,615,057   $  477,072   $  936,350   $4,028,479
        ---------------------------------------------------------------

Additional research and development costs are expected to be incurred during the remainder of 2007.

Other includes new products procurement  commitments for the cold remedy segment with initial sales of these products expected to occur during the second half of
2007.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing  and selling  company,  whereby the former  owners  receive  payments,
currently  totaling  5%  of  net  sales  collected,   for  product  exclusivity,
consulting,    marketing   presentations,    confidentiality   and   non-compete
arrangements.  However,  the Company and the former owners are in litigation and as such no  potential  offset  from such  litigation  for  these  fees have been recorded.  Amounts paid or payable under such  agreement  during the three month periods ended March 31, 2007 and 2006 were $108,606 and $190,639,  respectively.
Amounts payable under such agreement,  included in other current liabilities, at
March 31, 2007 and December 31, 2006 were $637,240 and $528,990, respectively.

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

On  November  8, 2006,  the Court  entered an Order  dismissing  the case in its entirety  on the basis  that the  action  was  preempted  by  federal  law.  The plaintiffs  appealed the Court's decision in December,  2006. On March 22, 2007, the  Superior  Court  entered  a  scheduling  order  for  briefing.  On  May  1, plaintiffs/appellants filed their opening brief. The Company's brief in response is due on May 30, 2007.

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

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  However,  the Company has been tendered the defense of this action for which there is no insurance. The Company is vigorously defending this lawsuit and  believes  that the action  lacks  merit.  However,  at this time no prediction as to the outcome of the case can be made.

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

At the present time this matter is being defended by the Company. Based upon the information  the  Company has at this time,  it  believes  the action is without merit. However, at this time no prediction as to the outcome can be made.

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

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor,  finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement.  The wording of the final Order granting  Innerlight's motion and rejecting Matrix's were entered by the  Court on April  10,  2007.  Matrix  has the  right to  appeal.  Matrix  has expressed its intent to appeal the Court's  summary  judgment ruling and related rulings, and has filed a motion to stay enforcement of the Court's order pending appeal,  and for an order excusing Matrix from the requirement of filing a bond.
Innerlight intends to oppose Matrix's motion and any appeal vigorously.

For the reasons  stated by the Court in the case, as well as for other  reasons, the Company believes that plaintiffs'  case on appeal lacks merit;  however,  no prediction as to the outcome of the appeal can be made.

                          TERMINATED LEGAL PROCEEDINGS

          ZANG ANGELFIRE, TRACEY ARVIN, SHANE HOHNSTEIN, TAMMY LAURENT,
                BARBARA SEOANE, DONNA SMALLEY, AND JOHN WILLIAMS
                           VS. THE QUIGLEY CORPORATION
             (PA. C.C.P., BUCKS COUNTY, DOCKET NO. 2004-07364-27-2)

On November 4, 2004, the above plaintiffs filed an action in the Court of Common
Pleas of Bucks County  against the Company.  The  complaint was amended on March
11, 2005.  The action alleged that the  plaintiffs  suffered  certain losses and injuries as a result of using the Company's nasal spray product.  The plaintiffs claimed  the  Company  was  liable to them based on the  following  allegations:
negligence,  strict products  liability  (failure to warn and defective design), breach of express warranty,  breach of implied warranty,  and a violation of the
Pennsylvania  Unfair  Trade  Practices  and  Consumer  Protection  Law and other consumer protection statutes.

These  actions were recently  settled at the direction of the insurance  carrier out of insurance proceeds.

         BRIGITTE YVON & KLAUS YVON VS. THE QUIGLEY CORPORATION, ET AL.

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
in which The Quigley  Corporation  formerly held stock.  On January 22, 2003 all shares of The Quigley Corporation stock were sold to Suncoast Naturals,  Inc. in return for stock of Suncoast  Naturals,  Inc. At the time of the  accident,  The
Quigley  Corporation  had no  ownership  interest in Caribbean  Pacific  Natural
Products,  Inc.  On April 26,  2007,  counsel  for all  parties  entered  into a
stipulation  for  partial   dismissal  without  prejudice  against  The  Quigley
Corporation.

NOTE 7 - TRANSACTIONS AFFECTING STOCKHOLDERS' EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
March 31, 2007,  4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were repurchased during 2004 to
2007 to date.

During the three  months  ended  March 31,  2007,  no options or  warrants  were granted or exercised.

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

                                     March 31, 2007                March 31, 2006
                           ----------------------------------------------------------
                            Net                           Net
                            Loss      Shares      EPS     Loss      Shares      EPS
                           ----------------------------------------------------------
      Basic EPS            ($ 1.9)     12.7   ($  0.15)  ($ 1.5)     11.7   ($  0.12)
      Dilutives:
      Options/Warrants        --        --                  --        --
                           ----------------------------------------------------------
      Diluted EPS          ($ 1.9)     12.7   ($  0.15)  ($ 1.5)     11.7   ($  0.12)
                           ==========================================================

Options and warrants  outstanding  at March 31, 2007 and 2006 were 3,597,000 and
4,593,750  respectively.  They were not included in the  computation  of diluted earnings  for  the  periods  with  a  net  loss  because  the  effect  would  be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive Officer.  Fees amounting to $30,750 and $53,250 have been paid to a related  entity  during the three month  periods ended March
31, 2007 and 2006,  respectively.  This  expenditure  is used to assist with the regulatory aspects of obtaining such licenses.

NOTE 11 - SEGMENT INFORMATION

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

Financial information relating to 2007 and 2006 operations, by business segment, follows:

      ---------------------------------------------------------------------------------------------------------------------------
      For the Three  Months Ended          Cold        Health and     Contract        Ethical       Corporate &
      March 31, 2007                      Remedy        Wellness    Manufacturing   Pharmaceutical     Other           Total
      ---------------------------------------------------------------------------------------------------------------------------
      Revenues
        Customers-domestic             $ 5,540,640    $ 1,937,854    $   609,311    $     --       $     --       $ 8,087,805
        Customers-international        $     --       $   990,071    $     --       $     --       $     --       $   990,071
        Inter-segment                  $     --       $     --       $ 1,183,350    $     --       $(1,183,350)   $     --
      Segment operating profit (loss)  $  (459,929)   $  (239,103)   $  (226,673)   $(1,254,869)   $    92,234    $(2,088,340)

      ---------------------------------------------------------------------------------------------------------------------------
      For the Three  Months Ended          Cold        Health and     Contract        Ethical       Corporate &
      March 31, 2006                      Remedy        Wellness    Manufacturing   Pharmaceutical     Other           Total
      ---------------------------------------------------------------------------------------------------------------------------
      Revenues
        Customers-domestic             $ 5,177,340    $ 3,416,889    $   523,892    $   --         $      --      $ 9,118,121
        Customers-international        $     --       $ 1,147,917    $     --       $   --         $      --      $ 1,147,917
        Inter-segment                  $     --       $     --       $ 1,593,128    $   --         $(1,593,128)   $     --
      Segment operating profit (loss)  $  (305,907)   $  (218,372)   $  (169,795)   $(876,961)     $   (41,590)   $(1,612,625)

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

The Cold-Remedy  segment  reported an increase in net sales in the first quarter of 2007 of $363,300 as compared to the same period in 2006.  Consumer purchasing levels appear to be  comparable  between the  quarters,  however,  the increased sales are the result of a shift in buying patters by our customers to adjust for low inventory levels during 2007.

The  Contract  Manufacturing  segment  reported  an increase in net sales in the first  quarter of 2007 of $85,419 as  compared to the 2006  comparative  period.
This  segment's  sales remained  comparable  between the periods,  however,  its primary  function  is to support  the cold remedy  segment  through  production, warehousing and distribution of the Cold-Eeze product.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through  a  network  of  independent  distributor representatives.  Darius  is  a  direct  selling  organization  specializing  in proprietary health and wellness  products.  The formation of Darius has provided diversification  to the Company in both the method of product  distribution  and the broader range of products available to the marketplace, serving as a balance to the seasonal  revenue cycles of the  Cold-Eeze(R)  branded  products.  In the first  quarter  of 2007,  this  segment  reported  a  reduction  in net sales of
$1,636,881 compared to the same period in 2006. Sales in the 2007 period reflect the continued reduction in active independent distributor  representatives.  The performance  of  this  segment  may  also  be  negatively  affected  by  current litigation  with the sponsor of the  segment's  product  line.  During the third quarter of 2006 the Company  implemented  a plan of  corrective  action for this segment,  part of which was the  appointment  of a new  president  who has broad experience in this industry.

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
The  Company   continues  to  invest   significantly  in  ongoing  research  and
development  activities of this segment.  Such investment amounted to $1,254,869 in the first quarter 2007 compared to $876,961 in the 2006 comparative period.

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

                 o  To  maintain   existing   active   independent   distributor
                    representatives    and   recruit    additional    successful
                    independent distributor representatives.  Additionally,  the loss of key high-level distributors or business contributors
                    as  a  result  of  business  disagreements,   litigation  or
                    otherwise   could   negatively   impact  future  growth  and
                    revenues;

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

Patents and certain areas of focus are:

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

                 o  A  New  Zealand  Patent  (No.  532775)   entitled   "Topical
                    Compositions and Methods for Treatment of Adverse Effects of
                    Ionizing  Radiation." The patent extends through November 6,
                    2022.

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
In October 2005, the Company  announced the results of  pre-clinical  toxicology studies that showed no irritation,  photo toxicity,  contact hypersensitivity or photo allergy when applied  topically to hairless  guinea pigs and another study that showed no difference in the dermal response of the compound or placebo when applied  to  Gottingen  Minipigs.  (Both  animal  models are  suggested  for the evaluation of topical drugs,  by the FDA). In March 2006, the Company  announced the filing of an IND application  with the FDA for its topical  compound for the treatment of Diabetic Peripheral Neuropathy.  This filing allowed the Company to begin human  clinical  trials  following a 30-day review  period.  If no further comments  were  forthcoming  from the FDA,  studies  with human  subjects  could commence  pending the  availability of study drug. This  application  included a
compilation   of  all  of  the  supporting   development   data  and  regulatory
documentation  required to file an IND application  with the FDA. In April 2006, upon FDA  approval  for its IND,  the Company  announced  its intent to commence human studies on its formulation.

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
Pharmacokinetics   Study  Of  QR-333  In  Subjects  With   Diabetic   Peripheral
Neuropathy",  demonstrated  that QR-333 can be  administered  safely to patients suffering from diabetic peripheral neuropathy and it would proceed to conducting
Phase IIb clinical  trials.  The  essential  CMC  (Chemistry  Manufacturing  and
Controls) stage would provide the Company with the necessary  information needed to  produce  larger  quantities  of  drug  for the  Phase  IIb  trial  involving approximately 180 patients.

The  pharmacokinetics  trial was the first study in the U.S. conducted under the
FDA  issued  IND.  The  positive  data  showed  that  QR-333 is safe,  it is not systemically  absorbed and it is well  tolerated  after  multiple  doses.  These findings are consistent  with prior animal  toxicity data and the human proof of concept study performed in France.

In November 2006, the Company  announced that patient  enrollment in a Phase IIb multi center clinical study of QR-333 for the treatment of symptomatic  Diabetic
Peripheral Neuropathy (DPN) had commenced. The Phase IIb trial will evaluate the
safety  and  efficacy  of  QR-333   applied   three  times  daily   compared  to
placebo-treated  patients over 12 weeks.  Efficacy will be determined by Symptom
Assessment  Scores,  a Visual  Analogy  Scale  (VAS),  Quality of Life and Sleep
Questionnaires.   Safety  will  be  determined  by  medical  history,   physical
examination,  vital signs,  12-lead ECG,  laboratory  tests and nerve conduction studies. The study will involve 150-180 randomized male and female patients with
Type 1 & 2 diabetes,  as defined by the ADA (American Diabetes  Association) and distal symmetric diabetic polyneuropathy.

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

Quigley  Pharma may continue to pursue  research and  development  objectives of this compound in the treatment of  respiratory  viruses on the strength of prior successful  in-vitro and ferret model in-vivo studies.  The company's  naturally derived  formula has shown  significant  antiviral  properties  against  various strains of H3N2 and H5N1 Influenza viruses in these studies.

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

QR-443 - In August 2006,  the Company  announced  that it had obtained  positive results for its QR-443  compound for the  treatment of Cachexia.  Cachexia is an extremely  debilitating and life threatening,  wasting syndrome  associated with chronic  diseases  such  as  cancer,  AIDS,  chronic  renal  failure,  COPD  and rheumatoid  arthritis,  where inflammation has a significant impact and patients experience  loss of weight,  muscle  atrophy,  fatigue,  weakness and  decreased appetite.  The  results  of an animal  study  found a 75%  efficacy  rate in the treatment of mice with this condition.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 159, The Fair Value Option for Financial Assets and Financial  Liabilities -
Including  an  amendment  of FASB No. 115 ("FAS  159").  The  Statement  permits companies  to choose to measure many  financial  instruments  and certain  other items at fair value in order to mitigate  volatility in reported earnings caused by measuring related assets and liabilities  differently without having to apply complex  hedge  accounting  provisions.  FAS 159 is  effective  for the  Company beginning  January 1, 2008. The Company is currently  evaluating the impact,  if any, of FAS 159 on its operating results and financial position.

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

The product in the Cold Remedy segment, Cold-Eeze(R), has been clinically proven in two  double-blind  studies to reduce the severity and duration of common cold symptoms.  Accordingly,  factors  considered in estimating the appropriate sales returns and allowances for this product  include it being: a unique product with limited competitors;  competitively priced;  promoted;  unaffected for remaining shelf life as there is no expiration  date;  monitored  for inventory  levels at major customers and third-party  consumption data, such as Information Resources
Incorporated ("IRI").

At March 31, 2007 and December  31, 2006,  the Company  included  reductions  to accounts  receivable  for sales returns and allowances of $438,000 and $534,000,
respectively,  and  cash  discounts  of  $88,000  and  $154,000,   respectively.
Additionally,  current  liabilities  at March 31,  2007 and  December  31,  2006 include $694,745 and $861,186, respectively, for cooperative incentive promotion costs.

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

A one percent deviation for these consolidated  reserve provisions for the three month  periods  ended  March  31,  2007,  and 2006  would  affect  net  sales by approximately $104,000 and $117,000,  respectively.  A one percent deviation for cooperative  incentive promotions reserve provisions for the three month periods ended March 31, 2007 and 2006 would  affect net sales by  approximately  $66,000 and $62,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$112,000 and $113,000 at March 31, 2007 and December 31, 2006, respectively,  in the  event of  future  product  returns  following  the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises because the Company may incur substantial  research and development costs in its Ethical Pharmaceutical segment.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2006

Net sales for the three  month  period  ended  March 31,  2007 were  $9,077,876, reflecting a decrease of $1,188,162  over the net sales of  $10,266,038  for the comparable  three month  period ended March 31,  2006.  The Cold Remedy  segment reported net sales in the 2007 period of $5,540,640, an increase of $363,300, or
7.0%,  over the comparable  2006 period of  $5,177,340.  The Health and Wellness segment  reported  net sales in the 2007  period of  $2,927,925,  a decrease  of
$1,636,881,  or 35.9%,  over the net sales of $4,564,806 for the comparable 2006 period. The Contract Manufacturing segment reported net sales of $609,311 in the
2007 period compared to $523,892 in the comparable  2006 period,  an increase of
$85,419 or 16.3%.

The increase in cold remedy sales in the 2007 period is the result of a shift in buying  patterns by our customers to increase their low inventory  levels in the
2007 quarter. Customer inventory levels were high in the 2006 period as a result of unusually warm weather and a lower incidence of upper  respiratory  ailments.
The 2007 cold  season was  extended  as a result of  unseasonably  cold  weather during  the  early  part of 2007  also  resulting  in  increased  sales for this segment.

The Health and Wellness  segment's  net sales  decreased in the 2006 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor representatives.  Management has implemented corrective action which included  the  appointment  of a new  president  of this  segment  who has broad experience in this industry.

Net sales of the Contract  Manufacturing  segment  reported a small  increase in
2007.  The  primary  purpose  of  the  Contract   Manufacturing  segment  is  to
manufacture, warehouse and distribute COLD-EEZE(R), other contract manufacturing is  performed  for  non-related  third  party  entities  to  compensate  for the necessary fixed costs associated with this segment.

Cost of sales as a percentage  of net sales for the three months ended March 31,
2007 was 44.8% compared to 48.3% for the comparable  2006 period,  a decrease of
3.5%.  The Cold  Remedy  segment's  cost of sales in the 2007  period  was 34.4%
compared to 32.3% in the 2006 comparable  period,  an increase of 2.1%,  largely due to increased  freight costs and variations in product mix. The cost of sales for the Health and Wellness  segment  decreased  by 2.8% between  periods due to decreased independent distributor representatives commission expense, along with increased  product and freight costs. The Contract  Manufacturing  segment had a negative impact to cost of sales overall which is a factor of production  volume and fixed costs. On  consolidation  the cost of sales was favorably  affected by the change in mix of sales between segments having different costs.

Sales and marketing expense for the three month period ended March 31, 2007 were
$2,733,543,  an increase of $298,618 over the  comparable  2006 period amount of
$2,434,925.  The  increase was  primarily  due to  increased  media  advertising expense in 2007 of $544,138  mitigated  by reduced  product  promotion  costs of
$179,694.

General and administration costs for the three month period ended March 31, 2007 was  $3,212,155  compared  to  $3,705,761  for the 2006  period,  a decrease  of
$493,606  between  the  periods.  The  decrease  in 2007  was  primarily  due to decreased legal and insurance costs of $302,674 and $99,244, respectively.

Research and development costs during the three months ended March 31, 2007 were
$1,152,662 compared to $784,523 during the 2006 comparable period, reflecting an increase in 2007 of $368,139,  primarily as a result of increased Pharma segment costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $18,736,968 and $20,541,273 at March 31, 2007 and December 31, 2006,  respectively.  Changes in working  capital  overall have
been  primarily  due  to  the  following  items:  cash  balances   increased  by
$1,419,153;  account  receivable  balances,  net, decreased by $3,811,417 due to seasonal  factors and effective  collection  practices;  inventory  decreased by
$98,548  primarily  due to a slow down in sales  activity;  accrued  advertising decreased by $1,442,232 due to the seasonal nature of the  Cold-Remedy  segment, accrued royalties and sales commissions increased by $225,755 largely due to the effects of certain litigation in progress. Total cash balances at March 31, 2007 were $19,175,912 compared to $17,756,759 at December 31, 2006.

Management believes that its strategy to establish  Cold-Eeze(R) as a recognized brand name, its broader range of products, its diversified  distribution methods
as  it  relates  to  the  Health  and  Wellness   business   segment,   adequate
manufacturing  capacity,  and growth in international  sales,  together with its current  working  capital,  should provide an internal source of capital to fund the Company's business  operations.  Generally,  profitable  operations from the
Cold Remedy and Health and  Wellness  segments  contribute  current  expenditure support in  relation  to the  Ethical  Pharmaceutical  segment.  In  addition to anticipated funding from operations, the Company and its subsidiaries may in the short and long term raise capital  through the issuance of equity  securities to finance anticipated growth.

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

CAPITAL EXPENDITURES

Capital  expenditures  during  the  remainder  of 2007  are not  expected  to be material.

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

ITEM 4. CONTROLS AND PROCEDURES

Based on their  evaluation  as of the end of the period  covered by this report, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the  Company's  disclosure  controls  and  procedures  (as defined in Rules
13a-15 and 15d-15 under the  Securities  Exchange  Act of 1934,  as amended) are effective.  There have been no  significant  changes in internal  controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant  deficiencies  and  material  weaknesses.  The Company was deemed an
"accelerated  filer"  as such  term is  defined  pursuant  to Rule  12b-2 of the
Securities  Exchange  Act of 1934,  as amended,  as of the end of the  Company's fiscal year ended December 31, 2006. As an "accelerated  filer", the Company was required by the Sarbanes-Oxley Act of 2002, as amended, to include an assessment of its  internal  control  over  financial  reporting  and  attestation  from an independent  registered public accounting firm in its Annual Report on Form 10-K commencing  with the fiscal  year ended  December  31,  2006.  The  Company  has undergone a comprehensive  effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This has involved the documentation,  testing and review of our internal controls under the direction of senior management.

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

On  November  8, 2006,  the Court  entered an Order  dismissing  the case in its entirety  on the basis  that the  action  was  preempted  by  federal  law.  The plaintiffs  appealed the Court's decision in December,  2006. On March 22, 2007, the  Superior  Court  entered  a  scheduling  order  for  briefing.  On  May  1, plaintiffs/appellants filed their opening brief. The Company's brief in response is due on May 30, 2007.

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

At the present  time this matter is being  defended by the  Company's  liability insurance  carrier.  However,  the Company has been tendered the defense of this action for which there is no insurance. The Company is vigorously defending this lawsuit and  believes  that the action  lacks  merit.  However,  at this time no prediction as to the outcome of the case can be made.

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

At the present time this matter is being defended by the Company. Based upon the information  the  Company has at this time,  it  believes  the action is without merit. However, at this time no prediction as to the outcome can be made.

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

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor,  finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement.  The wording of the final Order granting  Innerlight's motion and rejecting Matrix's were entered by the  Court on April  10,  2007.  Matrix  has the  right to  appeal.  Matrix  has expressed its intent to appeal the Court's  summary  judgment ruling and related rulings, and has filed a motion to stay enforcement of the Court's order pending appeal,  and for an order excusing Matrix from the requirement of filing a bond.
Innerlight intends to oppose Matrix's motion and any appeal vigorously.

For the reasons  stated by the Court in the case, as well as for other  reasons, the Company believes that plaintiffs'  case on appeal lacks merit;  however,  no prediction as to the outcome of the appeal can be made.

                          TERMINATED LEGAL PROCEEDINGS

          ZANG ANGELFIRE, TRACEY ARVIN, SHANE HOHNSTEIN, TAMMY LAURENT,
                BARBARA SEOANE, DONNA SMALLEY, AND JOHN WILLIAMS
                           VS. THE QUIGLEY CORPORATION
             (PA. C.C.P., BUCKS COUNTY, DOCKET NO. 2004-07364-27-2)

On November 4, 2004, the above plaintiffs filed an action in the Court of Common
Pleas of Bucks County  against the Company.  The  complaint was amended on March
11, 2005.  The action alleged that the  plaintiffs  suffered  certain losses and injuries as a result of using the Company's nasal spray product.  The plaintiffs claimed  the  Company  was  liable to them based on the  following  allegations:
negligence,  strict products  liability  (failure to warn and defective design), breach of express warranty,  breach of implied warranty,  and a violation of the
Pennsylvania  Unfair  Trade  Practices  and  Consumer  Protection  Law and other consumer protection statutes.

These  actions were recently  settled at the direction of the insurance  carrier out of insurance proceeds.

         BRIGITTE YVON & KLAUS YVON VS. THE QUIGLEY CORPORATION, ET AL.

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
in which The Quigley  Corporation  formerly held stock.  On January 22, 2003 all shares of The Quigley Corporation stock were sold to Suncoast Naturals,  Inc. in return for stock of Suncoast  Naturals,  Inc. At the time of the  accident,  The
Quigley  Corporation  had no  ownership  interest in Caribbean  Pacific  Natural
Products,  Inc.  On April 26,  2007,  counsel  for all  parties  entered  into a
stipulation  for  partial   dismissal  without  prejudice  against  The  Quigley
Corporation.

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

Date: May 7, 2007

