Form 10-Q
period 2007-06-30
QUIGLEY CORP
filed 2007-08-02
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

For the quarterly period ended   June 30, 2007
                                 --------------

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

                                 (215) 345-0919
--------------------------------------------------------------------------------
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

As of July 31, 2007,  there were 12,684,633  shares of common stock,  $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
PART I - FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements                   3-15

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                16-26

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                    26

Item 4.     Controls and Procedures                                        26

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings                                            26-28

Item 4.     Submission of Matters to a Vote of Security Holders          28-29

Item 6.     Exhibits                                                       29

Signatures                                                                 30

                                       -2-

                                         PART I. FINANCIAL INFORMATION

ITEM 1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            THE QUIGLEY CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                     ASSETS                        June 30, 2007   December 31, 2006
                                                                                    (Unaudited)
                                                                                   -------------   -----------------
CURRENT ASSETS:

      Cash and cash equivalents                                                    $ 15,843,173      $ 17,756,759
      Accounts receivable (net of doubtful accounts of $247,297 and $275,636)         1,717,371         6,557,347
      Inventory                                                                       5,877,016         4,262,104
      Prepaid expenses and other current assets                                       1,039,391         1,217,097
                                                                                   ------------      ------------
          TOTAL CURRENT ASSETS                                                       24,476,951        29,793,307
                                                                                   ------------      ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                                   4,644,861         4,838,076
                                                                                   ------------      ------------

OTHER ASSETS                                                                            133,236           213,651
                                                                                   ------------      ------------

TOTAL ASSETS                                                                       $ 29,255,048      $ 34,845,034
                                                                                   ============      ============

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                                             $  1,420,540      $    885,648
      Accrued royalties and sales commissions                                         3,851,884         3,752,646
      Accrued advertising                                                               664,188         2,150,259
      Other current liabilities                                                       3,168,636         2,463,481
                                                                                   ------------      ------------
           TOTAL CURRENT LIABILITIES                                                  9,105,248         9,252,034
                                                                                   ------------      ------------

MINORITY INTEREST                                                                        68,263            63,563

COMMITMENTS AND CONTINGENCIES  (NOTE 6)

STOCKHOLDERS' EQUITY:

      Common stock, $.0005 par value; authorized 50,000,000;
        Issued: 17,330,686 and 17,330,686 shares                                          8,665             8,665
      Additional paid-in-capital                                                     37,362,453        37,362,453
      Retained earnings                                                               7,898,578        13,346,478
      Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost                 (25,188,159)      (25,188,159)
                                                                                   ------------      ------------
           TOTAL STOCKHOLDERS' EQUITY                                                20,081,537        25,529,437
                                                                                   ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 29,255,048      $ 34,845,034
                                                                                   ============      ============

                     See accompanying notes to condensed consolidated financial statements
                                                      -3-

                                                       THE QUIGLEY CORPORATION
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            (UNAUDITED)

                                                              Three Months Ended                           Six Months Ended
                                                     June 30, 2007         June 30, 2006         June 30, 2007         June 30, 2006
                                                     -------------         -------------         -------------         -------------

NET SALES                                            $  4,989,427          $  6,182,467          $ 14,067,303          $ 16,448,505
                                                     ------------          ------------          ------------          ------------

COST OF SALES                                           2,886,938             3,873,052             6,954,797             8,826,506
                                                     ------------          ------------          ------------          ------------

GROSS PROFIT                                            2,102,489             2,309,415             7,112,506             7,621,999
                                                     ------------          ------------          ------------          ------------

OPERATING EXPENSES:
      Sales and marketing                                 825,762             1,078,649             3,559,304             3,513,574
      Administration                                    3,471,056             3,100,378             6,683,211             6,806,139
      Research and development                          1,623,264               857,642             2,775,925             1,642,165
                                                     ------------          ------------          ------------          ------------
TOTAL OPERATING EXPENSES                                5,920,082             5,036,669            13,018,440            11,961,878
                                                     ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS                                   (3,817,593)           (2,727,254)           (5,905,934)           (4,339,879)
                                                     ------------          ------------          ------------          ------------

OTHER INCOME (EXPENSE)
      Interest and other income                           297,901               197,534               458,034               377,508
      Interest expense                                       --                    --                    --                 (21,644)
                                                     ------------          ------------          ------------          ------------

TOTAL OTHER INCOME (EXPENSE)                              297,901               197,534               458,034               355,864
                                                     ------------          ------------          ------------          ------------

LOSS FROM OPERATIONS BEFORE TAXES                      (3,519,692)           (2,529,720)           (5,447,900)           (3,984,015)
                                                     ------------          ------------          ------------          ------------

INCOME TAXES                                                 --                  88,599                  --                  88,599
                                                     ------------          ------------          ------------          ------------

NET LOSS                                             $ (3,519,692)         $ (2,618,319)         $ (5,447,900)         $ (4,072,614)
                                                     ============          ============          ============          ============

LOSS PER COMMON SHARE:
     Basic                                           $      (0.28)         $      (0.21)         $      (0.43)         $      (0.34)
                                                     ============          ============          ============          ============

     Diluted                                         $      (0.28)         $      (0.21)         $      (0.43)         $      (0.34)
                                                     ============          ============          ============          ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
      Basic                                            12,684,633            12,388,718            12,684,633            12,051,429
                                                     ============          ============          ============          ============

      Diluted                                          12,684,633            12,388,718            12,684,633            12,051,429
                                                     ============          ============          ============          ============

                                See accompanying notes to condensed consolidated financial statements
                                                                -4-

                             THE QUIGLEY CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Six Months Ended
                                                  June 30, 2007   June 30, 2006
                                                  -------------   -------------

NET CASH USED IN OPERATING ACTIVITIES             $ (1,584,675)   $   (633,331)
                                                  ------------    ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES           (328,911)       (310,292)
                                                  ------------    ------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES           --           118,849
                                                  ------------    ------------

NET DECREASE IN CASH                                (1,913,586)       (824,774)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD        17,756,759      16,885,170
                                                  ------------    ------------

CASH & CASH EQUIVALENTS, END OF PERIOD            $ 15,843,173    $ 16,060,396
                                                  ============    ============

    See accompanying notes to condensed consolidated financial statements
                                      -5-

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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of  operations  for the three and six month periods ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year or any other period.

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

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a  specific  reserve  for excess or obsolete inventory of $591,245 and $430,926 as of June 30, 2007 and December 31,
2006,  respectively.  Inventories  included raw  material,  work in progress and packaging  amounts of  approximately  $1,650,000 and $1,077,000 at June 30, 2007 and December 31, 2006,  respectively,  with the  remainder  comprising  finished goods.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2007. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 23% and
15% of sales volume for the  respective  three month periods ended June 30, 2007 and 2006 and 27% and 21% for the six month periods ended June 30, 2007 and 2006, respectively. Customers comprising the five largest accounts receivable balances represented 41% and 56% of total trade receivable  balances at June 30, 2007 and
December 31, 2006,  respectively.  During the six month  periods  ended June 30,
2007 and 2006,  approximately  14% and 13%,  respectively,  of the Company's net sales were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  51% and 41% of total  revenues  in the six  month periods  ended June 30,  2007 and 2006,  respectively.  The Health and  Wellness segment approximated 41% and 53%,  respectively,  for the six month periods. The
Contract  Manufacturing  segment approximated 8% and 6%,  respectively,  for the respective six month periods.

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

LONG-LIVED ASSETS

The Company reviews its long-lived  assets with definite lives for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable  through future cash flows.
If it is determined  that an impairment  loss has occurred based on the expected discounted cash flows compared to the related asset value, an impairment loss is recognized in the Statement of Operations.

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $376,646  for future  sales  returns and $316,310 for other allowances  as of June 30, 2007 and  $534,176 and $429,546 at December 31, 2006,
respectively.  The 2007 and 2006 reserve  balances  include a remaining  returns provision at June 30, 2007 and December 31, 2006 of  approximately  $112,000 and
$113,000,  respectively,  in the event of future product  returns  following the discontinuation of the Cold-Eeze(R) Cold Remedy Nasal Spray product in September
2004. The reserves also include an estimate of the  uncollectability of accounts receivable  resulting in a reserve of $247,297 and $275,636 at June 30, 2007 and
December 31, 2006, respectively.

COST OF SALES

For the Cold  Remedy  segment,  in  accordance  with  contract  terms,  payments calculated  based  upon  net  sales  collected  to  the  patent  holder  of  the
Cold-Eeze(R)  formulation amounting to $293,265 and $317,779  respectively,  for the six  month  periods  ended  June 30,  2007 and  2006  are  presented  in the financial statements as cost of sales (see also Note 4).

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

Accordingly, such distribution payments amounting to $997,928 and $1,849,324 for the  three  month  periods  ended  June 30,  2007 and  2006,  respectively,  and
$2,130,477  and  $3,902,038  for the six month  periods  ended June 30, 2007 and
2006, respectively, are presented in the financial statements as cost of sales.

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

No stock  options were granted in the six month  periods ended June 30, 2007 and
2006. All stock options granted prior to January 1, 2006 were fully vested.

ADVERTISING AND INCENTIVE PROMOTIONS

Advertising  and  incentive  promotion  costs are expensed  within the period in which they are utilized. Advertising and cooperative incentive promotion expense is comprised  of media  advertising,  presented  as part of sales and  marketing expense;  cooperative incentive promotion, which is accounted for as part of net sales;  and free  product,  which  is  accounted  for as part of cost of  sales.
Advertising  and incentive  promotion costs incurred for the three month periods ended June 30, 2007 and 2006 were $469,332 and $380,071,  respectively;  the six month cost for the  periods  ended June 30,  2007 and 2006 were  $3,059,748  and
$2,415,355,  respectively. Included in prepaid expenses and other current assets was zero and  $258,215 at June 30, 2007 and  December  31,  2006,  respectively, relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three  month  periods  ended  June 30,  2007 and 2006 were
$1,623,263 and $857,642, respectively; the six month costs for the periods ended
June  30,  2007  and  2006  were   $2,775,925  and   $1,642,165,   respectively.
Principally,  research  and  development  costs are  related to  Pharma's  study activities and costs associated with Cold-Eeze(R) products.

INCOME TAXES

The  Company  utilizes  the asset and  liability  approach  which  requires  the
recognition  of  deferred  tax  assets  and   liabilities  for  the  future  tax
consequences  of events that have been  recognized  in the  Company's  financial statements or tax returns.  In estimating future tax  consequences,  the Company generally  considers all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary
timing   differences   attributable   to  operations   and  the  tax  deductions
attributable to option,  warrant and stock  activities are assured,  a valuation allowance equaling the total deferred tax asset is being provided.  See Note 8 -
Income Taxes, for further discussion.

Effective January 1, 2007, the Company adopted Financial  Interpretation ("FIN")
No. 48,  ACCOUNTING FOR  UNCERTAINTY IN INCOME TAXES-AN  INTERPRETATION  OF FASB
STATEMENT NO. 109. This  interpretation  prescribes a recognition  threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains  a  two-step  approach  to  recognizing  and  measuring  uncertain  tax positions  accounted for in  accordance  with SFAS No. 109. The first step is to evaluate  the tax  position  for  recognition  by  determining  if the weight of available  evidence  indicates that it is more likely than not that the position will  be  sustained  on  audit,  including  resolution  of  related  appeals  or litigation  processes,  if any. The second step is to measure the tax benefit as the largest  amount which is more than fifty  percent  likely of being  realized
upon  ultimate   settlement.   The  interpretation  also  provides  guidance  on
derecognition,  classification,  interest and penalties,  and other matters. The adoption did not have an effect on the consolidated financial statements.

As a result of our  continuing  tax losses,  we have  recorded a full  valuation allowance against our net deferred tax asset. Additionally, we have not recorded a liability for unrecognized tax benefits subsequent to the adoption of FIN 48.

The  tax  years  2004-2006  remain  open  to  examination  by the  major  taxing jurisdictions to which we are subject.

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
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE  INTEREST  ENTITIES  ("VIE")  (FIN 46),  which it  supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all
Special  Purpose  Entities  ("SPEs")  at the end of the first  interim or annual reporting  period ending after  December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business  issuers  at the end of the first  interim or annual  reporting  period ending after March 15, 2004.  Effective  March 31, 2004, the Company adopted FIN
46R for VIE's formed prior to February 1, 2003. The Company has determined  that
Scandasystems,  a related party, qualifies as a variable interest entity and the
Company has  consolidated  Scandasystems  beginning with the quarter ended March
31,  2004.  Due to the  fact  that  the  Company  has no  long-term  contractual commitments or guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary, the Company recognized a minority interest of approximately  $68,263 and $63,563 on the  Consolidated  Balance  Sheets at June 30, 2007 and  December  31,  2006,
respectively,  which  represents  the  difference  between  the  assets  and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's Consolidated Balance Sheets at June 30, 2007
and  December  31,  2006,  respectively,  are $75,018 and $64,592 of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring  licenses and with  research  and  development  activities  in certain countries.

NOTE 4 - PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

The Company has maintained a separate  representation and distribution agreement relating to the development of the zinc gluconate  glycine product  formulation.
In return for exclusive  distribution rights, the Company must pay the developer a 3% royalty and a 2%  consulting  fee based on sales  collected,  less  certain deductions,  throughout the term of this  agreement,  which expired in May 2007.
However,  the  Company  and  the  developer  are in  litigation  and as  such no potential offset from such litigation for these fees have been recorded.

The expenses for the respective  periods relating to such agreement  amounted to
$35,269 and $75,265,  for the three month  periods ended June 30, 2007 and 2006, respectively;  the six month  costs for the period  ended June 30, 2007 and 2006 were $293,265 and $317,779, respectively.  Amounts accrued for these expenses at
June  30,  2007  and  December  31,  2006  were   $3,524,030   and   $3,230,765,
respectively, all non-related party balances.

NOTE 5 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $437,989  and  $234,208  related to accrued compensation at June 30, 2007 and December 31, 2006, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended June 30, 2007 and 2006 of  $88,096,  and  $85,003,  respectively;  the six month costs for the periods ended June 30, 2007 and 2006 were  $183,534 and $149,591,  respectively.
The  Company  has  approximate  future  obligations  over the next five years as follows:

              Research     Property
                 and       and Other
      Year   Development    Leases     Advertising     Other       Total
      ---------------------------------------------------------------------
      2007   $2,616,744   $   91,633   $  286,000   $  241,250   $3,235,627
      2008      290,307      191,137         --           --        481,444
      2009         --        103,087         --           --        103,087
      2010         --           --           --           --           --
      2011         --           --           --           --           --
      2012         --           --           --           --           --
      ----   ----------   ----------   ----------   ----------   ----------
      Total  $2,907,051   $  385,857   $  286,000   $  241,250   $3,820,158
      ----   ----------   ----------   ----------   ----------   ----------

Additional  advertising  and research and  development  costs are expected to be incurred during the remainder of 2007.

The Company has an  agreement  with the former  owners of the Utah based  direct marketing  and selling  company,  whereby the former  owners  receive  payments,
currently  totaling  5%  of  net  sales  collected,   for  product  exclusivity,
consulting,    marketing   presentations,    confidentiality   and   non-compete
arrangements.  However,  the Company and the former owners are in litigation and as such no  potential  offset  from such  litigation  for  these  fees have been recorded.  Amounts paid or payable under such  agreement  during the three month periods ended June 30, 2007 and 2006, were $103,091 and $167,448,  respectively;
the six month costs for periods  ended June 30, 2007 and 2006 were  $211,697 and
$358,087, respectively.  Amounts payable under such agreement, included in other current  liabilities,  at June 30, 2007 and December 31, 2006 were  $739,974 and
$528,990, respectively.

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

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor,  finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement.  Innerlight shipped the  product to Matrix,  but Matrix  refused to accept it. The Court  ruled that
Innerlight met its requirement to return the product.

Matrix has appealed the Court's  summary  judgment  ruling and related  rulings.
Judgment was entered for Innerlight,  and against  Matrix,  on June 25, 2007, in the  amount  of  $203,292.72  with  interest.  Matrix  filed  a  motion  to stay enforcement  of the Court's  order  pending  appeal,  and for an order  excusing
Matrix  from the  requirement  of  filing a bond.  Innerlight  opposed  Matrix's motion.  The  Court  denied  Matrix's  motion  and  set  bond  requirements  and deadlines.

The Company  believes that Matrix's  appeal is without merit.  However,  at this time, no prediction as to the outcome can be made.

                INNERLIGHT INC. VS. READYCASH HOLDINGS, LLC. AND
                   GLOBAL TRADE SOLUTIONS, INC. DBA READYCASH
          (FOURTH JUDICIAL DISTRICT COURT, UTAH COUNTY, STATE OF UTAH)

On April 20, 2007,  Innerlight filed a complaint against Global Trade Solutions,
Inc, dba ReadyCash,  and against ReadyCash  Holdings,  LLC, asserting claims for breach of  contract  and the implied  covenant  of good faith and fair  dealing, unjust  enrichment,  conversion,  constructive  trust  and  for  an  accounting.
ReadyCash answered, denying liability and asserting a counterclaim for breach of contract  and the implied  covenant of good faith and fair  dealing,  and unjust enrichment.  Innerlight answered the counterclaim,  denying liability. Discovery in the case has not yet begun.

The Company  believes that ReadyCash  Holdings,  LLC's and Global Trading Inc.'s counterclaim is without merit and intends to vigorously  defend this action.  At this time no prediction can be made as to the outcome of this case.

                          TERMINATED LEGAL PROCEEDINGS

          BRIGITTE YVON KLAUS YVON VS. THE QUIGLEY CORPORATION, ET AL.

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
in which The Quigley  Corporation  formerly held stock. On January 22, 2003, all shares of The Quigley Corporation stock were sold to Suncoast Naturals,  Inc. in return for stock of Suncoast  Naturals,  Inc. At the time of the  accident,  The
Quigley  Corporation  had no  ownership  interest in Caribbean  Pacific  Natural
Products,  Inc. On April 26, 2007, the complaint against The Quigley Corporation was withdrawn without prejudice.

        ZANG ANGELFIRE, TRACEY ARVIN, RAYMOND BELL, JEFFREY BROWN, SHANE
        HOHNSTEEM, TAMMY LAURENT, KRISTI MARTIN, LARRY RICHARDSON, LARRY
         RIGSBY, BARBARA SEOANE, DONNA SMALLEY, MARJORIE VAN BENTHEM AND
          JOHN WILLIAMS VS. THE QUIGLEY CORPORATION (Pa. C.C.P., Bucks
                      County, Docket No.: 2004-07364-27-2)

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against the Company.  The  complaint was amended on March 11, 2005,  to add an  additional  eight (8)  plaintiffs  in the action. Subsequently, two plaintiffs dismissed their suit, leaving thirteen (13)
plaintiffs remaining.  The action alleges the plaintiffs suffered certain losses and  injuries  as a result of using  the  Company's  nasal  spray  product.  The plaintiffs  claim  the  Company  is  liable  to  them  based  on  the  following
allegations:   negligence,  strict  products  liability  (failure  to  warn  and defective design), breach of express warranty,  breach of implied warrant, and a violation of the Pennsylvania Unfair Trade Practices and Consumer Protection Law
and other consumer protection statutes. These cases were recently settled at the direction of the insurance carrier out of insurance proceeds.

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
Plaintiffs'  complaint  consists  of  counts  for  negligence,  strict  products liability  (failure to warn),  strict  products  liability  (defective  design), breach of express and implied warranties,  and violations under the Pennsylvania
Unfair Trade Practices and Consumer Protection Law and other consumer protection statutes.  The Dominic  Dominijanni and Murray Lou Rogers claims were settled at the direction of the carrier with both insurance  proceeds and company proceeds.
The settlement  contribution  by the Company is a portion of the Company's claim against Wachovia  Insurance  Services,  Inc. and First Union Insurance  Services
Agency, Inc.

The Vint Payne, Sonja  Forsberg-Williams and Randy Stover claims were settled at the direction of the carrier out of the insurance proceeds.

          GREG SCRAGG VS. THE QUIGLEY CORPORATION, ET AL. (U.S.D.C., D.
                       Colo. Docket No.: 06-00061 LTB-CBS)

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

This case was turned over to The Quigley  Corporation for defense and settlement and was settled for less than the cost of defense after discovery was completed.
The cost of defense and the settlement remain claims against Wachovia  Insurance
Services,  Inc. and First Union Insurance  Services  Agency,  Inc. The Company's
claim  against  Wachovia  Insurance  Services,  Inc.  and First Union  Insurance
Services  Agency,  Inc. is for negligence  and for equitable  insurance for this claim because of the  exhaustion of the underlying  limits  pertaining to it. At this  time no  prediction  as to the  outcome  of the  action  against  Wachovia
Insurance Services,  Inc. and First Union Insurance Services Agency, Inc. can be
made.

         THE MATRIX GROUP, LLC VS. INNERLIGHT, INC. (U.S. DISTRICT COURT
                      FOR THE SOUTHERN DISTRICT OF FLORIDA)

On July 6, 2006, The Matrix Group,  LLC commenced an action against  Innerlight,
Inc. in the United States  District Court for the Southern  District of Florida.
The  action  brought  by The  Matrix  Group,  LLC  relates to the same facts and circumstances  as the  action  commenced  in March of 2006 by  Innerlight,  Inc.
against The Matrix Group,  LLC in Utah County,  Utah.  The Matrix Group,  LLC is
claiming that according to the terms of the alleged contract, Innerlight has the obligation  to purchase  $28,750,000  of  additional  product from April 6, 2006 through  October  17,  2013 and that The  Matrix  Group,  LLC is  entitled  to a judgment against Innerlight, Inc. for alleged obligations to purchase product in the amount of $744,050  from the period of October 18,  2005  through  April 17,
2006. The United States District Court for the Southern  District of Florida has
dismissed without prejudice this action.

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
June 30, 2007,  4,159,191  shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share. No shares were  repurchased  during 2006, or 2007 to date.

During the six months ended June 30, 2007,  no options or warrants  were granted or exercised.

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

                       Three Months Ended          Six Months Ended          Three Months Ended         Six Months Ended
                         June 30, 2007              June 30, 2007              June 30, 2006             June 30, 2006
                     Loss   Shares     EPS      Loss   Shares     EPS      Loss   Shares     EPS     Loss   Shares     EPS
                    ---------------------------------------------------------------------------------------------------------

Basic EPS           $(3.5)   12.7    $(0.28)   $(5.4)   12.7    $(0.43)   $(2.6)   12.4   $(0.21)   $(4.1)   12.1     $(0.34)
Dilutives:
Options/Warrants      --      --       --        --      --       --        --      --      --        --      --        --
                    -----    ----    ------    -----    ----    ------    -----    ----   ------    -----    ----     ------

Diluted EPS         $(3.5)   12.7    $(0.28)   $(5.4)   12.7    $(0.43)   $(2.6)   12.4   $(0.21)   $(4.1)   12.1     $(0.34)
                    =====    ====    ======    =====    ====    ======    =====    ====   ======    =====    ====     ======

Options and warrants  outstanding  at June 30, 2007 and 2006 were  3,047,000 and
3,761,750  respectively.  They were not included in the  computation  of diluted earnings  for  the  periods  with  a  net  loss  because  the  effect  would  be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's Chief Executive  Officer.  Fees amounting to $7,500 and $38,250 have been paid to a related entity during the three month periods ended June 30,
2007 and 2006,  respectively,  and the amounts for the six month  periods  ended
June 30, 2007 and 2006 were $38,250 and $91,500, respectively.  This expenditure is used to assist with the regulatory aspects of obtaining such licenses.

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

------------------------------------------------------------------------------------------------------------------------------
For the three months ended            Cold           Health         Contract         Ethical        Corporate
June 30, 2007                        Remedy       and Wellness    Manufacturing   Pharmaceutical     & Other         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic              $ 1,698,774     $ 1,768,938     $   518,372            --              --       $ 3,986,084
  Customers-international                --         1,003,343            --              --              --         1,003,343
  Inter-segment                          --              --         1,239,391            --       $(1,239,391)           --
Segment operating profit (loss)   $(1,394,622)    $  (198,542)    $  (226,583)    $(1,743,910)    $  (253,936)    $(3,817,593)

------------------------------------------------------------------------------------------------------------------------------
For the six months ended              Cold           Health         Contract         Ethical        Corporate
June 30, 2007                        Remedy       and Wellness    Manufacturing   Pharmaceutical     & Other         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic             $  7,239,414    $  3,706,793    $  1,127,683            --              --      $ 12,073,890
  Customers-international                --         1,993,413            --              --              --         1,993,413
  Inter-segment                          --              --         2,422,741            --      $ (2,422,741)           --
Segment operating profit (loss)  $ (1,854,552)   $   (437,645)   $   (453,256)   $ (2,998,779)   $   (161,702)   $ (5,905,934)

------------------------------------------------------------------------------------------------------------------------------
For the three months ended            Cold           Health         Contract         Ethical        Corporate
June 30, 2006                        Remedy       and Wellness    Manufacturing   Pharmaceutical     & Other         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic              $ 1,529,652     $ 3,304,323     $   437,625            --              --       $ 5,271,600
  Customers-international                --           910,867            --              --              --           910,867
  Inter-segment                          --              --         1,142,456            --       $(1,142,456)           --
Segment operating profit (loss)   $(1,039,085)    $  (168,123)    $  (256,057)    $  (992,168)    $  (271,821)    $(2,727,254)

------------------------------------------------------------------------------------------------------------------------------
For the six months ended              Cold           Health         Contract         Ethical        Corporate
June 30, 2007                        Remedy       and Wellness    Manufacturing   Pharmaceutical     & Other         Total
------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic             $  6,706,992    $  6,721,212    $    961,517            --              --      $ 14,389,721
  Customers-international                --         2,058,784            --              --              --         2,058,784
  Inter-segment                          --              --         2,735,584            --      $ (2,735,584)           --
Segment operating profit (loss)  $ (1,331,957)   $   (386,495)   $   (438,886)   $ (1,869,129)   $   (313,412)   $ (4,339,879)

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

The Cold-Remedy  segment reported an increase in net sales in the second quarter and year to date 2007 of $169,122 and $532,422, respectively, as compared to the same periods in 2006.  This  increase may be due to a return to normal  customer purchase patterns after seasonal purchasing adjustments made during 2006.

During the first half of 2007 the Company  introduced two new COLD-EEZE(R) brand extensions,  which will be  available  during the third  quarter of 2007.  These brand  extensions are Organix(TM)  Cough and Sore Throat Drops and  COLD-EEZE(R)
Immune Support Complex-10.  Organix Cough and Sore Throat Drops is a proprietary product manufactured in the Company's certified organic manufacturing  facility,
the  first   facility  of  its  kind  to  obtain  USDA  organic   certification.
COLD-EEZE(R)  Immune  Support  Complex-10  will  compete in the  growing  immune boosting dietary supplement marketplace.

The  Contract  Manufacturing  segment  reported  an increase in net sales in the second quarter and year to date 2007 of $80,747 and $166,166,  respectively,  as compared  to sales in the 2006  comparative  periods.  The main  reason  for the increase in sales was due to fluctuating  contract  manufacturing sales to third party customers.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through  a  network  of  independent  distributor representatives.  Darius  is  a  direct  selling  organization  specializing  in proprietary health and wellness  products.  The formation of Darius has provided diversification  to the Company in both the method of product  distribution  and the broader range of products available to the marketplace, serving as a balance to the seasonal  revenue cycles of the  Cold-Eeze(R)  branded  products.  In the second quarter and year to date 2007,  this segment  reported a reduction in net sales of  $1,442,909  and  $3,079,790,  respectively.  Sales in the 2007 periods
reflect   the   continued   reduction   in   active   independent    distributor
representatives. The performance of this segment may also be negatively affected by current litigation with the sponsor of the segment's product line. During the third quarter of 2006 the Company  implemented  a plan of corrective  action for this segment, part of which was the appointment of a new president who has broad experience in this industry.

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
The  Company   continues  to  invest   significantly  in  ongoing  research  and
development  activities of this segment.  Such investment amounted to $1,743,910 and  $2,998,779  in the second  quarter of 2007 and year to date,  respectively, compared to $992,168 and $1,869,129 in the 2006 comparative periods.

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

Patents and  chronological  summary of QR formulations,  which may or may not be areas of current focus, are:

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

QR-333 - In April 2002,  the  Company  initiated a Phase II (b) Proof of Concept
Study in France for  treatment of diabetic  neuropathy,  which was  concluded in
2003.  In April 2003,  the Company  announced  that an  independently  monitored analysis  of the Phase II (b) Proof of Concept  Study  concluded  that  subjects using this formulation had 67% of their symptoms improve,  suggesting  efficacy.
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

The Company also  announced that in  anticipation  of receiving this IND, it had previously held its investigators  meeting to organize its multi-center Phase II
(b) trials.  This would allow the Company to begin these trials as soon as study drug is available.

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
Pharmacokinetics   Study  Of  QR-333  In  Subjects  With   Diabetic   Peripheral
Neuropathy",  demonstrated  that QR-333 can be  administered  safely to patients suffering from diabetic peripheral neuropathy and it would proceed to conducting
Phase II (b) clinical  trials.  The essential CMC (Chemistry  Manufacturing  and
Controls) stage would provide the Company with the necessary  information needed to  produce  larger  quantities  of drug for the  Phase II (b)  trial  involving approximately 180 patients.

The  pharmacokinetics  trial was the first study in the U.S. conducted under the
FDA  issued  IND.  The  positive  data  showed  that  QR-333 is safe,  it is not systemically  absorbed and it is well  tolerated  after  multiple  doses.  These findings are consistent  with prior animal  toxicity data and the human proof of concept study performed in France.

In November  2006, the Company  announced that patient  enrollment in a Phase II
(b) multi  center  clinical  study of QR-333 for the  treatment  of  symptomatic
Diabetic Peripheral Neuropathy (DPN) had commenced.  The Phase II (b) trial will evaluate the safety and efficacy of QR-333 applied three times daily compared to placebo-treated  patients over 12 weeks.  Efficacy will be determined by Symptom
Assessment  Scores,  a Visual  Analogy  Scale  (VAS),  Quality of Life and Sleep
Questionnaires.   Safety  will  be  determined  by  medical  history,   physical
examination,  vital signs,  12-lead ECG,  laboratory  tests and nerve conduction studies. The study will involve 150-180 randomized male and female patients with
Type 1 & 2 diabetes,  as defined by the ADA (American Diabetes  Association) and distal symmetric diabetic polyneuropathy.

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

QR-441(a) - In November  2005,  the Company was assigned  nine INADs for a broad anti-viral agent by the Center for Veterinary  Medicine of the FDA. Eight of the
INADs are for  investigating  the compound  use against  avian flu H5N1 virus in chickens,  turkeys,  ducks,  pigs,  horses,  dogs,  cats and non-food  birds. In
January  2006,  a ninth INAD was  assigned  for  investigating  its compound for treating  arthritis in dogs.  In March 2006,  the Company  announced  that it is planning a series of  controlled  experiments  designed  to test its all natural broad spectrum anti-viral compound in poultry stocks. The Company also announced that Dr. Timothy S. Cummings,  MS, DVM, ACPV Clinical  Poultry  Professor at the
College of Veterinary  Medicine at  Mississippi  State  University and Thomas G.
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

On June 20, 2007, the Company  announced that it had completed a follow-up study to  evaluate  the  impact of QR-443  on  levels of a  pro-inflammatory  cytokine
Interleukin-6  (IL-6)  in  a  cachexia  model.  This  new  data  concluded  that responding mice had lower levels of serum IL-6 when  administered  QR-443 orally than mice that  received  placebo.  This  reduction in IL-6 suggests a method of action for the delayed onset and reduced  severity of cachexia  observed in this study as well as the previously conducted cachexia model study.

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

At June 30, 2007 and December  31,  2006,  the Company  included  reductions  to accounts  receivable  for sales returns and allowances of $377,000 and $534,000,
respectively,  and  cash  discounts  of  $69,000  and  $154,000,   respectively.
Additionally, current liabilities at June 30, 2007 and December 31, 2006 include
$610,117 and $861,186, respectively, for cooperative incentive promotion costs.

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

A one percent deviation for these consolidated  reserve provisions for the three month  periods  ended  June  30,  2007,  and  2006  would  affect  net  sales by approximately $58,000 and $69,000, respectively, and the six month periods ended
June 30, 2007 and 2006 by approximately $161,000 and $186,000,  respectively.  A one percent deviation for cooperative incentive promotion reserve provisions for the three month  periods  ended June 30, 2007 and 2006 would affect net sales by approximately $23,000 and $20,000, respectively, and the six month periods ended
June 30, 2007 and 2006 by approximately $89,000 and $81,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$112,000 and $113,000 at June 30, 2007 and December 31, 2006,  respectively,  in the  event of  future  product  returns  following  the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises  largely  due  to  substantial  research  and  development  costs  in the
Company's Ethical Pharmaceutical segment.

THREE MONTHS ENDED JUNE 30, 2007 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2006

Net  sales for the three  month  period  ended  June 30,  2007 were  $4,989,427, reflecting a decrease of  $1,193,040  over the net sales of  $6,182,467  for the comparable  three month  period  ended June 30,  2006.  The Cold Remedy  segment reported net sales in the 2007 period of $1,698,774, an increase of $169,122, or
11.1%,  over the comparable  2006 period of $1,529,652.  The Health and Wellness segment  reported  net sales in the 2007  period of  $2,772,281,  a decrease  of
$1,442,909,  or 34.2%,  over the net sales of $4,215,190 for the comparable 2006 period. The Contract Manufacturing segment reported net sales of $518,372 in the
2007 period compared to $437,625 in the comparable  2006 period,  an increase of
$80,747 or 18.5%.

The increase in the sales of the Cold Remedy segment in the 2007 period reflects a  return  to  normal  customer  purchase  patterns  after  seasonal  purchasing adjustment made during 2006.

The Health and Wellness  segment's  net sales  decreased in the 2007 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor  representatives  and  current  litigation  with the  sponsor of the segment's product line.  Corrective actions continue to be the ongoing focus for this  segment to resolve the  litigation  and to  increase  the number of active independent  distributor  representatives  with the goal to  increase  sales and return to profitability.

Net sales of the Contract  Manufacturing  segment  reported a small  increase in
2007.  The  primary  purpose  of  the  Contract   Manufacturing  segment  is  to
manufacture, warehouse and distribute Cold-Eeze(R). Other contract manufacturing is  performed  for  non-related  third  party  entities  to  compensate  for the necessary fixed costs associated with this segment.

Cost of sales as a  percentage  of net sales for the three months ended June 30,
2007 was 57.9% compared to 62.6% for the comparable  2006 period,  a decrease of
4.7%.  The Cold  Remedy  segment's  cost of sales in the 2007  period  was 37.3%
compared to 38.8% in the 2006 comparable  period, a decrease of 1.5%, due to the discontinuation of royalty costs to the developer of the Cold-Eeze(R) product in
May 2007 and the  effects of a lower  ratio of net to gross  sales.  The cost of sales for the Health and Wellness  segment  decreased  by 7.5%  between  periods primarily due a reduction in the independent distributor  representatives costs.
The  Contract  Manufacturing  segment  had a  negative  impact  to cost of sales overall largely due to the cost of obsolete inventory. On consolidation the cost of sales was  favorably  affected by the mix of sales  between  segments  having different costs.

Sales and marketing  expense for the three month period ended June 30, 2007 were
$825,762,  a decrease  of $252,887  over the  comparable  2006 period  amount of
$1,078,649.  The decrease was primarily due to decreased outside  advertising of
$79,000 and reduced  payroll costs  between the periods of $139,000,  the latter primarily related to the Health and Wellness segment's reduced sales activity.

General and administration  costs for the three month period ended June 30, 2007 was  $3,471,056  compared  to  $3,100,378  for the 2006  period,  an increase of
$370,678  between  the  periods.  The  increase  in 2007  was  primarily  due to increased legal costs of $507,000 and reduced insurance costs of $112,000.

Research and development  costs during the three months ended June 30, 2007 were
$1,623,264 compared to $857,642 during the 2006 comparable period, reflecting an increase in 2007 of $765,622,  primarily as a result of increased Pharma segment costs  largely  associated  with  Phase  II(b) clinical  studies  for QR-333, an investigational  new drug  for  treating  conditions  associated  with  diabetic peripheral neuropathy.

SIX MONTHS ENDED JUNE 30, 2007 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2006

Net  sales for the six  month  period  ended  June 30,  2007  were  $14,067,303, reflecting a decrease of $2,381,202  over the net sales of  $16,448,505  for the comparable  six month  period  ended  June 30,  2006.  The Cold  Remedy  segment reported net sales in 2007 of $7,239,414, an increase of $532,422, or 7.9%, over the  comparable  2006  period of  $6,706,992.  The Health and  Wellness  segment reported net sales in 2007 of $5,700,206,  a reduction of $3,079,790,  or 35.1%, over the net sales of $8,779,996  for the comparable  2006 period.  The Contract

Manufacturing  segment  reported  net sales of  $1,127,683  in the 2007  period, compared to $961,517 in the 2006 an increase of $166,166 or 17.3%.

The increase in Cold Remedy  segment  sales in 2007  reflects a return to normal purchasing  patterns  by our  customers  following  a period  of their  reducing inventory levels in 2006. Additionally, the earlier part of 2007 appears to have benefited from a longer than normal cold season.

The Health and Wellness  segment's  net sales  decreased in the 2007 period as a
result  of  the  continued   reduction  in  the  number  of  active  independent
distributor representatives. Segment sales have also been negatively impacted by current  litigation with the sponsor of the segment's  product line.  Corrective actions necessary to resolve litigation issues and address the changes in active independent  distributor  representatives  continue  to be the  focus  for  this segment.

Net sales of the  Contract  Manufacturing  segment  increased  year to date 2007
largely  as  a  result  of   pursuing   third   party   contract   manufacturing
opportunities.  The primary purpose of the Contract  Manufacturing segment is to
manufacture   Cold-Eeze(R).   Other  contract  manufacturing  is  performed  for
non-related  third party  entities to compensate  for the necessary  fixed costs associated with this segment.

Cost of sales as a  percentage  of net sales for the six  months  ended June 30,
2007 was 49.4% compared to 53.7% for the comparable  2006 period,  a decrease of
4.3%.  The Cold  Remedy  segment's  cost of sales in the 2007  period  was 35.1%
compared to 33.8% in the 2006 comparable period, an increase of 1.3%, due to the discontinuation of royalty costs to the developer of the Cold-Eeze(R) product in
May 2007 with  offset due to the effects of product  mix.  The cost of sales for the Health and Wellness segment  decreased by 5.1% between periods primarily due to reduction in independent  distributor  representatives costs and product mix.
The  Contract  Manufacturing  segment  had a  negative  impact  to cost of sales overall largely due to the cost of obsolete inventory. On consolidation the cost of sales was  favorably  affected by the mix of sales  between  segments  having different costs.

Sales and  marketing  expense for the six month  period ended June 30, 2007 were
$3,559,304,  an increase of $45,730 over the  comparable  2006 period  amount of
$3,513,574. The increase was primarily due to increased media advertising in the
2007 period of $466,308,  particularly in support of the Cold-Eeze(R)  products, and  increased  brokers'  commission  of $117,540,  largely  related to the Cold
Remedy segment,  and was offset by decreased  product marketing and promotion of
$223,101  primarily  due to cold remedy  professional  sampling and  promotional activity in the 2006 period, and decreased payroll costs of $221,822, the latter primarily due to reduced sales activity with the Health and Wellness  segment in
2007.

General and  administration  costs for the six month  period ended June 30, 2007 was  $6,683,211  compared to $6,806,139  during the 2006 period,  representing a decrease of $122,928 between the periods. The decrease in 2007 was primarily due to  increased  legal costs of $204,212,  increased  other  professional  fees of
$132,862 due to the engagement of investment  banking  services in 2007, and was offset by decreased  insurance  costs of $211,173.  Darius  consulting  and bank charges were reduced by $134,404 and $92,847,  for the six month  periods  ended
June 30,  2007 and 2006,  respectively,  which  expenses  are  related  to sales activity.

Research  and  development  costs during the six months ended June 30, 2007 were
$2,775,925 compared to $1,642,165 during the 2006 comparable period,  reflecting an increase in 2007 of  $1,133,760,  primarily as a result of  increased  Pharma segment costs largely  associated with Phase II(b) clinical  studies for QR-333, an  investigational  new drug for treating  conditions  associated with diabetic peripheral neuropathy.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $15,371,703 and $20,541,273 at June 30, 2007 and December 31, 2006,  respectively.  Changes in working  capital  overall have
been  primarily  due  to  the  following  items:  cash  balances   decreased  by
$1,913,586;  account receivable balances decreased by $4,839,976 due to seasonal factors and effective  collection  practices;  inventory increased by $1,614,912 largely  due  to the  new  product  launches  planned  for  July  2007;  accrued
advertising   decreased  by  $1,486,071  due  to  the  seasonal  nature  of  the
Cold-Remedy  segment,  accrued  royalties  and sales  commissions  increased  by
$99,238 largely due to the effects of certain litigation in progress. Total cash balances at June 30, 2007 were  $15,843,173  compared to $17,756,759 at December
31,  2006.  Other  current  liabilities  increased  by  $705,155  mainly  due to increased research and development and legal balances.

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

ITEM 4.     CONTROLS AND PROCEDURES

      Based on their  evaluation  as of the end of the  period  covered  by this report,  the Company's Chief Executive  Officer and Chief Financial Officer have concluded that the Company's  disclosure  controls and procedures (as defined in
Rules 13a-15 and 15d-15 under the  Securities  Exchange Act of 1934, as amended)
are effective. There have been no significant changes in internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant  deficiencies  and  material  weaknesses.  The Company was deemed an
"accelerated  filer"  as such  term is  defined  pursuant  to Rule  12b-2 of the
Securities  Exchange  Act of 1934,  as amended,  as of the end of the  Company's fiscal year ended December 31, 2006. As an "accelerated  filer", the Company was required by the Sarbanes-Oxley Act of 2002, as amended, to include an assessment of its  internal  control  over  financial  reporting  and  attestation  from an independent  registered public accounting firm in its Annual Report on Form 10-K commencing  with the fiscal  year ended  December  31,  2006.  The  Company  has undergone an ongoing  comprehensive  effort in preparation  for compliance  with
Section  404  of  the   Sarbanes-Oxley  Act  of  2002.  This  has  involved  the
documentation,  testing and review of our internal  controls under the direction of senior management.

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

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor,  finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement.  Innerlight shipped the  product to Matrix,  but Matrix  refused to accept it. The Court  ruled that
Innerlight met its requirement to return the product.

Matrix has appealed the Court's  summary  judgment  ruling and related  rulings.
Judgment was entered for Innerlight,  and against  Matrix,  on June 25, 2007, in the  amount  of  $203,292.72  with  interest.  Matrix  filed  a  motion  to stay enforcement  of the Court's  order  pending  appeal,  and for an order  excusing
Matrix  from the  requirement  of  filing a bond.  Innerlight  opposed  Matrix's motion.  The  Court  denied  Matrix's  motion  and  set  bond  requirements  and deadlines.

The Company  believes that Matrix's  appeal is without merit.  However,  at this time, no prediction as to the outcome can be made.

                INNERLIGHT INC. VS. READYCASH HOLDINGS, LLC. AND
                   GLOBAL TRADE SOLUTIONS, INC. DBA READYCASH
          (FOURTH JUDICIAL DISTRICT COURT, UTAH COUNTY, STATE OF UTAH)

On April 20, 2007,  Innerlight filed a complaint against Global Trade Solutions,
Inc, dba ReadyCash,  and against ReadyCash  Holdings,  LLC, asserting claims for breach of  contract  and the implied  covenant  of good faith and fair  dealing, unjust  enrichment,  conversion,  constructive  trust  and  for  an  accounting.
ReadyCash answered, denying liability and asserting a counterclaim for breach of contract  and the implied  covenant of good faith and fair  dealing,  and unjust enrichment.  Innerlight answered the counterclaim,  denying liability. Discovery in the case has not yet begun.

The Company  believes that ReadyCash  Holdings,  LLC's and Global Trading Inc.'s counterclaim is without merit and intends to vigorously  defend this action.  At this time no prediction can be made as to the outcome of this case.

                          TERMINATED LEGAL PROCEEDINGS

          BRIGITTE YVON KLAUS YVON VS. THE QUIGLEY CORPORATION, ET AL.

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
in which The Quigley  Corporation  formerly held stock. On January 22, 2003, all shares of The Quigley Corporation stock were sold to Suncoast Naturals,  Inc. in return for stock of Suncoast  Naturals,  Inc. At the time of the  accident,  The
Quigley  Corporation  had no  ownership  interest in Caribbean  Pacific  Natural
Products,  Inc. On April 26, 2007, the complaint against The Quigley Corporation was withdrawn without prejudice.

        ZANG ANGELFIRE, TRACEY ARVIN, RAYMOND BELL, JEFFREY BROWN, SHANE
        HOHNSTEEM, TAMMY LAURENT, KRISTI MARTIN, LARRY RICHARDSON, LARRY
         RIGSBY, BARBARA SEOANE, DONNA SMALLEY, MARJORIE VAN BENTHEM AND
          JOHN WILLIAMS VS. THE QUIGLEY CORPORATION (Pa. C.C.P., Bucks
                      County, Docket No.: 2004-07364-27-2)

On November 4, 2004, seven (7) plaintiffs filed an action in the Court of Common
Pleas of Bucks  County,  Pennsylvania,  against the Company.  The  complaint was amended on March 11, 2005,  to add an  additional  eight (8)  plaintiffs  in the action. Subsequently, two plaintiffs dismissed their suit, leaving thirteen (13)
plaintiffs remaining.

The action  alleges the  plaintiffs  suffered  certain  losses and injuries as a result of using the Company's  nasal spray  product.  The  plaintiffs  claim the
Company is liable to them based on the following allegations: negligence, strict products  liability  (failure to warn and defective  design),  breach of express warranty,  breach of implied warrant, and a violation of the Pennsylvania Unfair
Trade  Practices  and  Consumer  Protection  Law and other  consumer  protection statutes.  These cases were  recently  settled at the direction of the insurance carrier out of insurance proceeds.

        DOMINIC DOMINIJANNI, SONJA FORSBERG-WILLIAMS, VINT PAYNE, MURRAY
          LOU ROGERS, AND RANDY STOVER VS. THE QUIGLEY CORPORATION (Pa.
        C.C.P., Bucks County, Docket No.: 060013427-1; Consolidated Under
                          Docket No.: 2004-07364-27-2)

On January 6, 2006,  five (5) plaintiffs  filed an action in the Court of Common
Pleas of Bucks County, Pennsylvania, against the Company. The action alleges the plaintiffs  suffered  certain  losses  and  injuries  as a result  of using  the
Company's  nasal  spray  product.  The  complaint  was served on the  Company on
January 31,  2006.  Plaintiffs'  complaint  consists  of counts for  negligence,
strict  products  liability   (failure  to  warn),   strict  products  liability
(defective  design),  breach of express and implied  warranties,  and violations under the  Pennsylvania  Unfair Trade Practices and Consumer  Protection Law and
other  consumer  protection  statutes.  The Dominic  Dominijanni  and Murray Lou
Rogers claims were settled at the  direction of the carrier with both  insurance proceeds and company proceeds.  The settlement  contribution by the Company is a portion of the Company's claim against  Wachovia  Insurance  Services,  Inc. and
First Union Insurance Services Agency, Inc.

The Vint Payne, Sonja  Forsberg-Williams and Randy Stover claims were settled at the direction of the carrier out of the insurance proceeds.

          GREG SCRAGG VS. THE QUIGLEY CORPORATION, ET AL. (U.S.D.C., D.
                       Colo. Docket No.: 06-00061 LTB-CBS)

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

This case was turned over to The Quigley  Corporation for defense and settlement and was settled for less than the cost of defense after discovery was completed.
The cost of defense and the settlement remain claims against Wachovia  Insurance
Services,  Inc. and First Union Insurance  Services  Agency,  Inc. The Company's
claim  against  Wachovia  Insurance  Services,  Inc.  and First Union  Insurance
Services  Agency,  Inc. is for negligence  and for equitable  insurance for this claim because of the  exhaustion of the underlying  limits  pertaining to it. At this  time no  prediction  as to the  outcome  of the  action  against  Wachovia
Insurance Services,  Inc. and First Union Insurance Services Agency, Inc. can be
made.

                      THE MATRIX GROUP, LLC VS. INNERLIGHT,
                        INC. (U.S. DISTRICT COURT FOR THE
                          SOUTHERN DISTRICT OF FLORIDA)

On July 6, 2006, The Matrix Group,  LLC commenced an action against  Innerlight,
Inc. in the United States  District Court for the Southern  District of Florida.
The  action  brought  by The  Matrix  Group,  LLC  relates to the same facts and circumstances  as the  action  commenced  in March of 2006 by  Innerlight,  Inc.
against The Matrix Group,  LLC in Utah County,  Utah.  The Matrix Group,  LLC is
claiming that according to the terms of the alleged contract, Innerlight has the obligation  to purchase  $28,750,000  of  additional  product from April 6, 2006 through  October  17,  2013 and that The  Matrix  Group,  LLC is  entitled  to a judgment against Innerlight, Inc. for alleged obligations to purchase product in the amount of $744,050  from the period of October 18,  2005  through  April 17,
2006. The United States District Court for the Southern  District of Florida has
dismissed without prejudice this action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of  Stockholders of the Company was held on May 22, 2007 with
12,684,633 shares eligible to vote. The presence of a quorum was reached and the following proposals were approved by the stockholders:

      (i)   To elect a Board of  Directors  to serve for the ensuing  year until the next Annual Meeting of Stockholders  and until their  respective successors have been duly elected and qualified.

      (ii)  To ratify the  appointment  of Amper,  Politziner & Mattia,  P.C. as independent auditors for the year ending December 31, 2007.

      For proposals (i) and (ii) above, the votes were cast as follows:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   Withhold                           Broker
       Proposal                    Position               For         Against      Authority         Abstentions     Non-Votes
-----------------------------------------------------------------------------------------------------------------------------------
(i)  By nominee:
     Guy J. Quigley              Chairman of the       11,080,716                  1,111,948
                                 Board,
                                 President, CEO
     Charles A. Phillips         Executive Vice        11,117,946                  1,074,718
                                 President, COO
                                 and Director
     George J. Longo             Vice President,       11,117,094                  1,075,570
                                 CFO and Director
     Jacqueline F. Lewis         Director              11,770,726                    421,938
     Rounsevelle W. Schaum       Director              11,769,426                    423,238
     Stephen W. Wouch            Director              11,770,226                    422,438
     Terrence O. Tormey          Director              11,770,326                    422,338
-----------------------------------------------------------------------------------------------------------------------------------
(ii) Amper, Politziner &         Independent           12,057,863      45,490                          89,312          --
     Mattia, P.C.                Auditors
-----------------------------------------------------------------------------------------------------------------------------------

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

                                                THE QUIGLEY CORPORATION

                                                By: /s/ George J. Longo
                                                    ----------------------------
                                                    George J. Longo
                                                    Vice President, Chief Financial Officer

Date: August 2, 2007

