Form 10-Q
period 2007-09-30
QUIGLEY CORP
filed 2007-11-05
CIK 868278

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

(X)   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended    September 30, 2007
                                        -------------------

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

                                  (215)345-0919
         --------------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

                                       N/A

--------------------------------------------------------------------------------
 (Former Name, Former Address and Former Fiscal Year, ifChanged Since Last Report)

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
Large Accelerated Filer [ ] Accelerated Filer [ X ] Non-Accelerated Filer [ ]

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of the latest practicable date.

As of October 31, 2007, there were 12,840,633 shares of common stock, $.0005 par value per share, outstanding.

                                TABLE OF CONTENTS

                                                                        Page No.
             PART I - FINANCIAL INFORMATION

      Item 1.     Condensed Consolidated Financial Statements               3-14

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            15-25

      Item 3.     Quantitative and Qualitative Disclosures About
                  Market Risk                                                 25

      Item 4.     Controls and Procedures                                  25-26

            PART II - OTHER INFORMATION

      Item 1.     Legal Proceedings                                        26-27

      Item 6.     Exhibits                                                    27

      Signatures                                                              28

                                         PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                            THE QUIGLEY CORPORATION
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                              ASSETS                                  September 30, 2007    December 31, 2006
                                                                         (Unaudited)
                                                                      ------------------    ------------------
CURRENT ASSETS:

      Cash and cash equivalents                                          $ 12,483,691           $ 17,756,759
      Accounts receivable (net of doubtful accounts of $236,437
        and $275,636)                                                       6,958,504              6,557,347
      Inventory                                                             5,803,167              4,262,104
      Prepaid expenses and other current assets                             1,050,813              1,217,097
                                                                         ------------           ------------
           TOTAL CURRENT ASSETS                                            26,296,175             29,793,307
                                                                         ------------           ------------

PROPERTY, PLANT AND EQUIPMENT - NET                                         4,517,192              4,838,076
                                                                         ------------           ------------

OTHER ASSETS                                                                  122,168                213,651
                                                                         ------------           ------------

TOTAL ASSETS                                                             $ 30,935,535           $ 34,845,034
                                                                         ============           ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

      Accounts payable                                                   $    736,448           $    885,648
      Accrued royalties and sales commissions                               4,021,435              3,752,646
      Accrued advertising                                                   1,031,415              2,150,259
      Other current liabilities                                             3,512,504              2,463,481
                                                                         ------------           ------------
           TOTAL CURRENT LIABILITIES                                        9,301,802              9,252,034
                                                                         ------------           ------------

MINORITY INTEREST                                                              60,375                 63,563

COMMITMENTS AND CONTINGENCIES  (NOTE 6)

STOCKHOLDERS' EQUITY:

      Common stock, $.0005 par value; authorized 50,000,000;
        Issued:  17,486,686 and  17,330,686 shares                              8,743                  8,665
      Additional paid-in-capital                                           37,525,373             37,362,453
      Retained earnings                                                     9,227,401             13,346,478
      Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost
                                                                          (25,188,159)           (25,188,159)
                                                                         ------------           ------------
           TOTAL STOCKHOLDERS' EQUITY                                      21,573,358             25,529,437
                                                                         ------------           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 30,935,535           $ 34,845,034
                                                                         ============           ============

                     See accompanying notes to condensed consolidated financial statements

                                                   THE QUIGLEY CORPORATION
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                     Three Months Ended                       Nine Months Ended
                                            September 30, 2007  September 30, 2006  September 30, 2007   September 30, 2006
                                            ------------------  ------------------  ------------------   ------------------

NET SALES                                      $ 11,840,432        $ 11,480,634        $ 25,907,735         $ 27,929,139
                                               ------------        ------------        ------------         ------------

COST OF SALES                                     4,901,476           5,220,967          11,856,273           14,047,473
                                               ------------        ------------        ------------         ------------

GROSS PROFIT                                      6,938,956           6,259,667          14,051,462           13,881,666
                                               ------------        ------------        ------------         ------------

OPERATING EXPENSES:
      Sales and marketing                         1,077,446           1,282,924           4,636,750            4,796,498
      Administration                              2,682,998           3,195,182           9,366,209           10,001,321
      Research and development                    2,020,007             891,886           4,795,932            2,534,051
                                               ------------        ------------        ------------         ------------
TOTAL OPERATING EXPENSES                          5,780,451           5,369,992          18,798,891           17,331,870
                                               ------------        ------------        ------------         ------------

INCOME (LOSS) FROM OPERATIONS                     1,158,505             889,675          (4,747,429)          (3,450,204)
                                               ------------        ------------        ------------         ------------

OTHER INCOME (EXPENSE)
      Interest and other income                     170,318             188,959             628,352              566,467
      Interest expense                                 --                  --                  --                (21,644)
                                               ------------        ------------        ------------         ------------

TOTAL OTHER INCOME (EXPENSE)                        170,318             188,959             628,352              544,823
                                               ------------        ------------        ------------         ------------

INCOME (LOSS) FROM OPERATIONS
  BEFORE TAXES                                    1,328,823           1,078,634          (4,119,077)          (2,905,381)
                                               ------------        ------------        ------------         ------------

INCOME TAXES                                           --                  --                  --                 88,599
                                               ------------        ------------        ------------         ------------

NET INCOME (LOSS)                              $  1,328,823        $  1,078,634        $ (4,119,077)        $ (2,993,980)
                                               ============        ============        ============         ============

INCOME (LOSS) PER COMMON SHARE:
     Basic                                     $       0.10        $       0.09        $      (0.32)        $      (0.25)
                                               ============        ============        ============         ============

     Diluted                                   $       0.10        $       0.08        $      (0.32)        $      (0.25)
                                               ============        ============        ============         ============

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING:
      Basic                                      12,697,633          12,388,718          12,688,966           12,163,858
                                               ============        ============        ============         ============

      Diluted                                    13,095,839          13,242,127          12,688,966           12,163,858
                                               ============        ============        ============         ============

                            See accompanying notes to condensed consolidated financial statements

                                       THE QUIGLEY CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                    Nine Months Ended
                                                      September 30, 2007         September 30, 2006
                                                      ------------------         ------------------

NET CASH USED IN OPERATING ACTIVITIES                    $(4,983,486)              $(2,939,591)
                                                         ------------               ------------

NET CASH FLOWS USED IN INVESTING ACTIVITIES                  (452,580)                  (467,361)
                                                         ------------               ------------

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES               162,998                    118,849
                                                         ------------               ------------

NET DECREASE IN CASH                                       (5,273,068)                (3,288,103)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD               17,756,759                 16,885,170
                                                         ------------               ------------

CASH & CASH EQUIVALENTS, END OF PERIOD                   $ 12,483,691               $ 13,597,067
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

These financial  statements  have been prepared by management  without audit and should be read in conjunction  with the  consolidated  financial  statements and notes thereto  included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. In the opinion of management, all adjustments necessary for a fair  presentation of the consolidated  financial  position,  consolidated results of operations and consolidated  cash flows,  for the periods  indicated, have been made.  The results of operations  for the three and nine month periods ended September 30, 2007 and 2006 are not necessarily  indicative of the results to be expected for the entire year or any other period.

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

INVENTORY VALUATION

Inventory is valued at the lower of cost,  determined  on a first-in,  first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the
market  value  and  appropriate   valuation   reserves  are   established.   The
consolidated  financial  statements  include a  specific  reserve  for excess or obsolete  inventory  of  $764,566  and  $430,926  as of  September  30, 2007 and
December 31, 2006,  respectively.  Inventories  included raw  material,  work in progress and packaging  amounts of  approximately  $1,700,000  and $1,077,000 at
September  30, 2007 and  December  31, 2006,  respectively,  with the  remainder comprising finished goods.

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

Trade accounts  receivable  potentially  subject the Company to credit risk. The
Company  extends  credit  to its  customers  based  upon  an  evaluation  of the customer's financial condition and credit history and generally does not require collateral.  It is not  anticipated  that any one  customer  will  exceed 10% of consolidated sales in 2007. The Company's broad range of customers includes many large wholesalers,  mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 46% and
35% of sales volume for the respective  three month periods ended  September 30,
2007 and 2006 and 33% and 25% for the nine month  periods  ended  September  30,
2007 and 2006,  respectively.  Customers  comprising  the five largest  accounts receivable  balances  represented 52% and 56% of total trade receivable balances at September 30, 2007 and December 31, 2006, respectively. During the nine month periods ended  September 30, 2007 and 2006,  approximately  11% of the Company's net sales for each period were related to international markets.

The Company's revenues are currently  generated from the sale of the Cold-Remedy products  which  approximated  60% and 51% of total  revenues  in the nine month periods ended September 30, 2007 and 2006, respectively. The Health and Wellness segment approximated 33% and 44%, respectively,  for the nine month periods. The
Contract  Manufacturing  segment  approximated 7% and 5% for the respective nine month periods.

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

Darius' products for resale can be sourced from several suppliers.  In the event that such  sources are no longer in a position to supply  Darius with  products, other vendors have been identified as reliable alternatives with minimal adverse loss of business.

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

REVENUE RECOGNITION

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and  Wellness  segment  and the  Contract  Manufacturing segment,  when the  product is shipped to the  customer.  Revenue is reduced for trade promotions,  estimated sales returns,  cash discounts and other allowances in the same  period  as the  related  sales  are  recorded.  The  Company  makes estimates of potential  future product returns and other  allowances  related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer  demand when evaluating the adequacy of the sales  returns  and other  allowances.  The  consolidated  financial  statements include  reserves of $538,867  for future  sales  returns and $489,648 for other allowances  as of  September  30, 2007 and $534,176 and $429,546 at December 31,
2006,  respectively.  The 2007 and 2006  reserve  balances  include a  remaining returns  provision at September 30, 2007 and December 31, 2006 of  approximately
$112,000 and  $113,000,  respectively,  in the event of future  product  returns following  the  discontinuation  of the  Cold-Eeze(R)  Cold  Remedy  Nasal Spray
product  in  September  2004.  The  reserves  also  include an  estimate  of the uncollectability of accounts  receivable  resulting in a reserve of $247,201 and
$275,636 at September 30, 2007 and December 31, 2006, respectively.

COST OF SALES

For the Cold  Remedy  segment,  in  accordance  with  contract  terms,  payments calculated  based  upon  net  sales  collected  to  the  patent  holder  of  the
Cold-Eeze(R)  formulation amounting to $293,265 and $658,374  respectively,  for the nine month  periods  ended  September 30, 2007 and 2006 are presented in the financial statements as cost of sales (see also Note 4).

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

Accordingly,  such distribution  payments amounting to $1,067,191 and $1,502,653 for the three month periods ended September 30, 2007 and 2006, respectively, and
$3,197,668 and  $5,404,690  for the nine month periods ended  September 30, 2007 and 2006,  respectively,  are presented in the  financial  statements as cost of sales.

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

No stock options were granted in the nine month periods ended September 30, 2007 and 2006. All stock options granted prior to January 1, 2006 were fully vested.

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
Advertising  and incentive  promotion costs incurred for the three month periods ended September 30, 2007 and 2006 were $1,145,829 and $1,218,827,  respectively;
the nine month  cost for the  periods  ended  September  30,  2007 and 2006 were
$4,205,576 and $3,634,182,  respectively. Included in prepaid expenses and other current  assets was $303,150 and $258,215 at September 30, 2007 and December 31,
2006, respectively, relating to prepaid advertising and promotion expenses.

RESEARCH AND DEVELOPMENT

Research and development costs are charged to operations in the period incurred.
Expenditures  for the three month periods ended September 30, 2007 and 2006 were
$2,020,007  and  $891,886,  respectively;  the nine month  costs for the periods ended September 30, 2007 and 2006 were $4,795,932 and $2,534,051,  respectively.
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

As a result of the Company's  continuing tax losses,  the Company has recorded a full valuation  allowance  against a net deferred tax asset.  Additionally,  the
Company has not recorded a liability for unrecognized tax benefits subsequent to the adoption of FIN 48.

The  tax  years  2004-2006  remain  open  to  examination  by the  major  taxing jurisdictions to which the Company is subject.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2007, the Financial  Accounting Standards Board ("FASB") issued SFAS
No. 159, The Fair Value Option for Financial Assets and Financial  Liabilities -
Including  an  amendment  of FASB No. 115 ("FAS  159").  The  Statement  permits companies  to choose to measure many  financial  instruments  and certain  other items at fair value. FAS 159 is effective for the Company  beginning  January 1,
2008. The Company is currently  evaluating the impact, if any, of FAS 159 on its operating results and financial position.

NOTE 3 - VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the "Board")
issued FASB  Interpretation  No. 46 (revised  December 2003),  CONSOLIDATION  OF
VARIABLE INTEREST ENTITIES (FIN 46R), to address certain  implementation issues.
FIN 46R varies  significantly from FASB Interpretation No. 46,  CONSOLIDATION OF
VARIABLE  INTEREST  ENTITIES  ("VIE")  (FIN 46),  which it  supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by "Public Entities" to all
Special  Purpose  Entities  ("SPEs")  at the end of the first  interim or annual reporting  period ending after  December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business  issuers  at the end of the first  interim or annual  reporting  period ending after March 15, 2004.  Effective  March 31, 2004, the Company adopted FIN
46R for VIE's formed prior to February 1, 2003. The Company has determined  that
Scandasystems,  a related party, qualifies as a variable interest entity and the
Company has  consolidated  Scandasystems  beginning with the quarter ended March
31,  2004.  Due to the  fact  that  the  Company  has no  long-term  contractual commitments or guarantees,  the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary, the Company recognized a minority interest of approximately  $60,375 and $63,563 on the Consolidated  Balance Sheets at September 30, 2007 and December 31, 2006,
respectively,  which  represents  the  difference  between  the  assets  and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company's general assets. Rather, they represent claims against  the  specific  assets  of  the  consolidated  VIE.  Conversely,  assets recognized as a result of  consolidating  this VIE do not  represent  additional assets  that could be used to  satisfy  claims  against  the  Company's  general assets.  Reflected on the Company's Consolidated Balance Sheets at September 30,
2007 and December 31, 2006, respectively, are $63,950 and $64,592 of VIE assets, representing  all of the  assets of the VIE.  The VIE  assists  the  Company  in acquiring  licenses and with  research  and  development  activities  in certain countries.

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

The expenses for the respective  periods relating to such agreement  amounted to zero and  $340,595,  for the three month  periods  ended  September 30, 2007 and
2006, respectively; the nine month costs for the period ended September 30, 2007 and 2006 were $293,265 and  $658,374,  respectively.  Amounts  accrued for these expenses  at  September  30, 2007 and  December  31,  2006 were  $3,524,030  and
$3,230,765, respectively, all non-related party balances.

NOTE 5 - OTHER CURRENT LIABILITIES

Included in other  current  liabilities  are $545,184  and  $234,208  related to accrued compensation at September 30, 2007 and December 31, 2006, respectively.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Certain  operating  leases for  office and  warehouse  space  maintained  by the
Company resulted in rent expense for the three month periods ended September 30,
2007 and 2006 of $61,073,  and $91,575,  respectively;  the nine month costs for the periods  ended  September  30,  2007 and 2006 were  $244,607  and  $241,166, respectively.  The Company has approximate future obligations over the next five years as follows:

                               Property
              Research and    and Other
  Year         Development      Leases    Advertising     Other       Total
-------------------------------------------------------------------------------
2007          $1,733,559     $   45,730   $1,532,564    $  226,415   $3,538,268
2008           2,473,677        184,264    2,102,693          --      4,760,634
2009                --          109,461         --            --        109,461
2010                --             --           --            --           --
2011                --             --           --            --           --
2012                --             --           --            --           --
-------------------------------------------------------------------------------
Total         $4,207,236     $  339,455   $3,635,257    $  226,415   $8,408,363
-------------------------------------------------------------------------------

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
periods  ended   September  30,  2007  and  2006,  were  $95,919  and  $143,753, respectively; the nine month costs for periods ended September 30, 2007 and 2006 were $307,616 and $501,840, respectively.  Amounts payable under such agreement, included in other  current  liabilities,  at September 30, 2007 and December 31,
2006 were $835,536 and $528,990, respectively.

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

A trial date has been set for August 4, 2008. Discovery is not yet complete. The
Company  believes the  plaintiff's  claims are without  merit and is  vigorously defending this lawsuit.

      HOWARD POLSKI AND SHERYL POLSKI VS. THE QUIGLEY CORPORATION, ET AL. (
                U.S.D.C., D. MINN. DOCKET NO.: 04-4199 PJS/JJG)

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

The Company  believes the  plaintiffs'  claims are without merit and  vigorously defended this lawsuit.  On September 5, 2007, the Company obtained a judgment in its favor,  as a matter of law, and that  decision is  currently on appeal;  the
Company  believes  the appeal  lacks  merit,  and that the judgment of the trial court will be affirmed.

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

This action was recently  settled at the direction of the insurance  carrier out
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

This action was recently  settled at the direction of the insurance  carrier out
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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently  increased  the  authorization  on  five  occasions,  for  a  total authorized  buy-back of 5,000,000  shares or  approximately  38% of the previous shares  outstanding.  Such shares are  reflected  as treasury  stock and will be available for general corporate purposes.  From the initiation of the plan until
September  30,  2007,  4,159,191  shares  have  been  repurchased  at a cost  of
$24,042,801  or an average cost of $5.78 per share.  No shares were  repurchased during 2006, or 2007 to date.

During the nine months ended September 30, 2007, a total of 156,000 options were exercised.

NOTE 8 - INCOME TAXES

Certain  exercises  of options and  warrants,  and  restricted  stock issued for services that became  unrestricted  resulted in  reductions  to taxes  currently payable and a  corresponding  increase to  additional-paid-in-capital  for prior years.  In  addition,  certain tax  benefits  for option and  warrant  exercises totaling  $6,735,089  are  deferred  and will be  credited  to  additional-paid-

in-capital when the NOL's  attributable  to these  exercises are utilized.  As a result,  these NOL's will not be available to offset income tax expense. The net operating  loss  carry-forwards  that  currently  approximate  $16.6 million for federal  purposes  will be expiring  through 2026.  Additionally,  there are net operating loss  carry-forwards  of $16.9 million for state purposes that will be expiring through 2016.  Until sufficient  taxable income to offset the temporary timing differences  attributable to operations,  the tax deductions attributable to option,  warrant and stock activities and alternative  minimum tax credits of
$110,270  are assured,  a valuation  allowance  equaling the total  deferred tax asset is being provided.

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

                            Three Months Ended          Nine Months Ended          Three Months Ended       Nine Months Ended
                            September 30, 2007          September 30, 2007         September 30, 2006       September 30, 2006
                        Income   Shares      EPS      Loss    Shares    EPS      Income  Shares    EPS     Income   Shares   EPS
                      --------- --------- --------- -------- ------- ---------- -------- ------- -------- -------- ------- ---------
Basic EPS                $1.3     12.7      $0.10    $(4.1)    12.7   $(0.32)     $1.1    12.4    $0.09   $(3.0)     12.2   $(0.25)
Dilutives:
Options/Warrants           --      0.4        --        --       --      --         --     0.8      --       --        --      --
                      --------- --------- --------- -------- ------- ---------- -------- ------- -------- -------- ------- ---------

Diluted EPS              $1.3     13.1      $0.10    $(4.1)    12.7   $(0.32)     $1.1    13.2    $0.08   $(3.0)     12.2   $(0.25)
                      ========= ========= ========= ======== ======= ========== ======== ======= ======== ======== ======= =========

Options and warrants  outstanding  at September 30, 2007 and 2006 were 2,891,000 and 3,761,750 respectively. They were not included in the computation of diluted earnings  for  the  periods  with  a  net  loss  because  the  effect  would  be anti-dilutive.

NOTE 10 - RELATED PARTY TRANSACTIONS

The Company is in the process of acquiring licenses in certain countries through related party entities whose  stockholders  include Mr. Gary Quigley, a relative of the Company's  Chief  Executive  Officer.  Fees amounting to zero and $30,750 have  been  paid to a related  entity  during  the  three  month  periods  ended
September  30, 2007 and 2006,  respectively,  and the amounts for the nine month
periods   ended   September  30,  2007  and  2006  were  $38,250  and  $122,250,
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

-----------------------------------------------------------------------------------------------------------------------------------
For the Three  Months Ended                 Cold      Health and      Contract          Ethical        Corporate &
September 30, 2007                         Remedy      Wellness     Manufacturing    Pharmaceutical       Other           Total
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic                 $  8,418,160   $  1,744,001    $    713,450               --              --      $ 10,875,611
  Customers-international                    --          964,821            --                 --              --           964,821
  Inter-segment                              --             --         2,357,306               --      ($ 2,357,306)           --
Segment operating profit
   (loss)                            $  3,380,449   ($    70,263)   $    241,466    ($    2,163,187)   ($   229,960)   $  1,158,505

-----------------------------------------------------------------------------------------------------------------------------------

For the Nine Months Ended                   Cold      Health and      Contract          Ethical        Corporate &
September 30, 2007                         Remedy      Wellness     Manufacturing    Pharmaceutical       Other           Total
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic                 $ 15,657,574   $  5,450,794    $  1,841,133               --              --      $ 22,949,501
  Customers-international                    --        2,958,234            --                 --              --         2,958,234
  Inter-segment                              --             --         4,780,047               --      ($ 4,780,047)           --
Segment operating profit
   (loss)                            $  1,525,897   ($   507,908)   ($   211,790)   ($    5,161,966)   ($   391,662)   ($ 4,747,429)

-----------------------------------------------------------------------------------------------------------------------------------

For the Three  Months Ended                 Cold      Health and      Contract          Ethical        Corporate &
September 30, 2006                         Remedy      Wellness     Manufacturing    Pharmaceutical       Other           Total
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic                 $  7,411,797   $  2,595,764    $    545,589               --              --      $ 10,553,150
  Customers-international                    --          927,484            --                 --              --           927,484
  Inter-segment                              --             --         2,061,856               --      ($ 2,061,856)           --
Segment operating profit
   (loss)                            $  2,274,975   ($   359,921)   $     17,613    ($    1,019,532)   ($    23,460)   $    889,675

-----------------------------------------------------------------------------------------------------------------------------------

For the Nine  Months Ended                  Cold      Health and      Contract          Ethical        Corporate &
September 30, 2006                         Remedy      Wellness     Manufacturing    Pharmaceutical       Other           Total
-----------------------------------------------------------------------------------------------------------------------------------
Revenues
  Customers-domestic                 $ 14,118,789   $  9,316,976    $  1,507,106               --              --      $ 24,942,871
  Customers-international                    --        2,986,268            --                 --              --         2,986,268
  Inter-segment                              --             --         4,797,440               --      ($ 4,797,440)           --
Segment Operating Profit
   (Loss)                            $    943,018   ($   746,416)   ($   421,273)   ($    2,888,661)   ($   336,872)   ($ 3,450,204)

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

During  the third  quarter  of 2007,  the  Company  commenced  shipping  two new
Cold-Eeze(R) brand extensions.  These brand extensions are Organix(TM) Cough and
Sore Throat Drops and Cold-Eeze (R) Immune Support Complex-10. Organix Cough and
Sore  Throat  Drops  is a  proprietary  product  manufactured  in the  Company's certified  organic  manufacturing  facility,  the first  facility of its kind to obtain USDA organic certification.  Cold-Eeze (R) Immune Support Complex-10 will compete in the growing immune boosting dietary supplement marketplace.

The Cold-Remedy  segment  reported an increase in net sales in the third quarter and year to date 2007 of $1,006,363 and $1,538,785, respectively, as compared to the  same  periods  in  2006.  The  increase  in net  sales  resulted  from  the introduction  of the two new products and a price increase for Cold-Eeze  during the third quarter.

The  Contract  Manufacturing  segment  reported  an increase in net sales in the third quarter and year to date 2007 of $167,861 and $334,027,  respectively,  as compared to sales in the 2006 comparative  periods.  The primary function of the manufacturing  segment is the production,  warehousing and shipping of Cold-Eeze related  products,  however,  sales to third party  customers  may reflect  some incremental fluctuation.

Darius International Inc. ("Darius"),  the Health and Wellness segment, a wholly owned  subsidiary  of the Company,  was formed in January 2000 to introduce  new products  to the  marketplace  through  a  network  of  independent  distributor representatives.  Darius  is  a  direct  selling  organization  specializing  in proprietary health and wellness  products.  The formation of Darius has provided diversification  to the Company in both the method of product  distribution  and the broader range of products available to the marketplace, serving as a balance to the seasonal  revenue cycles of the  Cold-Eeze(R)  branded  products.  In the third  quarter and year to date 2007,  this segment  reported a reduction in net sales of  $814,426  and  $3,894,216,  respectively.  Sales  in the 2007  periods
reflect   the   continued   reduction   in   active   independent    distributor
representatives. The performance of this segment may also be negatively affected by current litigation with the sponsor of the segment's product line. During the third quarter of 2006, the Company  implemented a plan of corrective  action for this segment, part of which was the appointment of a new president who has broad experience  in this  industry.  Actions  continue  to be  taken to  resolve  the
litigation   and   increase  the  number  of  active   independent   distributor
representatives as part of strategic efforts with the goal to increase sales and return to profitability.

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
The  Company   continues  to  invest   significantly  in  ongoing  research  and
development  activities of this segment.  Such investment amounted to $2,163,187 and  $5,161,966  in the third  quarter  of 2007 and year to date,  respectively, compared to $1,019,532 and $2,888,661 in the 2006 comparative periods.

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

The  pre-clinical  development,   clinical  trials,  product  manufacturing  and
marketing  of Pharma's  potential  new products are subject to federal and state regulation in the United States and other  countries.  Obtaining FDA  regulatory approval for these pharmaceutical products can require substantial resources and take several years.  The length of this process depends on the type,  complexity and novelty of the product and the nature of the disease or other indications to be  treated.  If the  Company  cannot  obtain  regulatory  approval of these new products in a timely  manner or if the patents are not granted or if the patents are subsequently challenged,  these possible events could have a material effect on the business  and  financial  condition  of the Company.  The strength of the
Company's patent position may be important to its long-term  success.  There can be no assurance  that these  patents and patent  applications  will  effectively protect the Company's  products from  duplication by others.  Additionally,  the operations  of the Company  contribute to the current  research and  development expenditures of the Ethical  Pharmaceutical  segment. In addition to the funding from  operations,  the  Company  may in the short and long  term  raise  capital through the issuance of equity securities or secure other financing resources to
support  such  research.   As  research  progresses  on  certain   formulations,
expenditures of the Pharma segment will require  substantial  financial  support and would  necessitate the  consideration of other approaches such as, licensing or  partnership  arrangements  that  meet the  Company's  long  term  goals  and objectives.  Ultimately,  should internal working capital or internal funding be insufficient,  there is no guarantee that other financing  resources will become
available,   thereby   deferring   future  growth  and  development  of  certain
formulations.

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

     o    An Israeli Patent (No. 159357) entitled  "Nutritional  Supplements and
          Methods of Using Same," the patent extends through August 6, 2022.

QR-333 - In April 2002, the Company initiated a Proof of Concept Study in France for  treatment of diabetic  neuropathy,  which was  concluded in 2003.  In April
2003, the Company  announced  that an  independently  monitored  analysis of the
Proof of Concept Study concluded that subjects using this formulation had 67% of their  symptoms  improve,  suggesting  efficacy.  In  March  2004,  the  Company announced that it had completed its first meeting at the FDA prior to submitting the Company's IND application for the relief of symptoms of diabetic symmetrical peripheral  neuropathy.  The FDA's  pre-IND  meeting  programs  are  designed to provide sponsors with advance  guidance and input on drug development  programs.
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

In September 2007, the Company issued an update on a Phase II (b) Clinical Study of QR-333 on Diabetic Peripheral Neuropathy.  The update on the study noted that over 100 subjects have been enrolled,  52 subjects have completed  treatment and over 225  subjects  have been  screened  for the Phase II (b) study  designed to evaluate the safety and  efficacy of the topical  formulation  on subjects  with diabetic peripheral  neuropathy.  Subject screening and enrollment will continue to ensure a 140  evaluable  patient study  population.  Once  enrolled,  subject treatment  time is 12 weeks.  To date the  in-progress  safety  profile for this study has been consistent with the findings from the favorable safety results of the previous human proof of concept study conducted in France.

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

At September 30, 2007 and December 31, 2006, the Company included  reductions to accounts  receivable  for sales returns and allowances of $608,000 and $534,000, respectively,  and  cash  discounts  of  $173,000  and  $154,000,  respectively.
Additionally,  current  liabilities  at September 30, 2007 and December 31, 2006 include $944,591 and $861,186, respectively, for cooperative incentive promotion costs.

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

A one percent deviation for these consolidated  reserve provisions for the three month  periods  ended  September  30,  2007,  and 2006 would affect net sales by approximately  $132,000 and $129,000,  respectively,  and the nine month periods ended  September  30,  2007 and 2006 by  approximately  $290,000  and  $310,000, respectively.  A one  percent  deviation  for  cooperative  incentive  promotion reserve provisions for the three month periods ended September 30, 2007 and 2006 would affect net sales by approximately $97,000 and $88,000,  respectively,  and the nine  month  periods  ended  September  30,  2007 and 2006 by  approximately
$187,000 and $170,000, respectively.

The reported  results  include a remaining  returns  provision of  approximately
$112,000 and $113,000 at September 30, 2007 and December 31, 2006, respectively, in the event of future  product  returns  following the  discontinuation  of the
Cold-Eeze(R) Cold Remedy Nasal Spray product in September 2004.

INCOME TAXES

The Company has  recorded a valuation  allowance  against its net  deferred  tax assets.  Management  believes  that  this  allowance  is  required  due  to  the uncertainty  of  realizing  these tax  benefits in the future.  The  uncertainty arises  largely  due  to  substantial  research  and  development  costs  in the
Company's Ethical Pharmaceutical segment.

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED WITH THREE MONTHS ENDED SEPTEMBER
30, 2006

Net sales for the three month period ended September 30, 2007 were  $11,840,432, reflecting  an increase of $359,798  over the net sales of  $11,480,634  for the comparable  three month period ended September 30, 2006. The Cold Remedy segment reported net sales in the 2007 period of $8,418,160,  an increase of $1,006,363, or 13.6%, over the comparable 2006 period of $7,411,797. The Health and Wellness segment  reported  net sales in the 2007  period of  $2,708,822,  a decrease  of
$814,426,  or 23.1%,  over the net sales of $3,523,248 for the  comparable  2006 period. The Contract Manufacturing segment reported net sales of $713,450 in the
2007 period compared to $545,589 in the comparable  2006 period,  an increase of
$167,861 or 30.8%.

The  increase in sales of the Cold Remedy  segment in the 2007 period was due to the incremental  sales generated by the Organix(TM)  Cough and Sore Throat Drops and Cold-Eeze(R) Immune Support Complex-10 products. Both new products commenced shipping  to  customers  in July 2007.  Additionally,  revenues  reflect a price increase to Cold-Eeze  which also became  effective in July 2007.  The impact of these  initiatives were offset by changes in seasonal  purchase  patterns by our customers that can occur when comparing quarters of different years.

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

Cost of sales as a percentage of net sales for the three months ended  September
30, 2007 was 41.4% compared to 45.5% for the comparable 2006 period,  a decrease of 4.1%.  The Cold Remedy  segment's  cost of sales in the 2007 period was 34.6%
compared  to 38.9% in the 2006  comparable  period,  a  decrease  of 4.3%.  This decrease was due to a combination of the discontinuation of royalty costs to the developer  of the  Cold-Eeze(R)  product  in May  2007,  the price  increase  of
Cold-Eeze(R)  which  became  effective  in July  2007,  with some  offset due to increased costs associated with the two new products that commenced  shipping in
July 2007 and an expense provision for obsolete raw material inventory. The cost of sales for the Health and Wellness  segment  decreased by 2.4% between periods primarily due a reduction in the independent distributor  representatives costs.
The Contract  Manufacturing  segment had a favorable  impact to cost of sales in the 2007 period. On consolidation,  the cost of sales was favorably  affected by the mix of sales between segments having different costs.

Sales and marketing  expense for the three month period ended September 30, 2007 were  $1,077,446,  a decrease of $205,478 over the comparable 2006 period amount of  $1,282,924.  The decrease was primarily  due to reduced  payroll and related costs  between  the  periods  of  $174,000,  largely  related  to the Health and
Wellness segment's reduced sales activity.

General and administration  costs for the three month period ended September 30,
2007 was $2,682,998  compared to $3,195,182  for the 2006 period,  a decrease of
$512,184  between  the  periods.  The  decrease  in 2007  was  primarily  due to decreased  legal costs of  $141,000,  reduced  insurance  costs of $112,000  and reduced consultancy costs of $68,000, the latter related to the decreased Health and Wellness revenues.

Research and development  costs during the three months ended September 30, 2007 were  $2,020,007  compared  to  $891,886  during  the  2006  comparable  period, reflecting an increase in 2007 of $1,128,121, primarily as a result of increased
Pharma segment costs largely  associated  with Phase II(b) clinical  studies for
QR-333,  an  investigational  new drug for treating  conditions  associated with diabetic peripheral neuropathy.

NINE MONTHS ENDED  SEPTEMBER 30, 2007 COMPARED WITH NINE MONTHS ENDED  SEPTEMBER
30, 2006

Net sales for the nine month period ended  September 30, 2007 were  $25,907,735, reflecting a decrease of $2,021,404  over the net sales of  $27,929,139  for the comparable  nine month period ended  September 30, 2006. The Cold Remedy segment reported net sales in 2007 of $15,657,574,  an increase of $1,538,785, or 10.9%, over the comparable 2006 period of $14,118,789.  The Health and Wellness segment reported net sales in 2007 of $8,409,028,  a reduction of $3,894,216,  or 31.7%, over the net sales of $12,303,244 for the comparable  2006 period.  The Contract
Manufacturing  segment  reported  net sales of  $1,841,133  in the 2007  period, compared to $1,507,106 in the 2006 an increase of $334,027 or 22.2%.

The  increase in sales of the Cold Remedy  segment in the 2007 period was due to the incremental  sales generated by the Organix(TM)  Cough and Sore Throat Drops and Cold-Eeze(R)  Immune Support  Complex-10  products,  both of which commenced shipping  to  customers  in July 2007.  Additionally,  revenues  reflect a price increase to Cold-Eeze  which also became  effective in July 2007.  The impact of these  initiatives were offset by changes in seasonal  purchase  patterns by our customers that can occur when comparing quarters of different years.

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

Cost of sales as a percentage  of net sales for the nine months ended  September
30, 2007 was 45.8% compared to 50.3% for the comparable 2006 period,  a decrease of 4.5%.  The Cold Remedy  segment's  cost of sales in the 2007 period was 34.8%
compared to 36.5% in the 2006  comparable  period,  a decrease of 1.7%, with the primary  impact  items having been the  increased  costs of the two new products that commenced  shipping in July 2007, the  discontinuation  of royalty costs to the developer of the Cold-Eeze(R)  product in May 2007 and the price increase of
Cold-Eeze(R)  which  became  effective  in July 2007.  The cost of sales for the
Health and Wellness segment decreased by 4.2% between periods primarily due to a reduction in independent distributor  representatives costs and product mix. The
Contract  Manufacturing  segment had a negative  impact to cost of sales overall largely  due to the cost of obsolete  inventory.  On  consolidation  the cost of sales overall was favorably affected by the mix of sales between segments having different costs.

Sales and marketing  expense for the nine month period ended  September 30, 2007 were  $4,636,750,  a decrease of $159,748 over the comparable 2006 period amount of $4,796,498.  The decrease was primarily due to reduced product  marketing and promotion costs of $229,000, decreased payroll and related expenses of $257,000, largely  the result of  decreased  sales  activity  of the  Health and  Wellness segment,  increased  outside  advertising  of $441,000,  and a decrease to other expenses combining to $150,000.

General and  administration  costs for the nine month period ended September 30,
2007 was $9,366,209 compared to $10,001,321 during the 2006 period, representing a decrease of $635,112  between the periods.  The decrease in 2007 was primarily due to increased legal costs of $63,000,  increased other  professional  fees of
$121,000 due to the engagement of investment  banking  services in 2007, and was offset by decreased  insurance  costs of $347,000.  Darius  consulting  and bank charges were reduced by a combined  amount of  $341,000,  both of which  reflect reduced revenues of this segment.

Research and  development  costs during the nine months ended September 30, 2007 were  $4,795,932  compared  to  $2,534,051  during the 2006  comparable  period, reflecting an increase in 2007 of $2,261,881, primarily as a result of increased
Pharma segment costs largely  associated  with Phase II(b) clinical  studies for
QR-333,  an  investigational  new drug for treating  conditions  associated with diabetic peripheral neuropathy.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working  capital of $16,994,373 and $20,541,273 at September 30,
2007 and December 31, 2006,  respectively.  Changes in working  capital  overall have been  primarily due to the  following  items:  cash  balances  decreased by
$5,273,068;  account  receivable  balances increased by $401,157 due to seasonal factors and effective  collection  practices;  inventory increased by $1,541,063 largely  due to the new  products  launched  in July 2007;  accrued  advertising decreased by $1,118,844 due to the seasonal nature of the  Cold-Remedy  segment, accrued royalties and sales commissions increased by $268,789 largely due to the effects of certain litigation in progress.  Total cash balances at September 30,
2007 were  $12,483,691  compared to  $17,756,759  at December  31,  2006.  Other current liabilities increased by $1,049,023 mainly due to increased research and development and legal balances.

Management believes that its strategy to establish  Cold-Eeze(R) as a recognized brand name, its broader range of products, its diversified  distribution methods
as  it  relates  to  the  Health  and  Wellness   business   segment,   adequate
manufacturing  capacity,  and growth in international  sales,  together with its current  working  capital,  should provide an internal source of capital to fund the  Company's  normal  business  operations.  The  operations  of  the  Company contribute to the current  research and development  expenditures of the Ethical
Pharmaceutical segment. In addition to the funding from operations,  the Company may in the short and long term raise  capital  through  the  issuance  of equity securities  or secure other  financing  resources to support such  research.  As research progresses on certain formulations,  expenditures of the Pharma segment
will  require   substantial   financial   support  and  would   necessitate  the
consideration of other approaches such as licensing or partnership  arrangements that meet the  Company's  long term  goals and  objectives.  Ultimately,  should internal  working  capital  or  internal  funding be  insufficient,  there is no
guarantee  that  other  financing  resources  will  become  available,   thereby
deferring future growth and development of certain formulations.

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

A trial date has been set for August 4, 2008. Discovery is not yet complete. The
Company  believes the  plaintiff's  claims are without  merit and is  vigorously defending this lawsuit.

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

The Company  believes the  plaintiffs'  claims are without merit and  vigorously defended this lawsuit.  On September 5, 2007, the Company obtained a judgment in its favor,  as a matter of law, and that  decision is  currently on appeal;  the
Company  believes  the appeal  lacks  merit,  and that the judgment of the trial court will be affirmed.

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

This action was recently  settled at the direction of the insurance  carrier out
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

This action was recently  settled at the direction of the insurance  carrier out
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

Date: November 5, 2007

