Form 10-K
period 2007-12-31
QUIGLEY CORP
filed 2008-03-07
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 01-21617

THE QUIGLEY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	23-2577138
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

KELLS BUILDING, 621 SHADY RETREAT ROAD, P.O. BOX 1349, DOYLESTOWN, PA	18901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 345-0919

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.0005 PAR VALUE PER SHARE	NASDAQ GLOBAL MARKET
COMMON SHARE PURCHASE RIGHTS	NOT APPLICABLE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [   ] No [X]

The aggregate market value of the registrant’s common stock held by non-affiliates was $40,871,138 as of June 30, 2007, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on December 31, 2007:

Common stock, $.0005 par value per share:                                                                           12,853,133.
Common share purchase rights:                                                      0

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2007 annual meeting of stockholders.

Forward-Looking Statements

In addition to historical information, this Report contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, management of growth, competition, pricing pressures on the Company’s products, industry growth and general economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Certain Risk Factors

The Quigley Corporation makes no representation that the United States Food and Drug Administration (“FDA”) or any other regulatory agency will grant an Investigational New Drug (“IND”) or take any other action to allow its formulations to be studied or marketed.  Furthermore, no claim is made that potential medicine discussed herein is safe, effective, or approved by the Food and Drug Administration.  Additionally, data that demonstrates activity or effectiveness in animals or in vitro tests do not necessarily mean such formula test compound, referenced herein, will be effective in humans.  Safety and effectiveness in humans will have to be demonstrated by means of adequate and well controlled clinical studies before the clinical significance of the formula test compound is known.  Readers should carefully review the risk factors described in other sections of the filing as well as in other documents the Company files from time to time with the Securities and Exchange Commission (“SEC”).

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

The Company’s business is the development, manufacture, sale and distribution of over the counter (OTC) cold remedy products, proprietary health and wellness products through its direct selling subsidiary and the research and development of natural-source derived pharmaceuticals.

Cold-Eeze® is one of the Company’s key cold remedy OTC products whose benefits are derived from its proprietary zinc formulation.  The product’s effectiveness has been substantiated in two double-blind clinical studies proving that Cold-Eeze® reduces the duration and severity of the common cold symptoms by nearly half. The Cold Remedy segment, where Cold-Eeze® is represented, is reviewed regularly to realize any new consumer opportunities in flavor, convenience and packaging to help improve market share for the Cold-Eeze® product.   Additionally, the Company is constantly active in exploring and developing new products consistent with its brand image and standard of proven consumer benefit.

Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze® lozenge product assuring a future manufacturing capability necessary to support the business of the Cold Remedy segment.  This manufacturing entity, now called Quigley Manufacturing Inc. (“QMI”), a wholly owned subsidiary of the Company, will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze® products.  In addition, QMI produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.

The Health and Wellness segment is operated through Darius International Inc. (“Darius”), a wholly owned subsidiary of the Company which was formed in January 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius is a direct selling organization specializing in proprietary nutritional and dietary supplement based health and wellness products.  The formation of Darius has provided diversification to the Company in both the method of product distribution and the broader range of products available to the marketplace, serving as a balance to the seasonal revenue cycles of the Cold-Eeze® branded products.

On February 29, 2008, the Company sold its wholly owned subsidiary, Darius International Inc. (“Darius”) to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the current president of Darius.  The terms of the agreement include a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius markets health and wellness products through its wholly owned subsidiary, Innerlight Inc., that constituted the Health and Wellness segment of the Company.  Losses from this segment in recent times have reduced the resources available for the research and development activities of the Company’s Ethical Pharmaceutical segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription products.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 17 “Subsequent Events” for additional information.)

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs.  Pharma is currently undergoing  research  and  development  activity  in  compliance  with regulatory  requirements. At this time, eight U.S. and ten foreign patents have been issued and assigned to the Company resulting from research activity of Pharma.  In certain instances where a critical mass of positive scientific data has been established for compounds that the Company does not envision bringing to market, or is unable to fund ongoing research, it may decide to sell or license its technology.

Description of Business Operations

Since its inception, the Company has continued to conduct research and development into various types of health-related supplements and homeopathic cold remedies.  Initially, the Company’s business was the marketing and distribution of a line of nutritious health supplements (hereinafter “Nutri-Bars”).  During 1995, the Company reduced the marketing emphasis of Nutri-Bars and commenced focusing its research and development and marketing resources on the Company’s patented Cold-Eeze® zinc gluconate glycine cold relief products.

Prior to the fourth quarter 1996, the Company had minimal revenues and as a result suffered continued losses due to ongoing research and development and operating expenses. However, 1997 resulted in significant revenue increases as a result of the Company’s nationwide marketing campaign and the increased public awareness through media public service announcements of the Cold-Eeze® lozenge product.

Since June 1996, the Cold Remedy segment has concentrated its business operations on the manufacturing, marketing and development of its proprietary Cold-Eeze® cold-remedy lozenge products and on development of various product extensions.  These products are based upon a proprietary zinc gluconate glycine formula, which has been proven to reduce the duration and severity of common cold symptoms.  The Quigley Corporation acquired worldwide  manufacturing  and  distribution  rights  to  this formulation in 1992 and commenced national marketing in 1996.  The demand for the Company’s cold-remedy products is seasonal, where the third and fourth quarters generally represent the largest sales volume.  Prior to October 1, 2004, the manufacture of the lozenge form of Cold-Eeze® was outsourced.  Since that date, the lozenge form of Cold-Eeze® has been manufactured by a subsidiary of the Company.

Darius is a direct selling organization specializing in proprietary health and wellness products, which commenced shipping product to customers in the third quarter of 2000. On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 17 “Subsequent Events” for additional information.)

Pharma is currently involved in the lengthy process of conducting research and development on certain of its patented  formulations in compliance with FDA regulations required for bringing prescriptions and botanical drugs to market.  The Company is in the initial stages of what may be a lengthy process to develop these patent applications into potential commercial products.

In 2007, 2006 and 2005, approximately 11%, 9% and 8%, respectively, of the Company’s net sales were related to international markets.

Financial information regarding the Company’s operating segments is set forth in Item 8, Notes to Financial Statements, Note 15 – Segment Information.

Products

Cold-Remedy Products

In May 1992, the Company entered into an exclusive agreement for worldwide representation, manufacturing, marketing of Cold-Eeze® products in the United States.  Cold-Eeze®, a zinc gluconate glycine formulation (ZIGG™), is an over-the-counter consumer product used to reduce the duration and severity of the common cold and is available in lozenge, sugar-free tablet and gum form.  The Company has substantiated the effectiveness of Cold-Eeze® through a variety of studies.  A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

On May 22, 1992, “Zinc and the Common Cold, a Controlled Clinical Study,” was published in England in the “Journal of International Medical Research,” Volume 20, Number 3, Pages 234-246.  According to this publication, (a) flavorings used in other Zinc lozenge products (citrate, tartrate, separate, orotate, picolinate, mannitol or sorbitol) render the Zinc inactive and unavailable to the patient’s nasal passages, mouth and throat where cold symptoms have to be treated, (b) this patented formulation delivers approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same sequence of symptoms as in the absence of treatment but goes through the phases at an accelerated rate and with reduced symptom severity.

On July 15, 1996, results of a new randomized double-blind placebo-controlled study on the common cold, which commenced at the Cleveland Clinic Foundation on October 3, 1994, were published.  The study called “Zinc Gluconate Lozenges for Treating the Common Cold” was completed and published in the Annals of Internal Medicine – Vol. 125 No. 2.  Using a 13.3mg lozenge (almost half the strength of the lozenge used in the Dartmouth Study), the result still showed a 42% reduction in the duration of common cold symptoms.

In April 2002, the Company announced the statistical results of a retrospective clinical adolescent study at the Heritage School facility in Provo, Utah that suggests that Cold-Eeze® is also an effective means of preventing the common cold and statistically (a) lessens the number of colds an individual suffers per year, reducing the median from 1.5 to zero and (b) reduces the use of antibiotics for respiratory illnesses from 39.3% to 3.0% when Cold-Eeze® is administered as a first line treatment approach to the common cold.

In April 2002, the Company was assigned a Patent Application which was filed with the Patent Office of the United States Commerce Department for the use of Cold-Eeze® as a prophylactic for cold prevention.  The new patent application follows the results of the adolescent study at the Heritage School facility.

In May 2003, the Company announced the findings of a prospective study, conducted at the Heritage School facility in Provo, Utah, in which 178 children, ages 12 to 18 years, were given Cold-Eeze® lozenges both symptomatically and prophylactically from October 5, 2001 to May 30, 2002. The study found a 54% reduction in the most frequently observed cold duration. Those subjects not receiving treatment most frequently experienced symptom duration of 11 days compared with 5 days when Cold-Eeze® lozenges were administered, a reduction of 6 days.

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company’s products. Cold-Eeze® is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the United States Food and Drug Administration (“FDA”) and the Homeopathic Pharmacopoeia of the United States.

Health And Wellness

Darius, through Innerlight Inc., its wholly owned subsidiary, is a direct selling company specializing in the development and distribution of proprietary health and wellness products, including herbal vitamins and dietary supplements for the human condition, primarily within the United States and since the second quarter of 2003, internationally.

The continued success of this segment is dependent, among other things, on the Company’s ability:

•
To maintain existing independent distributor representatives and recruit additional successful independent distributor representatives.  Additionally, the loss of key high-level distributors or business contributors as a result of business disagreements, litigation or otherwise could negatively impact future growth and revenues;

•	To continue to develop and make available new and desirable products at an acceptable cost;

•	To maintain safe and reliable multiple-location sources for product and materials;

•	To maintain a reliable information technology system and internet capability. The Company has

•
expended significant resources on systems enhancements in the past and will continue to do so to ensure prompt customer response times, business continuity and reliable reporting capabilities.  Any interruption to computer systems for an extended period of time could be harmful to the business;

•
To execute conformity with various federal, state and local regulatory agencies both within the United States and abroad.  With the growth of international business, difficulties with foreign regulatory requirements could have a significant negative impact on future growth.  Any inquiries from government authorities relating to the Company’s business and compliance with laws and regulations could be harmful to the Company;

•	To compete with larger more mature organizations operating within the same market and to remain competitive in terms of product relevance and business opportunity;

•	To successfully implement methods for progressing the direct selling philosophy internationally; and

•	To plan strategically for general economic conditions.

Any or all of the above risks could result in significant reductions in revenues and profitability of the Health and Wellness segment.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 17 “Subsequent Events” for additional information.)

Contract Manufacturing

From October 1, 2004, QMI has continued to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze® products.  In addition to that function, QMI produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.  QMI is an FDA-approved facility.

Ethical Pharmaceutical

Pharma’s current activity is the research and development of naturally-derived prescription drugs with the goal of improving the quality of life and health of those in need.  Research and development will focus on the identification, isolation and direct use of active medicinal substances.  One aspect of Pharma’s research will focus on the potential synergistic benefits of combining isolated active constituents and whole plant components. The Company will search for new natural sources of medicinal substances from plants and fungi from around the world while also investigating the use of traditional and historic medicinals and therapeutics.

The pre-clinical development, clinical trials, product manufacturing and marketing of Pharma's potential new products are subject to federal and state regulation in the United States and other countries. Obtaining FDA regulatory approval for these pharmaceutical products can require substantial resources and take several years.  The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indications to be treated. If the Company cannot obtain regulatory approval of these new products in a timely manner or if the patents are not granted or if the patents are subsequently challenged, these possible events could have a material effect on the business and financial condition of the Company.  The strength of the Company’s patent position may be important to its long-term success.  There can be no assurance that these patents and patent applications will effectively protect the Company’s products from duplication by others.   Additionally, the operations of the Company contribute to the current research and development expenditures of the Ethical Pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such research.  As research progresses on certain formulations, expenditures of the Pharma segment will require substantial financial support and would necessitate the consideration of other approaches such as, licensing or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital or internal funding be insufficient, there is no guarantee that other financing resources will become available, thereby deferring future growth and development of certain formulations.

Patents and chronological summary of QR formulations, which may or may not be areas of current focus, are:

•	A Patent (No. 6,555,573 B2) entitled “Method and Composition for the Topical Treatment of Diabetic Neuropathy.” The patent extends through March 27, 2021.

•
A Patent (No. 6,592,896 B2) entitled “Medicinal Composition and Method of Using It” (for Treatment of Sialorrhea and other Disorders) for a product to relieve sialorrhea (drooling) in patients suffering from Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig’s Disease.  The patent extends through August 5, 2021.

•
A Patent (No. 6,596,313 B2) entitled “Nutritional Supplement and Method of Using It” for a product to relieve sialorrhea (drooling) in patients suffering from Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig’s Disease.  The patent extends through April 14, 2022.

•
A Patent (No. 6,753,325 B2) entitled “Composition and Method for Prevention, Reduction and Treatment of Radiation Dermatitis,” a composition for preventing, reducing or treating radiation dermatitis.  The patent extends through November 5, 2021.

•	A Patent (No. 6,827,945 B2) entitled “Nutritional Supplements and Method of Using Same” for a method for treating at least one symptom of arthritis. The patent extends through April 22, 2023.

•	A Patent (No. 7,083,813 B2) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through August 4, 2023.

•
A Patent (No. 7,166,435 B2) entitled “Compositions and Methods for Reducing the Tranmissivity of Illnesses.”   This patent will provide additional protection to an existing composition patent (number 6,592,896), which the Company received in July 2003 and will support on-going investigations and potential commercialization opportunities. The Company will be continuing its studies to test the effects of the referenced compound against avian flu and human influenza. The patent extends through November 5, 2021.

•	A Patent (No. 7,175,987 B2) entitled “Compositions and Methods for The Treatment of Herpes.” The patent extends through November 5, 2021.

•	A Mexican Patent (No. 236311) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2020.

•	A New Zealand Patent (No. 533439) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A New Zealand Patent (No. 526041) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A New Zealand Patent (No. 530187) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 6, 2022.

•	A New Zealand Patent (No. 537821) entitled “Anti-Microbial Compositions and Methods of Using Same.” The patent extends through July 23, 2023.

•	An Australian Patent (No. 2002231095) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	An Australian Patent (No. 2002352501) entitled “Method for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	An Australian Patent (No. 2002232464) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 5, 2022.

•	A South African Patent (No. 2003/4247) entitled “Methods and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•
A South African Patent (No. 2003/9802) entitled “Nutritional Supplements and Methods of Using Same” for a method for treating at least one symptom of arthritis.  The patent extends through August 5, 2022.

•	A South African Patent (No. 2004/4614) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	A South African Patent (No. 2005/0517) entitled “Anti-Microbial Compositions & Methods for Using Same,” the patent extends through July 23, 2023.

•	A South African Patent (No. 2004/3365) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

•	An Israeli Patent (No. 159357) entitled “Nutritional Supplements and Methods of Using Same,” the patent extends through August 6, 2022.

QR-333 – In April 2002, the Company initiated a Proof of Concept Study in France for treatment of diabetic neuropathy, which was concluded in 2003.  In April 2003, the Company announced that an independently monitored analysis of the Proof  of  Concept  Study  concluded  that  subjects  using this  formulation  had  67%  of their symptoms improve, suggesting efficacy.  In March 2004, the Company announced that it had completed its first meeting at the FDA prior to submitting the Company’s IND application for the relief of symptoms of diabetic symmetrical peripheral neuropathy.  The FDA’s pre-IND meeting programs are designed to provide sponsors with advance guidance and input on drug development programs.  In September 2005, the Company announced that a preliminary report of its topical compound for the treatment of diabetic neuropathy was recently featured in the Journal of Diabetes and Its Complication.  Authored by Dr. C. LeFante and Dr. P. Valensi, the article appeared in the June 1, 2005 issue, and included findings that showed the compound reduced the severity of numbness, and irritation from baseline values.  In October 2005, the Company announced the results of  pre-clinical toxicology studies that showed no irritation, photo toxicity, contact hypersensitivity or photo allergy when applied topically to hairless guinea pigs and another study that showed no difference in the dermal response of the compound or placebo when applied to Gottingen Minipigs. (Both animal models are suggested for the evaluation of  topical drugs, by the FDA).  In March 2006, the Company announced the filing of an IND application with the FDA for its topical compound for the  treatment  of  Diabetic  Peripheral  Neuropathy.  This filing allowed the Company to begin human clinical trials following a 30-day review period.  If no further comments were forthcoming from the FDA, studies with human subjects could commence pending the availability of study drug.  This application included a compilation of all of the supporting development data and regulatory documentation required to file an IND application with the FDA. In April 2006, upon FDA approval for its IND, the Company announced its intent to commence human studies on its formulation.

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

The Study Chairman is Dr. Philip Raskin, Professor of Medicine University of Texas Southwestern Medical Center at Dallas Texas. The study protocol was approved by the FDA as a part of Quigley Pharma’s IND submission and has been approved by the required Investigational Review Boards. The completion of the study is dependent upon enrollment rates that may affect the overall length of the study and the communication of its results.

In September 2007, the Company issued an update on a Phase II (b) Clinical Study of QR-333 on Diabetic Peripheral Neuropathy.  The update on the study noted that over 100 subjects have been enrolled, 52 subjects have completed treatment and over 225 subjects have been screened for the Phase II (b) study designed to evaluate the safety and efficacy of the topical formulation on subjects with diabetic peripheral neuropathy.  Subject screening and enrollment will continue to ensure a 140 evaluable patient study population.  Once enrolled, subject treatment time is 12 weeks.  To date the in-progress safety profile for this study has been consistent with the findings from the favorable safety results of the previous human proof of concept study conducted in France.  Subsequently, in March 2008, the Company indicated that the number of subjects increased in the study.

QR-336 – In April 2004, the Company announced the results of a preliminary, pre-clinical animal study which measured the effect of its proprietary patent applied for formulation against ionizing (nuclear) radiation.  This study determined that parenteral (injection) administration of the study compound was protective against the effects of a lethal, whole body ionizing radiation dose in a mouse model.  This compound is being investigated to potentially reduce the effects of radiation exposure on humans.

In April 2006, the Company announced that it signed an agreement with Dr. William H. McBride, the Vice Chair of Research, Department of Oncology at UCLA to help develop an appropriate animal model radio protective research program for QR-336 to comply with New Food and Drug Administration animal efficacy rules for radio-protective pharmacological compounds.

In October 2006, the Company announced that it had received significant data identifying 50 microliters as the least toxic and  most effective radiation protection dose in mice when administered ip (intraperitoneal), po (by mouth) or sc (under the skin) prior to radiation exposure. These experiments were essential for providing the Company with data to optimize the formulation for efficacy and route of administration, which is required for filing under the FDA’s "Animal Efficacy Rule".

QR-337 – In September 2003, the Company announced its intention to file for permission to study its patent pending potential treatment for psoriasis and other skin disorders.  Continued testing will therefore have to be conducted under an IND application following positive preliminary results.

QR-435 – In May 2004, the Company announced that an intranasal spray application of the anti-viral test compound demonstrated efficacy by significantly reducing the severity of illness in ferrets that had been infected with the Influenza A virus. In pre-clinical studies, the antiviral formulation demonstrates antiviral activity against Ocular and Genital Herpes, indicating a new research and development path for the versatile compound. The Company is pleased with the progress and indicated that continued research is required to confirm the compound's safety and efficacy profiles.

In May 2006, the Company announced that it would begin a series of studies to evaluate the ocular antiviral efficacy and toxicity of its naturally-derived topical compound QR-435. Studies will be completed at The Campbell Ophthalmic Microbiology Laboratory at the University of Pittsburgh in the same lab where previous successful in vitro studies of QR-435 were performed.

In December 2006, the Company announced that a series of studies were conducted on the advice of Campbell Laboratories, University of Pittsburgh, to assess QR-435 (Quigley Pharma’s broad spectrum anti-viral) potential for treating Herpes Keratitis.

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

QR-437 – In January 2004, the Company reported that its compound, which was demonstrating antiviral activity, had shown virucidal and virustatic activity against the strain 3B of the Human Immunodeficiency Virus Type 1 (HIV-1) in an in-vitro study.   Additionally, the Company decided that the derivative compound of the anti-viral formulation previously found to be effective for treating Sialorrhea would probably postpone further development on the Sialorrhea indication and concentrate on further qualification and development of the anti-viral capabilities of the compound in humans.

QR-439 – In December 2003, the Company announced positive test results of a preliminary independent in vitro study indicating that a test compound of the Company previously tested on the Influenza virus showed “significant virucidal activity against a strain of the Severe Acute Respiratory Syndrome (SARS) virus.”

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

QR-440 (a) – The Company received an additional Investigational New Animal Drug (INAD) number from the Center for Veterinary Medicine of the FDA. In previous studies, QR-440 has been shown to reduce inflammation and also suggests possible disease-modifying potential.

QR-441(a) – In November 2005, the Company was assigned nine INADs for a broad anti-viral agent by the Center for Veterinary Medicine of the FDA. Eight of the INADs are for investigating the compound use against avian flu H5N1 virus in chickens, turkeys, ducks, pigs, horses, dogs, cats and non-food birds.  In January 2006, a ninth INAD was assigned for investigating its compound for treating arthritis in dogs. In March 2006, the Company announced that it is planning a series of controlled experiments designed to test its all natural broad spectrum anti-viral compound in poultry stocks.  The Company also announced that Dr. Timothy S. Cummings, MS, DVM, ACPV Clinical Poultry Professor at the College of Veterinary Medicine at Mississippi State University and Thomas G. Voss, Ph.D. Assistant Professor Tulane University School of Medicine will be assisting the Company in the development of the INAD bird challenge studies.

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

If successful this study could potentially provide data on the efficacy of QR-441(a) in preventing the infection of food grade poultry through the use of formulated feed and water. Positive data could be used to continue the development of the compound in the U.S with guidance from the FDA under the INAD’s issued to Quigley in 2005 and might also be useful for development outside the United States, where the impact of disease has already been felt.

QR-443 – In August 2006, the Company announced that it had obtained positive results for its QR-443 compound for the treatment of Cachexia.  Cachexia is an extremely debilitating and life threatening, wasting syndrome associated with chronic diseases such as cancer, AIDS, chronic renal failure, COPD and rheumatoid arthritis, where inflammation has a significant impact and patients experience loss of weight, muscle atrophy, fatigue, weakness and decreased appetite. The results of an animal study found a 75% efficacy rate in the treatment of mice with this condition.

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

Patents, Trademarks, Royalty and Commission Agreements

The Company currently owns no patents for cold-remedy products.  However, the Company has been assigned patent applications which are hereinafter discussed and has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation, which are patented as follows:

United States:	No. 4 684 528 (August 4, 1987, expired August 2004)
No. 4 758 439 (July 19, 1988, expired August 2004)

Canada:	No. 1 243 952 (November 1, 1988, expired June 2005)

Great Britain:	No. 2 179 536 (December 21, 1988, expired June 2005)

Germany:	No. 3,587,766 (March 2, 1994, expired June 2005)

Sweden:	No. 0 183 840 (March 2, 1994, expired June 2005)

France & Italy:	No. EP 0 183 840 B1 (March 2, 1994, expired June 2005) Japan: Pending

The following patents have been assigned to the Company in relation to Pharma, together with issue date:

United States:	No. 6 555 573 B2 (April 29, 2003)	No. 6 592 896 B2 (July 15, 2003)
	No. 6 596 313 B2 (July 22, 2003)	No. 6 753 325 B2 (June 22, 2004)
	No. 6 827 945 B2 (December 7, 2004)	No. 7,083,813 B2 (August 1, 2006)
	No. 7,166,435 B2 (January 23, 2007)	No. 7,175,987 B2 (February 13, 2007)

Mexico	No. 236311 (April 28, 2006)	South Africa	No. 2003/4247 (July 28, 2004)
		South Africa	No. 2003/9802 (July 28, 2004)
New Zealand	No. 533439 (October 12, 2006)	South Africa	No. 2004/4614 (October 28, 2005)
New Zealand	No. 526041 (May 12, 2005)	South Africa	No. 2005/0517 (December 28, 2005)
New Zealand	No. 530187 (June 7, 2007)	South Africa	No. 2004/3365 (May 31, 2006)
New Zealand	No. 537821 (September 13, 2007)	South Africa	No. 2004/3364 (October 25, 2006)

Australia	No. 2002231095 (November 24, 2005)	Israel	No. 159357 (November 21, 2006)
Australia	No. 2002352501 (July 5, 2007)
Australia	No. 2002232464 (February 22, 2007)

The Cold-Eeze® products are marketed by the Company in accordance with the terms of a licensing agreement (between the Company and the developer).  The contract is assignable by the Company with the developer’s consent.  In return for exclusive distribution rights, the Company paid the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in 2007.  However, the Company and the developer are in litigation and as such no potential offset for these fees from such litigation has been recorded.

During 1997, the Company obtained a trademark for the major components of its lozenge, ZIGG™ (denoting zinc gluconate glycine), to set Cold-Eeze® apart from the imitations then proliferating the marketplace.

An agreement between the Company and its founders was entered into on June 1, 1995.  The founders, both officers and stockholders of the Company, in consideration of the acquisition of the Cold-Eeze® cold therapy product, have received a total commission of five percent (5%), on sales collected, less certain deductions.  This agreement expired on May 31, 2005.

Product Distribution and Customers

The Company has several Broker, Distributor and Representative Agreements, both nationally and internationally, which provide for commission compensation based on sales performance.

The Cold-Eeze® products are distributed through numerous food, chain drug and mass merchandisers throughout the United States, including: Walgreen Co., Wal-Mart, Ahold, Super Valu, CVS, RiteAid, Publix, Sam’s Club, Winn-Dixie Stores, Inc., Target, The Kroger Company, Safeway Inc., Costco Wholesale, Kmart Corporation, and wholesale distributors including, AmerisourceBergen and Cardinal Distribution.

The Company is not dependent on any single customer as the broad range of customers includes many large wholesalers, mass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume.  The top five customers of the Company represent 37%, 31%, and 29% of its continuing consolidated gross revenues for the years ended December 31, 2007, 2006 and 2005, respectively.

Darius is a direct selling organization specializing in proprietary health and wellness products and the introduction of new products to the marketplace through a network of independent distributor representatives.  This method of distribution is in contrast to traditional distribution channels using independent and chain drug and discount stores as utilized by the Company in the promotion of the cold-remedy products.  On February 29, 2008, the Company sold this wholly owned subsidiary, Darius International Inc. (“Darius”) to InnerLight Holdings, Inc.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” for further discussion.)

Pharma currently has no sales since it is undergoing research and development activity in compliance with regulatory requirements and is at the initial stages of what may be a lengthy process to develop commercial products.

Research and Development

The Company’s research and development costs for the years ended December 31, 2007, 2006 and 2005 were $6,490,367, $3,820,071 and $3,784,221 respectively.  Future research and development expenditures are anticipated in order to develop extensions of the Cold-Eeze® product, including potential unrelated new products in the consumer health care industry, that are primarily supported by clinical studies, for efficacious long-term products that can be coupled with possible line extension derivatives for a family of products.  Clinical studies and testing are anticipated in connection with Pharma, such as the formulation of products for diabetic use, radiation dermatitis, influenza A, arthritis and other disorders.  Pharma is currently involved in research activity following patent applications that have been assigned to the Company.  Research and development costs, relating to potential products, are expected to increase significantly over time as milestones in the development and regulatory process may be achieved.

Regulatory Matters

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company’s products.  The Company’s Cold-Eeze® product is a homeopathic remedy, which is subject to regulation by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.  These regulatory authorities have broad powers, and the Company is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for, and the costs of, providing its products.  Management believes that the Company is in compliance with all such laws, regulations and standards currently in effect including the Food, Drug and Cosmetics Act of 1938 and the Homeopathic Pharmacopoeia Regulatory Service.  Although it is possible that future results of operations could be materially affected by the future costs of compliance, management believes that the future costs will not have a material adverse effect on the Company’s financial position or competitive position.

The pre-clinical development, clinical trials, product manufacturing and marketing of Pharma's potential new products are subject to federal and state regulation in the United States and other countries. Obtaining FDA regulatory approval for these pharmaceutical products can require substantial resources and take several years.  The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indications to be treated. If the Company cannot obtain regulatory approval of these new products in a timely manner or if the patents are not granted or if the patents are subsequently challenged, these possible events could all have a material effect on the business and financial condition of the Company.  The strength of the Company’s patent position may be important to its long-term success.  There can be no assurance that these patents and patent applications will effectively protect the Company’s products from duplication by others.

Competition

The Company competes with other suppliers of cold-remedy and health and wellness products.  These suppliers range widely in size.  Some of the Company’s competitors have significantly greater financial, technical or marketing resources than the Company.  Management believes that its Cold-Eeze® product, which has been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms, offers a significant advantage over many of its competitors in the over-the-counter cold-remedy market.  Management further believes that Darius’ direct marketing distribution methods offer a significant advantage over many of its competitors.  The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability, speed to market, reliability, credit terms,  name  recognition,  delivery  time  and  post-sale service and support.  Effective October 1, 2004, a  subsidiary  of the Company commenced manufacturing the Cold-Eeze® lozenge product.  This subsidiary assures future production capabilities of the lozenge product which constitutes primarily all of the cold remedy revenue.

Employees

At December 31, 2007 the Company employed 125 full-time persons, the majority of which were employed at the Company’s manufacturing facility in a production function.  The remainder were involved in an executive, marketing or administrative capacity.  None of the Company’s employees are covered by a collective bargaining agreement or are members of a union.

Suppliers

Prior to October 1, 2004, the manufacturing of the lozenge form of Cold-Eeze® was outsourced, but is now under the control of the Company.  The other forms of Cold-Eeze® and remaining products of both the cold remedy and health and wellness segments continue to be manufactured by contract manufacturers.  Should these third party relationships terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company’s operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company’s production requirements.

Raw materials used in the production of the cold-remedy products are available from numerous sources.  Currently, they are being procured from a single vendor in order to secure purchasing economies and qualitative security.  In a situation where this one vendor is not able to supply the ingredients, other sources have been identified.  Any situation where the vendor is not able to supply the contract manufacturer with ingredients may result in a temporary delay in production until replacement supplies are obtained to meet the Company’s production requirements.

Website Access

The Company's website address is www.quigleyco.com. The Company’s filings with the Securities and Exchange Commission (“SEC”) are available at no cost on its website as soon as practicable after the filing of such reports with the SEC.

ITEM 1A.                      RISK FACTORS

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 17 “Subsequent Events” for additional information.)

The Company Has A History of Losses and Limited Working Capital and Expects to Increase Spending.

The Company has experienced net losses for four of the past seven fiscal years.  Although the Company earned net income of approximately $3,217,000, $453,000 and $675,000, respectively, in the fiscal years ended December 31, 2005, December 31, 2004 and 2003, it incurred net losses of $2,458,000, $1,748,000, and $6,454,000,  respectively, in the fiscal years ended December 31, 2007, December 31, 2006, December 31, 2002.  In the fiscal year ended December 31, 2001, the Company earned net income of $216,000, but that amount included net settled litigation payments received of approximately $700,000 related to licensing fees.  As of December 31, 2007, The Company had working capital of approximately $18,819,000.  Since the Company continues to increase its spending on research and development in connection with Pharma’s product development, it is uncertain whether the Company will generate sufficient revenues to meet expenses or to operate profitably in the future.

The Company Holds Patents Which It May Not Be Able to Develop Into Pharmaceutical Medications.

Future success depends in part on Pharma’s ability to research and develop prescription medications based on patents, which currently are:

•	A Patent (No. 6,555,573 B2) entitled “Method and Composition for the Topical Treatment of Diabetic Neuropathy.” The patent extends through March 27, 2021.

•
A Patent (No. 6,592,896 B2) entitled “Medicinal Composition and Method of Using It” (for Treatment of Sialorrhea and other Disorders) for a product to relieve sialorrhea (drooling) in patients suffering from Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig’s Disease.  The patent extends through August 5, 2021.

•
A Patent (No. 6,596,313 B2) entitled “Nutritional Supplement and Method of Using It” for a product to relieve sialorrhea (drooling) in patients suffering from Amyotrophic Lateral Sclerosis (ALS), otherwise known as Lou Gehrig’s Disease.  The patent extends through April 14, 2022.

•
A Patent (No. 6,753,325 B2) entitled “Composition and Method for Prevention, Reduction and Treatment of Radiation Dermatitis,” a composition for preventing, reducing or treating radiation dermatitis.  The patent extends through November 5, 2021.

•	A Patent (No. 6,827,945 B2) entitled “Nutritional Supplements and Method of Using Same” for a method for treating at least one symptom of arthritis. The patent extends through April 22, 2023.

•	A Patent (No. 7,083,813 B2) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through August 4, 2023.

•
A Patent (No. 7,166,435 B2) entitled “Compositions and Methods for Reducing the Tranmissivity of Illnesses.”   This patent will provide additional protection to an existing composition patent (number 6,592,896), which the Company received in July 2003 and will support on-going investigations and potential commercialization opportunities. The Company will be continuing its studies to test the effects of the referenced compound against avian flu and human influenza. The patent extends through November 5, 2021.

•	A Patent (No. 7,175,987 B2) entitled “Compositions and Methods for The Treatment of Herpes.” The patent extends through November 5, 2021.

•	A Mexican Patent (No. 236311) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2020.

•	A New Zealand Patent (No. 533439) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A New Zealand Patent (No. 526041) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A New Zealand Patent (No. 530187) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 6, 2022.

•	A New Zealand Patent (No. 537821) entitled “Anti-Microbial Compositions and Methods of Using Same.” The patent extends through July 23, 2023.

•	An Australian Patent (No. 2002231095) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	An Australian Patent (No. 2002352501) entitled “Method for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	An Australian Patent (No. 2002232464) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 5, 2022.

•	A South African Patent (No. 2003/4247) entitled “Methods and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•
A South African Patent (No. 2003/9802) entitled “Nutritional Supplements and Methods of Using Same” for a method for treating at least one symptom of arthritis.  The patent extends through August 5, 2022.

•	A South African Patent (No. 2004/4614) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	A South African Patent (No. 2005/0517) entitled “Anti-Microbial Compositions & Methods for Using Same,” the patent extends through July 23, 2023.

•	A South African Patent (No. 2004/3365) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

•	An Israeli Patent (No. 159357) entitled “Nutritional Supplements and Methods of Using Same,” the patent extends through August 6, 2022.

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

The Company Will Need To Obtain Additional Capital To Support Long-Term Product Development And Commercialization Programs.

The Company’s ability to achieve and sustain operating profitability depends in large part on the ability to commence, execute and complete clinical programs for, and obtain additional regulatory approvals for, prescription medications developed by Pharma, particularly in the U.S. and Europe.  There is no assurance that the Company will ever obtain such approvals or achieve significant levels of sales.  The current sales levels of Cold-Eeze® products and health and wellness products may not generate all the funds the Company anticipates will be needed to support current plans for product development.  The Company may need to obtain additional financing to support its long-term product development and commercialization programs.  Additional funds may be sought through public and private stock offerings, arrangements with corporate partners, borrowings under lines of credit or other sources.

The amount of capital that may be needed to complete product development of Pharma’s products will depend on many factors, including;

●	the cost involved in applying for and obtaining FDA and international regulatory approvals;

●	whether the Company elects to establish partnering arrangements for development, sales, manufacturing and marketing of such products;

●	the level of future sales of Cold-Eeze® and health and wellness products, and expense levels for international sales and marketing efforts;

●	whether the Company can establish and maintain strategic arrangements for development, sales, manufacturing and marketing of its products; and

●	whether any or all of the outstanding options and warrants are exercised and the timing and amount of these exercises.

Many of the foregoing factors are not within the Company’s control.  If additional funds are required and such funds are not available on reasonable terms, the Company may have to reduce its capital expenditures, scale back its development of new products, reduce its workforce and out-license to others products or technologies that the Company otherwise would seek to commercialize itself.  Any additional equity financing will be dilutive to stockholders, and any debt financing, if available, may include restrictive covenants.

The Company’s Products and Potential New Products Are Subject to Extensive Governmental Regulation.

The Company’s business is regulated by various agencies of the states and localities where its products are sold.  Governmental regulations in foreign countries where the Company plans to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation, of certain of its products.  In addition, no prediction can be made as to whether new domestic or foreign legislation regulating our activities will be enacted.  Any new legislation could have a material adverse effect on its business, financial condition and operations.  Non-compliance with any applicable requirements may subject the Company or the manufacturers of its products to sanctions, including warning letters, fines, product recalls and seizures.

Cold Remedy and Health and Wellness Products.  The manufacturing, processing, formulation, packaging, labeling and advertising of the cold remedy and health and wellness products are subject to regulation by several federal agencies, including:

●           the FDA;

●           the Federal Trade Commission (“FTC”);

●           the Consumer Product Safety Commission;

●           the United States Department of Agriculture;

●           the United States Postal Service;

●           the United States Environmental Protection Agency; and

●           the Occupational Safety and Health Administration.

In particular, the FDA regulates the safety, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter and prescription drugs and cosmetics.  The FTC also has overlapping jurisdiction with the FDA to regulate the promotion and advertising of vitamins, over-the-counter drugs, cosmetics and foods.  In addition, the cold remedy products are homeopathic remedies which are regulated by the Homeopathic Pharmacopoeia of the United States (“HPUS”).  HPUS sets the standards for source, composition and preparation of homeopathic remedies which are officially recognized in the Federal Food, Drug and Cosmetics Act of 1938.

Pharma.  The preclinical development, clinical trials, product manufacturing and marketing of Pharma’s potential new products are subject to federal and state regulation in the United States and other countries.  Clinical trials and product marketing and manufacturing are subject to the rigorous review and approval processes of the FDA and foreign regulatory authorities.  Obtaining FDA and other required regulatory approvals is lengthy and expensive.  Typically, obtaining regulatory approval for pharmaceutical products requires substantial resources and takes several years.  The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indication to be treated.  Preclinical studies must comply with FDA regulations.  Clinical trials must also comply with FDA regulations and may require large numbers of test subjects, complex protocols and possibly lengthy follow-up periods.  Consequently, satisfaction of government regulations may take several years, may cause delays in introducing potential new products for considerable periods of time and may require imposing costly procedures upon the Company’s activities.  If regulatory approval of new products is not obtained in a timely manner or not at all the Company could be materially adversely affected.  Even if regulatory approval of new products is obtained, such approval may impose limitations on the indicated uses for which the products may be marketed which could also materially adversely affect the business, financial condition and future operations of the Company.

The Company’s Business is Very Competitive and Increased Competition Could Have a Significant Impact on Earnings.

Both the non-prescription healthcare product and pharmaceutical industries are highly competitive.  Many of the Company’s competitors have substantially greater capital resources, research and development staffs, facilities and experience than it does.  These and other entities may have or may develop new technologies.  These technologies may be used to develop products that compete with the Company.

The Company believes that the primary cold remedy product, Cold-Eeze®, has a competitive advantage over other cold remedy products because it has been clinically proven to reduce the severity and duration of common cold symptoms.  The Company believes that Darius had an advantage over its competitors because it directly sells its proprietary health and wellness products through its extensive network of independent distributors.  Competition in Pharma’s expected product areas would most likely come from large pharmaceutical companies as well as other companies, universities and research institutions, many of which have resources far in excess of the Company’s resources.

The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability, reliability and name recognition of its cold remedy, health and wellness products and Pharma’s ability to successfully develop and market prescription medications.  There can be no assurance that the Company will be able to compete successfully in the future.  If the Company is unable to compete, its earnings may be significantly impacted.

The Company’s Future Success is Dependent on the Continued Services of Key Personnel Including The Chairman of the Board of Directors, President and Chief Executive Officer.

The Company’s future success depends in large part on the continued service of key personnel.  In particular, the loss of the services of Guy J. Quigley, Chairman of the Board, President and Chief Executive Officer could have a material adverse effect on operations.  The Company had an employment agreement with Mr. Quigley which expired on December 31, 2005.  Future success and growth also depends on the Company’s ability to continue to attract, motivate and retain highly qualified employees.  If the Company is unable to attract, motivate and retain qualified employees, our business and operations could be materially adversely affected.

The Company’s Future Success Depends on the Continued Employment of Richard A. Rosenbloom, M.D., Ph.D., with Pharma.

Pharma’s potential new products are being developed through the efforts of Dr. Rosenbloom.  The loss of his services could have a material adverse effect on the Company’s product development and future operations.

The Company’s Future Success was Dependent on the Continued Acceptance of the Direct Selling Philosophy, the Maintenance of the Network of Existing Independent Distributor Representatives and the Recruitment of Additional Successful Independent Distributor Representatives.

Darius markets and sells herbal vitamins and dietary supplements for the human condition through its network of independent distributor representatives.  Its products are sold to independent distributor representatives who either use the products for their own personal consumption or resell them to consumers.  The independent distributor representatives receive compensation for sales achieved by means of a commission structure or compensation plan on certain product sales of certain personnel within their downstream independent distributor representative network.  Since the independent distributor representatives are not employees of Darius, they are under no obligation to continue buying and selling Darius’ products and the loss of key high-level distributors could negatively impact the Company’s future growth and profitability.

The Company’s Future Success Depends on the Continued Sales of its Principal Product.

For the fiscal year ended December 31, 2007, the Cold-Eeze® products represented approximately 65% of the Company’s total sales.  While the Company has diversified into health and wellness products, the line of Cold-Eeze® products continues to be a major part of its business.  Accordingly, the Company has to depend on the continued acceptance of Cold-Eeze® products by its customers.  However, there can be no assurance that the Cold-Eeze® products will continue to receive market acceptance.  The inability to successfully commercialize Cold-Eeze® in the future, for any reason, would have a material adverse effect on the financial condition, prospects and ability to continue operations of the Company.

The Company Has a Concentration of Sales to and Accounts Receivable from Several Large Customers.

Although the Company has a broad range of customers that includes many large wholesalers, mass merchandisers and multiple outlet pharmacy chains, the five largest customers account for a significant percentage of sales.  These five customers accounted for 37% of total sales for the fiscal year ended December 31, 2007 and 31% of total sales for the fiscal year ended December 31, 2006.  In addition, customers comprising the five largest accounts receivable balances represented 58% and 56% of total accounts receivable balances at December 31, 2007 and 2006, respectively.  Credit is extended to customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required.  If one or more of these large customers cannot pay, the write-off of their accounts receivable would have a material adverse effect on the Company’s  operations and financial condition.  The loss of sales to any one or more of these large customers would also have a material adverse effect on the operations and financial condition of the Company.

The Company is Dependent on Third-Party Manufacturers and Suppliers for the Health and Wellness Products and Third-Party Suppliers for Certain of the Cold Remedy Products.

The Company does not manufacture any of the Health and Wellness products, nor manufacture any of the ingredients in these products.  In addition, all active ingredients that are raw materials used in connection with the Cold-Eeze® product are purchased from a single unaffiliated supplier.  Should any of these relationships terminate, the Company believes that the contingency plans which have been formulated would prevent a termination from materially affecting its operations.  However, if any of these relationships are terminated, there may be delays in production of the Company’s products until an acceptable replacement facility is located.  The Company continues to look for safe and reliable multiple-location sources for products and raw materials so that it can continue to obtain products and raw materials in the event of a disruption in its business relationship with any single manufacturer or supplier.  While secondary sources have been identified for some of the Company’s products and raw materials, its inability to find other sources for some of its other products and raw materials may have a material adverse effect on its operations.  In addition, the terms on which manufacturers and suppliers will make products and raw materials available to us could have a material effect on the Company’s success.

The Company is Uncertain as to Whether It Can Protect Its Proprietary Rights.

The strength of the Company’s patent position may be important to its long-term success.  The Company currently owns eight U.S. and ten foreign patents in connection with products that are being developed by Pharma.  In addition, the Company has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc/gluconate/glycine lozenge formulation.  That formulation has been patented in the United States, Germany, France, Italy, Sweden, Canada and Great Britain and a patent is pending in Japan.  However, this patent in the United States expired in August 2004 and expired in June 2005 in all countries except Japan.

There can be no assurance that these patents and the Company’s exclusive license will effectively protect its products from duplication by others.  In addition, the Company may not be able to afford the expense of any litigation which may be necessary to enforce its rights under any of the patents.  Although the Company believes that current and future products do not and will not infringe upon the patents or violate the proprietary rights of others, if any of the current or future products do infringe upon the patents or proprietary rights of others, the Company may have to modify the products or obtain an additional license for the manufacture and/or sale of such products.  The Company could also be prohibited from selling the infringing products.  If the Company is found to infringe on the proprietary rights of others, it is uncertain whether the Company will be able to take corrective actions in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect upon its business, financial condition and operations.

The Company also use non-disclosure agreements with its employees, suppliers, consultants and customers to establish and protect the ideas, concepts and documentation of its confidential non-patented and non-copyright protected proprietary technology and know-how.  However, these methods may not afford complete protection.  There can be no assurance that third parties will not obtain access to or independently develop the Company’s technologies, know-how, ideas, concepts and documentation, which could have a material adverse effect on the Company’s financial condition.

The Sales of the Company’s Primary Product Fluctuates by Season.

A significant portion of the Company’s business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the cold remedy products.  There can be no assurance that the Company will be able to manage its working capital needs and its inventory to meet the fluctuating demand for these products.  Failure to accurately predict and respond to consumer demand may result in the production of excess inventory.  Conversely, if products achieve greater success than anticipated for any given quarter, this may result in insufficient inventory to meet customer demand.

The Company’s Existing Products and New Products Under Development Expose the Company to Potential Product Liability Claims.

The Company’s business results in exposure to an inherent risk of potential product liability claims, including claims for serious bodily injury or death caused by the sales of the Company’s existing products and the clinical trials of products which are being developed.  These claims could lead to substantial damage awards.  The Company currently maintains product liability insurance in the amount of, and with a maximum payout of $25 million.  A successful claim brought against us in excess of, or outside of, existing insurance coverage could have a material adverse effect on the Company’s results of operations and financial condition.  Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the consumer demand for its products.

The Company is Involved in Lawsuits Regarding Claims Relating to Certain of the Cold-Eeze® Products and other Business Matters.

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

A Substantial Amount of the Company’s Outstanding Common Stock is Owned by the Chairman of the Board and President and Executive Officers and Directors, as a Group Can Significantly Influence All Matters Voted on by Stockholders.

Guy J. Quigley, Chairman of the Board, President and Chief Executive Officer, through his beneficial ownership, has the power to vote approximately 25.5% of The Company’s common stock.  Mr. Quigley and the other executive officers and directors collectively beneficially own approximately 38.4% of the common stock.  These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including election of directors.  Consequently, they exercise substantial control over all major decisions which could prevent a change of control of the Company.

The Company’s Stock Price is Volatile.

The market price of the Company’s common stock has experienced significant volatility.  From January 1, 2004 to January 31, 2008, the per share bid price has ranged from a low of approximately $2.92 to a high of approximately $16.94.  There are several factors which could affect the price of the common stock, some of which are announcements of technological innovations for new commercial products by us or competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for the Company’s products.  Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of the common stock.

Future Sales of Shares of the Company’s Common Stock in the Public Market Could Adversely Affect the Trading Price of Shares of the Common Stock and the Company’s Ability to Raise Funds in New Stock Offerings.

Future sales of substantial amounts of shares of the Company’s common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of the common stock and, as a result, the value of the notes.  As of December 31, 2007, the Company had 12,853,133 shares of common stock outstanding.

The Company also has outstanding options to purchase an aggregate of 2,482,000 shares of common stock at an average exercise price of $7.70 per share.  If the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of the common stock would likely decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of common stock being offered for sale to increase, the common stock’s market price would likely further decline.  All of these events could combine to make it very difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

The Company Does Not Intend to Pay Cash Dividends in the Foreseeable Future.

The Company has not paid cash dividends on its common stock since inception.  The intention of the Company is to retain earnings, if any, for use in the business and does not anticipate paying any cash dividends to stockholders in the foreseeable future.

The Company’s Articles of Incorporation and By-laws Contain Certain Provisions that May Be Barriers to a Takeover.

The Company’s Articles of Incorporation and By-laws contain certain provisions which may deter, discourage, or make it difficult to assume control of the Company by another corporation or person through a tender offer, merger, proxy contest or similar transaction or series of transactions.  These provisions may deter a future tender offer or other takeover attempt.  Some stockholders may believe such an offer to be in their best interest because it may include a premium over the market price of the common stock at the time.  In addition, these provisions may assist current management in retaining its position and place it in a better position to resist changes which some stockholders may want to make if dissatisfied with the conduct of the Company’s business.

The Company Has Agreed to Indemnify Its Officers and Directors From Liability.

Sections 78.7502 and 78.751 of the Nevada General Corporation Law allow the Company to indemnify any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding because he or she is or was a director, officer, employee or agent of the Company or is or was serving at the Company’s request as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise.  These provisions permit the Company to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification.  These provisions may also reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company or its stockholders.  In addition, to the extent that the Company expends funds to indemnify directors and officers, funds will be unavailable for operational purposes.

ITEM 1B.                      UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.                      PROPERTIES

The corporate office of The Quigley Corporation is located at 621 Shady Retreat Road, Doylestown, Pennsylvania.  This property, with an area of approximately 13,000 square feet, was purchased in November 1998 and refurbished during 1999.  The Company occupies warehouse space in Las Vegas, Nevada at a current monthly cost of $2,691.  This Nevada location has a three-year lease that expires in July 2009.  In addition to storage facilities at the manufacturing subsidiary’s locations, the Company also stores product in a number of additional warehouses in Pennsylvania with storage charges based upon the quantities of product being stored.

The manufacturing facilities of the Company are located in each of Elizabethtown and Lebanon, Pennsylvania.  The facilities were purchased effective October 1, 2004.  In total, the facilities have a total area of approximately 73,000 square feet, combining both manufacturing and office space.

The Darius business in Utah is located at 867 East 2260 South, Provo, Utah, with an area of approximately 24,750 square feet.  The current monthly lease cost of these offices and warehouse space is $14,789 with current leases set to expire no later than July 2009.  The Company expects that these leases will be renewed or that alternative spaces will be obtained.  On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.

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

In May 2001, plaintiffs filed a motion to certify the putative class.  The Company opposed the motion.  In November, 2001, the court held a hearing on plaintiffs' motion for class certification.  In January, 2002, the court denied in part and granted in part plaintiffs' motion.  The court denied plaintiffs' motion to certify a class based on plaintiffs' claims under Pennsylvania's consumer protection law, under which plaintiffs sought treble damages, effectively dismissing this cause of action; however, the court certified a class based on plaintiffs' secondary breach of implied warranty and unjust enrichment claims.  In August, 2002, the court issued an order adopting a form of Notice of Class Action to be published nationally.  Significantly, the form of Notice approved by the court included a provision which limits the potential class members who may potentially recover damages in this action to those persons who present a proof of purchase of Cold-Eeze during the period August 1996 and November 1999.

Afterward, a series of pre-trial motions were filed raising issues concerning trial evidence and the court's jurisdiction over the subject matter of the action.  In March, 2005, the court held oral argument on these motions.

Significantly, on November 8, 2006, the Court entered an Order dismissing the case in its entirety on the basis that the action was preempted by federal law.  The plaintiffs appealed the Court's decision in December, 2006 to the Superior Court of the Commonwealth of Pennsylvania.  On February 19, 2008, the Superior Court upheld defendant's appeal and remanded the case to the Philadelphia County Court of Common Pleas for trial.  The Company has decided not to appeal to the Supreme Court of Pennsylvania and the case is being prepared for trial.

For the reasons stated by the Court in dismissing the case, as well as for other reasons, the Company believes that plaintiffs' case on appeal lacks merit; however, no prediction as to the outcome of the appeal can be made.

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.
(Bucks Co. CCP, No. 04-07776)

In this action, which was commenced in November 2004, the Company is seeking declaratory and injunctive relief against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze trade name and trademark; injunctive relief relating to the Cold-Eeze formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending the Company's payment of commissions to defendants.  The Company's Complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the "Agreements") entered into between the defendants and the Company.  The Company terminated the Agreements for the defendants' alleged material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims against the Company seeking remedies relative to the Agreements.  The Company believes that the defendants' counterclaims are without merit and is vigorously defending those counterclaims and is prosecuting its action on its complaint.  Discovery and depositions have been partially completed and the case is scheduled to be put on the Trial List on or before June 1, 2008.

At this time no prediction as to the outcome of this action can be made.

DARIUS INTERNATIONAL INC., ET AL. VS. ROBERT O. YOUNG ET AL.
(FEDERAL DISTRICT COURT – EASTERN DISTRICT, PA)

In this action, the Company seeks injunctive relief and monetary damages against two individuals for violation of a non-competition agreement between a wholly owned subsidiary of the Company, Innerlight Inc., and the defendants, each of whom are also under agreement to serve as consulting to the Company.

In late November, 2005, the Company learned that the defendants had launched a line of nutritional supplement products that competed with Innerlight products.  Defendants promoted their line of products by a website, among other means.  The Company moved for a temporary restraining order against the defendants, which the court denied; however, the court ordered expedited discovery and scheduled a preliminary injunction hearing.  Before the hearing, the Company amended its complaint to add counts against defendants for unfair competition, trademark infringement and other causes, which the court allowed.  In response, defendants initially moved to dismiss the case.  The court denied the motion.  Defendants answered the complaint and asserted nine counterclaims, including: breach of contract; breach of covenant of good faith and fair dealing; unjust enrichment, conversion; common law trademark infringement; common law violation of the right to publicity; violation of abuse of personal identity act; injunctive relief; and declaratory relief.

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

The Company's claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims in the event that Quigley's underlying policy limits are exhausted.  Underlying coverage on certain actions has been exhausted but there can be no determination as to the damage claim until the Polski case appealed to the Eighth United States Circuit Court of Appeals has been decided.

At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

MONIQUE FONTENOT DOYLE VS. THE QUIGLEY CORPORATION
(U.S.D.C., W.D. La. Docket No.: 6:06CV1497)

On August 31, 2006, the plaintiff filed an action against the Company in the United States District Court for the Western District of Louisiana (Lafayette-Opelousas Division).  The action alleges the plaintiff suffered certain losses and injuries as a result of the Company’s nasal spray product.  Among the allegations of plaintiff are breach of express warranties and damages pursuant to the Louisiana Products Liability Act.

A trial date has been set for August 4, 2008.  Discovery is not yet complete.  The Company believes the plaintiff’s claims are without merit and is vigorously defending this lawsuit.

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

CAROLYN SUNDERMEIER VS. THE QUIGLEY CORPORATION
 (Pa. C.C.P., Bucks County, Docket No.: 07-01324-26-2)

On February 16, 2007, plaintiff filed an action in the Court of Common Pleas of Bucks County, Pennsylvania.  The complaint was served on the Company on February 20, 2007.  The action alleges the plaintiff suffered certain losses and injuries as a result of using the Company’s nasal spray product.  Plaintiff’s complaint consists of counts for negligence, strict products liability (failure to warn), strict products liability (defective design), breach of express and implied warranties, and violations under the Pennsylvania Unfair Trade Practices and Consumer Protection Law and other consumer protection statutes.

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

INNERLIGHT INC. VS. THE MATRIX GROUP, LLC
(FOURTH JUDICIAL DISTRICT COURT, UTHA COUNTY, STATE OF UTAH)

On March 13, 2006, Innerlight Inc. filed a declaratory judgment action in the Fourth Judicial District, Utah County, State of Utah, requesting a declaration that there is no valid contract between the parties. The Matrix Group, LLC has alleged there is a contract between the parties obligating Innerlight Inc. to purchase $750,000 of products for the 12-month period commencing October 18, 2004 and ending October 17, 2005, $1,500,000 for the period commencing October 18, 2005 and ending October 17, 2006, and for each 12-month period thereafter, through and including October 17, 2013, at least $4,000,000 of products from The Matrix Group, LLC. The document on which Matrix relies was drafted by Matrix and states that the acceptance of the appointment by distributor (Innerlight Inc.) is conditioned upon distributor's written acceptance of the Company's product price list.  No written acceptance of the product price list was ever made by Innerlight Inc.

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

Thereafter, Matrix filed a counterclaim alleging that a contract did exist and that Innerlight had breached this contract.  Both parties then agreed to stay discovery, pending resolution of crossover motions for summary judgment.

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor, finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement. The final Order granting Innerlight's motion and rejecting Matrix's was entered by the Court on April 10, 2007.

Matrix appealed the Court's Order granting summary judgment on May 8, 2007. Matrix requested a stay of the judgment in favor of Innerlight claiming that Innerlight's possession of the surplus Sassoon products was sufficient security. Innerlight opposed Matrix's request to proceed without a bond and the Court denied Matrix's request.  The Court entered a Judgment for Innerlight against Matrix on June 25, 2007, in the amount of $202,292.72. Innerlight attempted to return the surplus Sassoon products to Matrix pursuant to the Court's order, but when Matrix refused receipt the Court authorized Innerlight to dispose of the Sassoon products.

Innerlight filed a writ of execution on July 26, 2007, to foreclose on its Judgment against Matrix. Matrix requested a hearing wherein it argued for a stay of execution on the basis that collecting against Matrix was unconstitutional. On September 19, 2007, the Court denied Matrix's motion to stay. Matrix appealed this Order on September 25, 2007, and requested a stay of execution from the Utah Court of Appeals. The Utah Court of Appeals granted Matrix's motion to stay execution. The parties are currently briefing the appeal before the Utah Court of Appeals. Innerlight will continue to vigorously defend Matrix's appeal.

For the reasons stated by the Court in the case, as well as for other reasons, the Company believes that Matrix's case on appeal lacks merit; however, no prediction as to the outcome of the appeal can be made.

INNERLIGHT INC. VS. READYCASH HOLDINGS, LLC. AND
GLOBAL TRADE SOLUTIONS, INC. DBA READYCASH
(FOURTH JUDICIAL DISTRICT COURT, UTAH COUNTY, STATE OF UTAH)

On April 20, 2007 Innerlight Inc. filed a complaint against ReadyCash, alleging claims for breach of contract, unjust enrichment and conversion and for a constructive trust and accounting over Innerlight Inc.'s funds. On June 8, 2007, ReadyCash filed its answer denying liability and counterclaimed with claims of breach of contract and unjust enrichment. On June 28, 2007, Innerlight Inc. answered the counterclaims by denying liability. Discovery has commenced between the parties. No opinion can be expressed at this time regarding the outcome of this matter.

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

THE MATRIX GROUP, LLC VS. INNERLIGHT INC.
(U.S. DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA)

On July 6, 2006, The Matrix Group, LLC commenced an action against Innerlight Inc. in the United States District Court for the Southern District of Florida.  The action brought by The Matrix Group, LLC relates to the same facts and circumstances as the action commenced in March of 2006 by Innerlight Inc. against The Matrix Group, LLC in Utah County, Utah.  The Matrix Group, LLC is claiming that according to the terms of the alleged contract, Innerlight has the obligation to purchase $28,750,000 additional product from April 6, 2006 through October 17, 2013 and that The Matrix Group, LLC is entitled to a judgment against Innerlight Inc. for alleged obligations to purchase product in the amount of $744,050 from the period of October 18, 2005 through April 17, 2006.  The United States District Court for the Southern District of Florida has dismissed without prejudice this action.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 17 “Subsequent Events” for additional information.)

ITEM 4.                      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.                      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
    MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE CHART

The following graph reflects a five-year comparison, calculated on a dividend reinvested basis, of the cumulative total stockholder return on the Common Stock of the Company, a “peer group” index classified as drug related products by Hemscott Group Ltd., (“Hemscott Group Index”) and the NASDAQ Market Index. The comparisons utilize an investment of $100 on December 31, 2002 for the Company and the comparative indices, which then measure the values for each group at December 31 of each year presented. There can be no assurance that the Company’s stock performance will continue with the same or similar trends depicted in the following performance graph.

Market Information

The Company’s Common Stock, $.0005 par value, is currently traded on The NASDAQ Global Market under the trading symbol “QGLY.”  The price set forth in the following table represents the high and low bid prices for the Company’s Common Stock.

	Common Stock
	2007		2006
Quarter Ended	High	Low	High	Low

March 31	$7.99	$5.09	$15.95	$8.02
June 30	$7.49	$4.55	$12.35	$8.19
September 30	$5.24	$2.92	$9.50	$7.00
December 31	$6.13	$3.75	$7.99	$5.31

Such quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

The Company’s securities are traded on The NASDAQ Global Market and consequently stock prices are available daily as generated by The NASDAQ Global Market established quotation system.

Holders

As of December 31, 2007, there were approximately 300 holders of record of the Company’s Common Stock,  including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients.  The exact number of beneficial owners of the Company’s securities is not known but exceeds 400.

Dividends

The Company has not declared, nor paid, any cash dividends on its Common Stock.  At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

Warrants and Options

In addition to the Company’s outstanding Common Stock, there are, as of December 31, 2007, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share stated and expire on the date indicated, as follows:

Description	Number	Exercise Price	Expiration Date
Option Plan	331,000	$5.125	April 6, 2009
Option Plan	173,250	$0.8125	December 20, 2010
Option Plan	196,000	$1.2600	December 10, 2011
Option Plan	311,250	$5.1900	July 30, 2012
Option Plan	62,500	$5.4900	December 17, 2012
Option Plan	404,000	$8.1100	October 29, 2013
Option Plan	484,000	$9.5000	October 26, 2014
Option Plan	520,000	$13.8000	December 11, 2015

At December 31, 2007, there were 2,482,000 unexercised and vested options of the Company’s Common Stock available for exercise.

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Warrants (A)	Weighted Average Exercise Price of Outstanding Options & Warrants (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plans Approved by Security Holders (1)	2,482,000	$7.70	1,595,250

(1)
An incentive stock option plan was instituted in 1997, (the “1997 Stock Option Plan”) and approved by the stockholders in 1998. Options pursuant to the 1997 Stock Option Plan have been granted to directors, executive officers, and employees.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth the selected financial data of the Company for and at the end of the years ended December 31, 2007, 2006, 2005, 2004 and 2003.

The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and notes thereto appearing elsewhere herein.

(Amounts in thousands, except per share data)	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003
Statement of Income Data:
Net sales	$39,475	$42,125	$53,658	$43,948	$41,499
Total revenue	$39,475	$42,125	$53,658	$43,948	$41,499
Gross profit	$22,648	$22,878	$27,834	$20,375	$20,011
Income (loss) - continuing operations	$(2,458)	$(1,748)	$3,217	$453	$729
Loss - discontinued operations (1)	-	-	-	-	$(54)
Net income (loss)	$(2,458)	$(1,748)	$3,217	$453	$675

Basic earnings (loss) per share: Continuing operations	$(0.19)	$(0.14)	$0.28	$0.04	$0.06
Discontinued operations	-	-	-	-	-
Net income (loss)	$(0.19)	$(0.14)	$0.28	$0.04	$0.06
Diluted earnings (loss) per share: Continuing operations	$(0.19)	$(0.14)	$0.24	$0.03	$0.05
Discontinued operations	-	-	-	-	-
Net income (loss)	$(0.19)	$(0.14)	$0.24	$0.03	$0.05
Weighted average shares outstanding:
Basic	12,693	12,245	11,661	11,541	11,467
Diluted	12,693	12,245	13,299	14,449	14,910

	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004	As of December 31, 2003
Balance Sheet Data:
Working capital	$18,819	$20,541	$20,682	$17,853	$18,257
Total assets	$33,314	$34,845	$35,976	$31,530	$26,270
Debt	-	-	$1,464	$2,893	-
Stockholders’ equity	$23,244	$25,529	$25,320	$21,902	$20,787

(1) In December 2002, the Board of Directors of the Company approved a plan to sell Caribbean Pacific Natural Products, Inc. (“CPNP”). On January  22,  2003,  the  Board of  Directors of the  Company completed  the sale of the  Company's  60% equity  interest  in CPNP to  Suncoast Naturals,  Inc. The sale of this segment has been treated as discontinued operations and all periods presented have been reclassified.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and Note 17 “Subsequent Events” for additional information.)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

The Company’s business is the manufacture and distribution of cold remedy products to the consumer through the over-the-counter marketplace together with the sale of proprietary health and wellness products through its direct selling subsidiary. One of the Company’s key products in its Cold Remedy segment is Cold-Eeze, a zinc gluconate glycine product proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze is an established product in the health care and cold remedy market.   Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze lozenge product.  This manufacturing entity, now called Quigley Manufacturing Inc. (“QMI”), a wholly owned subsidiary of the Company, will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze products.  In addition, QMI, which is an FDA approved facility, produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.

The Cold Remedy segment reported a sales increase in 2007 compared to 2006.  This increase was primarily the result of the introduction of two new products during the course of 2007, Cold-Eeze Immune Support Complex 10 and Organix™ Organic Cough and Sore Throat Drops.  Additionally, the Company increased the price of Cold-Eeze to the trade in July 2007, thereby positively impacting 2007 revenues.  However, these positive events were mitigated by a significant reduction in the unit consumption of Cold-Eeze in the year of 2007, particularly in the fourth quarter.  Available reports indicate that the 2007 cough/cold season had the lowest reported incidence of the common cold in over eight years, a factor which had consequences across the cough/cold category.  Revenues of this segment were also negatively impacted by the reduction in warehouse and retail inventory levels of several key retail outlets.  New competitor products continue to enter into the retail arena and vie for visibility in an already congested category.  Unlike Cold-Eeze, which is clinically proven to treat the common cold, many of these new products are without any evidence of clinical effectiveness.

In 2007, the margin of the Cold Remedy segment was favorably impacted as a result of the discontinuation in May 2007 of royalty costs associated with the developer of Cold-Eeze along with the price increase of Cold-Eeze to the trade in July 2007.   These margin gains were somewhat reduced by the execution of a coupon program in the fourth quarter, which was accounted for as a reduction in sales, thereby reducing margin.  Additionally, the margins of the newly introduced products were slightly lower than typical for this segment.

The Health and Wellness segment is operated through Darius International Inc. (“Darius”), a wholly owned subsidiary of the Company which was formed in January 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius is a direct selling organization specializing in proprietary health and wellness products.  The formation of Darius has provided diversification to the Company in both the method of product distribution and the broader range of products available to the marketplace, serving as a balance to the seasonal revenue cycles of the Cold-Eeze® branded products.  The revenues of this segment are proportionate to the number of active independent distributors and during the course of 2007 these distributor numbers declined.  Additionally, 2007 revenues may have been adversely affected due to continuing litigation between the Company and the sponsor of the segment’s product line.  Corrective action, which involved the appointment of a new president of the segment and expanding the international sector, initiated during 2006 has helped to decrease the rate of decline in revenues of this segment.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the current president of Darius.  The terms of the agreement include a cash purchase price of $1,000,000 by InnerLight Holdings, Inc., for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius markets health and wellness products through its wholly owned subsidiary, Innerlight Inc., which constituted the Health and Wellness segment of the Company.  Losses from this segment in recent times have reduced the resources available for the research and development activities of the Pharma segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription products.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs.  Pharma is currently undergoing  research  and  development  activity  in  compliance  with regulatory  requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.  The Company continues to invest significantly with ongoing research and development activities of this segment.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities and the requirements associated with the development of Pharma’s potential prescription drugs in order to continue to compete on a national and international level.  The business development of Darius is dependent on the Company retaining existing independent distributor representatives and recruiting additional active representatives both internationally and within the United States, continued conformity with government regulations, a reliable information technology system capable of supporting continued growth and continued reliable sources for product and materials to satisfy consumer demand.

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”)  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” - Including an amendment of FASB No. 115 (“SFAS 159”) . The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, of SFAS 159 on its operating results and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 141R on its operating results and financial position.

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

The product in the Cold Remedy segment, Cold-Eeze®, has been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms. Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being: a unique product with limited competitors; competitively priced; promoted; unaffected for remaining shelf life as there is no expiration date; monitored for inventory levels at major customers and third-party consumption data, such as Information Resources, Inc. (“IRI”).

At December 31, 2007 and 2006 the Company included reductions to accounts receivable for sales returns and allowances of $356,000 and $534,000, respectively, and cash discounts of $169,000 and $154,000, respectively. Additionally, current liabilities at December 31, 2007 and 2006 include $1,137,650 and $861,186, respectively for cooperative incentive promotion costs.

The roll-forward of the sales returns and allowance reserve ending at December 31 is as follows:

Account – Sales Returns & Allowances	2007	2006

Beginning balance	$534,176	$634,580
Provision made for future charges relative to sales for each period presented	1,168,615	1,061,640
Current provision related to discontinuation of Cold-Eeze® nasal spray	-	113,067
Actual returns & allowances recorded in the current period presented	(1,346,185)	(1,275,111)
Ending balance	$356,606	$534,176

The increase in the 2007 provision was principally due to non-routine returns of obsolete product and product mix realignment by certain of our customers.  Also, the Company applies specific limits on product returns from customers, and evaluates return requests from customers relative to the Cold Remedy segment.

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

A one percent deviation for these consolidated reserve provisions for the years ended December 31, 2007, 2006 and 2005 would affect net sales by approximately $468,000, $483,000 and $599,000, respectively. A one percent deviation for cooperative incentive promotions reserve provisions for the years ended December 31, 2007, 2006 and 2005 could affect net sales by approximately $323,000, $298,000 and $352,000, respectively.

The reported results include a remaining returns provision of approximately zero and $113,000 at December 31, 2007 and December 31, 2006, respectively in the event of future product returns following the discontinuation of the Cold-Eeze® Cold Remedy Nasal Spray product in September 2004.

Income Taxes

The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises because the Company may incur substantial research and development costs in its Ethical Pharmaceutical segment.

Results of Operations
Year ended December 31, 2007 compared with same period 2006

Net sales for 2007 were $39,475,381 compared to $42,124,969 for 2006, reflecting a decrease of 6.3% in 2007.  Revenues, by segment, for 2007 were Cold Remedy, $25,730,016, Health and Wellness, $11,233,879; and Contract Manufacturing, $2,511,486, as compared to 2006, when the revenues for each respective segment were $24,815,850, $15,274,940 and $2,034,179.

The Cold Remedy segment reported a sales increase in 2007 of $914,166 or 3.7%. This increase reflects the launch of the Organix™ and Immune products in the third quarter 2007, contributing combined net sales of $2,017,316. Additionally, the Cold-Eeze price increase to the trade on July 1, 2007 contributed additional net sales amount of approximately $2,250,000. The 2007 sales activity indicates reduced unit sales of Cold-Eeze to retail which is reflective of Information Resources Inc. (“IRI”) reports indicating a substantial decrease in unit consumption of Cold-Eeze in 2007, both in the fourth quarter and over the twelve month period.  Available IRI reports indicate that the 2007 cough/cold season had the lowest reported incidence of the common cold in over eight years, a factor which had consequences across the cough/cold category.  Revenues of this segment were also negatively impacted by the reduction in warehouse and retail inventory levels of several key retail outlets.  New competitor products continue to enter into the retail arena and vie for visibility in an already congested category.  Unlike Cold-Eeze, which is clinically proven to treat the common cold, many of these new products are without any evidence of clinical effectiveness.  The Company is continuing to strongly support Cold-Eeze as a clinically proven cold remedy product through in-store promotion, media advertising and the introduction of new flavors.

The Health and Wellness segment’s net sales decreased in 2007 by $4,041,061 or 26.5%.   The revenues of this segment are proportionate to the number of active independent distributors and during the course of 2007 these distributor numbers declined.  Additionally, 2007 revenues may have been adversely affected due to continuing litigation between the Company and the sponsor of the segment’s product line.  Corrective action, which involved the appointment of a new president of the segment and expanding the international sector, initiated during 2006 has helped to decrease the rate of decline in revenues of this segment.  On February 29, 2008, the Company sold this wholly owned subsidiary, Darius International Inc. (“Darius”) to InnerLight Holdings, Inc., as discussed earlier.

The Contract Manufacturing segment refers to the third party sales generated by QMI.  In addition to the manufacture of the Cold-Eeze® product, QMI also manufactures a variety of hard and organic candies under its own brand names along with other products on a contract manufacturing basis for other customers.  Sales for this segment in 2007 increased by $477,307 or 23.5%.

Cost of sales from continuing operations for 2007 as a percentage of net sales was 42.6%, compared to 45.7% for 2006.  The cost of sales percentage for the Cold Remedy segment decreased in 2007 by 1.6% primarily due to the impact of the discontinuation of the Company’s royalty obligations to the developers in May 2007, a favorable effect of 3.4% in 2007, the launch of the two new products and the impact of the Cold-Eeze price increase resulted in a combined increase in cost of 0.7% and the adverse impact of the coupon programs on cost of goods was 1.4%.  The cost of sales percentage for the Health and Wellness segment decreased in 2007 by 1.5% due to reduced independent distributor representatives commission costs of 3.9% with some offset due to increased product and inventory obsolescence costs.

The 2007 and 2006 consolidated cost of sales were both favorably impacted as a result of the consolidation effects of the manufacturing facility as it relates to Cold-Eeze®.  These gross profit gains of the Cold Remedy segment were mitigated by substantially lower gross profit margins for the Contract Manufacturing segment, which is significantly lower than the other operating segments.

Selling, marketing and administrative expenses for 2007 were $19,394,020 compared to $21,449,934 in 2006.  The decrease  in  2007  was  primarily  due  to  decreased outside advertising, marketing and promotional costs of $2,117,000, primarily due to a reduction in media advertising with a change to various coupon programs the costs of which are accounted for as a reduction from sales.  Sales brokerage  commission costs increased by $275,000 due to increased 2007 cold remedy sales;  payroll costs increased by $897,000, mainly due to increased 2007 bonuses; legal costs decreased by $194,000, insurance costs decreased by $461,000, stock promotion increased by $184,000.  Selling, marketing and administrative expenses, by segment, in 2007 were Cold Remedy $12,695,795, Health and Wellness $4,464,371, Pharma $602,409 and Contract Manufacturing $1,631,445, as compared to 2006 of $13,180,620, $5,953,277, $743,465 and $1,572,572, respectively.

Research and development costs for 2007 and 2006 were $6,490,367 and $3,820,071, respectively.  Principally, the increase in research and development expenditure was the result of increased Pharma study costs of approximately $2,772,000 in 2007.

During 2007, the Company’s major operating expenses of salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $15,179,152 (58.6%) of the total operating expenses of $25,884,387, a decrease of 5.6% over the 2006 amount of $16,086,896 (63.7%) of total operating expenses of $25,270,005, largely the result of decreased advertising, increased brokers commission and increased payroll costs in 2007.

Total assets of the Company at December 31, 2007 and 2006 were $33,313,718 and $34,845,034, respectively.  Working capital decreased by $1,722,354 to $18,818,919 at December 31, 2007.  The primary influences on working capital during 2007 were: the decrease in cash balances, increased inventory on hand; increased accrued royalties and sales commissions as a result of  litigation between the Company and the developer of Cold-Eeze, increased other liabilities and decreased advertising payable balances due to variations in advertising scheduling and strategies between years and related seasonal factors.

Year ended December 31, 2006 compared with same period 2005

Net sales for 2006 were $42,124,969 compared to $53,658,043 for 2005, reflecting a decrease of 21.5% in 2006.  Revenues, by segment, for 2006 were Cold Remedy, $24,815,850, Health and Wellness, $15,274,940; and Contract Manufacturing, $2,034,179, as compared to 2005 when the revenues for each respective segment were $29,284,651, $20,473,050 and $3,900,342.

The Cold Remedy segment reported a sales decrease in 2006 of $4,468,801 or 15.3%.  Sales in 2006 were negatively impacted by higher than expected inventory levels being carried by our customers resulting in a shift in their buying patterns; lower than expected incidences of colds and upper respiratory ailments which was reflected in reduced unit consumption of the product as measured by Information Resources Incorporated (IRI) of 8.5% for the year to December 2006. The sales performance of Cold-Eeze in 2006 may also have been influenced by the introduction of six nationally branded Immune Booster products by competitors possibly causing temporary migration to these brands in search of a product to help them avoid catching a cold as against treating a cold.  The Company is continuing to strongly support Cold-Eeze as a clinically proven cold remedy through in-store promotion, media advertising and the introduction of new flavors.

The Health and Wellness segment’s net sales decreased in 2006 by $5,198,110 or 25.4%.   This decrease reflects a reduction in the number of active independent distributor representatives and litigation with the sponsor of the Company’s product line in this segment, which directly affects the segment’s net sales.  Corrective action to remediate this segment was implemented in 2006 with the appointment of a new president for this segment knowledgeable in the network marketing business along with the Company investing in and expanding its Singapore and Taiwan markets.

The Contract Manufacturing segment refers to the third party sales generated by QMI.  In addition to the manufacture of the Cold-Eeze® product, QMI also manufactures a variety of hard and organic candies under its own brand names along with other products on a contract manufacturing basis for other customers.  Sales for this segment in 2006 decreased by $1,866,163 or 47.8%, largely attributable to a customer’s discontinuation of a significant product during 2006 which was manufactured by QMI.

Cost of sales from continuing operations for 2006 as a percentage of net sales was 45.7%, compared to 48.1% for 2005.  The cost of sales percentage for the Cold Remedy segment decreased in 2006 by 0.6% primarily due to the impact of the discontinuation of the Company’s royalty obligations to the founders in May 2005 and variations in product sales mix.   The cost of sales percentage for the Health and Wellness segment decreased in 2006 by 3.0% due to reduced independent distributor representatives commission costs, reduced product cost with some offset due to increased costs associated with international sales activity.  The 2006 and 2005 consolidated cost of sales were both favorably impacted as a result of the consolidation effects of the manufacturing facility as it relates to Cold-Eeze®.  These gross profit gains of the Cold Remedy segment were mitigated by substantially lower gross profit margins for the Contract Manufacturing segment, which is significantly lower than the other operating segments.

Selling, marketing and administrative expenses for 2007 were $19,394,020 compared to $21,449,934 in 2006. The decrease in 2007 was primarily due to decreased outside advertising, marketing and promotional costs of $2,117,000, primarily due to a reduction in media advertising with a change to various coupon programs the costs of which are accounted for as a reduction from sales.  Sales brokerage  commission costs increased by $275,000 due to increased 2007 sales;  payroll costs increased by $897,000, mainly due to increased 2007 bonuses; legal costs decreased by $194,000, insurance costs decreased by $461,000, stock promotion increased by $184,000.  Selling, marketing and administrative expenses, by segment, in 2007 were Cold Remedy $12,695,795, Health and Wellness $4,464,371, Pharma $602,409 and Contract Manufacturing $1,631,445, as compared to 2006 of $13,180,620, $5,953,277, $743,465 and $1,572,572, respectively.

Research and development costs for 2006 and 2005 were $3,820,071 and $3,784,221, respectively.  Principally, the increase in research and development expenditure was the result of increased Pharma study costs of approximately $246,000 in 2006 with offset due to decreased cold-remedy related product testing costs in 2006 compared to the prior year.

During 2006, the Company’s major operating expenses of salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $16,086,896 (63.7%) of the total operating expenses of $25,270,005, a decrease of 4.9% over the 2005 amount of $16,922,587 (68.1%) of total operating expenses of $24,854,528, largely the result of decreased sales brokerage commission costs, increased legal costs and decreased payroll costs in 2006.

Total assets of the Company at December 31, 2006 and 2005 were $34,845,034 and $35,975,639, respectively.  Working capital decreased by $140,989 to $20,541,273 at December 31, 2006.  The primary influences on working capital during 2006 were: the increase in cash balances, decreased account receivable balances due to reduced sales, increased inventory on hand as a result of sales shortfall; increased accrued royalties and sales commissions as a result of  litigation between the Company and the developer of Cold-Eeze®, the total repayment of the debt balance, and decreased advertising payable balances due to variations in advertising scheduling between years and related seasonal factors.

Material Commitments and Significant Agreements

Effective October 1, 2004, the Company acquired certain assets and assumed certain liabilities of JoEl, Inc., the sole manufacturer of the Cold-Eeze® lozenge product.  As part of the acquisition, the Company entered into a loan obligation in the amount of $3.0 million payable to PNC Bank,  N.A. The loan was collateralized by mortgages on real property located in each of Lebanon, Pennsylvania and Elizabethtown, Pennsylvania and was used to finance the majority of the cash portion of the purchase price.  The Company could elect  interest  rate  options  of either the Prime Rate or LIBOR plus 200 basis points.  The loan was payable in eighty-four equal monthly principal payments of $35,714 commencing November 1, 2004, and such amounts payable were reflected in the consolidated balance sheet as current portion of long-term debt amounting to $428,571 and long term debt amounting to $1,035,715 at December 31, 2005.  The loan was completely repaid in 2006.  During the duration of the loan, The Company was in compliance with all related loan covenants.

With the exception of the Company’s Cold-Eeze® brand lozenge products and QMI's sales to third party customers, the Company’s products are manufactured by outside sources.  The Company has agreements in place with these manufacturers, which ensure a reliable source of product for the future.

The Company has agreements in place with independent brokers whose function is to represent the Company’s Cold-Eeze® products, in a product sales and promotion capacity, throughout the United States and internationally.  The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

The Company has maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, the Company must pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired May 2007.  However, the Company and the developer are in litigation and as such, no potential offset for these fees from such litigation has been recorded.  A founder’s commission totaling 5%, on sales collected, less certain deductions, has been paid to two of the officers of the Company, who are also directors and stockholders of the Company, and whose agreements expired in May 2005.  The expenses for the respective periods relating to such agreements amounted to $293,266, $1,153,354 and $1,745,748 for the year ended December 31, 2007, 2006 and 2005, respectively.   Amounts accrued for these expenses at December 31, 2007 and 2006 were $3,524,031 and $3,230,765, respectively.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the current president of Darius.  The terms of the agreement include a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius markets health and wellness products through its wholly owned subsidiary, Innerlight Inc., which constituted the Health and Wellness segment of the Company.  Losses from this segment in recent times have reduced the resources available for the research and development activities of the Pharma segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription products.

The Company has an agreement with the former owners of the Utah-based direct marketing and selling company, whereby they receive payments, currently totaling 5% of net sales collected, for exclusivity, consulting, marketing presentations, confidentiality and non-compete arrangements.   Amounts expensed under such agreement during 2007, 2006 and 2005 were $408,343, $630,723, and $838,607, respectively.  Amounts payable under such agreement at December 31, 2007 and 2006 were $935,906 and $528,990, respectively.

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the years ended December 31, 2007, 2006 and 2005, of $310,957, $336,914, and $227,701, respectively. The future minimum lease obligations under these operating leases are approximately $305,333.

Liquidity and Capital Resources

The Company had working capital of $18,818,919 and $20,541,273 at December 31, 2007 and 2006, respectively. Changes in working capital overall have been primarily due to the following items:  cash balances decreased by $1,671,477; account receivable balances, net, increased by $115,516 due to increased cold remedy sales and effective collection practices; inventory increased by $549,523 primarily the result of finished goods and related raw materials related to the addition of the two new cold remedy product and seasonal factors, accrued advertising decreased by $770,498 due to variations in media advertising scheduling and strategies between years and seasonal factors; accrued royalties and sales commissions increased by $328,439 largely due to the effects of certain litigation in progress. Total cash balances at December 31, 2007 were $16,085,282 compared to $17,756,759 at December 31, 2006.

Management believes that its strategy to establish Cold-Eeze® as a recognized brand name, its broader range of products, adequate manufacturing capacity, and growth in international sales, together with its current working capital, should provide an internal source of capital to fund the Company’s normal business operations.  The operations of the Company contribute to the current research and development expenditures of the Ethical Pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such research.  As research progresses on certain formulations, expenditures of the Pharma segment will require substantial financial support and would necessitate the consideration of other approaches such as licensing or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital or internal funding be insufficient, there is no guarantee that other financing resources will become available, thereby deferring future growth and development of certain formulations.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company’s (a) short-term or long-term liquidity, or (b) net sales or income from continuing operations.  Any challenge to the Company’s patent rights could have a material adverse effect on future liquidity of the Company; however, the Company is not aware of any condition that would make such an event probable.

Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next year.

Contractual Obligations

The Company’s future contractual obligations and commitments at December 31, 2007 consist of the following:

                                                                                                                 Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$316,002	$198,825	$117,177	-	-
Purchase Obligations	-	-	-	-	-
Research and Development	3,930,412	3,930,412	-	-	-
Advertising	1,915,643	1,915,643	-	-	-

Total Contractual Obligations	$6,162,057	$6,044,880	$117,177	-	-

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

ITEM 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. The Company places its marketable investments in instruments that meet high credit quality standards. The Company does not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on the Company's results of one percentage point change in short-term interest rates would not have a material impact on the Company’s future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE QUIGLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2007	December 31, 2006

CURRENT ASSETS:

Cash and cash equivalents	$16,085,282	$17,756,759
Accounts receivable (net of doubtful accounts of $178,144 and $275,636)	6,672,863	6,557,347
Inventory	4,811,627	4,262,104
Prepaid expenses and other current assets	1,265,518	1,217,097
TOTAL CURRENT ASSETS	28,835,290	29,793,307

PROPERTY, PLANT AND EQUIPMENT – net	4,355,213	4,838,076

OTHER ASSETS	123,215	213,651

TOTAL ASSETS	$33,313,718	$34,845,034

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$537,863	$885,648
Accrued royalties and sales commissions	4,081,085	3,752,646
Accrued advertising	1,379,761	2,150,259
Other current liabilities	4,017,662	2,463,481
TOTAL CURRENT LIABILITIES	10,016,371	9,252,034

MINORITY INTEREST	53,092	63,563

STOCKHOLDERS’ EQUITY:

Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,499,186 and 17,330,686 shares	8,750	8,665
Additional paid-in-capital	37,535,523	37,362,453
Retained earnings	10,888,141	13,346,478
Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost	(25,188,159)	(25,188,159)
TOTAL STOCKHOLDERS’ EQUITY	23,244,255	25,529,437

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,313,718	$34,845,034

See accompanying notes to consolidated financial statements

    THE QUIGLEY CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

NET SALES	$39,475,381	$42,124,969	$53,658,043

COST OF SALES	16,827,062	19,246,604	25,824,085

GROSS PROFIT	22,648,319	22,878,365	27,833,958

OPERATING EXPENSES:
Sales and marketing	5,977,358	8,326,197	8,414,065
Administration	13,416,662	13,123,737	12,656,242
Research and development	6,490,367	3,820,071	3,784,221
TOTAL OPERATING EXPENSES	25,884,387	25,270,005	24,854,528

(LOSS) INCOME FROM OPERATIONS	(3,236,068)	(2,391,640)	2,979,430

OTHER INCOME (EXPENSE)
Interest income	777,731	753,538	402,580
Interest expense	-	(21,644)	(100,326)
TOTAL OTHER INCOME, NET	777,731	731,894	302,254

(LOSS) INCOME BEFORE TAXES	(2,458,337)	(1,659,746)	3,281,684

INCOME TAXES	-	88,599	65,000

NET (LOSS) INCOME	$(2,458,337)	$(1,748,345)	$3,216,684

(Loss) Earnings per common share:
Basic	$(0.19)	$(0.14)	$0.28

Diluted	$(0.19)	$(0.14)	$0.24

Weighted average common shares outstanding:
Basic	12,728,706	12,245,073	11,660,561

Diluted	12,728,706	12,245,073	13,299,162

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Issued Amount	Additional Paid-in- Capital	Treasury Stock	Retained Earnings	Total
Balance December 31, 2004	11,639,743	$8,143	$35,203,816	$(25,188,159)	$11,878,139	$21,901,939

Tax benefits from options, warrants & common stock			249,453			249,453
Tax benefit allowance			(249,453)			(249,453)
Proceeds from options and warrants exercised	74,728	37	200,987			201,024
Net Income					3,216,684	3,216,684
Balance December 31, 2005	11,714,471	8,180	35,404,803	(25,188,159)	15,094,823	25,319,647

Tax benefits from options, warrants & common stock			2,484,330			2,484,330
Tax benefit allowance			(2,484,330)			(2,484,330)
Proceeds from options and warrants exercised	1,011,155	505	1,957,630			1,958,135
Stock Cancellation	(40,993)	(20)	20			-
Net Loss					(1,748,345)	(1,748,345)
Balance December 31, 2006	12,684,633	8,665	37,362,453	(25,188,159)	13,346,478	25,529,437

Tax benefits from options, warrants & common stock			153,631			153,631
Tax benefit allowance			(153,631)			(153,631)
Proceeds from options exercised	168,500	85	173,070			173,155
Net Loss					(2,458,337)	(2,458,337)
Balance December 31, 2007	12,853,133	$8,750	$37,535,523	$(25,188,159)	$10,888,141	$23,244,255

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
OPERATING ACTIVITIES:
Net (loss) income	$(2,458,337)	$(1,748,345)	$3,216,684
Adjustments to reconcile net (loss) income to net cash provided by continuing operations:
Depreciation and amortization	996,161	1,326,920	1,404,107
(Gain)Loss on the sales of fixed assets	19,737	-	(3,907)
Bad debts provision	19,806	26,358	98,751

(Increase) decrease in assets:
Accounts receivable	(135,322)	1,296,435	(1,602,912)
Inventory	(549,523)	(362,040)	(445,382)
Prepaid expenses and other current assets	(48,421)	365,754	(896,552)
Other assets	82,841	(69,282)	3,748
Increase (decrease) in liabilities:
Accounts payable	(347,785)	113,829	(206,582)
Accrued royalties and sales commissions	328,439	451,048	1,505,517
Accrued advertising	(770,498)	(710,155)	941,403
Other current liabilities	1,551,304	266,421	250,614
Total adjustments	1,146,739	2,705,288	1,048,805

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(1,311,598)	956,943	4,265,489

INVESTING ACTIVITIES:
Capital expenditures	(533,034)	(697,479)	(531,213)
Proceeds from the sale of fixed assets	-	118,276	12,000

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(533,034)	(579,203)	(519,213)

FINANCING ACTIVITIES:
Principal payments on debt	-	(1,464,286)	(1,428,571)
Stock options and warrants exercised	173,155	1,958,135	201,024

NET CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES	173,155	493,849	(1,227,547)

NET (DECREASE) INCREASE IN CASH	(1,671,477)	871,589	2,518,729

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	17,756,759	16,885,170	14,366,441

CASH & CASH EQUIVALENTS, END OF PERIOD	$16,085,282	$17,756,759	$16,885,170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$0	$21,644	$100,326
Taxes	$0	$88,599	$65,000

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

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

The Company’s business is the manufacture and distribution of cold remedy products to the consumer through the over-the-counter marketplace together with the sale of proprietary health and wellness products through its direct selling subsidiary. One of the Company’s key products in its Cold Remedy segment is Cold-Eeze®, a zinc gluconate glycine product proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze® is now an established product in the health care and cold remedy market.   Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze® lozenge product.  This manufacturing entity, now called Quigley Manufacturing Inc. (“QMI”), a wholly owned subsidiary of the Company, will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze® products.  In addition, QMI produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.

Darius International Inc. (“Darius”), the Health and Wellness segment, a wholly owned subsidiary of the Company, was formed in January 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius is a direct selling organization specializing in proprietary health and wellness products, marketed through its wholly-owned subsidiary, Innerlight Inc.  The formation of Darius has provided diversification to the Company in both the method of product distribution and the broader range of products available to the marketplace, serving as a balance to the seasonal revenue cycles of the Cold-Eeze® branded products.  On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  (See Note 17, “Subsequent Events” for further discussion.)

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs, cosmeceuticals, and dietary supplements.  Pharma is currently undergoing research and development activity in compliance with regulatory requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities and the requirements associated with the development of Pharma’s potential prescription drugs in order to continue to compete on a national and international level.  The continued expansion of Darius is dependent on the Company retaining existing independent distributor representatives and recruiting additional active representatives both internationally and within the United States, continued conformity with government regulations, a reliable information technology system capable of supporting continued growth and continued reliable sources for product and materials to satisfy consumer demand.

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company’s products. Cold-Eeze® is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.  Effective March 31, 2004, the financial statements include consolidated variable interest entities (“VIEs”) of which the Company is the primary beneficiary (see discussion in Note 4, “Variable Interest Entity”).

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles (GAAP) in the United Sates of America. In connection with the preparation of the consolidated financial statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be relevant at the time the consolidated financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis to ensure the financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from these assumptions and estimates, and such differences could be material.

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

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. The consolidated financial statements include a reserve for excess or obsolete inventory of $868,710 and $430,926 as of December 31, 2007 and 2006, respectively.  Inventories included raw material, work in progress and packaging amounts of approximately $1,197,000 and $1,077,000 at December 31, 2007 and December 31, 2006, respectively, with the remainder comprising finished goods.

Property, Plant  and Equipment

Property, plant and equipment are recorded at cost.  The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  The annual provision for depreciation has been computed in accordance with the following ranges of estimated asset lives: building and improvements - twenty to thirty nine years; machinery and equipment - five to seven years; computer software - three years; and furniture and fixtures – seven years.

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

Trade accounts receivable potentially subjects the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company’s broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 37% for the year ended December 31, 2007, 31% for the year ended December 31, 2006, and 29% for the year ended December 31, 2005.  Customers comprising the five largest accounts receivable balances represented 58% and 56% of total trade receivable balances at December 31, 2007 and 2006, respectively.  During 2007, 2006 and 2005, approximately 11%, 9%, and 8%, respectively, of the Company’s revenues were related to international markets.

The Company’s revenues are currently generated from the sale of the Cold-Remedy products which approximated 65%, 59% and 55% of total revenues in the year ended December 31, 2007, 2006 and 2005, respectively.  The Health and Wellness segment approximated 29%, 36% and 38%, for the twelve month periods ended December 31, 2007, 2006 and 2005, respectively.  The Contract Manufacturing segment approximated 6%, 5% and 7% for the year ended December 31, 2007, 2006 and 2005, respectively.

Raw materials used in the production of the products are available from numerous sources.  Raw materials for the Cold-Eeze® lozenge product are currently procured from a single vendor in order to secure purchasing economies.  In a situation where this one vendor is not able to supply QMI with the ingredients, other sources have been identified.  Should these product sources terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company’s operations.  Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company’s production requirements.

Darius’ products for resale can be sourced from several suppliers.  In the event that such sources were no longer in a position to supply Darius with products, other vendors have been identified as reliable alternatives with minimal adverse loss of business.

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

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for both the Health and Wellness segment and the Contract Manufacturing segment, when the product is shipped to the customer.  Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The consolidated financial statements include reserves of $356,606 for future sales returns and $347,102 for other allowances as of December 31, 2007 and $534,176 and $429,546 at December 31, 2006, respectively. The 2007 and 2006 reserve balances include a remaining returns provision at December 31, 2007 and December 31, 2006 of zero and approximately $113,000, respectively, in the event of future product returns following the discontinuation of the Cold-Eeze® Cold Remedy Nasal Spray product in September 2004.  The reserves also include an estimate of the uncollectability of accounts receivable resulting in a reserve of $178,144 at December 31, 2007 and $275,636 at December 31, 2006.

Cost of Sales

For the Cold Remedy Segment, in accordance with contract terms, payments calculated based upon net sales collected to the patent holder of the Cold-Eeze formulation and payments to the corporation founders (this agreement terminated in 2005) and developers of the final saleable Cold-Eeze product (this agreement terminated in 2007) amounting to $317,871, $1,153,354 and $1,745,748, respectively, at December 31, 2007, 2006 and 2005 are presented in the financial statements as cost of sales.

In the Health and Wellness Segment, agreements with Independent Distributor Representatives (“IR’s”) require payments to them to be calculated based upon net commissionable sales of other IR’s in their down-line and not on any of their individual purchases of products including not taking title to the products that are sold by other IR’s.  In accordance with EITF 01-9, such payments to the IR’s do not qualify as a reduction of the selling price as these payments are not offered as an allowance or as a percentage rebate of direct purchases made, and the IR’s are not offered any cooperative incentive promotions of any type.  Such payments, among other factors, are related to expand the cycle of additional IR’s and for maintaining the distribution channel for this segment’s products.

Accordingly, such distribution payments amounting to $4,295,609, $6,433,602 and $9,207,613, respectively, at December 31, 2007, 2006 and 2005 are presented in the financial statements as cost of sales.

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

Stock Compensation

Stock options and warrants for purchase of the Company’s common stock have been granted to both employees and non-employees since the date the Company became publicly traded.  Options and warrants are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

Expense relating to options granted to non-employees has been appropriately recorded in the periods presented based on fair values as determined by the Black-Scholes pricing model dependent upon the circumstances relating to the specific grants.

The Company used the Black-Scholes pricing model to determine the fair value of stock options granted during the 2005 period presented using the following assumptions: expected life of the option of 5 years and expected forfeiture rate of 0%; expected stock price volatility of 58.3%; and expected dividend yield of 0% and risk-free interest rate of 4.46%.  The impact of applying SFAS No. 123R in this pro forma disclosure is not  indicative  of  the  impact  on  future  years’  reported net  income as  SFAS No. 123R does not apply to stock options granted prior to the beginning of fiscal year 2006 and additional stock options awards may be granted in future years.  All options were immediately vested upon grant.  No options or warrants were granted during the years ended December 31, 2007 and 2006.

Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”) in accounting for its grants of options to employees.  Under the intrinsic value method prescribed by APB 25, no compensation expense relating to grants to employees has been recorded by the Company in periods reported.  If compensation expense for awards made during the years ended December 31, 2005 had been determined under the fair value method of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

Year Ended December 31, 2005
Net income
As reported	$3,216,684

Add: Stock-based compensation expense included in reported net income as determined under the intrinsic value method	-

Deduct: Adjustment to stock-based employee compensation expense as determined under the fair value based method	(3,884,400)

Pro forma net loss	$(667,716)

Basic earnings (loss) per share
As reported	$0.28
Pro forma	$(0.06)
Diluted earnings (loss) per share
As reported	$0.24
Pro forma	$(0.05)

Expense relating to warrants granted to non-employees has been appropriately recorded in the periods presented based on fair values as determined by the Black Scholes pricing model dependent upon the circumstances relating to the specific grants.

A total of zero, zero, and 520,000 stock options were granted to employees and non-employees in 2007, 2006 and 2005, respectively.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the years ended December 31, 2007, 2006 and 2005 were $7,290,065, $7,703,426, and $8,688,233, respectively.  Included in prepaid expenses and other current assets was $158,428 and $258,215 at December 31, 2007 and 2006 relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for the years ended December 31, 2007, 2006 and 2005 were $6,490,367, $3,820,071 and $3,784,221, respectively.  Principally, research and development costs are related to Pharma’s study activities and costs associated with Cold-Eeze®.

Income Taxes

The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.  See Note 12 - Income Taxes for further discussion.

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

As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.  Additionally, the Company has not recorded a liability for unrecognized tax benefits subsequent to the adoption of FIN 48.

The tax years 2004-2007 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments.  The fair value of past periods’ long-term debt was approximately equivalent to its carrying value due to the fact that the interest rates then available to the Company for debt with similar terms were approximately equal to the interest rates for the Company’s debt.  Determination of the fair value of related party payables is not practicable due to their related party nature.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” - Including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact, if any, of FAS 159 on its operating results and financial position.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, of SFAS 141R on its operating results and financial position.

NOTE 3 –  VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), to address certain implementation issues.  FIN 46R varies significantly from FASB Interpretation No. 46, Consolidation of Variable InterestEntities(“VIE”) (FIN 46), which it supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by “Public Entities”  to all  Special  Purpose  Entities (“SPEs”) at  the  end  of the first interim or annual reporting period ending after December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.  Effective March 31, 2004, the Company adopted FIN 46R for VIE’s formed prior to February 1, 2003.  The Company has determined that Scandasystems, a related party, qualifies as a variable interest entity and the Company has consolidated Scandasystems beginning with the quarter ended March 31, 2004.  Due to the fact that the Company has no long-term contractual commitments or guarantees, the maximum exposure to loss is insignificant.  As a result of consolidating the VIE of which the Company is the primary beneficiary, the Company recognized a minority interest of approximately $53,092 and $63,563 on the Consolidated Balance Sheet in 2007 and 2006 which represents the difference between the assets and the liabilities recorded upon the consolidation of the VIE.

The liabilities recognized as a result of consolidating the VIE do not represent additional claims on the Company’s general assets.  Rather, they represent claims against the specific assets of the consolidated VIE.  Conversely, assets recognized as a result of consolidating this VIE do not represent additional assets that could be used to satisfy claims against the Company’s general assets.  Reflected on the Company’s Consolidated Balance Sheet are $56,996 and $64,592 in 2007 and 2006 of VIE assets, representing all of the assets of the VIE.  The VIE assists the Company in acquiring licenses and research and development activities in certain countries.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:

	December 31, 2007	December 31, 2006
Land	$538,791	$538,791
Buildings and improvements	2,690,658	2,562,052
Machinery and equipment	5,275,039	4,951,049
Computer software	533,317	528,332
Furniture and fixtures	271,928	283,583
	9,309,733	8,863,807
Less: Accumulated depreciation	4,954,520	4,025,731
Property, Plant and Equipment, net	$4,355,213	$4,838,076

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $996,161, $1,326,920, and $1,404,107, respectively.  During the year ended December 31, 2007, the Company retired equipment with an original cost of approximately $84,469 and accumulated depreciation of approximately $67,732.

NOTE 5 – PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

The Company has maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, the Company must pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired May 2007.  However, the Company and the developer are in litigation (see Note 8) and as such no potential offset for these fees from such litigation has been recorded.  A founder’s commission totaling 5%, on sales collected, less certain deductions, has been paid to two of the officers, who are also directors and stockholders of the Company, and whose agreements expired in 2005, (see Note 14).

The expenses for the respective periods relating to such agreements amounted to $293,266, $1,153,354 and $1,745,748, for the years ended December 31, 2007, 2006 and 2005, respectively.  Amounts accrued for these expenses at December 31, 2007 and 2006 were $3,524,031 and $3,230,765, respectively, all non related party balances.

Amounts included in accrued royalties and sales commissions in the balance sheets at December 31, 2007 and 2006, are all non related party balances.

NOTE 6 – LONG-TERM DEBT

In connection with the Company’s acquisition of certain assets of JoEl, Inc. in October 2004, the Company entered into a term loan in the amount of $3 million payable to PNC Bank, N.A. which was collateralized by mortgages on real property located in each of Lebanon and Elizabethtown, Pennsylvania.   The Company could elect interest rate options at either the Prime Rate or LIBOR plus 200 basis points.  The loan was payable in eighty-four equal monthly principal payments of $35,714 that commenced on November 1, 2004.  In April 2005, the Company prepaid an amount of $1.0 million against the outstanding balance on the long-term loan.  In April 2006, the Company prepaid the total outstanding balance of approximately $1.3 million.

NOTE 7 – OTHER CURRENT LIABILITIES

Included in other current liabilities are $1,276,839 and $234,208 related to accrued compensation at December 31, 2007 and 2006, respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the years ended December 31, 2007, 2006 and 2005, of $310,957, $336,914, and $227,701, respectively. The Company has approximate future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Advertising	Other	Total
2008	$3,930,412	$198,825	$1,915,643	-	$6,044,880
2009	-	116,583	-	-	116,583
2010	-	594	-	-	594
2011	-	-	-	-	-
2012	-	-	-	-	-
Total	$3,930,412	$316,002	$1,915,643	-	$6,162,057

Additional advertising and research and development costs are expected to be incurred during the remainder of 2008.

The Company has an agreement with the former owners of the Utah based direct marketing and selling company, whereby they receive payments, currently totaling 5% of net sales collected, for product exclusivity, consulting, marketing presentations, confidentiality and non-compete arrangements.  Amounts paid or payable under such agreement during the year ended December 31, 2007, 2006 and 2005 were $408,343, $630,723 and $838,607, respectively.  Amounts payable under such agreement at December 31, 2007 and December 31, 2006 were $935,906 and $528,990, respectively.   On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  (See Note 17 “Subsequent Events” for additional information.)

The Company has had several licensing and other contractual agreements, see Note 5.

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

In May 2001, plaintiffs filed a motion to certify the putative class.  The Company opposed the motion.  In November, 2001, the court held a hearing on plaintiffs' motion for class certification.  In January, 2002, the court denied in part and granted in part plaintiffs' motion.  The court denied plaintiffs' motion to certify a class based on plaintiffs' claims under Pennsylvania's consumer protection law, under which plaintiffs sought treble damages, effectively dismissing this cause of action; however, the court certified a class based on plaintiffs' secondary breach of implied warranty and unjust enrichment claims.  In August, 2002, the court issued an order adopting a form of Notice of Class Action to be published nationally.  Significantly, the form of Notice approved by the court included a provision which limits the potential class members who may potentially recover damages in this action to those persons who present a proof of purchase of Cold-Eeze during the period August 1996 and November 1999.

Afterward, a series of pre-trial motions were filed raising issues concerning trial evidence and the court's jurisdiction over the subject matter of the action.  In March, 2005, the court held oral argument on these motions.

Significantly, on November 8, 2006, the Court entered an Order dismissing the case in its entirety on the basis that the action was preempted by federal law.  The plaintiffs appealed the Court's decision in December, 2006 to the Superior Court of the Commonwealth of Pennsylvania.  On February 19, 2008, the Superior Court upheld defendant's appeal and remanded the case to the Philadelphia County Court of Common Pleas for trial.  The Company has decided not to appeal to the Supreme Court of Pennsylvania and the case is being prepared for trial.

For the reasons stated by the Court in dismissing the case, as well as for other reasons, the Company believes that plaintiffs' case on appeal lacks merit; however, no prediction as to the outcome of the appeal can be made.

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.
(Bucks Co. CCP, No. 04-07776)

In this action, which was commenced in November 2004, the Company is seeking declaratory and injunctive relief against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze trade name and trademark; injunctive relief relating to the Cold-Eeze formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending the Company's payment of commissions to defendants.  The Company's Complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the "Agreements") entered into between the defendants and the Company.  The Company terminated the Agreements for the defendants' alleged material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims against the Company seeking remedies relative to the Agreements.  The Company believes that the defendants' counterclaims are without merit and is vigorously defending those counterclaims and is prosecuting its action on its complaint.  Discovery and depositions have been partially completed and the case is scheduled to be put on the Trial List on or before June 1, 2008.

At this time no prediction as to the outcome of this action can be made.

DARIUS INTERNATIONAL INC., ET AL. VS. ROBERT O. YOUNG ET AL.
(FEDERAL DISTRICT COURT – EASTERN DISTRICT, PA)

In this action, the Company seeks injunctive relief and monetary damages against two individuals for violation of a non-competition agreement between a wholly owned subsidiary of the Company, Innerlight Inc., and the defendants, each of whom are also under agreement to serve as consulting to the Company.

In late November, 2005, the Company learned that the defendants had launched a line of nutritional supplement products that competed with Innerlight products.  Defendants promoted their line of products by a website, among other means.  The Company moved for a temporary restraining order against the defendants, which the court denied; however, the court ordered expedited discovery and scheduled a preliminary injunction hearing.  Before the hearing, the Company amended its complaint to add counts against defendants for unfair competition, trademark infringement and other causes, which the court allowed.  In response, defendants initially moved to dismiss the case.  The court denied the motion.  Defendants answered the complaint and asserted nine counterclaims, including: breach of contract; breach of covenant of good faith and fair dealing; unjust enrichment, conversion; common law trademark infringement; common law violation of the right to publicity; violation of abuse of personal identity act; injunctive relief; and declaratory relief.

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

The Company's claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims in the event that Quigley's underlying policy limits are exhausted.  Underlying coverage on certain actions has been exhausted but there can be no determination as to the damage claim until the Polski case appealed to the Eighth United States Circuit Court of Appeals has been decided.

At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

MONIQUE FONTENOT DOYLE VS. THE QUIGLEY CORPORATION
(U.S.D.C., W.D. La. Docket No.: 6:06CV1497)

On August 31, 2006, the plaintiff filed an action against the Company in the United States District Court for the Western District of Louisiana (Lafayette-Opelousas Division).  The action alleges the plaintiff suffered certain losses and injuries as a result of the Company’s nasal spray product.  Among the allegations of plaintiff are breach of express warranties and damages pursuant to the Louisiana Products Liability Act.

A trial date has been set for August 4, 2008.  Discovery is not yet complete.  The Company believes the plaintiff’s claims are without merit and is vigorously defending this lawsuit.

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

CAROLYN SUNDERMEIER VS. THE QUIGLEY CORPORATION
(Pa. C.C.P., Bucks County, Docket No.: 07-01324-26-2)

On February 16, 2007, plaintiff filed an action in the Court of Common Pleas of Bucks County, Pennsylvania.  The complaint was served on the Company on February 20, 2007.  The action alleges the plaintiff suffered certain losses and injuries as a result of using the Company’s nasal spray product.  Plaintiff’s complaint consists of counts for negligence, strict products liability (failure to warn), strict products liability (defective design), breach of express and implied warranties, and violations under the Pennsylvania Unfair Trade Practices and Consumer Protection Law and other consumer protection statutes.

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

INNERLIGHT INC. VS. THE MATRIX GROUP, LLC
(FOURTH JUDICIAL DISTRICT COURT, UTHA COUNTY, STATE OF UTAH)

On March 13, 2006, Innerlight Inc. filed a declaratory judgment action in the Fourth Judicial District, Utah County, State of Utah, requesting a declaration that there is no valid contract between the parties. The Matrix Group, LLC has alleged there is a contract between the parties obligating Innerlight Inc. to purchase $750,000 of products for the 12-month period commencing October 18, 2004 and ending October 17, 2005, $1,500,000 for the period commencing October 18, 2005 and ending October 17, 2006, and for each 12-month period thereafter, through and including October 17, 2013, at least $4,000,000 of products from The Matrix Group, LLC. The document on which Matrix relies was drafted by Matrix and states that the acceptance of the appointment by distributor (Innerlight Inc.) is conditioned upon distributor's written acceptance of the Company's product price list.  No written acceptance of the product price list was ever made by Innerlight Inc.

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

Thereafter, Matrix filed a counterclaim alleging that a contract did exist and that Innerlight had breached this contract.  Both parties then agreed to stay discovery, pending resolution of crossover motions for summary judgment.

On January 17, 2007, arguments were presented to the Court on the parties' cross motions for summary judgment and the Court ruled in Innerlight's favor, finding that no contract existed between the parties and that Innerlight was entitled to return over $150,000 in product to Matrix for reimbursement. The final Order granting Innerlight's motion and rejecting Matrix's was entered by the Court on April 10, 2007.

Matrix appealed the Court's Order granting summary judgment on May 8, 2007. Matrix requested a stay of the judgment in favor of Innerlight claiming that Innerlight's possession of the surplus Sassoon products was sufficient security. Innerlight opposed Matrix's request to proceed without a bond and the Court denied Matrix's request.  The Court entered a Judgment for Innerlight against Matrix on June 25, 2007, in the amount of $202,292.72. Innerlight attempted to return the surplus Sassoon products to Matrix pursuant to the Court's order, but when Matrix refused receipt the Court authorized Innerlight to dispose of the Sassoon products.

Innerlight filed a writ of execution on July 26, 2007, to foreclose on its Judgment against Matrix. Matrix requested a hearing wherein it argued for a stay of execution on the basis that collecting against Matrix was unconstitutional. On September 19, 2007, the Court denied Matrix's motion to stay. Matrix appealed this Order on September 25, 2007, and requested a stay of execution from the Utah Court of Appeals. The Utah Court of Appeals granted Matrix's motion to stay execution. The parties are currently briefing the appeal before the Utah Court of Appeals. Innerlight will continue to vigorously defend Matrix's appeal.

For the reasons stated by the Court in the case, as well as for other reasons, the Company believes that Matrix's case on appeal lacks merit; however, no prediction as to the outcome of the appeal can be made.

INNERLIGHT INC. VS. READYCASH HOLDINGS, LLC. AND
GLOBAL TRADE SOLUTIONS, INC. DBA READYCASH
(FOURTH JUDICIAL DISTRICT COURT, UTAH COUNTY, STATE OF UTAH)

On April 20, 2007 Innerlight Inc. filed a complaint against ReadyCash, alleging claims for breach of contract, unjust enrichment and conversion and for a constructive trust and accounting over Innerlight Inc.'s funds. On June 8, 2007, ReadyCash filed its answer denying liability and counterclaimed with claims of breach of contract and unjust enrichment. On June 28, 2007, Innerlight Inc. answered the counterclaims by denying liability. Discovery has commenced between the parties. No opinion can be expressed at this time regarding the outcome of this matter.

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

THE MATRIX GROUP, LLC VS. INNERLIGHT INC.
(U.S. DISTRICT COURT FOR THE SOUTHERN DISTRICT OF FLORIDA)

On July 6, 2006, The Matrix Group, LLC commenced an action against Innerlight Inc. in the United States District Court for the Southern District of Florida.  The action brought by The Matrix Group, LLC relates to the same facts and circumstances as the action commenced in March of 2006 by Innerlight Inc. against The Matrix Group, LLC in Utah County, Utah.  The Matrix Group, LLC is claiming that according to the terms of the alleged contract, Innerlight has the obligation to purchase $28,750,000 additional product from April 6, 2006 through October 17, 2013 and that The Matrix Group, LLC is entitled to a judgment against Innerlight Inc. for alleged obligations to purchase product in the amount of $744,050 from the period of October 18, 2005 through April 17, 2006.  The United States District Court for the Southern District of Florida has dismissed without prejudice this action.

NOTE 9 – TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

On September 8, 1998, the Company’s Board of Directors declared a dividend distribution of Common Stock Purchase Rights  (the “Rights”), thereby  creating  a  Stockholder  Rights  Plan  (the “Plan”).  The  dividend  was  payable  to  the stockholders of record on September 25, 1998.  Each Right entitles the stockholder of record to purchase from the Company that number of Common Shares having a combined market value equal to two times the Rights exercise price of $45.  The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares by a similarly constituted party.   The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than a 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company.  The Final Expiration of the Plan is September 25, 2008.

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding.  Such shares are reflected as treasury stock and will be available for general corporate purposes.  From the initiation of the plan until December 31, 2007, 4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share.  No shares were repurchased during 2005 to 2007.

In July 2004, the Company announced that its Board of Directors had approved a distribution-in-kind to its stockholders of approximately 500,000 shares of common stock of Suncoast Naturals, Inc., now called Patient Portal Technologies, Inc. (OTCBB: PPRG), which it acquired through a sale of the Company’s 60% equity interest in Caribbean Pacific Natural Products, Inc. These shares were distributed on the basis of approximately .0434 shares of Suncoast common stock for each share of the Company’s common stock owned of record on September 1, 2004, with fractional shares paid in cash. As a result of the Company’s dividend-in-kind to stockholders and the issuance of 499,282 shares of common stock of Suncoast in September 2004, representing approximately two-thirds of its common stock ownership, the remaining 250,718 shares and subsequent shares acquired through a conversion of Suncoast’s Preferred stock owned by the Company and now totaling 1,100,718 shares, owned by the Company which are valued at $26,455 and such amount is included in Other Assets in the Consolidated Balance Sheet at December 31, 2007.

NOTE 10 – STOCK COMPENSATION

Stock options for purchase of the Company’s common stock have been granted to both employees and non-employees. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

On December 2, 1997, the Company’s Board of Directors approved a new Stock Option Plan (“Plan”) which was amended in 2005 and provides for the granting of up to four million five hundred thousand shares of which 1,198,750 remain available for grant at December 31, 2006.  Under this Plan, the Company may grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders approved the Plan in 1998.  A total of zero, zero and 520,000 options were granted under this Plan during the years ended December 31, 2007, 2006 and 2005, respectively.

A summary of the status of the Company’s stock options and warrants granted to both employees and non-employees as of December 31, 2007, 2006 and 2005 and changes during the years then ended is presented below:

Year Ended December 31, 2007:
	Employees		Non-Employees		Total
	Shares (,000)	Weighted Average Exercise Price	Shares (,000)	Weighted Average Exercise Price	Shares (,000)	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	3,072	$7.71	525	$9.42	3,597	$7.96
Additions/deductions:
Granted	-	-	-	-	-	-
Exercised	169	1.03	-	-	169	1.03
Cancelled	936	9.87	10	9.68	946	9.87
Options/warrants outstanding at end of period	1,967	$7.25	515	$9.42	2,482	$7.70
Options/warrants exercisable at end of period	1,967	$7.25	515	9.42	2,482	$7.70

Weighted average fair value of grants for the year	-	-	-	-	-	-

Price range of options/warrants:
Exercised	$0.81 - $1.26	-	$0.81 - $1.26
Outstanding	$0.81 - $13.80	$0.81 - $13.80	$0.81 - $13.80
Exercisable	$0.81 - $13.80	$0.81 - $13.80	$0.81 - $13.80

Year Ended December 31, 2006:
	Employees		Non-Employees		Total
	Shares (,000)	Weighted Average Exercise Price	Shares (,000)	Weighted Average Exercise Price	Shares (,000)	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	4,099	$6.28	525	$9.42	4,624	$6.64
Additions/deductions:
Granted	-	-	-	-	-	-
Exercised	1,012	1.94	-	-	1,012	1.94
Cancelled	15	7.24	-	-	15	7.24
Options/warrants outstanding at end of period	3,072	$7.71	525	$9.42	3,597	$7.96
Options/warrants exercisable at end of period	3,072		525		3,597
Weighted average fair value of grants for the year	-	-	-	-	-	-

Price range of options/warrants:
Exercised	$1.75 - $ 9.50	-	$1.75 - $ 9.50
Outstanding	$0.81 - $13.80	$0.81 - $13.80	$0.81 - $13.80
Exercisable	$0.81 - $13.80	$0.81 - $13.80	$0.81 - $13.80

Year Ended December 31, 2005:
	Employees		Non-Employees		Total
	Shares (,000)	Weighted Average Exercise Price	Shares (,000)	Weighted Average Exercise Price	Shares (,000)	Weighted Average Exercise Price
Options/warrants outstanding at beginning of period	3,880	$5.35	445	$8.64	4,325	$5.68
Additions/deductions:
Granted	440	13.80	80	13.80	520	13.80
Exercised	112	4.87	-	-	112	4.87
Cancelled	109	4.80	-	-	109	4.80
Options/warrants outstanding at end of period	4,099	$6.28	525	$9.42	4,624	$6.64
Options/warrants exercisable at end of period	4,099		525		4,624

Weighted average fair value of grants for the year		$7.47		$7.47		$7.47

Price range of options/warrants:
Exercised	$0.81 - $ 9.50	-	$0.81 - $9.50
Outstanding	$0.81 - $13.80	$0.81 - $13.80	$0.81 - $13.80
Exercisable	$0.81 - $13.80	$0.81 - $13.80	$0.81 - $13.80

The following table summarizes information about stock options outstanding and stock options exercisable, as granted to both employees and non-employees, at December 31, 2007:

	Employees			Non-Employees
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0.81 - $5.49	999,000	3.2	$ 3.80	75,000	3.6	$ 3.23
$8.11 - $13.80	1,218,000	6.9	$10.63	190,000	7.2	$11.09
	2,217,000			265,000

Options and warrants outstanding as of December 31, 2007 expire from April 6, 2009 through December 11, 2015, depending upon the date of grant.

The total intrinsic value of options exercised during the year ended December 31, 2007 was $477,821.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2007 was approximately $2,004,188.

NOTE 11 – DEFINED CONTRIBUTION PLANS

During 1999, the Company implemented a 401(k) defined contribution plan for its employees.  The Company’s contribution to the plan is based on the amount of the employee plan contributions and compensation.  The Company’s contribution to the plan in 2007, 2006 and 2005 was approximately $501,000, $490,000, and $414,000, respectively.  The plan was amended in October 2004 to accommodate the participation of employees of Quigley Manufacturing Inc.

NOTE 12 – INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Current:
Federal	-	$45,270	$65,000
State	-	43,329	-
	-	$88,599	$65,000
Deferred:
Federal	$(38,821)	$(1,331,679)	$815,738
State	(34,021)	106,030	192,107
	$(72,842)	$(1,225,649)	$1,007,845

Change in valuation allowance	72,842	1,225,649	(1,007,845)

Total	$-	$88,599	$65,000

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005

Statutory rate - Federal	$(835,835)	$(564,314)	$1,115,773
State taxes net of federal benefit	(22,454)	(98,577)	126,791
Permanent differences and other	785,447	(474,159)	(169,719)
	(72,842)	(1,137,050)	1,072,845

Less change in valuation allowance	72,842	1,225,649	(1,007,845)

Total	$-	$88,599	$65,000

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company’s deferred tax assets are as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005
Net operating loss carry-forward	$5,731,224	$6,314,828	$4,034,746
Consulting–royalty costs	1,739,375	1,457,076	317,850
Bad debt expense	109,532	107,498	138,439
Other	1,144,687	618,943	297,331
Valuation allowance	(8,724,818)	(8,498,345)	(4,788,366)
Total	$-	$-	$-

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,735,088 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards that currently approximate $15.0 million for federal purposes will be expiring through 2027.  Additionally, there are net operating loss carry-forwards of $16.7 million for state purposes that will be expiring through 2017.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 13 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted - average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):

	Year Ended December 31, 2007			Year Ended December 31, 2006			Year Ended December 31, 2005
	Loss	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS

Basic EPS	$(2.5)	12.7	$(0.19)	$(1.7)	12.3	$(0.14)	$3.2	11.7	$0.28

Dilutives:
Options and Warrants	-	-		-	-		-	1.6	(0.04)
Diluted EPS	$(2.5)	12.7	$(0.19)	$(1.7)	12.3	$(0.14)	$3.2	13.3	$0.24

Options and warrants outstanding at December 31, 2007, 2006 and 2005 were 2,482,000, 3,597,000, and 4,623,750 respectively.  Stock options and warrants with exercise prices above average market price in the amount of 520,000 for the year ended December 31, 2005 were not included in the computation of diluted earnings per share as they are anti-dilutive.  No options and warrants were included in the 2007 and 2006 computations of diluted earnings because the effect would be anti-dilutive due to losses in the respective years.

NOTE 14 – RELATED PARTY TRANSACTIONS

An agreement between the Company and the founders Mr. Guy J. Quigley and Mr. Charles A. Phillips, both officers and stockholders of the Company, was entered into on June 1, 1995.  The founders, in consideration of the acquisition of the Cold-Eeze® cold therapy product, shared a total commission of five percent (5%), on sales collected, less certain deductions until this agreement expired on May 31, 2005.   For the years ended December 31, 2007, 2006 and 2005, amounts of zero, zero and $366,788, respectively, were paid or payable under such founder’s commission agreements.   Amounts payable under such agreements at December 31, 2007 and 2006 were zero.

The Company is in the process of acquiring licenses in certain countries through related party entities whose stockholders include Mr. Gary Quigley, a relative of the Company’s Chief Executive Officer. Fees amounting to $45,750, $145,500 and $266,882 have been paid to a related entity during 2007, 2006 and 2005, respectively to assist with the regulatory aspects of obtaining such licenses.

NOTE 15 – SEGMENT INFORMATION

The basis for presenting segment results generally is consistent with overall Company reporting. The Company reports information about its operating segments in accordance with Financial Accounting Standard Board Statement No. 131, “Disclosure About Segments of an Enterprise and Related Information,” which establishes standards for reporting information about a company’s operating segments. All consolidating items are included in Corporate & Other.

The Company’s operations are divided into four reportable segments as follows: The Quigley Corporation (Cold- Remedy), whose main product is Cold-Eeze®, a proprietary zinc gluconate glycine lozenge for the common cold; Darius (Health and Wellness), whose business is the sale and direct marketing of a range of health and wellness products; Quigley Manufacturing (Contract Manufacturing), which is the production facility for the Cold-Eeze® brand lozenge product and also performs contract manufacturing services for third party customers together with third party sales of its own products, and Pharma, (Ethical Pharmaceutical), currently involved in research and development activity to develop patent applications for potential pharmaceutical products.  As discussed in Note 17 “Subsequent Events”, subsequent to Balance Sheet date, the Company disposed of its Health and Wellness segment.

Financial information relating to 2007, 2006 and 2005 operations by business segment follows:

As of and for the year ended December 31, 2007	Cold Remedy	Health and Wellness	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$25,730,016	$6,989,289	$2,511,486	$-	$-	$35,230,791
Customers-international	$-	$4,244,590	$-	$-	$-	$4,244,590
Inter-segment	$-	$-	$6,660,694	$-	$(6,660,694)	$-
Segment operating profit (loss)	$4,801,260	$(688,111)	$(279,816)	$(7,001,752)	$(67,649)	$(3,236,068)
Depreciation	$414,469	$58,309	$523,383	$-	$-	$996,161
Capital expenditures	$187,137	$11,747	$334,150	$-	$-	$533,034
Total assets	$38,429,506	$7,746,622	$6,106,567	$-	$(18,968,977)	$33,313,718

As of and for the year ended December 31, 2006	Cold Remedy	Health andWellness	Contract Manufacturing	Ethical Pharmaceutical	Corporate &Other	Total
Revenues
Customers-domestic	$24,815,850	$11,378,290	$2,034,179	$-	$-	$38,228,319
Customers-international	$-	$3,896,650	$-	$-	$-	$3,896,650
Inter-segment	$-	$-	$6,596,371	$-	$(6,596,371)	$-
Segment operating profit (loss)	$3,588,285	$(1,227,604)	$(432,911)	$(4,309,183)	$(10,227)	$(2,391,640)
Depreciation	$449,580	$181,128	$696,212	$-	$-	$1,326,920
Capital expenditures	$562,144	$109,837	$25,499	$-	$-	$697,480
Total assets	$38,125,367	$4,169,565	$6,065,104	$-	$(13,515,002)	$34,845,034

As of and for the year ended December 31, 2005	Cold Remedy	Health and Wellness	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$29,284,651	$16,034,960	$3,900,342	$-	$-	$49,219,953
Customers-international	$-	$4,438,090	-	$-	$-	$4,438,090
Inter-segment	$-	$-	$7,090,523	$-	$(7,090,523)	$-
Segment operating profit (loss)	$6,693,192	$859,956	$(80,419)	$(4,044,162)	$(449,137)	$2,979,430
Depreciation	$387,840	$143,726	$872,541	$-	$-	$1,404,107
Capital expenditures	$228,688	$35,523	$267,002	$-	$-	$531,213
Total assets	$38,171,897	$4,918,271	$7,042,169	$-	$(14,156,698)	$35,975,639

NOTE 16 – QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007
Net Sales	$9,077,876	$4,989,427	$11,840,432	$13,567,646
Gross Profit	$5,010,020	$2,102,489	$6,938,956	$8,596,854
Administration	$3,212,155	$3,471,056	$2,682,998	$4,050,453
Operating expenses	$7,098,360	$5,920,082	$5,780,451	$7,085,494
(Loss) Income from operations	$(2,088,340)	$(3,817,593)	$1,158,505	$1,511,360
(Loss) Income from continuing operations	$(2,088,340)	$(3,817,593)	$1,158,505	$1,511,360
Net (Loss) Income	$(1,928,206)	$(3,519,692)	$1,328,823	$1,660,738

Basic EPS
(Loss) Income from continuing operations	$(0.15)	$(0.28)	$0.10	$0.13
Net (Loss) Income	$(0.15)	$(0.28)	$0.10	$0.13
Diluted EPS
(Loss) Income from continuing operations	$(0.15)	$(0.28)	$0.10	$0.12
Net (Loss) Income	$(0.15)	$(0.28)	$0.10	$0.12

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2006
Net Sales	$10,266,038	$6,182,467	$11,480,634	$14,195,830
Gross Profit	$5,312,584	$2,309,415	$6,259,667	$8,996,699
Administration	$3,705,761	$3,100,378	$3,195,182	$3,122,416
Operating expenses	$6,925,209	$5,036,669	$5,369,992	$7,938,135
(Loss) Income from operations	$(1,612,625)	$(2,727,254)	$889,675	$1,058,564
(Loss) Income from continuing operations	$(1,612,625)	$(2,727,254)	$889,675	$1,058,564
Net (Loss) Income	$(1,454,295)	$(2,618,319)	$1,078,634	$1,245,635

Basic EPS
(Loss) Income from continuing operations	$(0.12)	$(0.21)	$0.09	$0.10
Net (Loss) Income	$(0.12)	$(0.21)	$0.09	$0.10
Diluted EPS
(Loss) Income from continuing operations	$(0.12)	$(0.21)	$0.08	$0.09
Net (Loss) Income	$(0.12)	$(0.21)	$0.08	$0.09

 FOURTH QUARTER SEGMENT DATA (UNAUDITED)

As of and for the three months ended December 31, 2007	Cold Remedy	Health and Wellness	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$10,072,442	$1,538,494	$670,354	$-	$-	$12,281,290
Customers-international	$-	$1,286,356	$-	$-	$-	$1,286,356
Inter-segment	$-	$-	$1,880,647	$-	$(1,880,647)	$-
Segment operating profit (loss)	$3,275,343	$(180,203)	$(68,027)	$(1,839,786)	$324,033	$1,511,360
Depreciation	$104,775	$2,567	$135,093	$-	$-	$242,435
Capital expenditures	$18,833	$408	$61,215	$-	$-	$80,456

As of and for the three months ended December 31, 2006	Cold Remedy	Health and Wellness	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$10,697,062	$2,107,799	$527,072	$-	$-	$13,331,933
Customers-international	$-	$863,896	$-	$-	$-	$863,896
Inter-segment	$-	$-	$1,798,932	$-	$(1,798,932)	$-
Segment operating profit (loss)	$2,645,269	$(481,188)	$(11,639)	$(1,420,522)	$326,644	$1,058,564
Depreciation	$97,637	$55,118	$180,249	$-	$-	$333,004
Capital expenditures	$220,632	$1,883	$7,604	$-	$-	$230,119

As of and for the three months ended December 31, 2005	Cold Remedy	Health and Wellness	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$12,144,783	$3,752,464	$694,137	$-	$-	$16,591,384
Customers-international	$-	$1,149,236	$-	$-	$-	$1,149,236
Inter-segment	$-	$-	$2,623,396	$-	$(2,623,396)	$-
Segment operating profit (loss)	$2,480,622	$8,074	$264,947	$(956,382)	$323,700	$2,120,961
Depreciation	$99,142	$35,848	$225,355	$-	$-	$360,345
Capital expenditures	$139,756	$1,094	$212,525	$-	$-	$353,375

NOTE 17 – SUBSEQUENT EVENTS

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the current president of Darius.  Darius was formed by The Quigley Corporation in 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius markets health and wellness products through its wholly owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement include a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.

Sales (unaudited) of Darius for the years ended December 31, 2007, 2006 and 2005 were $11,233,879, $15,274,940 and $20,473,048, respectively, net (losses) / income (unaudited) for the same periods were ($602,065), ($1,200,692) and $877,743, respectively.  The major classes of assets (unaudited),  attributable to Darius at December 31, 2007 and 2006, respectively, were, cash ($951,736 and $1,466,140), inventory ($676,116 and $907,691), prepaid expenses and other current assets ($455,412 and $399,487), and other current liabilities ($1,528,626 and $1,271,148).

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

In fulfilling its responsibilities for the integrity of the data presented and to safeguard the Company’s assets, management employs a system of internal accounting controls designed to provide reasonable assurance, at appropriate cost, that the Company’s assets are protected and that transactions are appropriately authorized, recorded, and summarized. This system of control is supported by the selection of qualified personnel, by organizational assignments that provide appropriate delegation of authority and division of responsibilities, and by the dissemination of policies and procedures.

/s/ Guy J. Quigley	March 4, 2008
Guy J. Quigley, Chairman of the Board, (President, Chief Executive Officer)	Date

/s/ George J. Longo	March 4, 2008
George J. Longo, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Quigley Corporation

We have audited the accompanying consolidated balance sheets of The Quigley Corporation as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.  We also have audited The Quigley Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Quigley Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures, as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quigley Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Quigley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Amper Politziner & Mattia P.C.
Edison, New Jersey

March 7, 2008

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.                      CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

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

Management's report on our internal controls over financial reporting can be found with the attached financial statements. The Independent Registered Public Accounting Firm's attestation report on our internal control over financial reporting can also be found with the attached financial statements.

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

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. Our internal control over financial reporting has been audited by Amper, Politziner & Mattia, P.C., an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.                      OTHER INFORMATION

None

PART III

ITEM 10.                      DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 11.                      EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 12.                      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 13.                     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2008 Annual Meeting of Stockholders.

PART IV

ITEM 15.                  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                  (a) Exhibits:

3.1	Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A filed on April 4, 1997).

3.2
By-laws of the Company as currently in effect (incorporated by reference to Exhibit 3.2 of Form 10-KSB/A filed on April 4, 1997, Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on September 21, 1998 and Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on November 27, 2007).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).

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

10.5
United States Exclusive Supply Agreement dated March 17, 1997 (Portions of this exhibit are omitted and were filed separately with the Securities Exchange Commission pursuant to the Company’s application requesting confidential treatment in accordance with Rule 406 of Regulation C as promulgated under the Securities Act of 1933, incorporated by reference to Exhibit 10.5 of Form SB-2 dated September 29, 1997).  See exhibit 10.14.

10.6	Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A filed on April 4, 1997).

10.7*	Employment Agreement dated November 5, 1996, as amended, between the Company and George J. Longo (incorporated by reference to Exhibit 10.10 of Form 10-KSB filed on March 30, 1998.

10.8
Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).

10.9	Consulting agreement dated March 7, 2002 between the Company and Forrester Financial LLC (incorporated by reference to Exhibit 99.1 of Form 8-K filed on April 11, 2002).

10.10	Warrant agreement dated March 7, 2002 between the Company and Forrester Financial LLC (incorporated by reference to Exhibit 99.2 of Form 8-K filed on April 11, 2002).

10.11	Agreement dated February 2, 2003 between the Company and Forrester Financial LLC (incorporated by reference to Exhibit 99.3 of Form 8-K filed on February 18, 2003).

10.12	Amended and Restated Warrant Agreement dated February 2, 2003 between the Company and Forrester Financial LLC (incorporated by reference to Exhibit 99.4 of Form 8-K filed on February 18, 2003).

10.13	Share agreement effective as of December 31, 2002 between the Company and Suncoast Naturals, Inc. (incorporated by reference to Exhibit 2.1 of Form 8-K filed on February 6, 2003)

10.14	Third Amendment to United States Exclusive Supply Agreement (incorporated by reference to Exhibit 10.18 of Form 10-K filed on April 1, 2004).

10.15	Asset Purchase and Sale Agreement dated August 18, 2004 by and between JoEl, Inc. and the Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 20, 2004).

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

10.20	Registration Rights Agreement dated October 1, 2004 by and among the Company and the shareholders signatory thereto (incorporated by reference to Exhibit 10.5 of Form 8-K filed on October 7, 2004).

10.21*	Employment Agreement dated October 1, 2004 between Quigley Manufacturing Inc. and David B. Deck (incorporated by reference to Exhibit 10.6 of Form 8-K filed on October 7, 2004).

10.22*	Employment Agreement dated October 1, 2004 between Quigley Manufacturing Inc. and David Hess (incorporated by reference to Exhibit 10.7 of Form 8-K filed on October 7, 2004).

10.23	Sale agreement of Darius to Innerlight Holdings, Inc. dated February 29, 2008 (incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 3, 2008).

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

16.1*	PricewaterhouseCoopers LLP letter dated March 30, 2005 (incorporated by reference to Exhibit 16.1 of Form 10-K filed on March 31, 2005).

21.1**	Subsidiaries of The Quigley Corporation

23.2**	Consent of Amper, Politziner & Mattia, Independent Registered Public Accounting Firm, dated March 7, 2008.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement **Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUIGLEY CORPORATION

/s/ Guy J. Quigley	March 7, 2008
Guy J. Quigley, Chairman of the Board, President,	Date
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guy J. Quigley	Chairman of the Board, President,	March 7, 2008
Guy J. Quigley	Chief Executive Officer and Director

/s/ Charles A. Phillips	Executive Vice President, Chief Operating	March 7, 2008
Charles A. Phillips	Officer and Director

/s/ George J. Longo	Vice President, Chief Financial	March 7, 2008
George J. Longo	Officer and Director (Principal
Financial and Accounting Officer)

/s/ Jacqueline F. Lewis	Director	March 7, 2008
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum	Director	March 7, 2008
Rounsevelle W. Schaum

/s/ Stephen W. Wouch,	Director	March 7, 2008
Stephen W. Wouch,

/s/ Terrence O. Tormey,	Director	March 7, 2008
Terrence O. Tormey,