Form 10-Q
period 2008-03-31
QUIGLEY CORP
filed 2008-05-01
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number: 0-21617

THE QUIGLEY CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kells Building, 621 Shady Retreat Road, Doylestown, Pennsylvania	18901
(Address of principal executive offices)	(Zip Code)

(215) 345-0919
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                 Accelerated filer ☐                 Non-accelerated filer ☐    Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of April 28, 2008, there were 12,860,133 shares of common stock, $.0005 par value per share, outstanding.

Part I. Financial Information

Item 1.     Condensed Consolidated Financial Statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,265,034	$15,133,546
Accounts receivable (net of doubtful accounts of $175,393 and $178,144)	3,379,319	6,648,538
Inventory	4,312,476	4,135,511
Prepaid expenses and other current assets	583,565	810,106
Assets of discontinued operations	-	2,107,589
TOTAL CURRENT ASSETS	24,540,394	28,835,290

PROPERTY, PLANT AND EQUIPMENT – net	4,168,289	4,337,540

OTHER ASSETS:
Other assets	97,673	280,654
Assets of discontinued operations	-	48,437
TOTAL OTHER ASSETS	97,673	329,091

TOTAL ASSETS	$28,806,356	$33,501,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$477,477	$454,963
Accrued royalties and sales commissions	3,783,913	3,859,287
Accrued advertising	1,207,499	1,369,759
Other current liabilities	1,654,763	2,542,128
Liabilities of discontinued operations	-	2,031,529
TOTAL CURRENT LIABILITIES	7,123,652	10,257,666

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,506,186 and 17,499,186 shares	8,753	8,750
Additional paid-in-capital	37,543,419	37,535,523
Retained earnings	9,318,691	10,888,141
Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost	(25,188,159)	(25,188,159)
TOTAL STOCKHOLDERS’ EQUITY	21,682,704	23,244,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,806,356	$33,501,921

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

NET SALES	$5,305,034	$6,149,951

COST OF SALES	1,735,516	2,211,790

GROSS PROFIT	3,569,518	3,938,161

OPERATING EXPENSES:
Sales and marketing	2,232,241	2,490,834
Administration	2,508,206	2,145,183
Research and development	1,410,302	1,151,381
TOTAL OPERATING EXPENSES	6,150,749	5,787,398

LOSS FROM OPERATIONS	(2,581,231)	(1,849,237)

INTEREST AND OTHER INCOME	136,265	208,452

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,444,966)	(1,640,785)

INCOME TAXES (BENEFIT)	-	-

LOSS FROM CONTINUING OPERATIONS	(2,444,966)	(1,640,785)

DISCONTINUED OPERATIONS:
Gain on disposal of health and wellness operations	736,252	-
Income (Loss) from discontinued operations	139,264	(287,421)

NET LOSS	$(1,569,450)	$(1,928,206)

Basic earnings per common share:
Loss from continuing operations	$(0.19)	$(0.13)
Income (loss) from discontinued operations	0.07	(0.02)
Net Loss	$(0.12)	$(0.15)

Diluted earnings per common share:
Loss from continuing operations	$(0.19)	$(0.13)
Income (loss) from discontinued operations	0.07	(0.02)
Net Loss	$(0.12)	$(0.15)

Weighted average common shares outstanding:
Basic	12,859,433	12,684,633

Diluted	12,859,433	12,684,633

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31, 2008	March 31, 2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$1,010,338	$1,297,891

INVESTING ACTIVITIES:
Capital expenditures	(11,245)	(210,153)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(11,245)	(210,153)

FINANCING ACTIVITIES:
Proceeds from exercises of options	7,911	-

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,911	-

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Gain from discontinued operations	(875,516)	-
Proceeds from sale of discontinued operations	1,000,000	-

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	124,484	-

NET INCREASE IN CASH	1,131,488	1,087,738

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,133,546	16,290,619

CASH & CASH EQUIVALENTS, END OF PERIOD	$16,265,034	$17,378,357

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

The Quigley Corporation (the “Company”), organized under the laws of the state of Nevada, is engaged in the development, manufacturing, and marketing of homeopathic and health products that are being offered to the general public along with the research and development of potential prescription products. The Company is organized into three business segments: Cold Remedy, Contract Manufacturing and Ethical Pharmaceutical. For the fiscal periods presented, the majority of the Company’s revenues have come from the Company’s Cold Remedy segment.

The Company’s principal cold-remedy product, Cold-Eeze®, a zinc gluconate glycine formulation (ZIGG™) is an over-the-counter consumer product used to reduce the duration and severity of the common cold.   The lozenge form of the product is manufactured by Quigley Manufacturing Inc. (“QMI”), a wholly owned subsidiary of the Company, which was formed following the acquisition of certain assets and assumption of certain liabilities of JoEl, Inc., the contract manufacturer of the lozenge product prior to October 1, 2004.

In January 2001, the Company formed an Ethical Pharmaceutical segment which is now Quigley Pharma Inc. (“Pharma”), a wholly-owned subsidiary of the Company.  The result of that segment’s research and development activity may enable the Company to diversify into the prescription drug market.

On February 29, 2008, the Company sold Darius International Inc. (“Darius”) to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  See discussion in Note 3 to Condensed Consolidated Financial Statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.  Effective March 31, 2004, the financial statements include consolidated variable interest entities (“VIEs”) of which the Company is the primary beneficiary (see discussion in Note 4, “Variable Interest Entity”).  The business activity that gave rise to the VIE accounting was discontinued on March 31, 2008 and therefore this accounting requirement is no longer reflected in the financial statements of the Company.

On February 29, 2008, the Company sold Darius, the former health and wellness segment of the Company.  Results and balances associated with Darius are presented as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets.

These financial statements have been prepared by management without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year or any other period.

Use of Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United Sates of America. In connection with the preparation of the Condensed Consolidated Financial Statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be relevant at the time the Condensed Consolidated Financial Statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis to ensure the financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from these assumptions and estimates, and such differences could be material.

The Company is organized into three different but related business segments, Cold-Remedy, Contract Manufacturing and Ethical Pharmaceutical. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs, each segment applies a uniform and consistent method for making certain assumptions for estimating these provisions that are applicable to each specific segment. Traditionally, these provisions are not material to reported revenues in the Contract Manufacturing segment and the Ethical Pharmaceutical segment does not have any revenues.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. The Consolidated Financial Statements include a specific reserve for excess or obsolete inventory of $391,575 and $368,491 as of March 31, 2008 and December 31, 2007, respectively.  Inventories included raw material, work in progress and packaging amounts of approximately $1,426,000 and $1,197,000 at March 31, 2008 and December 31, 2007, respectively, with the remainder comprising finished goods.

Property, Plant  and Equipment

Property, plant and equipment are recorded at cost.  The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  The annual provision for depreciation has been computed in accordance with the following ranges of estimated asset lives: building and improvements - twenty to thirty-nine years; machinery and equipment - five to seven years; computer software - three years; and furniture and fixtures – seven years.

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

Trade accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. It is not anticipated that any one customer will exceed 10% of consolidated sales in 2008.  The Company’s broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 42% and 44% of sales volume for the respective three month periods ended March 31, 2008 and 2007, respectively.  Customers comprising the five largest accounts receivable balances represented 46% and 48% of total trade receivable balances at March 31, 2008 and 2007, respectively. During the three month periods ended March 31, 2008 and 2007, all of the Company’s net sales for each period were related to domestic markets.

The Company’s revenues are currently generated from the sale of the Cold-Remedy products which approximated 89% and 90% of total revenues in the three month periods ended March 31, 2008 and 2007, respectively.  The Contract Manufacturing segment approximated 11% and 10% for the respective three month periods.

Raw materials used in the production of the products are available from numerous sources.  Raw materials for the Cold-Eeze® lozenge product is currently procured from a single vendor in order to secure purchasing economies.  In a situation where this one vendor is not able to supply QMI with the ingredients, other sources have been identified.  Should these product sources terminate or discontinue for any reason, the Company has formulated a contingency plan in order to prevent such discontinuance from materially affecting the Company’s operations.  Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company’s production requirements.

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

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the Contract Manufacturing segment, when the product is shipped to the customer.  Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The Consolidated Fiancial Satements include reserves of $290,444 for future sales returns and $273,438 for other allowances as of March 31, 2008 and $295,606 and $347,102 at December 31, 2007, respectively.  The reserves also include an estimate of the uncollectability of accounts receivable resulting in a reserve of $175,393 and $178,144 at March 31, 2008 and December 31, 2007, respectively.

Cost of Sales

For the Cold Remedy segment, in accordance with contract terms, payments calculated based upon net sales collected to the patent holder of the Cold-Eeze® formulation amounting to zero and $257,996 respectively, for the three month periods ended March 31, 2008 and 2007 are presented in the financial statements as cost of sales (see also Note 5).

Operating expenses

Agreements relating to the Cold Remedy segment with a major national sales brokerage firm are for this firm to sell the manufactured Cold-Eeze® product to our customers. Such related costs are presented in the financial statements as selling expenses.

Shipping and Handling

Product sales relating to the Cold Remedy and Contract Manufacturing segments include shipping and handling charges to the purchaser as part of the invoiced price, which is classified as revenue.  In all cases costs related to this revenue are recorded in cost of sales.

Stock Compensation

Stock options and warrants for purchase of the Company’s common stock have been granted to both employees and non-employees since the date the Company became publicly traded.  Options and warrants are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

As of January 1, 2006, the Company adopted SFAS 123R, “Shared Based Payment”. The adoption of SFAS 123R did not have an impact on the Company’s financial position or results of operations in the 2006 and subsequent periods reported.

No stock options were granted in the three month periods ended March 31, 2008 and 2007.  All stock options granted prior to January 1, 2006 were fully vested.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising,  presented  as  part  of  sales  and  marketing expense;   cooperative  incentive promotions and coupon program expenses,  which  are accounted  for  as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three month periods ended March 31, 2008 and 2007 were $2,472,761 and $2,590,416, respectively.  Included in prepaid expenses and other current assets was zero and $158,428 at March 31, 2008 and December 31, 2007, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for the three month periods ended March 31, 2008 and 2007 were $1,410,302 and $1,151,381, respectively.  Principally, research and development costs are related to Pharma’s study activities and costs associated with Cold-Eeze® products.

Income Taxes

The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.  See Note 9 - Income Taxes, for further discussion.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 – DISCONTINUED OPERATIONS

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius was formed by The Quigley Corporation in 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement include a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.

Sales of Darius in 2008 until date of disposal on February 29, 2008 and for the three month period ended March 31, 2007 were, respectively, $2,188,815 and $2,927,925.  Net income (losses) for 2008 until date of disposal on February 29, 2008 and for the three month period ended March 31, 2007, were $139,264 and ($287,421), respectively.  Results of Darius are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows and in the Condensed Consolidated Balance Sheets. The major classes of balance sheet items of discontinued operations at December 31, 2007 were cash, inventory, prepaid expenses and other current liabilities.

The Company recorded a gain on the disposal of Darius of $736,252, as a result of sales proceeds of $1,000,000 less residual investment of $5,000 and net assets of Darius of $258,748 on the date of sale.

NOTE 4 – VARIABLE INTEREST ENTITY

In December 2003, the Financial Accounting Standards Board (FASB or the “Board”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46R), to address certain implementation issues.  FIN 46R varies significantly from FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“VIE”) (FIN 46), which it supersedes.  FIN 46R requires the application of either FIN 46 or FIN 46R by “Public Entities”  to all  Special  Purpose  Entities (“SPEs”) at  the  end  of the first interim or annual reporting period ending after December 15, 2003.  FIN 46R is applicable to all non-SPEs created prior to February 1, 2003 by Public Entities that are not small business issuers at the end of the first interim or annual reporting period ending after March 15, 2004.  Effective March 31, 2004, the Company adopted FIN 46R for VIE’s formed prior to February 1, 2003.  The Company had determined that Scandasystems, a related party, qualified as a variable interest entity and the Company consolidated Scandasystems beginning with the quarter ended March 31, 2004.  Due to the fact that the Company had no long-term contractual commitments or guarantees, the maximum exposure to loss was insignificant.

The Company has determined that the conditions that applied in the past giving rise to the application of FIN 46R to the relationship between the Company and Scandasystems no longer apply.  Therefore, effective with quarter ended March 31, 2008, Scandasystems balances will no longer be consolidated with the Company’s financial results and balances.

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

The expenses for the respective periods relating to such agreement amounted to zero and $257,996, for the three month periods ended March 31, 2008 and 2007. Amounts accrued for these expenses at both March 31, 2008 and December 31, 2007 were $3,524,031.

NOTE 6 – OTHER CURRENT LIABILITIES

Included in other current liabilities are $684,904 and $1,240,767 related to accrued compensation at March 31, 2008 and December 31, 2007, respectively.

    NOTE 7 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the three month periods ended March 31, 2008 and 2007 of $13,693 and $17,275, respectively. The Company has approximate future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Advertising	Other	Total
2008	$2,868,232	$32,387	$145,000	$-	$3,045,619
2009	151,511	19,406	-	-	170,917
2010	-	-	-	-	-
2011	-	-	-	-	-
2012	-	-	-	-	-
Total	$3,019,743	$51,793	$145,000	$-	$3,216,536

Additional advertising and research and development costs are expected to be incurred during the remainder of 2008.

The Company has several licensing and other contractual agreements, see Note 5.

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.
(Bucks Co. CCP, No. 04-07776)

In this action, which was commenced in November 2004, the Company is seeking declaratory and injunctive relief against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze® trade name and trademark; injunctive relief relating to the Cold-Eeze® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending the Company's payment of commissions to defendants.  The Company's Complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the "Agreements") entered into between the defendants and the Company.  The Company terminated the Agreements for the defendants' alleged material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims against the Company seeking remedies relative to the Agreements.  The Company believes that the defendants' counterclaims are without merit and is vigorously defending those counterclaims and is prosecuting its action on its complaint.  Discovery and depositions have been partially completed.  On February 14, 2008, the  Company filed a motion for summary judgment on its complaint, which has been briefed.  Arguments on the motions for summary judgment are contemplated to be held on or before August 1, 2008.

At this time no prediction as to the outcome of this action can be made.

Non-Affiliated Litigation

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Therefore, the following litigation, as disclosed in the Company’s 2007 Form 10-K filing, is no longer the Company’s responsibility:

Darius International Inc., ET AL. vs. Robert O. Young ET AL. (Federal District Court – Eastern District, PA)
Robert O. and Shelley Young vs. Darius International Inc. and Innerlight Inc., (Utah Third Party Complaints)
Innerlight Inc., vs. The Matrix Group, LLC (Fourth Judicial District Court, Utah County, State of Utah)
Innerlight Inc. vs. Readycash Holdings, LLC and Global Trade Solutions, Inc. DBA Readycash (Fourth Judicial District Court, Utah County, State of Utah)
The Matrix Group, LLC vs. Innerlight Inc. (U.S. District Court for the Southern District of Florida)

NOTE 8 – TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

On September 8, 1998, the Company’s Board of Directors declared a dividend distribution of Common Stock Purchase Rights  (individually, a “Right” and collectively, the “Rights”), thereby  creating  a  Stockholder  Rights  Plan  (the “Plan”).  The  dividend  was  payable  to  the stockholders of record on September 25, 1998.  Each Right entitles the stockholder of record to purchase from the Company that number of common shares having  a combined  market  value equal to two times the Rights exercise price of $45.  The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the
ownership of 15% or more of the outstanding common shares.   The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company.  The final expiration date of the Plan is September 25, 2008.

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding.  Such shares are reflected as treasury stock and will be available for general corporate purposes.  From the initiation of the plan until March 31, 2008, 4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share.  No shares were repurchased during 2007 or 2008 to date.

During the three months ended March 31, 2008, a total of 7,000 options were exercised.

NOTE 9 – INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,742,604 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards that currently approximate $17.0 million for federal purposes will be expiring through 2028.  Additionally, there are net operating loss carry-forwards of $18.3 million for state purposes that will be expiring through 2018.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 10 – EARNINGS PER SHARE

Basic loss per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted - average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which  prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflects the results of continuing operations, is as follows (millions, except per share amounts):

	March 31, 2007			March 31, 2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic EPS	$(2.4)	12.8	$(0.19)	$(1.6)	12.7	$(0.13)
Dilutives:
Options/Warrants	-	-		-	-

Diluted EPS	$(2.4)	12.8	$(0.19)	$(1.6)	12.7	$(0.13)

Options and warrants outstanding at March 31, 2008 and 2007 were 2,475,000 and 3,597,000 respectively. They were not included in the computation of diluted earnings for the periods with a net loss because the effect would be anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company may continue the process of acquiring licenses in certain countries through related party entities whose stockholders include Mr. Gary Quigley, a relative of the Company’s Chief Executive Officer. Fees amounting to zero and $30,750 have been paid to a formerly related entity during the three month periods ended March 31, 2008 and 2007, respectively. This expenditure is related to the regulatory aspects of obtaining such licenses.

NOTE 12 – SEGMENT INFORMATION

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

The Company divides its operations into three reportable segments as follows: The Quigley Corporation (Cold-Remedy), whose main product is Cold-Eeze®, a proprietary zinc gluconate glycine lozenge for the common cold; Quigley Manufacturing (Contract Manufacturing), which is the production facility for the Cold-Eeze® lozenge product and also performs contract manufacturing services for third party customers, and Pharma, (Ethical Pharmaceutical), currently involved in research and development activity to develop patent applications for potential pharmaceutical products.

Financial information relating to 2008 and 2007 continuing operations, by business segment, follows:

For the three months ended March 31, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$4,712,134	$592,900	$-	$-	$5,305,034
Inter-segment	$-	$1,050,051	$-	$(1,050,051)	$-
Segment operating profit (loss)	$(817,838)	$(287,654)	$(1,578,718)	$102,979	$(2,581,231)

For the three months ended March 31, 2007	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$5,540,640	$609,311	$-	$-	$6,149,951
Inter-segment	$-	$1,183,350	$-	$(1,183,350)	$-
Segment operating profit (loss)	$(459,929)	$(226,673)	$(1,254,869)	$92,234	$(1,849,237)

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

The  Company,   headquartered  in  Doylestown,  Pennsylvania,  is  a  leading  manufacturer,  marketer  and  distributor  of  a diversified range of homeopathic and health products which comprise the Cold Remedy and Contract Manufacturing segments.  The Company is also involved in the research and development of potential prescription products that comprise the Ethical Pharmaceutical segment.

The Company’s primary business is the manufacture and distribution of cold remedy products to the consumer through the over-the-counter marketplace. One of the Company’s key products in its Cold Remedy segment is Cold-Eeze®, a zinc gluconate glycine product proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze® is an established product in the health care and cold remedy market.  During the third quarter of 2007, the Company commenced shipping two new Cold-Eeze® brand extensions.  These brand extensions are Organix™ Cough and Sore Throat Drops and Cold-Eeze®  Immune Support Complex-10.  Organix Cough and Sore Throat Drops is a proprietary product manufactured at the Company’s certified organic manufacturing facility, the first facility of its kind to obtain USDA organic certification. Cold-Eeze® Immune Support Complex-10 will compete in the growing immune boosting dietary supplement marketplace.

The manufacturing entity, called Quigley Manufacturing Inc. (“QMI”), a wholly-owned subsidiary of the Company, manufactures the Cold-Eeze® lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze® products.  In addition, QMI, which is an FDA approved facility, produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.

The Cold-Remedy segment reported a decrease in net sales in the first quarter 2008 as compared to the same period in 2007.  The decrease in net sales resulted from the continuing effects of the least incidence of colds by consumers in the last eight years, which started to improve by the end of the cold season, but was too late to impact sales for the first quarter of 2008.   The 2008 quarter was assisted through sales of the Organix Cough and Sore Throat Drops and Cold-Eeze® ISC-10, both of which were introduced to the marketplace during the third quarter of 2007, along with the impact of the Cold-Eeze® price increase that commenced in July 2007.

The Contract Manufacturing segment reported a decrease in net sales in the first quarter 2008 as compared to sales in the 2007 comparative period.  The primary function of the manufacturing segment is the production, warehousing and shipping of Cold-Eeze® related products, however, sales to third party customers may reflect some incremental fluctuation.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  The terms of the agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc., for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc., which constituted the Health and Wellness segment of the Company.  Losses from this segment in recent times resulted in reduced resources available for the research and development activities of the Pharma segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription products.  The sale of this former business segment is reported as discontinued operations.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs.  Pharma is currently undergoing  research  and  development activity  in  compliance  with regulatory  requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.  The Company continues to invest significantly in ongoing research and development activities of this segment.  Such investment amounted to $1,578,718 in the first quarter 2008, compared to $1,254,869 in the 2007 comparative period.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities and the requirements associated with the development of Pharma’s potential prescription drugs in order to continue to compete on a national and international level.

Cold-Remedy Products

In May 1992, the Company entered into an exclusive agreement for the worldwide representation, manufacturing and marketing of Cold-Eeze® products in the United States.  Cold-Eeze®, a zinc gluconate glycine formulation (ZIGG™), is an over-the-counter consumer product used to reduce the duration and severity of the common cold and is available in lozenge, sugar-free tablet and gum form.  The Company has substantiated the effectiveness of Cold-Eeze® through a variety of studies.  A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

•	A Patent (No. 6,827,945 B2) entitled “Nutritional Supplements and Method of Using Same” for a method for treating at least one symptom of arthritis. The patent extends through April 22, 2023.

•	A Patent (No. 7,083,813 B2) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through August 4, 2023.

•	A Patent (No. 10/165,151) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through March 27, 2021.

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

•	A Patent (No. 7,175,987 B2) entitled “Compositions and Methods for The Treatment of Herpes.” The patent extends through November 5, 2021.

•	A Patent (No. 11,158,986) entitled “Methods for the Treatment of Scar Tissue” The patent extends through September 5, 2026.

•	A Mexican Patent (No. 236311) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2020.

•	A New Zealand Patent (No. 533439) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A New Zealand Patent (No. 526041) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A New Zealand Patent (No. 530187) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 6, 2022.

•	A New Zealand Patent (No. 537821) entitled “Anti-Microbial Compositions and Methods of Using Same.” The patent extends through July 23, 2023.

•	An Australian Patent (No. 2002231095) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	An Australian Patent (No. 2002352501) entitled “Method for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	An Australian Patent (No. 2002232464) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 5, 2022.

•	An Australian Patent (No. 2002365155) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	An Australian Patent (No. 2002309615) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through April 30, 2022.

•	A South African Patent (No. 2003/4247) entitled “Methods and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

•
A South African Patent (No. 2003/9802) entitled “Nutritional Supplements and Methods of Using Same” for a method for treating at least one symptom of arthritis.  The patent extends through August 5, 2022.

•	A South African Patent (No. 2004/4614) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	A South African Patent (No. 2005/0517) entitled “Anti-Microbial Compositions & Methods for Using Same,” the patent extends through July 23, 2023.

•	A South African Patent (No. 2004/3365) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

•	An Israeli Patent (No. 159357) entitled “Nutritional Supplements and Methods of Using Same,” the patent extends through August 6, 2022.

•	An Indian Patent (No. 00004/MUMP/2004) entitled “A Nutritional Supplement.” The patent extends through August 6, 2022.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Company is organized into three different but related business segments, Cold Remedy, Contract Manufacturing and Ethical Pharmaceutical. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs, each segment applies a uniform and consistent method for making certain assumptions for estimating these provisions that are applicable to that specific segment. Traditionally, these provisions are not material to net income in the Contract Manufacturing segment. The Ethical Pharmaceutical segment does not have any revenues.

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

At March 31, 2008 and December 31, 2007, the Company included reductions to accounts receivable for sales returns and allowances of $290,000 and $296,000, respectively, and cash discounts of $98,000 and $169,000, respectively. Additionally, current liabilities at March 31, 2008 and December 31, 2007 include $1,077,000 and $1,137,650, respectively, for cooperative incentive promotion costs.

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

A one percent deviation for these consolidated reserve provisions for the three month periods ended March 31, 2008, and 2007 would affect net sales by approximately $66,000 and $72,000, respectively. A one percent deviation for cooperative incentive promotion reserve provisions for the three month periods ended March 31, 2008 and 2007 would affect net sales by approximately $60,000 and $66,000, respectively.

Income Taxes

The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs in the Company’s Ethical Pharmaceutical segment.

Three months ended March 31, 2008 compared with three months ended March 31, 2007

Net sales for the three month period ended March 31, 2008 were $5,305,034, reflecting a decrease of $844,917 over the net sales of $6,149,951 for the comparable three month period ended March 31, 2007.   The Cold Remedy segment reported net sales in the 2008 period of $4,712,134 a decrease of $828,506, or 15.0%, over the comparable 2007 period of $5,540,640.  The Contract Manufacturing segment reported net sales of $592,900 in the 2008 period compared to $609,311 in the comparable 2007 period, a decrease of $16,411 or 2.7%.

The 2008 sales of the Cold Remedy indicate reduced unit sales of Cold-Eeze® to retail which is reflective of Information Resources Inc. (“IRI”) reports indicating a substantial decrease in unit consumption of Cold-Eeze® in 2007 and continuing into the first quarter of 2008.  Available IRI reports indicate that the cough/cold season commencing in late 2007 had the lowest reported incidence of the common cold in over eight years, a factor which had consequences across the cough/cold category.  Sales performance in the 2008 quarter was assisted through sales of the Organix Cough and Sore Throat Drops and Cold-Eeze® ISC-10, both of which were introduced to the marketplace during the third quarter of 2007, along with the impact of the Cold-Eeze® price increase that commenced in July 2007, combining to contribute approximately $717,000 in net sales during the first quarter of 2008.

Net sales of the Contract Manufacturing segment reported a small decrease in 2008.  The primary purpose of the Contract Manufacturing segment is to manufacture, warehouse and distribute Cold-Eeze®.  Other contract manufacturing is performed for non-related third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the three months ended March 31, 2008 was 32.7% compared to 36.0% for the comparable 2007 period, a decrease of 3.3%.  The Cold Remedy segment’s cost of sales in the 2008 period was 28.9% compared to 33.9% in the 2007 comparable period, a decrease of 5.0%, largely due to the absence of a royalty and consulting  charge in the 2008 period, a reduction to cost of sales of approximately 4.1%; the Cold Eeze price increase had the effect of reducing the cost of sales by approximately 4.7%; the coupon program had the effect of raising the cost of sales by approximately 1.6%; and the impact of the Organix and the ISC-10 was to increase cost of sales by approximately 2.0%.   The Contract Manufacturing segment had a negative impact to cost of sales overall which is a factor of production volume and fixed costs.  On consolidation, the cost of sales was favorably affected primarily by the influence of the cold remedy factors.

Sales and marketing expense for the three month period ended March 31, 2008 were $2,232,241, a decrease of $258,593 over the comparable 2007 period amount of $2,490,834.   The decrease was primarily due to reduced media advertising expense in 2008 of $244,489.

General and administration costs for the three month period ended March 31, 2008 was $2,508,206 compared to $2,145,183 for the 2007 period, an increase of $363,023 between the periods.  The increase in 2008 was primarily due to increased legal, payroll and stock promotion costs of $95,234, $177,873 and $55,858, respectively.

Research and development costs during the three months ended March 31, 2008 were $1,410, 302 compared to $1,151,381 during the 2007 comparable period, reflecting an increase in 2008 of $258,921, primarily as a result of increased Pharma segment costs.

Liquidity and Capital Resources

The Company had working capital of $17,416,742 and $18,577,624 at March 31, 2008 and December 31, 2007, respectively. Changes  in  working  capital  overall  have  been  primarily  due  to  the  following  items:  cash  balances  increased by $1,131,488; account receivable balances decreased by $3,269,219 due to seasonal factors and effective collection practices; inventory increased by $176,965; accrued advertising decreased by $162,260 due to the seasonal nature of the Cold-Remedy segment, accrued royalties, consulting fees and sales commissions decreased by $75,374 largely due to sales related seasonal factors.   Total cash balances at March 31, 2008 were $16,265,034 compared to $15,133,546 at December 31, 2007.  Other current liabilities decreased by $887,365 mainly due to decreased payroll related balances.  Liquidity in the first quarter of 2008 was assisted by the sale of Darius which resulted in cash proceeds of $1,000,000.

Management believes that its strategy to establish Cold-Eeze® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital, should provide an internal source of capital to fund the Company’s normal business operations.  The operations of the Company contribute to the current research and development expenditures of the Ethical Pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such research.  As research progresses on certain formulations, expenditures of the Pharma segment will require substantial financial support and would necessitate the consideration of other approaches such as licensing or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital or internal funding be insufficient, there is no guarantee that other financing resources will become available, thereby deferring future growth and development of certain formulations.

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

Capital Expenditures

Capital expenditures during the remainder of 2008 are not expected to be material.

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

Item 4T. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief  Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Company has included an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Reports on Form 10-K commencing with the fiscal year ended December 31, 2006.  The Company has undergone an ongoing comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This has involved the documentation, testing and review of our internal controls under the direction of senior management.

Part II.  Other Information

Item 1. Legal Proceedings

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.
(Bucks Co. CCP, No. 04-07776)

In this action, which was commenced in November 2004, the Company is seeking declaratory and injunctive relief against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting injunctive relief regarding the Cold-Eeze® trade name and trademark; injunctive relief relating to the Cold-Eeze formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending the Company's payment of commissions to defendants.  The Company's Complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the "Agreements") entered into between the defendants and the Company.  The Company terminated the Agreements for the defendants' alleged material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims against the Company seeking remedies relative to the Agreements.  The Company believes that the defendants' counterclaims are without merit and is vigorously defending those counterclaims and is prosecuting its action on its complaint.  Discovery and depositions have been partially completed.  On February 14, 2008, the Company filed a motion for summary judgment on its complaint, which has been briefed.  Arguments on the motions for summary judgment are contemplated to be held on or before August 1, 2008.

At this time no prediction as to the outcome of this action can be made.

Non-Affiliated Litigation

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Therefore, the following litigation, as disclosed in the Company’s 2007 Form 10-K filing, is no longer the Company’s responsibility:

Darius International Inc., ET AL. vs. Robert O. Young ET AL. (Federal District Court – Eastern District, PA)

Robert O. and Shelley Young vs. Darius International Inc. and Innerlight Inc., (Utah Third Party Complaints)

Innerlight Inc., vs. The Matrix Group, LLC (Fourth Judicial District Court, Utah County, State of Utah)

Innerlight Inc. vs. Readycash Holdings, LLC and Global Trade Solutions, Inc. DBA Readycash (Fourth Judicial District Court, Utah County, State of Utah)

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
George J. Longo
Vice President, Chief Financial Officer

Date: May 1, 2008