Form 10-Q
period 2008-06-30
QUIGLEY CORP
filed 2008-08-06
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of July 25, 2008, there were 12,864,133 shares of common stock, $.0005 par value per share, outstanding.

i

Part I. Financial Information

Item 1.                  Condensed Consolidated Financial Statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,375,253	$15,133,546
Accounts receivable (net of doubtful accounts of $171,846 and $178,144)	1,612,849	6,648,538
Inventory	4,621,036	4,135,511
Prepaid expenses and other current assets	876,820	810,106
Assets of discontinued operations	-	2,107,589
TOTAL CURRENT ASSETS	21,485,958	28,835,290

PROPERTY, PLANT AND EQUIPMENT – net	4,035,272	4,337,540

OTHER ASSETS:
Other assets	35,455	280,654
Assets of discontinued operations	-	48,437
TOTAL OTHER ASSETS	35,455	329,091

TOTAL ASSETS	$25,556,685	$33,501,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$505,207	$454,963
Accrued royalties and sales commissions	3,732,916	3,859,287
Accrued advertising	958,571	1,369,759
Other current liabilities	1,551,838	2,542,128
Liabilities of discontinued operations	-	2,031,529
TOTAL CURRENT LIABILITIES	6,748,532	10,257,666

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,510,186 and 17,499,186 shares	8,755	8,750
Additional paid-in-capital	37,547,562	37,535,523
Retained earnings	6,439,995	10,888,141
Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost	(25,188,159)	(25,188,159)
TOTAL STOCKHOLDERS’ EQUITY	18,808,153	23,244,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,556,685	$33,501,921

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

NET SALES	$2,068,285	$2,217,146	$7,373,319	$8,367,097

COST OF SALES	1,170,379	1,221,815	2,905,895	3,433,608

GROSS PROFIT	897,906	995,331	4,467,424	4,933,489

OPERATING EXPENSES:
Sales and marketing	566,273	555,710	2,798,514	3,046,543
Administration	2,029,885	2,436,408	4,538,091	4,581,591
Research and development	1,264,824	1,622,264	2,675,126	2,773,644
TOTAL OPERATING EXPENSES	3,860,982	4,614,382	10,011,731	10,401,778

LOSS FROM OPERATIONS	(2,963,076)	(3,619,051)	(5,544,307)	(5,468,289)

INTEREST AND OTHER INCOME	84,380	201,879	220,645	410,330

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,878,696)	(3,417,172)	(5,323,662)	(5,057,959)

INCOME TAXES (BENEFIT)	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,878,696)	(3,417,172)	(5,323,662)	(5,057,959)

DISCONTINUED OPERATIONS:
Gain on disposal of health and wellness operations	-	-	736,252	-

Income (loss) from discontinued operations	-	(102,520)	139,264	(389,941)

NET LOSS	$(2,878,696)	$(3,519,692)	$(4,448,146)	$(5,447,900)

Basic earnings per common share:
Loss from continuing operations	$(0.22)	$(0.27)	$(0.42)	$(0.40)
Income (loss) from discontinued operations	-	(0.01)	0.07	(0.03)
Net Loss	$(0.22)	$(0.28)	$(0.35)	$(0.43)

Diluted earnings per common share:
Loss from continuing operations	$(0.22)	$(0.27)	$(0.42)	$(0.40)
Income (loss) from discontinued operations	-	(0.01)	0.07	(0.03)
Net Loss	$(0.22)	$(0.28)	$(0.35)	$(0.43)

Weighted average common shares outstanding:
Basic	12,861,800	12,684,633	12,860,616	12,684,633

Diluted	12,861,800	12,684,633	12,860,616	12,684,633

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30, 2008	June 30, 2007

NET CASH USED BY OPERATING ACTIVITIES	$(815,860)	$(2,041,651)
INVESTING ACTIVITIES:
Capital expenditures	(95,181)	(321,952)
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(95,181)	-

FINANCING ACTIVITIES:
Gain from disposal of fixed assets	16,220	-
Proceeds from exercises of options	12,044

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	28,264	-

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Gain from discontinued operations	(875,516)	-
Proceeds from sale of discontinued operations	1,000,000	-

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	124,484	-

NET (DECREASE) IN CASH	(758,293)	(2,363,603)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,133,546	16,290,619
CASH & CASH EQUIVALENTS, END OF PERIOD	$14,375,253	$13,927,016

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

In January 2001, the Company formed an Ethical Pharmaceutical segment that is now Quigley Pharma Inc. (“Pharma”), a wholly-owned subsidiary of the Company.  The result of that segment’s research and development activity may enable the Company to diversify into the prescription drug market.

On February 29, 2008, the Company sold Darius International Inc. (“Darius”), a former business segment, to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  See discussion in Note 3 to Condensed Consolidated Financial Statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.  Effective March 31, 2004, the financial statements included consolidated variable interest entities (“VIEs”) of which the Company is the primary beneficiary (see discussion in Note 4, “Variable Interest Entity”).  The business activity that gave rise to the VIE accounting was discontinued on March 31, 2008 and therefore this accounting requirement is no longer reflected in the financial statements of the Company.

On February 29, 2008, the Company sold Darius, the former health and wellness segment of the Company.  Results and balances associated with Darius are presented as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Balance Sheets.

These financial statements have been prepared by management without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.  The results of operations for the six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year or any other period.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. The Consolidated Financial Statements include a specific reserve for excess or obsolete inventory of $479,726 and $368,491 as of June 30, 2008 and December 31, 2007, respectively.  Inventories included raw material, work in progress and packaging amounts of approximately $1,326,000 and $1,197,000 at June 30, 2008 and December 31, 2007, respectively, with the remainder comprising finished goods.

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

Trade accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. It is not anticipated that any one customer will exceed 10% of consolidated sales in 2008.  The Company’s broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 41% and 46% of sales volume for the respective three month periods ended June 30, 2008 and 2007 and 40% and 44% for the six month periods ended June 30, 2008 and 2007, respectively.  Customers comprising the five largest accounts receivable balances represented 47% and 43% of total trade receivable balances at June 30, 2008 and 2007, respectively. During the six month periods ended June 30, 2008 and 2007, all of the Company’s net sales for each period were related to domestic markets.

The Company’s revenues are currently generated from the sale of the Cold-Remedy products that approximated 85% and 87% of total revenues in the six month periods ended June 30, 2008 and 2007, respectively.  The Contract Manufacturing segment’s revenues approximated 15% and 13% of total revenues for the respective six month periods.

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

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the Contract Manufacturing segment, when the product is shipped to the customer.  Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The Consolidated Financial Statements include reserves of $318,624 for future sales returns and $243,984 for other allowances as of June 30, 2008 and $295,606 and $347,102 at December 31, 2007, respectively.  The reserves also include an estimate of the uncollectability of accounts receivable resulting in a reserve of $171,846 and $178,144 at June 30, 2008 and December 31, 2007, respectively.

Cost of Sales

For the Cold Remedy segment, in accordance with contract terms, payments calculated based upon net sales collected to the patent holder of the Cold-Eeze® formulation amounting to zero and $293,265 respectively, for the six month periods ended June 30, 2008 and 2007, are presented in the financial statements as cost of sales (see also Note 5).

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

No stock options were granted in the six month periods ended June 30, 2008 and 2007.  All stock options granted prior to January 1, 2006 were fully vested.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising,  presented  as  part  of  sales  and  marketing expense;   cooperative  incentive promotions and coupon program expenses,  which  are accounted  for  as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three month periods ended June 30, 2008 and 2007 were $461,937 and $469,332 respectively, the six month cost for the periods ended June 30, 2008 and 2007 were $2,934,698 and $3,059,748, respectively.  Included in prepaid expenses and other current assets were $53,250 and $158,428 at June 30, 2008 and December 31, 2007, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for the three month periods ended June 30, 2008 and 2007 were $1,264,824 and $1,622,264, respectively, the six month cost for the periods ended June 30, 2008 and 2007 were $2,675,126 and $2,773,644, respectively.  Principally, research and development costs are related to Pharma’s study activities and costs associated with Cold-Eeze® products.

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

Effective January 1, 2007, the Company adopted Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the Consolidated Financial Statements.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

NOTE 3 – DISCONTINUED OPERATIONS

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  The Quigley Corporation formed Darius in 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement include a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.

Sales of Darius in 2008 until date of disposal on February 29, 2008 and for the six month period ended June 30, 2007 were, respectively, $2,188,815 and $5,700,206.  Net income (losses) for 2008 until date of disposal on February 29, 2008 and for the six month period ended June 30, 2007, were $139,264 and ($389,941), respectively.  Results of Darius are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows and in the Condensed Consolidated Balance Sheets. The major classes of balance sheet items of discontinued operations at December 31, 2007 were cash, inventory, prepaid expenses and other current liabilities.

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

The Company has determined that the conditions that applied in the past giving rise to the application of FIN 46R to the relationship between the Company and Scandasystems no longer apply.  Therefore, effective with quarter ended March 31, 2008, Scandasystems balances were no longer consolidated with the Company’s financial results and balances.

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

The expenses for the periods relating to such agreement amounted to zero and $35,269, for the three month periods ended June 30, 2008 and 2007, respectively.  The six month cost for the periods ended June 30, 2008 and 2007 were zero and $293,265, respectively. Amounts accrued for these expenses at both June 30, 2008 and December 31, 2007 were $3,524,031.

On July 2, 2008, the Company entered into an agreement with Dr. Richard Rosenbloom, Executive Vice President and Chief Operating Officer of Quigley Pharma, whereby the Company agreed to compensate Dr. Rosenbloom for assigning, to the Company, the entire right, title and interest in and to Dr. Rosenbloom’s concepts and/or inventions made prior to the date he became an employee of The Quigley Corporation.  In consideration of, and as full compensation for, the covenants made in the agreement, the Company shall pay Dr. Rosenbloom compensation in the amount of five percent (5%) of net sales collected, less certain deductions, of royalty bearing products.  This agreement has no current financial impact to the Company due to the absence of Pharma related sales.

NOTE 6 – OTHER CURRENT LIABILITIES

Included in other current liabilities are $536,811 and $1,240,767 related to accrued compensation at June 30, 2008 and December 31, 2007, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the three month periods ended June 30, 2008 and 2007 of $13,966 and $13,394, respectively.  The six month cost for the periods ended June 30, 2008 and 2007 were $27,659 and $30,669, respectively. The Company has approximate future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Advertising	Product Purchases	Total
2008	$2,189,078	$21,402	$1,238,663	$1,300,000	$4,749,143
2009	314,895	19,406	408,947	1,300,000	2,043,248
2010	-	-	-	1,345,000	1,345,000
2011	-	-	-	-	-
2012	-	-	-	-	-
Total	$2,503,973	$40,808	$1,647,610	$3,945,000	$8,137,391

Additional advertising and research and development costs may be incurred during the remainder of 2008.

During July 2008, the Company completed an agreement with a vendor to purchase a minimum order of product in the amount of approximately $3,945,000 over a three year period in its capacity as an exclusive reseller, marketer and distributor of a cough and cold product incorporating a patented, proprietary delivery system.

On July 2, 2008, the Company entered into an agreement with Dr. Richard Rosenbloom, Executive Vice President and Chief Operating Officer of Quigley Pharma, whereby the Company agreed to compensate Dr. Rosenbloom for assigning, to the Company, the entire right, title and interest in and to Dr. Rosenbloom’s concepts and/or inventions made prior to the date he became an employee of The Quigley Corporation.  In consideration of, and as full compensation for, the covenants made in the agreement, the Company shall pay Dr. Rosenbloom compensation in the amount of five percent (5%) of net sales collected, less certain deductions, of royalty bearing products.  This agreement has no current financial impact to the Company due to the absence of Pharma related sales.

The Company has several licensing and other contractual agreements, see Note 5 – Patent Rights and Related Royalty Commitments, for further discussion.

TESAURO AND ELEY, ET AL. VS. THE QUIGLEY CORPORATION
(CCP of Phila., August Term 2000, No. 001011)

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania.  The complaint alleges that the plaintiffs purchased certain Cold-Eeze products between August 1996 and November 1999, based upon cable television, radio and internet advertisements, which allegedly misrepresented the qualities and benefits of the Company's products.  The complaint, as pleaded originally, requested an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action.  In October, 2000, the Company filed preliminary objections to the complaint seeking dismissal of the action.  The court sustained certain objections, thereby narrowing the plaintiffs' claims.

In May 2001, the plaintiffs filed a motion to certify the putative class.  The Company opposed the motion.  In November, 2001, the court held a hearing on plaintiffs' motion for class certification.  In January 2002, the court denied in part and granted in part plaintiffs' motion.  The court denied plaintiffs' motion to certify a class based on plaintiffs' claims under Pennsylvania's consumer protection law, under which plaintiffs sought treble damages, effectively dismissing this cause of action; however, the court certified a class based on plaintiffs' secondary breach of implied warranty and unjust enrichment claims.  In August 2002, the court issued an order adopting a form of Notice of Class Action to be published nationally.  The form of Notice approved by the court included a provision that limits the potential class members who may potentially recover damages in this action to those persons who present a proof of purchase of Cold-Eeze during the period from August 1996 through November 1999.

Afterward, a series of pre-trial motions were filed raising issues concerning trial evidence and the court's jurisdiction over the subject matter of the action.  In March 2005, the court held oral argument on these motions.

On November 8, 2006, the Court entered an order dismissing the case in its entirety on the basis that the action was pre-empted by federal law.  The plaintiffs appealed the Court's decision in December 2006 to the Superior Court of the Commonwealth of Pennsylvania.  On February 19, 2008, the Superior Court upheld defendant's appeal and remanded the case to the Philadelphia County Court of Common Pleas for trial.  The Company has decided not to appeal to the Supreme Court of Pennsylvania and the case is being prepared for trial.

On June 13, 2008, the Court held a pre-trial scheduling conference during which the Court discussed the status of several unresolved pre-trial motions that will bear upon the evidence allowed at trial.  At the end of the conference, the Court scheduled the case for a jury trial beginning October 24, 2008.  The Court also requested additional briefing on certain evidence issues and allowed for limited additional discovery of witnesses.

At this time, no prediction as to the outcome of the trial can be made.

TERMINATED LEGAL PROCEEDINGS

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

This case was turned over to The Quigley Corporation for defense and settlement and it was settled for less than the cost of defense after discovery was partially completed.  The cost of defense and the settlement remain claims against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.  The Company's claim against Wachovia Insurance Services, Inc. and First Union Services Agency, Inc. is for negligence and for equitable insurance.

NOTE 8 – TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

On September 8, 1998, the Company’s Board of Directors declared a dividend distribution of Common Stock Purchase Rights  (individually, a “Right” and collectively, the “Rights”), thereby  creating  a  Stockholder  Rights  Plan  (the “Plan”).  The  dividend  was  payable  to  the stockholders of record on September 25, 1998.  Each Right entitles the stockholder of record to purchase from the Company that number of common shares having  a combined  market  value equal to two times the Rights exercise price of $45.  The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares.   The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company.  The final expiration date of the Plan was September 25, 2008, prior to the amendment.

On May 23, 2008, the Company entered into an amendment ("Amendment No. 1") to the Rights Agreement, dated as of September 15, 1998, between the Company and American Stock Transfer & Trust Company (the "Rights Agreement") dated as of May 20, 2008, pursuant to which the term of the Rights Agreement was extended until September 25, 2018. In addition, Amendment No. 1 added a provision pursuant to which the Company's board of directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of the Company's common stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms.

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding.  Such shares are reflected as treasury stock and will be available for general corporate purposes.  From the initiation of the plan until June 30, 2008, 4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share.  No shares were repurchased during 2007 or 2008 to date.

During the six months ended June 30, 2008, a total of 11,000 options were exercised.

NOTE 9 – INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,742,604 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards that currently approximate $20.0 million for federal purposes will be expiring through 2027.  Additionally, there are net operating loss carry-forwards of $21.2 million for state purposes that will be expiring through 2017.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflects the results of continuing operations, is as follows (millions, except per share amounts):

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008			Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(2.9)	12.9	$(0.22)	$(5.3)	12.9	$(0.42)	$(3.4)	12.7	$(0.27)	$(5.1)	12.7	$(0.40)
Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-	-	-	-

Diluted EPS	$(2.9)	12.9	$(0.22)	$(5.3)	12.9	$(0.42)	$(3.4)	12.7	$(0.27)	$(5.1)	12.7	$(0.40)

Options and warrants outstanding at June 30, 2008 and 2007 were 2,471,000 and 3,047,000 respectively. They were not included in the computation of diluted earnings for the periods with a net loss because the effect would be anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company may continue the process of acquiring licenses in certain countries through related party entities whose stockholders include Mr. Gary Quigley, a relative of the Company’s Chief Executive Officer. Fees amounting to zero and $7,500 have been paid to a related entity during the three month periods ended June 30, 2008 and 2007, respectively, and the amounts for the six month periods ended June 30, 2008 and 2007 were zero and $38,250, respectively. This expenditure is used to assist with the regulatory aspects of obtaining such licenses. This expenditure is related to the regulatory aspects of obtaining such licenses.

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

Financial information relating to 2008 and 2007 continuing operations, by business segment, follows:

For the three months ended June 30, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$1,532,445	$535,840	$-	$-	$2,068,285
Inter-segment	$-	$1,051,751	$-	$(1,051,751)	$-
Segment operating profit (loss)	$(1,138,800)	$(237,231)	$(1,425,378)	$(161,667)	$(2,963,076)
For the six months ended June 30, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$6,244,579	$1,128,740	$-	$-	$7,373,319
Inter-segment	$-	$2,101,802	$-	$(2,101,802)	$-
Segment operating profit (loss)	$(1,956,638)	$(524,885)	$(3,004,096)	$(58,688)	$(5,544,307)
For the three months ended June 30, 2007	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$1,698,774	$518,372	$-	$-	$2,217,146
Inter-segment	$-	$1,239,391	$-	$(1,239,391)	$-
Segment operating profit (loss)	$(1,394,621)	$(226,584)	$(1,743,910)	$(253,936)	$(3,619,051)
For the six months ended June 30, 2007	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$7,239,414	$1,127,683	$-	$-	$8,367,097
Inter-segment	$-	$2,422,741	$-	$(2,422,741)	$-
Segment operating profit (loss)	$(1,854,551)	$(453,256)	$(2,998,779)	$(161,703)	$(5,468,289)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company’s primary business is the manufacture and distribution of cold remedy products to the consumer through the over-the-counter marketplace. One of the Company’s key products in its Cold Remedy segment is Cold-Eeze®, a zinc gluconate glycine product proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze® is an established product in the health care and cold remedy market.  During the third quarter of 2007, the Company commenced shipping two new Cold-Eeze® brand extensions.  These brand extensions are Organix™ Cough and Sore Throat Drops and Cold-Eeze ® Immune Support Complex-10.  Organix Cough and Sore Throat Drops is a proprietary product manufactured at the Company’s certified organic manufacturing facility, the first facility of its kind to obtain USDA organic certification. Cold-Eeze® Immune Support Complex-10 competes in the growing immune boosting dietary supplement marketplace.

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

The Cold-Remedy segment reported a decrease in net sales in the second quarter and year to date 2008 as compared to the same periods in 2007.  The decrease in net sales resulted from the continuing effects of the least incidence of colds by consumers in the last eight years, which started to improve by the end of the cold season, but was too late to impact sales for the early months of 2008.   The decrease in sales in 2008 has also been influenced by inventory levels at customers being higher than desired.  The 2008 periods were assisted through sales of the Organix Cough and Sore Throat Drops and Cold-Eeze® ISC-10, both of which were introduced to the marketplace during the third quarter of 2007, along with the influence of the Cold-Eeze® price increase that commenced in July 2007.

The Contract Manufacturing segment reported comparable net sales in the 2008 and 2007 periods.  The primary function of the manufacturing segment is the production, warehousing and shipping of Cold-Eeze® related products, however, sales to third party customers may reflect some incremental fluctuation.

On February 29, 2008, the Company sold Darius, the former Health and Wellness segment, to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  The terms of the agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc., for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc., which constituted the Health and Wellness segment of the Company.  Losses from this segment in recent times resulted in reduced resources available for the research and development activities of the Pharma segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription products.  The sale of this former business segment is reported as discontinued operations.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs.  Pharma is currently undergoing  research  and  development activity  in  compliance  with regulatory  requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.  The Company continues to invest significantly in ongoing research and development activities of this segment.  Such investment amounted to $1,425,378 and $3,004,096 in the three and six month periods ended June 30, 2008, respectively, compared to $1,743,910 and $2,998,779 in the comparative 2007 periods.

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

In April 2002, the Company was assigned a Patent Application that was filed with the Patent Office of the United States Commerce Department for the use of Cold-Eeze® as a prophylactic for cold prevention.  The new patent application follows the results of the adolescent study at the Heritage School facility.

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

•	A Patent (No. 7,175,987 B2) entitled “Compositions and Methods for The Treatment of Herpes.” The patent extends through November 5, 2021.

•	A Patent (No. 7,396,546 B2) entitled “Anti-Microbial Compositions and Methods of Using Same” The patent extends through August 6, 2021.

•	A Patent (No. 7,399,783 B2) entitled “Methods for the Treatment of Scar Tissue.” The patent extends through September 4, 2026.

•	A Mexican Patent (No. 236311) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2020.

•	A New Zealand Patent (No. 533439) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A New Zealand Patent (No. 526041) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A New Zealand Patent (No. 530187) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 6, 2022.

•	A New Zealand Patent (No. 537821) entitled “Anti-Microbial Compositions and Methods of Using Same.” The patent extends through July 23, 2023.

•	A New Zealand Patent (No. 532775) entitled “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” The patent extends through November 6, 2022.

•	An Australian Patent (No. 2002231095) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	An Australian Patent (No. 2002352501) entitled “Method for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	An Australian Patent (No. 2002232464) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 5, 2022.

•	An Australian Patent (No. 2002365155) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	An Australian Patent (No. 2002309615) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through April 30, 2022.

•	A South African Patent (No. 2003/4247) entitled “Methods and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

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

In November 2006, the Company announced that patient enrollment in a Phase II (b) multi center clinical study of QR-333 for the treatment of symptomatic Diabetic Peripheral Neuropathy (DPN) had commenced.  The Phase II (b) trial will evaluate the safety and efficacy of QR-333 applied three times daily compared to placebo-treated patients over 12 weeks. Efficacy will be determined by Symptom Assessment Scores, a Visual Analogy Scale (VAS), Quality of Life and Sleep Questionnaires. Safety will be determined by medical history, physical examination, vital signs, 12-lead ECG, laboratory tests and nerve conduction studies. The study will involve approximately 140 randomized male and female patients with Type 1 & 2 diabetes, as defined by the ADA (American Diabetes Association) and distal symmetric diabetic polyneuropathy.

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

In September 2007, the Company issued an update on a Phase II (b) Clinical Study of QR-333 on Diabetic Peripheral Neuropathy.  The update on the study noted that over 100 subjects have been enrolled, 52 subjects have completed treatment and over 225 subjects have been screened for the Phase II (b) study designed to evaluate the safety and efficacy of the topical formulation on subjects with diabetic peripheral neuropathy.  Subject screening and enrollment will continue to ensure an approximately 140 evaluable patient study population.  Once enrolled, subject treatment time is 12 weeks.  To date the in-progress safety profile for this study has been consistent with the findings from the favorable safety results of the previous human proof of concept study conducted in France.  Subsequently, in March 2008, the Company indicated that the number of subjects increased in the study.

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

QR-448(a) – In May 2008, the Company announced positive results from a study conducted in chickens to evaluate the anti-viral activity of its compound QR448(a). The compound was administered to chicks that had been infected with Infectious Bronchitis Virus (IBV). The data from the study indicated that QR448(a) is efficacious against an IBV challenge in two week old specific pathogen free (SPF) chicks, confirming previous results indicating that treatment with QR448(a) before or after viral exposure has the potential to lessen or prevent disease.

The Company initiated its investigations into the effectiveness of this compound based on feedback from poultry industry leaders who expressed an increasing need for additional products to combat IBV. With the completion of this latest study and the current dossier of data, the Company plans to solicit the poultry industry for additional guidance and potential interest and opportunities for developing this compound jointly toward commercialization.

The formulation was initially identified as QR441(a) and for its anti-viral activity against Highly Pathogenic Avian Influenza H5N1.

QR-449 – In July 2007, the Company announced that it had initiated a human clinical safety trial to evaluate the effects of QR-449 on subjects with Metabolic Syndrome.  The primary objectives for the studies are to determine the safety of QR-449 when administered in a range dosing fashion and determine the effects of QR-449 on metabolic imbalances.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, including an amendment of FASB No. 115 ("FAS 159"). The Statement permits companies to choose to measure many financial instruments and certain other items at fair value in order to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for the Company beginning January 1, 2008. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

At June 30, 2008 and December 31, 2007, the Company included reductions to accounts receivable for sales returns and allowances of $319,000 and $296,000, respectively, and cash discounts of $72,000 and $169,000, respectively. Additionally, current liabilities at June 30, 2008 and December 31, 2007 include $781,952 and $1,137,650, respectively, for cooperative incentive promotion costs.

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

A one percent deviation for these consolidated reserve provisions for the three month periods ended June 30, 2008, and 2007 would affect net sales by approximately $26,000 and $28,000, respectively and the six month periods ended June 30, 2008 and 2007 by approximately $92,000 and $101,000, respectively. A one percent deviation for cooperative incentive promotion reserve provisions for the three month periods ended June 30, 2008 and 2007 would affect net sales by approximately $21,000 and $23,000, respectively and the six month periods ended June 30, 2008 and 2007 by approximately $81,000 and $89,000, respectively.

Income Taxes

The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs in the Company’s Ethical Pharmaceutical segment.

Three months ended June 30, 2008 compared with three months ended June 30, 2007

Net sales for the three month period ended June 30, 2008 were $2,068,285, reflecting a decrease of $148,861 over the net sales of $2,217,146 for the comparable three month period ended June 30, 2007.   The Cold Remedy segment reported net sales in the 2008 period of $1,532,445 a decrease of $166,329, or 9.8%, over the comparable 2007 period of $1,698,774.  The Contract Manufacturing segment reported net sales of $535,840 in the 2008 period compared to $518,372 in the comparable 2007 period, an increase of $17,468 or 3.4%.

Cold Remedy sales for the second quarter of 2008 reflect the ongoing impact of the lowest incidence of the common cold in over eight years during the fourth quarter of 2007 and into 2008 as reported by Information Resources Inc. (“IRI”).  The effects of this are reflected in the decreased 2008 sales due to higher than desired customer inventory levels.  Additionally, IRI reports during 2008 indicate reduced unit consumption of Cold-Eeze and considerable consumption fluctuations within the cough/cold category generally.  The 2008 sales include the beneficial impact of the launch of the Organix Cough and Sore Throat Drops and Cold-Eeze® ISC-10 during the third quarter of 2007, and the Cold-Eeze price increase which was effective in July 2007, combining to contribute approximately $300,000 in net sales during the second quarter of 2008.

Net sales of the Contract Manufacturing segment reported a small increase in 2008.  The primary purpose of the Contract Manufacturing segment is to manufacture, warehouse and distribute Cold-Eeze®.  Other contract manufacturing is performed for non-related third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the three months ended June 30, 2008 was 56.6% compared to 55.1% for the comparable 2007 period, an increase of 1.5%.  The Cold Remedy segment’s cost of sales in the 2008 period was 40.2% compared to 36.2% in the 2007 comparable period, an increase of 4.0%.  The increase was largely due to the impact of the Organix and the ISC-10 products to increase the 2008 cost of sales by approximately 2.9%, and product repackaging and raw material obsolescence charges in 2008 were approximately 9.0% greater than the comparative 2007 period.  These increases were mitigated by the absence of a royalty and consulting charge in the 2008 period due to its expiration in May 2007, a reduction in 2008 costs of approximately 2.0%, and the Cold-Eeze price increase had the effect of reducing the 2008 cost of sales by approximately 6.2%;   The Contract Manufacturing segment had a negative impact to cost of sales overall which is a factor of production volume and fixed costs.  On consolidation, the cost of sales was unfavorably affected primarily by the influence of the cold remedy factors.

Sales and marketing expenses for the three month period ended June 30, 2008 were $566,273, an increase of $10,563 over the comparable 2007 period amount of $555,710.

General and administration costs for the three month period ended June 30, 2008 were $2,029,885 compared to $2,436,408 for the 2007 period, a decrease of $406,523 between the periods.  The decrease in 2008 was primarily due to decreased legal and stock promotion costs of $452,032 and $176,002, respectively, and an increase to payroll costs of $241,646.

Research and development costs during the three months ended June 30, 2008 were $1,264,824 compared to $1,622,264 during the 2007 comparable period, reflecting a decrease in 2008 of $357,440, primarily as a result of decreased Pharma segment costs.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

Net sales for the six month period ended June 30, 2008 were $7,373,319, reflecting a decrease of $993,778 from net sales of $8,367,097 for the comparable six month period ended June 30, 2007.   The Cold Remedy segment reported net sales in the 2008 period of $6,244,579 a decrease of $994,835, or 13.7%, over the comparable 2007 period of $7,239,414.  The Contract Manufacturing segment reported net sales of $1,128,740 in the 2008 period compared to $1,127,683 in the comparable 2007 period, an increase of $1,057.

Cold Remedy sales in the first six months of 2008 reflect the ongoing impact of low incidence of the common cold over the past several months.  The effects of this are reflected in the decreased 2008 sales due to higher than desired customer inventory levels.  Additionally, IRI reports during 2008 indicate reduced unit consumption of Cold-Eeze and considerable consumption fluctuations within the cough/cold category generally.  The 2008 sales include the beneficial impact of the launch of the Organix Cough and Sore Throat Drops and Cold-Eeze® ISC-10 during the third quarter of 2007, and the Cold-Eeze price increase which was effective in July 2007, combining to contribute approximately $1,000,000 in net sales during the first six months of 2008.

Net sales of the Contract Manufacturing segment reported a small increase in 2008.  The primary purpose of the Contract Manufacturing segment is to manufacture, warehouse and distribute Cold-Eeze®.  Other contract manufacturing is performed for non-related third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the six months ended June 30, 2008 was 39.4% compared to 41.0% for the comparable 2007 period, a decrease of 1.6%.  The Cold Remedy segment’s cost of sales in the 2008 period was 31.7% compared to 34.4% in the 2007 comparable period, a decrease of 2.7%.  The decrease was largely due to the absence of a royalty and consulting charge in the 2008 period of approximately 4.0%, due to its expiration in May 2007; the Cold Eeze price increase had the effect of reducing the cost of sales by approximately 5.0%; the coupon program had the effect of raising the cost of sales by approximately 1.3%; the impact of the Organix and the ISC-10 was to increase cost of sales by approximately 2.1% and product repackaging and raw material obsolescence costs were greater in 2008 by approximately 2.0%.  The Contract Manufacturing segment had a negative impact to cost of sales which is a factor of production volume and fixed costs.

Overall, on consolidation, the cost of sales was favorably affected primarily by the influence of the cold remedy factors.

Sales and marketing expenses for the six month period ended June 30, 2008 were $2,798,514, a decrease of $248,029 over the comparable 2007 period amount of $3,046,543.   The decrease was primarily due to reduced media advertising expense in 2008 of $215,101.

General and administration costs for the six month period ended June 30, 2008 were $4,538,091 compared to $4,581,591 for the 2007 period, a decrease of $43,500 between the periods.  The decrease in 2008 was primarily due to decreased legal and stock promotion costs of $356,797, $120,144, respectively and increased payroll costs of $419,518.

Research and development costs during the six months ended June 30, 2008 were $2,675,126 compared to $2,773,644 during the 2007 comparable period, reflecting a decrease in 2008 of $98,518, primarily as a result of decreased Pharma segment costs.

Liquidity and Capital Resources

The Company had working capital of $14,737,426 and $18,577,624 at June 30, 2008 and December 31, 2007, respectively.  Changes in working capital overall have been primarily due to the following items: cash balances decreased by $758,293; account receivable balances decreased by $5,035,689 due to seasonal factors and effective collection practices; inventory increased by $485,525; accrued advertising decreased by $411,188 due to the seasonal nature of the Cold-Remedy segment, accrued royalties, consulting fees and sales commissions decreased by $126,317 largely due to sales related seasonal factors.   Total cash balances at June 30, 2008 were $14,375,253 compared to $15,133,546 at December 31, 2007.  Other current liabilities decreased by $990,290 mainly due to decreased payroll related balances.  Liquidity in the first six months of 2008 was assisted by the sale of Darius which resulted in cash proceeds of $1,000,000.

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

Item 4T.	Quantitative and Qualitative Disclosures about Market Risk

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

TESAURO AND ELEY, ET AL. VS. THE QUIGLEY CORPORATION
(CCP of Phila., August Term 2000, No. 001011)

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania.  The complaint alleges that the plaintiffs purchased certain Cold-Eeze products between August 1996 and November 1999, based upon cable television, radio and internet advertisements, which allegedly misrepresented the qualities and benefits of the Company's products.  The complaint, as pleaded originally, requested an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action.  In October, 2000, the Company filed preliminary objections to the complaint seeking dismissal of the action.  The court sustained certain objections, thereby narrowing the plaintiffs' claims.

In May 2001, the plaintiffs filed a motion to certify the putative class.  The Company opposed the motion.  In November, 2001, the court held a hearing on plaintiffs' motion for class certification.  In January 2002, the court denied in part and granted in part plaintiffs' motion.  The court denied plaintiffs' motion to certify a class based on plaintiffs' claims under Pennsylvania's consumer protection law, under which plaintiffs sought treble damages, effectively dismissing this cause of action; however, the court certified a class based on plaintiffs' secondary breach of implied warranty and unjust enrichment claims.  In August 2002, the court issued an order adopting a form of Notice of Class Action to be published nationally.  The form of Notice approved by the court included a provision that limits the potential class members who may potentially recover damages in this action to those persons who present a proof of purchase of Cold-Eeze during the period from August 1996 through November 1999.

Afterward, a series of pre-trial motions were filed raising issues concerning trial evidence and the court's jurisdiction over the subject matter of the action.  In March 2005, the court held oral argument on these motions.

On November 8, 2006, the Court entered an order dismissing the case in its entirety on the basis that the action was pre-empted by federal law.  The plaintiffs appealed the Court's decision in December 2006 to the Superior Court of the Commonwealth of Pennsylvania.  On February 19, 2008, the Superior Court upheld defendant's appeal and remanded the case to the Philadelphia County Court of Common Pleas for trial.  The Company has decided not to appeal to the Supreme Court of Pennsylvania and the case is being prepared for trial.

On June 13, 2008, the Court held a pre-trial scheduling conference during which the Court discussed the status of several unresolved pre-trial motions that will bear upon the evidence allowed at trial.  At the end of the conference, the Court scheduled the case for a jury trial beginning October 24, 2008.  The Court also requested additional briefing on certain evidence issues and allowed for limited additional discovery of witnesses.

At this time, no prediction as to the outcome of the trial can be made.

TERMINATED LEGAL PROCEEDINGS

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

This case was turned over to The Quigley Corporation for defense and settlement and it was settled for less than the cost of defense after discovery was partially completed.  The cost of defense and the settlement remain claims against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.  The Company's claim against Wachovia Insurance Services, Inc. and First Union Services Agency, Inc. is for negligence and for equitable insurance.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 2008 with 12,860,133 shares eligible to vote.  The presence of a quorum was reached and the following proposals were approved by the stockholders:

(i)	To elect a Board of Directors to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

(ii)	To ratify the appointment of Amper, Politziner & Mattia, P.C. as independent auditors for the year ending December 31, 2008.

For proposals (i) and (ii) above, the votes were cast as follows:

Proposal	Position	For	Against	Withhold Authority	Abstentions	Broker Non-Votes
(i) By nominee:
Guy J. Quigley	Chairman of the Board, President, CEO	10,766,301		984,476
Charles A. Phillips	Executive Vice President, COO and Director	11,204,216		546,561
George J. Longo	Vice President, CFO and Director	10,766,301		984,476
Jacqueline F. Lewis	Director	10,830,464		920,313
Rounsevelle W. Schaum	Director	10,827,927		922,850
Stephen W. Wouch	Director	10,828,014		922,763
Terrence O. Tormey	Director	10,830,674		920,103
(ii) Amper, Politziner & Mattia, P.C.	Independent Auditors	11,584,001	146,988		19,786	-

Item 6.	Exhibits

(1)	Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2)	Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(3)	Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(4)	Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE QUIGLEY CORPORATION

By:	/s/ George J. Longo
George J. Longo
Vice President, Chief Financial Officer

Date: August 6, 2008