Form 10-Q
period 2008-09-30
QUIGLEY CORP
filed 2008-11-06
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

As of October 31, 2008, there were 12,903,383 shares of common stock, $.0005 par value per share, outstanding.

Part I. Financial Information

Item 1.    Condensed Consolidated Financial Statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,880,278	$15,133,546
Accounts receivable (net of doubtful accounts of $171,931 and $178,144)	5,499,269	6,648,538
Inventory	5,073,753	4,135,511
Prepaid expenses and other current assets	1,178,893	810,106
Assets of discontinued operations	-	2,107,589
TOTAL CURRENT ASSETS	22,632,193	28,835,290

PROPERTY, PLANT AND EQUIPMENT – net	3,903,801	4,337,540

OTHER ASSETS:
Other assets	35,455	280,654
Assets of discontinued operations	-	48,437
TOTAL OTHER ASSETS	35,455	329,091

TOTAL ASSETS	$26,571,449	$33,501,921

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$626,535	$454,963
Accrued royalties and sales commissions	3,717,460	3,859,287
Accrued advertising	1,071,279	1,369,759
Other current liabilities	1,423,380	2,542,128
Liabilities of discontinued operations	-	2,031,529
TOTAL CURRENT LIABILITIES	6,838,654	10,257,666

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:
Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,549,436 and 17,499,186 shares	8,775	8,750
Additional paid-in-capital	37,593,082	37,535,523
Retained earnings	7,319,097	10,888,141
Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost	(25,188,159)	(25,188,159)
TOTAL STOCKHOLDERS’ EQUITY	19,732,795	23,244,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$26,571,449	$33,501,921

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

NET SALES	$6,354,451	$9,131,610	$13,727,770	$17,498,707

COST OF SALES	2,272,212	3,151,864	5,178,107	6,585,472

GROSS PROFIT	4,082,239	5,979,746	8,549,663	10,913,235

OPERATING EXPENSES:
Sales and marketing	651,762	864,801	3,450,276	3,911,344
Administration	1,661,555	1,867,671	6,199,646	6,449,262
Research and development	954,880	2,018,507	3,630,006	4,792,151
TOTAL OPERATING EXPENSES	3,268,197	4,750,979	13,279,928	15,152,757

INCOME (LOSS) FROM OPERATIONS	814,042	1,228,767	(4,730,265)	(4,239,522)

INTEREST AND OTHER INCOME	65,060	155,322	285,705	565,652

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE TAXES	879,102	1,384,089	(4,444,560)	(3,673,870)

INCOME TAXES (BENEFIT)	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	879,102	1,384,089	(4,444,560)	(3,673,870)

DISCONTINUED OPERATIONS:
Gain on disposal of health and wellness operations	-	-	736,252	-

(Loss) Income from discontinued operations	-	(55,266)	139,264	(445,207)

NET INCOME (LOSS)	$879,102	$1,328,823	$(3,569,044)	$(4,119,077)

Basic earnings per common share:
Income (loss) from continuing operations	$0.07	$0.11	$(0.35)	$(0.29)
(Loss) Income from discontinued operations	-	(0.01)	0.07	(0.03)
Net Income (loss)	$0.07	$0.10	$(0.28)	$(0.32)

Diluted earnings per common share:
Income (loss) from continuing operations	$0.07	$0.11	$(0.35)	$(0.29)
(Loss) Income from discontinued operations	-	(0.01)	0.07	(0.03)
Net Income (loss)	$0.07	$0.10	$(0.28)	$(0.32)

Weighted average common shares outstanding:
Basic	12,884,816	12,697,633	12,868,683	12,688,966

Diluted	13,158,145	13,095,839	12,868,683	12,688,966

See accompanying notes to condensed consolidated financial statements

      THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30, 2008	September 30, 2007

NET CASH USED BY OPERATING ACTIVITIES	$(4,302,721)	$(5,810,969)
INVESTING ACTIVITIES:
Capital expenditures	(149,312)	(441,239)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(149,312)	(441,239)

FINANCING ACTIVITIES:
Gain from disposal of fixed assets	16,697	-
Proceeds from exercises of options	57,584	162,998

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	74,281	162,998

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Gain from discontinued operations	(875,516)	-
Proceeds from sale of discontinued operations	1,000,000	-

NET CASH PROVIDED BY DISCONTINUED OPERATIONS	124,484	-

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,253,268)	(6,089,210)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,133,546	16,290,619

CASH & CASH EQUIVALENTS, END OF PERIOD	$10,880,278	$10,201,409

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

These financial statements have been prepared by management without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.  The results of operations for the nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year or any other period.

Use of Estimates

The Company’s Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America. In connection with the preparation of the Condensed Consolidated Financial Statements, the Company is required to make assumptions and estimates about future events, and apply judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosures. These assumptions, estimates and judgments are based on historical experience, current trends and other factors that management believes to be relevant at the time the Condensed Consolidated Financial Statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis to ensure the financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from these assumptions and estimates, and such differences could be material.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. The Consolidated Financial Statements include a specific reserve for excess or obsolete inventory of $357,631 and $368,491 as of September 30, 2008 and December 31, 2007, respectively.  Inventories included raw material, work in progress and packaging amounts of approximately $1,395,537 and $1,197,000 at September 30, 2008 and December 31, 2007, respectively, with the remainder comprising finished goods.

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

Trade accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. It is not anticipated that any one customer will exceed 10% of consolidated sales in 2008.  The Company’s broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 55% and 58% of sales volume for the respective three month periods ended September 30, 2008 and 2007 and 45% and 48% for the nine month periods ended September 30, 2008 and 2007, respectively.  Customers comprising the five largest accounts receivable balances represented 57% and 53% of total trade receivable balances at September 30, 2008 and 2007, respectively. During the nine month periods ended September 30, 2008 and 2007, all of the Company’s net sales for each period were related to domestic markets.

The Company’s revenues are currently generated from the sale of the Cold-Remedy products that approximated 87% and 89% of total revenues in the nine month periods ended September 30, 2008 and 2007, respectively.  The Contract Manufacturing segment’s revenues approximated 13% and 11% of total revenues for the respective nine month periods.

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

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the Contract Manufacturing segment, when the product is shipped to the customer.  Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The Consolidated Financial Statements include reserves of $625,055 for future sales returns and $324,726 for other allowances as of September 30, 2008 and $295,606 and $347,102 at December 31, 2007, respectively.  The reserves also include an estimate of the uncollectability of accounts receivable resulting in a reserve of $171,931 and $178,144 at September 30, 2008 and December 31, 2007, respectively.

Cost of Sales

For the Cold Remedy segment, in accordance with contract terms, payments calculated based upon net sales collected to the patent holder of the Cold-Eeze® formulation amounting to zero and $293,265 respectively, for the nine month periods ended September 30, 2008 and 2007, are presented in the financial statements as cost of sales (see also Note 5).

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

No stock options were granted in the nine month periods ended September 30, 2008 and 2007.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for the three month periods ended September 30, 2008 and 2007 were $822,022 and $1,145,830 respectively. The nine month cost for the periods ended September 30, 2008 and 2007 were $3,756,723 and $4,205,576, respectively.  Included in prepaid expenses and other current assets were $392,829 and $158,428 at September 30, 2008 and December 31, 2007, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for the three month periods ended September 30, 2008 and 2007 were $954,880 and $2,018,507, respectively.  The nine month cost for the periods ended September 30, 2008 and 2007 were $3,630,006 and $4,792,151, respectively.  Principally, research and development costs are related to Pharma’s study activities and costs associated with Cold-Eeze® products.

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

Sales of Darius in 2008 until date of disposal on February 29, 2008 and for the nine month period ended September 30, 2007 were, respectively, $2,188,815 and $8,409,028.  Net income (losses) for 2008 until date of disposal on February 29, 2008 and for the nine month period ended September 30, 2007, were $139,264 and ($445,207), respectively.  Sales and net (losses) of Darius for the three months ended September 30, 2007 were $2,708,822 and ($55,266), respectively.  Results of Darius are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows and in the Condensed Consolidated Balance Sheets. The major classes of balance sheet items of discontinued operations at December 31, 2007 were cash, inventory, prepaid expenses and other current liabilities.

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

The expenses for the periods relating to such agreement amounted to zero for both three month periods ended September 30, 2008 and 2007. The nine month cost for the periods ended September 30, 2008 and 2007 were zero and $293,265, respectively. Amounts accrued for these expenses at both September 30, 2008 and December 31, 2007 were $3,524,031.

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

NOTE 6 – OTHER CURRENT LIABILITIES

Included in other current liabilities are $386,712 and $1,240,767 related to accrued compensation at September 30, 2008 and December 31, 2007, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the three month periods ended September 30, 2008 and 2007 of $12,470 and $16,978, respectively.  The nine month cost for the periods ended September 30, 2008 and 2007 were $40,129 and $47,647, respectively. The Company has approximate future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Advertising	Product Purchases	Total
2008	$1,096,833	$10,256	$3,096,759	-	$4,203,848
2009	413,779	19,406	1,634,308	$1,355,000	3,422,493
2010	-	-	-	1,321,000	1,321,000
2011	-	-	-	671,000	671,000
2012	-	-	-	-	-
Total	$1,510,612	$29,662	$4,731,067	$3,347,000	$9,618,341

Obligations relating to advertising and research and development in particular may be subject to significant fluctuation, particularly during the remainder of 2008.

During July 2008, the Company entered into an agreement with a vendor to purchase a minimum order of product, with the amount of approximately $3,347,000 remaining, over a three year period in its capacity as an exclusive reseller, marketer and distributor of a cough and cold product incorporating a patented, proprietary delivery system.

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

The following supplements and amends the discussion set forth under Part I, Item 3, “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and Part II, Item 1, “Legal Proceedings” in the Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008 and June 30, 2008.

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

The Company believes the plaintiffs' claims were without merit and vigorously defended this lawsuit. On September 5, 2007, the Company obtained a judgment in its favor, as a matter of law, and that decision was appealed to the Eighth Circuit Court of Appeals.  On August 13, 2008, the Eighth Circuit Court of Appeals upheld the judgment in favor of the Company.  The plaintiffs have until December 3, 2008 to file a Petition for Allocatur to the Supreme Court of the United States.  In the event a Petition for Allocatur is filed, the Company believes that the appeal lacks merit, and that the judgment of the Trial Court and the Eighth Circuit Court of Appeals will be affirmed if the Supreme Court grants allocatur.

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

On June 13, 2008, the Court held a pre-trial scheduling conference during which the Court discussed the status of several unresolved pre-trial motions that will bear upon the evidence allowed at trial.  The Court also requested additional briefing on certain evidence issues and allowed for limited additional discovery of witnesses.  The Court has scheduled trial to commence with jury selection on January 30, 2009.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding.  Such shares are reflected as treasury stock and will be available for general corporate purposes.  From the initiation of the plan until September 30, 2008, 4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share.  No shares were repurchased during 2007 or 2008 to date.

During the nine months ended September 30, 2008, a total of 50,250 options were exercised.

NOTE 9 – INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,772,546 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards that currently approximate $19.1 million for federal purposes will be expiring through 2027.  Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will be expiring through 2017.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflects the results of continuing operations, is as follows (millions, except per share amounts):

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008			Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Income	Shares	EPS	Loss	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS

Basic EPS	$0.9	12.9	$0.07	($3.6)	12.9	($0.28)	$1.3	12.7	$0.10	($4.1)	12.7	($0.32)
Dilutives:
Options/Warrants	-	0.3	-	-	-	-	-	0.4	-	-	-	-

Diluted EPS	$0.9	13.2	$0.07	($3.6)	12.9	($0.28)	$1.3	13.1	$0.10	($4.1)	12.7	($0.32)

Options outstanding at September 30, 2008 and 2007 were 2,427,750 and 2,891,000 respectively. They were not included in the computation of diluted earnings for the periods with a net loss because the effect would be anti-dilutive.

NOTE 11 – RELATED PARTY TRANSACTIONS

The Company may continue the process of acquiring licenses in certain countries through related party entities whose stockholders include Mr. Gary Quigley, a relative of the Company’s Chief Executive Officer. Both the three month periods ended September 30, 2008 and 2007 had no fees incurred and the amounts for the nine month periods ended September 30, 2008 and 2007 were zero and $38,250, respectively. This expenditure is related to the regulatory aspects of obtaining such licenses.

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

Financial information relating to 2008 and 2007 continuing operations, by business segment, follows:

For the three months ended September 30, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$5,668,345	$686,106	$-	$-	$6,354,451
Inter-segment	$-	$1,316,810	$-	$(1,316,810)	$-
Segment operating profit/(loss)	$2,027,124	$(130,770)	$(1,081,943)	$(369)	$814,042

For the nine months ended September 30, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total

Revenues
Customers-domestic	$11,912,924	$1,814,846	$-	$-	$13,727,770
Inter-segment	$-	$3,418,612	$-	$(3,418,612)	$-
Segment operating profit/(loss)	$70,486	$(655,655)	$(4,086,039)	$(59,057)	$(4,730,265)

For the three months ended September 30, 2007	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total

Revenues
Customers-domestic	$8,418,160	$713,450	$-	$-	$9,131,610
Inter-segment	$-	$2,357,306	$-	$(2,357,306)	$-
Segment operating profit/(loss)	$3,380,449	$241,466	$(2,163,187)	$(229,961)	$1,228,767

For the nine months ended September 30, 2007	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$15,657,574	$1,841,133	$-	$-	$17,498,707
Inter-segment	$-	$4,780,047	$-	$(4,780,047)	$-
Segment operating profit/(loss)	$1,525,897	$(211,790)	$(5,161,966)	$(391,663)	$(4,239,522)

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

The Company’s primary business is the manufacture and distribution of cold remedy products to the consumer through the over-the-counter marketplace. One of the Company’s key products in its Cold Remedy segment is Cold-Eeze®, a zinc gluconate glycine product proven in two double-blind clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-Eeze® is an established product in the health care and cold remedy market.  During the third quarter of 2007, the Company commenced shipping two new Cold-Eeze® brand extensions.  These brand extensions are Organix™ Cough and Sore Throat Drops and Cold-Eeze ® Immune Support Complex-10.  Organix Cough and Sore Throat Drops is a proprietary product manufactured at the Company’s certified organic manufacturing facility, the first facility of its kind to obtain USDA organic certification. Cold-Eeze® Immune Support Complex-10 competes in the growing immune boosting dietary supplement marketplace.  During the third quarter of 2008, the Company commenced shipping the Kids-Eeze® Chest Relief product.  Kids-EEZE® Chest Relief, http://www.kids-eeze.com, is a single-ingredient, allopathic expectorant with guaifenesin to help children, ages six and up, suffering from uncomfortable chest congestion.  Kids-EEZE® Chest Relief provides an alternative to the many multi-symptom children’s cold products that could potentially lead to overmedication.

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

The Cold-Remedy segment reported a decrease in net sales in the third quarter and year to date 2008 as compared to the same periods in 2007.  The decrease in net sales resulted from the continuing effects of the least incidence of colds in the last eight years during the 2007/2008 cold season and changes to customers’ buying habits during 2008 to date.   The 2008 periods were assisted by sales of the Kids-EEZE® product introduced in the third quarter of 2008, along with the influence of the Cold-Eeze® price increase that commenced in July 2007.

The Contract Manufacturing segment reported comparable net sales in the 2008 and 2007 periods.  The primary function of the manufacturing segment is the production, warehousing and shipping of Cold-Eeze® related products, however, sales to third party customers may reflect some incremental fluctuation.

On February 29, 2008, the Company sold Darius, the former Health and Wellness segment, to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  The terms of the agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc., for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc., which constituted the Health and Wellness segment of the Company.  Losses from this segment prior to disposal resulted in reduced resources available for the research and development activities of the Pharma segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription products.  The sale of this former business segment is reported as discontinued operations.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing naturally derived prescription drugs.  Pharma is currently undergoing  research  and  development activity  in  compliance  with regulatory  requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.  The Company continues to invest significantly in ongoing research and development activities of this segment.  Such investment amounted to $1,081,943 and $4,086,039 in the three and nine month periods ended September 30, 2008, respectively, compared to $2,163,187 and $5,161,966 in the comparative 2007 periods.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities and the requirements associated with the development of Pharma’s potential prescription drugs in order to continue to compete on a national and international level.

Cold-Remedy Products

In May 1992, the Company entered into an exclusive agreement for the worldwide representation, manufacturing and marketing of Cold-Eeze® products in the United States.  Cold-Eeze®, the Company’s primary cold remedy product, a zinc gluconate glycine formulation (ZIGG™), is an over-the-counter consumer product used to reduce the duration and severity of the common cold and is available in lozenge, sugar-free tablet and gum form.  The Company has substantiated the effectiveness of Cold-Eeze® through a variety of studies.  A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

•	A Patent (No. 7,175,987 B2) entitled “Compositions and Methods for The Treatment of Herpes.” The patent extends through November 5, 2021.

•	A Patent (No. 7,396,546 B2) entitled “Anti-Microbial Compositions and Methods of Using Same” The patent extends through August 6, 2021.

•	A Patent (No. 7,399,783 B2) entitled “Methods for the Treatment of Scar Tissue.” The patent extends through September 4, 2026.

•	A Patent (No. 7,405,046 B2) entitled “Compositions and Methods for Treatment of Rhinovirus.” The patent extends through August 6, 2021.

•	A Patent (No. 7,410,659 B2) entitled “Methods for the Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A Patent (No. 7,435,725 B2) entitled “Oral Compositions and Methods for Prevention, Reduction and Treatment of Radiation Injury.” The patent extends through January 14, 2022.

•	A Mexican Patent (No. 236311) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2020.

•	A Mexican Patent (No. 259329) entitled “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through April 30, 2022.

•	A New Zealand Patent (No. 533439) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A New Zealand Patent (No. 526041) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A New Zealand Patent (No. 530187) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 6, 2022.

•	A New Zealand Patent (No. 537821) entitled “Anti-Microbial Compositions and Methods of Using Same.” The patent extends through July 23, 2023.

•	A New Zealand Patent (No. 532775) entitled “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” The patent extends through November 6, 2022.

•	An Australian Patent (No. 2002231095) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	An Australian Patent (No. 2002352501) entitled “Method for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 5, 2022.

•	An Australian Patent (No. 2002232464) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 5, 2022.

•	An Australian Patent (No. 2002365155) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	An Australian Patent (No. 2002309615) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through April 30, 2022.

•	A South African Patent (No. 2003/4247) entitled “Methods and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

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

In September 2008, the Company announced successful results from a follow up study conducted with its veterinary anti-viral compound QR448(a).  The Study was designed to determine the duration of anti-viral effect of QR448(a) against IBV in commercial broiler chickens, a consumer meat type bird.  Results demonstrate longer duration of protection from infectious bronchitis and reduction of clinical signs in chickens.  Additionally, in September, the Company announced that the anti-viral compound successfully prevents transmission of infectious bronchitis in chickens.  Veterinary poultry products industry experts and those familiar with prevention and control of IBV recognize that abating transmission is perhaps one of the most important ways to economically prevent, control and manage potential losses due to IBV outbreaks.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The Company is currently evaluating the impact, if any, of FAS 160 on its operating results and financial position.

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

At September 30, 2008 and December 31, 2007, the Company included reductions to accounts receivable for sales returns and allowances of $625,000 and $296,000, respectively, and cash discounts of $153,000 and $169,000, respectively. Additionally, current liabilities at September 30, 2008 and December 31, 2007 include $971,314 and $1,137,650, respectively, for cooperative incentive promotion costs.

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

A one percent deviation for these consolidated reserve provisions for the three month periods ended September 30, 2008, and 2007 would affect net sales by approximately $75,000 and $104,000, respectively and the nine month periods ended September 30, 2008 and 2007 by approximately $167,000 and $205,000, respectively. A one percent deviation for cooperative incentive promotion reserve provisions for the three month periods ended September 30, 2008 and 2007 would affect net sales by approximately $68,000 and $97,000, respectively and the nine month periods ended September 30, 2008 and 2007 by approximately $148,000 and $187,000, respectively.

Income Taxes

The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs in the Company’s Ethical Pharmaceutical segment.

Three months ended September 30, 2008 compared with three months ended September 30, 2007

Net sales for the three month period ended September 30, 2008 were $6,354,451, reflecting a decrease of $2,777,159 over the net sales of $9,131,610 for the comparable three month period ended September 30, 2007.   The Cold Remedy segment reported net sales in the 2008 period of $5,668,345 a decrease of $2,749,815, or 32.7%, over the comparable 2007 period of $8,418,160.  The Contract Manufacturing segment reported net sales of $686,106 in the 2008 period compared to $713,450 in the comparable 2007 period, a decrease of $27,344 or 3.8%.

Reduced Cold-Eeze® sales in the third quarter 2008 may have been the result of a slow start to the 2007/08 cold season and changes to customers’ buying habits during 2008 to date.  The Company launched both the Organix and Immune products during the third quarter of 2007 and the Kids-EEZE® product during the third quarter of 2008.  The combined impact of these new products was a decrease in net sales of $1,073,239 in the 2008 quarter.

Net sales of the Contract Manufacturing segment reported a small decrease in 2008.  The primary purpose of the Contract Manufacturing segment is to manufacture, warehouse and distribute Cold-Eeze®.  Other contract manufacturing is performed for non-related third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the three months ended September 30, 2008 was 35.8% compared to 34.5% for the comparable 2007 period, an increase of 1.3%.  The Cold Remedy segment’s cost of sales as a percentage of net sales in the 2008 period was 32.4% compared to 34.1% in the 2007 comparable period, a decrease of 1.7%. This decrease in 2008 was largely due to the reduced sales in 2008 of the two new products launched in 2007 which have a higher product cost.  The Contract Manufacturing segment had a negative impact to the overall cost of sales percentage due to lower margins, a factor of production volume and fixed costs.

Sales and marketing expenses for the three month period ended September 30, 2008 were $651,762, a decrease of $213,039, over the comparable 2007 period amount of $864,801.  This 2008 period decrease was primarily due to reduced sales commission expense which is variable to net sales.

General and administration costs for the three month period ended September 30, 2008 were $1,661,555 compared to $1,867,671 for the 2007 period, a decrease of $206,116 between the periods.  The decrease in 2008 was primarily due to decreased  payroll costs of $133,186.

Research and development costs during the three months ended September 30, 2008 were $954,880 compared to $2,018,507 during the 2007 comparable period, reflecting a decrease in 2008 of $1,063,627, primarily as a result of decreased Pharma segment costs.

Nine months ended September 30, 2008 compared with nine months ended September 30, 2007

Net sales for the nine month period ended September 30, 2008 were $13,727,770, reflecting a decrease of $3,770,937 from net sales of $17,498,707 for the comparable nine month period ended September 30, 2007.   The Cold Remedy segment reported net sales in the 2008 period of $11,912,924, a decrease of $3,744,650, or 23.9%, over the comparable 2007 period of $15,657,574.  The Contract Manufacturing segment reported net sales of $1,814,846 in the 2008 period compared to $1,841,133 in the comparable 2007 period, a decrease of $26,287.

Reduced Cold Remedy sales in the first nine months of 2008 may have been the result of a slow start to the 2007/08 cold season and changes to customers’ buying habits during 2008 to date. The 2008 net sales were also negatively impacted by a sales decrease related to new products of $958,661, with an offset resulting from the Cold-Eeze® price increase of $853,119, effective July 2, 2007.  Commencing in the fourth quarter of 2008, the Company has initiated an advertising and targeted coupon campaign to promote the Cold-Eeze brand and brand extensions during the forthcoming cold season.

Net sales of the Contract Manufacturing segment reported a small decrease in 2008.  The primary purpose of the Contract Manufacturing segment is to manufacture, warehouse and distribute Cold-Eeze®.  Other contract manufacturing is performed for non-related third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the nine months ended September 30, 2008 was 37.7% compared to 37.6% for the comparable 2007 period, an increase of 0.1%.  The Cold Remedy segment’s cost of sales as a percentage of net sales in the 2008 period was 32.0% compared to 34.2% in the 2007 comparable period, a decrease of 2.2%. The decrease in 2008 was largely the result of the absence of a royalty charge in 2008, amounting to 2.0% of the variance between the nine month periods, favorable to 2008.   The Contract Manufacturing segment had an adverse impact to consolidated cost of sales due to lower margins, a factor of production volume and fixed costs.

Sales and marketing expenses for the nine month period ended September 30, 2008 were $3,450,276, a decrease of $461,068 over the comparable 2007 period amount of $3,911,344.  The decrease was primarily due to reduced media advertising expense in 2008 of $215,000 and a decrease to sales commissions of $165,000 as a result of reduced sales.

General and administration costs for the nine month period ended September 30, 2008 were $6,199,646 compared to $6,449,262 for the 2007 period, a decrease of $249,616 between the periods.  The decrease in 2008 was primarily due to decreased legal and stock promotion costs of $342,000 and $110,000, respectively and increased payroll costs of $286,000.

Research and development costs during the nine months ended September 30, 2008 were $3,630,006 compared to $4,792,151 during the 2007 comparable period, reflecting a decrease in 2008 of $1,162,145, primarily as a result of decreased Pharma segment costs.

Liquidity and Capital Resources

The Company had working capital of $15,793,539 and $18,577,624 at September 30, 2008 and December 31, 2007, respectively.  Changes in working capital overall have been primarily due to the following items:  cash balances decreased by $4,253,268; account receivable balances decreased by $1,149,269 due to seasonal factors and effective collection practices; inventory increased by $938,242 due to the launch of the Kids-EEZEÒ product in August 2008 and preparation for the forthcoming cold season; accrued advertising decreased by $298,480 due to the seasonal nature of the Cold-Remedy segment; accrued royalties, consulting fees and sales commissions decreased by $141,827 largely due to sales related seasonal factors.   Total cash balances at September 30, 2008 were $10,880,278 compared to $15,133,546 at December 31, 2007.  Other current liabilities decreased by $1,118,748 mainly due to decreased payroll related balances.  Liquidity in the first nine months of 2008 was assisted by the sale of Darius which resulted in cash proceeds of $1,000,000.

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

Current economic conditions may cause a decline in business and consumer spending which could adversely affect the Company’s business and financial performance.  The Company’s business and financial performance, including collection of accounts receivables, realization of inventory, recoverability of assets, may be adversely affected by current and future economic conditions, such as a reduction in the availability of credit, financial market volatility, recession, etc.

Item 4T.         Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief  Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Company has included an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Reports on Form 10-K for the fiscal year ended December 31, 2007.  The Company has undergone an ongoing comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This has involved the documentation, testing and review of our internal controls under the direction of senior management.

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

The Company believes the plaintiffs' claims were without merit and vigorously defended this lawsuit. On September 5, 2007, the Company obtained a judgment in its favor, as a matter of law, and that decision was appealed to the Eighth Circuit Court of Appeals.  On August 13, 2008, the Eighth Circuit Court of Appeals upheld the judgment in favor of the Company.  The plaintiffs have until December 3, 2008 to file a Petition for Allocatur to the Supreme Court of the United States.  In the event a Petition for Allocatur is filed, the Company believes that the appeal lacks merit, and that the judgment of the Trial Court and the Eighth Circuit Court of Appeals will be affirmed if the Supreme Court grants allocatur.

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

On June 13, 2008, the Court held a pre-trial scheduling conference during which the Court discussed the status of several unresolved pre-trial motions that will bear upon the evidence allowed at trial.  The Court also requested additional briefing on certain evidence issues and allowed for limited additional discovery of witnesses.  The Court has scheduled trial to commence with jury selection on January 30, 2009.

At this time, no prediction as to the outcome of the trial can be made.

ITEM 1A.       RISK FACTORS

The Company Will Need To Obtain Additional Capital To Support Long-Term Product Development And Commercialization Programs.

The Company’s ability to achieve and sustain operating profitability depends in large part on the ability to commence, execute and complete clinical programs for, and obtain additional regulatory approvals for, prescription medications developed by Quigley Pharma, particularly in the U.S. and Europe.  There is no assurance that the Company will ever obtain such approvals or achieve significant levels of sales.  The current sales levels of Cold-Eeze® products may not generate all the funds the Company anticipates will be needed to support current plans for product development.

The Company may need to obtain additional financing to support its long-term product development and commercialization programs.  Additional funds may be sought through public and private stock offerings, arrangements with corporate partners, borrowings under lines of credit or other sources.  Access to, and availability of, funding for such activities may prove difficult or unattainable due to weak current and future economic conditions, reduction in the availability of credit, financial market volatility, recession, etc.

The amount of capital that may be needed to complete product development of Pharma’s products will depend on many factors, including;

●	the cost involved in applying for and obtaining FDA and international regulatory approvals;

●	whether the Company elects to establish partnering arrangements for development, sales, manufacturing and marketing of such products;

●	the level of future sales of Cold-Eeze® products, and expense levels for international sales and marketing efforts;
•
●	whether the Company can establish and maintain strategic arrangements for development, sales, manufacturing and marketing of its products; and

●	whether any or all of the outstanding options are exercised and the timing and amount of these exercises.

Many of the foregoing factors are not within the Company’s control.  If additional funds are required and such funds are not available on reasonable terms, the Company may have to reduce its capital expenditures, scale back its development of new products, reduce its workforce and out-license to others, products or technologies that the Company otherwise would seek to commercialize itself.  Any additional equity financing will be dilutive to stockholders, and any debt financing, if available, may include restrictive covenants.

Instability And Volatility In The Financial Markets Could Have A Negative Impact On The Company’s Business, Financial Condition, Results Of Operations And Cash Flows.

During recent months, there has been substantial volatility and a decline in financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on the Company’s industry and business, including the Company’s financial condition, results of operations and cash flows.

To the extent that the Company does not generate sufficient cash from operations, it may need to incur indebtedness to finance plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on the Company’s ability to fund its business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that the Company believes to be reasonable, if at all.

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

THE QUIGLEY CORPORATION

By:	/s/ Gerard M. Gleeson
Gerard M. Gleeson
Vice President, Chief Financial Officer

Date: November 6, 2008