Form 10-K
period 2008-12-31
QUIGLEY CORP
filed 2009-03-09
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 01-21617

THE QUIGLEY CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	23-2577138
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

KELLS BUILDING, 621 SHADY RETREAT ROAD, P.O. BOX 1349, DOYLESTOWN, PA	18901
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 345-0919

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
COMMON STOCK, $.0005 PAR VALUE PER SHARE	NASDAQ GLOBAL MARKET
COMMON SHARE PURCHASE RIGHTS	NASDAQ GLOBAL MARKET

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.       Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates was $45,422,959 as of June 30, 2008, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 6, 2009:

Common stock, $.0005 par value per share: 12,908,383.
Common share purchase rights: 0

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference from the registrant’s proxy statement for the 2009 annual meeting of stockholders.

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

PART I

ITEM 1.                      BUSINESS

Business Development

The Company, headquartered in Doylestown, Pennsylvania, is a leading manufacturer, marketer and distributor of a diversified range of homeopathic and health products which comprise the Cold Remedy and Contract Manufacturing segments.  The Company is also involved in the research and development of potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use, which comprise the Ethical Pharmaceutical segment.

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

Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze® lozenge product assuring a future manufacturing capability necessary to support the business of the Cold Remedy segment.  This manufacturing entity, now called Quigley Manufacturing Inc. (“QMI”), a wholly-owned subsidiary of the Company operates from two locations, Elizabethtown, PA, and Lebanon, PA.  The location at Lebanon manufacturers the Company’s Cold-Eeze lozenge product, and is responsible for warehousing, shipping and such operational tasks for this product and related cold remedy products.  The Elizabethtown facility produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.  On February 2, 2009, the Company announced its intention to close the Elizabethtown location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  Pharma is currently undergoing research and      development activity in compliance with regulatory requirements. At this time, thirteen U.S. and twenty foreign patents have   been   issued   and  assigned to the Company resulting from research activity of Pharma.  In certain instances where a critical mass of positive scientific data has been established for compounds that the Company does not envision bringing to market, or is unable to fund ongoing research, it may decide to sell or license its technology.

On February 29, 2008, the Company sold Darius International Inc. (“Darius”) to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  See discussion in Note 3 to Consolidated Financial Statements.

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

Since June 1996, the Cold Remedy segment has concentrated its business operations on the manufacturing, marketing and development of its proprietary Cold-Eeze® cold-remedy lozenge products and on development of various product extensions.  These products are based upon a proprietary zinc gluconate glycine formula, which has been proven to reduce the duration and severity of common cold symptoms.  The Quigley Corporation acquired worldwide  manufacturing  and  distribution  rights  to  this formulation in 1992 and commenced national marketing in 1996.  The demand for the Company’s cold-remedy products is seasonal, where the third and fourth quarters generally represent the largest sales volume.  Prior to October 1, 2004, the manufacture of the lozenge form of Cold-Eeze® was outsourced.  Since that date, the lozenge form of Cold-Eeze® has been manufactured by a subsidiary of the Company, QMI. On February 2, 2009, the Company announced its intention to close the Elizabethtown location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products, which will continue to be produced and distributed from the Lebanon, PA location.

Pharma is currently involved in the lengthy process of conducting research and development on certain of its patented  formulations in compliance with FDA regulations required for bringing prescriptions and botanical drugs to market.  The Company is in the initial stages of what may be a lengthy process to develop these patent applications into potential commercial products.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  See discussion in Note 3 to Consolidated Financial Statements.

In 2008, 2007 and 2006, approximately 0% of the Company’s net sales, for all periods, were related to international markets.

Financial information regarding the Company’s operating segments is set forth in Item 8, Notes to Financial Statements, Note 16 – Segment Information.

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

On February 2, 2009, the Company announced its intention to close the Elizabethtown location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

Ethical Pharmaceutical

Pharma’s current activity is the research and development of potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  Research and development will focus on the identification, isolation and direct use of active medicinal substances.  One aspect of Pharma’s research will focus on the potential synergistic benefits of combining isolated active constituents and whole plant components. The Company will search for new natural sources of medicinal substances from plants and fungi from around the world while also investigating the use of traditional and historic medicinals and therapeutics.

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

The Study Chairman is Dr. Philip Raskin, Professor of Medicine University of Texas Southwestern Medical Center at Dallas,` Texas. The study protocol was approved by the FDA as a part of Pharma’s IND submission and has been approved by the required Investigational Review Boards. The completion of the study is dependent upon enrollment rates that may affect the overall length of the study and the communication of its results.

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

In November 2008, the Company announced that the last subject in the Phase IIb study would complete treatment at the end November 2008 and the study is in the final stage of data collection, evaluation and study conclusions.  The Company, after collecting all the patient information from 21 study centers and conferring with its panel of experts on the data, will draft and report study conclusions, as they are available.

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

In September 2008, the Company announced successful results from a follow up study conducted with its veterinary anti-viral compound QR448(a).  The Study was designed to determine the duration of the anti-viral effect of QR448(a) against IBV in commercial broiler chickens, a consumer meat type bird.  Results demonstrate longer duration of protection from infectious bronchitis and reduction of clinical signs in chickens.  Additionally, in September 2008, the Company announced that the anti-viral compound successfully prevents transmission of infectious bronchitis in chickens.  Veterinary poultry products industry experts and those familiar with prevention and control of IBV recognize that abating transmission is perhaps one of the most important ways to economically prevent, control and manage potential losses due to IBV outbreaks.

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

In December 2006, the Company announced that a series of studies were conducted on the advice of Campbell Laboratories, University of Pittsburgh, to assess QR-435 (Pharma’s broad spectrum anti-viral) potential for treating Herpes Keratitis.

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

In July 2006, the Company announced that it has obtained positive results that support Pharma's continued progress in developing the natural broad spectrum anti-viral QR441(a) for use in preventing the spread of avian flu in poultry stocks. The results of the healthy chicken medical feed study confirmed that food or water dose forms provide an opportunity for potential commercialization if the compound demonstrates efficacy within these dose forms.  The results clearly showed that the chickens tolerated and consumed all concentrations of QR441 (a) in the medicated feed. They also tolerated and consumed the low concentration of drug in the medicated water.

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

In February 2007, the Company announced that it had signed an agreement with the State of Israel Ministry of Agriculture & Rural Development (MOAG) and the Kimron Veterinary Institute to conduct a clinical trial testing the anti-viral capacity of the Company’s compound QR-441(a) administered as a medical feed and water to chickens exposed to HPAI (Highly Pathogenic Avian Influenza) H5N1.

If successful this study could potentially provide data on the efficacy of QR-441(a) in preventing the infection of food grade poultry through the use of formulated feed and water. Positive data could be used to continue the development of the compound in the U.S with guidance from the FDA under the INAD’s issued to the Company in 2005 and might also be useful for development outside the United States, where the impact of disease has already been felt.  See also QR-448(a).

QR-443 – In August 2006, the Company announced that it had obtained positive results for its QR-443 compound for the treatment of Cachexia.  Cachexia is an extremely debilitating and life threatening, wasting syndrome associated with chronic diseases such as cancer, AIDS, chronic renal failure, COPD and rheumatoid arthritis, where inflammation has a significant impact and patients’ experience loss of weight, muscle atrophy, fatigue, weakness and decreased appetite. The results of an animal study found a 75% efficacy rate in the treatment of mice with this condition.

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

QR-340 – On February 24, 2009, the Quigley Corporation announced that it had signed a license with assignment of ownership agreement for its patented formulation QR-340 developed by its wholly owned subsidiary, Quigley Pharma Inc. The compound has been clinically tested and shown to improve the appearance of scars in a comparative study. The Agreement is with Levlad, LLC/Natures Gate, a manufacturer and marketer of personal care products based on botanicals.  The general terms of the agreement allow the assignee to further refine, develop and commercialize the product with exclusivity and eventual full ownership of the patent within five years, beginning January 2009. The agreement is based on required royalty payments totaling $1.1 million to The Quigley Corporation over the time period. Under the terms of the agreement, if the minimum payments and terms are not met within the five-year period, The Company retains full rights and ownership of the property. However, Levlad can continue to pay per unit royalties beyond five years for a non-exclusive license.

Health And Wellness

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Financial information related to this former segment is presented as Discontinued Operations.  See discussion in Note 3 to Consolidated Financial Statements.

Patents, Trademarks, Royalty and Commission Agreements

The Company currently owns no patents for cold-remedy products.  However, the Company has been assigned patent applications which are hereinafter discussed and has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc gluconate glycine lozenge formulation, which are patented as follows:

United States:	No. 4 684 528 (August 4, 1987, expired August 2004)
No. 4 758 439 (July 19, 1988, expired August 2004)

Canada:	No. 1 243 952 (November 1, 1988, expired June 2005)

Great Britain:	No. 2 179 536 (December 21, 1988, expired June 2005)

Germany:	No. 3,587,766 (March 2, 1994, expired June 2005)

Sweden:	No. 0 183 840 (March 2, 1994, expired June 2005)

France & Italy:	No. EP 0 183 840 B1 (March 2, 1994, expired June 2005) Japan: Pending

The following patents have been assigned to the Company in relation to Pharma, together with issue date:

United States:	No. 6 555 573 B2 (April 29, 2003)	No. 6 592 896 B2 (July 15, 2003)
	No. 6 596 313 B2 (July 22, 2003)	No. 6 753 325 B2 (June 22, 2004)
	No. 6 827 945 B2 (December 7, 2004)	No. 7,083,813 B2 (August 1, 2006)
	No. 7,166,435 B2 (January 23, 2007)	No. 7,175,987 B2 (February 13, 2007)
	No. 7,396,546 B2 (July 8, 2008)	No. 7,399,783 B2 (July 15, 2008)
	No. 7,405,046 B2 (July 29, 2008)	No. 7,410,659 B2 (August 12, 2008)
No. 7,435,725 B2 (October 14, 2008)

Mexico	No. 236311 (April 28, 2006)	South Africa	No. 2003/4247 (July 28, 2004)
Mexico	No. 259329 (August 4, 2006)	South Africa	No. 2003/9802 (July 28, 2004)
		South Africa	No. 2004/4614 (October 28, 2005)
New Zealand	No. 533439 (October 12, 2006)	South Africa	No. 2005/0517 (December 28, 2005)
New Zealand	No. 526041 (May 12, 2005)	South Africa	No. 2004/3365 (May 31, 2006)
New Zealand	No. 530187 (June 7, 2007)	South Africa	No. 2004/3364 (October 25, 2006)
New Zealand	No. 537821 (September 13, 2007)
New Zealand	No. 532775 (February 8, 2007)	Israel	No. 159357 (November 21, 2006)

Australia	No. 2002231095 (November 24, 2005)	Australia	No. 2002232464 (February 22, 2007)
Australia	No. 2002352501 (July 5, 2007)	Australia	No. 2002365155 (January 31, 2008)
Australia	No. 2002309615 (January 31, 2008)

India	No. 00004/MUMP/2004 (December 27, 2007)

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

The Cold-Eeze® products are distributed through numerous food, chain drug and mass merchandisers throughout the United States, including: Walgreen Co., Wal-Mart, Ahold, Super Valu, CVS, RiteAid, Publix, Winn-Dixie Stores, Inc., Target, The Kroger Company, Safeway Inc., Kmart Corporation, and wholesale distributors including, AmerisourceBergen and Cardinal Distribution.

The Company is not dependent on any single customer as the broad range of customers includes many large wholesalers, ass merchandisers, and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume.  The top five customers of the Company represent 48%, 49%, and 47% of its continuing consolidated gross revenues for the years ended December 31, 2008, 2007 and 2006, respectively.

Pharma currently has no sales since it is undergoing research and development activity in compliance with regulatory requirements and is at the initial stages of what may be a lengthy process to develop commercial products.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Financial information related to this former segment is presented as Discontinued Operations.  See discussion in Note 3 to Consolidated Financial Statements.

Research and Development

The Company’s research and development costs for the years ended December 31, 2008, 2007 and 2006 were $4,241,724, $6,482,485 and $3,787,498 respectively.  Future research and development expenditures are anticipated in order to develop extensions of the Cold-Eeze® product, including potential unrelated new products in the consumer health care industry, that are primarily supported by clinical studies, for efficacious long-term products that can be coupled with possible line extension derivatives for a family of products.  Clinical studies and testing are anticipated in connection with Pharma, such as the formulation of products for diabetic use, radiation dermatitis, influenza A, arthritis and other disorders.  Pharma is currently involved in research activity following patent applications that have been assigned to the Company.  Research and development costs, relating to potential products, may increase significantly over time as milestones in the development and regulatory process may be achieved.

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

Competition

The Company competes with other suppliers of cold-remedy products.  These suppliers range widely in size.  Some of the Company’s competitors have significantly greater financial, technical or marketing resources than the Company.  Management believes that its Cold-Eeze® product, which has been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms, offers a significant advantage over many of its competitors in the over-the-counter cold-remedy market.  The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability, speed to market, reliability, credit terms, name recognition, delivery time and post-sale service and support.  Effective October 1, 2004, a subsidiary of the Company commenced manufacturing the Cold-Eeze® lozenge product.  This subsidiary assures future production capabilities of the lozenge product which constitutes primarily all of the cold remedy revenue.

Employees

At December 31, 2008 the Company employed 86 full-time persons, the majority of which were employed at the Company’s manufacturing facility in a production function.  The remainder were involved in an executive, marketing or administrative capacity.  None of the Company’s employees are covered by a collective bargaining agreement or are members of a union.

Suppliers

Prior to October 1, 2004, the manufacturing of the lozenge form of Cold-Eeze® was outsourced, but is now under the control of the Company.  The other forms of Cold-Eeze® and remaining products of the cold remedy segment continue to be manufactured by contract manufacturers.  Should these third party relationships terminate or discontinue for any reason, the Company has formulated a contingency plan necessary in order to prevent such discontinuance from materially affecting the Company’s operations. Any such termination may, however, result in a temporary delay in production until the replacement facility is able to meet the Company’s production requirements.

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

Website Access

The Company’s website address is www.quigleyco.com.  The Company’s filings with the SEC are available at no cost on its website as soon as practicable after filing of such reports with the SEC.

ITEM 1A.                    RISK FACTORS

The Company Has A History of Losses and Limited Working Capital and Expects to Increase Spending.

The Company has experienced net losses for four of the past seven fiscal years.  Although the Company earned net income of approximately $3,217,000, $453,000 and $675,000, respectively, in the fiscal years ended December 31, 2005, December 31, 2004 and 2003, it incurred net losses of $5,534,000, $2,458,000, $1,748,000, and $6,454,000,  respectively, in the fiscal years ended December 31, 2008, December 31, 2007, December 31, 2006, December 31, 2002.  As of December 31, 2008, The Company had working capital of approximately $14,072,000.  Since the Company continues to spend significant amounts on research and development in connection with Pharma’s product development, it is uncertain whether the Company will generate sufficient revenues to meet expenses or to operate profitably in the future.

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

The Company may need to obtain additional financing to support its long-term product development and commercialization programs.  Additional funds may be sought through public and private stock offerings, arrangements with corporate partners, borrowings under lines of credit or other sources.  Access to, and availability of, funding for such activities may prove difficult or unattainable due to several factors including weak current and future economic conditions, reduction in the availability of credit, financial market volatility and recession.

The amount of capital that may be needed to complete product development of Pharma’s potential products will depend on many factors, including;

•	the cost involved in applying for and obtaining FDA and international regulatory approvals;

•	whether the Company elects to establish partnering arrangements for development, sales, manufacturing and marketing of such products;

•	the level of future sales of Cold-Eeze® products, and expense levels for international sales and marketing efforts;

•	whether the Company can establish and maintain strategic arrangements for development, sales, manufacturing and marketing of its products; and

•	whether any or all of the outstanding options are exercised and the timing and amount of these exercises.

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

Cold Remedy Products.  The manufacturing, processing, formulation, packaging, labeling and advertising of the cold remedy products are subject to regulation by several federal agencies, including:

•           the FDA;

•           the Federal Trade Commission (“FTC”);

•           the Consumer Product Safety Commission;

•           the United States Department of Agriculture;

•           the United States Postal Service;

•           the United States Environmental Protection Agency; and

•           the Occupational Safety and Health Administration.

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

Pharma.  The preclinical development, clinical trials, product manufacturing and marketing of Pharma’s potential new products are subject to federal and state regulation in the United States and other countries.  Clinical trials and product marketing and manufacturing are subject to the rigorous review and approval processes of the FDA and foreign regulatory authorities.  Obtaining FDA and other required regulatory approvals is lengthy and expensive.  Typically, obtaining regulatory approval for pharmaceutical products requires substantial resources and takes several years.  The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indication to be treated.  Preclinical studies must comply with FDA regulations.  Clinical trials must also comply with FDA regulations and may require large numbers of test subjects, complex protocols and possibly lengthy follow-up periods.  Consequently, satisfaction of government regulations may take several years, may cause delays in introducing potential new products for considerable periods of time and may require imposing costly procedures upon the Company’s activities.  If regulatory approval of new products is not obtained in a timely manner or not at all, the Company could be materially adversely affected.  Even if regulatory approval of new products is obtained, such approval may impose limitations on the indicated uses for which the products may be marketed which could also materially adversely affect the business, financial condition and future operations of the Company.

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

The Company believes that the primary cold remedy product, Cold-Eeze®, has a competitive advantage over other cold remedy products because it has been clinically proven to reduce the severity and duration of common cold symptoms.  Competition in Pharma’s potential product areas would most likely come from large pharmaceutical companies as well as other companies, universities and research institutions, many of which have resources far in excess of the Company’s resources.

The Company believes that its ability to compete depends on a number of factors, including price, product quality, availability, reliability and name recognition of its cold remedy products and Pharma’s ability to successfully develop and market prescription medications.  There can be no assurance that the Company will be able to compete successfully in the future.  If the Company is unable to compete, its earnings may be significantly impacted.

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

The Company’s Future Success Depends on the Continued Sales of its Principal Product.

For the fiscal year ended December 31, 2008, the Cold-Eeze® products represented approximately 89% of the Company’s total sales.  The Cold-Eeze® products continues to be a major part of its business.  Accordingly, the Company has to depend on the continued acceptance of Cold-Eeze® products by its customers.  However, there can be no assurance that the Cold-Eeze® products will continue to receive market acceptance.  The inability to successfully commercialize Cold-Eeze® in the future, for any reason, would have a material adverse effect on the financial condition, prospects and ability to continue operations of the Company.

The Company Has a Concentration of Sales to, and Accounts Receivable from, Several Large Customers.

Although the Company has a broad range of customers that includes many large wholesalers, mass merchandisers and multiple outlet pharmacy chains, the five largest customers account for a significant percentage of sales.  These five customers accounted for 48% of total sales for the fiscal year ended December 31, 2008 and 49% of total sales for the fiscal year ended December 31, 2007.  In addition, customers comprising the five largest accounts receivable balances represented 55% and 40% of total accounts receivable balances at December 31, 2008 and 2007, respectively.  Credit is extended to customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required.  If one or more of these large customers cannot pay, the write-off of their accounts receivable would have a material adverse effect on the Company’s operations and financial condition.  The loss of sales to any one or more of these large customers would also have a material adverse effect on the operations and financial condition of the Company.

The Company is Dependent on Third-Party Manufacturers and Suppliers for Certain of the Cold Remedy Products.

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

The Company is Uncertain as to Whether It Can Protect Its Proprietary Rights.

The strength of the Company’s patent position may be important to its long-term success.  The Company currently owns thirteen U.S. and twenty foreign patents in connection with potential products that are being developed by Pharma.  In addition, the Company has been granted an exclusive agreement for worldwide representation, manufacturing, marketing and distribution rights to a zinc/gluconate/glycine lozenge formulation.  That formulation has been patented in the United States, Germany, France, Italy, Sweden, Canada and Great Britain and a patent is pending in Japan.  However, this patent in the United States expired in August 2004 and expired in June 2005 in all countries except Japan.

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

The Company also uses non-disclosure agreements with its employees, suppliers, consultants and customers to establish and protect the ideas, concepts and documentation of its confidential non-patented and non-copyright protected proprietary technology and know-how.  However, these methods may not afford complete protection.  There can be no assurance that third parties will not obtain access to or independently develop the Company’s technologies, know-how, ideas, concepts and documentation, which could have a material adverse effect on the Company’s financial condition.

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

The Company’s Existing Products and Potential New Products Under Development Expose the Company to Potential Product Liability Claims.

The Company’s business results in exposure to an inherent risk of potential product liability claims, including claims for serious bodily injury or death caused by the sales of the Company’s existing products and the clinical trials of products which are being developed.  These claims could lead to substantial damage awards.  The Company currently maintains product liability insurance in the amount of, and with a maximum payout of $25 million.  A successful claim brought against the Company in excess of, or outside of, existing insurance coverage could have a material adverse effect on the Company’s results of operations and financial condition.  Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect on the consumer demand for its products.

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

Guy J. Quigley, Chairman of the Board, President and Chief Executive Officer, through his beneficial ownership, has the power to vote approximately 25.4% of The Company’s common stock.  Mr. Quigley and the other executive officers and directors collectively beneficially own approximately 36.7% of the common stock.  These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including election of directors.  Consequently, they exercise substantial control over all major decisions which could prevent a change of control of the Company.

The Company’s Stock Price is Volatile.

The market price of the Company’s common stock has experienced significant volatility.  From January 1, 2005 to January 31, 2009, the per share bid price has ranged from a low of approximately $2.85 to a high of approximately $16.94.  There are several factors which could affect the price of the common stock, some of which are announcements of technological innovations for new commercial products by us or competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for the Company’s products.  Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of the common stock.

Future Sales of Shares of the Company’s Common Stock in the Public Market Could Adversely Affect the Trading Price of Shares of the Common Stock and the Company’s Ability to Raise Funds in New Stock Offerings.

Future sales of substantial amounts of shares of the Company’s common stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of the common stock.  As of December 31, 2008, the Company had 12,908,383 shares of common stock outstanding.

The Company also has outstanding options to purchase an aggregate of 2,268,250 shares of common stock at an average exercise price of $7.76 per share.  If the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of the common stock would likely decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” the stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of common stock being offered for sale to increase, the common stock’s market price would likely further decline.  All of these events could combine to make it very difficult for the Company to sell equity or equity-related securities in the future at a time and price that it deems appropriate.

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

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2.                      PROPERTIES

The corporate office of The Quigley Corporation is located at 621 Shady Retreat Road, Doylestown, Pennsylvania.  This property, with an area of approximately 13,000 square feet, was purchased in November 1998 and refurbished during 1999.  The Company occupies warehouse space in Las Vegas, Nevada at a current monthly cost of $2,772.  This Nevada location has a three-year lease that expires in July 2009.  In addition to storage facilities at the manufacturing subsidiary’s locations, the Company also stores product in a number of additional warehouses in Pennsylvania with storage charges based upon the quantities of product being stored.

The manufacturing facilities of the Company are located in each of Elizabethtown and Lebanon, Pennsylvania.  The facilities were purchased effective October 1, 2004.  In total, the facilities have a total area of approximately 73,000 square feet, combining both manufacturing and office space.   On February 2, 2009, the Company announced its intention to close the Elizabethtown location which may result in the disposal of this facility in the future.

The Company believes that its existing facilities are adequate at this time.

ITEM 3.                      LEGAL PROCEEDINGS

TESAURO AND ELEY, ET AL. VS. THE QUIGLEY CORPORATION
  (CCP of Phila., August Term 2000, No. 001011)

In September 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania.  The Complaint further alleges that the plaintiffs purchased certain Cold-Eeze products between August 1996, and November 1999, based upon cable television, radio and internet advertisements, which allegedly misrepresented the qualities and benefits of the Company's products.  The Complaint, as pleaded originally, requested an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action.  In October 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action.  The court sustained certain objections, thereby narrowing plaintiffs' claims.

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

The case commenced trial on February 2, 2009.  On February 6, 2009, the jury returned a verdict in favor of the Company on all counts.  Plaintiffs had to February 17, 2009, to file post-trial motions, the first step in the appeal process.  No post-trial motions were filed by the plaintiffs.  At this time the Company has no notice as to whether the plaintiffs will attempt to perfect an appeal.

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

The discovery phase of pre-trial discovery is nearing completion.  Defendants moved for partial summary judgment, and the Company filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2009.

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

THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST
UNION INSURANCE SERVICES AGENCY, INC.

The Quigley Corporation instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005.  The purpose of this suit was to maintain an action and toll the statute of limitation against The Quigley Corporation's insurance broker who failed to place excess limits coverage for the Company for the period from November 29, 2003 until April 6, 2004.  As a result of the defendant's failure to place insurance and to notify the Company of its actions, certain pending actions covered by the Company's underlying insurance at the present time may result in certain cases presently being defended by insurance counsel and the underlying insurance carrier to cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005.  Any case in which an alleged action arose by the use of COLD-EEZE Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

The Company's claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims based on the Company's undertaking of certain attorneys' fees and costs of settlement for claims that should have been covered by underlying insurance placed by Wachovia Insurance Services, Inc.

At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

TERMINATED LEGAL PROCEEDINGS

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

On September 5, 2007, the Company obtained a judgment in its favor, as a matter of law, and that decision was appealed to the Eighth Circuit Court of Appeals.  On August 13, 2008, the Eighth Circuit Court of Appeals upheld the judgment in favor of the Company.  The plaintiffs had until December 3, 2008 to file a Petition for Allocatur to the Supreme Court of the United States.  No Petition for Allocatur was filed in this case and the Company has a final judgment in its favor.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None
PART II

ITEM 5.                  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PERFORMANCE CHART

The following graph reflects a five-year comparison, calculated on a dividend reinvested basis, of the cumulative total stockholder return on the Common Stock of the Company, a “peer group” index classified as drug related products by Hemscott Group Ltd., (“Hemscott Group Index”) and the NASDAQ Market Index. The comparisons utilize an investment of $100 on December 31, 2003 for the Company and the comparative indices, which then measure the values for each group at December 31 of each year presented. There can be no assurance that the Company’s stock performance will continue with the same or similar trends depicted in the following performance graph.

Market Information

The Company’s Common Stock, $.0005 par value, is currently traded on The NASDAQ Global Market under the trading symbol “QGLY.”  The price set forth in the following table represents the high and low bid prices for the Company’s Common Stock.

	Common Stock

	2008		2007
Quarter Ended	High	Low	High	Low

March 31	$5.74	$4.17	$7.99	$5.09
June 30	$5.85	$4.54	$7.49	$4.55
September 30	$5.65	$4.58	$5.24	$2.92
December 31	$5.39	$2.85	$6.13	$3.75

Such quotations reflect inter-dealer prices, without mark-up, mark-down or commission and may not represent actual transactions.

The Company’s securities are traded on The NASDAQ Global Market and consequently stock prices are available daily as generated by The NASDAQ Global Market established quotation system.

Holders

As of December 31, 2008, there were approximately 300 holders of record of the Company’s Common Stock,  including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients.  The exact number of beneficial owners of the Company’s securities is not known but exceeds 400.

Dividends

The Company has not declared, nor paid, any cash dividends on its Common Stock.  At this time the Company intends to retain its earnings to finance future growth and maintain liquidity.

Warrants and Options

In addition to the Company’s outstanding Common Stock, there are, as of December 31, 2008, issued and outstanding Common Stock Purchase Warrants and Options that are exercisable at the price-per-share stated and expire on the date indicated, as follows:

Description	Number	Exercise Price	Expiration Date
Option Plan	331,000	$5.1250	April 6, 2009
Option Plan	160,500	$0.8125	December 20, 2010
Option Plan	153,500	$1.2600	December 10, 2011
Option Plan	291,250	$5.1900	July 30, 2012
Option Plan	42,500	$5.4900	December 17, 2012
Option Plan	370,500	$8.1100	October 29, 2013
Option Plan	435,500	$9.5000	October 26, 2014
Option Plan	483,500	$13.8000	December 11, 2015

At December 31, 2008, there were 2,268,250 unexercised and vested options of the Company’s Common Stock available for exercise.

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Warrants (A)	Weighted Average Exercise Price of Outstanding Options & Warrants (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plans Approved by Security Holders (1)	2,268,250	$7.76	1,753,750

(1)
An incentive stock option plan was instituted in 1997, (the “1997 Stock Option Plan”) and approved by the stockholders in 1998. Options pursuant to the 1997 Stock Option Plan have been granted to directors, executive officers, and employees.

ITEM 6.          SELECTED FINANCIAL DATA

The following table sets forth the selected financial data of the Company for and at the end of the years ended December 31, 2008, 2007, 2006, 2005 and 2004.

The data presented below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s financial statements and notes thereto appearing elsewhere herein.

(Amounts in thousands, except per share data)	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Statement of Income Data:
Net sales	$20,507	$28,242	$26,850	$33,185	$23,587
Gross profit	$11,413	$18,556	$17,545	$21,301	$13,546
(Loss) income - continuing operations	$(6,410)	$(1,856)	$(547)	$2,339	$(1,060)
Income (loss) - discontinued operations (1)	$876	$(602)	$(1,201)	$878	$1,513
Net (loss) income	$(5,534)	$(2,458)	$(1,748)	$3,217	$453

Basic (loss) earnings per share: Continuing operations	$(0.50)	$(0.14)	$(0.04)	$0.20	$(0.09)
Discontinued operations	$0.07	$(0.05)	$(0.10)	$0.08	$0.13
Net (loss) income	$(0.43)	$(0.19)	$(0.14)	$0.28	$0.04
Diluted (loss) earnings per share: Continuing operations	$(0.50)	$(0.14)	$(0.04)	$0.17	$(0.07)
Discontinued operations	$0.07	$(0.05)	$(0.10)	$0.07	$0.10
Net income (loss)	$(0.43)	$(0.19)	$(0.14)	$0.24	$0.03
Weighted average shares outstanding:
Basic	12,878	12,729	12,245	11,661	11,541
Diluted	12,878	12,729	12,245	13,299	14,449
	As of December 31, 2008	As of December 31, 2007	As of December 31, 2006	As of December 31, 2005	As of December 31, 2004
Balance Sheet Data:
Working capital	$14,072	$18,578	$20,541	$20,682	$17,853
Total assets	$24,369	$33,502	$34,845	$35,976	$31,530
Debt	$-	$-	$-	$1,464	$2,893
Stockholders’ equity	$17,774	$23,244	$25,529	$25,320	$21,902

(1) On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc. (See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 “Discontinued Operations” for additional information.) The sale of this segment has been treated as discontinued operations and all periods presented have been reclassified.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company, headquartered in Doylestown, Pennsylvania, is a leading manufacturer, marketer and distributor of a diversified range of homeopathic and health products which comprise the Cold Remedy and Contract Manufacturing segments.  The Company is also involved in the research and development of potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use, which comprise the Ethical Pharmaceutical segment.

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

Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze lozenge product.  This manufacturing entity, now called QMI, a wholly-owned subsidiary of the Company, will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze products.  In addition, QMI, which is an FDA approved facility, has produced a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.  On February 2, 2009, the Company announced its intention to close the Elizabethtown location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

The Company’s Cold Remedy segment reported a sales decrease in 2008 compared to 2007.  This decrease may be attributable to continued customer review of inventory levels and product mix particularly in light of current market and economic conditions including higher than normal product returns.  The cough/cold segment has been adversely affected in the past two cold seasons by the least incidence of colds by consumers in the last several years.  The 2008 sales activity reflects the market wide decrease in cold remedy product consumption as supported by recent Information Resources Inc. (“IRI”) data, which was consistent throughout 2008. Cold-Eeze continues to compete with new products entering the category despite many of these products being without any evidence of clinical effectiveness, unlike Cold-Eeze which has been clinically proven to treat the common cold.

In 2008, the margin of the Cold Remedy segment was adversely affected as a result of decreased sales and higher than normal products returns along with product obsolescence costs.  The consolidated margin was also impacted by reduced production at the manufacturing facilities resulting in a negative impact to margin.  The 2008 margin was supported as a result of the discontinuation in May 2007 of royalty costs associated with the developer of Cold-Eeze along with a price increase of Cold-Eeze to the trade in July 2007. In 2008, the Company recognized an impairment charge of $300,000 due to adverse profit margins related to the hard candy business of QMI with such expense reflected in cost of sales.  In February 2009, the Company announced plans to discontinue its hard candy business resulting in the closure of the Elizabethtown, Pennsylvania, manufacturing location in 2009 and consolidate its manufacturing capabilities to one location in order to improve manufacturing efficiencies.  The facility located in Lebanon, Pennsylvania, currently manufactures the Cold-Eeze lozenge product and will continue to do so along with warehousing and distributing the Company’s range of cold remedy products.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Pharma, that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee. Pharma was formed for the purpose of developing potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use. Pharma is currently undergoing research and development activity in compliance with regulatory requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products. The Company continues to invest significantly with ongoing research and development activities of this segment.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the current president of Darius.  The terms of the agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc., for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius, through its wholly-owned subsidiary, Innerlight Inc., constituted the Health and Wellness segment of the Company.  The divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription and other medicinal products.  The sale of this Health and Wellness segment has been treated as discontinued operations and all periods presented have been reclassified.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities and the requirements associated with the development of Pharma’s potential prescription drugs and other medicinal products in order to continue to compete on a national and international level.  The business development of the Company is dependent on continued conformity with government regulations, a reliable information technology system capable of supporting continued growth and continued reliable sources for product and materials to satisfy consumer demand.

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this standard will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The primary product in the Cold Remedy segment, Cold-Eeze®, has been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms. Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being: a unique product with limited competitors; competitively priced; promoted; unaffected for remaining shelf life as there is no expiration date; monitored for inventory levels at major customers and third-party consumption data, such as IRI.

At December 31, 2008 and 2007 the Company included reductions to accounts receivable for sales returns and allowances of $1,427,000 and $296,000, respectively, and cash discounts of $150,000 and $169,000, respectively. Additionally, current liabilities at December 31, 2008 and 2007 include $1,058,962 and $1,137,650, respectively for cooperative incentive promotion costs.

The roll-forward of the sales returns and allowance reserve ending at December 31 is as follows:

Account – Sales Returns & Allowances	2008	2007

Beginning balance	$295,606	$473,176
Provision made for future charges relative to sales for each period presented	2,354,346	1,104,161
Current provision related to discontinuation of Cold-Eeze® nasal spray	-	-
Actual returns & allowances recorded in the current period presented	(1,222,907)	(1,281,731)
Ending balance	$1,427,045	$295,606

The increase in the 2008 provision was principally due to non-routine returns of obsolete product and product mix realignment by certain of our customers.  Also, the Company applies specific limits on product returns from customers, and evaluates return requests from customers relative to the Cold Remedy segment.

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

A one percent deviation for these consolidated reserve provisions for the years ended December 31, 2008, 2007 and 2006 would affect net sales by approximately $276,000, $348,000 and $318,000, respectively. A one percent deviation for cooperative incentive promotions reserve provisions for the years ended December 31, 2008, 2007 and 2006 could affect net sales by approximately $252,000, $323,000 and $298,000, respectively.

Income Taxes

The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises because the Company may incur substantial research and development costs in its Ethical Pharmaceutical segment.

Results of Operations

Year ended December 31, 2008 compared with same period 2007

Net sales for 2008 were $20,506,612 compared to $28,241,502 for 2007, reflecting a decrease of $7,734,890 or 27.4% in 2008.  Revenues, by segment, for 2008 were Cold Remedy, $18,185,510 and Contract Manufacturing, $2,321,102; as compared to 2007, when the revenues for each respective segment were $25,730,016 and $2,511,486.

The Cold Remedy segment reported a sales decrease in 2008 of $7,544,506 or 29.3%.  This decrease may be attributable to continued customer review of inventory levels and product mix particularly in light of current market and economic conditions including higher than normal product returns.  The cough/cold segment has been adversely affected in the past two cold seasons by the least incidence of colds by consumers in the last several years.  The 2008 sales activity reflects the market wide decrease in cold remedy product consumption as supported by recent IRI data, which was consistent throughout 2008. Cold-Eeze continues to compete with new products entering the category despite many of these products being without any evidence of clinical effectiveness, unlike Cold-Eeze which has been clinically proven to treat the common cold.

The Company is continuing to strongly support Cold-Eeze as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

The Contract Manufacturing segment refers to the third party sales generated by QMI.  In addition to the manufacture of the Cold-Eeze® product, QMI also manufactures a variety of hard and organic candies under its own brand names along with other products on a contract manufacturing basis for other customers.  Sales for this segment in 2008 decreased by $190,384 or 7.6%.

Consolidated cost of sales from continuing operations for 2008 as a percentage of net sales was 44.3%, compared to 34.3% for 2007.  The cost of sales percentage for the Cold Remedy segment increased in 2008 by 5.4% primarily due to higher than normal product returns along with product obsolescence costs in 2008, with these two items increasing 2008 cold remedy costs of sales by 6.4% over 2007.  The 2007 cost of sales also reflects a royalty charge which amounted to 1.2% of sales with no such expense in 2008 due to the expiration of the royalty agreement.

The 2008 gross margin was reduced due to decreased cold remedy product sales along with increased returns and costs of product obsolescence.  The 2008 margin was also impacted by reduced production in the Contract Manufacturing segment. In 2008, the Company recognized an impairment charge of $300,000 due to adverse profit margins related to the hard candy business of Quigley Manufacturing Inc. with such expense reflected in cost of sales.  In February 2009, the Company announced plans to discontinue its hard candy business resulting in the closure of the Elizabethtown, Pennsylvania, manufacturing location in 2009 and consolidate its manufacturing capabilities to one location in order to improve manufacturing efficiencies.  The facility located in Lebanon, Pennsylvania, currently manufactures the Cold-Eeze lozenge product and will continue to do so along with warehousing and distributing the Company’s range of cold remedy products.

Selling, marketing and administrative expenses for 2008 were $13,901,159 compared to $14,621,612 in 2007.  The decrease  in  2008  was  primarily  due  to  increased outside advertising, marketing and promotional costs of $1,548,937, primarily due to increased media advertising; decreased sales brokerage  commission costs of $252,000 due to less  2008 cold remedy sales;  payroll costs decreased by $1,100,000, mainly due to decreased 2008 general payroll and bonus costs; legal costs decreased by $455,000 and stock promotion decreased by $173,000.  Selling, marketing and administrative expenses, by segment, in 2008 were Cold Remedy $11,662,725; Pharma, $718,076; and Contract Manufacturing, $1,520,358; as compared to expenses in 2007 of $12,387,758, $602,409 and $1,631,445, respectively.

Research and development costs for 2008 and 2007 were $4,241,724 and $6,482,485, respectively.  Principally, the decrease in research and development expenditure was the result of decreased Pharma study costs of approximately $2,200,000 in 2008.

During 2008, the Company’s major operating expenses of salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $12,412,984 (68.4%) of the total operating expenses of $18,142,883, a decrease of 3.0% over the 2007 amount of $12,790,768 (60.6%) of total operating expenses of $21,104,097, largely the result of increased advertising and promotion, decreased brokers commission, decreased legal costs and decreased payroll costs in 2008.

Total assets of the Company at December 31, 2008 and 2007 were $24,368,631 and $33,501,921, respectively.  Working capital decreased by $4,505,948 to $14,071,676 at December 31, 2008.  The primary influences on working capital during 2008 were: the decrease in cash balances; decreased accounts receivable balances; decreased inventory on hand; decreased other liabilities and decreased advertising payable balances due to variations in advertising scheduling and strategies between years and related seasonal factors.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc. Darius, through its wholly-owned subsidiary, Innerlight Inc., constituted the Health and Wellness segment of the Company.  The divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription and other medicinal products.  The sale of this segment has been treated as discontinued operations and all periods presented have been reclassified.

Year ended December 31, 2007 compared with same period 2006

Net sales for 2007 were $28,241,502 compared to $26,850,030 for 2006, reflecting an increase of 5.2% in 2007.  Revenues, by segment, for 2007 were Cold Remedy, $25,730,016 and Contract Manufacturing, $2,511,486; as compared to 2006, when the revenues for each respective segment were $24,815,851 and $2,034,179.

The Cold Remedy segment reported a sales increase in 2007 of $914,165 or 3.7%. This increase reflects the launch of the Organix™ and Immune products in the third quarter 2007, contributing combined net sales of $2,017,316. Additionally, the Cold-Eeze price increase to the trade on July 1, 2007 contributed additional net sales amount of approximately $2,250,000. The 2007 sales activity indicates reduced unit sales of Cold-Eeze to retail which is reflective of IRI reports indicating a substantial decrease in unit consumption of Cold-Eeze in 2007, both in the fourth quarter and over the twelve month period.  Available IRI reports indicate that the 2007 cough/cold season had the lowest reported incidence of the common cold in over eight years, a factor which had consequences across the cough/cold category.  Revenues of this segment were also negatively impacted by the reduction in warehouse and retail inventory levels of several key retail outlets.  New competitor products continue to enter into the retail arena and vie for visibility in an already congested category.  Unlike Cold-Eeze, which is clinically proven to treat the common cold, many of these new products are without any evidence of clinical effectiveness.  The Company is continuing to strongly support Cold-Eeze as a clinically proven cold remedy product through in-store promotion, media advertising and the introduction of new flavors.

The Contract Manufacturing segment refers to the third party sales generated by QMI.  In addition to the manufacture of the Cold-Eeze® product, QMI also manufactures a variety of hard and organic candies under its own brand names along with other products on a contract manufacturing basis for other customers.  Sales for this segment in 2007 increased by $477,307 or 23.5%.

Cost of sales from continuing operations for 2007 as a percentage of net sales was 34.3%, compared to 34.7% for 2006.  The cost of sales percentage for the Cold Remedy segment decreased in 2007 by 1.6% primarily due to the impact of the discontinuation of the Company’s royalty obligations to the developers in May 2007, a favorable effect of 3.4% in 2007, the launch of the two new products and the impact of the Cold-Eeze price increase resulted in a combined increase in cost of 0.7% and the adverse impact of the coupon programs on cost of goods was 1.4%.

The 2007 and 2006 consolidated cost of sales were both favorably impacted as a result of the consolidation effects of the manufacturing facility as it relates to Cold-Eeze®.  These gross profit gains of the Cold Remedy segment were mitigated by substantially lower gross profit margins for the Contract Manufacturing segment, which is significantly lower than the other operating segments.

Selling, marketing and administrative expenses for 2007 were $14,621,612 compared to $14,921,437 in 2006.  The decrease  in  2007  was  primarily  due  to  decreased outside advertising product marketing and promotional costs of $2,054,000, primarily due to a reduction in media advertising with a change to various coupon programs the costs of which are accounted for as a reduction from sales.  Sales brokerage  commission costs increased by $275,000 due to increased 2007 cold remedy sales;  payroll costs increased by $1,157,000, mainly due to increased 2007 bonuses; legal costs increased by $127,000, insurance costs decreased by $419,000, stock promotion increased by $184,000.  Selling, marketing and administrative expenses, by segment, in 2007 were Cold Remedy $12,387,758; Pharma $602,409; and Contract Manufacturing $1,631,445; as compared to 2006 of $12,605,400, $743,465 and $1,572,572, respectively.

Research and development costs for 2007 and 2006 were $6,482,485 and $3,787,498, respectively.  Principally, the increase in research and development expenditure was the result of increased Pharma study costs of approximately $2,772,000 in 2007.

During 2007, the Company’s major operating expenses of salaries, brokerage commissions, promotion, advertising, and legal costs accounted for approximately $12,790,768 (60.6%) of the total operating expenses of $21,104,097, a decrease of 2.0% over the 2006 amount of $13,054,170 (69.8%) of total operating expenses of $18,708,935, largely the result of decreased advertising, increased brokers commission and increased payroll costs in 2007.

Total assets of the Company at December 31, 2007 and 2006 were $33,501,921 and $34,845,034, respectively.  Working capital decreased by $1,963,649 to $18,577,624 at December 31, 2007.  The primary influences on working capital during 2007 were: the decrease in cash balances, increased inventory on hand; increased accrued royalties and sales commissions as a result of  litigation between the Company and the developer of Cold-Eeze, increased other liabilities and decreased advertising payable balances due to variations in advertising scheduling and strategies between years and related seasonal factors.

Material Commitments and Significant Agreements

Effective October 1, 2004, the Company acquired certain assets and assumed certain liabilities of JoEl, Inc., the sole manufacturer of the Cold-Eeze® lozenge product.  As part of the acquisition, the Company entered into a loan obligation in the amount of $3.0 million payable to PNC Bank,  N.A. The loan was collateralized by mortgages on real property located in each of Lebanon, Pennsylvania and Elizabethtown, Pennsylvania and was used to finance the majority of the cash portion of the purchase price.  The Company could elect  interest  rate  options  of either the Prime Rate or LIBOR plus 200 basis points.  The loan was payable in eighty-four equal monthly principal payments of $35,714 commencing November 1, 2004, and such amounts payable were reflected in the consolidated balance sheet as current portion of long-term  debt  amounting  to  $428,571  and long-term  debt  amounting  to $1,035,715 at December 31, 2005.  The loan was completely repaid in 2006.  During the duration of the loan, the Company was in compliance with all related loan covenants.

With the exception of the Company’s Cold-Eeze® brand lozenge products and QMI’s sales to third party customers, the Company’s products are manufactured by outside sources.  The Company has agreements in place with these manufacturers, which ensure a reliable source of product for the future.

The Company has agreements in place with independent brokers whose function is to represent the Company’s Cold-Eeze® products, in a product sales and promotion capacity, throughout the United States and internationally.  The brokers are remunerated through a commission structure, based on a percentage of sales collected, less certain deductions.

The Company has maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, the Company must pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007.  However, the Company and the developer are in litigation and as such, no potential offset for these fees from such litigation has been recorded.  A founder’s commission totaling 5%, on sales collected, less certain deductions, has been paid to two of the officers of the Company, who are also directors and stockholders of the Company, and whose agreements expired in May 2005.  The expenses for the respective periods relating to such agreements amounted to zero, $293,266 and $1,153,354 for the year ended December 31, 2008, 2007 and 2006, respectively.   Amounts accrued for these expenses at December 31, 2008 and 2007 were $3,524,031 on both dates.

On February 24, 2009, The Quigley Corporation announced that it had signed a license with assignment of ownership agreement for its patented formulation QR-340 developed by its wholly owned subsidiary, Pharma. The compound has been clinically tested and shown to improve the appearance of scars in a comparative study. The Agreement is with Levlad, LLC/Natures Gate, a manufacturer and marketer of personal care products based on botanicals.

The general terms of the agreement allow the assignee to further refine, develop and commercialize the product with exclusivity and eventual full ownership of the patent within five years, beginning January 2009. The agreement is based on required royalty payments totaling $1.1 million to The Quigley Corporation over the time period. Under the terms of the agreement, if the minimum payments and terms are not met within the five year period, the Company retains full rights and ownership of the property. However, Levlad can continue to pay per unit royalties beyond five years for a non-exclusive license.

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the years ended December 31, 2008, 2007 and 2006, of $53,200, $68,436, and $60,735, respectively. The future minimum lease obligations under these operating leases are approximately $19,400.

Liquidity and Capital Resources

The Company had working capital of $14,071,676 and $18,577,624 at December 31, 2008 and 2007, respectively. Changes in working capital overall have been primarily due to the following items: cash balances decreased by $3,176,750; account receivable balances, net, decreased by $2,125,019 due to decreased cold remedy sales and effective collection practices; inventory decreased by $1,134,510 primarily due to reduced cold remedy sales and obsolescence provisions, other current liabilities decreased by $1,739,074 primarily due to reduced payroll, legal and research and development accruals; accrued royalties and sales commissions decreased by $67,768 largely due to decreased cold remedy sales. Total cash balances at December 31, 2008 were $11,956,796 compared to $15,133,546 at December 31, 2007.

Management believes that its strategy to establish Cold-Eeze® as a recognized brand name, its broader range of products, adequate manufacturing capacity, together with its current working capital, should provide an internal source of capital to fund the Company’s normal business operations.  The operations of the Company contribute to the current research and development expenditures of the Ethical Pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such research.  As research progresses on certain formulations, expenditures of the Pharma segment will require substantial financial support and would necessitate the consideration of other approaches such as licensing or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital or internal funding be insufficient, there is no guarantee that other financing resources will become available, thereby deferring future growth and development of certain formulations.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan,  the  current  president  of  Darius.  The  terms of  the agreement  include  a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Darius markets health and wellness products through its wholly-owned subsidiary, Innerlight Inc., which constituted the Health and Wellness segment of the Company.  Losses from this segment in recent times have reduced the resources available for the research and development activities of the Pharma segment.  Additionally, the divestiture of Darius will provide clarity to the Company’s strategic plan to focus its future endeavors in a pharmaceutical entity with OTC products and a pipeline of potential formulations that may lead to prescription and other medicinal products.  The sale of this segment has been treated as discontinued operations and all periods presented have been reclassified.

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

Contractual Obligations

The Company’s future contractual obligations and commitments at December 31, 2008 consist of the following:

	Payment Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Operating Lease Obligations	$19,406	$19,406	$-	$-	$-
Purchase Obligations	3,347,000	1,355,000	1,992,000	-	-
Research and Development	442,000	442,000	-	-	-
Advertising	1,920,173	1,920,173	-	-	-

Total Contractual Obligations	$5,728,579	$3,736,579	$1,992,000	$-	$-

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

Current economic conditions may cause a decline in business and consumer spending which could adversely affect the Company’s business and financial performance including the collection of accounts receivables, realization of inventory and recoverability of assets.  In addition, the Company’s business and financial performance may be adversely affected by current and future economic conditions, including due to a reduction in the availability of credit, financial market volatility and recession.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
Page

Balance Sheets as of December 31, 2008 and 2007	F-1

Statements of Operations for the years ended December 31, 2008, 2007, and 2006	F-2

Statements of Stockholders’ Equity for the years ended December 31, 2008, 2007, and 2006	F-3

Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	F-4

Notes to Financial Statements	F-5 to F-21

Responsibility for Financial Statements	F-22

Report of Independent Registered Public Accounting Firm Amper, Politziner & Mattia, LLP	F-23

    THE QUIGLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2008	December 31, 2007
CURRENT ASSETS:
Cash and cash equivalents	$11,956,796	$15,133,546
Accounts receivable (net of doubtful accounts of $131,162 and $178,144)	4,523,519	6,648,538
Inventory	3,001,001	4,135,511
Prepaid expenses and other current assets	1,185,113	810,106
Assets of discontinued operations	-	2,107,589
TOTAL CURRENT ASSETS	20,666,429	28,835,290

PROPERTY, PLANT AND EQUIPMENT – net	3,666,748	4,337,540

OTHER ASSETS:
Other assets	35,454	280,654
Assets of discontinued operations	-	48,437
TOTAL OTHER ASSETS	35,454	329,091

TOTAL ASSETS	$24,368,631	$33,501,921

                                          LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$693,839	$454,963
Accrued royalties and sales commissions	3,791,519	3,859,287
Accrued advertising	1,306,341	1,369,759
Other current liabilities	803,054	2,542,128
Liabilities of discontinued operations	-	2,031,529
TOTAL CURRENT LIABILITIES	6,594,753	10,257,666

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,554,436 and 17,499,186 shares	8,777	8,750
Additional paid-in-capital	37,599,405	37,535,523
Retained earnings	5,353,855	10,888,141
Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost	(25,188,159)	(25,188,159)
TOTAL STOCKHOLDERS’ EQUITY	17,773,878	23,244,255

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,368,631	$33,501,921

See accompanying notes to consolidated financial statements

    THE QUIGLEY CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	December 31, 2006
NET SALES	$20,506,612	$28,241,502	$26,850,030

COST OF SALES	9,093,593	9,685,361	9,305,132

GROSS PROFIT	11,413,019	18,556,141	17,544,898

OPERATING EXPENSES:
Sales and marketing	5,958,031	4,994,947	6,812,630
Administration	7,943,128	9,626,665	8,108,807
Research and development	4,241,724	6,482,485	3,787,498
TOTAL OPERATING EXPENSES	18,142,883	21,104,097	18,708,935

LOSS FROM OPERATIONS	(6,729,864)	(2,547,956)	(1,164,037)

OTHER INCOME (EXPENSE)
Interest income	320,062	691,684	726,627
Interest expense	-	-	(21,644)
TOTAL OTHER INCOME, NET	320,062	691,684	704,983

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(6,409,802)	(1,856,272)	(459,054)

INCOME TAXES	-	-	88,599

LOSS FROM CONTINUING OPERATIONS	(6,409,802)	(1,856,272)	(547,653)

DISCONTINUED OPERATIONS:
Gain on disposal of health and wellness operations	736,252	-	-

Income (Loss) from discontinued operations	139,264	(602,065)	(1,200,692)

NET LOSS	$(5,534,286)	$(2,458,337)	$(1,748,345)

(Loss) Earnings per common share:
Loss from continuing operations	$(0.50)	$(0.14)	$(0.04)
Income (Loss) from discontinued operations	$0.07	$(0.05)	$(0.10)
Net Loss	$(0.43)	$(0.19)	$(0.14)

Diluted earnings per common share:
Loss from continuing operations	$(0.50)	$(0.14)	$(0.04)
Income (Loss) from discontinued operations	$0.07	$(0.05)	$(0.10)
Net Loss	$(0.43)	$(0.19)	$(0.14)

Weighted average common shares outstanding:
Basic	12,877,983	12,728,706	12,245,073

Diluted	12,877,983	12,728,706	12,245,073

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock Shares	Issued Amount	Additional Paid-in- Capital	Treasury Stock	Retained Earnings	Total
Balance December 31, 2005	11,714,471	$8,180	$35,404,803	$(25,188,159)	$15,094,823	$25,319,647
Tax benefits from options, warrants & common stock			2,484,330			2,484,330
Tax benefit allowance			(2,484,330)			(2,484,330)
Proceeds from options and warrants exercised	1,011,155	505	1,957,630			1,958,135
Stock Cancellation	(40,993)	(20)	20			-
Net Loss					(1,748,345)	(1,748,345)
Balance December 31, 2006	12,684,633	8,665	37,362,453	(25,188,159)	13,346,478	25,529,437
Tax benefits from options, warrants & common stock			153,631			153,631
Tax benefit allowance			(153,631)			(153,631)
Proceeds from options and warrants exercised	168,500	85	173,070			173,155
Net Loss					(2,458,337)	(2,458,337)
Balance December 31, 2007	12,853,133	8,750	37,535,523	(25,188,159)	10,888,141	23,244,255
Tax benefits from options, warrants & common stock			67,717			67,717
Tax benefit allowance			(67,717)			(67,717)
Proceeds from options exercised	55,250	27	63,882			63,909
Net Loss					(5,534,286)	(5,534,286)
Balance December 31, 2008	12,908,383	$8,777	$37,599,405	$(25,188,159)	$5,353,855	$17,773,878

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
OPERATING ACTIVITIES:
Net loss	$(5,534,286)	$(2,458,337)	$(1,748,345)
Adjustments to reconcile net loss to net cash provided by continuing operations:
Loss on asset impairment	100,000	-	-
Depreciation and amortization	743,670	937,852	1,145,792
Loss on the sales of fixed assets	10,188	-	-
Bad debts provision	(403)	8,647	(14,901)
(Increase) decrease in assets:
Accounts receivable	2,125,436	(139,741)	1,282,751
Inventory	1,134,510	(781,098)	(88,188)
Prepaid expenses and other current assets	(375,007)	7,504	333,268
Other assets	245,200	(97,766)	(72,031)
Increase (decrease) in liabilities:
Accounts payable	238,876	(206,992)	120,415
Accrued royalties and sales commissions	(67,768)	342,788	494,548
Accrued advertising	(63,418)	(770,498)	(710,155)
Other current liabilities	(1,739,074)	1,288,253	(232,906)
Total adjustments	2,352,210	588,949	2,258,593
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(3,182,076)	(1,869,388)	510,248
INVESTING ACTIVITIES:
Capital expenditures	(199,764)	(521,287)	(587,642)
Proceeds from the sale of fixed assets	16,697	-	118,276
NET CASH FLOWS USED IN INVESTING ACTIVITIES	(183,067)	(521,287)	(469,366)

FINANCING ACTIVITIES:
Principal payments on debt	-	-	(1,464,286)
Stock options and warrants exercised	63,909	173,155	1,958,135
NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	63,909	173,155	493,849
DISCONTINUED OPERATIONS:
(Gain) Loss from discontinued operations	(875,516)	1,060,447	(628,000)
Proceeds from sale of discontinued operations	1,000,000	-	-
NET CASH FLOWS PROVIDED (USED) BY DISCONTINUED OPERATIONS	124,484	1,060,447	(628,000)
NET DECREASE IN CASH & CASH EQUIVALENTS	(3,176,750)	(1,157,073)	(93,269)
CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	15,133,546	16,290,619	16,383,888
CASH & CASH EQUIVALENTS, END OF PERIOD	$11,956,796	$15,133,546	$16,290,619

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$21,644
Taxes	$-	$-	$88,599

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

The Company, headquartered in Doylestown, Pennsylvania, is a leading manufacturer, marketer and distributor of a diversified range of homeopathic and health products which comprise the Cold Remedy and Contract Manufacturing segments.  The Company is also involved in the research and development of potential prescription and other medicinal products that comprise the Ethical Pharmaceutical segment.

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

Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze® lozenge product.  This manufacturing entity, now called Quigley Manufacturing Inc. (“QMI”), a wholly-owned subsidiary of the Company, will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze® products.  In addition, QMI produces a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.  On February 2, 2009, the Company announced its intention to close the Elizabethtown location of Quigley Manufacturing Inc., and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Quigley Pharma Inc. (“Pharma”), that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of research and development of potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  Pharma is currently undergoing research and development activity in compliance with regulatory requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.

On February 29, 2008, the Company sold Darius International Inc. (“Darius”) to InnerLight Holdings, Inc., whose major shareholder is Mr. Kevin P. Brogan, the then president of Darius.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight Inc. that constituted the Health and Wellness segment of the Company.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  Financial information related to this former segment is presented as Discontinued Operations.  See discussion in Note 3 to Consolidated Financial Statements.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capabilities and the requirements associated with the development of Pharma’s potential prescription drugs and other medicinal products in order to continue to compete on a national and international level.  The business development of the Company is dependent on continued conformity with government regulations, a reliable information technology system capable of supporting continued growth and continued reliable sources for product and materials to satisfy consumer demand.

The business of the Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company’s products. Cold-Eeze® is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company transactions and balances have been eliminated.  Effective March 31, 2004, the financial statements include consolidated variable interest entities (“VIEs”) of which the Company is the primary beneficiary.  (See discussion in Note 4, “Variable Interest Entity.”)

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

The Company is organized into three different but related business segments, Cold Remedy, Contract Manufacturing and Ethical Pharmaceutical. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive program costs, each segment applies a uniform and consistent method for making certain assumptions for estimating these provisions that are applicable to each specific segment. Traditionally, these provisions are not material to reported revenues in the Contract Manufacturing segments and the Ethical Pharmaceutical segment does not have any revenues.

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

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. The consolidated financial statements include a reserve for excess or obsolete inventory of $1,200,803 and $368,491 as of December 31, 2008 and 2007, respectively.  Inventories included raw material, work in progress and packaging amounts of approximately $975,000 and $1,197,000 at December 31, 2008 and December 31, 2007, respectively, with the remainder comprising finished goods.

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

The Company maintains cash and cash equivalents with several major financial institutions. Due to the nature of the funds maintained by the Company, all fund balances are completely guaranteed due to the Temporary Guarantee Program for Money Market Funds and the unlimited FDIC coverage available to non-interest bearing transaction accounts.  The Company will continue to monitor these programs as they contain future expiry dates and to limit the amount of credit exposure with any one financial institution.

Trade accounts receivable potentially subjects the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. The Company’s broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 48% for the year ended December 31, 2008, 49% for the year ended December 31, 2007, and 47% for the year ended December 31, 2006.  Customers comprising the five largest accounts receivable balances represented 55% and 40% of total trade receivable balances at December 31, 2008 and 2007, respectively.  During 2008, 2007 and 2006, effectively all of the Company’s revenues were related to domestic markets.

The Company’s revenues are currently generated from the sale of the Cold Remedy products which approximated 89%, 91% and 92% of total revenues in the twelve month periods ended December 31, 2008, 2007 and 2006, respectively. The Contract Manufacturing segment approximated 11%, 9% and 8% for the year ended December 31, 2008, 2007 and 2006, respectively.

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

Long-lived Assets

The Company reviews its long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future undiscounted cash flows.  In 2008, the Company recognized an impairment charge of $300,000 due to adverse profit margins related to the hard candy business of QMI with such expense reflected in cost of sales.

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the Contract Manufacturing segment, when the product is shipped to the customer.  Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The consolidated financial statements include reserves of $1,427,045 for future sales returns and $280,973 for other allowances as of December 31, 2008 and $295,606 and $347,103 at December 31, 2007, respectively. The reserves also include an estimate of the uncollectability of accounts receivable resulting in a reserve of $131,162 at December 31, 2008 and $178,144 at December 31, 2007.

Cost of Sales

For the Cold Remedy segment, in accordance with contract terms, payments calculated based upon net sales collected to the patent holder of the Cold-Eeze formulation and payments to the corporation founders (this agreement terminated in 2005) and developers of the final saleable Cold-Eeze product (this agreement terminated in 2007) amounting to zero, $293,266 and $1,153,354, respectively, at December 31, 2008, 2007 and 2006 are presented in the financial statements as cost of sales.

Operating expenses

Agreements relating to the Cold Remedy segment with a major national sales brokerage firm are for this firm to sell the manufactured Cold-Eeze product to our customers. Such related costs are presented in the financial statements as selling expenses.

Shipping and Handling

Product sales relating to the Cold Remedy and Contract Manufacturing segments carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue.  In all cases costs related to this revenue are recorded in cost of sales.

Stock Compensation

Stock options and warrants for purchase of the Company’s common stock have been granted to both employees and non-employees since the date the Company became publicly traded.  Options and warrants are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

No stock options were granted to employees and non-employees in 2008, 2007 and 2006, respectively.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the years ended December 31, 2008, 2007 and 2006 were $7,654,452, $7,290,065, and $7,703,426, respectively.  Included in prepaid expenses and other current assets was $241,971 and $158,428 at December 31, 2008 and 2007 relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for the years ended December 31, 2008, 2007 and 2006 were $4,241,724, $6,482,485 and $3,787,498, respectively.  Principally, research and development costs are related to Pharma’s study activities and costs associated with Cold-Eeze®.

Income Taxes

The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.  (See Note 13 – “Income Taxes” for further discussion.)

Effective January 1, 2007, the Company adopted Financial Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. The interpretation also provides guidance on derecognition, classification, interest and penalties, and other matters. The adoption did not have an effect on the consolidated financial statements.

As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.  Additionally, the Company has not recorded a liability for unrecognized tax benefits for December 31, 2008 and 2007.

The major jurisdiction for which the Company files income tax returns is the United States.  The Internal Revenue Service has examined the Company’s tax year ended September 30, 2005 and has made no changes to the filed tax returns.  The tax years 2004 and forward remain open to examination by the various taxing authorities to which the Company is subject.

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

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“FAS 160”).  FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations," (“SFAS 141R”) which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and interim periods within those fiscal years. The adoption of this standard will not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Sales of Darius in 2008 until date of disposal on February 29, 2008 and for the twelve month periods ended December 31, 2007 and 2006 were, respectively, $2,188,815, $11,233,879 and $15,274,940.  Net income (losses) for 2008 until date of disposal on February 29, 2008 and for the twelve month periods ended December 31, 2007 and 2006, were $139,264, ($602,065) and ($1,200,692), respectively.  Results of Darius are presented as discontinued operations in the Consolidated Statements of Operations and Cash Flows and in the Consolidated Balance Sheets. The major classes of balance sheet items of discontinued operations at December 31, 2007 were cash, inventory, prepaid expenses and other current liabilities.

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

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Consisted of the following as of:

	December 31, 2008	December 31, 2007
Land	$538,791	$538,791
Buildings and improvements	2,691,610	2,688,158
Machinery and equipment	4,933,197	4,988,292
Computer software	134,007	113,013
Furniture and fixtures	238,788	235,544
	8,536,393	8,563,798
Less: Accumulated depreciation	4,869,645	4,226,258
Property, Plant and Equipment, net	$3,666,748	$4,337,540

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $743,670, $937,852, and $1,145,792, respectively.  During the year ended December 31, 2008, the Company retired equipment with an original cost of approximately $127,169 and accumulated depreciation of approximately $100,283.  In addition, an amount of $100,000 was recorded during the year ended December 31, 2008 representing impairment costs of fixed assets at the Elizabethtown, Pennsylvania, manufacturing facility.

NOTE 6 – PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

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

The expense for the respective periods relating to this agreement amounted to zero, $293,266 and $1,153,354, for the years ended December 31, 2008, 2007 and 2006, respectively.  Amount accrued for this expense at December 31, 2008 and 2007 was $3,524,031, on both dates.

NOTE 7 – LONG-TERM DEBT

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

NOTE 8 – OTHER CURRENT LIABILITIES

Included in other current liabilities are $215,350 and $1,240,767 related to accrued compensation at December 31, 2008 and 2007, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the years  ended  December 31, 2008,  2007 and  2006, of  $53,200,  $68,436, and $60,735, respectively. The Company  has approximate future obligations over the next five years as follows:

Year	Research and Development	Property and Other Leases	Advertising	Product Purchases	Total
2009	$442,000	$19,406	$1,920,173	$1,355,000	$3,736,579
2010	-	-	-	1,321,000	1,321,000
2011	-	-	-	671,000	671,000
2012	-	-	-	-	-
2013	-	-	-	-	-
Total	$442,000	$19,406	$1,920,173	$3,347,000	$5,728,579

Additional advertising and research and development costs are expected to be incurred during the remainder of 2009.

During July 2008, the Company entered into an agreement with a vendor to purchase a minimum order of product, with the amount of approximately $3,347,000 remaining, over a three year period in its capacity as an exclusive reseller, marketer and distributor of a cough and cold product incorporating a patented, proprietary delivery system.

On July 2, 2008, the Company entered into an agreement with Dr. Richard Rosenbloom, Executive Vice President and Chief Operating Officer of Pharma, whereby the Company agreed to compensate Dr. Rosenbloom for assigning, to the Company, the entire right, title and interest in and to Dr. Rosenbloom’s concepts and/or inventions made prior to the date he became an employee of The Quigley Corporation.  In consideration of, and as full compensation for, the covenants made in the agreement, the Company shall pay Dr. Rosenbloom compensation in the amount of five percent (5%) of net sales collected, less certain deductions, of royalty bearing products.  This agreement has no current financial impact to the Company due to the absence of Pharma related sales.

The Company has had other contractual agreements.  (See Note 6.)

TESAURO AND ELEY, ET AL. VS. THE QUIGLEY CORPORATION
  (CCP of Phila., August Term 2000, No. 001011)

In September 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania.  The Complaint further alleges that the plaintiffs purchased certain Cold-Eeze products between August 1996, and November 1999, based upon cable television, radio and internet advertisements, which allegedly misrepresented the qualities and benefits of the Company's products.  The Complaint, as pleaded originally, requested an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action.  In October 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action.  The court sustained certain objections, thereby narrowing plaintiffs' claims.

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

The case commenced trial on February 2, 2009.  On February 6, 2009, the jury returned a verdict in favor of the Company on all counts.  Plaintiffs had to February 17, 2009, to file post-trial motions, the first step in the appeal process.  No post-trial motions were filed by the plaintiffs.  At this time the Company has no notice as to whether the plaintiffs will attempt to perfect an appeal.

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

The discovery phase of pre-trial discovery is nearing completion.  Defendants moved for partial summary judgment, and the Company filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2009.

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

THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST
UNION INSURANCE SERVICES AGENCY, INC.

The Quigley Corporation instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005.  The purpose of this suit was to maintain an action and toll the statute of limitation against The Quigley Corporation's insurance broker who failed to place excess limits coverage for the Company for the period from November 29, 2003 until April 6, 2004.  As a result of the defendant's failure to place insurance and to notify the Company of its actions, certain pending actions covered by the Company's underlying insurance at the present time may result in certain cases presently being defended by insurance counsel and the underlying insurance carrier to cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005.  Any case in which an alleged action arose by the use of COLD-EEZE Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

The Company's claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims based on the Company's undertaking of certain attorneys' fees and costs of settlement for claims that should have been covered by underlying insurance placed by Wachovia Insurance Services, Inc.

At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

TERMINATED LEGAL PROCEEDINGS

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

On September 5, 2007, the Company obtained a judgment in its favor, as a matter of law, and that decision was appealed to the Eighth Circuit Court of Appeals.  On August 13, 2008, the Eighth Circuit Court of Appeals upheld the judgment in favor of the Company.  The plaintiffs had until December 3, 2008 to file a Petition for Allocatur to the Supreme Court of the United States.  No Petition for Allocatur was filed in this case and the Company has a final judgment in its favor.

NOTE 10 – TRANSACTIONS AFFECTING STOCKHOLDERS’ EQUITY

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding.  Such shares are reflected as treasury stock and will be available for general corporate purposes.  From the initiation of the plan until December 31, 2008, 4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share.  No shares were repurchased during 2008 or 2007.

During the year ended December 31, 2008, a total of 55,250 options were exercised.

In July 2004, the Company announced that its Board of Directors had approved a distribution-in-kind to its stockholders of approximately 500,000 shares of common stock of Suncoast Naturals, Inc., now called Patient Portal Technologies, Inc. (OTCBB: PPRG), which it acquired through a sale of the Company’s 60% equity interest in Caribbean Pacific Natural Products, Inc. These shares were distributed on the basis of approximately .0434 shares of Suncoast common stock for each share of the Company’s common stock owned of record on September 1, 2004, with fractional shares paid in cash. As a result of the Company’s dividend-in-kind to stockholders and the issuance of 499,282 shares of common stock of Suncoast in September 2004, representing approximately two-thirds of its common stock ownership, the remaining 25,072 shares (250,718 reverse split 1 for 10 in September 2006)  and subsequent shares acquired through a conversion of Suncoast’s Preferred stock owned by the Company and now totaling 875,072 shares, owned by the Company which are valued at $26,455 and such amount is included in Other Assets in the Consolidated Balance Sheet at December 31, 2008.

NOTE 11 – STOCK COMPENSATION

Stock options for purchase of the Company’s common stock have been granted to both employees and non-employees. Options are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.

On December 2, 1997, the Company’s Board of Directors approved a new Stock Option Plan (“Plan”) which was amended in 2005 and provides for the granting of up to four million five hundred thousand shares of which 1,753,750 remain available for grant at December 31, 2008.  Under this Plan, the Company may grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option shall be exercisable more than ten years after the date of grant or five years where the individual owns more than ten percent of the total combined voting power of all classes of stock of the Company.  Stockholders approved the Plan in 1998.  No options were granted under this Plan during the years ended December 31, 2008, 2007 and 2006, respectively.

A summary of the status of the Company’s stock options and warrants granted to both employees and non-employees as of December 31, 2008, 2007 and 2006 and changes during the years then ended is presented below:

Year Ended December 31, 2008:

	Employees		Non-Employees		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(,000)	Price	(,000)	Price	(,000)	Price
Options/warrants outstanding
at beginning of period	1,967	$7.25	515	$9.42	2,482	$7.70
Additions/deductions:
Granted	-	-	-	-	-	-
Exercised	55	1.16	-	-	55	1.16
Cancelled	159	9.15	-	-	159	9.15
Options/warrants outstanding
at end of period	1,753	$7.27	515	$9.42	2,268	$7.76
Options/warrants exercisable
at end of period	1,753	$7.27	515	$9.42	2,268	$7.76
Weighted average fair value of
grants for the year	-	-	-	-	-	-
Price range of options/warrants:
Exercised	$ 0.81 - $ 1.26		-		$ 0.81 - $ 1.26
Outstanding	$ 0.81 - $13.80		$ 0.81 - $13.80		$ 0.81 - $13.80
Exercisable	$ 0.81 - $13.80		$ 0.81 - $13.80		$ 0.81 - $13.80

Year Ended December 31, 2007:

	Employees		Non-Employees		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(,000)	Price	(,000)	Price	(,000)	Price
Options/warrants outstanding
at beginning of period	3,072	$7.71	525	$9.42	3,597	$7.96
Additions/deductions:
Granted	-	-	-	-	-	-
Exercised	169	1.03	-	-	169	1.03
Cancelled	936	9.87	10	9.68	946	9.87
Options/warrants outstanding
at end of period	1,967	$7.25	515	$9.42	2,482	$7.70
Options/warrants exercisable
at end of period	1,967	$7.25	515	$9.42	2,482	$7.70
Weighted average fair value of
grants for the year	-	-	-	-	-	-
Price range of options/warrants:
Exercised	$ 0.81 - $ 1.26		-		$ 0.81 - $ 1.26
Outstanding	$ 0.81 - $13.80		$ 0.81 - $13.80		$ 0.81 - $13.80
Exercisable	$ 0.81 - $13.80		$ 0.81 - $13.80		$ 0.81 - $13.80

Year Ended December 31, 2006:

	Employees		Non-Employees		Total

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(,000)	Price	(,000)	Price	(,000)	Price
Options/warrants outstanding
at beginning of period	4,099	$6.28	525	$9.42	4,624	$6.64
Additions/deductions:
Granted	-	-	-	-	-	-
Exercised	1,012	1.94	-	-	1,012	1.94
Cancelled	15	7.24	-	-	15	7.24
Options/warrants outstanding
at end of period	3,072	$7.71	525	$9.42	3,597	$7.96
Options/warrants exercisable
at end of period	3,072	$7.71	525	$9.42	3,597	$7.96
Weighted average fair value of
grants for the year	-	-	-	-	-	-
Price range of options/warrants:
Exercised	$1.75 - $ 9.50		-		$1.75 - $ 9.50
Outstanding	$0.81 - $13.80		$0.81 - $13.80		$0.81 - $13.80
Exercisable	$0.81 - $13.80		$0.81 - $13.80		$0.81 - $13.80

The following table summarizes information about stock options outstanding and stock options exercisable, as granted to both employees and non-employees, at December 31, 2008:

	Employees			Non-Employees

		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
Range of	Number	Contractual	Average	Number	Contractual	Average
Exercise	Outstanding	Life	Exercise Price	Outstanding	Life	Exercise Price
Prices
$0.81 - $5.49	903,750	2.1	$3.90	75,000	2.6	$3.23
$8.11 - $13.80	1,099,500	6.0	$10.65	190,000	6.2	$11.09
	2,003,250			265,000

Options outstanding as of December 31, 2008 expire from April 6, 2009 through December 11, 2015, depending upon the date of grant.

The total intrinsic value of options exercised during the year ended December 31, 2008 was $207,154.  The aggregate intrinsic value of options outstanding and exercisable at December 31, 2008 was approximately $932,184.

NOTE 12 – DEFINED CONTRIBUTION PLANS

During 1999, the Company implemented a 401(k) defined contribution plan for its employees.  The Company’s contribution to the plan is based on the amount of the employee plan contributions and compensation.  The Company’s contribution to the plan in 2008, 2007 and 2006 was approximately $405,000, $456,000, and $449,000, respectively.  The plan was amended in October 2004 to accommodate the participation of employees of QMI.

NOTE 13 – INCOME TAXES

The provision (benefit) for income taxes, consists of the following:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Current:
Federal	$-	$-	$45,270
State	-	-	43,329
	$-	$-	$88,599
Deferred:
Federal	$(2,459,264)	$(111,384)	$(1,426,015)
State	(905,606)	(50,926)	106,354
	$(3,364,870)	$(162,310)	$(1,319,661)
Income Taxes from Continuing Operations before
Valuation Allowance	(3,364,870)	(162,310)	(1,231,062)

Change in Valuation Allowance	3,364,870	162,310	1,319,661

Income Taxes from Continuing Operations	-	-	88,599

Income Taxes from Discontinued Operations before
Valuation Allowance	1,227,674	89,468	94,012

Change in Valuation Allowance from Discontinued
Operations	(1,227,674)	(89,468)	(94,012)

Total	$-	$-	$88,599

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Statutory rate - Federal	$(2,179,333)	$(761,890)	$(359,299)
State taxes net of federal benefit	(597,700)	(33,611)	(98,792)
Permanent differences and other	(587,837)	633,192	(772,970)
Income tax from Continuing Operations before
Valuation Allowance	(3,364,870)	(162,310)	(1,231,061)

Change in Valuation Allowance	3,364,870	162,310	1,319,661

Income Taxes from Continuing Operations	-	-	88,599

Income Taxes from Discontinued Operations before
Valuation Allowance	1,227,674	89,468	94,012

Change in Valuation Allowance	(1,227,674)	(89,468)	(94,012)

Income Taxes from Discontinued Operations	-	-	-

Total	$-	$-	$88,599

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to the Company’s deferred tax assets are as follows:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Net operating loss carry-forward	$9,007,912	$5,731,224	$6,314,828
Consulting–royalty costs	1,430,524	1,739,375	1,457,076
Bad debt expense	55,476	109,532	107,498
Other	438,336	1,144,687	618,943
Valuation allowance	(10,932,248)	(8,724,818)	(8,498,345)
Total	$-	$-	$-

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,805,323 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards that currently approximate $21.8 million for federal purposes will be expiring through 2028.  Additionally, there are net operating loss carry-forwards of $20.9 million for state purposes that will be expiring through 2028.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

NOTE 14 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Since there is a large number of options and warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (millions, except earnings per share amounts):

	Year Ended			Year Ended			Year Ended
	December 31, 2008			December 31, 2007			December 31, 2006

	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(5.5)	12.9	$(0.43)	$(2.5)	12.7	$(0.19)	$(1.7)	12.3	$(0.14)
Dilutives:
Options and
Warrants	-	-		-	-		-	-
Diluted EPS	$(5.5)	12.9	$(0.43)	$(2.5)	12.7	$(0.19)	$(1.7)	12.3	$(0.14)

Options and warrants outstanding at December 31, 2008, 2007 and 2006 were 2,268,250, 2,482,000, and 3,597,000 respectively.  No options and warrants were included in the 2008, 2007 and 2006 computations of diluted earnings because the effect would be anti-dilutive due to losses in the respective years.

NOTE 15 – RELATED PARTY TRANSACTIONS

The Company may continue the process of acquiring licenses in certain countries through related party entities whose stockholders include Mr. Gary Quigley, a relative of the Company’s Chief Executive Officer. Fees amounting to zero, $45,750, $145,500 have been paid to a related entity during 2008, 2007 and 2006, respectively to assist with the regulatory aspects of obtaining such licenses.

NOTE 16 – SEGMENT INFORMATION

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

The Company’s operations are divided into three reportable segments as follows: The Quigley Corporation (Cold  Remedy), whose main product is Cold-Eeze®, a proprietary zinc gluconate glycine lozenge for the common cold; QMI (Contract Manufacturing), which is the production facility for the Cold-Eeze® brand lozenge product and also performs contract manufacturing services for third party customers together with third party sales of its own products; and Pharma, (Ethical Pharmaceutical), currently involved in research and development activity to develop patent applications for potential pharmaceutical products.  As discussed in Note 3 “Discontinued Operations”, the Company disposed of its Health and Wellness segment on February 29, 2008.

Financial information relating to 2008, 2007 and 2006 continuing operations by business segment follows:

As of and for the year
ended December 31,	Cold	Contract	Ethical	Corporate &
2008	Remedy	Manufacturing	Pharmaceutical	Other	Total
Revenues
Customers-domestic	$18,185,510	$2,321,102	$-	$-	$20,506,612
Inter-segment	$-	$4,381,085	$-	$(4,381,085)	$-
Segment operating profit (loss)	$(689,829)	$(1,293,592)	$(4,873,169)	$126,726	$(6,729,864)
Depreciation	$318,163	$425,507	$-	$-	$743,670
Capital expenditures	$62,682	$137,082	$-	$-	$199,764
Total assets	$26,459,739	$4,847,049	$-	$(6,938,157)	$24,368,631

As of and for the year
ended December 31,	Cold	Contract	Ethical	Corporate &
2007	Remedy	Manufacturing	Pharmaceutical	Other	Total
Revenues
Customers-domestic	$25,730,016	$2,511,486	$-	$-	$28,241,502
Inter-segment	$-	$6,660,694	$-	$(6,660,694)	$-
Segment operating profit (loss)	$4,801,260	$(279,816)	$(7,001,752)	$(67,648)	$(2,547,956)
Depreciation	$414,469	$523,383	$-	$-	$937,852
Capital expenditures	$187,137	$334,150	$-	$-	$521,287
Total assets	$32,838,899	$6,106,567	$-	$(5,443,545)	$33,501,921

As of and for the year
ended December 31,	Cold	Contract	Ethical	Corporate &
2006	Remedy	Manufacturing	Pharmaceutical	Other	Total
Revenues
Customers-domestic	$24,815,851	$2,034,179	$-	$-	$26,850,030
Inter-segment	$-	$6,596,371	$-	$(6,596,371)	$-
Segment operating profit (loss)	$3,588,285	$(432,911)	$(4,309,183)	$(10,228)	$(1,164,037)
Depreciation	$449,580	$696,212	$-	$-	$1,145,792
Capital expenditures	$562,144	$25,498	$-	$-	$587,642
Total assets	$38,125,367	$6,065,104	$-	$(9,345,437)	$34,845,034

NOTE 17 – QUARTERLY INFORMATION (UNAUDITED)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2008

Net Sales	$5,305,034	$2,068,285	$6,354,451	$6,778,842
Gross Profit	$3,569,518	$897,906	$4,082,239	$2,863,356
Administration	$2,508,206	$2,029,885	$1,661,555	$1,743,482
Operating expenses	$6,150,749	$3,860,982	$3,268,197	$4,862,955
(Loss) Income from operations	$(2,581,231)	$(2,963,076)	$814,042	$(1,999,599)
(Loss) Income from continuing operations	$(2,444,966)	$(2,878,696)	$879,102	$(1,965,242)
Net (Loss) Income	$(1,569,450)	$(2,878,696)	$879,102	$(1,965,242)

Basic EPS
(Loss) Income from continuing operations	$(0.19)	$(0.22)	$0.07	$(0.15)
Net (Loss) Income	$(0.12)	$(0.22)	$0.07	$(0.15)

Diluted EPS
(Loss) Income from continuing operations	$(0.19)	$(0.22)	$0.07	$(0.15)
Net (Loss) Income	$(0.12)	$(0.22)	$0.07	$(0.15)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2007

Net Sales	$6,149,951	$2,217,146	$9,131,610	$10,742,795
Gross Profit	$3,938,161	$995,331	$5,979,746	$7,642,903
Administration	$2,145,183	$2,436,408	$1,867,671	$3,177,403
Operating expenses	$5,787,398	$4,614,382	$4,750,979	$5,951,338
(Loss)Income from operations	$(1,849,237)	$(3,619,051)	$1,228,767	$1,691,565
(Loss) Income from continuing operations	$(1,640,785)	$(3,417,172)	$1,384,089	$1,817,596
Net (Loss) Income	$(1,928,206)	$(3,519,692)	$1,328,823	$1,660,738

Basic EPS
(Loss) Income from continuing operations	$(0.13)	$(0.27)	$0.11	$0.13
(Loss) Net Income	$(0.15)	$(0.28)	$0.10	$0.12

Diluted EPS
(Loss) Income from continuing operations	$(0.13)	$(0.27)	$0.11	$0.13
(Loss) Net Income	$(0.15)	$(0.28)	$0.10	$0.12

  FOURTH QUARTER SEGMENT DATA (UNAUDITED)

As of and for the three months ended December 31, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$6,272,586	$506,256	$-	$-	$6,778,842
Inter-segment	$-	$962,473	$-	$(962,473)	$-
Segment operating profit (loss)	$(760,315)	$(637,937)	$(787,130)	$185,783	$(1,999,599)
Depreciation	$76,485	$111,020	$-	$-	$187,505
Capital expenditures	$12,096	$38,356	$-	$-	$50,452

As of and for the three months ended December 31, 2007	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$10,072,442	$670,353	$-	$-	$10,742,795
Inter-segment	$-	$1,880,647	$-	$(1,880,647)	$-
Segment operating profit (loss)	$3,275,343	$(68,027)	$(1,839,786)	$324,035	$1,691,565
Depreciation	$104,775	$135,093	$-	$-	$239,868
Capital expenditures	$18,833	$61,215	$-	$-	$80,048

As of and for the three months ended December 31, 2006	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$10,697,062	$527,072	$-	$-	$11,224,134
Inter-segment	$-	$1,798,932	$-	$(1,798,932)	$-
Segment operating profit (loss)	$2,645,269	$(11,639)	$(1,420,522)	$326,644	$1,539,752
Depreciation	$97,637	$180,249	$-	$-	$277,886
Capital expenditures	$220,632	$7,604	$-	$-	$228,236

NOTE 18 – SUBSEQUENT EVENTS

On February 2, 2009, the Company announced its intention to close the Elizabethtown, Pennsylvania location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon, Pennsylvania location.  This consolidation will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

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

/s/ Guy J. Quigley	March 9, 2009
Guy J. Quigley, Chairman of the Board, (President, Chief Executive Officer)	Date

/s/ Gerard M. Gleeson	March 9, 2009
Gerard M. Gleeson, Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	Date

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Stockholders of The Quigley Corporation

We have audited the accompanying consolidated balance sheets of The Quigley Corporation as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  We also have audited The Quigley Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  The Quigley Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report.  Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quigley Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Quigley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Amper Politziner & Mattia LLP

Edison, New Jersey
March 9, 2009

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Controls and Procedures

As of December 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934.

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

Our internal control over financial reporting includes those policies and procedures that:

·	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

·
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

·	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. Our internal control over financial reporting has been audited by Amper, Politziner & Mattia, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

ITEM 9B.	OTHER INFORMATION

None
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2009 Annual Meeting of Stockholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits:
3.1	Articles of Incorporation of the Company, as amended, (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A filed on April 4, 1997).

3.2**	A complete copy of the by-laws of the Company as most recently amended on December 16, 2008, and as currently in effect.

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).

10.2
Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A filed on April 4, 1997).

10.3	Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A filed on April 4, 1997).

10.4
Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).

10.5
Amendment to the Rights Agreement, dated as of May 20, 2008 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 23, 2008).

10.6	Sale agreement of Darius to Innerlight Holdings, Inc. dated February 29, 2008 incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 3, 2008).

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of The Quigley Corporation.

23.1**	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm, dated March 9, 2009.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement
** Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUIGLEY CORPORATION

/s/ Guy J. Quigley	March 9, 2009
Guy J. Quigley, Chairman of the Board, President, Chief Executive Officer and Director	Date

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Guy J. Quigley	Chairman of the Board, President,	March 9, 2009
Guy J. Quigley	Chief Executive Officer and Director

/s/ Charles A. Phillips	Executive Vice President, Chief Operating	March 9, 2009
Charles A. Phillips	Officer and Director

/s/ Gerard M. Gleeson	Vice President, Chief Financial	March 9, 2009
Gerard M. Gleeson	Officer and Director (Principal Financial and Accounting Officer)

/s/ Jacqueline F. Lewis	Director	March 9, 2009
Jacqueline F. Lewis

/s/ Rounsevelle W. Schaum	Director	March 9, 2009
Rounsevelle W. Schaum

/s/ Stephen W. Wouch	Director	March 9, 2009
Stephen W. Wouch

/s/ Terrence O. Tormey	Director	March 9, 2009
Terrence O. Tormey