Form 10-Q
period 2009-03-31
QUIGLEY CORP
filed 2009-05-06
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of May 1, 2009, there were 12,908,383 shares of common stock, $.0005 par value per share, outstanding.

                                                                                                       Page No.
 PART I - Financial Information

Item 1.	Condensed Consolidated Financial Statements	3-14

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T.	Controls and Procedures	26

PART II - Other Information

Part I. Financial Information

Item 1.  Condensed Consolidated Financial Statements

 THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
ASSETS	(Unaudited)
CURRENT ASSETS:

Cash and cash equivalents	$12,244,227	$11,956,796
Accounts receivable (net of doubtful accounts of $140,942 and $131,162)	1,796,372	4,523,519
Inventory, net	3,245,648	3,001,001
Prepaid expenses and other current assets	732,511	1,185,113
TOTAL CURRENT ASSETS	18,018,758	20,666,429

PROPERTY, PLANT AND EQUIPMENT – net	3,580,866	3,666,748

OTHER ASSETS:
Other assets	35,454	35,454
TOTAL OTHER ASSETS	35,454	35,454

TOTAL ASSETS	$21,635,078	$24,368,631

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:

Accounts payable	$290,937	$693,839
Accrued royalties and sales commissions	3,633,887	3,791,519
Accrued advertising	1,092,438	1,306,341
Other current liabilities	1,043,003	803,054
TOTAL CURRENT LIABILITIES	6,060,265	6,594,753

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS’ EQUITY:

Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,554,436 and 17,554,436 shares	8,777	8,777
Additional paid-in-capital	37,599,405	37,599,405
Retained earnings	3,154,790	5,353,855
Less: Treasury stock, 4,646,053 and 4,646,053 shares, at cost	(25,188,159)	(25,188,159)
TOTAL STOCKHOLDERS’ EQUITY	15,574,813	17,773,878

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$21,635,078	$24,368,631

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31, 2009	March 31, 2008

NET SALES	$3,986,547	$5,305,034

COST OF SALES	1,634,334	1,735,516

GROSS PROFIT	2,352,213	3,569,518

OPERATING EXPENSES:
Sales and marketing	2,024,155	2,232,241
Administration	2,289,845	2,508,206
Research and development	248,439	1,410,302
TOTAL OPERATING EXPENSES	4,562,439	6,150,749

LOSS FROM OPERATIONS	(2,210,226)	(2,581,231)

INTEREST AND OTHER INCOME	11,161	136,265

LOSS FROM CONTINUING OPERATIONS BEFORE TAXES	(2,199,065)	(2,444,966)

INCOME TAXES (BENEFIT)	-	-

LOSS FROM CONTINUING OPERATIONS	(2,199,065)	(2,444,966)

DISCONTINUED OPERATIONS:
Gain on disposal of health and wellness operations	-	736,252

Income from discontinued operations	-	139,264

NET LOSS	$(2,199,065)	$(1,569,450)

Basic earnings per common share:
Loss from continuing operations	$(0.17)	$(0.19)
Income from discontinued operations	-	0.07
Net Loss	$(0.17)	$(0.12)

Diluted earnings per common share:
Loss from continuing operations	$(0.17)	$(0.19)
Income from discontinued operations	-	0.07
Net Loss	$(0.17)	$(0.12)

Weighted average common shares outstanding:
Basic	12,908,383	12,859,433

Diluted	12,908,383	12,859,433

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thre Months Ended
	March 31, 2009	March 31, 2008

NET CASH PROVIDED BY OPERATING ACTIVITIES	$358,758	$1,010,338

INVESTING ACTIVITIES:
Capital expenditures	(71,327)	(11,245)

NET CASH FLOWS USED IN INVESTING ACTIVITIES	(71,327)	(11,245)

FINANCING ACTIVITIES: Proceeds from exercises of options	-	7,911

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	7,911

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Gain from discontinued operations	-	(875,516)
Proceeds from sale of discontinued operations	-	1,000,000
NET CASH PROVIDED BY DISCONTINUED OPERATIONS	-	124,484

NET INCREASE IN CASH	287,431	1,131,488

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	11,956,796	15,133,546

CASH & CASH EQUIVALENTS, END OF PERIOD	$12,244,227	$16,265,034

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All inter-company transactions and balances have been eliminated.  Effective March 31, 2004, the financial statements include consolidated variable interest entities (“VIEs”) of which the Company is the primary beneficiary (see discussion in Note 4, “Variable Interest Entity”).  The business activity that gave rise to the VIE accounting was discontinued on March 31, 2008 and therefore this accounting requirement no longer impacts the financial statements of the Company.

On February 29, 2008, the Company sold Darius, the former health and wellness segment of the Company.  Results and balances associated with Darius are presented as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows.

These financial statements have been prepared by management without audit and should be read in conjunction with the Consolidated Financial Statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year or any other period.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. The consolidated financial statements include a specific reserve for excess or obsolete inventory of $1,025,358 and $1,200,803 as of March 31, 2009 and December 31, 2008, respectively.  Inventories included raw material, work in progress and packaging amounts of approximately $894,000 and $975,000 at March 31, 2009 and December 31, 2008, respectively, with the remainder comprising finished goods.

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

Trade accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. It is not anticipated that any one customer will exceed 10% of consolidated sales in 2009.  The Company’s broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy chains, five of which account for a significant percentage of sales volume, representing 42% of sales volume for each of the respective three month periods ended March 31, 2009 and 2008.  Customers comprising the five largest accounts receivable balances represented 44% and 46% of total trade receivable balances at March 31, 2009 and 2008, respectively. During the three month periods ended March 31, 2009 and 2008, all of the Company’s net sales for each period were related to domestic markets.

The Company’s revenues are currently generated from the sale of the Cold-Remedy products which approximated 84% and 89% of total revenues in the three month periods ended March 31, 2009 and 2008, respectively.  The revenues of the Contract Manufacturing segment approximated 16% and 11% of the Company’s revenues for the respective three month periods.

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

Long-lived Assets

The Company reviews its long-lived assets with definite lives for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future cash flows.  At December 31, 2008, the Company recognized an impairment charge of $300,000 due to adverse profit margins related to the hard candy business of QMI with such expense reflected in cost of sales.  No further charge was required during the first quarter of 2009.

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer, which for the Cold Remedy segment is the time the shipment is received by the customer and for the Contract Manufacturing segment, when the product is shipped to the customer.  Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period revenue. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances. The consolidated financial statements include reserves of $1,438,843 for future sales returns and $231,174 for other allowances as of March 31, 2009 and $1,427,045 and $280,973 at December 31, 2008, respectively.  The reserves also include an estimate of the uncollectability of accounts receivable resulting in a reserve of $140,942 and $131,162 at March 31, 2009 and December 31, 2008, respectively.

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

No stock options were granted in the three month periods ended March 31, 2009 and 2008.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising,  presented  as  part  of  sales  and  marketing expense;   cooperative  incentive promotions and coupon program expenses,  which  are accounted  for  as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three month periods ended March 31, 2009 and 2008 were $2,207,240 and $2,472,761, respectively.  Included in prepaid expenses and other current assets was $60,000 and $241,971 at March 31, 2009 and December 31, 2008, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for the three month periods ended March 31, 2009 and 2008 were $248,439 and $1,410,302, respectively.  Principally, research and development costs are related to Pharma’s study activities and costs associated with Cold-Eeze® products.

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

The tax years 2004-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock  (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Darius sales in 2008, until date of disposal on February 29, 2008, were $2,188,815.  Net income for 2008 until date of disposal on February 29, 2008 was $139,264.  Results of operations for Darius in 2008 are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows.

For the three months ended March 31, 2008, the Company recorded a gain on the disposal of Darius of $736,252, as a result of sales proceeds of $1,000,000 less residual investment of $5,000 and net assets of Darius of $258,748 on the date of sale, which are reported as discontinued operations.

NOTE 4 – VARIABLE INTEREST ENTITY

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

The Company has determined that the conditions that applied in the past giving rise to the application of FIN 46R to the relationship between the Company and Scandasystems no longer apply.  Therefore, effective with quarter ended March 31, 2008, Scandasystems balances are no longer consolidated with the Company’s financial results and balances.

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

The expenses for the respective periods relating to such agreement amounted to zero for each of the three month periods ended March 31, 2009 and 2008. Amounts accrued for these expenses at both March 31, 2009 and December 31, 2008 were $3,524,031.

NOTE 6 – OTHER CURRENT LIABILITIES

Included in other current liabilities are $516,121 and $215,350 related to accrued compensation at March 31, 2009 and December 31, 2008, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the three month periods ended March 31, 2009 and 2008 of $18,452 and $13,693, respectively. The Company has approximate future obligations over the next five years, including the remainder of 2009, as follows:

Year	Research and Development	Property and Other Leases	Product Purchases	Total
2009	$486,422	$11,089	$-	$497,511
2010	-	-	748,000	748,000
2011	-	-	1,321,000	1,321,000
2012	-	-	671,000	671,000
2013	-	-	-	-
Total	$486,422	$11,089	$2,740,000	$3,237,511

Additional research and development costs are expected to be incurred during the remainder of 2009.

During July 2008, the Company entered into an agreement with a vendor to purchase a minimum amount of product, over a three year period in its capacity as an exclusive reseller, marketer and distributor of a cough and cold product incorporating a patented, proprietary delivery system.  The total minimum commitment amounted to approximately $3,900,000 of which $2,740,000 remained as of March 31, 2009 as indicated in the table preceding.

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

See also Note 5 – Patent Rights and Related Royalty Commitments.

TERMINATED LEGAL PROCEEDINGS

TESAURO AND ELEY, ET AL VS. THE QUIGLEY CORPORATION
(CCP OF PHILA., AUGUST TERM 2000, NO. 001011)

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania.  The Complaint further alleges that the plaintiffs purchased certain Cold-Eeze® products between August 1996 and November 1999, based upon cable television, radio and internet advertisements, which allegedly misrepresented the qualities and benefits of the Company's products.  The Complaint, as pleaded originally, requested an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action.  In October 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action.  The court sustained certain objections, thereby narrowing plaintiffs' claims.

In May 2001, plaintiffs filed a motion to certify the putative class.  The Company opposed the motion.  In November 2001, the court held a hearing on plaintiffs' motion for class certification.  In January 2002, the court denied in part and granted in part plaintiffs' motion.  The court denied plaintiffs' motion to certify a class based on plaintiffs' claims under Pennsylvania consumer protection law, under which plaintiffs sought treble damages, effectively dismissing this cause of action; however, the court certified a class based on plaintiffs' secondary breach of implied warranty and unjust enrichment claims.  In August 2002, the court issued an order adopting a form of Notice of Class Action to be published nationally.  Significantly, the form of Notice approved by the court included a provision which limits the potential class members who may potentially recover damages in this action to those persons who present a proof of purchase of Cold-Eeze® during the period from August 1996 through November 1999.

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

This case was tried before a jury on February 2 through February 6, 2009, with the jury returning a verdict in favor of the Company on all counts.  No post-trial motions were filed and the plaintiffs did not perfect an appeal.  A final judgment has been taken on the jury verdict in favor of the Company.

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

Since the inception of the stock buy-back program in January 1998, the Board has subsequently increased the authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous shares outstanding.  Such shares are reflected as treasury stock and will be available for general corporate purposes.  From the initiation of the plan until March 31, 2009, 4,159,191 shares have been repurchased at a cost of $24,042,801 or an average cost of $5.78 per share.  No shares were repurchased during 2008 and  2009 to date.

During the three months ended March 31, 2009, no options were exercised, compared to 7,000 options exercised in the comparable 2008 period.

NOTE 9 – INCOME TAXES

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,805,323 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards that currently approximate $24.0 million for federal purposes will be expiring through 2029.  Additionally, there are net operating loss carry-forwards of $23.1 million for state purposes that will be expiring through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflects the results of continuing operations, is as follows (millions, except per share amounts):

	March 31, 2009			March 31, 2008
	Net Loss	Shares	EPS	Net Loss	Shares	EPS

Basic EPS	$(2.2)	12.9	$(0.17)	$(2.4)	12.8	$(0.19)
Dilutives:
Options/Warrants	-	-		-	-

Diluted EPS	$(2.2)	12.9	$(0.17)	$(2.4)	12.8	$(0.19)

Options and warrants outstanding at March 31, 2009 and 2008 were 2,113,750 and 2,475,000 respectively. They were not included in the computation of diluted earnings for the periods with a net loss because the effect would be anti-dilutive.

NOTE 11 – SEGMENT INFORMATION

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

Financial information relating to 2009 and 2008 continuing operations, by business segment, follows:

For the three months ended March 31, 2009	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$3,332,059	$654,488	$-	$-	$3,986,547
Inter-segment	$-	$385,148	$-	$ (385,148)	$-
Segment operating profit (loss)	$(1,564,219)	$(495,006)	$ (376,116)	$225,115	$(2,210,226)

For the three months ended March 31, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$4,712,134	$592,900	$-	$-	$5,305,034
Inter-segment	$-	$1,050,051	$-	$(1,050,051)	$-
Segment operating profit (loss)	$(817,838)	$(287,654)	$(1,578,718)	$102,979	$(2,581,231)

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

Effective October 1, 2004, the Company acquired substantially all of the assets of JoEl, Inc., the previous manufacturer of the Cold-Eeze® lozenge product.  This manufacturing entity, now called QMI, a wholly-owned subsidiary of the Company, will continue to produce lozenge product along with performing such operational tasks as warehousing and shipping the Company’s Cold-Eeze® products.  In addition, QMI, which is an FDA approved facility, has produced a variety of hard and organic candy for sale to third party customers in addition to performing contract manufacturing activities for non-related entities.  On February 2, 2009, the Company announced its intention to close the Elizabethtown location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation, which will be completed in the coming months, will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

The Cold-Remedy segment reported a decrease in net sales in the first quarter of 2009 as compared to the same period in 2008.  The decrease in net sales reflects a market-wide decrease in consumer purchases of cold remedy products as reported by Information Resources Inc., (“IRI”) data.  The decrease was also attributed to by historic lows in the incidence of cold by consumers and general economic weakness in the marketplace.   Sales activity for the first quarter of 2009 include that of the Kids-Eeze® Chest Relief product which was launched in August 2008.

The Contract Manufacturing segment reported an increase in third party net sales in the first quarter of 2009 as compared to such sales in the 2008 comparative period.  The primary function of the manufacturing segment is the production, warehousing and shipping of Cold-Eeze® related products.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc. The sale of this former business segment is reported as discontinued operations.

In January 2001, the Company formed an Ethical Pharmaceutical segment, Pharma, that is under the direction of its Executive Vice President and Chairman of its Medical Advisory Committee.  Pharma was formed for the purpose of developing potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  Pharma is currently undergoing research  and  development  activity  in  compliance  with regulatory  requirements. The Company is in the initial stages of what may be a lengthy process to develop these patent applications into commercial products.  The Company continues to invest significantly with ongoing research and development activities of this segment.The Company continues to invest significantly in ongoing research and development activities of this segment.  Such investment amounted to $248,439 in the first quarter of 2009, compared to $1,410,302 in the 2008 comparative period.  The decreased spending in the 2009 period was due to the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 with the study conclusion being awaited.

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

On February 2, 2009, the Company announced its intention to close the Elizabethtown location of QMI and discontinue the hard candy business resulting in the consolidation of manufacturing operations at the Lebanon location.  This consolidation, which will be completed in the coming months, will have no impact on the production or distribution of the Cold-Eeze® brand of cold remedy products.

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

•	A Patent (No. 7,175,987 B2) entitled “Compositions and Methods for The Treatment of Herpes.” The patent extends through November 5, 2021.

•	A Patent (No. 7,396,546 B2) entitled “Anti-Microbial Compositions and Methods of Using Same” The patent extends through August 6, 2021.

•	A Patent (No. 7,399,783 B2) entitled “Methods for the Treatment of Scar Tissue.” The patent extends through September 4, 2026.

•	A Patent (No. 7,405,046 B2) entitled “Compositions and Methods for Treatment of Rhinovirus.” The patent extends through August 6, 2021.

•	A Patent (No. 7,410,659 B2) entitled “Methods for the Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

•	A Patent (No. 7,435,725 B2) entitled “Oral Compositions and Methods for Prevention, Reduction and Treatment of Radiation Injury.” The patent extends through January 14, 2022.

•	A Mexican Patent (No. 236311) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2020.

·	A Mexican Patent (No. 259329) entitled “Nutritional Supplements and Methods for Prevention, Reduction, and Treatment of Radiation Injury” the patent extends through April 30, 2022.

·	A New Zealand Patent (No. 533439) entitled “Methods for The Treatment of Peripheral Neural and Vascular Ailments.” The patent extends through November 6, 2022.

·	A New Zealand Patent (No. 526041) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.” The patent extends through December 18, 2021.

·	A New Zealand Patent (No. 530187) entitled “Nutritional Supplements and Methods of Using Same.” The patent extends through August 6, 2022.

•	A New Zealand Patent (No. 537821) entitled “Anti-Microbial Compositions and Methods of Using Same.” The patent extends through July 23, 2023.

•	A New Zealand Patent (No. 532775) entitled “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” The patent extends through November 6, 2022.

•	An Australian Patent (No. 2002231095) entitled “Method and Composition for the Treatment of Diabetic Neuropathy.”The patent extends through December 18, 2021.

•	An Australian Patent (No. 2002352501) entitled “Method for The Treatment of Peripheral Neural and Vascular Ailments.”The patent extends through November 5, 2022.

•	An Australian Patent (No. 2002232464) entitled “Nutritional Supplements and Methods of Using Same.”The patent extends through August 5, 2022.

•	An Australian Patent (No. 2002365155) “Topical Compositions and Methods for Treatment of Adverse Effects of Ionizing Radiation,” the patent extends through November 5, 2022.

•	An Australian Patent (No. 2002309615) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through April 30, 2022.

•	A South African Patent (No. 2003/4247) entitled “Methods and Composition for the Treatment of Diabetic Neuropathy.”The patent extends through December 18, 2021.

•	A South African Patent (No. 2004/3364) “Nutritional Supplements and Methods for Prevention, Reduction and Treatment of Radiation Injury” the patent extends through May 1, 2022.

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

The Company also announced that in anticipation of receiving this IND, it had previously held its investigators meeting to organize its multi-center Phase IIb trials. This would allow the Company to begin these trials as soon as study drug is available.

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

The Study Chairman is Dr. Philip Raskin, Professor of Medicine University of Texas Southwestern Medical Center at Dallas, Texas. The study protocol was approved by the FDA as a part of Pharma’s IND submission and has been approved by the required Investigational Review Boards. The completion of the study is dependent upon enrollment rates that may affect the overall length of the study and the communication of its results.

In September 2007, the Company issued an update on a Phase IIb Clinical Study of QR-333 on Diabetic Peripheral Neuropathy.  The update on the study noted that over 100 subjects have been enrolled, 52 subjects have completed treatment and over 225 subjects have been screened for the Phase IIb study designed to evaluate the safety and efficacy of the topical formulation on subjects with diabetic peripheral neuropathy.  Subject screening and enrollment will continue to ensure an approximately 140 evaluable patient study population.  Once enrolled, subject treatment time is 12 weeks.  To date the in-progress safety profile for this study has been consistent with the findings from the favorable safety results of the previous human proof of concept study conducted in France.  Subsequently, in March 2008, the Company indicated that the number of subjects increased in the study.

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

On April 30, 2009, the Company announced that the Diabetic Peripheral Neuropathy Phase IIb clinical study demonstrated a significant improvement in two key measures of distal sensory nerve function in the group treated with QR-333. The compound was applied topically to the feet of subjects suffering from painful diabetic neuropathy and over the course of 12 weeks, significantly improved both maximal conduction velocity and compound sensory amplitude in the sural nerve.  The mean improvement in nerve conduction velocity exceeded the change considered by thought leaders to be “clinically meaningful” in clinical studies.  The sural nerve carries sensation from the feet and its pathology is the fundamental cause of foot pain and ultimately foot ulcers and amputation in some diabetic subjects.

These findings necessitate a change in the potential outlook for this investigational new drug. The Diabetic Peripheral Neuropathy market has significant unmet need for rational, mechanism-based drugs.  These clinically significant findings suggest disease modification in this (12 week) Phase IIb study.  The Company is aware that this is a finding in a subset of the patient population. Since the observations obtained from the study relate to positive effect on nerve functioning, the Company may, in the future, be focusing on a broader therapeutic area.

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

QR-340 – On February 24, 2009, the Company announced that it had signed a license with assignment of ownership agreement for its patented formulation QR-340 developed by its wholly owned subsidiary, Pharma.  The compound has been clinically tested and shown to improve the appearance of scars in a comparative study. The Agreement is with Levlad, LLC/Natures Gate, a manufacturer and marketer of personal care products based on botanicals.  The general terms of the agreement allow the assignee to further refine, develop and commercialize the product with exclusivity and eventual full ownership of the patent within five years, beginning January 2009. The agreement is based on required royalty payments totaling $1.1 million to the Company over the time period. Under the terms of the agreement, if the minimum payments and terms are not met within the five-year period, the Company retains full rights and ownership of the property. However, Levlad can continue to pay per unit royalties beyond five years for a non-exclusive license.

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

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 161 "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock  (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

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

At March 31, 2009 and December 31, 2008, the Company included reductions to accounts receivable for sales returns and allowances of $1,439,000 and $1,427,000, respectively, and cash discounts of $90,000 and $150,000, respectively. Additionally, current liabilities at March 31, 2009 and December 31, 2008 include $849,954 and $1,058,962, respectively, for cooperative incentive promotion costs.

Management believes there are no material charges to net income in the current period related to sales from a prior period.

Revenue

Provisions to reserves to reduce revenues for cold remedy products, with almost all of the revenues coming from products that do not have an expiration date, include the use of estimates, which are applied or matched to the current sales for the period presented. These estimates are based on specific customer tracking and an overall historical experience to obtain an effective applicable rate, which is tested on an annual basis and reviewed quarterly to ascertain the most applicable effective rate. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

A one percent deviation for these consolidated reserve provisions for the three month periods ended March 31, 2009, and 2008 would affect net sales by approximately $53,000 and $66,000, respectively. A one percent deviation for cooperative incentive promotion reserve provisions for the three month periods ended March 31, 2009 and 2008 would affect net sales by approximately $46,000 and $60,000, respectively.

Income Taxes

The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs in the Company’s Ethical Pharmaceutical segment.

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Net sales for the three month period ended March 31, 2009 were $3,986,547, reflecting a decrease of $1,318,487 over the net sales of $5,305,034 for the comparable three month period ended March 31, 2008.   The Cold Remedy segment reported net sales in the 2009 period of $3,332,059 a decrease of $1,380,075, or 29.3%, over the comparable 2008 period of $4,712,134.  The Contract Manufacturing segment reported third party net sales of $654,488 in the 2009 period compared to $592,900 in the comparable 2008 period, an increase of $61,588 or 10.4%.

The decrease in Cold Remedy net sales reflects a market-wide decrease in consumer purchases of cold remedy products as reported by IRI data.  The decrease was also attributed to by historic lows in the incidence of cold by consumers and general economic weakness in the marketplace.   Sales activity for the first quarter of 2009 include that of the Kids-Eeze® Chest Relief product which was launched in August 2008. The Company continues to strongly promote its cold remedy products through media and in-store along with direct-to-the-consumer programs.

Net sales of the Contract Manufacturing segment reported a small increase in 2009.  The primary purpose of the Contract Manufacturing segment is to manufacture, warehouse and distribute Cold-Eeze®.  Contract manufacturing is performed for non-related third party entities to compensate for the necessary fixed costs associated with this segment.

Cost of sales as a percentage of net sales for the three months ended March 31, 2009 was 41.0% compared to 32.7% for the comparable 2008 period, an increase of 8.3%.  The Cold Remedy segment’s cost of sales in the 2009 period was 32.6% compared to 28.9% in the 2008 comparable period, an increase of 3.7%.  Of this 3.7% increase, 2.2% was attributable to fluctuating components of the net sales between the periods such as cooperative incentive promotion and coupon costs, both a deduction from sales, with the effect of impacting the calculated cost of sales percentage.

The Contract Manufacturing segment contributed to the negative impact on cost of sales, influenced by production volume and fixed production costs.

Sales and marketing expense for the three month period ended March 31, 2009 were $2,024,155, a decrease of $208,086 over the comparable 2008 period amount of $2,232,241.   The decrease was primarily due to reduced media advertising expense in 2009 of approximately $194,000.

General and administration costs for the three month period ended March 31, 2009 was $2,289,845 compared to $2,508,206 for the 2008 period, a decrease of $218,361 between the periods.  The decrease in 2009 was primarily due to decreased payroll costs of approximately $407,000, largely the result of reduced executive salaries in 2009 and the absence of 2009 bonus costs.  Legal expenses increased in the 2009 period by approximately $201,000 due to the conclusion of certain litigation.

Research and development costs during the three months ended March 31, 2009 were $248,439 compared to $1,410,302 during the 2008 comparable period, reflecting a decrease in 2009 of $1,161,863, primarily as a result of decreased Pharma costs.  The decreased spending in the 2009 period was due to the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 with the study conclusion being awaited.

Liquidity and Capital Resources

The Company had working capital of $11,958,493 and $14,071,676 at March 31, 2009 and December 31, 2008, respectively.  Changes in working capital overall have been primarily due to the following items:  cash balances increased by $287,431; account receivable balances decreased by $2,727,147 due to seasonal factors and effective collection practices; inventory increased by $244,647; accrued advertising decreased by $213,903 due to the seasonal nature of the Cold-Remedy segment, accrued royalties, consulting fees and sales commissions decreased by $157,632 largely due to sales related seasonal factors.  Other current liabilities increased by $239,949 mainly due to increased payroll related balances.  Total cash balances at March 31, 2009 were $12,244,227 compared to $11,956,796 at December 31, 2008.

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

Capital Expenditures

Capital expenditures during the remainder of 2009 are not expected to be material.

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

Item 4T. Controls and Procedures

Based on their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief  Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.  In accordance with the Sarbanes-Oxley Act of 2002, as amended, the Company has included an assessment of its internal control over financial reporting and attestation from an independent registered public accounting firm in its Annual Reports on Form 10-K for the fiscal year ended December 31, 2008.  The Company has undergone an ongoing comprehensive effort in preparation for compliance with Section 404 of the Sarbanes-Oxley Act of 2002. This has involved the documentation, testing and review of our internal controls under the direction of senior management.

Part II.  Other Information

Item 1. Legal Proceedings

TERMINATED LEGAL PROCEEDINGS

TESAURO AND ELEY, ET AL VS. THE QUIGLEY CORPORATION
(CCP OF PHILA., AUGUST TERM 2000, NO. 001011)

In September, 2000, the Company was sued by two individuals (Jason Tesauro and Elizabeth Eley, both residents of Georgia), allegedly on behalf of a "nationwide class" of "similarly situated individuals," in the Court of Common Pleas of Philadelphia County, Pennsylvania.  The Complaint further alleges that the plaintiffs purchased certain Cold-Eeze® products between August 1996 and November 1999, based upon cable television, radio and internet advertisements, which allegedly misrepresented the qualities and benefits of the Company's products.  The Complaint, as pleaded originally, requested an unspecified amount of damages for violations of Pennsylvania's consumer protection law, breach of implied warranty of merchantability and unjust enrichment, as well as a judicial determination that the action be maintained as a class action.  In October 2000, the Company filed Preliminary Objections to the Complaint seeking dismissal of the action.  The court sustained certain objections, thereby narrowing plaintiffs' claims.

In May 2001, plaintiffs filed a motion to certify the putative class.  The Company opposed the motion.  In November 2001, the court held a hearing on plaintiffs' motion for class certification.  In January 2002, the court denied in part and granted in part plaintiffs' motion.  The court denied plaintiffs' motion to certify a class based on plaintiffs' claims under Pennsylvania consumer protection law, under which plaintiffs sought treble damages, effectively dismissing this cause of action; however, the court certified a class based on plaintiffs' secondary breach of implied warranty and unjust enrichment claims.  In August 2002, the court issued an order adopting a form of Notice of Class Action to be published nationally.  Significantly, the form of Notice approved by the court included a provision which limits the potential class members who may potentially recover damages in this action to those persons who present a proof of purchase of Cold-Eeze® during the period August 1996 through November 1999.

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

This case was tried before a jury on February 2 through February 6, 2009, with the jury returning a verdict in favor of the Company on all counts.  No post-trial motions were filed and the plaintiffs did not perfect an appeal.  A final judgment has been taken on the jury verdict in favor of the Company.

Item1A.  RISK FACTORS

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

Actions taken by stockholders may divert the time and attention of the Company's board of directors and management from its business operations.

Campaigns by investors to effect changes at publicly traded companies have increased in recent years. On April 6, 2009, Ted Karkus announced his plans to launch a proxy contest seeking to replace the board of directors of the Company.  This proxy contest could result in substantial expense to the Company and consume significant attention of its management and board of directors. Moreover, if the Company is unsuccessful in defeating this proxy contest, the Company may lose the services of key personnel.  The time and expense of the proxy contest, as well as the potential loss of experienced management, may have a material adverse effect on the Company's business and operations.

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

THE QUIGLEY CORPORATION

By:	/s/ Gerard M. Gleeson
	Name:	Gerard M. Gleeson
	Title:	Vice President, Chief Financial Officer

Date: May 6, 2009