Form 10-Q
period 2009-06-30
QUIGLEY CORP
filed 2009-08-14
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

  (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, "accelerated filer”, “non-accelerated filer"  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 14, 2009
Common Stock, $0.0005 par value	12,991,883

THE QUIGLEY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	December 31, 2008
ASSETS	(unaudited)

Cash and cash equivalents (Note 2)	$9,216,569	$11,956,796
Accounts receivable, net of doubtful accounts of $141,257 and $131,162, respectively (Note 2 )	152,811	4,523,519
Inventory, net (Note 2)	3,099,519	3,001,001
Prepaid expenses and other current assets	973,974	1,185,113
Assets held for sale (Note 2)	198,558	-
Total current assets	13,641,431	20,666,429

Property, plant and equipment, net of accumulated depreciation of $3,920,181 and $4,869,645, respectively (Note 2)	2,818,165	3,666,748

Other assets	35,454	35,454

	$16,495,050	$24,368,631

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES:
Accounts payable	$170,543	$693,839
Accrued royalties and sales commissions (Note 6)	3,598,987	3,791,519
Accrued advertising	664,693	1,306,341
Other current liabilities (Note 5)	1,094,147	803,054
Total current liabilities	5,528,370	6,594,753

COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS’ EQUITY:
Common stock, $.0005 par value; authorized 50,000,000; Issued: 17,575,164 and 17,554,436 shares (Note 7)	8,787	8,777
Additional paid-in-capital	37,616,184	37,599,405
Retained earnings (accumulated deficit)	(1,470,132)	5,353,855
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188,159)	(25,188,159)
Total stockholders’ equity	10,966,680	17,773,878

	$16,495,050	$24,368,631

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net sales (Note 2)	$1,747,835	$2,068,285	$5,734,381	$7,373,319

Cost of sales (Note 2)	1,456,763	1,170,379	3,091,098	2,905,895

Gross profit	291,072	897,906	2,643,283	4,467,424

Operating costs and expenses:
Sales and marketing	792,085	566,273	2,816,240	2,798,514
Administration	3,742,508	2,029,885	6,032,353	4,538,091
Research and development	385,832	1,264,824	634,271	2,675,126
	4,920,425	3,860,982	9,482,864	10,011,731

Loss from operations	(4,629,353)	(2,963,076)	(6,839,581)	(5,544,307)

Interest and other income	4,433	84,380	15,594	220,645

Loss from continuing operations before income taxes	(4,624,920)	(2,878,696)	(6,823,987)	(5,323,662)

Income taxes (benefits) (Note 8)	-	-	-	-

Loss from continuing operations	(4,624,920)	(2,878,696)	(6,823,987)	(5,323,662)

Discontinued operations (Note 3):
Gain on disposal of health and wellness operations	-	-	-	736,252
Income from discontinued operations	-	-	-	139,264

Net loss	$(4,624,920)	$(2,878,696)	$(6,823,987)	$(4,448,146)

Basic and diluted earnings per share
Loss from continuing operations	$(0.36)	$(0.22)	$(0.53)	$(0.42)
Income from discontinued operations	-	-	-	0.07
Net loss	$(0.36)	$(0.22)	$(0.53)	$(0.35)

Weighted average common shares outstanding
Basic and diluted	12,914,395	12,861,800	12,911,389	12,860,616

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(unaudited)

				Retained
			Additional	Earnings
	Common Stock	Par	Paid-In	(Accumulated	Treasury
	Shares	Value	Capital	Deficit)	Stock	Total

Balance at December 31, 2008	12,908,383	$8,777	$37,599,405	$5,353,855	$(25,188,159)	$17,773,878

Net loss				(6,823,987)		(6,823,987)
Proceeds from exercise of stock options	20,728	10	16,779			16,789
Tax benefits from exercise of stock options			33,391			33,391
Tax benefit allowance			(33,391)			(33,391)

Balance at June 30, 2009	12,929,111	$8,787	$37,616,184	$(1,470,132)	$(25,188,159)	$10,966,680

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended
	June 30, 2009	June 30, 2008

Cash flows from operating activities:
Net loss	$(6,823,987)	$(4,448,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	311,948	372,642
(Gain) loss on disposal of assets	(51,810)	27,039
Sales allowance and provision for bad debts	(152,827)	(391,451)
Inventory valuation provision	(153,772)	(199,725)

Changes in operating assets and liabilities:
Accounts receivable	4,523,535	5,451,466
Inventory	55,254	390,316
Accounts payable	(523,296)	(32,656)
Accrued royalties and sales commission	(192,532)	(348,169)
Accrued advertising	(641,648)	(421,190)
Other operating assets and liabilities, net	502,232	(2,042,458)
Net cash used in operating activities	(3,146,903)	(1,642,332)

Cash flows from investing activities:
Capital expenditures	(85,031)	(95,961)
Proceeds from the sale of fixed assets	74,624	16,220
Proceeds due from the sale of fixed assets	400,294	-
Net cash flows provided by (used in) investing activities	389,887	(79,741)

Cash flows from financing activities:
Proceeds from exercises of options	16,789	12,044
Net cash provided by financing activities	16,789	12,044

Net decrease in cash and cash equivalents	(2,740,227)	(1,710,029)

Cash and cash equivalents at beginning of period	11,956,796	16,085,282

Cash and cash equivalents at end of period	$9,216,569	$14,375,253

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Business

The Quigley Corporation (the “Company”), organized under the laws of the state of Nevada, is (i) a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public and (ii) engaged in the research and development of potential natural base health products, including but not limited to prescription medicines along with supplements and cosmeceuticals for human and veterinary use. The Company is organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. For the fiscal periods presented, the majority of the Company’s revenues have come from the Company’s cold remedy segment.

The Company’s principal cold-remedy product, Cold-EEZE®, a zinc gluconate glycine formulation (ZIGG™) is an over-the-counter consumer product used to reduce the duration and severity of the common cold.   The lozenge form of the product is manufactured by Quigley Manufacturing, Inc. (“QMI”), a wholly owned subsidiary of the Company.

In January 2001, the Company formed an ethical pharmaceutical segment, now known as Quigley Pharma, Inc. (“Pharma”), a wholly owned subsidiary of the Company.  The result of Pharma’s research and development activity may enable the Company to diversify its operations into the prescription drug market.

On February 29, 2008, the Company sold its wholly owned subsidiary, Darius International, Inc. (“Darius”), the former health and wellness segment of the Company (see Note 3), to InnerLight Holdings, Inc. (“InnerLight”).  On February 29, 2008, Kevin P. Brogan, the then president of Darius was a significant shareholder of InnerLight. In addition, Mr. Gary Quigley, an employee and stockholder of The Quigley Corporation and also the brother of Mr. Guy Quigley, the Company’s then Chairman, President and Chief Executive Officer (as well as a shareholder of The Quigley Corporation), became a significant shareholder of Innerlight either before or shortly after the sale of Darius.  Mr. Gary Quigley was also a principal of Scandasystems, Ltd., which entered into an agreement to receive royalties from Innerlight.

The results and balances associated with Darius are presented as discontinued operations in the condensed consolidated statements of operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months and six months ended June 30, 2009 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Use of Estimates
The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods.  Examples include the provision for bad debt, returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes and assumptions related to accrued advertising.  These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared.  Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis.  Actual results could differ from those estimates.

The Company is organized into three different but related business segments, (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. When determining the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), each segment applies a uniform and consistent method for making certain assumptions for estimating these provisions that are applicable to each specific segment. Traditionally, these provisions are not material to reported revenues in the contract manufacturing segment and the ethical pharmaceutical segment does not have any revenues.

Sales Allowances within the cold remedy segment include the use of estimates, which are applied or matched to the current sales for the period presented. These estimates are based on specific customer tracking and an overall historical experience to obtain an applicable effective rate. Estimates for sales returns are tracked at the specific customer level and are tested on an annual historical basis, and reviewed quarterly, as is the estimate for cooperative incentive promotion costs.  Cash discounts follow the terms of sales and are taken by virtually all customers.  Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions for any future returns or allowances, cash discounts and cooperative incentive promotion costs relative to net sales for the period presented are also performed.

Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents.  Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, inventory valuation reserves are established.  The consolidated financial statements include a specific reserve for excess or obsolete inventory of $1,047,031 and $1,200,803 as of June 30, 2009 and December 31, 2008, respectively.  Inventories included raw material, work in progress and packaging, aggregating approximately $775,000 and $975,000 at June 30, 2009 and December 31, 2008, respectively, with the remainder comprising finished goods.

Assets Held for Sale

During June 2009, the Company concluded the closing of the Company’s Elizabethtown manufacturing facility.   This resulted in the sale of this facility’s machinery and equipment, the proceeds of which are reflected as a non-trade receivable of $400,294 and included in prepaid expenses and other current assets at June 30, 2009.  In addition, the Company’s reported assets include Assets Held For Sale in the amount of $198,558 which relate to the Land and Buildings of the Elizabethtown location remaining unsold at June 30, 2009.  These assets have been recorded at their estimated fair value, less estimated costs to sell

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

As defined in SFAS No. 157, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the reported Assets Held For Sale was arrived at through bids generated from interested third party purchasers thereby relating to Level 3 fair value hierarchy.

Property, Plant  and Equipment
Property, plant and equipment is recorded at cost.  The Company uses a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - twenty to thirty-nine years; machinery and equipment - five to seven years; computer software - three years; and furniture and fixtures – seven years.

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

Trade accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral. It is not anticipated that any one customer will exceed 10% of net sales in fiscal 2009.  During the six month periods ended June 30, 2009 and 2008, all of the Company’s net sales for each period were related to domestic markets.

The Company’s revenues are currently generated from the sale of the cold remedy products, which approximated 79% and 85% of net sales in the six month periods ended June 30, 2009 and 2008, respectively.  Net sales of the contract manufacturing segment were approximately 21% and 15% of the Company’s net sales for the six month periods ended June 30, 2009 and 2008.

The primary revenue producing product of the Company’s cold remedy segment is the Cold-EEZE® zinc gluconate glycine lozenge product which is available in various flavors for purchase by the consumer at retail stores.  The Company also produces zinc private label lozenge products for sale to retail customers.  Net sales from zinc lozenge products accounted for 98.9% and 89.9% of the cold remedy segment net sales for the years ended December 31, 2008 and 2007, respectively.  These zinc lozenge products are manufactured by QMI.  The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required.  While the absence of a current raw materials or packaging source may cause short term interruption, identified alternative sources would fill the Company’s needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale.  Other products within the cold remedy segment such as Cold-EEZE® Sugarfree tablets, Kids-EEZE® Chest Relief and Immune Support Complex 10 are manufactured for the Company by third party contract manufacturers and while currently purchased from single sources do not constitute a material revenue risk to the Company if product availability was jeopardized.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Long-lived Assets
The Company reviews its carrying value of its long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When indicators of impairment exist, the Company determines whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts.  If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values.  The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with the Company’s business risk.  The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

At December 31, 2008, the Company recorded an impairment charge of $200,000, relative to inventory and a charge of $100,000 relative to land and building assets of the Company’s Elizabethtown manufacturing facility.  Both amounts were a  component of cost of sales and the charges were necessary, due to adverse profit margins related to the hard candy business.  As of June 30, 2009, at which time the Elizabethtown manufacturing facility was closed, the related impairment charge of $100,000 is reported as a reduction to the book value of the land and building asset of that location’s remaining asset.  The land and building are reported as an asset held for sale at June 30, 2009.

Revenue Recognition
Sales are recognized at the time ownership is transferred to the customer, which for the cold remedy segment is the time the shipment is received by the customer and for the contract manufacturing segment, when the product is shipped to the customer.  Sales are reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period sales. The Company analyzes historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the Sales Allowances.

Currently, the Company does not impose a period of time within which product may be returned.  All requests for product returns must be submitted to the Company for pre-approval.  The main components of the Company’s returns policy are: (i) the Company will accept returns that are due to damaged product that is un-saleable and such return request activity fall within an acceptable range, (ii) for products of the Company that have reached or exceeded designated expiration dates, (iii) in the event that the Company discontinues a product, the customer will have the right to return only such item that it purchased directly from the Company.  The Company will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”.   The Company will only accept return requests for product in its intended package configuration.  The Company reserves the right to terminate shipment of product to customers who have made unauthorized deductions contrary to the Company’s Return Policy or pursue other methods of reimbursement. The Company compensates the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange.  The Company does not have any significant product exchange history.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

The financial statements include Sales Allowances of $1,793,102 for future sales returns and $283,639 for other allowances as of June 30, 2009 and $1,427,045 for future sales returns and $280,973 for other allowances as of December 31, 2008.  Additionally, the allowance for doubtful accounts of $141,257 and $131,162 at June 30, 2009 and December 31, 2008, respectively include an estimate of the uncollectability of the Company’s accounts receivable.

Operating expenses
The Company has agreements with a major national sales brokerage firm under which this brokerage firm sells the Company’s products to our retail customers.  The compensation and related costs for the brokerage firm are classified as selling expenses.

Shipping and Handling
Product sales relating to the cold remedy and contract manufacturing segments include shipping and handling charges to the purchaser as part of the invoiced price and these charges are classified as sales.  In all cases shipping and handling costs related to these sales are recorded as cost of sales.

Stock Compensation
The Company recognizes all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values.     Fair values of stock options are determined through the use of the Black-Scholes option pricing model.  The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period.

Stock options and warrants for purchase of the Company’s common stock have been granted to both employees and non-employees since the date the Company became publicly traded.  Options and warrants are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.  No stock options or warrants to purchase the Company’s common stock has been granted since January 1, 2006.  As a consequence, there is no stock compensation expense for the three months or six month periods ended June 30, 2009 or 2008, respectively.

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as a component of sales and marketing expense; (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as a component of net sales; and (iii) free product, which is accounted for as a component of cost of sales.  Advertising and incentive promotion costs incurred for the three month periods ended June 30, 2009 and 2008 were $212,036 and $461,937, respectively.  Advertising and incentive promotion costs incurred for the six month  periods ended June 30, 2009 and 2008 were $2,448,918 and $2,934,698, respectively.  Included in prepaid expenses and other current assets was $39,998 and $241,971 at June 30, 2009 and December 31, 2008, respectively, relating to prepaid advertising and promotion expenses.

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three month periods ended June 30, 2009 and 2008 were $385,832 and $1,264,824, respectively.  Research and development costs for the six month cost for the periods ended June 30, 2009 and 2008 were $634,271 and $2,675,126, respectively.  Research and development costs are principally related to Pharma’s study activities and costs associated with the development of potential ethical pharmaceuticals and other related products.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

The three months and six months ended June 30, 2009 reported reduced research and development cost as compared to the three month and six months ended June 30, 2008 as a result of the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and a subsequent slowdown in related spending pending the availability of the final results of the study which were announced by the Company on July 22, 2009.

Income Taxes
The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 8).

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions.   The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement.

As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.  Additionally, the Company has not recorded a liability for unrecognized tax benefits.

The tax years 2005-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are reflected in the consolidated financial statements at carrying value which approximates fair value because of the short-term maturity of these instruments.

Recently Issued Accounting Standards
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.  51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“GAAP”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP FAS 157-4”), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB 157-4 is not expected to have a material impact on the Company’s financial position.

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.   The Company has adopted SFAS 165 for the period ended June 30, 2009.  As a consequence of the adoption of SFAS 165, the Company has evaluated subsequent events relating to the three months and six months ended June 30, 2009 through to and including August 14, 2009, the date of issue of the Company’s Condensed Consolidated Financial Statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 sets forth the authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities on a going-forward basis.  However, SFAS No. 168 is anticipated to only result in a change of accounting standards for nonpublic entities that have not previously applied the revenue recognition provisions of AICPA Technical Inquiry Service Section 5100.  The Company does not anticipate that SFAS No. 168 will have a material effect on its consolidated results of operations or financial condition.

Note 3 – Discontinued Operations

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  Darius was formed by the Company as a wholly own subsidiary in 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight, Inc.  The terms of the sale agreement included a cash purchase price of $1,000,000 by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  For the three months ended March 31, 2008, the Company recorded a gain on the disposal of Darius of $736,252 and classified the results of operations of Darius as discontinued operations.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Discontinued Operations - continued

Darius’ net sales for the period January 1, 2008 until date of disposal on February 29, 2008, were $2,188,815.  Net income for the period January 1, 2008 until date of disposal on February 29, 2008 was $139,264.  Results of operations for Darius in fiscal 2008 are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows.

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

Note 5 – Other Current Liabilities

At June 30, 2009 and December 31, 2008, included in other current liabilities are accrued compensation of $243,983 and $215,350, respectively.

Note 6 – Commitments and Contingencies

The Company maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, the Company agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007.  However, the Company and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded.

On July 2, 2008, the Company entered into an agreement with Dr. Richard Rosenbloom, Executive Vice President and Chief Operating Officer of Pharma, whereby the Company agreed to compensate Dr. Rosenbloom for assigning, to the Company, the entire right, title and interest in and to Dr. Rosenbloom’s concepts and/or inventions made prior to the date he became an employee of The Quigley Corporation.  In consideration of, and as full compensation for, the covenants made in the agreement, the Company agreed to pay Dr. Rosenbloom compensation in the amount of five percent (5%) of net sales collected, less certain deductions, of royalty-bearing products.  There have been no sales derived from royalty-bearing products to date.  As a consequence, the Company has not incurred or paid any compensation under this agreement.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Commitments and Contingencies - continued

In July 2008, the Company entered into an agreement with a vendor to purchase a minimum amount of product, over a three year period in its capacity as an exclusive reseller, marketer and distributor of a cough and cold product incorporating a patented, proprietary delivery system.  This agreement was amended in July 2009 resulting in (i) a reduction in the term of the agreement, (ii) reduction of the exclusivity coverage and (iii) an adjustment to the remaining purchase commitment to approximately $964,000 over the term of the contract.

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the three month periods ended June 30, 2009 and 2008 of $11,300 and $13,966, respectively.  Rent expense for the six month periods ended June 30, 2009 and 2008 were $29,752 and $27,659, respectively.  The Company has estimated future obligations over the next five years, including the remainder of 2009, as follows:

Year	Research and Development	Property and Other Leases	Advertising	Product and Other Purchases	Total
2009	$151,000	$2,772	$285,000	$460,683	$899,455
2010	-	-	650,000	866,221	1,516,221
2011	-	-	-	-	-
2012	-	-	-	-	-
2013	-	-	-	-	-
Total	$151,000	$2,772	$935,000	$1,326,904	$2,415,676

Additional research and development and advertising costs are expected to be incurred during the remainder of  fiscal 2009.

In April 2009, a group of shareholders in the Company, including Mr. Ted Karkus, (the “Karkus Group”) filed with the Securities and Exchange Commission a preliminary Proxy Statement proposing an alternative slate of board of directors for the Company (the “Alternative Ballot”)  to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 annual meeting of  stockholders, (“Annual Meeting”).

Stockholders of the Company were solicited by both the Company and the Karkus Group (the “Proxy Contest”) to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s Annual Meeting.

As a consequence of the Proxy Contest, the Company was involved in three litigation matters during the three months ending June 30, 2009 in the Unites States District Court for the Eastern District of Pennsylvania.   In The Quigley Corporation v. Karkus, et al., No.09-1725, and The Quigley Corporation v. Karkus, et al., 09-2438, the Company sought injunctive relief in federal court based on claims under the Securities Exchange Act of 1934 and rules promulgated thereunder.  In both cases, the court denied the relief requested following expedited proceedings. Both cases have been dismissed voluntarily. In the third matter, Karkus v. The Quigley Corporation, et al., No. 09-2239, Mr. Karkus sued the Company and its former Chief Executive Officer asserting violations of the Securities Exchange Act of 1934 and for alleged breach of fiduciary duty. This case, too, has been dismissed voluntarily.

As a consequence of the outcome of the Annual Meeting and the decision of the court, the slate of directors nominated pursuant to the Alternative Ballot was elected to the Board of Directors of the Company.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Transactions Affecting Stockholders’ Equity

Stockholder Rights Plan
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

Stock Repurchase Plan
Since the inception of a stock buy-back program in January 1998, the Board of Directors has subsequently increased the number of common shares repurchase authorization on five occasions, for a total authorized buy-back of 5,000,000 shares or approximately 38% of the previous common shares outstanding.  The  common shares acquired under the buy-back program are reflected as treasury stock and are available for general corporate purposes.  From the initiation of the stock buy-back program until June 30, 2009, 4,159,191 shares of the Company’s common stock were repurchased at a cost of $24,042,801, or an average cost of $5.78 per share.  No common shares were repurchased during fiscal 2008 or the six months ended June 30, 2009.

For the six months ended June 30, 2009 and 2008, the Company derived net proceeds of $16,541 and $12,020, respectively, as a consequence of the exercise of options to acquire 20,728 and 11,000, shares, respectively, of the Company’s common stock.

Note 8 – Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  SFAS No. 109 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company has further adopted the provisions of Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109.”  As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than  50  percent  likelihood  of  being  realized  upon  ultimate  settlement  with  the  relevant  tax  authority.  The Company’s assessments of its tax positions in accordance with FIN 48 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of June 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Income Taxes - continued

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2005 through 2008. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2005 through 2008. The Company is currently not under examination by the IRS or any state tax jurisdiction.

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6,838,714 are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  Consequently, these NOL’s will not be available to offset current income tax expense.  The net operating loss carry-forwards that currently approximate $28.6 million for federal purposes will be expiring beginning 2020 through 2029.  Additionally, there are net operating loss carry-forwards of $27.2 million for state purposes that will be expiring beginning 2018 through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,270 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

Note 9 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity. Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding at June 30, 2009 and 2008 were 1,752,022 and 2,471,000 respectively

Dilutive earnings per share for all periods presented is the same as basic earnings per share due to (i) the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share for the three months and six months ended June 30, 2009 and 2008 or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended June 30, 2009 and 2008, there were 241,108 and 301,090 Common Stock Equivalents, respectively, which were in the money, excluded from the earnings per share computation due to their dilutive effect.  For the six months ended June 30, 2009 and 2008, there were 229,744 and 293,169 Common Stock Equivalents, respectively, which were in the money, excluded from the earnings per share computation due to their dilutive effect.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Earnings (Loss) Per Share - continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflects the results of continuing operations, is as follows (millions, except per share amounts):

	Three Months Ended			Six Months Ended			Three Months Ended			Six Months Ended
	June 30, 2009			June 30, 2009			June 30, 2008			June 30, 2008
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(4.6)	12.9	$(0.36)	$(6.8)	12.9	$(0.53)	$(2.9)	12.9	$(0.22)	$(5.3)	12.9	$(0.42)
Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-	-	-	-

Diluted EPS	$(4.6)	12.9	$(0.36)	$(6.8)	12.9	$(0.53)	$(2.9)	12.9	$(0.22)	$(5.3)	12.9	$(0.42)

Note 10 – Segment Information

Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

The Company divides its operations into three reportable segments as follows:  (i) cold remedy, whose main product is Cold-EEZE®, a proprietary zinc gluconate glycine lozenge for the common cold; (ii) contract manufacturing, which is the manufacturing services provided to third party customers, and (iii) ethical pharmaceutical, currently involved in research and development activity to develop patent applications and innovations for potential pharmaceutical products.

The segment operating loss consists of the revenues generated by a segment, less the direct costs of revenue and selling, general and administrative costs that are incurred directly by the segment.  Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment.  These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 10 – Segment Information - continued

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements:

For the three months ended June 30, 2009	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$1,209,379	$538,456	$-	$-	$1,747,835

Segment operating loss	$(3,720,120)	$(369,095)	$(477,987)	$(62,151)	$(4,629,353)

For the six months ended June 30, 2009	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$4,541,437	$1,192,944	$-	$-	$5,734,381

Segment operating loss/profit	$(5,284,340)	$(864,100)	$(854,103)	$162,962	$(6,839,581)

For the three months ended June 30, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$1,532,445	$535,840	$-	$-	$2,068,285

Segment operating loss	$(1,138,800)	$(237,231)	$(1,425,378)	$(161,667)	$(2,963,076)

For the six months ended June 30, 2008	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Revenues
Customers-domestic	$6,244,579	$1,128,740	$-	$-	$7,373,319

Segment operating loss	$(1,956,638)	$(524,885)	$(3,004,096)	$(58,688)	$(5,544,307)

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.

General

The Quigley Corporation (the “Company”), headquartered in Doylestown, Pennsylvania, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products which comprise the cold remedy and contract manufacturing segments.  The Company is also involved in the research and development of potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use.

The Company’s primary business is the manufacture and distribution of over-the-counter cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of the Company’s key products in its cold remedy segment is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market.

The Company divides its operations into three reportable segments as follows:  (i) cold remedy, whose main product is Cold-EEZE®, (ii) contract manufacturing, which is the manufacturing services provided to third party customers, and (iii) ethical pharmaceutical, currently involved in research and development activity to develop patent applications and innovations for potential pharmaceutical products.   The Company manages each segment separately as a consequence of different marketing, service requirement, research and development, and distribution strategies for the respective segments.

See Note 10 to the Condensed Consolidated Financial Statements included in this report for a description of the operating results for each segment.

Recent Developments

Proxy Contest
In April 2009, a group of shareholders in the Company, including Mr. Ted Karkus, (the “Karkus Group”) filed with the Securities and Exchange Commission a preliminary Proxy Statement proposing an alternative slate of board of directors for the Company (the “Alternative Ballot”) to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 annual meeting of stockholders’ (“Annual Meeting”).  The reason for the Karkus Group’s Alternative Ballot was that the Karkus Group believed it was time for a change in the Company. The Alternative Ballot indicated, among other matters, that over the past three fiscal years, the Company’s management delivered declining revenues, declining gross and net profits (increasing net losses), declining stockholders’ equity, declining stock price, with excessive compensation paid to the Company’s  management and their family members.

Stockholders of the Company were solicited by both the Company and the Karkus Group (the “Proxy Contest”) to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s Annual Meeting.    The results were certified by the independent director of elections on June 1, 2009, showing that the Alternative ballot received more votes than the incumbent Ballot.  However, due to litigation initiated by the Company, the election was contested by the Company and made subject to a Standstill Order by a District Court Judge in the United States District Court for the Eastern District of Pennsylvania.  On Friday, June 12, 2009, the United States District Court for the Eastern District of Pennsylvania issued a decision and order rejecting the last of the Company’s challenges to the election results of the Annual Meeting.  As a consequence of this decision, the slate of directors nominated pursuant to the Alternative Ballot was elected to the Board of Directors of the Company.

On June 12, 2009, Mr. Guy Quigley, Chairman, President and Chief Executive Officer of the Company, resigned his positions with the Company.  Mr. Quigley’s resignation had been preceded by the resignation of Mr. Charles Phillips, formerly the Executive Vice President and Chief Operating Officer of the Company, effective May 29, 2009.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Additionally on June 12, 2009, following the seating of the newly elected board of directors of the Company, Mr. Karkus was elected Chairman of the Board of Directors and the board elected members to its audit committee, compensation committee, and corporate governance and nominating committee.  Subsequently, Mr. Karkus was appointed interim Chief Executive Officer of the Company effective June 18, 2009.  Effective July 15, 2009, the Company appointed (i) Mr. Karkus as the permanent Chief Executive Officer and (ii) Mr. Robert V. Cuddihy, Jr. as the Executive Vice President and Chief Operating Officer.

As a consequence of the Proxy Contest between the Incumbent Ballot and the Alternative Ballot, for the three months ended June 30, 2009 the Company charged to operations approximately $2.4 million in costs associated with the proxy solicitation and related litigation.

Manufacturing Facility Consolidation
The Company’s wholly owned subsidiary, Quigley Manufacturing, Inc. (“QMI”), produces the Cold-EEZE® lozenge products along with performing such operational tasks as warehousing and shipping the Company’s Cold-EEZE® and other cold remedy products.  Additionally, QMI maintains a United States Food and Drug Administration (“FDA”) approved facility that engages in contract manufacturing and distribution activities of lozenge-based products for unaffiliated third parties.  QMI also produces and sells therapeutic lozenges to whole sale and distribution outlets.  On February 2, 2009, the Company announced its intention to close QMI’s hard and organic candy production facility in Elizabethtown, PA and consolidate its manufacturing operations at its Lebanon, PA facility.  Effective in June 2009, the QMI Elizabethtown facility was closed and as a result QMI will evaluate opportunities to outsource the production of its organic candy products to third party contract manufacturers.  The QMI Lebanon facility continues its production and distribution of the Cold-EEZE® brand and other cold remedy products.  Total annualized cost savings to the Company as a result of this consolidation is estimated to be $750,000.

Research and Development
On April 30, 2009, the Company announced preliminary results that the Diabetic Peripheral Neuropathy Phase IIb clinical study demonstrated a significant improvement in two key measures of distal sensory nerve function in the group treated with its investigational new drug, QR-333. The compound was applied topically to the feet of subjects suffering from painful diabetic neuropathy and over the course of 12 weeks, significantly improved both maximal conduction velocity and compound sensory amplitude in the sural nerve.  The mean improvement in nerve conduction velocity exceeded the change considered by thought leaders to be “clinically meaningful” in clinical studies.  The sural nerve carries sensation from the feet and its pathology is the fundamental cause of foot pain and ultimately foot ulcers and amputation in some diabetic subjects.

On July 22, 2009, the Company announced the final results from its Phase IIb double-blind, placebo-controlled, study of topical compound QR-333 for the treatment of symptomatic diabetic peripheral neuropathy. The study was completed with fewer than expected evaluable patients with the final and comprehensive conclusions revealing that (i) the compound is safe and well tolerated, and (ii) there were nominal trends, but no statistical differences, between active and placebo groups for the primary and secondary endpoints measuring efficacy by (a) the reduction of pain, (b) symptomatic improvements, (c) improved quality of life and (d) improved sleep.

However, the Company is encouraged by the positive, clinical and statistically significant improvement for efficacy in sural nerve conduction velocity and amplitude unexpectedly found in a sub-set of the patient population.  Those data may indicate the potential benefit of this compound as a disease modifying agent which, if validated through additional clinical trials, potentially broadens the therapeutic market opportunity. Additional clinical work would be required and future study considerations might include, a longer duration period to improve patient compliance as well as an assessment of sural nerve function and measures of distal nerve sensory thresholds in the feet to provide more detail to the potential for disease modification. There can be no assurance the Company will undertake additional clinical studies or that the results thereof would lead to a marketable product that can achieve regulatory approvals.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

A preliminary analysis of the lack of adequate primary and secondary end point data indicates that the results may have been attributed to fewer then expected evaluable patients due to a shortage of drug and a high number of patients terminated early due to a lack of compliance with application and usage protocols.

All required end of study regulatory and reporting documentation and procedures will be completed. The Company will continue to consider licensing, partnering or collaborative relationship opportunities to further the development and potential commercialization of the QR-333 candidate and other formulations.

Ethical Pharmaceutical
The current activity of the Company’s wholly-owned subsidiary, Quigley Pharma Inc. (“Pharma”), is the research and development of potential natural base health products, including, but not limited to, prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  Research and development activities focus on the identification, isolation and direct use of active medicinal substances.  One aspect of Pharma’s research focus is on the potential synergistic benefits of combining isolated active constituents and whole plant components. The Company searches for new natural sources of medicinal substances from plants and fungi from around the world while also investigating the use of traditional and historic medicinals and therapeutics.  Pharma is currently undergoing research and development activity in compliance with regulatory requirements. The Company is in the initial stages of what may be a lengthy process to develop its patent applications into commercial products.  The Company has invested significantly in ongoing research and development activities.

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

The operations of the Company  support  the current research and development expenditures of the ethical pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such research. Such funding through equity means would result in the dilution of stockholder ownership in the Company.  Should research activity progress on certain formulations, resulting expenditures may require substantial financial support and  may necessitate the consideration of alternative approaches such as, licensing, joint venture, or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become  unattainable, such eventualities would likely result in the deferral or abandonment of future growth and development relative to current and prospective Pharma formulations.

The Company recently engaged an independent consultant to conduct a thorough review of the entire research and development portfolio of potential products in the Pharma pipeline.  The Company will wait for this review to be completed before determining the next steps in the development of products such as QR-333 and other product formulations still under development and/or testing phases.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Certain Risk Factors

The Company makes no representation that the FDA or any other regulatory agency will grant an Investigational New Drug (“IND”) or take any other action to allow its formulations to be studied or/and for any granted IND to be marketed.  Furthermore, no claim is made that potential medicine discussed herein is safe, effective, or approved by the FDA.  Additionally, data that demonstrates activity or effectiveness in animals or in vitro tests do not necessarily mean such formula test compound, referenced herein, will be effective in humans.  Safety and effectiveness in humans will have to be demonstrated by means of adequate and well controlled clinical studies before the clinical significance of the formula test compound is known.  Readers should carefully review the risk factors described in other sections of this filing as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

The Company is subject to federal and state laws and regulations adopted for the health and safety of users of the Company’s products. Cold-EEZE® is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the FDA and the Homeopathic Pharmacopoeia of the United States.

Future revenues, costs, margins, and profits will continue to be influenced by the Company’s ability to maintain its manufacturing availability and capacity together with its marketing and distribution capability and the requirements associated with the development of Pharma’s potential prescription drugs and other medicinal products in order to continue to compete on a national and international level.  The business development of the Company is dependent on continued conformity with government regulations, a reliable information technology system capable of supporting continued growth and continued reliable sources for product and materials to satisfy consumer demand.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions.  Those estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported revenues and expenses of the Company.   The Company’s significant accounting policies are described in Note 2 of Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I.   However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions.  These accounting estimates and disclosures have been discussed with the Audit Committee of the Company’s Board of Directors.  A discussion of the Company’s critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Sales Returns and Allowances
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

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The primary product in the cold remedy segment, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms. Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  The Company has recently added new products to the cold remedy segment such as Kids-EEZE® Chest Relief, ISC-10 immune product and Organix Organic Cough and Sore Throat Drops.  Each of these new products do carry shelf-life expiration dates for which the Company aggregates such new product market experience data and updates its sales returns and allowances estimates accordingly.

Currently, the Company does not impose a period of time within which product may be returned.  All requests for product returns must be submitted to the Company for pre-approval.  The main components of the Company’s returns policy are: (i) the Company will accept returns  that are due to damaged product that is un-saleable and such return request activity fall within an acceptable range, (ii) for products of the Company that have reached or exceeded designated expiration dates, (iii) in the event that the Company discontinues a product, the customer will have the right to return only such item that it purchased directly from the Company.  The Company will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”.   The Company will only accept return requests for product in its intended package configuration.  The Company reserves the right to terminate shipment of product to customers who have made unauthorized deductions contrary to the Company’s Return Policy or pursue other methods of reimbursement. The Company compensates the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange.  The Company does not have any significant product exchange history.

At June 30, 2009 and December 31, 2008, the Company included reductions to accounts receivable for sales returns and allowances of $1,793,000 and $1,427,000, respectively, and cash discounts of $73,000 and $150,000, respectively. Additionally, current liabilities at June 30, 2009 and December 31, 2008 include $499,305 and $1,058,962, respectively, for cooperative incentive promotion costs.

Revenue
Provisions to reduce revenues for cold remedy products include the use of estimates, which are applied or matched to the current sales for the period presented. These estimates are based on specific customer tracking and an overall historical experience to obtain an effective applicable rate, which is tested on an annual basis and reviewed quarterly to ascertain the most applicable effective rate. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

A one percent deviation for these consolidated allowance provisions for the three month periods ended June 30, 2009, and 2008 would affect net sales by approximately $28,000 and $26,000, respectively and the six month periods ended June 30, 2009 and 2008 by approximately $81,000 and $92,000. A one percent deviation for cooperative incentive promotion allowance provisions for the three month periods ended June 30, 2009 and 2008 would affect net sales by approximately $22,000 and $21,000, respectively, and the six month periods ended June 30, 2009 and 2008 by approximately $69,000 and $81,000, respectively

Income Taxes
The Company has recorded a valuation allowance against its net deferred tax assets.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs in the Company’s Ethical Pharmaceutical segment.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Results of Operations
Results from Operations for the Three months Ended June 30, 2009 as Compared to the Three Months Ended June 30, 2008

Net sales for the three months ended June 30, 2009 decreased by $320,450 to $1,747,835 as compared to $2,068,285 for the three months ended June 30, 2008.   For the three months ended June 30, 2009, the cold remedy segment reported net sales of $1,209,379 representing a decrease of $323,066, or 21.1%, as compared to net sales for three months ended June 30, 2008 period of $1,532,445.  The contract manufacturing segment reported net sales to third party customers of $538,456 for the three months ended June 30, 2009 period as compared to $535,840 for the three months ended June 30, 2008.

The decrease in the cold remedy segment net sales reflects a market-wide decrease in consumer purchases of cold remedy products at retail as reported by a third party data provider Information Resources, Inc. (“IRI”).  The decrease was also attributed to (i) historic lows in the incidence of colds by consumers and (ii) general economic weakness in the marketplace and (iii) the Company’s new products have experienced lower net sales than initial estimates and may require additional advertising and promotional support.   In addition to seasonal factors and weaknesses in the general market and consumer demand, the cold remedy segment sales for the three months ended June 30, 2009 period were also adversely impacted by unfavorable inventory management programs implemented by retail customers, and an increase in product return estimates due to pending product expiration dates,.  The increase in estimated sales returns is principally due to the most recent new product additions which carry shelf-life expiration dates such as Kids-EEZE® Chest Relief, ISC-10 immune product and Organix Organic Cough and Sore Throat Drops.  The aggregate reduction to net sales for the three month period ended June 30, 2009 as compared to the three month period ended June 30, 2008 for these three products was approximately $604,000.  The Company continues to strongly promote its cold remedy products through media and in-store marketing along with direct-to-the-consumer promotional programs.

Net sales of the contract manufacturing segment reported a small increase of $2,616 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.   Contract manufacturing is performed for non-related third party entities to produce lozenge-based products.   Fluctuations in net sales from period-to-period are a consequence of the manufacturing schedules required by its customers.

Cost of sales for the three months ended June 30, 2009 were $1,456,763 as compared to $1,170,379 for the three months ended June 30, 2008.  Gross margin for the three months ended June 30, 2009 was 16.7% as compared to 43.4% for the three months ended June 30, 2008, a decrease of 26.7%.  The cold remedy segment’s gross margin for the three months ended June 30, 2009 was 34.1% compared to 59.8% for the three months ended June 30, 2008, a decrease of 25.7%.  The decreased cold remedy gross margin of 25.7% for the three months ended June 30, 2009 as compared to the comparable period in 2008, was principally due to the adverse impact to net sales of the unfavorable retail inventory management programs implemented by retail customers and an increase in product return estimates for non-Cold-EEZE® products due to pending product expiration dates along  with charges related to obsolete inventory.

The contract manufacturing segment contributed a negative impact to 2009 cost of sales, influenced by lower production volume and fixed production costs which are factors of the seasonality of the Company’s sales activities.

Sales and marketing expense for the three months ended June 30, 2009 increased by $225,812 to $792,085, as compared to $566,273 for the three months ended June 30, 2008. The increase in sales and marketing expense was principally due to an increase in expenditures associated with product promotions and advertising.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General and administration expense for the three months ended June 30, 2009 increased $1,712,623 to $3,742,508 as compared to $2,029,885 for the three months ended June 30, 2008.  The increase in general and administration expense for the three months ended June 30, 2009 was principally due to the net effects of (i) an increase in stock promotion cost of approximately $2,400,000, relating to the Proxy Contest, offset by (ii) a decrease in personnel costs of approximately $376,798, principally as a consequence of a decrease in executive salaries and bonuses along with a decrease in legal costs of $173,969.

Research and development costs during the three months ended June 30, 2009 were $385,832 compared to $1,264,824 for the three months ended June 30, 2008.  The decrease of $878,992 in research and development costs for the three months ended June 30, 2009 period as compared to the three months ended June 30, 2008 was due to the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and a subsequent slowdown in related 2009 spending pending the availability of the final results of the study (see above for the results of the study).  Research and development costs are principally related to Pharma’s study activities and costs associated with the development of potential ethical pharmaceuticals and other related products.

Interest and other income for the three months ended June 30, 2009 were $4,433 as compared to $84,380 for the three months ended June 30, 2008.  The decrease of $79,947 for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was  due to the decrease in deposit interest rates and reducing bank balances during the three-month period.

As a result of the above, the net loss for the three month period ended June 30, 2009, was $4,624,920, or ($0.36) per share, as compared to a net loss of $2,878,696, or ($0.22) for the three months ended June 30, 2008.

Financial Condition and Results of Operations
Results from Operations for the Six months Ended June 30, 2009 as Compared to the Six Months Ended June 30, 2008

Net sales for the six month period ended June 30, 2009 decreased $1,638,938 to $5,734,381 as compared to net sales of $7,373,319 for the six months ended June 30, 2008.   The cold remedy segment reported net sales in the six months ended June 30, 2009 of $4,541,437, a decrease of $1,703,142, or 27.3%, as compared to net sales of $6,244,579 for six months ended June 30, 2008.  The contract manufacturing segment reported an increase in net sales of $64,204 to $1,192,944 for the six months ended June 30, 2009 as compared to $1,128,740 for the six months ended June 30, 2008.

Cold remedy net sales for the six month ended June 30, 2009 reflect the ongoing impact of the lower incidence of the common cold over the past several months which was apparent during the 2008/2009 cough cold season.  IRI reports during fiscal 2008 and continuing into fiscal 2009 indicated reduced unit consumption of Cold-EEZE® and considerable consumption fluctuations within the cough/cold retail category generally.  Additionally, the Company’s new products have experienced lower net sales than initial estimates and may require additional advertising and promotional support.  Cold remedy segment sales for the six months ended June 30, 2009 period were also adversely impacted by unfavorable inventory management programs implemented by retail customers and an increase in product returns due to pending product expiration dates,.  The increase in sales returns are principally due to the most recent new product additions which carry shelf-life expiration dates such as Kids-EEZE® Chest Relief, ISC-10 immune product and Organix Organic Cough and Sore Throat Drops.  The aggregate net sales decrease between the six months ended June 30, 2009 and the six months ended June 30, 2008 for these three products was approximately $709,000.  The Company continues to strongly promote its cold remedy products through media and in-store marketing along with direct-to-the-consumer promotional programs.

Net sales of the contract manufacturing segment reported a small increase of $64,204 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.  Contract manufacturing is performed for non-related third party entities to produce lozenge-based products.   Fluctuations in net sales from period-to-period are a consequence of the manufacturing schedules required by its customers.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cost of sales for the six months ended June 30, 2009 were $3,091,098 as compared to $2,905,895 for the six months ended June 30, 2008.  Gross margin for the six months ended June 30, 2009 was 46.1% compared to 60.6% for the six months ended June 30, 2008 period, a decrease of 14.5%.  The cold remedy segment’s gross margin decreased by 9.7% for the six months ended June 30, 2009 to 58.6% as compared to 68.3% for the six months ended June 30, 2008.  The decrease in gross margin for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 for the cold remedy segment principally due to the impact to net sales of the unfavorable inventory management programs implemented by retail customers and an increase in product return estimates for non-Cold-EEZE® products due to pending product expiration dates and charges related to obsolete inventory. The contract manufacturing segment had a negative impact to 2009 cost of sales which is a factor of lower production volume and fixed costs which are factors of the seasonality of the Company’s sales activities.

Sales and marketing expense for the six months ended June 30, 2009 increased $17,726 to $2,816,240, as compared to the six months ended June 30, 2008 of $2,798,514.   The increase in sales and marketing expense was primarily due to the net effect of (i) a reduction in sales broker costs, offset by, (ii) an increase in product promotion and advertising expense.

General and administration expense for the six month period ended June 30, 2009 increased by $1,494,262 to $6,032,353, compared to $4,538,091 for the six months ended June 30, 2008.  The increase in general and administration expense for the six months ended June 30, 2009 was principally due to the net effects of (i) an increase in stock promotion costs of $2,300,000, primarily related to the Proxy Contest, offset by, (ii) a decrease in personnel costs of $783,505 principally due to a decrease in executive salaries and bonuses.

Research and development expenses decreased by $2,040,855 to $634,271 for the six months ended June 30, 2009 as compared to $2,675,126 for the six months ended June 30, 2008.  The decreased spending for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was principally due to the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and a subsequent slowdown in related 2009 spending pending the availability of the final results of the study (see above for the results of the study). Research and development costs are principally related to Pharma’s study activities and costs associated with the development of potential ethical pharmaceuticals and other related products.

Interest and other income for the six months ended June 30, 2009 were $15,594 as compared to $220,645 for the six months ended June 30, 2008.  The decrease of $205,051 for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was due to decreased deposit interest rates and reducing bank balances during the six-month period.

On  February  29, 2008,  the  Company  sold  Darius  to  InnerLight Holdings, Inc.  For the three months ended March 31, 2008, the Company has classified the results from operations of this former business segment as discontinued operations.

As a result of the above, the net loss for the six month period ended June 30, 2009, was $6,823,987, or ($0.53) per share, as compared to a net loss of $4,448,146, or ($0.35) for the six months ended June 30, 2008.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Company’s working capital was $8,113,061 and $14,071,676 at June 30, 2009 and December 31, 2008, respectively.  Changes in  working  capital  for the six months ended June 30, 2009 were  primarily  due  to  (i) cash used in operations of $3,146,903 due to seasonal factors and approximately $2,400,000 of costs incurred as a consequence of the proxy contest, (ii) capital expenditures of $85,031, offset by, (iii) proceeds of $474,918 from the sale of fixed assets relating to the closure of the Elizabethtown facility of QMI in June 2009  and (iv) proceeds of $16,789 from the exercise of stock options.  Significant factors impacting working capital during the first six months of fiscal 2009 were the decrease in accounts receivable balances and reduced advertising accruals, both reflective of seasonal factors and that the second quarter has historically produced the least cold remedy sales and related activity during the Company’s fiscal year.  The aggregate cash and cash equivalents at June 30, 2009 were $9,216,569 compared to $11,956,796 at December 31, 2008.

Management believes that its strategy to establish Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital, should provide an internal source of capital to fund the Company’s normal business operations.  The operations of the Company support the current research and development expenditures of the ethical pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such research. Such funding through equity means would result in the dilution of stockholder ownership in the Company.  Should research progress on certain formulations, these expenditures may require substantial financial support and  may necessitate the consideration of alternative approaches such as, licensing, joint venture, or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, such eventualities would likely result in the deferral or abandonment of future growth and development relative to current and prospective Pharma formulations.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company’s (a) short-term or long-term liquidity, or (b) net sales or income from continuing operations.  Any challenge to the Company’s patent rights could have a material adverse effect on future liquidity of the Company; however, the Company is not aware of any condition that would make such an event probable.  The Company’s business is subject to seasonal variations thereby impacting liquidity and working capital during the course of the Company’s fiscal year.

Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, as previously discussed, the Company may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of the Company’s product marketing and promotion activities, (iii) additional research development activities for its Pharma segment and/or (iv) support current operations.  During recent months, there has been substantial volatility and a decline in the capital and financial markets due at least in part to the deteriorating global economic environment resulting in substantial uncertainty and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on the Company’s industry and business, including the Company’s financial condition, results of operations and cash flows.

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

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Capital Expenditures

Capital expenditures during the remainder of fiscal 2009 are not expected to be material.

Other

As a consequence of the recent Proxy Contest the former Chief Executive Officer and former Chief Operating Officer of the Company resigned without the benefit of a transition period between the effective date of their respective resignation and the recruitment of new management.  The Company has filled both these positions with personnel who are new to the Company. Due to the lack of continuity of management, with limited/no transition or consultation period with prior management, current management may have similar as well as different strategic vision and/or initiatives than that of previous management.

Due to the management changes, new management  is conducting a review of all of its documentation and structure of current and prior business dealings and transactions.  To date, new management has (i) retained a new marketing agency to assist the Company in the promotion of the Company’s products, (ii) retained a pharmaceutical research expert to assist the Company in its evaluation of its ethical pharmaceutical product development pipeline, (iii) restructured certain operations to eliminate redundant costs, and (iv) restructured certain vendor supply or service agreements  with terms more favorable to the Company.

New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.  51” (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the retained interest and gain or loss when a subsidiary is deconsolidated. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 with earlier adoption prohibited. The adoption of this standard has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“GAAP”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS 162 is effective 60 days following the SEC’s approval of PCAOB Auditing Standard No. 6, Evaluating Consistency of Financial Statements (AS/6). The adoption of FASB 162 is not expected to have a material impact on the Company’s financial position.

In April 2009 the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”  (“FSP FAS 157-4”), which clarifies the application of SFAS 157 when there is no active market or where the price inputs being used represent distressed sales. Additional guidance is provided regarding estimating the fair value of an asset or liability (financial and nonfinancial) when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  The adoption of FASB 157-4 is not expected to have a material impact on the Company’s financial position.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.   The Company has adopted SFAS 165 for the period ended June 30, 2009.  As a consequence of the adoption of SFAS 165, the Company has evaluated subsequent events relating to the three months and six months ended June 30, 2009 through to and including August 14, 2009.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 sets forth the authoritative U.S. generally accepted accounting principles to be applied by nongovernmental entities on a going-forward basis.  However, SFAS No. 168 is anticipated to only result in a change of accounting standards for nonpublic entities that have not previously applied the revenue recognition provisions of AICPA Technical Inquiry Service Section 5100.  The Company does not anticipate that SFAS No. 168 will have a material effect on its consolidated results of operations or financial condition.

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q (including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or the Company’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  You should not rely on forward-looking statements in this report.  Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words, although some forward-looking statements are expressed differently.  This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of the Company’s markets or other factors.  All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause the Company’s actual results as well as those of the markets it serves, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report.  You should also consider carefully the statements under other sections of this report that address additional factors that could cause our actual results to differ from those set forth in any forward-looking statements.  The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the loss of, or failure to replace, significant customers;
•	the loss of significant product vendors, raw material vendors or manufacturing sources;
•	the ineffectiveness of our sales and marketing strategies as pertains to the Company’s primary product Cold-EEZE®, particularly during the cough/cold season;
•	a cough/cold season with low levels of incidences of the common cold;

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

•
inability of the Company to develop existing or future formulations related to the ethical pharmaceutical segment due to inadequate funding, insufficient scientific data, lack of a sufficient market, or challenges to intellectual property;

•
changes to government regulations or actions by regulatory bodies such as the Food and Drug Administration, the Federal Trade Commission, the Consumer Product Safety Commission, the United States Department of Agriculture, the Unites States Environmental Protection Agency or the Occupational Safety and Health Administration;

•	the effective recruitment, integration and/or success of new key management following the recent Proxy Contest;
•	the inability to successfully resolve pending and unanticipated legal matters;
•	a continued downturn in industry and general economic or business conditions.

In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this report will prove to be accurate. We undertake no obligation to publicly update or revise any forward-looking statements, or any facts, events, or circumstances after the date hereof that may bear upon forward-looking statements.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company performed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

The Company does not expect that its disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that the Company has detected all of its control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Material Weaknesses
As a consequence of management’s review of its effectiveness of the design and operation of the disclosure controls and procedures, and management’s determination of the existence of material weaknesses, the Company’s management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.   A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material Weakness – Control environment
•        Lack of management continuity due to changes in executive management of the Company.  As a consequence of the recent Proxy Contest the former Chief Executive Officer and former Chief Operating Officer of the Company resigned without the benefit of a transition period between the effective date of their respective resignation and the recruitment of new management.  The Company has filled both these positions with personnel who are new to the Company. As a consequence of a lack of continuity of management with limited/no transition or consultation period with prior management, current management has concluded that this control deficiency constitutes a material weakness.

•        Lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.  As new management was installed by the Board of Directors, it was discovered during the second quarter of 2009 that the Company was either missing or lacked pertinent information regarding its operations, including but not limited to certain business commitments to product supply agreements, advertising programs, product placement initiatives and other promotional initiatives, and asset sales.  As a consequence of this lack of documentation or availability of documentation or records, management has concluded that this control deficiency constitutes a material weakness.

•        Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise in at least two significant areas (i) accounting for and the disclosure of complex transactions and (ii) the selection, monitoring and evaluation of certain vendors that provided services to Quigley Pharma.  The financial staff of the Company currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

The new management of the Company as part of their review of the Company’s internal control over financial reporting  identified  the above material weaknesses.  New management has not concluded their review and as this review continues additional material weaknesses may be identified.

Other matters
Furthermore, as previously reported by the Company, on May 19, 2009, Quigley Pharma’s Executive Vice President and Chief Operating Officer, Dr. Richard Rosenbloom was suspended from the Company for allegedly receiving payments from external sources, including vendors of the Company, without disclosure to the Company’s management.  On June 23, 2009, the Board of Directors of the Company agreed to reinstate Dr. Rosenbloom and to form a Special Committee of the Board of Directors to investigate the allegations with respect to Dr. Rosenbloom’s alleged receipt of payments and in due course to report its findings and recommendations to the full Board of Directors.  The Special Committee is in the preliminary stages of its investigation.

Remediation Plan for Material Weaknesses
The material weaknesses described above comprise control deficiencies that we discovered during the financial close process for the three months and six months ended June 30, 2009.

As the new management becomes familiar with the administration of the business of the Company, the Company will formulate a remediation plan and implement remedial action to address the above material weaknesses.  The initial remediation plan includes (i) obtaining and reviewing the underlying documentation for significant agreements, contracts, transactions and other material commitments entered into by the Company, (ii) the implementation of a training program for the Company’s financial staff, (iii) the addition of a financial and operations professional, Robert V. Cuddihy, Jr., to the Company’s executive management, (iv)  retention of outside financial consultants to augment the financial staff of the Company with certain subject matter expertise, (v) retention of outside consultants to augment Quigley Pharma staff with certain subject matter expertise and to conduct a thorough review of the entire research and development portfolio of potential products and (vi) the formation of the Special Committee Board of Directors to investigate the allegations with respect to Dr. Rosenbloom.

The Company believes that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting
The Company is currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting,” above. Those measures, described under “Remediation Plan for Material Weaknesses,” to be implemented during the third quarter of fiscal year 2009, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the three months or six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

In April 2009, a group of shareholders in the Company, including Mr. Ted Karkus, (the “Karkus Group”) filed with the Securities and Exchange Commission a preliminary Proxy Statement proposing an alternative slate of board of directors for the Company (the “Alternative Ballot”) to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 annual meeting of stockholders (“Annual Meeting”).

Shareholders of the Company were solicited by both the Company and the Karkus Group (the “Proxy Contest”) to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s Annual Meeting.

As a consequence of the Proxy Contest, the Company was involved in three litigation matters during the three months ending June 30, 2009 in the Unites States District Court for the Eastern District of Pennsylvania.   In The Quigley Corporation v. Karkus, et al., No.09-1725, and The Quigley Corporation v. Karkus, et al., 09-2438, the Company sought injunctive relief in federal court based on claims under the Securities Exchange Act of 1934 and rules promulgated thereunder.  In both cases, the court denied the relief requested following expedited proceedings. Both cases have been dismissed voluntarily. In the third matter, Karkus v. The Quigley Corporation, et al., No. 09-2239, Mr. Karkus sued the Company and its former Chief Executive Officer asserting violations of the Securities Exchange Act of 1934 and for alleged breach of fiduciary duty. This case, too, has been dismissed voluntarily.

As a consequence of the outcome of the Annual Meeting and the decision of the court, the slate of directors nominated pursuant to the Alternative Ballot was elected to the Board of Directors of the Company.

Item 1A.  Risk Factors

The Change in Executive Management Due to the Change in Management of the Company Resulting From the Recent Proxy Contest.

The recent Proxy Contest resulted in the resignation of the former Chief Executive Officer and former Chief Operating Officer of the Company with both these positions now being occupied by personnel who are new to the Company.  This change in management may cause some concern amongst vendors, customers, investors or stockholders during the period of time within which the new management becomes familiar with the administration of the business of the Company.

The Company Will Need to Obtain Additional Capital to Support Long-Term Product Development and Commercialization Programs.

The Company’s ability to achieve and sustain operating profitability depends in large part on the ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for prescription medications developed by Pharma, particularly in the United States and Europe.  There is no assurance that the Company will ever obtain such approvals or achieve significant levels of sales.  The current sales levels of Cold-EEZE® products may not generate all the funds the Company anticipates will be needed to support current plans for product development.

The Company may need to obtain additional financing to support the cold remedy segment and its long-term product development and commercialization programs.  Additional funds may be sought through public and private stock offerings, arrangements with corporate partners, borrowings under lines of credit or other sources and any equity financing would necessarily dilute stockholder ownership in the Company.  Access to, and availability of funding for such activities may prove difficult or unattainable due to, among other reasons, weak current and future economic conditions, reduction in the availability of credit, financial market volatility and current economic  recession.

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

Many of the foregoing factors are not within the Company’s control.  If additional funds are required and such funds are not available on reasonable terms, the Company may have to reduce its capital expenditures, scale back its development of new products, reduce its workforce and out-license to others, products or technologies that the Company otherwise would seek to commercialize itself.  Any additional equity financing will be dilutive to stockholders, and any debt financing, if available, may include restrictive covenants.  Should research activity progress on certain formulations, resulting expenditures may require substantial financial support and  may necessitate the consideration of alternative approaches such as, licensing, joint venture, or partnership arrangements that meet the Company’s long term goals and objectives.

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

The Company has identified material weaknesses in its internal control environment for the period from April 1, 2009 through June 30, 2009.

These material weaknesses, if not properly remediated, could result in material misstatements in the Company’s financial statements in future periods and impair its ability to comply with the accounting and reporting requirements applicable to public companies. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected by our internal controls.

In relation to the condensed consolidated financial statements for the period from April 1, 2009 through June 30, 2009, the Company identified material weaknesses in its internal control environment as follows: (i) lack of management continuity due to changes in executive management of the Company, (ii) lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company and (iii) lack of sufficient subject matter expertise in at least two significant areas (a) accounting for and the disclosure of complex transactions and (b) the selection, monitoring and evaluation of certain vendors that provided services to Quigley Pharma.

Following the identification of these material weaknesses, in the Company’s internal control environment, management took measures and plans to continue to take measures to remediate these weaknesses and deficiencies. However, the implementation of these measures may not fully address these weaknesses. A failure to correct these weaknesses or other control deficiencies or a failure to discover and address any other control deficiencies could result in inaccuracies in the Company’s condensed consolidated financial statements and could impair its ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis and could cause investors to lose confidence in the Company’s reported financial information, which could have a negative impact on our financial condition and stock price. Management of the Company identified the above material weaknesses as part of their review of the Company’s internal control over financial reporting.  Management has not concluded their review and as this review continues additional material weaknesses may be identified.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.   Defaults Upon Senior Securities.

Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Company was held on May 20, 2008 with 12,908,383 shares eligible to vote.

In April 2009, a group of shareholders in the Company, including Mr. Ted Karkus, (the “Karkus Group”) filed with the Securities and Exchange Commission a preliminary Proxy Statement proposing an alternative slate of board of directors for the Company (the “Alternative Ballot”) to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 Annual Meeting.  The reason for the Karkus Group’s Alternative Ballot was that the Karkus Group believed it was time for a change in the Company. The Alternative Ballot indicated, among other matters, that over the past three fiscal years, the Company’s management delivered declining revenues, declining gross and net profits (increasing net losses), declining stockholders’ equity, declining stock price with excessive compensation paid to the Company’s management and their family members.

Stockholders of the Company were solicited by both the Company and the Karkus Group to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s Annual Meeting.    The results were certified by the independent director of elections on June 1, 2009, showing that the Alternative ballot received more votes than the incumbent Ballot.  However, due to litigation initiated by the Company, the election was contested by the Company and made subject to a Standstill Order by a District Court Judge in the United States District Court for the Eastern District of Pennsylvania.  On Friday, June 12, 2009, the United States District Court for the Eastern District of Pennsylvania issued a decision and order rejecting the last of the Company’s challenges to the election results of the Annual Meeting.  As a consequence of the outcome of the Annual Meeting and the decision of the Court, the slate of directors nominated pursuant to the Alternative Ballot was elected to the Board of Directors of the Company.

At the Annual Meeting, the holders of 11,446,952 shares of the Company’s Common Stock were represented in person or by proxy, constituting a quorum.

The proposals put forth by the incumbent Board of Directors were:

(i)	To elect a Board of Directors to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

(ii)	To ratify the appointment of Amper, Politziner & Mattia, LLP as independent auditors for the year ending December 31, 2009.

For proposals (i) and (ii) above, the votes were cast as follows:
Proposal	Position	For	Against	Withhold Authority	Abstentions	Broker Non-Votes
(i) By nominee: Guy J. Quigley Charles A. Phillips Gerard M. Gleeson Jacqueline F. Lewis Rounsevelle W. Schaum Stephen W. Wouch Terrence O. Tormey	Chairman of the Board, President, CEO Executive Vice President, COO and Director Vice President, CFO and Director Director Director Director Director	5,480,597 5,479,497 5,478,397 5,477,297 5,476,197 5,475,097 5,473,997		144,636 145,736 146,836 147,936 149,036 150,136 151,236
(ii) Amper, Politziner & Mattia, LLP	Independent Auditors	11,357,522	26,050	-	63,380	-

The proposals put forth by the Shareholder Nominees were:

(i)
To elect Ted Karkus, Mark Burnett, John DeShazo, Mark Frank, Louis Gleckel, MD, Mark Leventhal and James McCubbin (collectively, the “Shareholder Nominees”) as the Company’s Board of Directors to serve for the ensuing year until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

(ii)	To ratify the appointment of Amper, Politziner & Mattia, LLP as independent auditors for the year ending December 31, 2009.

For proposals (i) and (ii) above, the votes were cast as follows:
Proposal	Position	For	Against	Withhold Authority	Abstentions	Broker Non-Votes
(iii) By nominee: Ted Karkus Mark Burnett John DeShazo Mark Frank Louis Gleckel, MD Mark Leventhal James McCubbin	Shareholder Nominee Shareholder Nominee Shareholder Nominee Shareholder Nominee Shareholder Nominee Shareholder Nominee Shareholder Nominee	5,801,486 5,801,245 5,801,004 5,800,763 5,800,522 5,800,281 5,800,040		20,233 20,474 20,715 20,956 21,197 21,438 21,679
(ii) Amper, Politziner & Mattia, LLP	Independent Auditors	11,357,522	26,050	-	63,380	-

Item 5.   Other Information

Not applicable

Item 6.  Exhibits

(1)	Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2)	Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(3)	Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(4)	Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(5)	Exhibit 10.1	Royalty Agreement between The Quigley Corporation and Dr. Richard Rosenbloom

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE QUIGLEY CORPORATION

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2009

By:	/s/ Gerard M. Gleeson
Gerard M. Gleeson
Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 14, 2009