Form 10-Q
period 2009-09-30
QUIGLEY CORP
filed 2009-11-13
CIK 868278

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

 (Mark One)

☒                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2009

OR

☐                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

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

(Address of principal executive office)                                           (Zip Code)

(215) 345-0919

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding  12 months (or shorter period that the registration was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, "accelerated filer”, “non-accelerated filer"  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2009
Common Stock, $0.0005 par value	13, 033,383

THE QUIGLEY CORPORATION AND SUBSIDIARIES

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30, 2009	December 31, 2008
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$8,945	$11,957
Accounts receivable, net of doubtful accounts of $12 and
$131, respectively (Note 2)	2,487	4,524
Inventory, net (Note 2)	3,180	3,001
Prepaid expenses and other current assets	633	1,185
Assets held for sale (Note 2)	199	-
Total current assets	15,444	20,667

Property, plant and equipment, net of accumulated depreciation
of $4,000 and $4,870, respectively (Note 2)	2,710	3,667
Other assets	34	35
	$18,188	$24,369

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$346	$694
Accrued royalties and sales commissions (Note 5)	3,719	3,792
Accrued advertising	826	1,306
Other current liabilities	1,020	803
Total current liabilities	5,911	6,595

Commitments and contigencies (Note 5)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000;
issued: 17,679,436 and 17,554,436 shares, respectively (Note 6)	9	9
Additional paid-in-capital	37,725	37,599
Retained earnings (deficit)	(269)	5,354
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
Total stockholders' equity	12,277	17,774
	$18,188	$24,369

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net sales (Note 2)	$4,977	$6,354	$10,712	$13,728

Cost of sales (Note 2)	1,362	2,272	4,454	5,178

Gross profit	3,615	4,082	6,258	8,550

Operating costs and expenses:
Sales and marketing	607	652	3,424	3,450
Administration	1,470	1,661	7,502	6,200
Research and development	341	955	975	3,630
	2,418	3,268	11,901	13,280

Income (loss) from operations	1,197	814	(5,643)	(4,730)

Interest and other income	5	65	20	286

Income (loss) from continuing
operations before income taxes	1,202	879	(5,623)	(4,444)

Income tax (benefit) (Note 7)	-	-	-	-

Income (loss) from continuing operations	1,202	879	(5,623)	(4,444)

Discontinued operations (Note 3):
Gain on disposal of health and wellness operations	-	-	-	736
Income from discontinued operations	-	-	-	139
Net income (loss)	$1,202	$879	$(5,623)	$(3,569)

Basic earnings per share
Income (loss) from continuing operations	$0.09	$0.07	$(0.43)	$(0.35)
Income from discontinued operations	-	-	-	0.07
Net income (loss)	$0.09	$0.07	$(0.43)	$(0.28)

Diluted earnings per share
Income (loss) from continuing operations	$0.09	$0.07	$(0.43)	$(0.35)
Income from discontinued operations	-	-	-	0.07
Net income (loss)	$0.09	$0.07	$(0.43)	$(0.28)

Weighted average common shares outstanding
Basic	12,996	12,885	12,940	12,869
Diluted	13,110	13,140	12,940	12,869

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF
STOCKHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

				Retained
			Additional	Earnings
	Common Stock	Par	Paid-In	(Accumulated	Treasury
	Shares	Value	Capital	Deficit)	Stock	Total

Balance at December 31, 2008	12,908,383	$9	$37,599	$5,354	$(25,188)	$17,774

Net loss				(5,623)		(5,623)
Proceeds from exercise of stock options	125,000	-	126			126
Tax benefits from exercise of stock options			88			88
Tax benefit allowance			(88)			(88)

Balance at September 30, 2009	13,033,383	$9	$37,725	$(269)	$(25,188)	$12,277

See accompanying notes to condensed consolidated financial statements

THE QUIGLEY CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from operating activities:
Net loss	$(5,623)	$(3,569)
Adjustments to reconcile net loss to net cash
provided by (used in) continuing operations:
Depreciation and amortization	424	556
Loss (gain) on the sales of fixed assets	(38)	34
Sales allowance and provision for bad debts	265	490
Inventory valuation provision	(124)	(322)
Changes in operating assets and liabilities:
Accounts receivable	1,772	684
Inventory	(55)	60
Accounts payable	(348)	89
Accrued royalties and sales commissions	(73)	(364)
Accrued advertising	(480)	(308)
Other operating assets and liabilities, net	770	(2,474)
Net cash used in operating activities	(3,510)	(5,124)

Cash flows from (used by) investing activities:
Capital expenditures	(103)	(149)
Proceeds sales of assets	475	10

Net cash flows provided by (used in) investing activities	372	(139)

Cash flows from financing activities:
Stock options and warrants exercised	126	58
Net cash provided by financing activities	126	58

Net decrease in cash and cash equivalents	$(3,012)	$(5,205)

Cash and cash equivalents at beginning of period	$11,957	$15,134

Add: cash and cash equivalents of discontinued operations at beginning of period	-	951

Net decrease to cash and cash equivalents	(3,012)	(5,205)

Less: cash and cash equivalents of discontinued operations at end of period	-	-

Cash and cash equivalents at end of period	$8,945	$10,880

Suplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to condensed consolidated financial statements

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Business

The Quigley Corporation (the “Company”), organized under the laws of the State of Nevada, is (i) a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public and (ii) engaged in the research and development of potential natural base health products, including but not limited to prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  The Company has been historically organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical.  The Company historically managed each of its segments separately as a consequence of different marketing, manufacturing and/or research and development strategies.  For the three months and nine months ended September 30, 2009 and 2008, the Company’s revenues have come principally from the Company’s cold remedy segment.

The Company’s principal cold-remedy product, Cold-EEZE®, a zinc gluconate glycine formulation (ZIGG™) is an over-the-counter consumer product used to reduce the duration and severity of the common cold.   The lozenge form of the product is manufactured by Quigley Manufacturing, Inc. (“QMI”), a wholly owned subsidiary of the Company.

In January 2001, the Company formed an ethical pharmaceutical segment, now known as Quigley Pharma, Inc. (“Pharma”), a wholly owned subsidiary of the Company.  The result of Pharma’s research and development activity may enable the Company to diversify its operations into the prescription drug market along with supplements and/or cosmeceuticals for human and veterinary use.

On February 29, 2008, the Company sold its wholly owned subsidiary, Darius International, Inc. (“Darius”), the former health and wellness segment of the Company (see Note 3), to InnerLight Holdings, Inc. (“InnerLight”).  On February 29, 2008, Kevin P. Brogan, the then president of Darius was a significant shareholder of InnerLight.  In addition, Mr. Gary Quigley, an employee and stockholder of The Quigley Corporation and also the brother of Mr. Guy Quigley, the Company’s then Chairman, President and Chief Executive Officer (as well as a shareholder of The Quigley Corporation), became a significant shareholder of Innerlight either before or shortly after the sale of Darius.  Mr. Gary Quigley was also a principal of Scandasystems, Ltd. (“Scandasystems”), which entered into an agreement to receive royalties from Innerlight.

The results and balances associated with Darius are presented as discontinued operations in the condensed consolidated statements of operations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with the Company’s consolidated financial statements, including the notes thereto, appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months and nine months ended September 30, 2009 are not necessarily indicative of operating results that may be achieved over the course of the full year.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Use of Estimates
The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods.  Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising.  These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared.  Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis.  Actual results could differ from those estimates.

The Company is organized into three different but related business segments, (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical.  When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), each segment applies a uniform and consistent method for making certain assumptions for estimating these provisions that are applicable to that specific segment. Traditionally, these provisions are not material to net income in the contract manufacturing segment.  The ethical pharmaceutical segment does not have any revenues.

The primary product in the cold remedy segment, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  The Company added new products to the cold remedy segment in fiscal 2007 and fiscal 2008 such as Kids-EEZE® Chest Relief, ISC-10 immune product and Organix Organic Cough and Sore Throat Drops.  Each of these new products do carry shelf-life expiration dates for which the Company aggregates such new product market experience data and updates its sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

Cash Equivalents
The Company considers all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents.  Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, inventory valuation reserves are established.  The consolidated financial statements include a specific reserve for excess or obsolete inventory of approximately $1.1 million and $1.2 million as of September 30, 2009 and December 31, 2008, respectively.  Raw material, work in progress and packaging inventory aggregated approximately $693,000 and $975,000 at September 30, 2009 and December 31, 2008, respectively.  Finished goods inventory was $2.5 million and $2.0 million at September 30, 2009 and December 31, 2008, respectively.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Assets Held for Sale
In June 2009, the Company concluded the closing of the Company’s Elizabethtown manufacturing facility.   At September 30, 2009, the Company’s reported assets include Assets Held For Sale aggregating $199,000 related to the land and buildings of the Elizabethtown manufacturing facility.  These assets have been recorded at their estimated fair value, less estimated costs to sell.

As codified under Accounting Standards Codification (“ASC”) ASC-820, “Fair Value Measurements and Disclosure” (formerly Statement of Financial Accounting Standard (“SFAS”) No. 157 “Fair Value Measurements”) fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC-820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the reported Assets Held For Sale was arrived at through bids generated from interested third party purchasers and guidance from a third party real estate advisor thereby relating to Level 3 fair value hierarchy.

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

The Company maintains cash and cash equivalents with several major financial institutions. As of September 30, 2009, the Company’s cash balance was $8.9 million and the bank balance was $9.2 million.  Of the total bank balance, $7.7 million was covered by federal depository insurance and $1.5 million was uninsured.

Trade accounts receivable potentially subject the Company to credit risk.  The Company extends credit to its customers based upon an evaluation of the customer’s financial condition and credit history and generally does not require collateral.  For the nine months ended September 30, 2009 and 2008, all of the Company’s net sales were related to domestic markets.

The Company’s sales are principally generated from the sale of the cold remedy products, which approximated 98% and 87% of net sales for the nine months ended September 30, 2009 and 2008, respectively.  Net sales of the contract manufacturing segment were approximately 2% and 13% of the Company’s net sales for the nine months ended September 30, 2009 and 2008, respectively.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

The principal sales generating product of the Company’s cold remedy segment is the Cold-EEZE® zinc gluconate glycine lozenge product which is available in various flavors for purchase by the consumer at retail stores.  The Company also produces zinc private label lozenge products for sale to certain retail customers.  The Company’s zinc lozenge products are manufactured principally by QMI.  The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required.  While the absence of a current raw materials or packaging source may cause short term interruption, identified alternative sources would fill the Company’s needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale.  Other products within the cold remedy segment such as Cold-EEZE® Sugarfree tablets, Kids-EEZE® Chest Relief and Immune Support Complex 10 are manufactured for the Company by third party contract manufacturers and while currently purchased from single sources do not constitute a material revenue risk to the Company if product availability was jeopardized.

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

At December 31, 2008, the Company recorded impairment charges of $200,000 for inventory and $100,000 for land and building assets of the Company’s Elizabethtown manufacturing facility.  The aggregate impairment charge of $300,000 was recorded as a component of cost of sales and the charges were necessary, due to adverse profit margins related to the hard candy business.  As of September 30, 2009, the Company’s Elizabethtown land and building assets are reported as an asset held for sale at its fair value, less the cost of disposal.

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

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Revenue Recognition
Sales are recognized at the time ownership is transferred to the customer, (i) which for the cold remedy segment is the time the shipment is received by the customer and (ii) for the contract manufacturing segment, when the product is shipped to the customer.  Sales are reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. The Company makes estimates of potential future product returns and other allowances related to current period sales.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly to ascertain the most effective rate.

Currently, the Company does not impose a period of time within which product may be returned.  All requests for product returns must be submitted to the Company for pre-approval.  The main components of the Company’s returns policy are: (i) the Company will accept returns that are due to damaged product that is un-saleable and such return request activity fall within an acceptable range, (ii) the Company will accept returns for products that have reached or exceeded designated expiration dates and (iii) the Company will accept returns in the event that the Company discontinues a product such that the customer will have the right to return only such items that it purchased directly from the Company.  The Company will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”.   The Company will only accept return requests for product in its intended package configuration.  The Company reserves the right to terminate shipment of product to customers who have made unauthorized deductions contrary to the Company’s Return Policy or pursue other methods of reimbursement. The Company compensates the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange.  The Company does not have any significant product exchange history.

As of September 30, 2009, the Company included a provision for Sales Allowances of $1.9 million for future sales returns and $148,000 for other allowances which is reported as a reduction to accounts receivable. As of December 31, 2008, the Company’s included a provision for Sales Allowances of $1.4 million for future sales returns and $281,000 for other allowances which is reported as a reduction to accounts receivable.  Additionally, current liabilities as of September 30, 2009 and December 31, 2008 include $702,000 and $1.1 million, respectively, for cooperative incentive promotion costs.  The Company also included an estimate of the uncollectability of the Company’s accounts receivable as an allowance for doubtful accounts of $12,000 and $131,000 as of September 30, 2009 and December 31, 2008, respectively.

Operating Expenses
The Company has agreements with a major national sales brokerage firm under which this brokerage firm markets the Company’s products to retail customers.  The compensation and related costs for the brokerage firm are classified as selling expenses.

Shipping and Handling
Product sales relating to the cold remedy segment include shipping and handling charges to the purchaser as part of the invoiced price and these charges are classified as sales.  In all cases, shipping and handling costs related to these sales are recorded as cost of sales.

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

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Stock options and warrants for purchase of the Company’s common stock have been granted to both employees and non-employees.  Options and warrants are exercisable during a period determined by the Company, but in no event later than ten years from the date granted.  No stock options or warrants to purchase the Company’s common stock have been granted since January 1, 2006.  As a consequence, there is no stock compensation expense for the three months or nine months ended September 30, 2009 or 2008, respectively.

Variable Interest Entity
ASC-810 establishes criterion and implementation guidance for the consolidation of variable interest entities (“VIE”).  Effective March 31, 2004, the Company adopted the standards codified by ASC-810.  As a consequence, the Company determined that Scandasystems, a related party, qualified as a variable interest entity and the Company consolidated Scandasystems beginning with the quarter ended March 31, 2004.  Due to the fact that the Company had no long-term contractual commitments or guarantees, the maximum exposure to loss was insignificant.  Effective January 1, 2008, the Company determined that the conditions that applied in the past giving rise to the application of ASC-810 to the relationship between the Company and Scandasystems no longer applied.  As a consequence of this determination, Scandasystems balances are no longer consolidated with the Company’s financial results and balances.

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as a component of sales and marketing expense; (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as a component of net sales; and (iii) free product, which is accounted for as a component of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended September 30, 2009 and 2008 were $1.1 million and $822,000, respectively.  Advertising and incentive promotion costs incurred for the nine months ended September 30, 2009 and 2008 were $3.6 million and $3.8 million, respectively.  Included in prepaid expenses and other current assets was zero and $242,000 at September 30, 2009 and December 31, 2008, respectively, relating to prepaid advertising and promotion expense.

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2009 and 2008 were $341,000 and $955,000, respectively.  Research and development costs for the nine months ended September 30, 2009 and 2008 were $975,000 and $3.6 million, respectively.  Research and development costs are principally related to Pharma’s study activities and costs associated with the development of potential ethical pharmaceuticals, supplements and/or cosmeceuticals for human and veterinary use.

The Company reported for the three months and nine months ended September 30, 2009 a decline in research and development costs as compared to the three month and nine months ended September 30, 2008 as a consequence of the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and a subsequent reduction in related spending pending the availability of the final results of the QR-333 study which were announced by the Company on July 22, 2009.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Income Taxes
The Company utilizes the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 7).

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

As a result of the Company’s continuing tax losses, the Company has recorded a full valuation allowance against a net deferred tax asset.  Additionally, the Company has not recorded a liability for unrecognized tax benefits.  The tax years 2006-2008 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Recently Issued Accounting Standards
Effective July 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Effective January 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC-805 (formerly SFAS No. 141R, “Business Combinations”), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC-810 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity.  The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC-350 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC-850).  The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.  The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC-350 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Effective April 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC-855 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.  As a consequence of the adoption of ASC-855, the Company has evaluated subsequent events relating to the three months and nine months ended September 30, 2009 through to and including November 13, 2009, the date of issue of the Company’s Condensed Consolidated Financial Statements.

Effective April 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting.  The first update, as codified in ASC-820 (formerly FASB Staff Positions (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting.  The second accounting update, as codified in ASC-320 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC-825 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 3 – Discontinued Operations

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  Darius was formed by the Company as a wholly own subsidiary in fiscal 2000 to introduce new products to the marketplace through a network of independent distributor representatives.  Darius marketed health and wellness products through its wholly-owned subsidiary, Innerlight, Inc.  The terms of the sale agreement included a cash purchase price of $1.0 million by InnerLight Holdings, Inc. for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications.  For the three months ended March 31, 2008, the Company recorded a gain on the disposal of Darius of $736,000 and classified the results of operations of Darius as discontinued operations.

Darius’ net sales for the period January 1, 2008 until date of disposal on February 29, 2008, were $2.2 million.  Net income for the period January 1, 2008 until date of disposal on February 29, 2008 was $139,000.  Results of operations for Darius in fiscal 2008 are presented as discontinued operations in the Condensed Consolidated Statements of Operations and Cash Flows.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Other Current Liabilities

At September 30, 2009 and December 31, 2008, included in other current liabilities are accrued compensation of $340,000 and $215,000, respectively.

Note 5 – Commitments and Contingencies

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

On July 2, 2008, the Company entered into an agreement (“Royalty Agreement”) with Dr. Richard Rosenbloom, the then Executive Vice President and Chief Operating Officer of Pharma, whereby the Company agreed to compensate Dr. Rosenbloom for assigning, to the Company, the entire right, title and interest in and to Dr. Rosenbloom’s concepts and/or inventions made prior to the date he became an employee of the Company (“Inventions”).  In consideration of, and as full compensation for, the covenants made in the agreement, the Company agreed to pay Dr. Rosenbloom compensation in the amount of five percent (5%) of net sales collected, less certain deductions, of royalty-bearing products (“Royalty Fee”).   Effective October 22, 2009, the employment of Dr. Rosenbloom was terminated when the position of Executive Vice President of the subsidiary was eliminated.

In July 2008, the Company entered into an agreement with a vendor to purchase a minimum amount of product, over a three year period in its capacity as an exclusive reseller, marketer and distributor of a cough and cold product incorporating a patented, proprietary delivery system.  This agreement was amended in July 2009 resulting in (i) a reduction in the term of the agreement, (ii) reduction of the exclusivity coverage and (iii) an adjustment to the remaining purchase commitment to approximately $866,000 over the term of the contract.

Certain operating leases for office and warehouse space maintained by the Company resulted in rent expense for the three month periods ended September 30, 2009 and 2008 of $10,000 and $12,000, respectively.  Rent expense for the nine month periods ended September 30, 2009 and 2008 were $40,000 and $40,000, respectively.  The Company has estimated future obligations over the next five years, including the remainder of fiscal 2009, as follows (in thousands):

Year	Employment Contracts	Advertising	Product Purchases	Total
2009	$269	$475	$-	$744
2010	1,075	160	866	2,101
2011	1,075	-	-	1,075
2012	672	-	-	672
2013	-	-	-	-
Total	$3,091	$635	$866	$4,592

Additional research and development and advertising costs are expected to be incurred during the remainder of fiscal 2009.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Commitments and Contingencies – continued

In April 2009, a group of shareholders of the Company, including Mr. Ted Karkus, (the “Karkus Group”) filed with the Securities and Exchange Commission a preliminary Proxy Statement proposing an alternative slate of board of directors for the Company (the “Alternative Ballot”) to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 annual meeting of stockholders, (“Annual Meeting”).

Stockholders of the Company were solicited by both the Company and the Karkus Group (the “Proxy Contest”) to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s Annual Meeting.

As a consequence of the Proxy Contest, the Company was involved in three litigation matters during the three months ending June 30, 2009 in the Unites States District Court for the Eastern District of Pennsylvania.   In The Quigley Corporation v. Karkus, et al., No. 09-1725, and The Quigley Corporation v. Karkus, et al., 09-2438, the Company sought injunctive relief in federal court based on claims under the Securities Exchange Act of 1934 and rules promulgated thereunder.  In both cases, the court denied the relief requested following expedited proceedings.  Both cases have been dismissed voluntarily. In the third matter, Karkus v. The Quigley Corporation, et al., No. 09-2239, Mr. Karkus sued the Company and its former Chief Executive Officer asserting violations of the Securities Exchange Act of 1934 and for alleged breach of fiduciary duty. This case, too, has been dismissed voluntarily.

As a consequence of the outcome of the Annual Meeting and the decision of the court, the slate of directors nominated pursuant to the Alternative Ballot was elected to the Board of Directors of the Company.

Note 6 – Transactions Affecting Stockholders’ Equity

Stockholder Rights Plan
On September 8, 1998, the Company’s Board of Directors declared a dividend distribution of Common Stock Purchase Rights (individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”).  The Plan was amended effective May 23, 2008 (“First Amendment”) and further amended effective August 18, 2009 (“Second Amendment”).  The Rights Agreement, as amended, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45.  The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares.  The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right.  In the event of a cashless exercise of the Right, and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company.  The Rights Agreement, as amended, includes a provision pursuant to which the Company's Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of the Company's common stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is September 25, 2018.

Stock Option Exercise
For the nine months ended September 30, 2009 and 2008, the Company derived net proceeds of $126,000 and $58,000, respectively, as a consequence of the exercise of options to acquire 125,000 and 50,250, shares, respectively, of the Company’s common stock.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Income Taxes

The Company accounts for income taxes in accordance with ASC-740 (formerly SFAS No. 109, “Accounting for Income Taxes”).  In accordance with ASC-740, deferred tax assets and liabilities are computed based on the difference between the financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate.  ASC-740 requires that the net deferred tax asset be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the net deferred tax asset will not be realized.  The Company has further adopted the provisions of ASC-740 (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109”).  As required by ASC-740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Company’s assessments of its tax positions in accordance with ASC-740 did not result in changes that had a material impact on results of operations, financial condition or liquidity. As of September 30, 2009 and December 31, 2008, the Company had no unrecognized tax benefits. While the Company does not have any interest and penalties in the periods presented, the Company’s policy is to recognize such expenses as tax expense.

The Company files U.S. federal income tax returns with the Internal Revenue Service (“IRS”) as well as income tax returns in various states. The Company may be subject to examination by the IRS for tax years 2006 through 2008. Additionally, the Company may be subject to examinations by various state taxing jurisdictions for tax years 2005 through 2008. The Company is currently not under examination by the IRS or any state tax jurisdiction.

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.8 million are deferred and will be credited to additional-paid-in-capital when the net operating loss carryforward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset current income tax expense.  As of December 31, 2008, the Company has net operating loss carry-forwards of approximately $21.8 million for federal purposes that will expire beginning in fiscal 2020 through 2029.  Additionally, there are net operating loss carry-forwards of $20.9 million for state purposes that will expire beginning in fiscal 2018 through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,000 are assured, a valuation allowance equaling the total deferred tax asset is being provided.

Note 8 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of the Company’s common stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding at September 30, 2009 and 2008 were 1,487,750 and 2,427,750, respectively.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Earnings (Loss) Per Share - continued

For the nine months ended September 30, 2009 and 2008, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended September 30, 2009 and 2008, there were 113,427 and 255,765 Common Stock Equivalents, respectively, which were in the money, that were included in the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008			September 30, 2009			September 30, 2008
	Income	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic earnings (loss) per share	$1,202	12,996	$0.09	$879	12,885	$0.07	$(5,623)	12,940	$(0.43)	$(3,569)	12,869	$(0.28)

Dilutives:
Options/Warrants	-	114	-	-	255	-	-	-	-	-	-	-

Diluted earnings (loss) per share	$1,202	13,110	$0.09	$879	13,140	$0.07	$(5,623)	12,940	$(0.43)	$(3,569)	12,869	$(0.28)

Note 9 – Segment Information

Segments are defined by ASC-280 (formerly SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”) as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

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

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 9 – Segment Information - continued

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying consolidated financial statements (in thousands):

		Contract	Ethical	Corporate
	Cold Remedy	Manufacturing	Pharmaceutical	and Other	Total
For the three months ended September 30, 2009
Revenues - domestic	$4,861	$116	$-	$-	$4,977

Segment operating profit (loss)	$1,439	$210	$(422)	$(30)	$1,197

For the three months ended September 30, 2008
Revenues - domestic	$5,668	$686	$-	$-	$6,354

Segment operating profit (loss)	$2,027	$(131)	$(1,082)	$-	$814

For the nine months ended September 30, 2009
Revenues - domestic	$9,402	$1,310	$-	$-	$10,712

Segment operating profit (loss)	$(3,845)	$(655)	$(1,276)	$133	$(5,643)

For the nine months ended September 30, 2008
Revenues - domestic	$11,913	$1,815	$-	$-	$13,728

Segment operating profit (loss)	$70	$(656)	$(4,085)	$(59)	$(4,730)

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Item 2.

General

The Quigley Corporation (the “Company”), organized under the laws of the State of Nevada, is (i) a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public and (ii) engaged in the research and development of potential natural base health products, including but not limited to prescription medicines along with supplements and cosmeceuticals for human and veterinary use.  The Company has been historically organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical.  The Company historically managed each of its segments separately as a consequence of different marketing, manufacturing and/or research and development strategies.

The Company’s primary business is the manufacture and distribution of over-the-counter cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of the Company’s principal products in its cold remedy segment is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market.  For the three months and nine months ended September 30, 2009 and 2008, the Company’s revenues have come principally from the Company’s cold remedy segment.

Recent Developments

Proxy Contest
In April 2009, a group of shareholders of the Company, including Mr. Ted Karkus, (the “Karkus Group”) filed with the Securities and Exchange Commission a preliminary Proxy Statement proposing an alternative slate of board of directors for the Company (the “Alternative Ballot”) to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 annual meeting of stockholders’ (“Annual Meeting”).  The reason for the Karkus Group’s Alternative Ballot was that the Karkus Group believed it was time for a change in the Company. The Alternative Ballot indicated, among other matters, that over the past three fiscal years, the Company’s management delivered declining revenues, declining gross and net profits (increasing net losses), declining stockholders’ equity, declining stock price, with excessive compensation paid to the Company’s management and their family members.

Stockholders of the Company were solicited by both the Company and the Karkus Group (the “Proxy Contest”) to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s Annual Meeting.    The results were certified by the independent director of elections on June 1, 2009, showing that the Alternative Ballot received more votes than the Incumbent Ballot.  However, due to litigation initiated by the Company, the election was contested by the Company and made subject to a Standstill Order by a District Court Judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”).  On Friday, June 12, 2009, the District Court issued a decision and order rejecting the last of the Company’s challenges to the election results of the Annual Meeting.  As a consequence of this decision, the slate of directors nominated pursuant to the Alternative Ballot was elected to the Board of Directors of the Company.

On June 12, 2009, Mr. Guy Quigley, then Chairman, President and Chief Executive Officer of the Company, resigned his positions with the Company.  Mr. Quigley’s resignation had been preceded by the resignation of Mr. Charles Phillips, formerly the Executive Vice President and Chief Operating Officer of the Company, effective May 29, 2009.

The Quigley Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Additionally on June 12, 2009, following the seating of the newly elected board of directors of the Company, Mr. Karkus was elected Chairman of the Board of Directors and the board elected members to its audit committee, compensation committee, and corporate governance and nominating committee.  Subsequently, Mr. Karkus was appointed interim Chief Executive Officer of the Company effective June 18, 2009.  Effective July 15, 2009, the Company appointed (i) Mr. Karkus as the permanent Chief Executive Officer and (ii) Mr. Robert V. Cuddihy, Jr. as the Executive Vice President and Chief Operating Officer.  Effective October 21, 2009, Mr. Cuddihy also was named the Company’s interim Chief Financial Officer.

As a consequence of the Proxy Contest between the Incumbent Ballot and the Alternative Ballot, for the nine months ended September 30, 2009 the Company charged to operations approximately $2.5 million in costs associated with the proxy solicitation and related litigation.

Manufacturing Facility Consolidation
The Company’s wholly owned subsidiary, Quigley Manufacturing, Inc. (“QMI”), produces the Cold-EEZE® lozenge products along with performing such operational tasks as warehousing and shipping the Company’s Cold-EEZE® and other cold remedy products.  Additionally, QMI maintains a United States Food and Drug Administration (“FDA”) approved facility that engages in contract manufacturing and distribution activities of lozenge-based products for unaffiliated third parties.  QMI also produces and sells therapeutic lozenges to whole sale and distribution outlets.  On February 2, 2009, the Company announced its intention to close QMI’s hard and organic candy production facility in Elizabethtown, Pennsylvania and consolidate its manufacturing operations at its Lebanon, Pennsylvania facility.  Effective in June 2009, the QMI Elizabethtown facility was closed and as a result QMI is evaluating opportunities to outsource the production of its organic candy products to third party contract manufacturers.  QMI’s Lebanon facility continues its production and distribution of the Cold-EEZE® brand and other cold remedy products.  Total annualized cost savings to the Company as a result of this facility consolidation is estimated to be $750,000.

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

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

A preliminary analysis of the lack of adequate primary and secondary end point data indicates that the results may have been attributed to fewer than expected evaluable patients due to a shortage of drug and a high number of patients terminated early due to a lack of compliance with application and usage protocols.

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

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Certain Risk Factors

The Company makes no representation that the FDA or any other regulatory agency will grant an Investigational New Drug (“IND”) or take any other action to allow its formulations to be studied or/and for any granted IND to be marketed.  Furthermore, no claim is made that potential medicine discussed herein is safe, effective, or approved by the FDA.  Additionally, data that demonstrates activity or effectiveness in animals or in vitro tests do not necessarily mean such formula test compound will be effective in humans.  Safety and effectiveness in humans will have to be demonstrated by means of adequate and well controlled clinical studies before the clinical significance of the formula test compound is known.  Readers should carefully review the risk factors described in other sections of this filing as well as in other documents the Company files from time to time with the Securities and Exchange Commission.

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

Revenue Recognition – Sales Allowances
The Company is organized into three different but related business segments, (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), each segment applies a uniform and consistent method for making certain assumptions for estimating these provisions that are applicable to that specific segment. Traditionally, these provisions are not material to net income in the contract manufacturing segment. The ethical pharmaceutical segment does not have any revenues.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

The primary product in the cold remedy segment, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms. Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  The Company added new products to the cold remedy segment in fiscal 2007 and fiscal 2008 such as Kids-EEZE® Chest Relief, ISC-10 immune product and Organix Organic Cough and Sore Throat Drops.  Each of these new products do carry shelf-life expiration dates for which the Company aggregates such new product market experience data and updates its sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual basis, and reviewed quarterly to ascertain the most effective rate. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

Currently, the Company does not impose a period of time within which product may be returned.  All requests for product returns must be submitted to the Company for pre-approval.  The main components of the Company’s returns policy are: (i) the Company will accept returns that are due to damaged product that is un-saleable and such return request activity fall within an acceptable range, (ii) the Company will accept returns for products that have reached or exceeded designated expiration dates and (iii) the Company will accept returns in the event that the Company discontinues a product such that the customer will have the right to return only such items that it purchased directly from the Company.  The Company will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”.   The Company will only accept return requests for product in its intended package configuration.  The Company reserves the right to terminate shipment of product to customers who have made unauthorized deductions contrary to the Company’s Return Policy or pursue other methods of reimbursement. The Company compensates the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange.  The Company does not have any significant product exchange history.

As of September 30, 2009, the Company included a provision for Sales Allowances of $1.9 million for future sales returns and $148,000 for other allowances which is reported as a reduction to accounts receivable.  As of December 31, 2008, the Company included a provision for Sales Allowances of $1.4 million for future sales returns and $281,000 for other allowances which is reported as a reduction to accounts receivable.  Additionally, current liabilities as of September 30, 2009 and December 31, 2008 include $702,000 and $1.1 million, respectively, for cooperative incentive promotion costs.

A one percent deviation for these Sales Allowance provisions for the three months ended September 30, 2009, and 2008 would affect net sales by approximately $127,000 and $143,000, respectively, and for the nine months periods ended September 30, 2009 and 2008 by approximately $277,000 and $315,000, respectively.

Income Taxes
As of December 31, 2008, the Company has net operating loss carry-forwards of approximately $21.8 million for federal purposes that will expire beginning in fiscal 2020 through 2029.  Additionally, there are net operating loss carry-forwards of $20.9 million for state purposes that will expire beginning in fiscal 2018 through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $110,000 are assured, a valuation allowance equaling the total deferred tax asset is being provided.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs in the Company’s ethical pharmaceutical segment.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Results of Operations
Results from Operations for the Three months Ended September 30, 2009 as Compared to the Three Months Ended September 30, 2008

For the three months ended September 30, 2009, the Company generated net sales of $5.0 million, a decrease of $1.4 million as compared to $6.4 million for the three months ended September 30, 2008.   For the three months ended September 30, 2009, the cold remedy segment generated net sales of $4.9 million, a decrease of $807,000, or 14.2%, as compared to net sales of $5.7 million for three months ended September 30, 2008.  For the three months ended September 30, 2009 and 2008, the contract manufacturing segment generated net sales to third party customers of $116,000 and $686,000, respectively.

The cold remedy segment net sales decline of $807,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is due principally to (i) inventory reduction programs maintained by the Company’s larger retailer customers, (ii) retail purchase decision delays or deferrals as a consequence of the incidence and timing of the cold and flu season, (iii) general economic weakness in the marketplace and (iv) the Company’s newer products have experienced lower net sales than initial estimates and may have required additional advertising and promotional support.  The Company continues to strongly promote its cold remedy products through media and in-store marketing along with direct-to-the-consumer promotional programs.

The contract manufacturing segment net sales decline of $570,000 for the three months ended September 30, 2009 as compared to September 30, 2008 is due principally to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Cost of sales for the three months ended September 30, 2009 were $1.4 million as compared to $2.3 million for the three months ended September 30, 2008.  The Company realized a gross margin of 72.9% and 64.2%, an 8.7% gross margin improvement, for the three months ended September 30, 2009 and 2008, respectively.   The 8.7% increase in the gross margin was principally due to the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the cold remedy segment, offset by (iii) an adverse impact to net sales as a consequence of the inventory reduction programs maintained by the Company’s larger retail customers.   Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of the Company’s sales activities and products.

Sales and marketing expense for the three months ended September 30, 2009 decreased $45,000 to $607,000, as compared to $652,000 for the three months ended September 30, 2008. The decrease in sales and marketing expense for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was principally due to a decrease in expenditures associated with product promotions and advertising.

General and administration expense for the three months ended September 30, 2009 decreased $191,000 to $1.5 million as compared to $1.7 million for the three months ended September 30, 2008.  The decrease in general and administration expense for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was principally due to a decrease in personnel costs as a consequence of a decrease in executive salaries, bonuses and head count.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Research and development costs during the three months ended September 30, 2009 decreased $614,000 to $341,000 as compared to $955,000 for the three months ended September 30, 2008.  The decrease of $614,000 in research and development costs for the three months ended September 30, 2009 period as compared to the three months ended September 30, 2008 was due to the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and a subsequent slowdown in related fiscal 2009 spending pending the availability of the final results of the study (see above for the results of the study).  Research and development costs are principally related to Pharma’s study activities and costs associated with the development of potential ethical pharmaceuticals and other related products.

Interest and other income for the three months ended September 30, 2009 was $5,000 as compared to $65,000 for the three months ended September 30, 2008.  The decrease of $60,000 for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was due to the decrease in deposit interest rates and a reduction in invested cash balances.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2009, was $1.2 million, or $0.09 per share, as compared to a net income of $879,000, or $0.07 per share, for the three months ended September 30, 2008.

Financial Condition and Results of Operations
Results from Operations for the Nine months Ended September 30, 2009 as Compared to the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, the Company generated net sales of $10.7 million, a decrease of $3.0 million as compared to net sales of $13.7 million for the nine months ended September 30, 2008.   For the nine months ended September 30, 2009, the cold remedy segment generated net sales of $9.4 million, a decrease of $2.5 million, or 21.0%, as compared to net sales of $11.9 million for nine months ended September 30, 2008.  For the nine months ended September 30, 2009 and 2008, the contract manufacturing segment generated net sales of $1.3 million and $1.8 million, respectively.

The cold remedy segment net sales decline of $2.5 million for the nine months ended September 30, 2009 as compared to the nine months ended September 20, 2008  is principally due to (i)  the impact of the lower incidence of the common cold over during the fiscal 2009 as compared to fiscal 2008, (ii) inventory reduction programs maintained by the Company’s larger retailer customers, (iii) retail purchase decision delays or deferrals as a consequence of the incidence and timing of the cold and flu season, (iv) general economic weakness in the marketplace, (v) an increase in Sales Allowances of $1.2 million principally due to the new products introduced to retailers which carry shelf-life expiration dates such as Kids-EEZE® Chest Relief, ISC-10 immune product and Organix Organic Cough and Sore Throat Drops and (vi) the Company’s newer products have experienced lower net sales than initial estimates and may have required additional advertising and promotional support.  Information Resources, Inc, a retail sales data service provider, reports during fiscal 2008 and continuing into most of fiscal 2009 indicated reduced unit consumption of Cold-EEZE® and considerable consumption fluctuations within the cough/cold retail category in general.  The Company continues to strongly promote its cold remedy products through media and in-store marketing along with direct-to-the-consumer promotional programs.

The contract manufacturing segment net sales decline of $506,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is due principally to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cost of sales for the nine months ended September 30, 2009 were $4.5 million as compared to $5.2 million for the nine months ended September 30, 2008.  The Company realized a gross margin of 58.4% and 62.3%, a 3.9% decline, for the nine months ended September 30, 2009 and 2008, respectively.  The gross margin decrease of 3.9% for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was principally due to the net effect of (i) an increase in Sales Allowances (see discussion above), (ii) an adverse impact to net sales as a consequence of the inventory reduction programs maintained by the Company’s larger retail customers, (iii) the Elizabethtown manufacturing facility closing costs, off set by (iv) the elimination of the production and facility overhead expenses attributable to the Elizabethtown manufacturing facility.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of the Company’s sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2009 decreased $26,000 to $3.4 million, as compared to $3.4 million for the nine months ended September 30, 2008.  The decrease in sales and marketing expense was principally due to the net effect of (i) a reduction of advertising and brokerage costs, offset by, (ii) an increase in product promotion.

General and administration expense for the nine month period ended September 30, 2009 increased by $1.3 million to $7.5 million as compared to $6.2 million for the nine months ended September 30, 2008.  The increase in general and administration expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was principally due to the net effect of (i) an increase in stock promotion costs of $2.3 million, primarily related to the Proxy Contest, offset by, (ii) a decrease in personnel costs of $987,000 principally due to a decrease in executive salaries, bonuses and head count.

Research and development expenses decreased by $2.7 million to $975,000 for the nine months ended September 30, 2009 as compared to $3.6 million for the nine months ended September 30, 2008.  The decreased spending for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was principally due to (i) the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and (ii) a subsequent slowdown in related fiscal 2009 spending pending the availability of the final results of the study (see above for the results of the study).  Research and development costs are principally related to Pharma’s study activities and costs associated with the development of potential ethical pharmaceuticals and other related products.

Interest and other income for the nine months ended September 30, 2009 was $20,000 as compared to $286,000 for the nine months ended September 30, 2008.  The decrease of $266,000 for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was due to the decrease in deposit interest rates and a reduction in invested cash balances.

On February 29, 2008, the Company sold Darius to InnerLight Holdings, Inc.  For the nine months ended September 30, 2008, the Company classified the results from operations of this former business segment for the two month period ended February 29, 2008 as discontinued operations.

As a consequence of the effects of the net loss for the nine months ended September 30, 2009, was $5.6 million, or ($0.43) per share, as compared to a net loss of $3.6 million, or ($0.28) per share, for the nine months ended September 30, 2008.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Seasonality of the Business

The Company’s net sales are derived principally from its cold remedy segment.  Currently, the Company’s sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for its products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.  The Company generally experiences in the fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote its products during the cold season. Revenues and related marketing costs are generally at its lowest levels in the second quarter when consumer demand generally declines.  The Company tracks health and wellness trends and develops retail promotional strategies to align its production scheduling, inventory management and marketing programs to optimize consumer purchases.

Liquidity and Capital Resources

The aggregate cash and cash equivalents as of September 30, 2009 were $8.9 million compared to $11.9 million at December 31, 2008.  The Company’s working capital was $9.5 million and $14.1 million as of September 30, 2009 and December 31, 2008, respectively.  Changes in  working  capital  for the nine months ended September 30, 2009 were  primarily  due  to  (i) cash used in operations of $3.5 million due to seasonal factors including $2.5 million of costs incurred as a consequence of the Proxy Contest, (ii) capital expenditures of $103,000, offset by (iii) net proceeds of $475,000 realized from the sale of fixed assets relating to the closure of the Elizabethtown manufacturing facility of QMI in June 2009 and (iv) proceeds of $126,000 from the exercise of stock options.  Significant factors impacting working capital for the nine months ended September 30, 2009 included (i) an increase in accounts receivable balances and (ii) an increase in other operating assets and liabilities, each reflective of seasonal factors and that the fiscal third quarter historically contributes greater revenue than the first six months of each fiscal year.

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital, should provide an internal source of capital to fund the Company’s normal business operations.  The operations of the Company support the current research and development expenditures of the ethical pharmaceutical segment.   In addition to the funding from operations, the Company may in the short and long term raise capital through the issuance of equity securities or secure other financing resources to support such product development research, new product acquisitions or a venture investment or acquisition.  Such funding through equity would result in the dilution of stockholder ownership in the Company.  Should the Company’s product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as, licensing, joint venture, or partnership arrangements that meet the Company’s long term goals and objectives.  Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, such eventualities would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon the Company’s (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations.  Any challenge to the Company’s patent rights could have a material adverse effect on future liquidity of the Company; however, the Company is not aware of any condition that would make such an event probable.  The Company’s business is subject to seasonal variations thereby impacting liquidity and working capital during the course of the Company’s fiscal year.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, as previously discussed, the Company may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of the Company’s product marketing and promotion activities, (iii) additional research development activities, (iv) venture investments or acquisitions and/or (v) support current operations.  During fiscal 2009, there has been substantial volatility and a decline in the capital and financial markets due at least in part to the constricted global economic environment resulting in substantial uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer, spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on the Company’s industry and business, including the Company’s financial condition, results of operations and cash flows.

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

Due to the management changes, new management is conducting a review of all of its documentation and structure of current and prior business dealings and transactions.  To date, new management has (i) retained a new marketing agency to assist the Company in the promotion of the Company’s products, (ii) retained a pharmaceutical research expert to assist the Company in its evaluation of its ethical pharmaceutical product development pipeline, (iii) restructured certain operations to eliminate redundant costs, (iv) restructured certain vendor supply or service agreements with terms more favorable to the Company and (v) has met with and continues to meet with various customers to review current and future business opportunities to improve the Company’s products and services.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recently Issued Accounting Standards
Effective July 2009, the Company adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC 105), (formerly SFAS No. 168, The “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009.  As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008.  These include goodwill and other non-amortizable intangible assets. The Company adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820 (formerly FSP 157-2, “Effective Date of FASB Statement No. 157”), has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2009, the Company adopted a new accounting standard update regarding business combinations. As codified under ASC-805 (formerly SFAS No. 141R, “Business Combinations”), this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes.  In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price.  This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2009, the Company adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC-810 (formerly SFAS No. 160, Accounting and Reporting on Non-controlling Interest in Consolidated Financial Statements, an Amendment of ARB 51”). This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity.  The calculation of earnings per share continues to be based on income amounts attributable to the parent.  The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Effective January 2009, the Company adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC-350 (formerly FSP No. 142-3, “Determination of the Useful Life of Intangible Assets”), this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC-850).  The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement.  The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective January 2009, the Company adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC-350 (formerly EITF No. 08-7, “Accounting for Defensive Intangible Assets”), clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e., a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

Effective April 2009, the Company adopted a new accounting standard for subsequent events, as codified in ASC-855 (formerly SFAS No. 165, Subsequent Events). The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events).  In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.  As a consequence of the adoption of ASC-855, the Company has evaluated subsequent events relating to the three months and nine months ended September 30, 2009 through to and including November 13, 2009, the date of issue of the Company’s Condensed Consolidated Financial Statements.

Effective April 2009, the Company adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting.  The first update, as codified in ASC-820 (formerly FASB Staff Positions (“FSP”) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting.  The second accounting update, as codified in ASC-320 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC-825 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates has not had a significant impact on the Company’s consolidated financial position, results of operations or cash flows.

The Quigley Corporation and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Forward-Looking Statements

Some of the information in this Quarterly Report on Form 10-Q (including the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward looking statements within the meaning of the federal securities laws that relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause the Company or the Company’s industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  You should not rely on forward-looking statements in this report.  Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words, although some forward-looking statements are expressed differently.  This report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of the Company’s markets or other factors.  All forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause the Company’s actual results as well as those of the markets it serves, levels of activity, performance, achievements and prospects to differ materially from the forward-looking statements contained in this report.  You should also consider carefully the statements under other sections of this report that address additional factors that could cause our actual results to differ from those set forth in any forward-looking statements.  The Company undertakes no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.  Additional factors that could cause actual results to differ materially from those expressed in these forward-looking statements include, among others, the following:

•	the loss of, or failure to replace, significant customers;
•	the loss of significant product vendors, raw material vendors, manufacturing sources or the Company’s manufacturing facility;
•	the ineffectiveness of our sales and marketing strategies as pertains to the Company’s primary product Cold-EEZE®, particularly during the cough/cold season;
•	a cough/cold season with low levels of incidences of the common cold;
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

Item 4. Controls and Procedures

Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company performed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer of the Company, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.

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

Material Weaknesses
As a consequence of management’s review of its effectiveness of the design and operation of the disclosure controls and procedures, and management’s determination of the existence of material weaknesses, the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this report.   A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material Weakness – Control environment
Lack of management continuity due to changes in executive management of the Company.  As a consequence of the recent Proxy Contest the former Chief Executive Officer and former Chief Operating Officer of the Company resigned without the benefit of a transition period between the effective date of their respective resignation and the recruitment of new management.  The Company has filled both these positions with personnel who are new to the Company. Additionally, in October, the employment of the Company’s Chief Financial Officer ended and the role was consolidated with the Company’s new Chief Operating Officer.  As a consequence of a lack of continuity of management with limited/no transition or consultation period with prior management, current management has concluded that this control deficiency constitutes a material weakness.

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

Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise in at least two of the following significant areas: (i) accounting for and the disclosure of complex transactions and (ii) the selection, monitoring and evaluation of certain vendors that provided services to Quigley Pharma.  The financial staff of the Company currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

The new management of the Company as part of their review of the Company’s internal control over financial reporting identified the above material weaknesses.  New management has not concluded their review and as this review continues additional material weaknesses may be identified.

Other matters

Furthermore, as previously reported by the Company, on May 19, 2009, Quigley Pharma’s Executive Vice President and Chief Operating Officer, Dr. Richard Rosenbloom was suspended from the Company for allegedly receiving payments from external sources, including vendors of the Company, without disclosure to the Company’s management.  On June 23, 2009, the Board of Directors of the Company agreed to reinstate Dr. Rosenbloom and to form a Special Committee of the Board of Directors to investigate the allegations with respect to Dr. Rosenbloom’s alleged receipt of payments and in due course to report its findings and recommendations to the full Board of Directors. Effective October 22, 2009, the employment of Dr. Rosenbloom was terminated when the position of Executive Vice President of the subsidiary was eliminated.

Remediation Plan for Material Weaknesses
The material weaknesses described above comprise control deficiencies that we discovered during the financial close process for the June 30, 2009 fiscal period.

As the new management becomes familiar with the administration of the business of the Company, the Company will formulate a remediation plan and implement remedial action to address the above material weaknesses.  Management is making progress on its remediation plan which includes (i) obtaining and reviewing the underlying documentation for significant agreements, contracts, transactions and other material commitments entered into by the Company, (ii) the addition of a financial and operations professional, Robert V. Cuddihy, Jr., to the Company’s executive management, (iii) reorganization of the financial staff, including personnel changes and recruitment, (iv) the implementation of a training program for the Company’s financial staff, (v) retention of outside financial consultants to augment the financial staff of the Company with certain subject matter expertise, (vi) meeting with retail customers and vendors and (vii) reorganization of Quigley Pharma staff and the retention of outside consultants to augment such Quigley Pharma staff with certain subject matter expertise and to conduct a thorough review of the entire research and development portfolio of potential products.

The Company believes that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting
The Company is currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above.  Those measures, described under “Remediation Plan for Material Weaknesses,” to be implemented during the third and fourth quarter of fiscal year 2009, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the three months or nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

Item 1. Legal Proceedings

In November 2004, The Quigley Corporation vs. John C. Godfrey, ET AL. (Bucks Co. CCP, No. 04-07776) action, commenced. The Company is seeking declaratory and injunctive relief against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. requesting injunctive relief regarding the Cold-EEZE® trade name and trademark; injunctive relief relating to the Cold-EEZE® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending the Company's payment of commissions to defendants.  The Company's Complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the "Agreements") entered into between the defendants and the Company.  The Company terminated the Agreements for the defendants' alleged material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims against the Company seeking remedies relative to the Agreements.  The Company believes that the defendants' counterclaims are without merit and is vigorously defending those counterclaims and is prosecuting its action on its complaint.

The discovery phase of pre-trial discovery is nearing completion.  Defendants moved for partial summary judgment, and the Company filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2010.

At this time no prediction as to the outcome of this action can be made.

Item 1A.  Risk Factors

The Change in Executive Management Due to the Change in Management of the Company Resulting From the Recent Proxy Contest.

The recent Proxy Contest resulted in the resignation of the former Chief Executive Officer and former Chief Operating Officer of the Company with both these positions now being occupied by personnel who are new to the Company.  Additionally, in October, the employment of the Company’s Chief Financial Officer ended and the role was consolidated with the Company’s new Chief Operating Officer.  This change in management may cause some concern amongst vendors, customers, investors or stockholders during the period of time within which the new management becomes familiar with the administration of the business of the Company.

The Company Will Need to Obtain Additional Capital to Support Long-Term Product Development and Commercialization Programs.

The Company’s ability to achieve and sustain operating profitability depends in large part on the ability to commence, execute and complete clinical programs and obtain additional regulatory approvals for prescription medications acquired or developed by Pharma, particularly in the United States and Europe.  There is no assurance that the Company will ever obtain such approvals or achieve significant levels of sales.  The current sales levels of Cold-EEZE® products may not generate all the funds the Company anticipates will be needed to support current plans for product development.

The Company may need to obtain additional financing to support the cold remedy segment and its long-term product development and commercialization programs.  Additional funds may be sought through public and private stock offerings, arrangements with corporate partners, borrowings under lines of credit or other sources and any equity financing would necessarily dilute stockholder ownership in the Company.  Access to, and availability of funding for such activities may prove difficult or unattainable due to, among other reasons, weak current and future economic conditions, reduction in the availability of credit, financial market volatility and the current economic recession.

The amount of capital that may be needed to complete the Company’s product development initiatives will depend on many factors, including;

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

Many of the foregoing factors are not within the Company’s control.  If additional funds are required and such funds are not available on reasonable terms, the Company may have to reduce its capital expenditures, scale back its development or acquisition of new products, reduce its workforce and out-license to others, products or technologies that the Company otherwise would seek to commercialize itself.  Any additional equity financing will be dilutive to stockholders, and any debt financing, if available, may include restrictive covenants.  Should research activity progress on certain formulations, resulting expenditures may require substantial financial support and  may necessitate the consideration of alternative approaches such as, licensing, joint venture, or partnership arrangements that meet the Company’s long term goals and objectives.

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

The Company has identified material weaknesses in its internal control environment for the period from April 1, 2009 through September 30, 2009.

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

In relation to the condensed consolidated financial statements for the period from April 1, 2009 through September 30, 2009, the Company identified material weaknesses in its internal control environment as follows: (i) lack of management continuity due to changes in executive management of the Company, (ii) lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company and (iii) lack of sufficient subject matter expertise in at least two of the following significant areas: (a) accounting for and the disclosure of complex transactions and (b) the selection, monitoring and evaluation of certain vendors that provided services to Quigley Pharma.

Following the identification of these material weaknesses in the Company’s internal control environment, management took measures and plans to continue to take measures to remediate these weaknesses and deficiencies. However, the implementation of these measures may not fully address these weaknesses. A failure to correct these weaknesses or other control deficiencies or a failure to discover and address any other control deficiencies could result in inaccuracies in the Company’s condensed consolidated financial statements and could impair its ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis and could cause investors to lose confidence in the Company’s reported financial information, which could have a negative impact on our financial condition and stock price. Management of the Company identified the above material weaknesses as part of their review of the Company’s internal control over financial reporting.  Management has not concluded their review and as this review continues additional material weaknesses may be identified.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

  Not applicable

Item 3. Defaults Upon Senior Securities.

  Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

  Not applicable

Item 5.  Other Information

As previously reported on the Company’s Current Report on Form 8-K filed on August 18, 2009, the Board of Directors of the Company (the “Board”) approved and adopted on August 18, 2009, the Amended and Restated By-Laws of the Company (the “2009 Amended By-Laws”) which amended the By-Laws dated December 16, 2008 that were in effect prior to the August 18, 2009 amendments.  The 2009 Amended By-Laws added new sections to require advance notice of stockholder nominations for directors.  These new articles provide for the following:

▪
providing mandatory deadlines for stockholders to make proposals of business and nominations of directors at special or annual meetings of stockholders, generally between ninety (90) and one hundred twenty (120) days before a special meeting, and ninety (90) days nor more than one hundred twenty (120) days prior to the one-year anniversary of the preceding year’s annual meeting;

▪
including a requirement that director nominees complete a questionnaire, designed to elicit information such as his or her qualifications, conflicts of interests and independence, including a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among the nominating stockholders, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is Acting in Concert (as defined therein);

▪
requiring director nominees to sign an agreement that they will not join in undisclosed voting agreements, that they will not enter into undisclosed indemnification or compensation agreements, and that they will comply with all Company policies and guidelines applicable to directors;

▪	requiring nominating stockholders to disclose not only their beneficial ownership position but also any derivative positions;

▪
requiring each stockholder making nominating directors to include any person with whom the proposing stockholder or beneficial owner is Acting in Concert and require proponent stockholders to disclose any such persons; and

▪	requiring stockholders to update and supplement such notice prior to the initial submission and the date of the stockholder meeting.

Item 6.	Exhibits

(1)	Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2)	Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(3)	Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(4)	Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE QUIGLEY CORPORATION

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2009

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 13, 2009