Form 10-K
period 2009-12-31
QUIGLEY CORP
filed 2010-03-26
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  to

Commission file number 01-21617

The Quigley Corporation

(Exact name of registrant as specified in its charter)

Nevada	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

621 N. Shady Retreat Road, Doylestown, Pennsylvania	18901
(Address of principal executive offices)	(Zip Code)

(215) 345-0919
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	NASDAQ Global Market
Common Share Purchase Rights	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $39,223,157 as of June 30, 2009, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 24, 2010:

Common stock, $0.0005 par value per share: 14,484,387

Common share purchase rights: —

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference to the registrant’s proxy statement for the 2010 annual meeting of stockholders.

THE QUIGLEY CORPORATION

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Report.

Such risks and uncertainties include, but are not limited to:

•	The ability of our new management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively including our ability to maintain and increase our market share in the markets in which we do business;
•	Our dependence on sales from our main product, Cold-EEZE®, and our ability to successfully develop and commercialize new products;
•	The uncertain length and severity of the current general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;
•	Our continued ability to comply with regulations relating to our current products and any new products we develop including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate key employees;
•	Other risks identified in this Report.

You should also consider carefully the statements under other sections of this Report, including the Risk Factors included in Item 1A, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Where You Can Find Other Information

The Quigley Corporation (“we”, “us” or the “Company”) files periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available on our website (www.quigleyco.com) free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in those reports as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. Information appearing on our website is not part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549-1004. You may request copies of these documents, upon payment of a duplication fee, by writing the SEC at its principal office at 100 F Street, NE Room 1580, Washington, D.C. 20549-1004. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC, including the Company.

Item 1. Business

General Development of Business

We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural base health products along with supplements and cosmeceuticals for human and veterinary use.

Our primary business is currently the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores. One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For 2009, 2008 and 2007, our revenues from continuing operations have come principally from our cold remedy products.

Prior to 2009, we were organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. We historically managed each of our segments separately as a consequence of different marketing, manufacturing and/or research and development strategies. However, as a consequence of a strategic review, as further described below, completed in the fourth quarter of 2009, we realigned our operations to focus principally on the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals for human and veterinary use. As a consequence of this strategic review, as of December 31, 2009, we are engaged principally in the OTC/Personal Care marketplace segment.

Our strategic review included a review and evaluation of (i) evolving market conditions for OTC cold remedy opportunities in respect of our current product offerings, (ii) our manufacturing and distribution operations and capacity, (iii) product line financial performance criteria, current returns on investment and marketing strategy, (iv) current research and development initiatives and (v) opportunities to develop prescription pharmaceutical and new OTC products.

As a result of our strategic review, management determined that it is in our best interests to focus primarily on the OTC/Personal Care marketplace, which may include but is not limited to our Cold-EEZE® and Kids-EEZE® brands, as well as other homeopathic, dietary supplement, cosmetic, cosmeceutical, first aid, functional food and beverage products.

We also determined to curtail further investment in certain products under development by our wholly-owned subsidiary, Quigley Pharma, Inc. (“Pharma”) in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we have identified certain Pharma products that we feel may warrant further investment in order to determine whether they present significant commercial opportunities. The products we will continue to investigate include compounds QR-333 (potential topical symptomatic relief of diabetic peripheral neuropathy); QR-440 (potential relief of inflammation and joint pain); and QR-448 (potential anti-infective against infectious bronchitis in poultry).

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2009 shall be the term “Fiscal 2009” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated.

We are a corporation organized in Nevada in July 1989. Our principal executive offices are located at 621 N. Shady Retreat Road, Doylestown, Pennsylvania 18901 and our telephone number is 215-345-0919. The terms, we, us and the Company refer to the Company together with its consolidated subsidiaries unless the context otherwise requires.

Recent Developments

Proxy Contest

In April 2009, a group of shareholders of the Company, including Mr. Ted Karkus, our current Chairman and Chief Executive Officer, (the “Karkus Group”) filed with the SEC a preliminary Proxy Statement proposing an alternative slate of director nominees for the Company (the “Alternative Ballot”) to the slate nominated by the Company’s incumbent Board of Directors (the “Incumbent Ballot”) for vote at the May 20, 2009 annual meeting of stockholders’ (the “2009 Annual Meeting”). The Karkus Group proposed the Alternative Ballot because they believed it was time for a change in the Company. As the Alternative Ballot indicated, among other matters, over the prior three fiscal years, the Company’s management had delivered declining revenues, declining gross and net profits (increasing net losses), declining stockholders’ equity and declining stock price, with excessive compensation paid to the Company’s management and their family members.

Stockholders of the Company were solicited by the Company and the Karkus Group (the “Proxy Contest”) to support either the Incumbent Ballot or the Alternative Ballot prior to the Company’s 2009 Annual Meeting. The results certified by an independent inspector of elections on June 1, 2009, showed that the Alternative Ballot received more votes than the Incumbent Ballot. The election was contested by the Company and made subject to a Standstill Order by a District Court Judge in the United States District Court for the Eastern District of Pennsylvania (“District Court”). However, on Friday, June 12, 2009, the District Court issued a decision and order rejecting the last of the Company’s challenges to the election and the slate of directors nominated pursuant to the Alternative Ballot and elected by stockholder vote, took their seats on the Board of Directors of the Company.

On June 12, 2009, Mr. Guy Quigley, then Chairman, President and Chief Executive Officer of the Company, resigned from his positions with the Company. Mr. Quigley’s resignation had been preceded by the resignation of Mr. Charles Phillips, formerly the Executive Vice President and Chief Operating Officer of the Company, effective May 29, 2009.

Additionally on June 12, 2009, following the seating of the newly elected Board of Directors, Mr. Karkus was elected Chairman of the Board of Directors and the Board elected members to its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Mr. Karkus was appointed as our interim Chief Executive Officer effective June 18, 2009 and effective July 15, 2009, the Board appointed (i) Mr. Karkus as our permanent Chief Executive Officer and (ii) appointed Mr. Robert V. Cuddihy, Jr. as Executive Vice President and Chief Operating Officer. Effective October 21, 2009, Mr. Cuddihy also was named our interim Chief Financial Officer.

As a consequence of the Proxy Contest we recognized a charge to operations of approximately $2.5 million in costs associated with the Proxy Contest and related litigation.

Manufacturing Facility Consolidation

Our wholly owned subsidiary, Quigley Manufacturing, Inc. (“QMI”), produces our Cold-EEZE® and other lozenge products along with performing such operational tasks as warehousing and shipping our Cold-EEZE® and other cold remedy products. Additionally, QMI maintains a United States Food and Drug Administration (“FDA”) registered facility that engages in contract manufacturing and distribution activities of lozenge-based products for unaffiliated third parties. QMI also produces and sells therapeutic lozenges to wholesale and distribution outlets. On February 2, 2009, we announced our intention to close QMI’s production facility in Elizabethtown, Pennsylvania and consolidate its manufacturing operations at its Lebanon, Pennsylvania facility. Effective in June 2009, the Elizabethtown facility was closed. QMI’s Lebanon facility continues production and distribution of the Cold-EEZE® brand and other cold remedy products.

QR-333

On April 30, 2009, we announced preliminary results that the Diabetic Peripheral Neuropathy Phase IIb clinical study demonstrated a significant improvement in two key measures of distal sensory nerve function in the group treated with our investigational new drug, QR-333. The compound was applied topically to the feet of subjects suffering from painful diabetic neuropathy and over the course of 12 weeks, significantly improved both maximal conduction velocity and compound sensory amplitude in the sural nerve. The mean improvement in nerve conduction velocity exceeded the change considered by thought leaders to be “clinically meaningful” in clinical studies. The sural nerve carries sensation from the feet and its pathology is the fundamental cause of foot pain and ultimately foot ulcers and amputation in some diabetic subjects.

On July 22, 2009, we announced the final results from our Phase IIb double-blind, placebo-controlled, study of topical compound QR-333 for the treatment of symptomatic diabetic peripheral neuropathy. The study was completed with fewer than expected evaluable patients with the final and comprehensive conclusions revealing that (i) the compound is safe and well tolerated, and (ii) there were nominal trends, but no statistical differences, between active and placebo groups for the primary and secondary endpoints measuring efficacy by (a) the reduction of pain, (b) symptomatic improvements, (c) improved quality of life and (d) improved sleep.

However, we are encouraged by the positive, clinical and statistically significant improvement for efficacy in sural nerve conduction velocity and amplitude unexpectedly found in a sub-set of the patient population. This data may indicate the potential benefit of this compound as a disease modifying agent which, if validated through additional clinical trials, potentially broadens the therapeutic market opportunity. Additional clinical work would be required and future study considerations might include, a longer duration period to improve patient compliance as well as an assessment of sural nerve function and measures of distal nerve sensory thresholds in the feet to provide more detail to the potential for disease modification. There can be no assurance that we will undertake additional clinical studies or that the results thereof would lead to a marketable product that can achieve regulatory approvals.

A preliminary analysis of the lack of adequate primary and secondary end point data indicates that the results may have been attributed to fewer than expected evaluable patients due to a shortage of drug and a high number of patients terminated early due to a lack of compliance with application and usage protocols.

All required end of study regulatory and reporting documentation and procedures will be completed in Fiscal 2010. We will continue to consider licensing, partnering or collaborative relationship opportunities to further the development and potential commercialization of the QR-333 candidate and other formulations.

Description of Business Operations

Cold-EEZE® is one of our key OTC cold remedy products whose benefits are derived from its proprietary zinc formulation. The product’s effectiveness has been substantiated in two double-blind clinical studies proving that Cold-EEZE® reduces the duration and severity of the common cold symptoms by nearly half. The Cold-EEZE® product line is based upon a proprietary zinc gluconate glycine formula. We acquired worldwide manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996. The demand for our cold-remedy products is seasonal, where the third and fourth quarters of each year generally having the largest sales volume.

Since June 1996, our continuing business operations have concentrated on the manufacturing, marketing and development of our proprietary Cold-EEZE® cold-remedy lozenge products and on development of various product extensions. Our product line of cold remedy products are reviewed regularly to identify new consumer opportunities and/or trends in flavor, convenience and packaging to help improve market share for the Cold-EEZE® product. Additionally, we are active in exploring new product technologies, applications, product line extensions and other new product opportunities consistent with our brand image and standard of proven consumer benefit and efficacy.

Our manufacturing, warehousing and distribution operations are principally located in Lebanon, Pennsylvania. This facility manufactures lozenge products such as Cold-EEZE® and other related products, and is responsible for warehousing, shipping and other operational tasks for all our products.

On February 29, 2008, we sold our wholly owned subsidiary, Darius International, Inc. (“Darius”), our former health and wellness segment, to InnerLight Holdings, Inc. (“InnerLight”). On February 29, 2008, Mr. Kevin P. Brogan, the then president of Darius was a significant shareholder of InnerLight. In addition, Mr. Gary Quigley, then an employee of the Company (as well as a shareholder) and the brother of Mr. Guy Quigley, the Company’s then Chairman, President and Chief Executive Officer (as well as a shareholder), became a significant shareholder of Innerlight either before or shortly after the sale of Darius. Mr. Gary Quigley was also a principal of Scandasystems, Ltd. (“Scandasystems”), which entered into an agreement to receive royalties from Innerlight. The results and balances associated with Darius are presented as discontinued operations in our consolidated statements of operations (see Notes 3 and 12 to Consolidated Financial Statements).

For Fiscal 2009 and 2008, our net sales for each period were related to markets in the United States.

Products

Cold-Remedy Products

In May 1992, we entered into an exclusive agreement for worldwide representation, manufacturing and marketing of Cold-EEZE® products in the United States. Cold-EEZE®, a zinc gluconate glycine formulation (ZIGGTM), is an OTC consumer product used to reduce the duration and severity of the common cold and is available in lozenge and sugar-free tablet form. We have substantiated the effectiveness of Cold-EEZE® through a variety of studies. A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

On May 22, 1992, “Zinc and the Common Cold, a Controlled Clinical Study,” was published in England in the Journal of International Medical Research, Volume 20, Number 3, Pages 234-246. According to this publication, (a) flavorings used in other Zinc lozenge products (citrate, tartrate, separate, orotate, picolinate, mannitol or sorbitol) render the Zinc inactive and unavailable to the patient’s nasal passages, mouth and throat where cold symptoms have to be treated, (b) this patented formulation delivers approximately 93% of the active Zinc to the mucosal surfaces and (c) the patient has the same sequence of symptoms as in the absence of treatment but goes through the phases at an accelerated rate and with reduced symptom severity.

On July 15, 1996, results of a new randomized double-blind placebo-controlled study on the common cold, which commenced at the Cleveland Clinic Foundation on October 3, 1994, were published. The study “Zinc Gluconate Lozenges for Treating the Common Cold” was completed and published in The Annals of Internal Medicine — Volume 125 Number 2. Using a 13.3mg lozenge (almost half the strength of the lozenge used in the Dartmouth study), the result still showed a 42% reduction in the duration of common cold symptoms.

In April 2002, we announced the statistical results of a retrospective clinical adolescent study at the Heritage School facility in Provo, Utah that suggests that Cold-EEZE® is also an effective means of preventing the common cold and statistically (a) lessens the number of colds an individual suffers per year, reducing the median from 1.5 to zero and (b) reduces the use of antibiotics for respiratory illnesses from 39.3% to 3.0% when Cold-EEZE® is administered as a first line treatment approach to the common cold.

In April 2002, we were assigned a Patent Application which was filed with the Patent Office of the United States Commerce Department for the use of Cold-EEZE® as a prophylactic for cold prevention. The new Patent Application follows the results of the adolescent study at the Heritage School facility.

In May 2003, we announced the findings of a prospective study, conducted at the Heritage School facility in Provo, Utah, in which 178 children, ages 12 to 18 years, were given Cold-EEZE® lozenges both symptomatically and prophylactically from October 5, 2001 to May 30, 2002. The study found a 54% reduction in the most frequently observed cold duration. Those subjects not receiving treatment most frequently experienced symptom duration of 11 days compared with 5 days when Cold-EEZE® lozenges were administered, a reduction of 6 days.

Our business is subject to federal and state health and safety laws and regulations. Cold-EEZE® is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the United States Food and Drug Administration (“FDA”) and the Homeopathic Pharmacopoeia of the United States. See “Regulatory Matters” below for more information.

Products Under Development

We are currently focused on the research and development of potential natural base health products, particularly compounds QR-333 (potential topical symptomatic relief of diabetic peripheral neuropathy); QR-440 (potential relief of inflammation and joint pain); and QR-448 (potential anti-infective against infectious bronchitis in poultry). We are also in the initial stages of what may be a lengthy process to develop our patent applications into or acquire rights for commercial products employing these compounds.

QR-333 — In April 2002, we initiated a Proof of Concept Study in France for treatment of diabetic neuropathy, which was concluded in 2003. We proceeded through a series of product development stages including (i) proof of concepts, (ii) filing an Investigational New Drug (“IND”) application for the relief of symptoms of diabetic symmetrical peripheral neuropathy lab evaluations, and (iii) the execution of variety of clinical and other studies.

As discussed above under “Recent Developments”, on July 22, 2009, we announced the final results from our Phase IIb double-blind, placebo-controlled, study of topical compound QR-333 for the treatment of symptomatic diabetic peripheral neuropathy. The study was completed with fewer than expected evaluable patients with the final and comprehensive conclusions revealing that (i) the compound is safe and well tolerated, and (ii) there were nominal trends, but no statistical differences, between active and placebo groups for the primary and secondary endpoints measuring efficacy by (a) the reduction of pain, (b) symptomatic improvements, (c) improved quality of life and (d) improved sleep.

However, we are encouraged by the positive, clinical and statistically significant improvement for efficacy in sural nerve conduction velocity and amplitude unexpectedly found in a sub-set of the patient population. Those data may indicate the potential benefit of this compound as a disease modifying agent which, if validated through additional clinical trials, potentially broadens the therapeutic market opportunity. Additional clinical work would be required and future study considerations might include, a longer duration period to improve patient compliance as well as an assessment of sural nerve function and measures of distal nerve sensory thresholds in the feet to provide more detail to the potential for disease modification. There can be no assurance that we will undertake such additional clinical studies or that the results thereof would lead to a marketable product that can achieve regulatory approvals.

A preliminary analysis of the lack of adequate primary and secondary end point data indicates that the results may have been attributed to fewer than expected evaluable patients due to a shortage of drug and a high number of patients whose participation was terminated early due to a lack of compliance with application and usage protocols.

All required end of study regulatory and reporting documentation and procedures will be completed. We will continue to consider licensing, partnering or collaborative relationship opportunities to further the development and potential commercialization of the QR-333 candidate and other formulations.

QR-440 (a) — We received an additional Investigational New Animal Drug (“INAD”) number from the Center for Veterinary Medicine of the FDA. In previous studies, QR-440 has been shown to reduce inflammation and also suggests possible disease-modifying potential.

QR-448(a) — In May 2008, we announced positive results from a study conducted in chickens to evaluate the anti-viral activity of our veterinary drug compound QR-448(a). The compound was administered to chicks that had been infected with Infectious Bronchitis Virus (“IBV”). The data from the study indicated that QR-448(a) is efficacious against an IBV challenge in two week old specific pathogen free (“SPF”) chicks, confirming previous results indicating that treatment with QR-448(a) before or after viral exposure has the potential to lessen or prevent disease.

We initiated our investigations into the effectiveness of this compound based on feedback from poultry industry leaders who expressed an increasing need for additional products to combat IBV. With the completion of this latest study and the current dossier of data, we plan to solicit the poultry industry for additional guidance and potential interest and opportunities for developing this compound jointly toward commercialization.

In September 2008, we announced successful results from a follow up study designed to determine the duration of the anti-viral effect of QR-448(a) against IBV in commercial broiler chickens, a consumer meat type bird. Results demonstrated longer duration of protection from IBV and reduction of clinical signs in chickens. Additionally, in September 2008, we announced that the anti-viral QR-448(a) compound successfully prevents transmission of infectious bronchitis in chickens. Veterinary poultry products industry experts and those familiar with prevention and control of IBV recognize that abating transmission is perhaps one of the most important ways to economically prevent, control and manage potential losses due to infectious bronchitis outbreaks.

QR-340 — On February 24, 2009, we and Levlad, LLC/Natures Gate (“Levlad”), a manufacturer and marketer of personal care products based on botanicals, signed a license with assignment of ownership agreement for our patented formulation QR-340. The compound was clinically tested and shown to improve the appearance of scars in a comparative study. The license agreement provides, among other matters, that Levlad to further refine, develop and commercialize the product with exclusivity and eventual full ownership of the patent within five years, beginning January 2009 and required Levlad to make minimum royalty payments totaling $1.1 million to us over the time period. Under the terms of the license agreement, if the minimum payments and terms are not met within the five-year period, we will retain full rights and ownership of the property, however, Levlad can continue to pay per unit royalties beyond five years for a non-exclusive license.

Patents, Trademarks, Royalty and Commission Agreements

We do not currently own patents for our OTC cold-remedy products. We maintain various trademarks for each of our products including Cold-EEZE® and Kids-EEZE® and have obtained a trademark for the major components of our Cold-EEZE® lozenge, ZIGGTM (denoting zinc gluconate glycine), to set Cold-EEZE® apart from the imitations then proliferating the marketplace.

We own 59 domestic and international patents covering eight product development initiatives. Additionally, we have pending 32 patent applications. To date, we have not realized any meaningful levels of revenues from such patents. The strength of our patent position could be important to our long-term success, however there can be no assurance that our patents and patent applications will effectively protect our products from duplication by others.

The Cold-EEZE® products are marketed by us in accordance with the terms of a licensing agreement (between us and the developer). The contract is assignable by us with the developer’s consent. In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, during the term of this agreement, which expired in 2007. However, we and the developer are in litigation and as such no potential offset for these fees from such litigation has been recorded (see Item 3. Legal Proceedings).

Product Distribution and Customers

Our products are distributed through numerous food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers throughout the United States. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition. Revenues for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $19.8 million, $20.5 million and $28.2 million, respectively. CVS Caremark Corporation, Walgreen Company and Wal-Mart Stores, Inc. accounted for approximately 15%, 15% and 13% of our revenues for Fiscal 2009. Walgreen Company and Wal-Mart Stores, Inc. accounted for approximately 14% and 14%, respectively, of our revenues for Fiscal 2008 and 13% and 14%, respectively of our revenues for Fiscal 2007.

In addition, we have several national Broker, Distributor and Representative Agreements which provide for commission compensation based on sales performance.

Research and Development

Our current research and development activity is specifically focused on potential natural base health products including compounds QR-333 (potential topical symptomatic relief of diabetic peripheral neuropathy), QR-440 (potential relief of inflammation and joint pain), and QR-448 (potential anti-infective against infectious bronchitis in poultry). In addition, we may seek to acquire new formulations, ingredients, applications and other products developed by, or to enter into other commercial arrangements with, third parties who may be seeking our commercialization, marketing and distribution expertise or who present us with opportunities to grow the Company, capture additional market share and expand our product lines. We are currently undergoing limited research and development activity, in compliance with regulatory requirements, and are evaluating various new product technologies, applications, licensing, commercialization and other development opportunities. We are also in the initial stages of what may be a lengthy process to develop our patent applications into or acquire rights for commercial products.

We have historically invested significantly in research and development activities. Our research and development costs for Fiscal, 2009, 2008 and 2007 were $1.3 million, $4.2 million and $6.5 million, respectively. Such research and development expenditures in each year were principally for the development, including certain clinical studies, of natural base health products. We have determined that further material investment certain Pharma products under development would be curtailed in light of our view, following our strategic analysis undertaken in Fiscal 2009 concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we have identified certain Pharma products that we believe may warrant further investment in order to determine whether they present significant commercial opportunities, including QR-440 (potential relief of inflammation and joint pain), and QR-448 (potential anti-infective against infectious bronchitis in poultry). Additionally, future research and development expenditures are anticipated in order to develop extensions of the Cold-EEZE® product and potential unrelated new products in the OTC and consumer health care industry.

Currently, we fund our research and development costs with cash generated from operations. In addition to funding from operations, we may seek to raise capital through the issuance of securities or to other financing sources to support our research and development activities including new product technologies, applications, licensing, commercialization and other development opportunities, as well as acquisitions of new formulations, ingredients, applications and other products. Any such funding through the issuance of our equity securities would result in the dilution of current stockholder ownership. Should research or commercialization activity progress on certain formulations, resulting expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture or partnership arrangements that meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it could result in the deferral or loss of future growth and development opportunities.

Regulatory Matters

We are subject to federal and state laws and regulations adopted for the health and safety of users of pharmaceutical and health care products. Our Cold-EEZE® product is subject to regulation by various federal, state, and local agencies, including the FDA, and standards established by the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and we may be subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of manufacturing or distributing its products. Our Cold-EEZE® product is considered a homeopathic drug and is exempt from pre-approval requirements and other, but not all, FDA requirements. Many homeopathic drug products, including Cold-EEZE®, are manufactured and distributed under FDA enforcement policies that provide criteria needed to market a homeopathic OTC drug product without FDA approval. We believe we meet those requirements, which include registration of our manufacturing facility, listing of the product in FDA’s product database, and packaging, labeling, and manufacturing homeopathic drugs in compliance with current good manufacturing practice (“cGMP”) regulations. Due to the unique nature of homeopathic drug products, some cGMP requirements are not applicable, including expiration dating, and testing and release for distribution. In addition, the FDA is currently not enforcing the requirement for a laboratory determination of identity and strength of each active ingredient prior to release for distribution, although this exemption is pending FDA review and we cannot assure that the exemption will be permanently implemented. We also cannot assure that the FDA will agree with our determination of compliance. If the FDA disagrees, the FDA could, upon inspection, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both. If we fail to take timely corrective actions to the satisfaction of FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both. In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct. Management believes that we are in compliance with all such laws, regulations, and standards currently in effect including the Food, Drug, and Cosmetics Act as amended from time to time, and the standards established under the Homeopathic Pharmacopoeia of the United States.

Pre-clinical development, clinical trials, product manufacturing, labeling, marketing, distribution and licensing and/or acquisition of potential new products are also generally subject to federal and state regulation in the United States and other countries. Obtaining FDA and any other required regulatory approval for prescription pharmaceutical and certain OTC products, or seeking the issuance of a final monograph from the FDA for certain OTC products, can require substantial resources and take several years. The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indications to be treated. If we cannot obtain regulatory approval of, or final OTC monograph for, these new products in a timely manner or if patents are not granted or are subsequently challenged, it could have a material adverse effect on our business and financial condition.

Competition

We compete with other suppliers of OTC cold-remedy products. These suppliers range widely in size. Some of our competitors have significantly greater financial, technical or marketing resources than we do. Management believes that our Cold-EEZE® product, which has been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms, offers a significant advantage over many of our competitors in the OTC cold-remedy market. We believe that our ability to compete depends on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2009 we employed 50 full-time and 4 part-time employees, the majority of which were employed at our manufacturing facility in a production function. The remainder were involved in an executive, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

Suppliers; Raw Materials

The principal sales generating product of our cold remedy segment is the Cold-EEZE® zinc gluconate glycine lozenge product which is available in various flavors for purchase by consumers at retail stores. We also produce zinc private label lozenge products for sale to certain retail customers. Our zinc lozenge products are manufactured principally by QMI. The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required. While the absence of a current raw materials or packaging source may cause short term interruption, identified alternative sources would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale. Certain products within our line of products such as Cold-EEZE® Sugarfree tablets and Kids-EEZE® Chest Relief are manufactured for us by third party contract manufacturers and while currently purchased from single sources do not constitute a material revenue risk to us if product availability was jeopardized.

Item 1A. Risk Factors

Any of the following risks could materially affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks facing us. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our business is subject to significant competitive pressures

The OTC healthcare product, pharmaceutical and consumer product industries are highly competitive. Many of our competitors have substantially greater capital resources, technical staffs, facilities, marketing resources, product development, distribution and experience than we do. As a consequence, our competitors may have certain advantages, including the ability to allocate greater resources for new product development, marketing and other purposes.

We believe that our ability to compete depends on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support, and new and existing product innovation and commercialization. There can be no assurance that we will be able to compete successfully in the future. If we are unable to compete effectively, our earnings may be significantly negatively impacted.

Certain of our investments and initiatives have been in the process of a strategic transformation as new management assesses the status of various product development initiatives. In connection with this assessment, we have determined to curtail investment in certain of Pharma’s products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. We have realigned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals for human and veterinary use. In addition, we may seek to acquire from third parties or enter into other arrangements with respect to new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise.

There can be no assurance that we will be able to effectuate this new business plan successfully or that revenue growth will occur once the plan is effected. In addition, we may not be successful in acquiring or otherwise entering into any new lines of business and, if we are successful in doing so, there can be no assurance that such new business will achieve profitability.

We will need to obtain additional capital to support long term product development and commercialization programs

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete new and existing product innovation and commercialization including, if required, clinical programs to obtain regulatory approvals in the United States and elsewhere. We can give no assurance that we will be able to achieve such product innovation and commercialization, to obtain any required approvals or to achieve significant levels of sales.

Should research or commercialization activity progress on certain formulations, resulting expenditures may require substantial financial support. The current sales levels of Cold-EEZE® products may not generate all the funds we anticipate will be needed to support future product acquisition or development. Accordingly, in addition to funding from operations, we may in the short and long term seek to raise capital through the issuance of securities or to secure other financing sources to support our research, new product technologies, applications, licensing, commercialization and other development opportunities. If we obtain such funding through the issuance of equity securities, it would result in the dilution of current stockholders’ ownership in the Company. Any debt financing, if available, may include financial and other covenants that could restrict use of proceeds of such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as, licensing, joint venture, or partnership arrangements that meet our long term goals and objectives.

The amount of capital that may be needed to complete product development initiatives will depend on many factors which may include but are not limited to (i) the cost involved in applying for and obtaining FDA and international regulatory approvals, (ii) whether we elect to establish partnering arrangements for development, sales, manufacturing and marketing of such products, (iii) the level of future sales of Cold-EEZE® products, and expense levels for marketing efforts, (iv) whether we can establish and maintain strategic arrangements for development, sales, manufacturing and marketing of our products, and (v) whether any or all of the options for our common stock, $0.0005 par value per share (the “Common Stock”) issued to former executives and employees of the Company are exercised and the timing and amount of these exercises.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows

During Fiscal 2008 and 2009, there has been substantial volatility and a decline in financial markets due at least in part to the deteriorating global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic crisis. These conditions could have an adverse effect on our industry and business, including our access to funding sources, demand for our products and our customers’ ability to continue to purchase our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to issue equity or to incur indebtedness to finance our growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, or at all.

The sales of our primary product fluctuates by season

A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for our OTC cold remedy products. There can be no assurance that we will be able to manage our working capital needs and inventory to meet the fluctuating demand for these products. Failure to accurately predict and respond to consumer demand may result in the production of excess inventory which may be expensive to store or which we may be required to dispose if such excess inventory remains unsold. Conversely, if products achieve greater success than anticipated for any given quarter, this may result in insufficient inventory to meet customer demand.

Our performance may fluctuate when our retail customers are affected simultaneously by the same economic,

regulatory or health and wellness factors

Our revenues are significantly concentrated in OTC cold remedy products. Our retail customers are subject to fluctuations of business based upon consumer purchasing trends, demand for cold remedy products and overall economic and market conditions. Consequently, many retailers will likely be influenced at the same time by similar economic conditions, regulatory factors or health and wellness trends, which can affect the level of demand for our products. It is reasonable to expect that, if one retailer reduces or delays its purchasing in response to a general economic, regulatory or health and wellness factor, other retailers may also decide to reduce or delay their purchasing at approximately the same time. Accordingly, our sales are subject to fluctuations as a result of such factors.

We have a concentration of sales to and accounts receivable from several large retail customers

Although we have a broad range of retail customers that includes many large wholesalers, mass merchandisers and multiple outlet pharmacy and food chains, our five largest customers account for a significant percentage of our sales — 56% and 48% of total sales for Fiscal 2009 and 2008, respectively. In addition, retail customers comprising the five largest accounts receivable balances represented 66% and 55% of total accounts receivable balances at December 31, 2009 and 2008, respectively. We extend credit to retail customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required. If one or more of these large retail customers cannot pay, the write-off of their accounts receivable could have a material adverse effect on our operations and financial condition. The loss of sales to any one or more of these large retail customers would also have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success depends on the continued sales of our principal product

For Fiscal 2009 and 2008, our cold remedy products, principally Cold-EEZE®, represented approximately 92% and 89%, respectively, of our total sales. Accordingly, we depend on the continued acceptance of Cold-EEZE® products by our customers. However, there can be no assurance that Cold-EEZE® products will continue to receive or maintain market acceptance. The inability to successfully commercialize Cold-EEZE® in the future, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations.

Our products and potential new products are or may be subject to extensive governmental regulation

Our business is regulated by various agencies of the states and localities where our products are sold. Governmental regulations in foreign countries where we plan to commence or expand sales may prevent or delay entry into a market or prevent or delay the introduction, or require the reformulation of certain of our products. In addition, no prediction can be made as to whether new domestic or foreign legislation regulating our activities will be enacted. Any new legislation could have a material adverse effect on our business, financial condition and operations. Non-compliance with any applicable requirements may subject us or the manufacturers of our products to agency action, including warning letters, fines, product recalls, seizures and injunctions.

The manufacturing, processing, formulation, packaging, labeling and advertising of our cold remedy products are subject to regulation by several federal agencies, including (i) the FDA, (ii) the Federal Trade Commission (“FTC”), (iii) the Consumer Product Safety Commission, (iv) the United States Department of Agriculture, (v) the United States Postal Service, (vi) the United States Environmental Protection Agency and (vii) the United States Occupational Safety and Health Administration.

In addition to OTC and prescription drug products, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, over-the-counter and prescription drugs and cosmetics. The FTC also has overlapping jurisdiction with the FDA to regulate the promotion and advertising of vitamins, over-the-counter drugs, cosmetics and foods. In addition, our cold remedy products are homeopathic remedies which are subject to standards established by the Homeopathic Pharmacopoeia of the United States (“HPUS”). HPUS sets the standards for source, composition and preparation of homeopathic remedies which are officially recognized under the Federal Food, Drug and Cosmetics Act, as amended.

Preclinical development, clinical trials, product manufacturing, labeling, distribution and marketing of potential new products are also subject to federal and state regulation in the United States and other countries. Clinical trials and product marketing and manufacturing are subject to the rigorous review and approval processes of the FDA and foreign regulatory authorities. To obtain approval of a new drug product, a company must demonstrate through adequate and well-controlled clinical trials that the drug product is safe and effective for its intended use. Obtaining FDA and other required regulatory approvals is lengthy and expensive. Typically, obtaining regulatory approval for pharmaceutical products requires substantial resources and takes several years. The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indication to be treated. Preclinical studies must comply with FDA regulations. Clinical trials must also comply with FDA regulations to ensure safety of the human subjects in the trial and may require large numbers of test subjects, complex protocols and possibly lengthy follow-up periods. Consequently, satisfaction of government regulations may take several years, may cause delays in introducing potential new products for considerable periods of time and may require imposing costly procedures upon our activities. If regulatory approval of new products is not obtained in a timely manner or not at all, we could be materially adversely affected. Even if regulatory approval of new products is obtained, such approval may impose limitations on the indicated uses for which the products may be marketed which could also materially adversely affect our business, financial condition and future operations.

We have a history of losses and limited working capital

We have experienced net losses and declining sales for each of the past three fiscal years. As a consequence, and in connection with our strategic review of the Company, we determined to curtail investment in certain of Pharma’s existing products under development and have realigned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals for human and veterinary use.

There can be no assurance that this strategic realignment will provide any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. Furthermore as part of our strategic realignment, we have implemented certain cost reduction programs that, in of themselves, may not be sufficient to return the Company to profitability. As of December 31, 2009, we had working capital of approximately $11.5 million.

We may not be able to develop or successfully commercialize new products

As a consequence of the current curtailment of investment in Pharma, we may not have the ability to research and develop prescription medications based on our existing patents and no assurances can be given that commercially viable products will be developed from these patents or our pending patent applications. Prior to any new product being available for sale, substantial resources will have to be committed to commercialize a product which may include research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval. We face significant technological risks inherent in developing these products. We may suspend or abandon some or all of our proposed new products before they become commercially viable. Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

Our success is dependent on key personnel

Our success depends, in part, upon the continued service of key personnel, such as Mr. Ted Karkus, Chairman and Chief Executive Officer, Mr. Robert V. Cuddihy, Jr., Chief Operating Officer and Interim Chief Financial Officer, and certain managers and strategists within the Company. The loss of the services of any one of them could have a material adverse effect on us.

We may not be able to hire, train, motivate, retain and manage professional staff; transitions in management may affect our business

We must hire, train, motivate, retain and manage highly skilled employees. Competition for skilled employees who can perform the services that we require is intense and hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. If we are not be able to hire sufficient professional staff to support our operations, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

In 2009, as a result of the successful Proxy Contest, our former Chief Executive Officer and former Chief Operating Officer resigned. Both these positions are now occupied by individuals, Mr. Karkus and Mr. Cuddihy, who are new to the Company. Additionally, in October, the employment of our then Chief Financial Officer ended and the duties of chief financial officer were assumed, on an interim basis, by Mr. Cuddihy. This change in management may cause some concern among vendors, customers, investors or stockholders during the period of time within which our new management becomes familiar with the administration of our business, completes its strategic assessment of the Company and implements our new business plan.

We are dependent on our manufacturing facility and suppliers for certain of our cold remedy products

Our manufacturing, warehousing and distribution center is located in Lebanon, Pennsylvania. In the event of a disruption of this facility, we would outsource, at least temporarily, to third parties our manufacturing, warehousing and distribution requirements. While such secondary sources have been identified for our products, if we are unable to find other sources or there were a delay in the ramp-up for the production and distribution operations for some of our products, it could have a material adverse effect on our operations.

Certain raw material active ingredients used in connection with the Cold-EEZE® product are purchased from a single unaffiliated supplier. Should the relationship terminate or the vendor become unable supply material, we believe that current contingency plans would prevent such termination from materially affecting our operations, although there may be delays in production of our products until an acceptable replacement supplier is located.

We continue to look for safe and reliable multiple-location sources for products and raw materials so that we can continue to obtain products and raw materials in the event of a disruption in our business relationship with any single manufacturer or supplier. While secondary sources have been identified for some of our manufacturing and raw materials needs, our inability to find alternative sources for some of our manufacturing and raw materials may have a material adverse effect on our operations and financial condition. In addition, the terms on which manufacturers and suppliers will make products and raw materials available to us could have a material effect on our success.

The manufacturing of OTC products and dietary supplements is subject to applicable current good manufacturing practice regulations and FDA inspections. We believe we are in substantial compliance with material provisions of the applicable cGMP regulations. Contract manufacturers are also subject to these same requirements and we require such compliance in our contractual relationships with such manufacturers. However, we cannot assure that the FDA will agree with our determination of compliance. If the FDA disagrees, it could, upon inspection of our facility, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both. If the FDA concludes that there is an imminent public health threat or if we fail to take timely corrective actions to the satisfaction of the FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both. In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct. The FDA could initiate similar legal actions against the contract manufacturer if it concludes its facility is not in compliance, which would affect the availability our products. While secondary sources have been identified for our products, our inability to find other sources or a delay in the ramp-up for the production and distribution operations for some of its products may have a material adverse effect on our operations.

We are uncertain as to whether we can protect our proprietary rights

The strength of our patent position and proprietary formulations and compounds may be important to our long-term success. We currently own numerous U.S. and foreign patents in connection with potential products; however there can be no assurance that these patents and proprietary formulations and compounds will effectively protect our products from duplication by others. In addition, we may not be able to afford the expense of any litigation which may be necessary to enforce our rights under any of the patents. Furthermore, there can be no assurance that third parties will not obtain access to or independently develop our technologies, know-how, ideas, concepts and documentation, which could have a material adverse effect on our financial condition.

Although we believe that current and future products do not and will not infringe upon the patents or violate the proprietary rights of others, if any of our current or future products do infringe upon the patents or proprietary rights of others, we may have to modify the products or obtain an additional license for the manufacture and/or sale of such products. We could also be prohibited from selling the infringing products. If we were found to infringe on the proprietary rights of others, it is uncertain whether we would be able to take corrective actions in a timely manner, upon acceptable terms and conditions, or at all, and the failure to do so could have a material adverse effect upon our business, financial condition and operations.

Our existing products and potential new products expose us to potential product liability claims

Our business results in exposure to an inherent risk of potential product liability claims, including claims for serious bodily injury or death caused by the sales of our existing products and the products which are being developed. These claims could lead to substantial damage awards. We currently maintain product liability insurance in the amount of, and with a maximum payout of, $25 million. A successful claim brought against us in excess of, or outside of, existing insurance coverage could have a material adverse effect on our results of operations and financial condition. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on the consumer demand for its products.

We are involved in litigation including claims relating to certain of our Cold-EEZE® products and other business matters

We are, from time-to-time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, can be time-consuming and expensive to defend and can divert management’s attention and resources. While management believes that we have adequate insurance coverage and, if applicable, accrued loss contingencies for all known matters, there is no assurance that the outcome of all current or future litigation will not have a material adverse effect on us.

Certain Officers, Directors and former executives and their families own a substantial amount of our Common

Stock

As of March 24, 2010, our executive officers and directors beneficially owned approximately 9.1% of our Common Stock and our former executives, Mr. Guy J. Quigley and Mr. Charles Phillips, and their immediate families beneficially owned, approximately 30.7% of our Common Stock. Mr. Quigley and Mr. Phillips also hold options granted under our 1997 Stock Option Plan to purchase an aggregate of 633,500 additional shares of our Common Stock at an average exercise price of $8.08 per share. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of other shareholders. Accordingly, your ability to influence us through voting your shares may be limited or the market price of our Common Stock may be adversely affected.

Our stock price is volatile

The market price of our Common Stock has experienced significant volatility. There are several factors which could affect the price of our Common Stock, including some of which are announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products. Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our Common Stock.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of the Common Stock and our ability to raise funds in new stock offerings

Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock. As of March 24, 2010, we had 14,484,387 shares of Common Stock outstanding.

As of March 24, 2010 we also have outstanding options, which are fully vested, to purchase an aggregate of 1,487,750 shares of our Common Stock at an average exercise price of $8.64 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay cash dividends in the foreseeable future

We have not paid cash dividends on our Common Stock since our inception. Our intention is to retain earnings, if any, for use in the business and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

Our Articles of Incorporation and By-laws contain certain provisions that may be barriers to a takeover

Our Articles of Incorporation and By-laws contain certain provisions which may deter, discourage, or make it difficult for another person or entity to gain control of the through a tender offer, merger, proxy contest or similar transaction or series of transactions. These provisions may deter a future tender offer or other takeover attempt. Some stockholders may believe such an offer to be in their best interest because it may include a premium over the market price of our Common Stock at the time. In addition, these provisions may assist current management in retaining its position and place it in a better position to resist changes which some stockholders may want to make if dissatisfied with the conduct of our business.

We have agreed to indemnify our Officers and Directors from liability

In accordance with sections 78.7502 and 78.751 of the Nevada General Corporation Law our Articles of Incorporation provide that we will indemnify any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding because he or she is or was a director, officer, employee or agent of the Company or is or was serving at the Company’s request as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. These provisions permit us to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification. In August 2009, we entered into a standard form of indemnity agreement with each member of our Board of Directors, Mr. Karkus and Mr. Cuddihy. These agreements provide, among other things, that we will indemnify each director, Mr. Karkus and Mr. Cuddihy in the event they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. These indemnity provisions may reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company or its stockholders. In addition, to the extent that we expend funds to indemnify directors and officers, funds will be unavailable for operational purposes.

We have identified material weaknesses in our internal control environment for the period from April 1, 2009 through December 31, 2009

A material weakness is a control deficiency, or combination of control deficiencies, that results in a reasonable probability that a material misstatement of financial statements will not be prevented or detected by our internal controls. In relation to our Financial Statements for Fiscal 2009, in connection with its review of the Company’s internal control process over financial reporting, management identified as a consequence of certain events occurring during the second quarter of Fiscal 2009 the following material weaknesses in our internal control environment: (i)lack of management continuity due to changes in executive management and (ii) lack of documentation and/or the availability of documentation or records our files of business transactions, contracts and/or evaluations conducted by the Company. Additionally, during a portion of Fiscal 2009, we also identified and initiated remediation program to address our lack of sufficient subject matter expertise in at least two of the following significant areas: (a) accounting for and the disclosure of complex transactions and (b) the selection, monitoring and evaluation of certain vendors that provided services to Pharma.

Following the identification of these material weaknesses, management took measures and plans to continue to take measures to remediate these weaknesses and deficiencies. However, the implementation of these measures may not fully address these weaknesses. A failure to correct these weaknesses or other control deficiencies or a failure to discover and address any other control deficiencies could result in inaccuracies in our consolidated financial statements and could impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis or could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters is located in Doylestown, Pennsylvania. We purchased this property, with an area of approximately 13,000 square feet, comprised principally of office space and limited warehousing and storage, in November 1998.

Our principal manufacturing facility is located in Lebanon, Pennsylvania. The facility was purchased in October 2004. The facility has a total area of approximately 57,500 square feet, comprised of manufacturing, warehousing and office space. Effective in June 2009, we closed our 15,500 square foot Elizabethtown, Pennsylvania manufacturing location and consolidated our manufacturing operations in the Lebanon facility. At December 31, 2009, the net value of the Elizabethtown facility in the amount of $138,000 is classified as an asset held for sale.

In addition to warehousing and storage capacity at the Lebanon facility, we also store certain inventory on a month-to-month basis, as needed, at a number of additional warehouses with storage charges based upon the quantities of product being stored. We believe that our existing facilities are adequate at this time.

Item 3. Legal Proceedings

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.

This action was commenced by us in November 2004 in the Court of Common Pleas of Bucks County, Pennsylvania against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. for injunctive relief regarding the Cold-EEZE® trade name and trademark; injunctive relief relating to the Cold-EEZE® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending our payment of commissions to defendants. Our complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the “Agreements”) between us and the defendants. We have terminated the Agreements due to the defendants’ alleged material breaches of the Agreements. Defendants have answered the complaint and asserted counterclaims against us seeking remedies relative to the Agreements. We believe that the defendants’ counterclaims are without merit and are vigorously defending those counterclaims and are prosecuting our action on the complaint.

Pre-trial discovery is complete. Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment. On August 21, 2008, the court denied both motions for summary judgment. The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2010.

At this time no prediction as to the outcome of this action can be made.

THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION

INSURANCE SERVICES AGENCY, INC.

We instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005 in the Court of Common Pleas of Bucks County, Pennsylvania,. The purpose of this suit was to maintain an action and toll the statute of limitation against our insurance broker who failed to place excess limits coverage for us for the period from November 29, 2003 until April 6, 2004. As a result of the defendant’s failure to place insurance and to notify us thereof, certain pending actions covered by our underlying insurance which are currently being defended by insurance counsel and the underlying insurance carrier may cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005. Any case in which an alleged action arose relating to the use of Cold-EEZE® Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

Our claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims based on our undertaking of certain attorneys’ fees and costs of settlement for claims that should have been covered by underlying insurance placed by Wachovia Insurance Services, Inc.

At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

THOMAS A. SIMONIAN VS. THE QUIGLEY CORPORATION

On February 24, 2010, an action was commenced in the United States District Court for the Northern District of Illinois Eastern Division by Mr. Thomas Simonian against us for false patent marketing under 35 U.S.C. § 292. Mr. Simonian claims that our Cold-EEZE® packaging references certain patents which have been expired since June 10, 2005 and August 3, 2007. On such information and belief, Mr. Simonian claims that the Company marks certain of its Cold-EEZE® branded products with the expired patents with the intent to deceive the public and to gain a competitive advantage in the market. Mr. Simonian is seeking an award of monetary damages.

We are investigating this claim. At this time no prediction can be made as to the outcome of this case.

PUBLIC PATENT FOUNDATION, INC. VS. THE QUIGLEY CORPORATION

On February 24, 2010, an action was commenced in the United States District Court for the Southern District of New York by Public Patent Foundation, Inc. (“PPF”) against us for false patent marketing under 35 U.S.C. § 292. PPF claims that our Cold-EEZE® packaging references certain patents which have been expired since June 10, 2005 and August 3, 2007. On such information and belief, PPF claims that the Company marks certain of its Cold-EEZE® branded products with the expired patents with the intent to deceive the public and to gain a competitive advantage in the market. PPF is seeking an award of monetary damages.

We are investigating this claim. At this time no prediction can be made as to the outcome of this case.

Other Litigation

In the normal course of its business, we are named as defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently traded on The NASDAQ Global Market under the trading symbol “QGLY.” The price set forth in the following table represents the high and low bid prices for our Common Stock for each quarter of the Fiscal 2009 and 2008, as reported on The NASDAQ Global Market.

Common Stock

	2009		2008
Quarter Ended	High	Low	High	Low
March 31,	$5.00	$3.86	$5.74	$4.17
June 30,	$6.70	$3.53	$5.85	$4.54
September 30,	$4.01	$1.58	$5.65	$4.58
December 31,	$2.50	$1.45	$5.39	$2.85

Holders

As of March 24, 2010, there were approximately 275 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

Dividends

We have not declared, nor paid, any cash dividends on our Common Stock since our Company’s inception. At this time, we intend to retain our earnings to finance future growth and maintain liquidity. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.

Warrants and Options

In addition to our outstanding Common Stock, there were reserved for issuance 1,487,750 shares of our Common Stock underlying outstanding unexercised and vested options as of December 31, 2009 at the price-per-share stated and expire on the date indicated, as follows:

Description		Number	Exercise Price	Expiration Date		Number	Exercise Price	Expiration Date
Option Plan	*	70,000	$0.81	May 2010	*	48,000	$8.11	October 2010
Option Plan	*	20,000	$0.81	June 2010	*	83,500	$8.11	October 2013
Option Plan	*	500	$0.81	December 2010	*	5,000	$9.50	March 2010
Option Plan	*	60,000	$1.26	May 2010	*	45,000	$9.50	May 2010
Option Plan	*	25,000	$1.26	June 2010	*	169,500	$9.50	June 2010
Option Plan	*	13,500	$1.26	December 2011	*	42,000	$9.50	October 2010
Option Plan	*	7,000	$5.19	March 2010	*	95,000	$9.50	October 2014
Option Plan	*	42,000	$5.19	May 2010	*	3,000	$13.80	March 2010
Option Plan	*	117,000	$5.19	June 2010	*	2,500	$13.80	April 2010
Option Plan	*	15,000	$5.19	October 2010	*	80,000	$13.80	May 2010
Option Plan	*	50,250	$5.19	July 2012	*	213,500	$13.80	June 2010
Option Plan	*	8,000	$8.11	March 2010	*	30,000	$13.80	October 2010
Option Plan	*	45,000	$8.11	May 2010	*	75,500	$13.80	December 2015
Option Plan	*	122,000	$8.11	June 2010	*
Subtotal		595,250		Subtotal		892,500
				Grand Total Options		1,487,750

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Warrants (A)	Weighted Average Exercise Price of Outstanding Options & Warrants (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) (C)
Equity Plans Approved by Security Holders(1)	1,487,750	$8.64	—

(1)	An incentive stock option plan was instituted in Fiscal 1997, (the “1997 Option Plan”) and approved by the stockholders in Fiscal 1998. Options pursuant to the 1997 Option Plan have been granted to directors, executive officers and employees. At December 31, 2009, we are precluded from issuing any additional options or grants in the future under the 1997 Option Plan pursuant to the terms of the plan document. Options previously granted may continue to be available for exercise at any time prior to such options’ respective expiration dates.

Pursuant to the terms of Mr. Cuddihy’s employment agreement, which has a three year term, Mr. Cuddihy will receive an annual grant of shares of Common Stock equal to $50,000, payable quarterly, promptly following the close of each quarter. The value of the shares is calculated based on the average closing price of the Company’s shares for the last five (5) trading days of the quarter in which the shares are earned. Mr. Cuddihy earned 4,418 shares and 6,586 shares for the quarters ended September 30, 2009 and December 31, 2009, respectively. We issued an aggregate of 11,004 shares of Common Stock to Mr. Cuddihy on February 24, 2010.

Item 6. Selected Financial Data

The following table sets forth the selected financial data appearing in or derived from our financial statements for and at the end of the years ended December 31, 2009, 2008, 2007, 2006 and 2005. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Income Data:
Net sales	$19,816	$20,507	$28,241	$26,850	$33,185
Gross profit	$11,569	$11,413	$18,556	$17,545	$21,301
Income (loss) – continuing operations	$(3,842)	$(6,409)	$(1,856)	$(547)	$2,339
Income (loss) – discontinued operations(1)	—	875	(602)	(1,201)	878
Net income (loss)	$(3,842)	$(5,534)	$(2,458)	$(1,748)	$3,217
Basic earnings (loss) per share:
Continuing operations	$(0.30)	$(0.50)	$(0.14)	$(0.04)	$0.20
Discontinued operations	—	0.07	(0.05)	(0.10)	0.08
Net income (loss)	$(0.30)	$(0.43)	$(0.19)	$(0.14)	$0.28
Diluted earnings (loss) per share:
Continuing operations	$(0.30)	$(0.50)	$(0.14)	$(0.04)	$0.17
Discontinued operations	—	0.07	(0.05)	(0.10)	0.07
Net income (loss)	$(0.30)	$(0.43)	$(0.19)	$(0.14)	$0.24
Weighted average shares outstanding:
Basic	12,963	12,878	12,729	12,245	11,661
Diluted	12,963	12,878	12,729	12,245	13,299

	As of December 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital	$11,475	$14,071	$18,578	$20,541	$20,682
Total assets	$19,817	$24,369	$33,502	$34,845	$35,976
Debt	$—	$—	$—	$—	$1,464
Stockholders’ equity	$14,059	$17,774	$23,244	$25,529	$25,320

(1)	On February 29, 2008, we sold Darius to InnerLight Holdings, Inc. (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 3 to the Financial Statements). The sale of this segment has been treated as discontinued operations and all periods presented have been reclassified.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business.  We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural base health products along with supplements and cosmeceuticals for human and veterinary use.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For Fiscal 2009, 2008 and 2007, our revenues from continuing operations have come principally from our cold remedy products.

Strategic Review.  Prior to Fiscal 2009, we were organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. We historically managed each of our segments separately as a consequence of different marketing, manufacturing and/or research and development strategies. However, as a consequence of our strategic review, as described below, completed in the fourth quarter of Fiscal 2009, we realigned our operations to focus principally on the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals for human and veterinary use. As a consequence of this strategic review, as of December 31, 2009, we are engaged principally in the OTC/Personal Care marketplace segment.

Our strategic review included a review and evaluation of (i) evolving market conditions of OTC cold remedy opportunities in conjunction with our current product offerings, (ii) manufacturing and distribution operations and capacity, (iii) product line financial performance criterion, current returns on investment and marketing strategy, (iv) current research and development initiatives and (v) opportunities to develop prescription pharmaceutical and new OTC products. We determined as a result of this review to curtail further investment in certain of our wholly owned subsidiary’s, Quigley Pharma, Inc. (“Pharma”), existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we continue to engage in research and development activities that we determine are appropriate as discussed below.

Management continues to assess our entire business operations, including but not limited to our (i) fundamental market and operations strategies, (ii) product development methodologies and current product development initiatives and focus, (iii) product line and brand marketing, (iv) consumer and retailer relationships, and (v) current internal and external operational resources and needs. During Fiscal 2009, management made initial progress in cost control and fundamental marketing initiatives in an effort to reduce overhead expenses while marketing our existing products. However, management believes we will need to continue our restructuring activities well into Fiscal 2010 and will make meaningful investments therein in order to (i) build greater consumer awareness for our products, (ii) properly formulate new products, (iii) develop effective product launch strategies, (iv) seek to reduce the effects of the significant seasonality of the current business with new product development initiatives for potential launch in Fiscal 2011/2012 and (v) operate our business more efficiently.

Research and Development.  We have invested significantly in research and development activities. Our current research and development activity is specifically targeted to potential natural base health products, including, compounds QR-333 (potential topical symptomatic relief of diabetic peripheral neuropathy); QR-440 (potential relief of inflammation and joint pain); and QR-448 (potential anti-infective against infectious bronchitis in poultry). In addition, we may seek to acquire (or enter into other arrangements regarding) new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise. We are currently undergoing limited research and development activity in compliance with regulatory requirements and are evaluating various new product technologies, applications, licensing, commercialization and other development opportunities. We are in the initial stages of what may be a lengthy process to develop our patent applications into or acquire rights for commercial products.

Recent Developments

Joint Venture.  On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM TM technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products.

In connection with the LLC Agreement, PSI Parent granted to us, pursuant to the terms of a License Agreement, dated March 22, 2010 (the “Original License Agreement”), (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations) paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

Proxy Contest.  In April 2009, the Karkus Group filed with the SEC a preliminary Proxy Statement proposing an alternative slate of director nominees for the Company to the slate nominated by the Company’s incumbent Board of Directors Incumbent Board for vote at the 2009 Annual Meeting. The Karkus Group proposed the Alternative Ballot because they believed it was time for a change in the Company. As the Alternative Ballot indicated, among other matters, over the prior three years the Company’s management had delivered declining revenues, declining gross and net profits (increasing net losses), declining stockholders’ equity and declining stock price, with excessive compensation paid to the Company’s management and their family members.

On June 12, 2009, Mr. Guy Quigley, then Chairman, President and Chief Executive Officer of the Company, resigned his positions with the Company. Mr. Quigley’s resignation had been preceded by the resignation of Mr. Charles Phillips, formerly the Executive Vice President and Chief Operating Officer of the Company, effective May 29, 2009.

Additionally on June 12, 2009, following the seating of the newly elected Board of Directors, Mr. Karkus was elected Chairman of the Board of Directors and the Board elected members to its Audit Committee, Compensation Committee, and Corporate Governance and Nominating Committee. Mr. Karkus was appointed as our interim Chief Executive Officer effective June 18, 2009 and effective July 15, 2009, the Board appointed (i) Mr. Karkus as our permanent Chief Executive Officer and (ii) Mr. Robert V. Cuddihy, Jr. as our Executive Vice President and Chief Operating Officer. Effective October 21, 2009, Mr. Cuddihy also was named our interim Chief Financial Officer.

As a consequence of the Proxy Contest between the Incumbent Ballot and the Alternative Ballot, for Fiscal 2009 we charged to operations approximately $2.5 million in costs associated with the proxy solicitation and related litigation.

Manufacturing Facility Consolidation.  Our wholly owned subsidiary, QMI, produces our Cold-EEZE® and other lozenge products along with performing such operational tasks as warehousing and shipping our Cold-EEZE® and other cold remedy products. Additionally, QMI maintains a FDA approved facility that engages in contract manufacturing and distribution activities of lozenge-based products for unaffiliated third parties. QMI also produces and sells therapeutic lozenges to wholesale and distribution outlets. On February 2, 2009, we announced its intention to close QMI’s production facility in Elizabethtown, Pennsylvania and consolidate our manufacturing operations at our Lebanon, Pennsylvania facility. Effective in June 2009, the Elizabethtown facility was closed. QMI’s Lebanon facility continues production and distribution of our Cold-EEZE® brand and other cold remedy products.

Research and Development.  On April 30, 2009, we announced preliminary results that the Diabetic Peripheral Neuropathy Phase IIb clinical study demonstrated a significant improvement in two key measures of distal sensory nerve function in the group treated with its investigational new drug, QR-333. The compound was applied topically to the feet of subjects suffering from painful diabetic neuropathy and over the course of 12 weeks, significantly improved both maximal conduction velocity and compound sensory amplitude in the sural nerve. The mean improvement in nerve conduction velocity exceeded the change considered by thought leaders to be “clinically meaningful” in clinical studies. The sural nerve carries sensation from the feet and its pathology is the fundamental cause of foot pain and ultimately foot ulcers and amputation in some diabetic subjects.

On July 22, 2009, we announced the final results from our Phase IIb double-blind, placebo-controlled, study of topical compound QR-333 for the treatment of symptomatic diabetic peripheral neuropathy. The study was completed with fewer than expected evaluable patients with the final and comprehensive conclusions revealing that (i) the compound is safe and well tolerated, and (ii) there were nominal trends, but no statistical differences, between active and placebo groups for the primary and secondary endpoints measuring efficacy by (a) the reduction of pain, (b) symptomatic improvements, (c) improved quality of life and (d) improved sleep.

However, we are encouraged by the positive, clinical and statistically significant improvement for efficacy in sural nerve conduction velocity and amplitude unexpectedly found in a sub-set of the patient population. This data may indicate the potential benefit of this compound as a disease modifying agent which, if validated through additional clinical trials, potentially broadens the therapeutic market opportunity. Additional clinical work would be required and future study considerations might include, a longer duration period to improve patient compliance as well as an assessment of sural nerve function and measures of distal nerve sensory thresholds in the feet to provide more detail to the potential for disease modification. There can be no assurance that we will undertake additional clinical studies or that the results of any such studies would lead to a marketable product that can achieve regulatory approvals.

A preliminary analysis of the lack of adequate primary and secondary end point data indicates that the results may have been attributed to fewer than expected evaluable patients due to a shortage of drug and a high number of patients terminated early due to a lack of compliance with application and usage protocols.

All required end of study regulatory and reporting documentation and procedures will be completed. We will continue to consider licensing, partnering or collaborative relationship opportunities to further the development and potential commercialization of the QR-333 candidate and other formulations.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition — Sales Allowances

When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Our primary product, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms. Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data. We added new products to our OTC Personal Care marketplace segment in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune, Organix Organic Cough and Sore Throat Drops and Kids-EEZE® Chest Relief. Each of these new products do carry shelf-life expiration dates for which we aggregate such new product market experience data and updates its sales returns and allowances estimates accordingly. Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

We do not impose a period of time within which product may be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity fall within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such item that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will only accept return requests for product in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

We classify product returns into principally three categories, (i) non-routine returns, (ii) obsolete product and (iii) product mix realignment by certain of our customers. “Non-routine” returns are defined as product returned to us as a consequence of unanticipated circumstances principally due to (i) retail store closings or (ii) unexpected poor retail sell through to consumers causing us to discontinue the product. “Obsolete” returns are defined as product returned to us as a consequence of product shelf-life “use by” expiration date. “Product mix realignment” returns are defined as product returned to us due to initiatives by the trade to discontinue purchasing certain of our products. Product mix realignment returns are generally nominal and are frequently related to discontinued or soon to be discontinued products.

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2009 and 2008 (in thousands):

Amount
Return provision at December 31, 2007	$296
Net change in the return provision Fiscal 2008	1,131
Return provision at December 31, 2008	1,427
Net change in the return provision Fiscal 2009	86
Return provision at December 31, 2009	$1,513

For Fiscal 2009, 2008 and 2007, net sales of products with limited shelf-life and expiration dates were $311,000, $265,000 and $2.4 million, respectively.

For Fiscal 2008, the return provision increased by $1.1 million to $1.4 million. The increase in the return provision was principally due to (i) a charge of $552,000 attributable to products which were discontinued during Fiscal 2008 as a consequence of both return criterion of (a) poor retail sell through to consumers (non-routine returns) and (b) the decreasing shelf-life of the products as expiration dates came due (obsolete returns), (ii) a charge of $209,000 due principally to discontinued product flavors (non-routine returns), (iii) a charge of $165,000 for product returns attributable to store closings (non-routine returns), (iv) a charge of $102,000 for products with shelf-life expiration dates (obsolete returns) and (v) a charge of $103,000 as a consequence of an increase in product returns experienced during the period.

For Fiscal 2009, the return provision increased by $86,000 to $1.5 million. The increase in the return provision was principally due to (i) a charge of $827,000 for products with shelf-life expiration dates (obsolete returns) offset by (iii) net returns associated with Fiscal 2008 and Fiscal 2009 received and processed during Fiscal 2009 of $741,000 as a consequence of an increase in product returns experienced during the period. We continue to experience higher than expected return provisions as a consequence of excess inventories at retail for new products launched in Fiscal 2008 that carried limited shelf lives.

A one percent deviation for these sales allowance provisions for the Fiscal 2009, 2008 and 2007 would affect net sales by approximately $261,000, $276,000 and $348,000, respectively. A one percent deviation for cooperative incentive promotions reserve provisions for the years ended December 31, 2009, 2008 and 2007 could affect net sales by approximately $245,000, $252,000 and $323,000, respectively.

Income Taxes

As of December 31, 2009, we have net operating loss carry-forwards of approximately $25.7 million for federal purposes that will expire beginning in fiscal 2020 through 2029. Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will expire beginning in fiscal 2018 through 2029. Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future. The uncertainty arises largely due to substantial research and development costs.

Seasonality of the Business

Our net sales are derived principally from its cold remedy products. Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote its products during the cold season. Revenues and related marketing costs are generally at its lowest levels in the second quarter when consumer demand generally declines. We track health and wellness trends and develop retail promotional strategies to align its production scheduling, inventory management and marketing programs to optimize consumer purchases.

Results of Operations

Fiscal 2009 compared with Fiscal 2008

Net sales for Fiscal 2009 were $19.8 million as compared to $20.5 million for 2008, reflecting a decrease of $691,000, or 3.4%. The decline in net sales is due to the net effect of (i) an increase in net sales of cold remedy product, principally Cold-EEZE®, of $124,000, offset by (ii) a decrease of net sales of contract manufacturing product of $815,000 which declined to $1.5 million for Fiscal 2009 as compared to $2.3 million for Fiscal 2008. The decline in contract manufacturing product sales is principally a result of the closure of the Elizabethtown manufacturing facility and the elimination of certain low margin products. Net sales of cold remedy products have remained stable over the past two Fiscal years as the cold and flu seasons have indicated comparable levels of the incidence of colds by consumers. Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category. We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

Cost of sales decreased $847,000 for Fiscal 2009 to $8.2 million as compared to $9.1 million for Fiscal 2008. The decrease in cost of sales is principally due to (i) lower revenues from period to period and (ii) an improvement in gross margin. We realized gross margins of 58.4% for Fiscal 2009 as compared to 55.7% in Fiscal 2008, an improvement of 2.7%. The 2.7% increase in the gross margin was principally due to the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the cold remedy products, offset by (iii) an adverse impact to net sales as a consequence of the inventory reduction programs maintained by our larger retail customers. Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Selling, marketing and administrative (“SG&A”) expenses for Fiscal 2009 were $14.2 million as compared to $13.9 million in Fiscal 2008. The increase in SG&A expense of $295,000 was primarily due to the net effects of (i) an increase in stock promotion costs of $2.3 million, principally related to the Proxy Contest and (ii) an increase in professional fees and other expenses of $256,000, offset by, (iii) a decrease in advertising costs of $1.2 million as we implemented more efficient in-store, digital and consumer-based marketing initiatives versus print and radio advertising programs launched in Fiscal 2008 and (iv) a decrease of $1.2 million in personnel costs principally due to a decrease in executive salaries, bonuses and head count.

Research and development costs for Fiscal 2009 and 2008 were $1.3 million and $4.2 million, respectively. The decrease in research and development expenditure of $2.9 million in was principally the result of (i) decreased Pharma study costs of $2.6 million and (ii) a reduction in personnel costs of $223,000. The decreased spending for the Fiscal 2009 as compared to Fiscal 2008 was principally due to (i) the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and (ii) a subsequent slowdown in related Fiscal 2009 spending pending the availability of the final results of the study. In addition, we strategically determined to curtail further investment certain of Pharma’s existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development.

As noted above, we have net operating loss carry-forwards for both federal and certain states. However, effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31. As a consequence, we will file a full period tax return for the fiscal year ended September 30, 2009 with the Internal Revenue Service (“IRS”) and will also file with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election. For Fiscal 2009, we had a current tax benefit of $26,000 for certain federal and state alternative minimum income taxes incurred for the “short period return”, inclusive of an alternative minimum tax refund due us of $110,000 as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period. In future fiscal periods, our tax and financial reporting periods will be the same, the period ending December 31.

Fiscal 2008 compared with Fiscal 2007

Net sales for Fiscal 2008 were $20.5 million compared to $28.2 million for Fiscal 2007, a decrease of $7.7 million or 27.4%, principally due to lower cold remedy product sales. The sales of cold remedy products decreased in Fiscal 2008 by $7.5 million, or 29.3%, as compared to Fiscal 2007. This decrease may be attributable to certain customer reviews of inventory levels and product mix carried particularly in light of declining market and economic conditions, including higher than normal product returns. The cough cold retail category in general, and the Company in particular, was adversely affected in Fiscal 2008 by a reduction in the incidence of colds by consumers as compared to prior years.

Cost of sales decreased $591,000 for Fiscal 2008 to $9.1 million as compared to $9.7 million for Fiscal 2007. The decrease in cost of sales was principally due to (i) lower revenues from period to period, offset by (ii) a decline in gross margin. We realized gross margins of 55.7% for Fiscal 2008 as compared to 65.7% in Fiscal 2007, a decrease of 10.0%. The 10.0% decrease in the gross margin was principally due to (i) an increase in product returns, expired shelf-life and obsolete product of 5.4%, (ii) an impairment charge of $300,000 related to our closure plans for the Elizabethtown manufacturing facility and (iii) declining production volumes and reduced margins realized from certain contract manufacturing products. Certain of these contract manufacturing products were discontinued in Fiscal 2009 as a consequence of the closure of the Elizabethtown manufacturing facility. Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

SG&A expense for Fiscal 2008 were $13.9 million as compared to $14.6 million in Fiscal 2007. The decrease in SG&A expense of $721,000 was principally due to the net effects of (i) increased outside advertising, marketing and promotional costs of $1.5 million, primarily due to increased media advertising, offset by (ii) a decrease of $252,000 for sales brokerage and commission costs due to the lower net sales in Fiscal 2008, (iii) a decrease of $1.1 million in personnel costs principally due to a decrease in general payroll and bonus costs; (iv) a decrease of $455,000 in legal costs as a consequence of lower litigation and legal services required during Fiscal 2008 as compared to Fiscal 2007 and (v) a decrease of $173,000 in stock promotion.

Research and development costs for Fiscal 2008 and 2007 were $4.2 million and $6.5 million, respectively. Principally, the decrease in research and development expenditure was the result of decreased Pharma study costs of approximately $2.2 million in Fiscal 2008.

On February 29, 2008, we sold our wholly owned subsidiary, Darius, our former health and wellness segment, to InnerLight. On February 29, 2008, Mr. Kevin P. Brogan, the then president of Darius was a significant shareholder of InnerLight. In addition, Mr. Gary Quigley, then an employee and stockholder of the Company and also the brother of Mr. Guy Quigley, our then Chairman, President and Chief Executive Officer (as well as a shareholder), became a significant shareholder of InnerLight either before or shortly after the sale of Darius. Mr. Gary Quigley was also a principal of Scandasystems, which entered into an agreement to receive royalties from InnerLight. The results and balances associated with Darius are presented as discontinued operations in the condensed consolidated statements of operations.

The terms of the sale agreement include a cash purchase price of $1.0 million by InnerLight for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications. We recorded a gain on the disposal of Darius of $736,000, as a result of sales proceeds of $1.0 million less residual investment of $5,000 and net assets of Darius of $259,000 on the date of sale.

Sales attributable to Darius from January 1, 2008 until date of disposal on February 29, 2008 and for Fiscal 2007 were $2.2 million and $11.3 million, respectively. Net income (loss) from January 1, 2008 until date of disposal on February 29, 2008, and for Fiscal 2007 were $139,000 and ($602,000), respectively. Financial results from operations of Darius are presented as discontinued operations in our Financial Statements.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2009 were $12.8 million compared to $11.9 million at December 31, 2008. Our working capital was $11.5 million and $14.1 million as of December 31, 2009 and December 31, 2008, respectively. Changes in working capital for Fiscal 2009 were principally due to (i) cash generated from operations of $445,000, inclusive of $2.5 million of costs incurred as a consequence of the Proxy Contest, (ii) net proceeds of $480,000 realized principally from the sale of fixed assets relating to the closure of the Elizabethtown manufacturing facility in June 2009, (iii) proceeds of $127,000 from the exercise of stock options, offset by (iv) capital expenditures of $208,000. Significant factors impacting working capital for Fiscal 2009 included (i) a decrease in accounts receivable and inventory balances and (ii) a decrease in other operating assets and liabilities.

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital, should provide an internal source of capital to fund normal business operations. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, we may in the short and long term raise capital through the issuance of securities or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations. Any challenge to our patent rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations thereby impacting liquidity and working capital during the course of our fiscal year.

Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months. However, in the longer term, as previously discussed, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities and (iv) venture investments or acquisitions and/or (v) support current operations. During Fiscal 2009, there has been substantial volatility and a decline in the capital and financial markets due at least in part to the constricted global economic environment resulting in substantial uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current economic crisis. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to incur indebtedness to finance plans for growth. Recent turmoil in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

Our future contractual obligations and commitments at December 31, 2009 consist of the following:

Year	Employment Contracts	Advertising	Product and Other Purchases	Total
2010	$1,075	$235	$660	$1,970
2011	1,075	—	—	1,075
2012	582	—	—	582
2013	—	—	—	—
2014	—	—	—	—
Total	$2,732	$235	$660	$3,627

Off-Balance Sheet Arrangements

It is not our usual business practice to enter into off-balance sheet arrangements such as guarantees on loans and financial commitments and retained interests in assets transferred to an unconsolidated entity for securitization purposes. Consequently, we have no off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Inflation

We are subject to normal inflationary trends and anticipate that any increased costs would be passed on to our customers. Inflation has not had a material effect on our business.

Effect of Recent Accounting Pronouncements

Effective July 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820, has not had a significant impact on our consolidated financial position, results of operations or cash flows.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

Effective January 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC-805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 2009, we adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC-810. This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 2009, we adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC-350, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC-850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 2009, we adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC-350, clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e. a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e. an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of this accounting update has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective April 2009, we adopted a new accounting standard for subsequent events, as codified in ASC-855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on our consolidated financial position, results of operations or cash flows. As a consequence of the adoption of ASC-855, we have evaluated and disclosed subsequent events relating to the year ended December 31, 2009 in our Financial Statements.

Effective April 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC-820 (formerly FASB Staff Positions (“FSP”) No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC-320 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC-825 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Like virtually all commercial enterprises, we can be exposed to the risk (“market risk”) that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards. We do not expect material losses with respect to our investment portfolio or excessive exposure to market risks associated with interest rates. The impact on our results of one percentage point change in short-term interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance including the collection of accounts receivables, realization of inventory and recoverability of assets. In addition, our business and financial performance may be adversely affected by current and future economic conditions, including a reduction in the availability of credit, financial market volatility and recession.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of The Quigley Corporation

We have audited the accompanying consolidated balance sheets of The Quigley Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Quigley Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ Amper, Politziner & Mattia LLP

Edison, New Jersey
March 24, 2010

THE QUIGLEY CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2009	2008
ASSETS
Cash and cash equivalents (Note 2)	$12,801	$11,957
Accounts receivable, net of doubtful accounts of $23 and $131, respectively (Note 2)	2,086	4,524
Inventory, net (Note 2)	1,405	3,001
Prepaid expenses and other current assets	803	1,184
Assets held for sale (Notes 2 and 4)	138	—
Total current assets	17,233	20,666
Property, plant and equipment, net of accumulated depreciation of $3,155 and $4,870, respectively (Note 4)	2,572	3,668
Other assets	12	35
	$19,817	$24,369
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$482	$694
Accrued royalties and sales commissions (Note 5)	3,787	3,792
Accrued advertising	731	1,306
Other current liabilities	758	803
Total current liabilities	5,758	6,595
COMMITMENTS AND CONTINGENCIES (Note 7)
STOCKHOLDERS' EQUITY
Common Stock, $.0005 par value; authorized 50,000,000; Issued: 17,679,436 and 17,554,436 shares, respectively (Note 8)	9	9
Additional paid-in-capital	37,726	37,599
Retained earnings	1,512	5,354
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
	14,059	17,774
	$19,817	$24,369

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2009	2008	2007
Net sales (Notes 2 and 15)	$19,816	$20,507	$28,241
Cost of sales (Note 2)	8,247	9,094	9,685
Gross profit	11,569	11,413	18,556
Operating expenses:
Sales and marketing	4,852	5,958	4,995
Administration	9,344	7,943	9,627
Research and development (Note 2)	1,308	4,241	6,482
Total operating expense	15,504	18,142	21,104
Loss from operations	(3,935)	(6,729)	(2,548)
Other income (expense)
Interest income	9	320	692
Total other income	9	320	692
Loss from continuing operations before taxes	(3,926)	(6,409)	(1,856)
Income tax expense (benefit) (Note 10)	(84)	—	—
Loss from continuing operations	(3,842)	(6,409)	(1,856)
Discontinued operations (Note 3)
Gain on disposal of health and wellness operations	—	736	—
Income (loss) from discontinued operations	—	139	(602)
Net loss	$(3,842)	$(5,534)	$(2,458)
Earnings (loss) per common share:
Loss from continuing operations	$(0.30)	$(0.50)	$(0.14)
Income (loss) from discontinued operations	—	0.07	(0.05)
Net loss	$(0.30)	$(0.43)	$(0.19)
Diluted earnings (loss) per common share:
Loss from continuing operations	$(0.30)	$(0.50)	$(0.14)
Income (loss) from discontinued operations	—	0.07	(0.05)
Net loss	$(0.30)	$(0.43)	$(0.19)
Weighted average common shares outstanding:
Basic	12,963	12,878	12,729
Diluted	12,963	12,878	12,729

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares	Par Value	Additional Pain-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total
Balance at December 31, 2006	12,684,633	$9	$37,362	$13,346	$(25,188)	$25,529
Net loss				(2,458)		(2,458)
Proceeds from exercise of stock options	168,500		173			173
Tax benefits from exercise of stock options			154			154
Tax benefit allowance			(154)			(154)
Balance at December 31, 2007	12,853,133	9	37,535	10,888	(25,188)	23,244
Net loss				(5,534)		(5,534)
Proceeds from exercise of stock options	55,250		64			64
Tax benefits from exercise of stock options			68			68
Tax benefit allowance			(68)			(68)
Balance at December 31, 2008	12,908,383	9	37,599	5,354	(25,188)	17,774
Net loss				(3,842)		(3,842)
Proceeds from exercise of stock options	125,000		127			127
Tax benefits from exercise of stock options			88			88
Tax benefit allowance			(88)			(88)
Balance at December 31, 2009	13,033,383	$9	$37,726	$1,512	$(25,188)	$14,059

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net loss	$(3,842)	$(5,534)	$(2,458)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge	74	100	—
Depreciation and amortization	522	745	996
Gain on disposal of health and wellness operations		(736)	—
Loss on the sales of fixed assets	104	17	20
Sales allowance and provision for bad debts	(47)	1,283	(298)
Inventory valuation provision	633	832	438
(Increase) decrease in assets and liabilities:
Accounts receivable	2,485	778	182
Inventory	963	323	(987)
Prepaid expenses and other current assets	381	(353)	(48)
Other assets	9	53	83
Accounts payable	(212)	311	(348)
Accrued royalties and sales commissions	(5)	41	328
Accrued advertising	(575)	(63)	(770)
Other current liabilities	(45)	(1,847)	1,551
Net cash provided by (used in) operating activities	445	(4,050)	(1,311)
Cash flows from investing activities:
Proceeds for the sale of health and wellness operations	—	1,000	—
Capital expenditures	(208)	(200)	(533)
Proceeds from the sale of fixed assets	480	10	—
Net cash flows provided by (used in) investing activities	272	810	(533)
Cash flows from financing activities:
Stock options and warrants exercised	127	64	173
Net cash provided by financing activities	127	64	173
Net increase (decrease) in cash and cash equivalents	844	(3,176)	(1,671)
Cash and cash equivalents at beginning of period	11,957	15,133	17,757
Less: cash and cash equivalents of discontinued operations at end of period reported as a component assets of discontinued operations	—	—	(953)
Cash and cash equivalents at end of period	$12,801	$11,957	$15,133
Supplemental disclosures of cash flow information:
Interest	$—	$—	$—
Taxes	$43	$—	$—

See accompanying notes to consolidated financial statements

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — ORGANIZATION AND BUSINESS

The Quigley Corporation (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural base health products along with supplements and cosmeceuticals for human and veterinary use.

Our primary business is currently the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores. One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For Fiscal 2009, Fiscal 2008 and Fiscal 2007 (as each is defined below), our revenues from continuing operations have come principally from our cold remedy products.

Prior to Fiscal 2009, we were organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. We historically managed each of our segments separately as a consequence of different marketing, manufacturing and/or research and development strategies. Following a strategic review, as described further below, completed in the fourth quarter of Fiscal 2009, we realigned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals for human and veterinary use. As a consequence of our strategic review, as of December 31, 2009, we are engaged principally in the OTC/Personal Care marketplace segment.

Our strategic review included a review and evaluation of (i) evolving market conditions for OTC cold remedy opportunities in respect of our current product offerings, (ii) our manufacturing and distribution operations and capacity, (iii) product line financial performance criteria current returns on investment and marketing strategy, (iv) current research and development initiatives and (v) opportunities to develop prescription pharmaceutical and new OTC products. As a result of our strategic review, management determined that it is in our best interests to focus primarily on the OTC/Personal Care marketplace, which may include but is not limited to our Cold-EEZE® and Kids-EEZE® brands, as well as other homeopathic, dietary supplement, cosmetic, cosmeceutical, first aid, functional food and beverage products. We also determined to curtail further investment in certain products under development by our wholly owned subsidiary, Quigley Pharma, Inc. (“Pharma”), in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development.

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2009 shall be the term “Fiscal 2009” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term the “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated. Effective March 31, 2004, the financial statements include consolidated variable interest entities (“VIEs”) of which we are the primary beneficiary (see Note 13).

Seasonality of the Business

Our net sales are derived principally from our cold remedy products. Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the fourth quarter higher levels of net sales along with a

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

corresponding increase in marketing and advertising expenditures designed to promote its products during the cold season. Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines. We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

Use of Estimates

The preparation of the Financial Statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States (“GAAP”), requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Our primary product, Cold-EEZE®, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data. We added new products to our OTC Personal Care marketplace segment in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune, Organix Organic Cough and Sore Throat Drops and Kids-EEZE® Chest Relief. Each of these new products do carry shelf-life expiration dates for which we aggregate such new product market experience data and updates our sales returns and allowances estimates accordingly. Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

Cash Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. At December 31, 2009 and 2008, the Financial Statements include an allowance for excess or obsolete inventory of $1.8 million and $1.2 million, respectively. At December 31, 2009 and 2008, inventory included raw material, work in progress and packaging amounts of $610,000 and $975,000, respectively, and finished goods of $795,000 and $2.0 million, respectively.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The annual provision for depreciation has been computed in accordance with the estimated asset lives.

Concentration of Risks

Future revenues, costs, margins, and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the requirements associated with the development of OTC Personal Care products in order to continue to compete on a national and/or international level.

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. Cold-EEZE® is a homeopathic remedy that is subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and the Homeopathic Pharmacopoeia of the United States.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

We maintain cash and cash equivalents with several major financial institutions. As of December 31, 2009, our cash and bank balance was $12.8 million. Of the total bank balance, $7.7 million was covered by federal depository insurance and $5.1 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug store (see Note 15). During Fiscal 2009, 2008 and 2007, effectively all of our revenues were related to domestic markets.

Our revenues are principally generated from the sale of the cold remedy products which approximated 92%, 89% and 91% of total revenues for Fiscal 2009, 2008 and 2007, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

Raw materials used in the production of the products are available from numerous sources. Certain raw material active ingredients used in connection with the Cold-EEZE® product are purchased from a single unaffiliated supplier. Should the relationship terminate or the vendor become unable supply material, we believe that the current contingency plans would prevent a termination from materially affecting our operations. However, if the relationship was terminated, there may be delays in production of our products until an acceptable replacement supplier is located.

Long-lived Assets

We review our long-lived assets for impairment on an exception basis whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future undiscounted cash flows. In Fiscal 2009 and 2008, we recognized impairment charges of $74,000 and $100,000, respectively, principally for the land and building assets of our Elizabethtown manufacturing. As of December 31, 2009, the Elizabethtown land and building assets are reported as an asset held for sale at fair value, less the cost of disposal.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Revenue Recognition

Sales are recognized at the time ownership is transferred to the customer. Revenue is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

We do not impose a period of time within which product may be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity fall within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will only accept return requests for product in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

As of December 31, 2009, we included a provision for sales allowances of $1.5 million for future sales returns and $127,000 for other allowances which is reported as a reduction to accounts receivable. As of December 31, 2008, we included a provision for sales allowances of $1.4 million for future sales returns and $154,000 for other allowances which is reported as a reduction to accounts receivable. Additionally, current liabilities as of December 31, 2009 and December 31, 2008 include $586,000 and $1.1 million, respectively, for cooperative incentive promotion costs. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $23,000 and $131,000 as of December 31, 2009 and December 31, 2008, respectively.

Cost of Sales

Pursuant to certain contract terms, we charged to cost of sales certain contingent royalty and consulting payments, calculated based upon net sales collected by us, to the then patent holders and the developers of the zinc gluconate glycine product formulation use in Cold-EEZE® (see Notes 5 and 7). The last remaining agreements expired in Fiscal 2007. We charged to cost of sales $293,000 in Fiscal 2007.

Shipping and Handling

Product sales carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue. In all cases costs related to this revenue are recorded in cost of sales.

Stock Compensation

Stock options and warrants for purchase of our common stock, $0.0005 par value (“Common Stock”) have been granted to both employees and non-employees since the date we became publicly traded. Options and warrants are exercisable during a period determined by us, but in no event later than ten years from the date granted. No stock options were granted to employees and non-employees in Fiscal 2009, 2008 or 2007.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; co-operative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for Fiscal 2009, 2008 and 2007 were $5.8 million, $7.7 million, and $7.3 million,

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

respectively. Included in prepaid expenses and other current assets was $170,000 and $242,000 at December 31, 2009 and 2008, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for Fiscal 2009, 2008 and 2007 were $1.3 million, $4.2 million and $6.5 million, respectively. Principally, research and development costs are related to Pharma’s study activities, new product development initiatives and costs associated with Cold-EEZE®.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 10).

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement.

As a result of our continuing tax losses, we have recorded a full valuation allowance against a net deferred tax asset, except for an alternative minimum tax credit carryforward in the amount of $110,000. Additionally, we have not recorded a liability for unrecognized tax benefits for at December 31, 2009 or 2008.

The major jurisdiction for which we file income tax returns is the United States. The Internal Revenue Service (“IRS”) has examined our tax year ended September 30, 2005 and has made no changes to the filed tax returns. The tax years 2006 and forward remain open to examination by the IRS. The tax years 2004 and forward remain open to examination by the various state taxing authorities to which we are subject.

Effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31. As a consequence, we will file a full period tax return for the fiscal year ended September 30, 2009 with the IRS and will also file with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election. In future fiscal periods, our tax and financial reporting periods will be the same, the period ending December 31.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are reflected in the Financial Statements at carrying value which approximates fair value because of the short-term maturity of these instruments. Determination of the fair value of related party payables, if any, is not practicable due to their related party nature.

Recently Issued Accounting Standards

Effective July 2009, we adopted the “FASB Accounting Standards Codification” and the Hierarchy of Generally Accepted Accounting Principles (ASC-105). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and nonauthoritative. The Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (the “Codification”) became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. We began using the new guidelines and numbering system

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

prescribed by the Codification when referring to GAAP for the three months and nine months ended September 30, 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial statements.

In February 2008, the FASB issued an accounting standard update that delayed the effective date of fair value measurements accounting for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. These include goodwill and other non-amortizable intangible assets. We adopted this accounting standard update effective January 1, 2009. The adoption of this update to non-financial assets and liabilities, as codified in ASC-820, has not had a significant impact on our consolidated financial position, results of operations or cash flows.

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (IFRS). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (IASB). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

Effective January 2009, we adopted a new accounting standard update regarding business combinations. As codified under ASC-805, this update requires an entity to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of provision for taxes. In addition, acquired in-process research and development is capitalized as an intangible asset and amortized over its estimated useful life. With the adoption of this accounting standard update, any tax related adjustments associated with acquisitions that closed prior to January 1, 2009 will be recorded through income tax expense, whereas the previous accounting treatment would require any adjustment to be recognized through the purchase price. This accounting standard update applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 2009, we adopted an accounting standard which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, as codified in ASC-810. This accounting standard states that accounting and reporting for minority interests are to be recharacterized as noncontrolling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective January 2009, we adopted an accounting standard update regarding the determination of the useful life of intangible assets. As codified in ASC-350, this update amends the factors considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under intangibles accounting. It also requires a consistent approach between the useful life of a recognized intangible asset under prior business combination accounting and the period of expected cash flows used to measure the fair value of an asset under the new business combinations accounting (as currently codified under ASC-850). The update also requires enhanced disclosures when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  – (continued)

Effective January 2009, we adopted a new accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting of defensive intangible assets. This update, as codified in ASC-350, clarifies accounting for defensive intangible assets subsequent to initial measurement. It applies to acquired intangible assets which an entity has no intention of actively using, or intends to discontinue use of, the intangible asset but holds it to prevent others from obtaining access to it (i.e. a defensive intangible asset). Under this update, a consensus was reached that an acquired defensive asset should be accounted for as a separate unit of accounting (i.e., an asset separate from other assets of the acquirer); and the useful life assigned to an acquired defensive asset should be based on the period during which the asset would diminish in value. The adoption of this accounting update has not had a significant impact on our consolidated financial position, results of operations or cash flows.

Effective April 2009, we adopted a new accounting standard for subsequent events, as codified in ASC-855. The update modifies the names of the two types of subsequent events either as recognized subsequent events (previously referred to in practice as Type I subsequent events) or non-recognized subsequent events (previously referred to in practice as Type II subsequent events). In addition, the standard modifies the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statements are issued (for public entities) or available to be issued (for nonpublic entities). It also requires the disclosure of the date through which subsequent events have been evaluated. The update did not result in significant changes in the practice of subsequent event disclosures, and therefore the adoption has not had a significant impact on our consolidated financial position, results of operations or cash flows. As a consequence of the adoption of ASC-855, we have evaluated and disclosed subsequent events relating to the year ended December 31, 2009 in our Financial Statements.

Effective April 2009, we adopted three accounting standard updates which were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. They also provide additional guidelines for estimating fair value in accordance with fair value accounting. The first update, as codified in ASC-820 (formerly FASB Staff Positions (“FSP”) No.157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), provides additional guidelines for estimating fair value in accordance with fair value accounting. The second accounting update, as codified in ASC-320 (formerly FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments), changes accounting requirements for other-than-temporary-impairment (OTTI) for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. The third accounting update, as codified in ASC-825 (formerly Accounting Principles Board (“APB”) Opinion No. 28-1, Interim Disclosures about Fair Value of Financial Instruments), increases the frequency of fair value disclosures. These updates were effective for fiscal years and interim periods ended after June 15, 2009. The adoption of these accounting updates has not had a significant impact on our consolidated financial position, results of operations or cash flows.

NOTE 3 — DISCONTINUED OPERATIONS

On February 29, 2008, we sold our wholly owned subsidiary, Darius International, Inc. (“Darius”), the former health and wellness segment, to InnerLight Holdings, Inc. (“InnerLight”). On February 29, 2008, Mr. Kevin P. Brogan, the then president of Darius was a significant shareholder of InnerLight. In addition, Mr. Gary Quigley, then an employee and stockholder of the Company and also the brother of Mr. Guy Quigley, our then Chairman, President and Chief Executive Officer (as well as a shareholder), became a significant shareholder of InnerLight either before or shortly after the sale of Darius. Mr. Gary Quigley was also a principal

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — DISCONTINUED OPERATIONS  – (continued)

of Scandasystems, Ltd. (“Scandasystems”) (see Note 12), which entered into an agreement to receive royalties from InnerLight. The results and balances associated with Darius are presented as discontinued operations in the consolidated statements of operations.

We formed Darius in 2000 to market health and wellness products. The terms of the sale agreement include a cash purchase price of $1.0 million by InnerLight for the stock of Darius and its subsidiaries without guarantees, warranties or indemnifications. We recorded a gain on the disposal of Darius of $736,000, as a result of sales proceeds of $1.0 million less residual investment of $5,000 and net assets of Darius of $259,000 on the date of sale.

Sales attributable to Darius from January 1, 2008 until date of disposal on February 29, 2008 and for Fiscal 2007 were $2.2 million and $11.3 million, respectively. Net income (loss) from January 1, 2008 until date of disposal on February 29, 2008, and for Fiscal 2007 were $139,000 and ($602,000), respectively, Financial results from operations of Darius are presented as discontinued operations in the consolidated statements of operations and cash flows.

NOTE 4 — PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,		Estimated Useful Life
	2009	2008
Land	$504	$539
Buildings and improvements	2,281	2,692	20 – 39 years
Machinery and equipment	2,535	4,933	5 – 7 years
Computer software	215	135	3 years
Furniture and fixtures	192	239	5 years
	5,727	8,538
Less: Accumulated depreciation	3,155	4,870
	$2,572	$3,668

On February 2, 2009, we announced our intention to close our production facility in Elizabethtown, Pennsylvania and consolidate our manufacturing operations at our Lebanon, Pennsylvania facility. Effective in June 2009, the Elizabethtown facility was closed. As of December 31, 2009, the Elizabethtown land and building assets are reported as an asset held for sale.

Depreciation expense for Fiscal 2009, 2008 and 2007 was $522,000, $745,000, and $996,000, respectively. In addition, we charged to operations $60,000 and $100,000 in Fiscal 2009 and 2008 representing impairment costs of certain fixed assets at the Elizabethtown, Pennsylvania, manufacturing facility.

NOTE 5 — PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

We have maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation. In return for exclusive worldwide distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired May 2007. However, we and the developer are in litigation (see Note 7) and as such no potential offset for these fees from such litigation has been recorded. In Fiscal 2007, the final year of the agreement, we charged to operations $293,000 for royalty and consulting fees. The amount accrued for this expense at each of December 31, 2009 and 2008 was $3.5 million.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OTHER CURRENT LIABILITIES

At December 31, 2009 and 2008, other current liabilities include $386,000 and $215,000, respectively, related to accrued compensation.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by us resulted in rent expense for the Fiscal 2009, 2008 and 2007 of $44,000, $53,000 and $68,000, respectively. We have approximate future obligations over the next five years as follows (in thousands):

Year	Employment Contracts	Advertising(1)	Product and Other Purchases	Total
2010	$1,075	$235	$660	$1,970
2011	1,075	—	—	1,075
2012	582	—	—	582
2013	—	—	—	—
2014	—	—	—	—
Total	$2,732	$235	$660	$3,627

(1)	Additional advertising and research and development costs are expected to be incurred during Fiscal 2010.

In July 2008, we entered into an agreement with a vendor to purchase a minimum order of product, initially over a three year period, incorporating a patented, proprietary delivery system. This agreement was amended, first in July 2009 and further amended in February 2010 resulting in, but not limited to, (i) a reduction in the (a) term of agreement and (b) purchase commitment, and (ii) reformulation of the flavor of the product. In addition, a new agreement was entered into in February of 2010 for the development of two new products. The aggregate purchase commitment under the term of these agreements, as amended, was $660,000 at December 31, 2009.

On July 2, 2008, we entered into an agreement with Dr. Richard Rosenbloom, the then Executive Vice President and Chief Operating Officer of Pharma, whereby we agreed to compensate Dr. Rosenbloom for assigning, to us, the entire right, title and interest in and to Dr. Rosenbloom’s concepts and/or inventions (“Inventions”) made prior to the date he became an employee of the Company. In consideration of, and as full compensation for, the covenants made in the agreement, we agreed to pay Dr. Rosenbloom compensation in the amount of five percent (5%) of net sales collected, less certain deductions, of royalty bearing products developed as a consequence of the Inventions. Effective October 22, 2009, the employment of Dr. Rosenbloom was terminated when the position of Executive Vice President of Pharma was eliminated. In November 2009, we and Dr. Rosenbloom entered into an Assignment and Release Agreement which, among other matters, provided for (i) the payment of $120,000 to Dr. Rosenbloom which was charged to operations in Fiscal 2009 and (ii) Dr. Rosenbloom waived and released (a) any and all claims, rights, title or interest in the Inventions, including, but not limited to, any ownership interest in the Inventions and (b) claims for any future royalty compensation.

In August, 2009, we entered into a standard form of indemnity agreement with each member of our Board of Directors Mr. Ted Karkus, our Chairman and Chief Executive Officer, and Mr. Robert V. Cuddihy, Jr., our Chief Operating Officer. These agreements provide, among other things, that we will indemnify each director, Mr. Karkus and Mr. Cuddihy in the event that they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. Under the indemnity agreement, we will pay, in advance of the final disposition of any such action or proceeding, expenses (including attorneys’ fees) incurred by our directors or officers in defending or otherwise responding to such action or proceeding upon receipt of a written undertaking from the directors or officers to repay the amount advanced consistent with applicable law in the event that a court shall ultimately determine that he or she is not entitled to be indemnified for such expenses. The contractual rights to indemnification provided by the indemnity

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

agreements are subject to the limitations and conditions specified in the agreements, and are in addition to any other rights each director and officer may have under our Articles of Incorporation and Amended and Restated Bylaws, each as amended from time to time, and applicable law.

On August 19, 2009, we entered into employment agreements, effective as of July 15, 2009, with each of Mr. Karkus and Mr. Cuddihy.

Pursuant to the terms of Mr. Karkus’ employment agreement, which has a three year term, Mr. Karkus (i) will earn a salary of $750,000 per year as Chief Executive Officer, (ii) will receive regular benefits routinely provided to our senior executives and (iii) is eligible to receive an annual increase in base salary and may be awarded a bonus, payable in cash or stock, each in the sole discretion of the Board of Directors. Mr. Karkus is also subject to non-competition restrictions for the entire duration of the agreement and for a period of 18 months thereafter. In the event of the termination by the Company of the employment of Mr. Karkus without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement), Mr. Karkus will be paid a lump sum severance payment in cash equal to the greater of (A) the amount equal to 18 months base salary or (B) the amount equal to the his base salary for the remainder of the term as if the agreement had not been terminated. Additionally, Mr. Karkus is entitled to receive a lump sum severance payment in cash equal to the greater of A or B, if he, within 24 months of a Change in Control (as defined in the agreement) of the Company, is terminated without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement).

Pursuant to the terms of Mr. Cuddihy’s employment agreement, which has a three year term, Mr. Cuddihy (i) will earn a salary of $275,000 per year as Chief Operating Officer, (ii) will receive regular benefits routinely provided to our senior executives, (iii) is eligible to receive an annual increase in base salary and may be awarded a bonus, payable in cash or stock, each in the sole discretion of the Board of Directors and (iv) will receive an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter. The value of the shares is calculated based on the average closing price of our shares for the last five (5) trading days of the quarter in which the shares are earned. Mr. Cuddihy is also subject to non-competition restrictions for the entire duration of the agreement and for a period of 18 months thereafter. In the event of the termination by the Company of the employment of Mr. Cuddihy without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement), Mr. Cuddihy will be paid a lump sum severance payment in cash equal to the greater of (Y) the amount equal to 18 months of base salary plus $50,000, or (Z) the amount equal to base salary, plus any amounts owed to Mr. Cuddihy under Section 4(c) of the agreement with respect to the grant of shares equal to $50,000 per year, owed throughout the remainder of the term as if the agreement had not been terminated. Additionally, Mr. Cuddihy is entitled to receive a lump sum severance payment in cash equal to the greater of Y or Z, if he, within 24 months of a Change in Control (as defined in the agreement) of the Company, is terminated without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement).

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.

This action was commenced by us in November 2004 in the Court of Common Pleas of Bucks County, Pennsylvania, against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. for injunctive relief regarding the Cold-EEZE® trade name and trademark; injunctive relief relating to the Cold-EEZE® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending our payment of commissions to defendants. Our complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the “Agreements”) entered into between us and the defendants. We have terminated the Agreements due to the defendants’ alleged material breaches of the Agreements. Defendants have answered the complaint and asserted counterclaims against us seeking remedies relative to the Agreements. We believe that the defendants’ counterclaims are without merit and are vigorously defending those counterclaims and are prosecuting its action on the complaint.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — COMMITMENTS AND CONTINGENCIES  – (continued)

Pre-trial discovery is complete. Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment. On August 21, 2008, the court denied both motions for summary judgment. The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2010. At this time no prediction as to the outcome of this action can be made.

THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION

INSURANCE SERVICES AGENCY, INC.

We instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005 in the Court of Common Pleas of Bucks County, Pennsylvania. The purpose of this suit was to maintain an action and toll the statute of limitation against our insurance broker who failed to place excess limits coverage for us for the period from November 29, 2003 until April 6, 2004. As a result of the defendant’s failure to place insurance and to notify us thereof, certain pending actions covered by our underlying insurance, which are currently being defended by insurance counsel and the underlying insurance carrier may cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005. Any case in which an alleged action arose relating to the use of Cold-EEZE® Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

Our claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims based on our undertaking of certain attorneys’ fees and costs of settlement for claims that should have been covered by underlying insurance placed by Wachovia Insurance Services, Inc. At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

Other Litigation

In the normal course of our business, we are named as defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

NOTE 8 — STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was amended effective May 23, 2008 (“First Amendment”) and further amended effective August 18, 2009 (“Second Amendment”). The Rights Agreement, as amended, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares. The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is September 25, 2018.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION  – (continued)

Stock Option Exercise

For Fiscal 2009, 2008 and 2007, we derived net proceeds of $127,000, $64,000 and $173,000, respectively, as a consequence of the exercise of options to acquire 125,000, 55,250 and 168,500 shares, respectively, of our Common Stock.

Stock options for purchase of our Common Stock have been granted to both employees and non-employees. Options are exercisable during a period determined by us, but in no event later than ten years from the date granted.

On December 2, 1997, our Board of Directors approved a new Stock Option Plan (the “1997 Option Plan”), which was amended in 2005, and provides for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Option Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Option Plan in Fiscal 1998. No options were granted under this Plan during Fiscal 2009, 2008 or 2007. At December 31, 2009, we are precluded from issuing any additional options or grants in the future under the 1997 Option Plan pursuant to the terms of the plan document. Options previously granted may continue to be available for exercise at any time prior to such options’ respective expiration dates. Options outstanding as of December 31, 2009 expire from December 20, 2010 through December 11, 2015, depending upon the date of grant.

A summary of the status of our stock options and warrants granted to both employees and non-employees as of December 31, 2009, 2008 and 2007 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding – beginning of year	2,268	$7.76	2,482	$7.70	3,597	$7.96
Granted	—	—	—	—	—	—
Exercised	(125)	1.01	(55)	1.16	(169)	1.03
Cancelled	(655)	7.02	(159)	9.15	(946)	9.87
Options outstanding – end of year	1,488	$8.64	2,268	$7.76	2,482	$7.70
Exercisable, at end of year	1,488		2,268		2,482
Available for grant	—		—		—
Weighted average fair value per share of options granted during year	$—		$—		$—

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION  – (continued)

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2009 (in thousands, except remaining life and per share data):

	Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$0.81 – $1.26	189	0.6	$1.05
$1.27 – $5.19	231	1.0	$5.19
$5.20 – 8.11	307	1.4	$8.11
$8.12 – $9.50	357	1.7	$9.50
$9.51 – $13.80	404	1.5	$13.80
Total	1,488		$8.64

The total intrinsic value of options exercised during Fiscal 2009, 2008 and 2007 was $226,000, $207,000 and $478,000, respectively. The aggregate intrinsic value of options outstanding and exercisable at December 31, 2009 was $173,000.

NOTE 9 — DEFINED CONTRIBUTION PLANS

We maintain The Quigley Corporation 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2009, 2008 and 2007 were $141,000, $375,000, and $417,000, respectively.

NOTE 10 — INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current
Federal	$(84)	$—	$—
State	—	—	—
	(84)	—	—
Deferred
Federal	(2,297)	(2,459)	(111)
State	(61)	(906)	(51)
	(2,358)	(3,365)	(162)
Total	$(2,442)	$(3,365)	$(162)
Income taxes from continuing operations before valuation allowance	(2,442)	(3,365)	$(162)
Change in valuation allowance	2,358	3,365	162
Income taxes from continuing operations	(84)	—	—
Income taxes from discontinued operations before valuation allowance	—	1,228	89
Change in valuation allowance from discontinued operations	—	(1,228)	(89)
Total	$(84)	$—	$—

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES  – (continued)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Statutory rate – federal	$(1,335)	$(2,179)	$(762)
State taxes, net of federal benefit	(61)	(598)	(33)
Permanent differences and other	(1,046)	(588)	633
Income tax from continuing operation before valuation allowance	(2,442)	(3,365)	(162)
Change in valuation allowance	2,358	3,365	162
Income taxes from continuing operations	(84)	—	—
Income taxes from discontinued operations before valuation allowance	—	1,228	89
Change in valuation allowance	—	(1,228)	(89)
Income taxes from discontinued operations	—	—	—
Total	$(84)	$—	$—

The components of permanent and other differences are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Permanent items:
Meals and Entertainment	$6	$6	$5
Officers life insurance	9	36	36
Return to accrual for prior year, permanent items	(479)	27	46
Effective rate adjustment(1)	—	(215)	—
Capital loss carryforward utilization(2)	(582)	(442)	—
Deductions for stock options(3)	—	—	546
	$(1,046)	$(588)	$633

(1)	This item represents an adjustment to the overall effective state tax rate due to the addition of multi-jurisdiction tax filings, with recent additions having higher tax rates.
(2)	This item represents the utilization for tax purposes of prior year capital losses.
(3)	This item relates to tax deductions taken by us for stock options exercised by grantees that were not expensed for financial reporting purposes (vested prior to the adoption of ASC 718) and the true-up between years resulting from our having a tax year ending September 30th and a calendar fiscal year.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — INCOME TAXES  – (continued)

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net operating loss, capital loss and tax credit carryforward	$10,808	$9,008	$5,731
Consulting-royalty costs	1,431	1,431	1,739
Depreciation	250	55	110
Other	801	438	1,145
Valuation allowance	(13,290)	(10,932)	(8,725)
Total	$—	$—	$—

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) and tax credit carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2009, 2008 and 2007 was $2.4 million, $2.1 million and $0.1 million, respectively. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized. As a result, these NOL’s will not be available to offset income tax expense. The net operating loss carry-forwards currently approximate $25.7 million for federal purposes will be expiring through 2029. Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will be expiring through 2029. Until sufficient taxable income to offset the temporary timing differences attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, a valuation allowance has been provided.

As noted above, we have net operating loss carry-forwards for both federal and certain states. However, effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31. As a consequence, we will file a full period tax return for the fiscal year ended September 30, 2009 with the IRS and will also file with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election. For Fiscal 2009, we had a current tax benefit of $84,000 for certain federal and state alternative minimum income taxes incurred for the “short period return”, inclusive of an alternative minimum tax refund of $110,000 due us as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period. In future fiscal periods, our tax and financial reporting periods will be the same, the period ending December 31.

NOTE 11 — EARNINGS PER SHARE

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

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — EARNINGS PER SHARE  – (continued)

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2009			2008			2007
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic EPS	$(3,842)	12,963	$(0.30)	$(5,534)	12,848	$(0.43)	$(2,458)	12,729	$(0.19)
Dilutives:
Options/Warrants	—	—	—	—	—	—	—	—	—
Diluted EPS	$(3,842)	12,963	$(0.30)	$(5,534)	12,848	$(0.43)	$(2,458)	12,729	$(0.19)

For Fiscal 2009, 2008 and 2007, diluted earnings per share is the same as basic earnings per share due to (i) the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For Fiscal 2009, 2008 and 2007, there were Common Stock Equivalents in the amount of 133,792, 247,869 and 355,177, respectively, which were in the money, that were excluded in the earnings per share computation due to their dilutive effect.

NOTE 12 — RELATED PARTY TRANSACTIONS

We have sought to acquire sale and distribution licenses for our Cold-EEZE® products in certain countries through related party entities whose stockholders include Mr. Gary Quigley, then an employee of the Company and a relative of our former Chief Executive Officer, Mr. Guy Quigley (see Note 3). We paid fees to a related entity aggregating $46,000 during Fiscal 2007 (see Note 13) to assist with the regulatory aspects of obtaining such licenses. No fees were paid to related parties for Fiscal 2009 or 2008.

We disposed of certain automobiles in Fiscal 2009 and 2008 in the aggregate net book value of $114,000 and $25,000, respectively. The automobiles were purchased by certain former executive officers at our then book value of the automobiles.

NOTE 13 — VARIABLE INTEREST ENTITY

ASC-810 provides guidance for the Consolidation of Variable Interest Entities requiring the application by “Public Entities” to all Special Purpose Entities (“SPEs”) at the end of the first interim or annual reporting period ending after December 15, 2003. Effective March 31, 2004, we adopted the provisions of ASC-810 for VIE’s formed prior to February 1, 2003. We determined that Scandasystems, a related party, qualified as a variable interest entity and we consolidated Scandasystems beginning with the quarter ended March 31, 2004. Due to the fact that we had no long-term contractual commitments or guarantees, the maximum exposure to loss was insignificant.

We have determined that the conditions that applied in the past giving rise to the application of ASC-810 to the relationship between us and Scandasystems no longer apply. Therefore, effective with quarter ended March 31, 2008, Scandasystems balances were no longer consolidated with our financial results and balances.

NOTE 14 — SEGMENT INFORMATION

The basis for our presentation of segment results generally is consistent with our overall reporting. We report information about our operating segments in accordance with ASC-280 which establishes standards for reporting information about a company’s operating segments. All consolidating items are included in Corporate & Other.

Prior to Fiscal 2009, we were organized into three business segments: (i) cold remedy, (ii) contract manufacturing and (iii) ethical pharmaceutical. We historically managed each of our segments separately as a consequence of different marketing, manufacturing and/or research and development strategies. However, as a

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — SEGMENT INFORMATION  – (continued)

consequence of our strategic review, as previously described, we realigned our operations to focus principally on the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals for human and veterinary use. Research and development expenditures in the previously identified segment “Ethical Pharmaceutical” have been de-emphasized. Additionally, the previously identified segment “Contract Manufacturing” is now managed and considered an integrated component of our operations and no longer meets the criteria of a reportable segment. As a consequence, as of December 31, 2009, we are engaged principally in the OTC/Personal Care marketplace segment and currently report as a single segment.

Financial information relating to the historical reportable segment for Fiscal 2008 and 2007 for continuing operations by business segment follows (in thousands):

	Cold Remedy	Contract Manufacturing	Ethical Pharmaceutical	Corporate & Other	Total
Fiscal 2008
Revenues
Customers-domestic	$18,186	$2,321	$—	$—	$20,507
Inter-segment	$—	$4,381	$—	$(4,381)	$—
Segment operating profit (loss)	$(690)	$(1,294)	$(4,872)	$127	$(6,729)
Depreciation	$319	$426	$—	$—	$745
Capital expenditures	$63	$137	$—	$—	$200
Total assets	$26,460	$4,847	$—	$(6,938)	$24,369
Fiscal 2007
Revenues
Customers-domestic	$25,730	$2,511	$—	$—	$28,241
Inter-segment	$—	$6,661	$—	$(6,661)	$—
Segment operating profit (loss)	$4,801	$(280)	$(7,001)	$(68)	$(2,548)
Depreciation	$414	$523	$—	$—	$937
Capital expenditures	$187	$334	$—	$—	$521
Total assets	$32,839	$6,107	$—	$(5,444)	$33,502

NOTE 15 — SIGNIFICANT CLIENTS

Our products are distributed through numerous food, multi-outlet pharmacy, chain drug stores, large wholesalers and mass merchandisers throughout the United States. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition. Revenues for Fiscal 2009, Fiscal 2008 and Fiscal 2007 were $19.8 million, $20.5 million and $28.2 million, respectively. CVS Caremark Corporation, Walgreen Company and Wal-Mart Stores, Inc. accounted for approximately 15%, 15% and 13% of our revenues for Fiscal 2009. Walgreen Company and Wal-Mart Stores, Inc. accounted for approximately 14% and 14%, respectively, and 13% and 14%, respectively of our revenues for Fiscal 2008 and 2007, respectively.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 — SIGNIFICANT CLIENTS  – (continued)

collectability of amounts due to us. Customers comprising the five largest accounts receivable balances represented 66% and 55% of total trade receivable balances at December 31, 2009 and 2008, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2009 and 2008, the allowance for doubtful accounts was $23,000 and $131,000, respectively.

NOTE 16 — QUARTERLY INFORMATION (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2009 and Fiscal 2008 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2009
Net sales	$3,987	$1,748	$4,977	$9,104
Gross profit	$2,353	$291	$3,615	$5,310
Income (loss) from operations	$(2,211)	$(4,629)	$1,197	$1,708
Income (loss) from continuing operations	$(2,199)	$(4,625)	$1,201	$1,781
Net income (loss)	$(2,199)	$(4,625)	$1,201	$1,781
Basic earnings per share:
Income (loss) from continuing operations	$(0.17)	$(0.36)	$0.09	$0.14
Net income (loss)	$(0.17)	$(0.36)	$0.09	$0.14
Diluted earnings per share:
Income (loss) from continuing operations	$(0.17)	$(0.36)	$0.09	$0.14
Net income (loss)	$(0.17)	$(0.36)	$0.09	$0.14
Fiscal 2008
Net sales	$5,306	$2,068	$6,354	$6,779
Gross profit	$3,570	$898	$4,082	$2,863
Income (loss) from operations	$(2,581)	$(2,963)	$814	$(1,999)
Income (loss) from continuing operations	$(2,444)	$(2,879)	$879	$(1,965)
Net income (loss)	$(1,569)	$(2,879)	$879	$(1,965)
Basic earnings per share:
Income (loss) from continuing operations	$(0.19)	$(0.22)	$0.07	$(0.15)
Net income (loss)	$(0.12)	$(0.22)	$0.07	$(0.15)
Diluted earnings per share:
Income (loss) from continuing operations	$(0.19)	$(0.22)	$0.07	$(0.15)
Net income (loss)	$(0.12)	$(0.22)	$0.07	$(0.15)

NOTE 17 — SUBSEQUENT EVENT

On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPMTM technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SUBSEQUENT EVENT  – (continued)

In connection with the LLC Agreement, PSI Parent granted to us, pursuant to the terms of a License Agreement, dated March 22, 2010 (the “Original License Agreement”), (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million. PSI Parent has agreed, pursuant to a Share Transfer Restriction Agreement, dated March 22, 2010 (the “Share Transfer Restriction Agreement”), between us and PSI Parent, that, with certain exceptions, it will not sell or otherwise dispose of any of the PSI Shares prior to June 1, 2012. The PSI Shares were issued pursuant to an exemption from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering and was made without general solicitation or advertising. Additionally, PSI Parent represented to us, among other things, that PSI Parent is not a US Person (as defined in Regulation S under the Securities Act), that PSI Parent is an accredited investor with access to all relevant information necessary to evaluate its investment and that the PSI Shares were being acquired for investment purposes only.

In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”). Additionally, we agreed to contribute $500,000 to the Joint Venture as part of our initial capital contribution.

Pursuant to the Contribution Agreement and in order to reflect the Assignment and Assumption, we, PSI Parent, the Company and the Joint Venture entered into an Amended and Restated License Agreement, dated March 22, 2010 (the “Amended License Agreement”), which amends and restates the Original License Agreement to reflect that the Joint Venture is the licensee thereunder and which otherwise contains substantially the same terms as the Original License Agreement. The Joint Venture has the right to grant one or more sub-licenses of the rights granted under the Amended License Agreement to one or more third parties for reasonable consideration in any part of the applicable territory. The Amended License Agreement provides that PSI Parent shall not, directly or through third parties, exploit the covered intellectual property during the term thereof, subject to certain limitations. The Amended License Agreement will remain in effect until the expiration of the last to expire of the patents included within the PSI Technology or any extensions thereof. Either party may terminate the Amended License Agreement upon written notice to the other party in the event of certain events involving bankruptcy or insolvency. The Amended License Agreement also contains, among other things, provisions concerning the treatment of confidential information, the ownership of intellectual property and indemnification obligations.

THE QUIGLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — SUBSEQUENT EVENT  – (continued)

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically we agreed to contribute $500,000 of initial capital and are committed to fund up to $2.0 million, subject to agreed upon budgets, toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture will be managed by a four-person Board of Managers, with two managers appointed by each member. The initial Board of Managers is comprised of four representatives, two representatives from each of the Company and PSI Parent. The initial Company representatives on the Board of Managers are Mr. Karkus and Mr. Cuddihy. Mr. Karkus, on our behalf, and Mr. Harry Rosen, on behalf of PSI, are the Co-Chief Executive Officers of the Joint Venture. The LLC Agreement contains other normally found terms in such arrangements, including provisions relating to governance of the Joint Venture, indemnification obligations of the Joint Venture, allocation of profits and losses, the distribution of funds to the members and restrictions on transfer of a member’s interest.

Our initial determination is that the Joint Venture will qualify as a variable interest entity and we will consolidate the Joint Venture financial statements beginning with the quarter ended March 31, 2010.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T). Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by the Company in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

Management’s Report on Internal Control Over Financial Reporting

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

Material Weaknesses

As a consequence of management’s review of its effectiveness of the design and operation of the disclosure controls and procedures, and management’s determination of the existence of material weaknesses, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report. A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in a reasonable probability that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material Weakness — Control environment

Lack of management continuity due to changes in executive management of the Company.  As a consequence of the Proxy Contest, our former Chief Executive Officer and our former Chief Operating Officer resigned without the benefit of a transition period between the effective date of their respective resignations and the recruitment of new management. We have filled both these positions with personnel who are new to the Company. Additionally, in October, the employment of our Chief Financial Officer ended and the role was consolidated, on an interim basis, with that of the new Chief Operating Officer. As a consequence of a lack of continuity of management with limited or no transition or consultation period with prior management, current management has concluded that this control deficiency constitutes a material weakness.

Lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.  As new management was installed by the Board of Directors, it was discovered during the second quarter of Fiscal 2009 that the Company was either missing or lacked pertinent information regarding its operations, including but not limited to certain business commitments to product supply agreements, advertising programs, product placement initiatives and other promotional initiatives, and asset sales. As a consequence of this lack of documentation or availability of documentation or records, management has concluded that this control deficiency constitutes a material weakness.

Lack of sufficient subject matter expertise.  Management has determined that it lacks certain subject matter expertise in at least two of the following significant areas: (i) accounting for and the disclosure of complex transactions and (ii) the selection, monitoring and evaluation of certain vendors that provided services to Pharma. Our financial staff currently lacks sufficient training or experience in accounting for complex transactions and the required disclosure therein.

Other matters

Furthermore, as previously reported, on May 19, 2009, Pharma’s Executive Vice President and Chief Operating Officer, Dr. Richard Rosenbloom, was suspended from the Company for allegedly receiving payments from external sources, including vendors of the Company, without disclosure to the Company’s management. On June 23, 2009, our Board of Directors agreed to reinstate Dr. Rosenbloom and to form a Special Committee of the Board of Directors to investigate the allegations with respect to Dr. Rosenbloom’s alleged receipt of payments and in due course to report its findings and recommendations to the full Board of Directors. Effective October 22, 2009, the employment of Dr. Rosenbloom was terminated when the position of Executive Vice President of the Pharma subsidiary was eliminated.

Remediation Plan for Material Weaknesses

The material weaknesses described above comprise control deficiencies that were discovered during the financial close process for the June 30, 2009 fiscal period. Management is making progress on its remediation plan which includes (i) obtaining and reviewing the underlying documentation for significant agreements, contracts, transactions and other material commitments entered into by the Company, (ii) the addition of a financial and operations professional, Mr. Cuddihy, to our executive management, (iii) reorganization of the financial staff, including personnel changes and recruitment, (iv) the implementation of a training program for our financial staff, (v) retention of outside financial consultants to augment our financial staff with certain subject matter expertise, (vi) meeting with retail customers and vendors and (vii) reorganization of Pharma staff and the retention of outside consultants to augment such Pharma staff with certain subject matter expertise and to conduct a thorough review of the entire research and development portfolio of potential products.

Though management has implemented a series of remediation actions as noted above, there was insufficient time to fully evaluate the effectiveness of these actions prior to the end of Fiscal 2009. However, we believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed under “Management’s Report on Internal Control Over Financial Reporting” above. Those measures, described under “Remediation Plan for Material Weaknesses,” were implemented during the third and fourth quarter of Fiscal 2009, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the Fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Item 9B. Other Information

On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPMTM technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products.

In connection with the LLC Agreement, PSI Parent granted to us, pursuant to the terms of a License Agreement, dated March 22, 2010 (the “Original License Agreement”), (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million. PSI Parent has agreed, pursuant to a Share Transfer Restriction Agreement, dated March 22, 2010 (the “Share Transfer Restriction Agreement”), between us and PSI Parent, that, with certain exceptions, it will not sell or otherwise dispose of any of the PSI Shares prior to June 1, 2012. The PSI Shares were issued pursuant to an exemption from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering and was made without general solicitation or advertising. Additionally, PSI Parent represented to us, among other things, that PSI Parent is not a US Person (as defined in Regulation S under the Securities Act), that PSI Parent is an accredited investor with access to all relevant information necessary to evaluate its investment and that the PSI Shares were being acquired for investment purposes only.

In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”). Additionally, we agreed to contribute $500,000 to the Joint Venture as part of our initial capital contribution.

Pursuant to the Contribution Agreement and in order to reflect the Assignment and Assumption, we, PSI Parent, the Company and the Joint Venture entered into an Amended and Restated License Agreement, dated March 22, 2010 (the “Amended License Agreement”), which amends and restates the Original License Agreement to reflect that the Joint Venture is the licensee thereunder and which otherwise contains substantially the same terms as the Original License Agreement. The Joint Venture has the right to grant one or more sub-licenses of the rights granted under the Amended License Agreement to one or more third parties for reasonable consideration in any part of the applicable territory. The Amended License Agreement provides that PSI Parent shall not, directly or through third parties, exploit the covered intellectual property during the term thereof, subject to certain limitations. The Amended License Agreement will remain in effect until the expiration of the last to expire of the patents included within the PSI Technology or any extensions thereof. Either party may terminate the Amended License Agreement upon written notice to the other party in the event of certain events involving bankruptcy or insolvency. The Amended License Agreement also contains, among other things, provisions concerning the treatment of confidential information, the ownership of intellectual property and indemnification obligations.

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically we agreed to contribute $500,000 of initial capital and are committed to fund up to $2.0 million, subject to agreed upon budgets, toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture will be managed by a four-person Board of Managers, with two managers appointed by each member. The initial Board of Managers is comprised of four representatives, two representatives from each of the Company and PSI Parent. The initial Company representatives on the Board of Managers are Mr. Karkus and Mr. Cuddihy. Mr. Karkus, on our behalf, and Mr. Harry Rosen, on behalf of PSI, are the Co-Chief Executive Officers of the Joint Venture. The LLC Agreement contains other normally found terms in such arrangements, including provisions relating to governance of the Joint Venture, indemnification obligations of the Joint Venture, allocation of profits and losses, the distribution of funds to the members and restrictions on transfer of a member’s interest.

Our initial determination is that the Joint Venture will qualify as a variable interest entity and we will consolidate the Joint Venture financial statements beginning with the quarter ended March 31, 2010.

The foregoing description of the terms of the LLC Agreement, Original License Agreement, the Contribution Agreement, the Amended License Agreement and the Share Transfer Restriction Agreement is qualified in its entirety by reference to the provisions of each such agreement, which are filed as Exhibits 10.11, 10.12, 10.13, 10.14 and 10.15, respectively, and the foregoing descriptions are qualified in their entirety by reference to such Exhibits. The above disclosure is being provided in this Report in lieu of in a Current Report on Form 8-K under Items 1.01 and 3.02.

On March 24, 2010, the Compensation Committee of the Board approved the payment of bonuses to Mr. Karkus, our Chairman and Chief Executive Officer, and Mr. Cuddihy, our Executive Vice President, Chief Operating Officer and Interim Chief Financial Officer in the amount of $87,500 and $27,500, respectively, for work performed by each executive in Fiscal 2009. Each executive was eligible to receive a bonus in the discretion of the Compensation Committee or the Board pursuant to each executive’s employment agreement with the Company. These bonuses were awarded to each executive principally, but not limited to, each of their contributions to (i) the redefinition of the strategic vision for our business, (ii) their leadership and management through a series of operational transitions, (iii) the realignment of our product development strategies, initiatives and research and development costs, (iv) new product branding initiatives, and (v) various restructuring and corporate overhead reduction and cost control initiatives. The disclosure provided in this paragraph is being provided in this Report in lieu of in a Current Report on Form 8-K under Item 5.02.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009 and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required under this item is incorporated by reference to the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference to the 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Exhibits:

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A filed on April 4, 1997)
3.2	By-laws of the Company as amended and restated effective August 18, 2009, (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 18, 2009)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).
10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).
10.2	Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A filed on April 4, 1997).
10.3	Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A filed on April 4, 1997).
10.4	Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).
10.5	First Amendment to the Rights Agreement, dated as of May 20, 2008 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 23, 2008).
10.6	Sale agreement of Darius to Innerlight Holdings, Inc. dated February 29, 2008 incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 3, 2008).
10.7	Second Amendment to the Rights Agreement, dated as of August 18, 2009 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2009)
10.8	Form of Indemnification Agreement between the Company and each of its Officers and Directors dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 19, 2009)
10.9*	Employment Agreement dated August 15, 2009 between Ted Karkus and the Company (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 19, 2009)
10.10*	Employment Agreement dated August 15, 2009 between Robert V. Cuddihy, Jr., and the Company (incorporated by reference to Exhibit 10.3 of Form 8-K filed on August 19, 2009)
10.11**	Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC.
10.12**	Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC.
10.13**	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited.
10.14**	Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC.
10.15**	Share Transfer Restriction Agreement, dated March 22, 2010, between the Company, and Phosphagenics Limited.
14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).
21.1**	Subsidiaries of The Quigley Corporation.
23.1**	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm, dated March 24, 2010.
31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE QUIGLEY CORPORATION
Registrant
Date: March 24, 2010	By: /s/ Ted Karkus Ted Karkus, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer	Principal Financial and Accounting Officer
By: /s/ Ted Karkus Ted Karkus Chairman of the Board and Chief Executive Officer	By: /s/ Robert V. Cuddihy, Jr. Robert V. Cuddihy, Jr. Chief Operating Officer and Interim Chief Financial Officer

Date: March 24, 2010

Directors

/s/ Mark Burnett Mark Burnett	/s/ John DeShazo John DeShazo
/s/ Mark Frank Mark Frank	/s/ Louis Gleckel Louis Gleckel
/s/ Mark Leventhal Mark Leventhal	/s/ James McCubbin James McCubbin

Date: March 24, 2010