Form 10-Q
period 2010-03-31
QUIGLEY CORP
filed 2010-05-17
CIK 868278

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-21617

ProPhase Labs, Inc.

(formerly known as The Quigley Corporation)
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-2577138
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

621 N. Shady Retreat Road, Doylestown, Pennsylvania	18901
(Address of principal executive office)	(Zip Code)

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

Large accelerated filer   ☐           Accelerated filer   ☐          Non-accelerated filer   ☐         Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2010
Common Stock, $0.0005 par value	14,620,637

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$12,352	$12,801
Restricted cash (Note 3)	500	-
Accounts receivable, net of doubtful accounts of $22 and $23 respectively (Note 2)	1,357	3,599
Inventory, net (Note 2)	1,134	1,405
Prepaid expenses and other current assets	574	803
Assets held for sale (Note 2)	138	138
Total current assets	16,055	18,746

Intangible asset, licensed technology (Note 3)	3,577	-

Property, plant and equipment, net of accumulated depreciation of $3,237 and $3,155, respectively (Note 2)	2,535	2,572
Other assets	12	12
	$22,179	$21,330

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$306	$708
Accrued royalties and sales commissions (Note 5)	3,529	3,681
Accrued advertising and other allowances	2,125	2,124
Other current liabilities	603	758
Total current liabilities	6,563	7,271

Commitments and contigencies (Note 5)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 19,145,440 and 17,679,436 shares, respectively (Note 6)	10	9
Additional paid-in-capital	40,344	37,726
Retained earnings	450	1,512
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
Total stockholders' equity	15,616	14,059
	$22,179	$21,330

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009

Net sales (Note 2)	$1,976	$3,987

Cost of sales (Note 2)	806	1,635

Gross profit	1,170	2,352

Operating costs and expenses:
Sales and marketing	734	2,024
Administration	1,412	2,290
Research and development	88	248
	2,234	4,562

Loss from operations	(1,064)	(2,210)

Interest and other income	2	11

Loss before income taxes	(1,062)	(2,199)

Income tax (Note 7)	-	-

Net loss	$(1,062)	$(2,199)

Basic earnings per share
Loss from continuing operations	$(0.08)	$(0.17)
Net loss	$(0.08)	$(0.17)

Diluted earnings per share
Loss from continuing operations	$(0.08)	$(0.17)
Net loss	$(0.08)	$(0.17)

Weighted average common shares outstanding
Basic	13,183	12,908
Diluted	13,183	12,908

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of
Stockholders’ Equity
(in thousands, except share data)
(unaudited)

			Additional
	Common Stock	Par	Paid-In	Retained	Treasury
	Shares	Value	Capital	Earnings	Stock	Total

Balance at December 31, 2009	13,033,383	$9	$37,726	$1,512	$(25,188)	$14,059

Net loss				(1,062)		(1,062)
Proceeds from exercise of stock options	15,000		19			19
Common stock issued to Phosphagenics
Limited pursuant to an Exclusive
License Agreement (Note 3)	1,440,000	1	2,576			2,577
Common stock granted pursuant to an employment agreement	11,004		23			23
Tax benefits from exercise of stock options			4			4
Tax benefit allowance			(4)			(4)

Balance at March 31, 2010	14,499,387	$10	$40,344	$450	$(25,188)	$15,616

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash Flows from operating activities:
Net loss	$(1,062)	$(2,199)
Adjustments to reconcile net loss to net cash provided by (used in) operating activies:
Depreciation and amortization	82	157
Sales discounts and provision for bad debts	(108)	(49)
Inventory valuation provision	(638)	(176)
Changes in operating assets and liabilities:
Accounts receivable	2,350	2,765
Inventory	909	(69)
Accounts payable	(402)	(403)
Accrued royalties and sales commissions	(152)	(158)
Accrued advertising and other allowances	1	(202)
Other operating assets and liabilities, net	97	692
Net cash provided by operating activities	1,077	358

Cash flows used in investing activities:
Capital expenditures	(45)	(71)
Cash restricted for Phusion Laboratories, LLC.	(500)	-
Acquisition of product license	(1,000)	-
Net cash flows used in investing activities	(1,545)	(71)

Cash flows from financing activities:
Proceeds from exercise of stock options	19	-
Net cash provided by financing activities	19	-

Net increase (decrease) in cash and cash equivalents	(449)	287

Cash and cash equivalents at beginning of period	12,801	11,957

Cash and cash equivalents at end of period	$12,352	$12,244

Suplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$51	$-

Common stock issued to Phosphagenics Limited
pursuant to a product license agreement	$2,577	$-
Common stock granted pursuant to an
employment agreement	$23	$-

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”), formerly known as The Quigley Corporation, organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural base health products along with supplements and cosmeceuticals for human and veterinary use.

Our primary business is currently the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three months ended March 31, 2010 and 2009, our revenues from continuing operations have come principally from our cold remedy products.

On May 5, 2010, our shareholders approved, among other corporate matters, the Board of Directors’ proposal to change our name to ProPhase Labs, Inc. from The Quigley Corporation.  As a consequence, we amended the Company’s Articles of Incorporation to change our name to ProPhase Labs, Inc. The amendment became effective on May 6, 2010.  Concurrent with our name change, effective May 10, 2010, our shares began trading under the new NASDAQ ticker symbol: PRPH.  We previously traded under the symbol: QGLY.

We use a December 31 year-end for financial reporting purposes.  References herein to the fiscal year ended December 31, 2010 shall be the term “Fiscal 2010” and references to other “Fiscal” years shall mean the year which ended on December 31 of the year indicated. The term “we”, “us: or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Our financial statements for the three months ended March 31, 2009 and the balance sheet at December 31, 2009 have been reclassified to conform to our current period ended March 31, 2010 presentation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with the our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of operating results that may be achieved over the course of the full year.

ProPhase Labs, Inc. and Subsidiaries
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

Use of Estimates
The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the date of the financial statements and our reported amounts of revenues and expenses during the respective reporting periods.  Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising.  These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared.  Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis.  Actual results could differ from those estimates.

Our primary product, Cold-EEZE®, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We added new products to our OTC Personal Care product line in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune (subsequently discontinued in Fiscal 2009), Organix Organic Cough and Sore Throat Drops and Kids-EEZE® Chest Relief.  Each of these new products do carry shelf-life expiration dates for which we aggregate such new product market experience data and updates our sales returns and allowances estimates accordingly.  Sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”)  estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

Cash Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents.  Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.  Our cash and money market balances are classified as Level 1 instruments based upon fair value measurement hierarchy which are valued based upon quoted market prices in active markets.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, inventory valuation reserves are established.  The condensed consolidated financial statements include a specific reserve for excess or obsolete inventory of approximately $1.2 million and $1.8 million as of March 31, 2010 and December 31, 2009, respectively.  Raw material, work in progress and packaging inventory aggregated approximately $652,000 and $610,000 at March 31, 2010 and December 31, 2009, respectively.  Finished goods inventory was $482,000 and $795,000 at March 31, 2010 and December 31, 2009, respectively.

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

We maintain cash and cash equivalents with several major financial institutions. As of March 31, 2010, our cash balance was $12.8 million and bank balance was $13.2 million. Of the total bank balance, $7.9 million was covered by federal depository insurance and $5.3 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk.  We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug store. For the three months ended March 31, 2010 and 2009, all of our net sales were related to domestic markets.

Our revenues are principally generated from the sale of the cold remedy products which approximated 94% and 84% of total revenues for the three months ended March 31, 2010 and 2009, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Long-lived Assets
We review our carrying value of its long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When indicators of impairment exist, we determine whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts.  If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values.  The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk.  The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

In June 2009, we concluded the closing of our Elizabethtown manufacturing facility.   At March 31, 2010 and December 31, 2009, our reported assets include Assets Held For Sale aggregating $138,000 related to the land and buildings of the Elizabethtown manufacturing facility.  These assets have been recorded at their estimated fair value, less estimated costs to sell.

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

Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable and accounts payable are reflected in the Condensed Consolidated Financial Statements at carrying value which approximates fair value because of the short-term maturity of these instruments.  Determination of fair value of related party payables, if any, is not practicable due to their related party nature.

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

ProPhase Labs, Inc. and Subsidiaries
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

As of March 31, 2010 and December 31, 2009, we included a provision for Sales Allowances of $22,000 and $127,000 respectively for other allowances which is reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $22,000 and $23,000 as of March 31, 2010 and December 31, 2009, respectively.  Additionally, accrued advertising and other allowances as of March 31, 2010 include $1.5 million for future sales returns and $609,000 for cooperative incentive promotion costs. As of December 31, 2009 accrued advertising and other allowances $1.5 million for future sales returns and $586,000 for cooperative incentive promotion costs.

Shipping and Handling
Product sales carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue.  In all cases costs related to this revenue are recorded in cost of sales.

Stock Compensation
We recognize all share-based payments to employees, including grants of employee stock options, as compensation expense in the financial statements based on their fair values.  Fair values of stock options are determined through the use of the Black-Scholes option pricing model.  The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period.

Stock options and warrants for purchase of our common stock, $0.0005 par value (“Common Stock”) have been granted to both employees and non-employees.  Options and warrants are exercisable during a period determined by us, but in no event later than ten years from the date granted.  No stock options or warrants to purchase our Common Stock have been granted for the three months ended March 31, 2010 and 2009, respectively.

Variable Interest Entity
ASC-810 establishes criterion and implementation guidance for the consolidation of variable interest entities (“VIE”).  As a consequence of the formation of Phusion Laboratories LLC (“Phusion”), of which we  own a 50% membership interest effective March 22, 2010, Phusion qualifies as a variable interest entity and we have consolidated Phusion beginning with the quarter ended March 31, 2010 (see Note 3).

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended March 31, 2010 and 2009 were $863,000 and $2.2 million respectively.  Included in prepaid expenses and other current assets was zero and $170,000 at March 31, 2010 and December 31, 2009, respectively, relating to prepaid advertising and promotion expense.

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended March 31, 2010 and 2009 were $88,000 and $248,000, respectively. Research and development costs are principally related to certain study activities, costs associated with the development of potential new product development initiatives and costs associated with Cold-EEZE®.

Income Taxes
We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net deferred tax assets is being provided (see Note 7).

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

As a result of our continuing tax losses, we have recorded a full valuation allowance against the net deferred tax assets.  Additionally, we have not recorded a liability for unrecognized tax benefits.  The tax years 2006-2009 remain open to examination by the major taxing jurisdictions to which we are subject.

Recently Issued Accounting Standards
In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

In June 2009, the Financial Accounting Standards Board (“FASB”) modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions  relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to  transfers and servicing, and constituent concerns about the application of certain key provisions of this standard, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of the consolidation standard, as modified, did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We are currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

Note 3 – Investment in Phusion Laboratories, LLC.

On March 22, 2010, the Company, Phosphagenics Ltd. (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”).  TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC. – continued

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

Pursuant to the Contribution Agreement and in order to reflect the Assignment and Assumption, we, PSI Parent and the Joint Venture entered into an Amended and Restated License Agreement, dated March 22, 2010 (the “Amended License Agreement”), which amends and restates the Original License Agreement to reflect that the Joint Venture is the licensee thereunder and which otherwise contains substantially the same terms as the Original License Agreement.  The Joint Venture has the right to grant one or more sub-licenses of the rights granted under the Amended License Agreement to one or more third parties for reasonable consideration in any part of the applicable territory.  The Amended License Agreement provides that PSI Parent shall not, directly or through third parties, exploit the covered intellectual property during the term thereof, subject to certain limitations.  The Amended License Agreement will remain in effect until the expiration of the last to expire of the patents included within the PSI Technology or any extensions thereof.  Either party may terminate the Amended License Agreement upon written notice to the other party in the event of certain events involving bankruptcy or insolvency.  The Amended License Agreement also contains, among other things, provisions concerning the treatment of confidential information, the ownership of intellectual property and indemnification obligations.

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically we agreed to contribute $500,000 of initial capital and are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.  At March 31, 2010, we have segregated $500,000 of our available cash balances as restricted cash as a consequence of our minimum contribution obligation to the Joint Venture.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC. – continued

The Joint Venture is managed by a four-person Board of Managers, with two managers appointed by each member.  The initial Board of Managers is comprised of four representatives, two representatives from each of the Company and PSI Parent.  The initial Company representatives on the Board of Managers are Mr. Karkus and Mr. Cuddihy.  Mr. Karkus, on our behalf, and Mr. Harry Rosen, on behalf of PSI, are the Co-Chief Executive Officers of the Joint Venture.  The LLC Agreement contains other normally found terms in such arrangements, including provisions relating to governance of the Joint Venture, indemnification obligations of the Joint Venture, allocation of profits and losses, the distribution of funds to the members and restrictions on transfer of a member’s interest.

Our initial determination is that the Joint Venture qualifies as a variable interest entity during the pre-commercialization, product development period based upon (i) our expected level of capital at risk, (ii) the level of our significant control of the product development initiatives and (iii) our early stage allocation to realize gains and losses of the Joint Venture. As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  For the three months ended March 31, 2010, the newly formed Joint Venture has not engaged in any financial transactions as formal operations are not expected to commence until the second or third quarter of Fiscal 2010.  At March 31, 2010, PSI Parent has no capital contribution in the Joint Venture therefore no amount is allocated to “non-controlling interest” in our financial statements.  Additionally, at March 31, 2010 we have recorded the $3.6 million payment representing the preliminary, estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 12 years.   We will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of March 31, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license but we do not project that any OTC drug products will be available for shipment within the next twelve months.

Note 4 – Other Current Liabilities

At March 31, 2010 and December 31, 2009, included in other current liabilities are accrued compensation of $407,000 and $386,000, respectively.

Note 5 – Commitments and Contingencies

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

In July 2008, we entered into an agreement with a vendor to purchase a minimum order of product, initially over a three year period, incorporating a patented, proprietary delivery system.  This agreement was amended, first in July 2009 and further amended in February 2010 resulting in, but not limited to, (i) a reduction in the (a) term of agreement and (b) purchase commitment, and (ii) reformulation of the flavor of the product.  In addition, a new agreement was entered into in February of 2010 for the development of two new products.  The aggregate purchase commitment under the term of these agreements, as amended, was $660,000 at March 31, 2010.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Commitments and Contingencies – continued

Certain operating leases for office and warehouse space maintained by us resulted in rent expense for the three month periods ended March 31, 2010 and 2009 of zero and $18,000, respectively. We have estimated future obligations over the next five years, including the remainder of Fiscal 2010, as follows (in thousands):

Fiscal Year	Employment Contracts	Advertising	Product Purchases	Phusion Product Development	Total
2010	$806	$235	$660	$500	$2,201
2011	1,075	-	-	-	1,075
2012	582	-	-	-	582
2013	-	-	-	-	-
2014	-	-	-	-	-
Total	$2,463	$235	$660	$500	$3,858

Additional research and development and advertising costs are expected to be incurred during the remainder of Fiscal 2010.

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

Stock Option Exercise
For the three months ended March 31, 2010, we derived net proceeds of $19,000 as a consequence of the exercise of options to acquire 15,000 shares of our Common Stock. During the three months ended March 31, 2009, no options were exercised.

ProPhase Labs, Inc. and Subsidiaries
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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carryforwards attributable to these exercises are utilized.  Consequently, these net operating loss carryforwards will not be available to offset our current income tax expense.  As of December 31, 2009, we had net operating loss carry-forwards of approximately $25.7 million for federal purposes that will expire through 2029.  Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will expire through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at March 31, 2010 and December 31, 2009.  As of March 31, 2010 and December 31, 2009, we have no unrecognized tax benefits.

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

Effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31.  As a consequence, we filed a full period tax return for the fiscal year ended September 30, 2009 with the IRS and will also file with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election.  In future fiscal periods, our tax and financial reporting periods will be the same, the period ending December 31.

Note 8 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of our common stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding at March 31, 2010 and 2009 were 1,449,750 and 2,113,750, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 8 – Earnings (Loss) Per Share – continued

For the three months ended March 31, 2010 and 2009, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended March 31, 2010 and 2009, there were 86,000 and 239,767 Common Stock Equivalents, respectively, which were in the money, that were excluded in the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2010			March 31, 2009
	Income	Shares	EPS	Income	Shares	EPS

Basic loss per share	$(1.1)	13.2	$(0.08)	$(2.2)	12.9	$(0.17)

Dilutives:
Options/Warrants	-	-	-	-	-	-

Diluted loss per share	$(1.1)	13.2	$(0.08)	$(2.2)	12.9	$(0.17)

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.

General

ProPhase Labs, Inc. (“we”, “us” or the “Company”), formerly known as The Quigley Corporation, organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural base health products along with supplements and cosmeceuticals for human and veterinary use.

Our primary business is currently the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three months ended March 31, 2010 and 2009, our revenues from continuing operations have come principally from our cold remedy products.

On May 5, 2010, our shareholders approved, among other corporate matters, the Board of Directors’ proposal to change our name to ProPhase Labs, Inc. from The Quigley Corporation.  As a consequence, we amended the Company’s Articles of Incorporation to change our name to ProPhase Labs, Inc. The amendment became effective on May 6, 2010.  Concurrent with our name change, effective May 10, 2010, our shares began trading under the new NASDAQ ticker symbol: PRPH. The Company previously traded under the symbol: QGLY.

Recent Developments

Joint Venture – Phusion Laboratories, LLC
On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”).  TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically we agreed to contribute $500,000 of initial capital and are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.  As of March 31, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license and we do not project that any OTC drug products will be available for shipment within the next twelve months.  At March 31, 2010, we have segregated $500,000 of our available cash balances as restricted cash as a consequence of our minimum contribution obligation to the Joint Venture.

Certain Risk Factors

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Future revenues, costs, margins, and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capability and the requirements associated with the development of potential OTC drug and other medicinal products in order to continue to compete on a national and international level.  Our business development is dependent on continued conformity with government regulations, a reliable information technology system capable of supporting continued growth and continued reliable sources for product and materials to satisfy consumer demand.

Readers should carefully review the risk factors described in other sections of this Report as well as in other documents we file from time to time with the Securities and Exchange Commission.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.  Our significant accounting policies are described in Note 2 of Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I.   However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions.  These accounting estimates and disclosures have been discussed with Audit Committee of our Board of Directors.  A discussion of our critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

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

Our primary product, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We added new products to our OTC Personal Care product line in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune (discontinued in Fiscal 2009), Organix Organic Cough and Sore Throat Drops and Kids-EEZE® Chest Relief.  Each of these new products do carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

ProPhase Labs, Inc. and Subsidiaries
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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. As of March 31, 2010 and December 31, 2009, we included a provision for Sales Allowances of $22,000 and $127,000 respectively for other allowances which is reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of March 31, 2010 include $1.5 million for future sales returns and $609,000 for cooperative incentive promotion costs. As of December 31, 2009 accrued advertising and other allowances included $1.5 million for future sales returns and $586,000 for cooperative incentive promotion costs. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $22,000 and $23,000 as of March 31, 2010 and December 31, 2009, respectively.

A one percent deviation for these Sales Allowance provisions for the three months ended March 31, 2010, and 2009 would affect net sales by approximately $25,000 and $53,000, respectively.

Income Taxes
As of December 31, 2009, we have net operating loss carry-forwards of approximately $25.7 million for federal purposes that will expire beginning in fiscal 2020 through 2029.  Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will expire beginning in fiscal 2018 through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, a valuation allowance equaling the total net deferred tax assets is being provided.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial historical losses.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Seasonality of the Business

Our net sales are derived principally from our cold remedy products.  Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for its products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We generally experiences in the fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote its products during the cold season. Revenues and related marketing costs are generally at its lowest levels in the second quarter when consumer demand generally declines.  We track health and wellness trends and develop retail promotional strategies to align its production scheduling, inventory management and marketing programs to optimize consumer purchases.

Financial Condition and Results of Operations
Results from Operations for the Three months Ended March 31, 2010 as Compared to the Three Months Ended March 31, 2009

For the three months ended March 31, 2010, net sales were $2.0 million as compared to $4.0 million for the three months ended March 31, 2009.   For the three months ended March 31, 2010, net sales of cold remedy products were $1.9 million as compared to net sales of $3.3 million for three months ended March 31, 2009.  For the three months ended March 31, 2010 and 2009, the contract manufacturing generated net sales to third party customers of $116,000 and $654,000, respectively.

Net sales of cold remedy products decline of $1.4 million for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due principally to an acceleration of our retail customer purchases and stocking for the 2009-2010 cold season into the fourth quarter of Fiscal 2009 skewing net sales for the cold season.  Net sales increased $314,000 to $11.1 million for the six month period ended March 31, 2010 (the “2009-2010 Cold Season”) as compared to $10.8 million the six month period ended March 31, 2009 (the “2008-2009 Cold Season”).  Data suggests that the highest incidence of upper respiratory disorders for 2009-2010 Cold Season occurred in the fourth quarter of Fiscal 2009 while the 2008-2009 Cold Season realized its concentration of incidences in the first quarter of Fiscal 2009.  Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

The contract manufacturing product net sales decline of $538,000 for the three months ended March 31, 2010 as compared to March 31, 2009 is due principally to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Cost of sales for the three months ended March 31, 2010 were $806,000 as compared to $1.6 million for the three months ended March 31, 2009.  Although our production volumes declined during the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, we realized a gross margin of 59.2% and 59.0%, respectively.   Our gross margin reflects the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the cold remedy products, offset by (iii) an adverse impact of a reduction to net sales to absorb fixed production overhead expenses at our manufacturing facility.   Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Sales and marketing expense for the three months ended March 31, 2010 decreased $1.3 million to $734,000, as compared to $2.0 million for the three months ended March 31, 2009. The decrease in sales and marketing expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was principally due to the net effects of (i) the implementation of  more cost effective and targeted marketing programs, (ii) improved timing of marketing campaigns to better match the timing and product demand of the 2009-2010 Cold Season, (iii) improved in-store marketing and communications programs and (iv) the discontinuation of certain ineffective marketing programs.

General and administration expense for the three months ended March 31, 2010 decreased $878,000 to $1.4 million as compared to $2.3 million for the three months ended March 31, 2009.  The decrease in general and administration expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was principally due to a decrease in personnel costs as a consequence of a decrease in executive salaries, bonuses and head count.

Research and development costs during the three months ended March 31, 2010 decreased $160,000 to $88,000 as compared to $248,000 for the three months ended March 31, 2009.  The decrease of $160,000 in research and development costs for the three months ended March 31, 2010 period as compared to the three months ended March 31, 2009 was due to a decline in the scope, timing and amount of research and development activity from period to period.  In Fiscal 2009 and as a result of a strategic review, we determined to curtail further investment  in certain of our wholly owned subsidiary’s, Quigley Pharma, Inc. (“Pharma”), existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we continue to engage in research and development activities that we determine are appropriate and will increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended March 31, 2010 was $2,000 as compared to $11,000 for the three months ended March 31, 2009.  The decrease of $9,000 for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was due to the decrease in deposit interest rates and a reduction in invested cash balances.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2010, was $1.1 million, or $0.08 per share, as compared to a net loss of $2.2 million, or $0.17 per share, for the three months ended March 31, 2009.

Liquidity and Capital Resources

The aggregate unrestricted cash and cash equivalents as of March 31, 2010 were $12.4 million compared to $12.8 million at December 31, 2009.  Our working capital was $9.5 million and $11.5 million as of March 31, 2010 and December 31, 2009, respectively.  Changes in working  capital  for the three months ended March 31, 2010 were  primarily  due  to  (i) cash provided by operations of $1.1 million, (ii) net proceeds of $19,000 realized from the exercise of stock options, offset by (iii) capital expenditures of $45,000, (iv) the cash payment to acquire the product license of $1.0 million and (v) the financial commitment to the Joint Venture of $500,000 recorded as restricted cash.  Significant factors impacting working capital for the three months ended March 31, 2010 included (i) a decrease in accounts receivable balances and (ii) a decrease in other operating assets and liabilities, each reflective of seasonal factors.

ProPhase Labs, Inc. and Subsidiaries
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

Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture and (v) venture investments or acquisitions and/or (vi) support current operations.  Recently, there has been substantial volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in substantial uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

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

Capital Expenditures

Capital expenditures during the remainder of fiscal 2010 are not expected to be material.

Recently Issued Accounting Standards
In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

In June 2009, the Financial Accounting Standards Board (“FASB”) modified the accounting standard related to consolidation.  This standard, as modified, intends to improve financial reporting by enterprises involved with variable interest entities.  This standard, as modified, addresses the effects on certain provisions  relating to the Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in the accounting standard related to  transfers and servicing, and constituent concerns about the application of certain key provisions of this standard, including those in which the accounting and disclosures under the standard do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This standard, as modified, is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  The adoption of the consolidation standard, as modified, did not have a material effect on our consolidated financial statements.

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We are currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.  Many of these factors are beyond our ability to predict.  Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.  Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently.  This Report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets.  You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Report.

ProPhase Labs, Inc. and Subsidiaries
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

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2009, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements.  Our forward-looking statements speak only as the date of this Report.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. We place our marketable investments in instruments that meet high credit quality standards. We do not expect material losses with respect to its investment portfolio or exposure to market risks associated with interest rates. The impact on our results of one percentage point change in short-term interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this Report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

Material Weaknesses
As a consequence of management’s review of its effectiveness of the design and operation of the disclosure controls and procedures, and management’s determination of the existence of material weaknesses, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.   A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material Weakness – Control environment
Lack of management continuity due to changes in executive management of the Company.  As a consequence of the results from the 2009 meeting of our shareholders whereby a new slate of directors were confirmed by a major vote of the shareholders, our former Chief Executive Officer and our former Chief Operating Officer resigned without the benefit of a transition period between the effective date of their respective resignations and the recruitment of new management.  We have filled both these positions with personnel who are new to the Company.  Additionally, in October 2009, the employment of our Chief Financial Officer ended and the role was consolidated, on an interim basis, with that of the new Chief Operating Officer.  As a consequence of a lack of continuity of management with limited or no transition or consultation period with prior management, current management has concluded that this control deficiency constitutes a material weakness.

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

Our management, as part of their review of our internal control over financial reporting, identified the above material weaknesses.

Remediation Plan for Material Weaknesses
The material weaknesses described above comprise control deficiencies that we discovered during the financial close process for the June 30, 2009 fiscal period.

Management is making progress on its remediation plan which includes (i) obtaining and reviewing the underlying documentation for significant agreements, contracts, transactions and other material commitments entered into by the Company and (ii) meeting with retail customers and vendors.

We believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Remediated Material Weaknesses:
As of December 31, 2009, management determined that it lacked certain subject matter expertise in at least two of the following significant areas: (i) accounting for and the disclosure of complex transactions and (ii) the selection, monitoring and evaluation of certain vendors that provided services to Pharma.  At that time, our financial staff lacked sufficient training or experience in accounting for complex transactions and the required disclosure therein.

As part of our remediation program implemented in Fiscal 2009, we (i) recruited a financial and operations professional, Robert V. Cuddihy, Jr., to our executive management, (ii) reorganized the financial staff, including personnel changes and recruitment, (iii) implemented a continuous  education and training program for our financial staff, (iv) retained of outside financial consultants to augment our financial staff with certain subject matter expertise, (v) reorganized Pharma staff and retained of outside consultants to augment such Pharma staff with certain subject matter expertise and conducted a thorough review of the entire research and development portfolio of potential products. As a consequence of these actions taken by management, management believes that it has sufficiently remediated these material weaknesses in the quarter ended March 31, 2010.

Changes in Internal Control Over Financial Reporting
We are currently undertaking a number of measures to remediate the material weaknesses discussed above.  Those measures, described under “Remediation Plan for Material Weaknesses,” implemented during the third and fourth quarter of Fiscal 2009, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting. Other than as described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.  Other Information

Item 1. Legal Proceedings.

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

Item 1A.  Risk Factors.

The Company has identified material weaknesses in its internal control environment for the period from April 1, 2009 through March 31, 2010.

These material weaknesses, if not properly remediated, could result in material misstatements in our financial statements in future periods and impair its ability to comply with the accounting and reporting requirements applicable to public companies. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of financial statements will not be prevented or detected by our internal controls.

In relation to the condensed consolidated financial statements for the period from April 1, 2009 through March 31, 2010, we identified material weaknesses in its internal control environment as follows: (i) lack of management continuity due to changes in executive management of the Company and (ii) lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.

Following the identification of these material weaknesses in our internal control environment, management took measures and plans to continue to take measures to remediate these weaknesses and deficiencies. However, the implementation of these measures may not fully address these weaknesses. A failure to correct these weaknesses or other control deficiencies or a failure to discover and address any other control deficiencies could result in inaccuracies in our condensed consolidated financial statements and could impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis and could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price. Our management identified the above material weaknesses as part of their review of the Company’s internal control over financial reporting.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million.  PSI Parent has agreed, pursuant to a Share Transfer Restriction Agreement, dated March 22, 2010, between us and PSI Parent, that, with certain exceptions, it will not sell or otherwise dispose of any of the PSI Shares prior to June 1, 2012.  The PSI Shares were issued pursuant to an exemption from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act.  Such sale and issuance did not involve any public offering and was made without general solicitation or advertising.  Additionally, PSI Parent represented to us, among other things, that PSI Parent is not a US Person (as defined in Regulation S under the Securities Act), that PSI Parent is an accredited investor with access to all relevant information necessary to evaluate its investment and that the PSI Shares were being acquired for investment purposes only.

Pursuant to the term of his employment agreement with the Company, Mr. Cuddihy, our Chief Operating Officer and Interim Chief Financial Officer, is entitled to an annual grant of restricted shares of Common Stock payable quarterly, promptly following the close of each quarter. Mr. Cuddihy was issued 11,004 shares of Common Stock as compensation for services in Fiscal 2009 pursuant to his employment agreement with the Company.  These shares were issued to Mr. Cuddihy by the Company on February 24, 2010.

Item 3.    Defaults Upon Senior Securities.

  Not applicable

Item 5.   Other Information.

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

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2010

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 13, 2010