Form 10-Q
period 2010-06-30
ProPhase Labs, Inc.
filed 2010-08-16
CIK 868278

FORM 10-Q
UNITED STATES
  SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-21617

ProPhase Labs, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	23-2577138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

621 North Shady Retreat Road,  Doylestown, Pennsylvania     18901
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2010
Common Stock, $0.0005 par value	14,665,517

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited)	3
	and December 31, 2009

	Condensed Consolidated Statements of Operations for the Three Months and
	Six Months Ended June 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Six
	Months Ended June 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended
	June 30, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Securities Holders	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36

Certifications		37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$11,163	$12,801
Accounts receivable, net of doubtful accounts of $21 and
$23 respectively (Note 2)	855	3,599
Inventory, net (Note 2)	1,153	1,405
Prepaid expenses and other current assets	430	803
Assets held for sale (Note 2)	138	138
Total current assets	13,739	18,746

Intangible asset, licensed technology (Note 3)	3,577	-

Property, plant and equipment, net of accumulated depreciation
of $3,322 and $3,155, respectively (Note 2)	2,521	2,572
Other assets	12	12
	$19,849	$21,330

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$232	$708
Accrued royalties and sales commissions (Note 4)	3,533	3,681
Accrued advertising and other allowances	1,869	2,124
Other current liabilities	727	758
Total current liabilities	6,361	7,271

Commitments and contigencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000;
issued: 19,266,690 and 17,679,436 shares, respectively (Note 5)	10	9
Additional paid-in-capital	40,470	37,726
Retained earnings (deficit)	(1,804)	1,512
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
Total stockholders' equity	13,488	14,059
	$19,849	$21,330

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net sales (Note 2)	$1,131	$1,748	$3,107	$5,734

Cost of sales (Note 2)	660	1,457	1,466	3,091

Gross profit	471	291	1,641	2,643

Operating costs and expenses:
Sales and marketing	780	792	1,514	2,816
Administration	1,819	3,742	3,231	6,032
Research and development	150	386	238	634
	2,749	4,920	4,983	9,482

Loss from operations	(2,278)	(4,629)	(3,342)	(6,839)

Interest and other income	24	4	26	16

Loss from operations before income taxes	(2,254)	(4,625)	(3,316)	(6,823)

Income tax (benefit) (Note 6)	-	-	-	-

Net loss	$(2,254)	$(4,625)	$(3,316)	$(6,823)

Basic and diluted loss per share
Loss from operations	$(0.15)	$(0.36)	$(0.24)	$(0.53)
Net loss	$(0.15)	$(0.36)	$(0.24)	$(0.53)

Weighted average common shares outstanding
Basic and diluted	14,593	12,914	13,896	12,911

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of
Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common		Additional	Retained
	Stock	Par	Paid-In	Earnings	Treasury
	Shares	Value	Capital	(Deficit)	Stock	Total

Balance at December 31, 2009	13,033,383	$9	$37,726	$1,512	$(25,188)	$14,059

Net loss				(3,316)		(3,316)
Proceeds from exercise of stock options	130,000		133			133
Common stock issued to Phosphagenics
Limited pursuant to an Exclusive
License Agreement (Note 3)	1,440,000	1	2,576			2,577
Common stock granted pursuant to an
employment agreement	17,254		35			35
Tax benefits from exercise of stock options			42			42
Tax benefit allowance			(42)			(42)

Balance at June 30, 2010	14,620,637	$10	$40,470	$(1,804)	$(25,188)	$13,488

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2010	June 30, 2009
Cash Flows from operating activities:
Net loss	$(3,316)	$(6,823)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	167	312
Shared-based compensation expense	35	-
(Gain) loss on disposal of assets		(52)
Sales discounts and provision for bad debts	(105)	(519)
Inventory valuation provision	(823)	(154)
Changes in operating assets and liabilities:
Accounts receivable	2,849	4,524
Inventory	1,075	55
Accounts payable	(476)	(523)
Accrued royalties and sales commissions	(148)	(192)
Accrued advertising and other allowances	(255)	(276)
Other operating assets and liabilities, net	342	502
Net cash used in operating activities	(655)	(3,146)

Cash flows provided by (used in) investing activities:
Capital expenditures	(116)	(85)
Acquisition of product license	(1,000)	-
Proceeds due from sales of fixed assets		400
Proceeds from the sale of fixed assets	-	74
Net cash flows provided by (used in) investing activities	(1,116)	389

Cash flows from financing activities:
Proceeds from exercise of stock options	133	17
Net cash provided by financing activities	133	17

Net decrease in cash and cash equivalents	(1,638)	(2,740)

Cash and cash equivalents at beginning of period	12,801	11,957

Cash and cash equivalents at end of period	$11,163	$9,217

Suplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Common stock issued to Phosphagenics Limited
pursuant to a product license agreement	$2,577	$-

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, personal care and cosmeceuticals products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and six months ended June 30, 2010 and 2009, our revenues from continuing operations have come principally from our cold remedy products.

On May 5, 2010, our shareholders approved, among other corporate matters, the Board of Directors’ proposal to change our name to ProPhase Labs, Inc. from The Quigley Corporation.

We use a December 31 year-end for financial reporting purposes.  References herein to the fiscal year ended December 31, 2010 shall be the term “Fiscal 2010” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term the “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Our financial statements for the three and six months ended June 30, 2009 and the balance sheet at December 31, 2009 have been reclassified to conform to our current period ended June 30, 2010 presentation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of operating results that may be achieved over the course of the full year.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Seasonality of the Business

Our net sales are derived principally from our cold remedy products.  Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We generally experience in the fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote our products during the cold season.  Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines and retail customers balance their inventory positions as cold season consumer demand subsides.  We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

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

Our primary product, Cold-EEZE®, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We added new products to our OTC Personal Care marketplace segment in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune (subsequently discontinued in Fiscal 2009), Organix Organic Cough and Sore Throat Drops and Kids-EEZE® Chest Relief.  Each of these new products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, inventory valuation reserves are established.  The condensed consolidated financial statements include a specific reserve for excess or obsolete inventory of approximately $1.0 million and $1.8 million as of June 30, 2010 and December 31, 2009, respectively.  Raw material, work in progress and packaging inventory aggregated approximately $694,000 and $610,000 at June 30, 2010 and December 31, 2009, respectively.  Finished goods inventory was $459,000 and $795,000 at June 30, 2010 and December 31, 2009, respectively.

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

Concentration of Risks

Future revenues, costs, margins, and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC Drug, personal care or other products in order to continue to compete on a national level.

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. Cold-EEZE® and Kids-EEZE® product lines are cold remedies that are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, when applicable, the Homeopathic Pharmacopoeia of the United States.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

We maintain cash and cash equivalents with several major financial institutions. As of June 30, 2010, our cash balance was $11.2 million and bank balance was $11.8 million.  Of the total bank balance, $873,000 was covered by federal depository insurance and $10.9 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk.  We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores. For the three and six months ended June 30, 2010 and 2009, all of our net sales were related to domestic markets.

Our revenues are principally generated from the sale of the cold remedy products which approximated 95% and 79% of total revenues for the six months ended June 30, 2010 and 2009, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Long-lived Assets

We review our carrying value of our long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  When indicators of impairment exist, we determine whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts.  If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values.  The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk.  The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

In June 2009, we concluded the closing of our Elizabethtown manufacturing facility.   At June 30, 2010 and December 31, 2009, our reported assets include Assets Held For Sale aggregating $138,000 related to the land and buildings of the Elizabethtown manufacturing facility.  These assets have been recorded at their estimated fair value, less estimated costs to sell.

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

Fair Value of Financial Instruments

We categorize our financial instruments into a three-level fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). If the inputs used to measure fair value fall within different levels of the hierarchy, the category level is based on the lowest priority level input that is significant to the fair value measurement of the instrument.

Financial assets recorded at fair value on the Company’s consolidated balance sheets are categorized as either (i) Level 1: unadjusted quoted prices for identical assets in an active market, (ii) Level 2: quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full-term of the asset or (iii) Level 3: prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

As of June 30, 2010 and December 31, 2009, we included a provision for Sales Allowances of $26,000 and $127,000, respectively, for other allowances which are reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $21,000 and $23,000 as of June 30, 2010 and December 31, 2009, respectively.  Additionally, accrued advertising and other allowances as of June 30, 2010 include $1.4 million for estimated future sales returns and $379,000 for cooperative incentive promotion costs. As of December 31, 2009 accrued advertising and other allowances include $1.5 million for estimated future sales returns and $586,000 for cooperative incentive promotion costs.

Shipping and Handling

Product sales carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue.  In all cases, costs related to this revenue are recorded in cost of sales.

Stock Compensation

We recognize all share-based payments to employees and directors, including grants of stock options, as compensation expense in the financial statements based on their fair values.  Fair values of stock options are determined through the use of the Black-Scholes option pricing model.  The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period.

Stock options and warrants for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees.  Options and warrants are exercisable during a period determined by us, but in no event later than ten years from the date granted.  No stock options or warrants to purchase of our Common Stock have been granted for the three months or six months ended June 30, 2010 and 2009, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Variable Interest Entity

ASC-810 establishes criterion and implementation guidance for the consolidation of variable interest entities (“VIE”).  Phusion Laboratories LLC (“Phusion”), of which we own a 50% membership interest effective March 22, 2010, qualifies as a VIE and we have consolidated Phusion beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended June 30, 2010 and 2009 were $633,000 and $212,000, respectively.  Advertising and incentive promotion costs incurred for the six months ended June 30, 2010 and 2009 were $1.4 million and $2.4 million respectively. Included in prepaid expenses and other current assets was zero and $170,000 at June 30, 2010 and December 31, 2009, respectively, relating to prepaid advertising and promotion expense.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended June 30, 2010 and 2009 were $150,000 and $386,000, respectively. Research and development cost for the six month period ended June 30, 2010 and 2009 were $238,000 and $634,000 respectively. Research and development costs are principally related to certain study activities, costs associated with the development of potential new product development initiatives and costs associated with Cold-EEZE®.

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

As a result of our continuing tax losses, we have recorded a full valuation allowance against a net deferred tax asset.  Additionally, we have not recorded a liability for unrecognized tax benefits.  The tax years 2006 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We elected to adopt ASU No. 2009-13 early and the adoption did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.” ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated results of operations or financial condition.

In July 2010, the FASB issued ASU 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

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

In connection with the LLC Agreement, PSI Parent granted to us, pursuant to the terms of a License Agreement, dated March 22, 2010 (the “Original License Agreement”), (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs and certain other products that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

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

In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”).  Additionally, we contributed cash of $500,000 to the Joint Venture as part of our initial capital contribution.  At June 30, 2010, cash and equivalents includes $425,000 related to Phusion which is expected to be used by Phusion to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically we contributed $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC. – continued

The Joint Venture will be managed by a four-person Board of Managers, with two managers appointed by each member.  The initial Board of Managers is comprised of four representatives, two representatives from each of the Company and PSI Parent.  The initial Company representatives on the Board of Managers are Mr. Ted Karkus and Mr. Robert Cuddihy.  Mr. Karkus, on our behalf, and Mr. Harry Rosen, on behalf of PSI, are the Co-Chief Executive Officers of the Joint Venture.  The LLC Agreement contains other normally found terms in such arrangements, including provisions relating to governance of the Joint Venture, indemnification obligations of the Joint Venture, allocation of profits and losses, the distribution of funds to the members and restrictions on transfer of a member’s interest.

Our initial determination is that the Joint Venture qualifies as a VIE.  As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  For the three months ended March 31, 2010 and June 30, 2010, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses, as formal operations are not expected to commence until the third and fourth quarter of Fiscal 2010.  At June 30, 2010, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 12 years which we will begin amortizing the cost of intangible asset once production commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of June 30, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license but we do not project that any OTC drug products will be available for shipment within the next twelve months.

Note 4 – Commitments and Contingencies

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

In July 2008, we entered into an agreement with a vendor to purchase a minimum order of product, initially over a three year period, incorporating a patented, proprietary delivery system.  This agreement was amended, in July 2009 and further amended in February 2010 resulting in, but not limited to, (i) a reduction in the (a) term of agreement and (b) purchase commitment, and (ii) reformulation of the flavor of the product.  In addition, a new agreement was entered into in February 2010 for the development of two new products.  The aggregate purchase commitment under the term of these agreements, as amended, was $660,000 at June 30, 2010.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Commitments and Contingencies – continued

Certain operating leases for office and warehouse space maintained by us resulted in rent expense for the three month periods ended June 30, 2010 and 2009 of zero and $11,000, respectively. For the six month period ended June 30, 2010 and 2009, rent expense was zero and $30,000, respectively. We have estimated future obligations over the next five years, including the remainder of Fiscal 2010, as follows (in thousands):

Fiscal Year	Employment Contracts	Product Purchases	Total
2010	$537	$660	$1,197
2011	1,075	-	1,075
2012	582	-	582
2013	-	-	-
2014	-	-	-
Total	$2,194	$660	$2,854

Additional research and development and advertising costs are expected to be incurred during the remainder of Fiscal 2010.

Note 5 – Transactions Affecting Stockholders’ Equity

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

Stock Option Exercise

For the six months ended June 30, 2010 and 2009, we derived net proceeds of $133,000 and $17,000, respectively as a consequence of the exercise of options to acquire 130,000 and 20,728 shares, respectively, of our Common Stock.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Income Taxes

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset our current income tax expense.  As of December 31, 2009, we had net operating loss carry-forwards of approximately $25.7 million for federal purposes that will expire through 2029.  Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will expire through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at June 30, 2010 and December 31, 2009.  As of June 30, 2010 and December 31, 2009, we have no unrecognized tax benefits.

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

Effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31.  As a consequence, we filed a full period tax return for the fiscal year ended September 30, 2009 with the IRS and will also file with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election.  In future fiscal periods, our tax and financial reporting periods will be the same, the annual period ending December 31.

Note 7 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of our common stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2010 and 2009 were 453,250 and 1,752,022, respectively.

For the three and six months ended June 30, 2010 and 2009, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended June 30, 2010 and 2009, there were 4,109 and 241,108 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation. For the six months ended June 30, 2010 and 2009, there were 4,814 and 229,744 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in millions, except per share amounts):

	Three Months Ended			Six Months Ended			Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010			June 30, 2010			June 30, 2009
	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS	Income	Shares	EPS
Basic loss per share	$(2.2)	14.6	$(0.15)	$(3.3)	14.0	$(0.24)	$(4.6)	12.9	$(0.36)	$(6.8)	12.9	$(0.53)

Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-	-	-	-

Diluted loss per share	$(2.2)	14.6	$(0.15)	$(3.3)	14.0	$(0.24)	$(4.6)	12.9	$(0.36)	$(6.8)	12.9	$(0.53)

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

General

ProPhase Labs, Inc. (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, OTC personal care and cosmeceuticals products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and six months ended June 30, 2010 and 2009, our revenues from continuing operations have come principally from our cold remedy products.

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

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million.  In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”).  Additionally, we contributed $500,000 to the Joint Venture as part of our initial capital contribution.  At June 30, 2010, cash and equivalents includes $425,000 related to Phusion which is expected to be used by Phusion to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, we contributed $500,000 of initial capital and are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.  As of June 30, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license and we do not project that any OTC drug products will be available for shipment within the next twelve months.

As part of our continuing efforts to focus on products and projects that are believed to be likely to generate sustainable profits, we have continued to examine the commercial viability of our QR-333 compound for diabetic neuropathy treatment and our QR-448(a) veterinary drug compound., At present, there are no third parties who have expressed  a current interest or willingness to co-develop, license or otherwise commercially exploit these compounds.  As a consequence, we are not likely to expend any significant additional sums on developing any formulations in the Quigley Pharma subsidiary.

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

In addition to OTC and prescription drug products, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements, OTC and prescription drugs and cosmetics.  The FTC also has overlapping jurisdiction with the FDA to regulate the promotion and advertising of vitamins, OTC drugs, cosmetics and foods.  In addition, certain of our cold remedy products are homeopathic remedies which are subject to standards established by the Homeopathic Pharmacopoeia of the United States (“HPUS”).  HPUS sets the standards for source, composition and preparation of homeopathic remedies which are officially recognized under the Federal Food, Drug and Cosmetics Act, as amended.

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

Readers should carefully review the risk factors described in other sections of this filing as well as in other documents we file from time to time with the Securities and Exchange Commission.

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

Our primary product, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We added new products to our OTC Personal Care marketplace segment in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune (discontinued in Fiscal 2009), Organix Organic Cough and Sore Throat Drops and Kids-EEZE®.  Each of these new products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly.  Additionally, we monitor  developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. As of June 30, 2010 and December 31, 2009, we included a provision for Sales Allowances of $26,000 and $127,000 respectively for other allowances which is reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of June 30, 2010 include $1.4 million for estimated future sales returns and $379,000 for cooperative incentive promotion costs.  As of December 31, 2009, accrued advertising and other allowances included $1.5 million for estimated future sales returns and $586,000 for cooperative incentive promotion costs. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $21,000 and $23,000 as of June 30, 2010 and December 31, 2009, respectively.

A one percent deviation for these Sales Allowance provisions for the three months ended June 30, 2010, and 2009 would affect net sales by approximately $15,000 and $28,000, respectively.  A one percent deviation for these Sales Allowance provisions for the six months ended June 30, 2010 and 2009 would affect net sales by approximately $40,000 and $81,000, respectively.

Income Taxes

As of December 31, 2009, we have net operating loss carry-forwards of approximately $25.7 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2029.  Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, a valuation allowance equaling the total deferred tax asset is being provided.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial research and development costs.

Seasonality of the Business

Our net sales are derived principally from our cold remedy segment.  Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We generally experience in the fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote our products during the cold season. Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines and retail customers balance their inventory positions as cold season consumer demand subsides  We track health and wellness trends and develop retail promotional strategies to align its production scheduling, inventory management and marketing programs to optimize consumer purchases.

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended June 30, 2010 as Compared to the Three Months Ended June 30, 2009

For the three months ended June 30, 2010, net sales were $1.1 million as compared to $1.7 million for the three months ended June 30, 2009.  For the three months ended June 30, 2010, net sales of OTC cold remedy products were $1.0 million as compared to net sales of $1.2 million for three months ended June 30, 2009.  For the three months ended June 30, 2010 and 2009, the contract manufacturing segment generated net sales to third party customers of $96,000 and $538,000, respectively.

Net sales of cold remedy products decline of $175,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 is due principally to reduced consumer demand at retail and a corresponding reduction in retailer purchases and stocking post the 2009-2010 cold season.  Data suggests that the highest incidence of upper respiratory disorders for the 2009-2010 cold season occurred in the fourth quarter of Fiscal 2009 and were at significantly lower levels during the first and second quarters of Fiscal 2010 when compared to the 2008-2009 and prior cold seasons.  Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

The contract manufacturing segment net sales decline of $442,000 for the three months ended June 30, 2010 as compared to June 30, 2009 is due principally to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Cost of sales for the three months ended June 30, 2010 were $660,000 as compared to $1.5 million for the three months ended June 30, 2009.  Although our production volumes declined during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, we realized a gross margin of 41.6% and 16.7%, respectively.  Our improved gross margin reflects the net effect of (i) the elimination of the production and facility overhead expenses attributable to the now closed Elizabethtown manufacturing facility, (ii) improved production margins of the cold remedy segment, (iii) improved overhead cost management at our Lebanon production and distribution facility, (iv) a reduction in sales returns experienced from period to period, offset by (v) an adverse impact of a reduction to net sales to absorb fixed production overhead expenses at our manufacturing facility.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2010 decreased $12,000 to $780,000 as compared to $792,000 for the three months ended June 30, 2009.  The decrease in sales and marketing expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was principally due to the net effects of (i) a net reduction in personnel costs, offset by, (ii) an increase in marketing research and development costs associated with the development of new product packaging for our Cold-EEZE® and Kids-EEZE® product lines to be introduced during the 2010-2011 cold season.

General and administration expense for the three months ended June 30, 2010 decreased $1.9 million to $1.8 million as compared to $3.7 million for the three months ended June 30, 2009.  The decrease in general and administration expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was principally due to (i) a decrease of $2.4 million in costs incurred as a consequence of the 2009 proxy contest, offset by, (ii) an increase in legal expense.

Research and development costs during the three months ended June 30, 2010 decreased $236,000 to $150,000 as compared to $386,000 for the three months ended June 30, 2009.  The decrease of $236,000 in research and development costs for the three months ended June 30, 2010 period as compared to the three months ended June 30, 2009 was due to a decline in the scope, timing and amount of research and development activity from period to period.  In Fiscal 2009 and as a result of a strategic review, we determined to curtail further investment in certain of our wholly owned subsidiary’s, Quigley Pharma, Inc. (“Pharma”), existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development.  However, we continue to engage in research and development activities that we determine are appropriate and will increase our research and development activities future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended June 30, 2010 was $24,000 as compared to $4,000 for the three months ended June 30, 2009.  The increase of $20,000 for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was the result of the allocation of funds into interest bearing accounts and/or accounts with improved rates of return.

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2010, was $2.3 million, or $0.15 per share, as compared to a net loss of $4.6 million, or $0.36 per share, for the three months ended June 30, 2009.

Financial Condition and Results of Operations
Results from Operations for the Six Months Ended June 30, 2010 as Compared to the Six Months Ended June 30, 2009

For the six months ended June 30, 2010, net sales were $3.1 million as compared to $5.7 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, net sales of cold remedy products were $2.9 million as compared to net sales of $4.5 million for six months ended June 30, 2009.  For the six months ended June 30, 2010 and 2009, the contract manufacturing segment generated net sales to third party customers of $213,000 and $1.2 million, respectively.

Net sales of cold remedy products decline of $1.6 million for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 due principally to an acceleration of our retail customer purchases and stocking for the 2009-2010 cold season into the fourth quarter of Fiscal 2009 skewing net sales for the cold season.  Data suggests that the highest incidence of upper respiratory disorders for the 2009-2010 cold season occurred in the fourth quarter of Fiscal 2009 and were at significantly lower levels during the first and second quarters of Fiscal 2010 when compared to the 2008-2009 and prior cold seasons.  As a consequence, there was a reduced consumer demand at retail and therefore a corresponding reduction in retailer purchases and stocking during the first and second quarters of Fiscal 2010 as compared to the comparable period in Fiscal 2009.  Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

The contract manufacturing segment net sales decline of $980,000 for the six months ended June 30, 2010 as compared to June 30, 2009 is due principally to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Cost of sales for the six months ended June 30, 2010 were $1.5 million as compared to $3.1 million for the six months ended June 30, 2009.  Although our production volumes declined during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009, we realized an increase in gross margin of 6.7% to 52.8% for the six months ended June 30, 2010 as compared to 46.1% for the six months ended June 30, 2009.   Our improved gross margin reflects the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the cold remedy segment (iii) improved overhead cost management at our Lebanon production and distribution facility, (iv) a reduction in sales returns experienced from period to period, offset by, (v) an adverse impact of a reduction to net sales to absorb fixed production overhead expenses at our manufacturing facility.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2010 decreased $1.3 million to $1.5 million as compared to $2.8 million for the six months ended June 30, 2009.  The decrease in sales and marketing expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was principally due to the net effects of (i) the implementation of  more cost effective and targeted marketing programs, (ii) improved timing of marketing campaigns to better match the timing and product demand of the 2009-2010 cold season, (iii) improved in-store marketing and communications programs, (iv) the discontinuation of certain ineffective marketing programs and (v) an increase in marketing research and development costs associated with the development of new product packaging for our Cold-EEZE® and Kids-EEZE® product lines to be introduced during the 2010-2011 cold season.

General and administration expense for the six months ended June 30, 2010 decreased $2.8 million to $3.2 million as compared to $6.0 million for the six months ended June 30, 2009.  The decrease in general and administration expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was principally due to (i) a decrease of $2.4 million in costs incurred as a consequence of the 2009 proxy contest and (ii) a reduction in personnel costs.

Research and development costs during the six months ended June 30, 2010 decreased $396,000 to $238,000 as compared to $634,000 for the six months ended June 30, 2009.  The decrease of $396,000 in research and development costs for the six months ended June 30, 2010 period as compared to the three months ended June 30, 2009 was due to a decline in the scope, timing and amount of research and development activity from period to period.  In Fiscal 2009 and as a result of a strategic review, we determined to curtail further investment in certain of our wholly owned subsidiary’s, Quigley Pharma, Inc. (“Pharma”), existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we continue to engage in research and development activities that we determine are appropriate and will increase our research and development activities future periods as a consequence of the Joint Venture.

Interest and other income for the six months ended June 30, 2010 was $26,000 as compared to $16,000 for the six months ended June 30, 2009.  The increase of $10,000 for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was the result of the allocation of funds into interest bearing accounts and/or accounts with improved rates of return.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2010, was $3.3 million, or ($0.24) per share, as compared to a net loss of $6.8 million, or ($0.53) per share, for the six months ended June 30, 2009.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2010 were $11.2 million as compared to $12.8 million at December 31, 2009.  Our working capital was $7.4 million and $11.5 million as of June 30, 2010 and December 31, 2009, respectively.  Changes in working capital  for the six months ended June 30, 2010 were  primarily due to (i) cash used by operations of $655,000, (ii) capital expenditures of $116,000 and (iii) the cash payment to acquire the product license, offset by, (iv) net proceeds of $133,000 realized from the exercise of stock options. Significant factors impacting working capital for the six months ended June 30, 2010 included (i) a decrease in accounts receivable balances and (ii) a decrease in other operating assets and liabilities, each reflective of seasonal factors.

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

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations.  Any challenge to our patent rights could have a material adverse effect on our future financial results; however, we are not aware of any condition that would make such an event probable.  Our business is subject to seasonal variations thereby impacting liquidity and working capital during the course of our fiscal year.

Management believes that cash generated from operations, along with the Company’s current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture and (v) venture investments or acquisitions and/or (vi) support current operations.  Since late Fiscal 2008, there has been substantial volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in substantial uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current uncertain economic environment.  These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to incur indebtedness to finance plans for growth.  Turmoil in the credit markets and the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  We elected to adopt ASU No. 2009-13 early and the adoption did not have a material effect on our consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial statements.

In April 2010, FASB issued ASU No. 2010-17, “Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition”. ASU No. 2010-17 codifies the consensus reached in Emerging Issues Task Force Issue No. 08-9, “Milestone Method of Revenue Recognition.”  ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. Consideration that is contingent on achievement of a milestone in its entirety may be recognized as revenue in the period in which the milestone is achieved only if the milestone is judged to meet certain criteria to be considered substantive. Milestones should be considered substantive in their entirety and may not be bifurcated. An arrangement may contain both substantive and non-substantive milestones, and each milestone should be evaluated individually to determine if it is substantive. ASU No. 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. We do not expect the adoption of this ASU to have a material impact on our consolidated results of operations or financial condition.

In July 2010, the FASB issued ASU 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 amends ASU 310 to require additional disclosures regarding the credit quality of financing receivables and the related allowance for credit losses. The amended guidance requires entities to disaggregate by segment or class certain existing disclosures and provide certain new disclosures about its financial receivables and related allowance for credit losses. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2010. We do not expect ASU 2010-20 to have a material effect on our consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our operations are not subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its investment practices. We place our marketable investments in instruments that meet high credit quality standards.  We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our results of one percentage point change in short-term interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

Remediated Material Weaknesses:

As of December 31, 2009, management determined that it had lacked certain subject matter expertise in at least two of the following significant areas: (i) accounting for and the disclosure of complex transactions and (ii) the selection, monitoring and evaluation of certain vendors that provided services to Pharma.  At that time, our financial staff lacked sufficient training or experience in accounting for complex transactions and the required disclosure therein.

As part of our remediation program implemented in Fiscal 2009, we (i) recruited a financial and operations professional, Mr. Cuddihy, to our executive management, (ii) completed the reorganization of the financial staff, including personnel changes and recruitment, (iii) implemented a continuous education and training program for our financial staff, (iv) retained outside financial consultants to augment our financial staff with certain subject matter expertise, (v) completed the reorganization of Pharma staff and retained outside consultants to augment such Pharma staff with certain subject matter expertise and conducted a thorough review of the entire research and development portfolio of potential products, and (vi) completed the formation of the Joint Venture which improves our OTC drug industry, formulation and research expertise with our international partner and professional resources.  As a consequence of these actions, management believes that it has sufficiently remediated this material weakness in the quarter ended March 31, 2010.

Changes in Internal Control Over Financial Reporting

We are currently undertaking a number of measures to remediate the material weaknesses discussed above.  Those measures, described under “Remediation Plan for Material Weaknesses,” implemented during the third and fourth quarter of Fiscal 2009, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  In addition, during June 2010 we successfully migrated to and implemented a new enterprise resource planning and financial reporting software system (“ERP System”) designed to further enhance our operational and internal controls, our system of financial reporting and improve our general operational efficiencies.  Although our basic internal control system has not and will not change as a direct consequence of our the implementation of the new ERP System, we believe that our ERP System provides significant improvement to our financial and operational visibility further consolidating and streamlining our operations while providing significantly more relevant, easy to assess data to manage our day-to-day operations.  Other than as described above, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.  Other Information

Item 1. Legal Proceedings.

THE QUIGLEY CORPORATION VS. JOHN C. GODFREY, ET AL.

This action was commenced by us in November 2004 in the Court of Common Pleas of Bucks County, Pennsylvania against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. for injunctive relief regarding the Cold-EEZE® trade name and trademark; injunctive relief relating to the Cold-EEZE® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment pending our payment of commissions to defendants.  Our complaint is based in part upon the Exclusive Representation and Distribution Agreement and the Consulting Agreement (together the “Agreements”) between us and the defendants.  We have terminated the Agreements due to the defendants' alleged material breaches of the Agreements.  Defendants have answered the complaint and asserted counterclaims against us seeking remedies relative to the Agreements.  We believe that the defendants' counterclaims are without merit and are vigorously defending those counterclaims and are prosecuting our action on the complaint.

Pre-trial discovery is complete.  Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in Fiscal 2010.

At this time no prediction as to the outcome of this action can be made.

THE QUIGLEY CORPORATION VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION INSURANCE SERVICES AGENCY, INC.

We instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005 in the Court of Common Pleas of Bucks County, Pennsylvania,  The purpose of this suit was to maintain an action and toll the statute of limitation against our insurance broker who failed to place excess limits coverage for us for the period from November 29, 2003 until April 6, 2004.  As a result of the defendant's failure to place insurance and to notify us thereof, certain pending actions covered by our underlying insurance which are currently being defended by insurance counsel and the underlying insurance carrier may cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005.  Any case in which an alleged action arose relating to the use of Cold-EEZE® Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

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

PRAECIPE FOR A WRIT OF SUMMONS

On August 11, 2010, we filed a praecipe for a writ of summons in the Court of Common Pleas for Bucks County, PA. This filing is the first step in initiating an action against certain former officers and directors of the Company, and against certain third parties (a “Complaint”). The Company is preparing to assert claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events which would be the subject of the Complaint occurred prior to the installation of the current Board of Directors in June 2009.

Other Litigation

In the normal course of its business, we are named as defendant in legal proceedings.  It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Item 1A.  Risk Factors.

The Company has identified material weaknesses in its internal control environment for the period from April 1, 2009 through June 30, 2010.

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

In relation to the condensed consolidated financial statements for the period from April 1, 2009 through June 30, 2010, we identified material weaknesses in our internal control environment as follows: (i) lack of management continuity due to changes in executive management of the Company and (ii) lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.

Following the identification of these material weaknesses in our internal control environment, management took measures and plans to continue to take measures to remediate these weaknesses and deficiencies. However, the implementation of these measures may not fully address these weaknesses. A failure to correct these weaknesses or other control deficiencies or a failure to discover and address any other control deficiencies could result in inaccuracies in our condensed consolidated financial statements and could impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis and could cause investors to lose confidence in our reported financial information, which could have a negative impact on our financial condition and stock price. Our management identified the above material weaknesses as part of its review of the Company’s internal control over financial reporting.

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

ProPhase Labs, Inc.

Date: August 13, 2010	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2010	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)