Form 10-Q
period 2010-09-30
ProPhase Labs, Inc.
filed 2010-11-12
CIK 868278

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2010

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

Large accelerated filer   ☐          Accelerated filer   ☐            Non-accelerated filer   ☐           Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2010
Common Stock, $0.0005 par value	14,665,517

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2010 (unaudited)
	and December 31, 2009	3

	Condensed Consolidated Statements of Operations for the Three Months and Nine
	Months Ended September 30, 2010 and 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine
	Months Ended September 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
	September 30, 2010 and 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

Signatures		34

Certifications		35

PART I. FINANCIAL INFORMATION

Item 1.             Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2010	December 31, 2009
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$8,705	$12,801
Accounts receivable, net of doubtful accounts of $20 and
$23 respectively (Note 2)	4,791	3,599
Inventory, net (Note 2)	2,368	1,405
Prepaid expenses and other current assets	325	803
Assets held for sale (Note 2)	138	138
Total current assets	16,327	18,746

Intangible asset, licensed technology (Note 3)	3,577	-

Property, plant and equipment, net of accumulated depreciation
of $3,420 and $3,155, respectively (Note 2)	2,453	2,572
Other assets	-	12
	$22,357	$21,330

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$761	$708
Accrued royalties and sales commissions (Note 4)	3,703	3,681
Accrued advertising and other allowances	2,755	2,124
Other current liabilities	642	758
Total current liabilities	7,861	7,271

Commitments and contigencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000;
issued: 19,311,570 and 17,679,436 shares, respectively (Note 5)	10	9
Additional paid-in-capital	40,532	37,726
Retained earnings (deficit)	(858)	1,512
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
Total stockholders' equity	14,496	14,059
	$22,357	$21,330

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net sales (Note 2)	$5,204	$4,977	$8,310	$10,712

Cost of sales (Note 2)	1,594	1,362	3,059	4,454

Gross profit	3,610	3,615	5,251	6,258

Operating costs and expenses:
Sales and marketing	904	607	2,418	3,424
Administration	1,303	1,470	4,532	7,502
Research and development	468	341	712	975
	2,675	2,418	7,662	11,901

Income (loss) from operations	935	1,197	(2,411)	(5,643)

Interest and other income	12	5	41	20

Income (loss) from operations before income taxes	947	1,202	(2,370)	(5,623)

Income tax (benefit) (Note 6)	-	-	-	-

Net income (loss)	$947	$1,202	$(2,370)	$(5,623)

Basic earnings (loss) per share
Income (loss) from operations	$0.06	$0.09	$(0.17)	$(0.43)
Net income (loss)	$0.06	$0.09	$(0.17)	$(0.43)

Diluted earnings (loss) per share
Income (loss) from operations	$0.06	$0.09	$(0.17)	$(0.43)
Net income (loss)	$0.06	$0.09	$(0.17)	$(0.43)

Weighted average common shares outstanding
Basic	14,659	12,996	14,152	12,940
Diluted	14,659	13,110	14,152	12,940

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of
Stockholders’ Equity
(in thousands, except share data)
(unaudited)

			Additional	Retained
	Common Stock	Par	Paid-In	Earnings	Treasury
	Shares	Value	Capital	(Deficit)	Stock	Total

Balance at December 31, 2009	13,033,383	$9	$37,726	$1,512	$(25,188)	$14,059

Net loss				(2,370)		(2,370)

Proceeds from exercise of stock options	130,000	-	133	-	-	133

Common stock issued to Phosphagenics
Limited pursuant to an Exclusive
License Agreement (Note 3)	1,440,000	1	2,576	-	-	2,577

Common stock granted pursuant to an employment agreement	26,299	-	48	-	-	48

Common stock granted pursuant to a compensation plan	35,835	-	49	-	-	49

Tax benefits from exercise of stock options	-	-	42	-	-	42

Tax benefit allowance	-	-	(42)	-	-	(42)

Balance at September 30, 2010	14,665,517	$10	$40,532	$(858)	$(25,188)	$14,496

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash Flows from operating activities:
Net loss	$(2,370)	$(5,623)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	265	424
Share-based compensation expense	97	-
Gain on disposal of assets	-	(38)
Sales discounts and provision for bad debts	(26)	(725)
Inventory valuation provision	(989)	(124)
Changes in operating assets and liabilities:
Accounts receivable	(1,166)	2,326
Inventory	26	(55)
Accounts payable	53	(348)
Accrued royalties and sales commissions	22	(73)
Accrued advertising and other allowances	631	(44)
Other operating assets and liabilities, net	374	770
Net cash used in operating activities	(3,083)	(3,510)

Cash flows provided by (used in) investing activities:
Capital expenditures	(146)	(103)
Acquisition of product license	(1,000)	-
Proceeds from the sale of fixed assets	-	475
Net cash flows provided by (used in) investing activities	(1,146)	372

Cash flows from financing activities:
Proceeds from exercise of stock options	133	126
Net cash provided by financing activities	133	126

Net decrease in cash and cash equivalents	(4,096)	(3,012)

Cash and cash equivalents at beginning of period	12,801	11,957

Cash and cash equivalents at end of period	$8,705	$8,945

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

Common stock issued to Phosphagenics Limited
pursuant to a product license agreement	$2,577	$-

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, personal care and cosmeceutical products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and nine months ended September 30, 2010 and 2009, our revenues from continuing operations have come principally from our cold remedy products.

On May 5, 2010, our shareholders approved, among other corporate matters, the Board of Directors’ proposal to change our name to ProPhase Labs, Inc. from The Quigley Corporation.

We use a December 31 year-end for financial reporting purposes.  References herein to the fiscal year ended December 31, 2010 shall be the term “Fiscal 2010” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Our balance sheet at December 31, 2009 has been reclassified to conform to our current period ended September 30, 2010 presentation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2009.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Use of Estimates
The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect our reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods.  Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising.  These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared.  Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis.  Actual results could differ from those estimates.

Our primary product, Cold-EEZE®, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We added new products to our OTC personal care product line in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune (subsequently discontinued in Fiscal 2009), Organix Organic Cough and Sore Throat Drops and Kids-EEZE® Chest Relief.  In Fiscal 2010, we added two additional products to the Kids-EEZE® product line, Allergy and a Cough and Cold formulation.  Each of these new products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, inventory valuation reserves are established.  The condensed consolidated financial statements include a specific reserve for excess or obsolete inventory of approximately $846,000 and $1.8 million as of September 30, 2010 and December 31, 2009, respectively.  Raw material, work in progress and packaging inventory aggregated approximately $924,000 and $610,000 at September 30, 2010 and December 31, 2009, respectively.  Finished goods inventory was $1.4 million and $795,000 at September 30, 2010 and December 31, 2009, respectively.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - twenty to thirty-nine years; machinery and equipment - five to seven years; computer software - three to four years; and furniture and fixtures – seven years.

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2010, our cash balance was $8.7 million and bank balance was $8.9 million.  Of the total bank balance, $505,000 was covered by federal depository insurance and $8.4 million was uninsured.

Trade accounts receivable potentially subjects us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers..  We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores.  These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  Customers comprising the five largest accounts receivable balances represented 74% and 71% of total trade receivable balances at September 30, 2010 and December 31, 2009, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Our revenues are principally generated from the sale of the cold remedy products which approximated 97% and 98% of total revenues for the nine months ended September 30, 2010 and 2009, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.  For the three months and nine months ended September 30, 2010 and 2009, all of our net sales were related to domestic markets.

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

In June 2009, we concluded the closing of our Elizabethtown manufacturing facility.   At September 30, 2010 and December 31, 2009, our reported assets include Assets Held For Sale aggregating $138,000 related to the land and buildings of the Elizabethtown manufacturing facility.  These assets have been recorded at their estimated fair value, less estimated costs to sell.

As codified under Accounting Standards Codification (“ASC”) ASC-820, “Fair Value Measurements and Disclosure”, fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, ASC-820 establishes a three-tier fair value hierarchy that prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Financial assets recorded at fair value on our consolidated balance sheets are categorized as either (i) Level 1: unadjusted quoted prices for identical assets in an active market, (ii) Level 2: quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full-term of the asset or (iii) Level 3: prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.

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

We do not impose a period of time within which product may be returned.  All requests for product returns must be submitted to us for pre-approval.  The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity falls within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us.  We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”.  We will only accept return requests for product in its intended package configuration.  We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange.  We do not have any significant product exchange history.

As of September 30, 2010 and December 31, 2009, we included a provision for sales allowances of $106,000 and $127,000, respectively, which are reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $20,000 and $23,000 as of September 30, 2010 and December 31, 2009, respectively.  Additionally, accrued advertising and other allowances as of September 30, 2010 include $1.2 million for estimated future sales returns, $717,000 for cooperative incentive promotion costs and $845,000 for certain other advertising and marketing promotions.  As of December 31, 2009 accrued advertising and other allowances include $1.5 million for estimated future sales returns and $586,000 for cooperative incentive promotion costs.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Stock options and warrants for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees.  Options and warrants are exercisable during a period determined by us, but in no event later than ten years from the date granted.  No stock options or warrants to purchase of our Common Stock have been granted for the three months or nine months ended September 30, 2010 and 2009, respectively.

Variable Interest Entity
ASC-810 establishes criterion and implementation guidance for the consolidation of variable interest entities (“VIE”).  Phusion Laboratories, LLC (the “Joint Venture”), of which we own a 50% membership interest effective March 22, 2010, qualifies as a VIE and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended September 30, 2010 and 2009 were $1.9 million and $1.1 million, respectively.  Advertising and incentive promotion costs incurred for the nine months ended September 30, 2010 and 2009 were $3.2 million and $3.6 million respectively. Included in prepaid expenses and other current assets was zero and $170,000 at September 30, 2010 and December 31, 2009, respectively, relating to prepaid advertising and promotion expense.

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2010 and 2009 were $468,000 and $341,000, respectively. Research and development cost for the nine month period ended September 30, 2010 and 2009 were $712,000 and $975,000, respectively. Research and development costs are principally related to certain study activities, costs associated with the development of potential new product development initiatives and costs associated with Cold-EEZE®.

Income Taxes
We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 6).

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC.

On March 22, 2010, the Company, Phosphagenics Ltd. (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”).  TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical and other products.

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

In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”).  Additionally, we contributed cash of $500,000 to the Joint Venture as part of our initial capital contribution.  At September 30, 2010, cash and equivalents includes $425,000 related to the Joint Venture which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Our initial determination is that the Joint Venture qualifies as a VIE.  As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  For the nine months ended September 30, 2010, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until Fiscal 2011.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.  At September 30, 2010, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 12 years which we will begin amortizing the cost of intangible asset once production commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of September 30, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license but we do not project that any OTC drug products will be available for shipment within the next twelve months.

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

Certain operating leases for office and warehouse space maintained by us resulted in rent expense for the three month periods ended September 30, 2010 and 2009 of zero and $10,000, respectively. For the nine month period ended September 30, 2010 and 2009, rent expense was $10,000 and $40,000, respectively.

We have estimated future obligations over the next five years, including the remainder of Fiscal 2010, as follows (in thousands):

Fiscal Year	Employment Contracts	Product Purchases	Total
2010	$269	$702	$971
2011	1,075	760	1,835
2012	582	-	582
2013	-	-	-
2014	-	-	-
Total	$1,926	$1,462	$3,388

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

The 2010 Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan.  The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan Stock Options Plan (the “1997 Plan”), an aggregate of 1.8 million shares.  The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan.  As of September 30, 2010, 881,500 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”).  As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares become available for issuance under the 2010 Equity Compensation Plan.  As a consequence of the additional Expired Options there are 1,781,500 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan as of September 30, 2010.

All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Equity Compensation Plan.  Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Equity Compensation Plan.  At September 30, 2010, we have not granted any stock options under the 2010 Equity Compensation Plan.

The 2010 Directors Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan.  A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash.   The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 200,000. As of September 30, 2010, we granted 35,835 shares of our Common Stock valued at $49,500 for director compensation.

Stock Option Exercise and Stock Grants
For the nine months ended September 30, 2010 and 2009, we derived net proceeds of $133,000 and $126,000, respectively as a consequence of the exercise of options to acquire 130,000 and 125,000 shares, respectively, of our Common Stock.  Additionally, for the nine months ended September 30, 2010, we issued in the form of a grant 26,299 shares of Common Stock pursuant to the terms of an employment agreement.

Note 6 – Income Taxes

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset our current income tax expense.  As of December 31, 2009, we had net operating loss carry-forwards of approximately $25.7 million for federal purposes that will expire through 2029.  Additionally, there are net operating loss carry-forwards of $20.3 million for state purposes that will expire through 2029.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities and alternative minimum tax credits of $26,000 are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at September 30, 2010 and December 31, 2009.  As of September 30, 2010 and December 31, 2009, we have no unrecognized tax benefits.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Income Taxes – continued

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

Effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31.  As a consequence, we filed a full period tax return for the fiscal year ended September 30, 2009 and a “short period return” for the three months ended December 31, 2009 with the IRS in compliance with the election.  In future fiscal periods, our tax and financial reporting periods will be the same, the annual period ending December 31.

Note 7 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2010 and 2009 were 453,250  and 1,487,750, respectively.

For the nine months ended September 30, 2010 and 2009, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the nine months ended September 30, 2010 and 2009, there were 4,814 and 140,714  Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.  For the three months ended September 30, 2010 and 2009, there were 155 and 255,765 Common Stock Equivalents, respectively, which were in the money, that were included in the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in millions, except per share amounts):

	Three Months Ended			Nine Months Ended			Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010			September 30, 2009			September 30, 2009
	Income	Shares	EPS	Loss	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS

Basic income (loss) per share	$0.9	14.7	$0.06	$(2.4)	14.1	$(0.17)	$1.2	12.9	$0.09	$(5.6)	12.9	$(0.43)

Dilutives:
Options/Warrants	-	-	-	-	-	-	-	0.2	-	-	-	-

Diluted income (loss) per share	$0.9	14.7	$0.06	$(2.4)	14.1	$(0.17)	$1.2	13.1	$0.09	$(5.6)	12.9	$(0.43)

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.             Managements Discussion and Analysis of Financial Condition and Results of Operations.

General

ProPhase Labs, Inc. (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, OTC personal care and cosmeceutical products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and nine months ended September 30, 2010 and 2009, our revenues from continuing operations have come principally from our cold remedy products.

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

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our $0.0005 par value common stock (“Common Stock”) having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million.  In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”).  Additionally, we contributed $500,000 to the Joint Venture as part of our initial capital contribution.  At September 30, 2010, cash and equivalents includes $425,000 related to the Joint Venture which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, we contributed $500,000 of initial capital and are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until Fiscal 2011.  As of September 30, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license and we do not project that any OTC drug products will be available for shipment within the next twelve months.

As part of our continuing efforts to focus on products and projects that are believed to be likely to generate sustainable profits, we have examined the commercial viability of our QR-333 compound for diabetic neuropathy treatment and our QR-448(a) veterinary drug compound. At present, there are no third parties who have expressed a current interest or willingness to co-develop, license or otherwise commercially exploit these compounds.  As a consequence, we are not likely to expend any significant additional sums on developing any formulations in the Quigley Pharma subsidiary or make any further investments in Quigley Pharma.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our primary product, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We added new products to our OTC personal care product line in Fiscal 2007 and Fiscal 2008 such as ISC-10 Immune (discontinued in Fiscal 2009), Organix Organic Cough and Sore Throat Drops and Kids-EEZE®.  In Fiscal 2010, we added two additional products to the Kids-EEZE® product line, Allergy and a Cough and Cold formulation.  Each of these new products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly.  Additionally, we monitor developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. As of September 30, 2010 and December 31, 2009, we included a provision for Sales Allowances of $106,000 and $127,000 respectively for other allowances which is reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of September 30, 2010 include $1.2 million for estimated future sales returns and $717,000 for cooperative incentive promotion costs and $845,000 for certain other advertising and marketing promotions.  As of December 31, 2009, accrued advertising and other allowances included $1.5 million for estimated future sales returns and $586,000 for cooperative incentive promotion costs. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $20,000 and $23,000 as of September 30, 2010 and December 31, 2009, respectively.

A one percent deviation for these Sales Allowance provisions for the three months ended September 30, 2010 and 2009 would affect net sales by approximately $67,000 and $127,000, respectively.  A one percent deviation for these Sales Allowance provisions for the nine months ended September 30, 2010 and 2009 would affect net sales by approximately $107,000 and $277,000, respectively.

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

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended September 30, 2010
as Compared to the Three Months Ended September 30, 2009

For the three months ended September 30, 2010, net sales were $5.2 million as compared to $5.0 million for the three months ended September 30, 2009.  For the three months ended September 30, 2010, net sales of OTC cold remedy products were $5.0 million as compared to net sales of $4.9 million for three months ended September 30, 2009.  For the three months ended September 30, 2010 and 2009, our contract manufacturing operations generated net sales to third party customers of $173,000 and $116,000, respectively.

Net sales of cold remedy products increase of $170,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 is due principally to the net effect of (i) the introduction during the three months ended September 30, 2010 of three new cold remedy products, (a) two new Kids-EEZE production line extensions, Allergy and Cough Cold and (b) a new flavor of Cold-EEZE®, Mint Frost, offset by (ii) an increase in promotional incentives to consumers to purchase our products.   Data suggests that the highest incidence of upper respiratory disorders for the 2009-2010 cold season occurred in the fourth quarter of Fiscal 2009 and were at significantly lower levels during the nine months of Fiscal 2010 when compared to the 2008-2009 and prior cold seasons.  Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

The contract manufacturing operations net sales increase of $57,000 for the three months ended September 30, 2010 as compared to September 30, 2009 is due principally to fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cost of sales for the three months ended September 30, 2010 were $1.6 million as compared to $1.4 million for the three months ended September 30, 2009.  Although our sales increased 4.6% during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, we realized a gross margin of 69.4% and 72.6%, respectively.  Our decline of 3.2% in gross margin is principally due to increased product promotion with retailers to support the launch of our new products.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2010 increased $297,000 to $904,000 as compared to $607,000 for the three months ended September 30, 2009.  The increase in sales and marketing expense for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was principally due to an increase in the scope, timing and cost of our marketing campaigns for the 2010 – 2011 cold season.

General and administration expense for the three months ended September 30, 2010 decreased $167,000 to $1.3 million as compared to $1.5 million for the three months ended September 30, 2009.  The decrease in general and administration expense for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was principally due to a decrease in professional service costs.

Research and development costs during the three months ended September 30, 2010 increased $127,000 to $468,000 as compared to $341,000 for the three months ended September 30, 2009.  The increase of $127,000 in research and development costs for the three months ended September 30, 2010 period as compared to the three months ended September 30, 2009 was due to development costs of the new two Kids-EEZE® products and improved flavors in the Cold-EEZE® product line. Additionally in Fiscal 2009 and as a result of a strategic review, we determined to curtail and now have discontinued further investment in certain of our wholly owned subsidiary’s, Quigley Pharma, Inc. (“Pharma”), existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development.  However, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended September 30, 2010 was $12,000 as compared to $5,000 for the three months ended September 30, 2009.  The increase of $7,000 for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 was principally the result of the allocation of funds into interest bearing accounts.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2010, was $947,000, or $0.06 per share, as compared to a net income of $1.2 million, or $0.09 per share, for the three months ended September 30, 2009.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Results of Operations
Results from Operations for the Nine Months Ended September 30, 2010 as Compared to the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, net sales were $8.3 million as compared to $10.7 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, net sales of cold remedy products were $7.9 million as compared to net sales of $9.4 million for nine months ended September 30, 2009.  For the nine months ended September 30, 2010 and 2009, the contract manufacturing operations generated net sales to third party customers of $386,000 and $1.3 million, respectively.

Net sales of cold remedy products decline of $1.5 million for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was due principally to an acceleration of our retail customer purchases and stocking for the 2009-2010 cold season into the fourth quarter of Fiscal 2009 which skewed net sales for that cold season.  Data suggests that the highest incidence of upper respiratory disorders for the 2009-2010 cold season occurred in the fourth quarter of Fiscal 2009 and were at significantly lower levels during the first and second quarters of Fiscal 2010 when compared to the 2008-2009 and prior cold seasons.  As a consequence, there was a reduced consumer demand at retail and therefore a corresponding reduction in retailer purchases and stocking during the first and second quarters of Fiscal 2010 as compared to the comparable period in Fiscal 2009.  Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

The contract manufacturing operations net sales decline of $923,000 for the nine months ended September 30, 2010 as compared to September 30, 2009 is due principally to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility in June 2009 and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Cost of sales for the nine months ended September 30, 2010 were $3.1 million as compared to $4.5 million for the nine months ended September 30, 2009.  Although our sale volume declined during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, we realized an increase in gross margin of 4.8 % to 63.2% for the nine months ended September 30, 2010 as compared to 58.4% for the nine months ended September 30, 2009.   Our improved gross margin reflects the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the cold remedy segment (iii) improved overhead cost management at our Lebanon production and distribution facility, (iv) a reduction in sales returns experienced from period to period, offset by (v) an adverse impact of a reduction to net sales to absorb fixed production overhead expenses at our manufacturing facility and (vi) increased product promotion with retailers to support the launch of our new products.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Sales and marketing expense for the nine months ended September 30, 2010 decreased $1.0 million to $2.4 million as compared to $3.4 million for the nine months ended September 30, 2009.  The decrease in sales and marketing expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was principally due to (i) the implementation of  more cost effective and targeted marketing programs, (ii) improved timing of marketing campaigns to better match the timing and product demand of the 2010-2011 cold season, (iii) improved in-store marketing and communications programs, (iv) the discontinuation of certain ineffective marketing programs and (v) an increase in marketing research and development costs associated with the development of new product packaging for our Cold-EEZE® and Kids-EEZE® product lines to be introduced during the 2010-2011 cold season.

General and administration expense for the nine months ended September 30, 2010 decreased $3.0 million to $4.5 million as compared to $7.5 million for the nine months ended September 30, 2009.  The decrease in general and administration expense for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was principally due to (i) a decrease of $2.3 million in costs incurred as a consequence of the Board of Directors 2009 proxy contest and (ii) a reduction in personnel costs.

Research and development costs during the nine months ended September 30, 2010 decreased $263,000 to $712,000 as compared to $975,000 for the nine months ended September 30, 2009.  The decrease of $263,000 in research and development costs for the nine months ended September 30, 2010 period as compared to the nine months ended September 30, 2009 was due to a decline in the scope, timing and amount of research and development activity from period to period.  In Fiscal 2009 and as a result of a strategic review, we determined to curtail and now have discontinued further investment in certain of our wholly owned subsidiary’s, Pharma, existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the nine months ended September 30, 2010 was $41,000 as compared to $20,000 for the nine months ended September 30, 2009.  The increase of $21,000 for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was principally the result of the allocation of funds into interest bearing accounts.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2010, was $2.4 million, or ($.17) per share, as compared to a net loss of $5.6 million, or ($0.43) per share, for the nine months ended September 30, 2009.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2010 were $8.7 million as compared to $12.8 million at December 31, 2009.  Our working capital was $8.5 million and $11.5 million as of September 30, 2010 and December 31, 2009, respectively.  Changes in working capital for the nine months ended September 30, 2010 were primarily due to (i) cash used by operations of $3.1 million, (ii) capital expenditures of $146,000 and (iii) the cash payment of $1.0 million to acquire the product license in connection with the Joint Venture, offset by (iv) net proceeds of $133,000 realized from the exercise of stock options. Significant factors impacting working capital for the nine months ended September 30, 2010 included (i) an increase in accounts receivable balances of $1.1 million and (ii) an increase in other operating assets and liabilities of $1.1 million, each reflective of seasonal factors.

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

Management believes that cash generated from operations, along with the Company’s current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture, (v) venture investments or acquisitions and/or (vi) support current operations.  Since late Fiscal 2008, there has been volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current uncertain economic environment.  These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to incur indebtedness to finance plans for growth.  Volatility in the credit markets and the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate key employees;
•	The ability of the Joint Venture to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using TPM; and
•	Other risks identified in this Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in its investment practices. We place our marketable investments in instruments that meet high credit quality standards.  We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our results of one percentage point change in short-term interest rates would not have a material impact on our future earnings, fair value, or cash flows related to investments in cash equivalents or interest-earning marketable securities.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on the existence of the material weaknesses discussed below under the heading “Material Weaknesses” our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Material Weakness – Control Environment
Lack of management continuity due to changes in executive management of the Company.  As a consequence of the results from the 2009 meeting of our shareholders whereby a new slate of directors were confirmed by a major vote of our shareholders, our former Chief Executive Officer and our former Chief Operating Officer resigned without the benefit of a transition period between the effective date of their respective resignations and the recruitment of new management.  We have filled both these positions with personnel who were new to the Company.  Additionally, in October 2009, the employment of our Chief Financial Officer ended and the role was consolidated with that of the new Chief Operating Officer.  As a consequence of a lack of continuity of management with limited or no transition or consultation period with prior management, current management has concluded that this control deficiency constitutes a material weakness.

Lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.  When new management was installed by the Board of Directors, it was discovered during the second quarter of Fiscal 2009 that the Company was either missing or lacked pertinent information regarding its operations, including, but not limited to, certain business commitments to product supply agreements, advertising programs, product placement initiatives and other promotional initiatives, and asset sales.  As a consequence of this lack of documentation or availability of documentation or records, management has concluded that this control deficiency constitutes a material weakness.

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

As of December 31, 2009, management determined that it had lacked certain subject matter expertise in at least two of the following significant areas: (i) accounting for and the disclosure of complex transactions and (ii) the selection, monitoring and evaluation of certain vendors that provided services to Pharma.  At that time, our financial staff lacked sufficient training or experience in accounting for complex transactions and the required disclosure thereof.

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

Changes in Internal Control Over Financial Reporting
We are currently undertaking a number of measures to remediate the material weaknesses discussed above.  Those measures, described under “Remediation Plan for Material Weaknesses,” implemented during the third and fourth quarter of Fiscal 2009, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  In addition, during June 2010 we successfully migrated to and implemented a new enterprise resource planning and financial reporting software system (the “ERP System”) designed to further enhance our operational and internal controls, our system of financial reporting and improve our general operational efficiencies.  Although our basic internal control system has not and will not change as a direct consequence of our the implementation of the new ERP System, we believe that our ERP System provides significant improvement to our financial and operational visibility further consolidating and streamlining our operations while providing significantly more relevant, easy to assess data to manage our day-to-day operations.  Other than as described above, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II.  Other Information

Item 1.    Legal Proceedings.

PROPHASE LABS, INC. VS. GUY QUIGLEY, GARY QUIGLEY, SCANDA SYSTEMS LIMITED, SCANDA SYSTEMS LTD, CHILESHA HOLDINGS LTD, KEVIN BROGAN, INNERLIGHT HOLDINGS, INC., GEORGE LONGO, GRAHAM BRANDON, PACIFIC RIM PHARMACEUTICALS LTD AND JOHN DOE DEFENDANTS
On August 23, 2010, we initiated an action in the Court of Common Pleas for Bucks County, Pennsylvania. This action is against certain former officers and directors of the Company, and against certain third parties (a “Complaint”). The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of the Complaint occurred prior to June 2009 and the installation of the current Board of Directors.

Item 1A.  Risk Factors.

The Company has identified material weaknesses in its internal control environment for the period from April 1, 2009 through September 30, 2010.

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

In relation to the condensed consolidated financial statements for the period from April 1, 2009 through September 30, 2010, we identified material weaknesses in our internal control environment as follows: (i) lack of management continuity due to changes in executive management of the Company and (ii) lack of documentation and/or the availability of documentation or records in the Company’s files with respect to business transactions, contracts and/or evaluations engaged in the Company.

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

Date: November 12, 2010

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Interim Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 12, 2010