Form 10-K
period 2010-12-31
ProPhase Labs, Inc.
filed 2011-03-15
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 01-21617

ProPhase Labs, Inc
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
Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐ Accelerated filer   ☐ Non-accelerated filer    ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐     No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $8,562,411 as of June 30, 2010, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 15, 2011:

Common stock, $0.0005 par value per share:	14,749,877
Common share purchase rights:	-

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference to the registrant’s proxy statement for the 2011 annual meeting of stockholders.

TABLE OF CONTENTS

				Page
Part I

	Item	1.	Business	3

		1A.	Risk Factors	8

		1B.	Unresolved Staff Comments	14

		2.	Properties	15

		3.	Legal Proceedings	15

Part II

		5.	Market for Registrant’s Common Equity, Related Stockholder
			Matters and Issuer Purchases of Equity Securities	17

		6.	Selected Financial Data	19

		7.	Management’s Discussion and Analysis of Financial Condition
			and Results of Operations	20

		7A.	Quantitative and Qualitative Disclosures About Market Risk	27

		8.	Financial Statements and Supplementary Data	28

		9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure	52

		9A	Controls and Procedures	52

		9B.	Other Information	54

Part III

		10.	Directors, Executive Officers and Corporate Governance	54

		11.	Executive Compensation	54

		12.	Security Ownership of Certain Beneficial Owners and
			Management and Related Stockholder Matters	54

		13.	Certain Relationships and Related Transactions and Director Independence	54

		14.	Principal Accountant Fees and Services	54

Part IV

		15.	Exhibits and Financial Statement Schedules	55

Signatures				57

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

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;

•	Our ability to fund our operations including the cost and availability of capital and credit;

•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

•	Our dependence on sales from our main product, Cold-EEZE®, and our ability to successfully develop and commercialize new products;

•
The uncertain length and severity of the current general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;

•	Our ability to protect our proprietary rights;

•
Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;

•	Potential disruptions in our ability to manufacture our products or our access to raw materials;

•	Seasonal fluctuations in demand for our products;

•	Our ability to attract, retain and motivate key employees;

•
The ability of Phusion Laboratories, LLC, a 50% owned joint venture (see below for further details), to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and

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

Where You Can Find Other Information

ProPhase Labs, Inc (“we”, “us” or the “Company”) files periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”).  We make available on our website (www.ProPhaseLabs.com) free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in those reports as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC.  Information appearing on our website is not part of this Annual Report on Form 10-K.  You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549-1004.  You may request copies of these documents, upon payment of a duplication fee, by writing the SEC at its principal office at 100 F Street, NE Room 1580, Washington, D.C. 20549-1004.  In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC, including the Company.

Item 1.	Business

General Development of Business

We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, personal care and cosmeceutical products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For 2010, 2009 and 2008, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, in Fiscal 2010 we contributed $500,000 of initial capital.  In addition, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been formally established), toward the initial development and marketing costs of new products for the Joint Venture.  In Fiscal 2010, the newly formed Joint Venture incurred a loss of $77,000.  The Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until Fiscal 2011.  At December 31, 2010, cash and equivalents includes $425,000 related to the Joint Venture which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.  As of December 31, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license and we do not project that any OTC drug products will be available for shipment within the next twelve months.

Description of Business Operations

Cold-EEZE® is one of our key OTC cold remedy products whose benefits are derived from its proprietary zinc formulation.  The product’s effectiveness has been substantiated in two double-blind clinical studies proving that Cold-EEZE® reduces the duration and severity of the common cold symptoms by nearly half.  The Cold-EEZE® product line is based upon a proprietary zinc gluconate glycine formula.  We acquired worldwide manufacturing and distribution rights to this formulation in 1992 and commenced national marketing in 1996.  The demand for our OTC cold remedy products is seasonal, where the third and fourth quarters of each year generally having the largest sales volume.

Since June 1996, our continuing business operations have concentrated on the manufacturing, marketing and development of our proprietary Cold-EEZE® cold-remedy lozenge products and on development of various product extensions.  Our product line of OTC cold remedy products are reviewed regularly to identify new consumer opportunities and/or trends in flavor, convenience, packaging and delivery systems or forms to help improve market share for our products.  Additionally, we are active in exploring new product technologies, applications, product line extensions and other new product opportunities consistent with our brand image and standard of proven consumer benefit and efficacy.

Manufacturing Facility
Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), produces our Cold-EEZE® and other lozenge products along with performing such operational tasks as warehousing and shipping our Cold-EEZE® and other OTC cold remedy products.  PMI is located in Lebanon, Pennsylvania.  Additionally, PMI maintains a United States Food and Drug Administration (“FDA”) registered facility that engages in contract manufacturing and distribution activities of lozenge-based products for unaffiliated third parties.  PMI also produces and sells therapeutic lozenges to wholesale and distribution outlets.

Discontinued Operations
On February 29, 2008, we sold our wholly owned subsidiary, Darius International, Inc. (“Darius”), our former health and wellness segment, to InnerLight Holdings, Inc. (“InnerLight”).  On February 29, 2008, Mr. Kevin P. Brogan, the then president of Darius was a significant shareholder of InnerLight.  In addition, Mr. Gary Quigley, then an employee of the Company (as well as a shareholder) and the brother of Mr. Guy Quigley, the Company’s then Chairman, President and Chief Executive Officer (as well as a shareholder), became a significant shareholder of Innerlight either before or shortly after the sale of Darius.  Mr. Gary Quigley was also a principal of Scandasystems, Ltd. (“Scandasystems”), which entered into an agreement to receive royalties from Innerlight.  The results and balances associated with Darius are presented as discontinued operations in our consolidated statements of operations (see Note 14 to Consolidated Financial Statements).

For Fiscal 2010 and 2009, our net sales for each period were related to markets in the United States.

Products

OTC Cold-Remedy Products
In May 1992, we entered into an exclusive agreement for worldwide representation, manufacturing and marketing of Cold-EEZE® products in the United States.  Cold-EEZE®, a zinc gluconate glycine formulation (ZIGG™), is an OTC consumer product used to reduce the duration and severity of the common cold and is available in lozenge and sugar-free tablet form.  We have substantiated the effectiveness of Cold-EEZE® through a variety of studies.  A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

On July 15, 1996, results of a new randomized double-blind placebo-controlled study on the common cold, which commenced at the Cleveland Clinic Foundation on October 3, 1994, were published.  The study “Zinc Gluconate Lozenges for Treating the Common Cold” was completed and published in The Annals of Internal Medicine – Volume 125 Number 2.  Using a 13.3mg lozenge (almost half the strength of the lozenge used in the Dartmouth study), the result still showed a 42% reduction in the duration of common cold symptoms.

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

In addition to Cold-EEZE®, we market and distribute Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy children OTC cold remedies (“Kids-EEZE® Products”).  The Kids-EEZE® Products are for children suffering upper respiratory infections, allergy and/or chest congestion.  Kids-EEZE® Products are based upon specific OTC monographs and provide single source, symptom relief through a uniquely formulated soft chew that is good-tasting, provides an accurate dose and is convenient-to-use.  We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010.  We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop and other OTC cold remedy products for third parties.

Our business is subject to federal and state health and safety laws and regulations. Our OTC cold remedies are subject to regulations by various federal, state and local agencies, including the United States Food and Drug Administration (“FDA”).  Additionally, Cold-EEZE®, a homeopathic remedy is subject to the Homeopathic Pharmacopoeia of the United States. See “Regulatory Matters” below for more information.

Patents, Trademarks, Royalty and Commission Agreements

We do not currently own patents for our OTC cold-remedy products.  We maintain various trademarks for each of our products including Cold-EEZE®, Kids-EEZE® and Organix®.

We currently own various domestic and international patents covering certain product development initiatives principally developed under the now suspended Pharma operations.  To date, we have not realized any meaningful levels of revenues from such patents and we have suspended further commercialization efforts for various products under such patents.

The Cold-EEZE® products are marketed by us in accordance with the terms of a licensing agreement (between us and the developer).  The contract is assignable by us with the developer’s consent.  In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, during the term of this agreement, which expired in Fiscal 2007.  However, we and the developer are in litigation and as such no potential offset for these fees from such litigation has been recorded (see Item 3. Legal Proceedings).

Product Distribution and Customers

Our products are distributed through numerous national chain, regional, specialty and local retail stores throughout the United States.  The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.  Revenues for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $14.5 million, $19.8 million and $20.5 million, respectively.  Walgreen Company (“Walgreens”), Wal-Mart Stores, Inc. (“Wal-Mart”) and Rite-Aid Corp. accounted for approximately 23%, 14% and 10%, respectively, of our revenues for Fiscal 2010.  CVS Caremark Corporation (“CVS”), Walgreens and Wal-Mart accounted for approximately 15%, 15% and 13%, respectively, of our revenues for Fiscal 2009 and Walgreens and Wal-Mart accounted for approximately 14% and 14%, respectively, of our revenues for Fiscal 2008.

In addition, we have several national Broker, Distributor and Representative Agreements which provide for commission compensation based on sales performance.

Research and Development

We have historically invested significantly in research and development activities.  Our research and development costs for Fiscal 2010, 2009 and 2008 were $794,000, $1.3 million and $4.2 million, respectively.

During Fiscal 2010, our research and development initiatives have been principally focused on product line development and/or line extensions for OTC cold remedy products under the Cold-EEZE® and Kids-EEZE® brands.  In addition, our newly formed Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization utilizing the licensed PSI Technology.  Through the Joint Venture, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.

During Fiscal 2009 and Fiscal 2008, our current research and development activity was principally focused on potential natural base health products including compounds QR-333 (potential topical symptomatic relief of diabetic peripheral neuropathy), QR-440 (potential relief of inflammation and joint pain), and QR-448 (potential anti-infective against infectious bronchitis in poultry) via our Quigley Pharma subsidiary.  In Fiscal 2009 as part of our continuing efforts to focus on products and projects that are believed to be likely to generate sustainable profits, we examined the commercial viability of our QR-333 compound for diabetic neuropathy treatment and our QR-448(a) veterinary drug compound. There are no third parties who have expressed a current interest or willingness to co-develop, license or otherwise commercially exploit these compounds.  As a consequence, (i) we are not expending any significant additional sums on developing any formulations in the Quigley Pharma subsidiary, (ii) we have suspended Quigley Pharma’s operations and (iii) we are not making any further investments in Quigley Pharma.

Currently, we fund our research and development costs with cash generated from operations.  In addition to funding from operations, we may seek to raise capital through the issuance of securities or to other financing sources to support our research and development activities including new product technologies, applications, licensing, commercialization and other development opportunities, as well as acquisitions of new formulations, ingredients, applications and other products, including those products, if any, that may be developed through the Joint Venture.  Any such funding through the issuance of our equity securities would result in the dilution of current stockholder ownership.  Should research or commercialization activity progress on certain formulations, resulting expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture or partnership arrangements that meet our long term goals and objectives.  Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it could result in the deferral or loss of future growth and development opportunities.

Regulatory Matters

We are subject to federal and state laws and regulations adopted for the health and safety of users of pharmaceutical and health care products.  Our OTC cold remedy products are subject to regulation by various federal, state, and local agencies, including the FDA. In addition, our Cold-EEZE® product is subject to the standards established by the Homeopathic Pharmacopoeia of the United States.  These regulatory authorities have broad powers, and we may be subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of manufacturing or distributing its products.  Our Cold-EEZE® product is considered a homeopathic drug and is exempt from pre-approval requirements and other, but not all, FDA requirements.  Many homeopathic drug products, including Cold-EEZE®, are manufactured and distributed under FDA enforcement policies that provide criteria needed to market a homeopathic OTC drug product without FDA approval.  We believe we meet those requirements, which include registration of our manufacturing facility, listing of the product in FDA’s product database, and packaging, labeling, and manufacturing homeopathic drugs in compliance with current good manufacturing practice (“cGMP”) regulations.  Due to the unique nature of homeopathic drug products, some cGMP requirements are not applicable, including expiration dating, and testing and release for distribution.  In addition, the FDA is currently not enforcing the requirement for a laboratory determination of identity and strength of each active ingredient prior to release for distribution, although this exemption is pending FDA review and we cannot assure that the exemption will be permanently implemented.  We also cannot assure that the FDA will agree with our determination of compliance.  If the FDA disagrees, the FDA could, upon inspection, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both.  If we fail to take timely corrective actions to the satisfaction of FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both.  In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct.  Management believes that we are in compliance with all such laws, regulations, and standards currently in effect including the Food, Drug, and Cosmetics Act as amended from time to time, and the standards established under the Homeopathic Pharmacopoeia of the United States.

Pre-clinical development, clinical trials, product manufacturing, labeling, marketing, distribution and licensing and/or acquisition of potential new products are also generally subject to federal and state regulation in the United States and other countries. Obtaining FDA and any other required regulatory approval for certain OTC products, or seeking the issuance of a final monograph from the FDA for certain OTC products, can require substantial resources and take several years.  The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indications to be treated.  If we cannot obtain regulatory approval of, or final OTC monograph for, a new product(s) in a timely manner or if patents are not granted or are subsequently challenged, it could have a material adverse effect on our business and financial condition.

Competition

We compete with other suppliers of OTC cold-remedy products.  These suppliers range widely in size.  Some of our competitors have significantly greater financial, technical or marketing resources than we do.  Management believes that our Cold-EEZE® product, which has been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms, offers a significant advantage over many of our competitors in the OTC cold remedy market.  We believe that our ability to compete depends on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2010, we employed 44 full-time and 1 part-time employees, the majority of which were employed at our manufacturing facility in a production function.  The remaining employees were involved in an executive, marketing or administrative capacity.  None of our employees are covered by a collective bargaining agreement or are members of a union.

Suppliers; Raw Materials

We derive our sales principally from our Cold-EEZE® zinc gluconate glycine lozenge product which is available in various flavors for purchase by consumers at retail stores.  We also produce zinc private label lozenge products for sale to certain retail customers.  Our zinc lozenge products are manufactured principally by PMI.  The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required.  While the absence of a current raw materials or packaging source may cause short term interruption, identified alternative sources would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale.  Certain products within our line of products such as Cold-EEZE® Sugarfree tablets and Kids-EEZE® are manufactured for us by third party contract manufacturers and while currently purchased from single sources do not constitute a material revenue risk to us if product availability was jeopardized.

Item1A.	Risk Factors

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

We have aligned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals products.  In addition, we may seek to acquire from third parties or enter into other arrangements with respect to new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise.

There can be no assurance that we will be able to effectuate this business plan successfully or that revenue growth will occur once the plan is effected.  In addition, we may not be successful in acquiring or otherwise entering into any new lines of business and, if we are successful in doing so, there can be no assurance that such new business will achieve profitability.

We will need to obtain additional capital to support long term product development and commercialization programs
Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete new and existing product innovation and commercialization, including the Joint Venture product development initiatives, and, if required, clinical programs to obtain regulatory approvals in the United States and elsewhere.  We can give no assurance that we will be able to achieve such product innovation and commercialization, to obtain any required approvals or to achieve significant levels of sales.

Should research or commercialization activity progress on certain formulations, resulting expenditures may require substantial financial support.  The current sales levels of OTC cold remedy products may not generate all the funds we anticipate will be needed to support future product acquisition or development.  Accordingly, in addition to funding from operations, we may in the short and long term seek to raise capital through the issuance of securities or to secure other financing sources to support our research, new product technologies, applications, licensing, commercialization and other development opportunities.  If we obtain such funding through the issuance of equity securities, it would result in the dilution of current stockholders’ ownership in the Company.  Any debt financing, if available, may include financial and other covenants that could restrict use of proceeds of such financing or impose other business and financial restrictions on us.  In addition, we may consider alternative approaches such as, licensing, joint venture, or partnership arrangements that meet our long term goals and objectives.

The amount of capital that may be needed to complete product development initiatives will depend on many factors which may include but are not limited to (i) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, (ii) whether we elect to establish partnering arrangements for development, sales, manufacturing and marketing of such products, (iii) the level of future sales of OTC cold remedy products, and expense levels for marketing efforts, (iv) whether we can establish and maintain strategic arrangements for development, sales, manufacturing and marketing of our products, and (v) whether any or all of the options for our Common Stock issued to employees of the Company are exercised and the timing and amount of these exercises.

We may not be able to commercialize new products through our Joint Venture
The Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization.  Prior to any new product being available for sale, substantial resources will have to be committed to commercialize a product which may include research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval.

We face significant technological risks inherent in developing these products.  The Joint Venture may be subject to delays and/or ultimately unable to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary TPMTM that exploit certain compounds that embody the TPMTM for use in a product combining one or more of such compounds with an OTC drug.  The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our OTC drug, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions.  As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable.  Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows
During Fiscal 2008 through 2010, there has been substantial volatility in financial markets due at least in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic recession and prevailing high unemployment rates in the United States.  These conditions could have an adverse effect on our industry and business, including our access to funding sources, demand for our products and our customers’ ability to continue to purchase our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

To the extent that we do not generate sufficient cash from operations, we may need to issue equity or to incur indebtedness to finance our growth. Recent turmoil and volatility in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, or at all.

The sales of our primary product fluctuates by season and from Cold Season to Cold Season
Our sales are derived principally from our OTC cold remedy products.  As a consequence, a significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for our OTC cold remedy products.  In addition, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March (“Cold Season”) when the incidence of the common cold rises as a consequence of the change in weather and other factors.

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

We have a concentration of sales to and accounts receivable from several large retail customers
Although we have a broad range of retail customers that includes many large wholesalers, mass merchandisers and multiple outlet pharmacy and food chains, our five largest customers account for a significant percentage of our sales – 61% and 56% of total sales for Fiscal 2010 and 2009, respectively.  In addition, retail customers comprising the five largest accounts receivable balances represented 51% and 66% of total accounts receivable balances at December 31, 2010 and 2009, respectively.  We extend credit to retail customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required.  If one or more of these large retail customers cannot pay, the write-off of their accounts receivable could have a material adverse effect on our operations and financial condition.  The loss of sales to any one or more of these large retail customers would also have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success depends on the continued sales of our principal product
For Fiscal 2010 and 2009, our cold remedy products, principally Cold-EEZE®, represented approximately 96% and 92%, respectively, of our total sales.  Accordingly, we depend on the continued acceptance of Cold-EEZE® products by our customers.  However, there can be no assurance that Cold-EEZE® products will continue to receive or maintain market acceptance.  The inability to successfully commercialize Cold-EEZE® in the future, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations.

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

We have a history of losses and limited working capital
We have experienced net losses and declining sales for each of the past four fiscal years.  As a consequence, we have aligned our operations in Fiscal 2010 to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals products.

There can be no assurance that this strategic focus will provide any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability.  Furthermore as part of our strategic initiatives, we have implemented certain cost reduction programs and expanded our marketing investments during Fiscal 2010 that, in of themselves, may not be sufficient to return the Company to profitability.  As of December 31, 2010, we had working capital of approximately $7.5 million.

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

We are involved in litigation including claims relating to certain of our Cold-EEZE® products and other business matters
We are, from time-to-time, subject to various legal proceedings and claims, either asserted or unasserted.  Any such claims, whether with or without merit, can be time-consuming and expensive to defend and can divert management's attention and resources.  While management believes that we have adequate insurance coverage and, if applicable, accrued loss contingencies for all known matters, there is no assurance that the outcome of all current or future litigation will not have a material adverse effect on us.

Certain Officers, Directors, PSI Parent and former executives and their families own a substantial amount of our Common Stock
As of March 1, 2011, our executive officers and directors, and PSI Parent beneficially owned approximately 9.1% and 9.8%, respectively, of our Common Stock and our former executives, Mr. Guy J. Quigley and Mr. Charles Phillips, and their immediate families beneficially owned, approximately 27.1% of our Common Stock.  These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors.  Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company.  Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of other shareholders. Accordingly, your ability to influence us through voting your shares may be limited or the market price of our Common Stock may be adversely affected.

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

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of the Common Stock and our ability to raise funds in new stock offerings
Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock.  As of March 1, 2011, we had 14,749,877 shares of Common Stock outstanding.

As of March 1, 2011 we also have outstanding options, which are fully vested, to purchase an aggregate of 363,250 shares of our Common Stock at an average exercise price of $7.98 per share.  If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline.  Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale.  As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline.  All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

We do not intend to pay cash dividends in the foreseeable future
We have not paid cash dividends on our Common Stock since our inception.  Our intention is to retain earnings, if any, for use in the business and we do not anticipate paying any cash dividends to stockholders in the foreseeable future.

Our Articles of Incorporation and By-laws contain certain provisions that may be barriers to a takeover
Our Articles of Incorporation and By-laws contain certain provisions which may deter, discourage, or make it difficult for another person or entity to gain control of the Company through a tender offer, merger, proxy contest or similar transaction or series of transactions.  These provisions may deter a future tender offer or other takeover attempt.  Some stockholders may believe such an offer to be in their best interest because it may include a premium over the market price of our Common Stock at the time.  In addition, these provisions may assist current management in retaining its position and place it in a better position to resist changes which some stockholders may want to make if dissatisfied with the conduct of our business.

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

We have identified material weaknesses in our internal control environment for the period from April 1, 2009 through December 31, 2009 and Fiscal 2010
A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.  In relation to our Financial Statements for Fiscal 2009, in connection with its review of the Company’s internal control process over financial reporting, management identified as a consequence of certain events occurring during the second quarter of Fiscal 2009 the following material weaknesses in our internal control environment: (i) lack of management continuity due to changes in executive management and (ii) lack of documentation and/or the availability of documentation or records within our files of business transactions, contracts and/or evaluations conducted by the Company.  Additionally, during a portion of Fiscal 2009, we also identified and initiated remediation program to address our lack of sufficient subject matter expertise in at least two of the following significant areas: (a) accounting for and the disclosure of complex transactions and (b) the selection, monitoring and evaluation of certain vendors that provided services to Pharma.

In relation to our Financial Statements for Fiscal 2010, during the third and fourth quarter, we implemented a new accounting and operating software and hardware platform (“ERP System”) to upgrade and integrate the company’s operations onto a common, state-of-the-art ERP System.   The new ERP System is projected to provide management with improved data gathering, processing, retrieval and analysis on a more timely and cost effective basis than its prior methods and systems.  The installation and transition period of the new ERP System was from June to December 2010.

However, during the transition period, certain personnel had significant access to and certain initial processing responsibilities within the ERP System as part of the installation, integration testing, launch, shakedown and training processes.  Specifically, such personnel had access to certain processing functions within the various software applications whereby they could, enter, process, record and report transactions without our customary level of segregation of duties.  Although there was significant oversight by management during the transition period, there were limited, appropriately trained staff available to provide adequate separation of duties during the transition period.

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

Our corporate headquarters is located in Doylestown, Pennsylvania.  We purchased this property in 1998.  Our headquarters is approximately 13,000 square feet and is comprised principally of office space and limited warehousing and storage area.

Our principal manufacturing facility is located in Lebanon, Pennsylvania.  The facility was purchased in October 2004.  The facility has a total area of approximately 57,500 square feet, comprised of manufacturing, warehousing and office space.  Effective in June 2009, we closed our 15,500 square foot Elizabethtown, Pennsylvania manufacturing location and consolidated our manufacturing operations in the Lebanon facility.  At December 31, 2010, the net value of the Elizabethtown facility in the amount of $138,000 is classified as an asset held for sale.  In February 2011, the Elizabethtown facility was sold and we derived net proceeds from the sale of approximately $166,000.

In addition to warehousing and storage capacity at the Lebanon facility, we also stored certain inventory on a short term basis at an outside side warehouse. We believe that our existing facilities are adequate at this time.

Item 3.	Legal Proceedings

THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.)  VS. JOHN C. GODFREY, ET AL.
This action was commenced by us in November 2004 in the Court of Common Pleas of Bucks County, Pennsylvania against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. for injunctive relief regarding the Cold-EEZE® trademark; injunctive relief relating to the Cold-EEZE® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment regarding various payments that the defendants assert are owing to them.  Our complaint is based in part upon certain contracts with defendants whereby we obtained the exclusive right to manufacture and distribute product pursuant to a basic patent and also obtained various consulting services (the "Agreements").  Subsequent to entering into the Agreements, the defendants took various actions that we believe were in breach of the Agreements.  We instituted the action because of defendants' threats to deal with other parties and to use the Company’s Cold-EEZE® trademark and the trade secrets that we developed during our manufacture of Cold-EEZE®.  Both because of their breaches and the expiration of the basic patent, we terminated the Agreements.  Defendants have answered the complaint and asserted counterclaims.  They seek monetary damages and counter injunctive and declaratory relief relative to the Company's trademark and other intellectual property.  The monetary relief sought by the defendants is based on their claim that they were not paid various amounts asserted to be due under the Agreements.  This claim is estimated to be in excess of $5.0 million.  We believe that the defendants' counterclaims are without merit and are vigorously defending those counterclaims and are prosecuting our action on the complaint.

Pre-trial discovery is ongoing.  Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2011.

At this time no prediction as to the outcome of this action can be made.

THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.)VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION INSURANCE SERVICES AGENCY, INC.
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

THOMAS A. SIMONIAN VS. THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.)
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

PUBLIC PATENT FOUNDATION, INC. VS. THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.)
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

We are investigating this claim.  In the interim, we have filed a Motion to Dismiss for Failure to State a Claim which is currently pending before the court.  At this time no prediction can be made as to the outcome of this case.

PROPHASE LABS, INC  (formerly THE QUIGLEY CORPORATION) VS. GUY QUIGLEY, GARY QUIGLEY, SCANDA SYSTEMS LIMITED, SCANDA SYSTEMS LTD, CHILESHA HOLDINGS LTD, KEVIN BROGAN, INNERLIGHT HOLDINGS, INC., GEORGE LONGO, GRAHAM BRANDON, PACIFIC RIM PHARMACEUTICALS LTD AND JOHN DOE DEFENDANTS
On August 23, 2010, we initiated an action in the Court of Common Pleas for Bucks County, Pennsylvania. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 20.2% of our Common Stock, and against certain third parties (a “Complaint”). The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of the Complaint occurred prior to June 2009 and the installation of the current Board of Directors.

Other Litigation
In the normal course of its business, we are named as defendant in legal proceedings.  It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently traded on The NASDAQ Global Market under the trading symbol “PRPH.”  The price set forth in the following table represents the high and low bid prices for our Common Stock for each quarter of the Fiscal 2010 and 2009, as reported on The NASDAQ Global Market.

Common Stock

	2010		2009
Quarter Ended	High	Low	High	Low

March 31,	$2.25	$1.90	$5.00	$3.86
June 30,	$2.24	$1.09	$6.70	$3.53
September 30,	$1.85	$0.80	$4.01	$1.58
December 31,	$1.52	$1.00	$2.50	$1.45

Holders
As of March 1, 2011, there were approximately 272 holders of record of our Common Stock,  including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients.  The exact number of beneficial owners of our securities is not known but exceeds 400.

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

Warrants and Options
In addition to our outstanding Common Stock, there were reserved for issuance 363,250 shares of our Common Stock underlying outstanding unexercised and vested options as of December 31, 2010 at the price-per-share stated and expire on the date indicated, as follows:

Description		Number	Exercise Price	Expiration Date		Number	Exercise Price	Expiration Date
Option Plan	*	45,500	$1.00	December 2017	*	6,000	$8.11	January 2012
Option Plan	*	10,000	$1.26	December 2011	*	32,000	$8.11	October 2013
Option Plan	*	1,000	$1.26	May 2011	*	10,000	$9.50	May 2011
Option Plan	*	2,500	$1.26	June 2011	*	22,500	$9.50	June 2011
Option Plan	*	7,500	$5.19	May 2011	*	10,000	$9.50	October 2011
Option Plan	*	13,000	$5.19	June 2011	*	6,000	$9.50	November 2011
Option Plan	*	4,000	$5.19	October 2011	*	6,000	$9.50	January 2012
Option Plan	*	1,000	$5.19	November 2011	*	40,500	$9.50	October 2014
Option Plan	*	5,000	$5.19	January 2012	*	4,000	$13.80	May 2011
Option Plan	*	19,750	$5.19	July 2012	*	17,500	$13.80	June 2011
Option Plan	*	12,000	$8.11	May 2011	*	15,000	$13.80	October 2011
Option Plan	*	20,500	$8.11	June 2011	*	2,500	$13.80	November 2011
Option Plan	*	8,000	$8.11	October 2011	*	10,000	$13.80	January 2012
Option Plan	*	5,000	$8.11	November 2011	*	26,500	$13.80	December 2015

Subtotal		154,750	Subtotal			208,500
			Grand Total Options			363,250

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options & Warrants (A)	Weighted Average Exercise Price of Outstanding Options & Warrants (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plans Approved by Security Holders (1,2,3)	1,299,750	$2.99	1,000,375

(1) An incentive stock option plan was instituted in Fiscal 1997, (the “1997 Plan”) and approved by the stockholders in Fiscal 1998.  Options pursuant to the 1997 Option Plan have been granted to directors, executive officers and employees.  At December 31, 2010, we are precluded from issuing any additional options or grants in the future under the 1997 Option Plan pursuant to the terms of the plan document.  Options previously granted may continue to be available for exercise at any time prior to such options’ respective expiration dates.

(2) On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan.  The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan, an aggregate of 1.8 million shares.  The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan.  As of December 31, 2010, 1,039,500 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”).  As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares become available for issuance under the 2010 Equity Compensation Plan and the remaining 139,500 options were deemed cancelled.

All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Equity Compensation Plan.  Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Equity Compensation Plan.  At December 31, 2010, we have  granted 982,000 stock options, subject to vesting, under the 2010 Equity Compensation Plan and have charged to operations $42,000 for compensation expense for the fair value of the vested portion of the stock options as of December 31, 2010 (see Note 8 to Notes to Consolidated Financial Statements).

(3) On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan.  A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash.   The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. As of December 31, 2010, we granted 67,625 shares of our Common Stock valued at $90,000 for director compensation.  At December 31, 2010, there are 182,375 shares of Common Stock that may be issued pursuant to the 2010 Directors Equity Compensation Plan.

Other Stock Issuances
Pursuant to the terms of Mr. Cuddihy’s employment agreement, which has a three year term, Mr. Cuddihy receives an annual grant of shares of Common Stock equal to $50,000, payable quarterly, promptly following the close of each quarter.  The value of the shares is calculated based on the average closing price of the Company’s shares for the last five (5) trading days of the quarter in which the shares are earned. Mr Cuddihy earned and was issued an aggregate of 35,075 shares for Fiscal 2010 pursuant to the terms of the employment agreement.

Pursuant to the Original License Agreement with PSI Parent, we issued 1,440,000 shares of Common Stock having an aggregate value of approximately $2.6 million to PSI Parent.  This issuance of the PSI Shares was in part the consideration paid for (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain of PSI Parent’s PSI Technology and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations) paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2010, 2009, 2008, 2007 and 2006. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Income Data:
Net sales	$14,502	$19,816	$20,507	$28,241	$26,850
Gross profit	$8,830	$11,569	$11,413	$18,556	$17,545
Loss - continuing operations	$(3,501)	$(3,842)	$(6,409)	$(1,856)	$(547)
Income (loss) - discontinued operations (1)	-	-	875	(602)	(1,201)
Net loss	$(3,501)	$(3,842)	$(5,534)	$(2,458)	$(1,748)

Basic earnings (loss) per share:
Continuing operations	$(0.25)	$(0.30)	$(0.50)	$(0.14)	$(0.04)
Discontinued operations	-	-	0.07	(0.05)	(0.10)
Net loss	$(0.25)	$(0.30)	$(0.43)	$(0.19)	$(0.14)
Diluted earnings (loss) per share:
Continuing operations	$(0.25)	$(0.30)	$(0.50)	$(0.14)	$(0.04)
Discontinued operations	-	-	0.07	(0.05)	(0.10)
Net loss	$(0.25)	$(0.30)	$(0.43)	$(0.19)	$(0.14)
Weighted average shares outstanding:
Basic	14,285	12,963	12,878	12,729	12,245
Diluted	14,285	12,963	12,878	12,729	12,245

	As of December 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital	$7,521	$11,475	$14,071	$18,578	$20,541
Total assets	$21,695	$21,330	$24,369	$33,502	$34,845
Stockholders’ equity	$13,460	$14,059	$17,774	$23,244	$25,529

(1) On February 29, 2008, we sold Darius to InnerLight Holdings, Inc. (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 14 to the Financial Statements). The sale of this segment has been treated as discontinued operations and all periods presented have been reclassified.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business.  We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public.  We are also engaged in the research and development of potential natural base health products along with supplements and cosmeceuticals products.

Our primary business is currently the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For Fiscal 2010, 2009 and 2008, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, in Fiscal 2010 we contributed $500,000 of initial capital.  In addition, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been formally established), toward the initial development and marketing costs of new products for the Joint Venture.  In Fiscal 2010, the newly formed Joint Venture incurred a loss of $77,000.  The Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until Fiscal 2011.  At December 31, 2010, cash and equivalents includes $425,000 related to the Joint Venture which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.  As of December 31, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license and we do not project that any OTC drug products will be available for shipment within the next twelve months.

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

Our primary product, Cold-EEZE®, has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE®, we market and distribute Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy children OTC cold remedies (“Kids-EEZE® Products”).   We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010.  We also manufacturer, market and distribute an organic cough drop and a Vitamin C supplement (“Organix”).  Each of the Kids-EEZE® Products and Organix® products do carry shelf-life expiration dates for which we aggregate such new product market experience data and update its sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2010 and 2009 (in thousands):

Amount
Return provision at December 31, 2008	$1,427
Net change in the return provision Fiscal 2009	86
Return provision at December 31, 2009	1,513
Net change in the return provision Fiscal 2010	33
Return provision at December 31, 2010	$1,546

For Fiscal 2010, 2009 and 2008, net sales of products with limited shelf-life and expiration dates were $617,000, $311,000 and $265,000, respectively.

For Fiscal 2010, the return provision increased by $33,000. The increase in the return provision was principally due to (i) a charge of $815,000, including $462,000 for products with shelf-life expiration dates (obsolete returns) offset by (ii) net returns of $782,000 associated principally with Fiscal 2009 and Fiscal 2010 received and processed during Fiscal 2010.

For Fiscal 2009, the return provision increased by $86,000 to $1.5 million.  The increase in the return provision was principally due to (i) a charge of $827,000 for products with shelf-life expiration dates (obsolete returns) offset by (ii) net returns associated with Fiscal 2008 and Fiscal 2009 received and processed during Fiscal 2009 of $741,000 as a consequence of an increase in product returns experienced during the period.  We continue to experience higher than expected return provisions as a consequence of excess inventories at retail for new products launched in Fiscal 2008 that carried limited shelf lives.

A one percent deviation for these sales allowance provisions for the Fiscal 2010, 2009 and 2008 would affect net sales by approximately $188,000, $261,000 and $276,000, respectively.  A one percent deviation for cooperative incentive promotions reserve provisions for the years ended December 31, 2010, 2009 and 2008 could affect net sales by approximately $182,000, $245,000 and $252,000, respectively.

Income Taxes
As of December 31, 2010, we have net operating loss carry-forwards of approximately $28.7 million for federal purposes that will expire beginning in fiscal 2020 through 2030.  Additionally, there are net operating loss carry-forwards of $19.9 million for state purposes that will expire beginning in Fiscal 2018 through 2030.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.  As a consequence of the accumulated losses of the Company, management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

Seasonality of the Business

Our sales are derived principally from our OTC cold remedy products.  As a consequence, a significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for our OTC cold remedy products with a corresponding increase in marketing and advertising expenditures designed to promote our products during the Cold Season (defined below).  In addition, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March (“Cold Season”) when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We track health and wellness trends and develop retail promotional strategies to align its production scheduling, inventory management and marketing programs to optimize consumer purchases.

Results of Operations

Fiscal 2010 compared with Fiscal 2009

Net sales for Fiscal 2010 were $14.5 million as compared to $19.8 million for Fiscal 2009.  Net sales decreased $5.3 million in Fiscal 2010 as compared to Fiscal 2009.  The decline in net sales is principally due (i) an acceleration in Fiscal 2009 of our retail customer purchases and stocking for the 2009-2010 Cold Season into the fourth quarter of Fiscal 2009 which skewed net sales for that cold season, (ii) a decrease by our retail customers purchases in the fourth quarter of Fiscal 2010 in an effort to better align their purchases and inventory levels with the projected timing of the incidence levels of upper respiratory disorders during the 2010-2011 Cold Season, (iii) a decrease associated with our retail customers reducing the number, timing and value of our promotional and/or display programs as a consequence of, among other influences, (a) limited space availability, (b) allocation of more promotional space to private label brands and/or other products and (c) a general reduction in off-shelf, price promotion opportunities for the 2010-2011 Cold Season.  In addition, our net sales of our contract manufacturing operations decreased $911,000 in Fiscal 2010 to $594,000 as compared to $1.5 million in Fiscal 2009 due to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility in June 2009 and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Data suggests that the highest incidence of upper respiratory disorders for the 2009-2010 Cold Season occurred in the fourth quarter of Fiscal 2009 and were at significantly lower levels during the first, second and third quarters of Fiscal 2010 when compared to the 2008-2009 and prior Cold Seasons.  As a consequence, there was a reduced consumer demand at retail and therefore a corresponding reduction in retailer purchases and stocking during Fiscal 2010 as compared to Fiscal 2009.  Furthermore, a significant increase in the incidence of upper respiratory disorders for the 2010-2011 Cold Season was not observed until late in the fourth quarter in Fiscal 2010.   Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

Cost of sales decreased $2.5 million for Fiscal 2010 to $5.7 million as compared to $8.2 million for Fiscal 2009.  The decrease in cost of sales is principally due to (i) lower revenues from period to period, offset by (ii) an improvement in gross margin.  We realized gross margins of 60.9% for Fiscal 2010 as compared to 58.4% in Fiscal 2009, an improvement of 2.5%.  Our improved gross margin reflects the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the OTC cold remedy segment, (iii) improved overhead cost management at our Lebanon production and distribution facility, offset by (iv) an adverse impact of a reduction to net sales to absorb fixed production overhead expenses at our manufacturing facility and (v) increased product promotion with retailers to support the launch of our new products.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2010 increased $724,000, or 14.9%, to $5.6 million as compared to $4.9 million for Fiscal 2009.  The increase in sales and marketing expense for Fiscal 2010 as compared to Fiscal 2009 was principally due to the net effect of (i) the implementation of  more cost effective and targeted marketing programs, (ii) improved timing of marketing campaigns to better match the timing and product demand of the 2010-2011 Cold Season, (iii) the discontinuation of certain ineffective marketing programs, offset by (iv) an increase in traditional media purchases in print, digital, out-of-home and television, and (v) an increase in marketing research and development costs associated with the development of new product packaging for our Cold-EEZE® and Kids-EEZE® product lines introduced during the 2010-2011 Cold Season.

General and administrative (“G&A”) expenses for Fiscal 2010 were $6.0 million as compared to $9.3 million in Fiscal 2009.  The decrease in G&A expense of $3.3 million for Fiscal 2010 as compared to Fiscal 2009 was primarily due to the net effects of (i) a decrease in stock promotion costs of $2.3 million, principally related to the Board of Directors proxy contest in Fiscal 2009 and (ii) a decrease in professional fees and other expenses of $601,000 and (iii) a decrease of $606,000 in personnel expenses.

Research and development costs for Fiscal 2010 and 2009 were $794,000 and $1.3 million, respectively. The decrease of $514,000 in research and development costs for Fiscal 2010 as compared to Fiscal 2009 was due to a decline in the scope, timing and amount of research and development activity from period to period.  In Fiscal 2009 and as a result of a strategic review, we determined to curtail and now have discontinued further investment in certain of our wholly owned subsidiary’s, Pharma, products then under development.  This was determined in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for Fiscal 2010 was $53,000 as compared to $9,000 for Fiscal 2009.  The increase of $44,000 for Fiscal 2010 as compared to Fiscal 2009 was principally the result of the allocation of funds into interest bearing accounts.

As noted above, we have net operating loss carry-forwards for both federal and certain states.  For Fiscal 2010, we had a current tax benefit of $40,000 as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period.

As a consequence of the effects of the above, the net loss for Fiscal 2010, was $3.5 million, or ($.25) per share, as compared to a net loss of $3.8 million, or ($0.30) per share, for Fiscal 2009.

Fiscal 2009 compared with Fiscal 2008

Net sales for Fiscal 2009 were $19.8 million as compared to $20.5 million for Fiscal 2008.  Net sales decreased $691,000 in Fiscal 2009 as compared to Fiscal 2008.  The decline in net sales is due to the net effect of (i) an increase in net sales of OTC cold remedy products, of $124,000, offset by (ii) a decrease of net sales of contract manufacturing product of $815,000 which declined to $1.5 million for Fiscal 2009 as compared to $2.3 million for Fiscal 2008.  The decline in contract manufacturing product sales is principally a result of the closure of the Elizabethtown manufacturing facility and the elimination of certain low margin products.  Net sales of OTC cold remedy products have remained stable over the past two Fiscal years as the cold and flu seasons have indicated comparable levels of the incidence of colds by consumers.  Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

Cost of sales decreased $847,000 for Fiscal 2009 to $8.2 million as compared to $9.1 million for Fiscal 2008.  The decrease in cost of sales is principally due to (i) lower revenues from period to period and (ii) an improvement in gross margin.  We realized gross margins of 58.4% for Fiscal 2009 as compared to 55.7% in Fiscal 2008, an improvement of 2.7%.  The 2.7% increase in the gross margin was principally due to the net effect of (i) the elimination of the production and facility overhead expenses attributable to the closing of the Elizabethtown manufacturing facility, (ii) improved production margins of the OTC cold remedy products, offset by (iii) an adverse impact to net sales as a consequence of the inventory reduction programs maintained by our larger retail customers.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2009 decreased $1.1 million, or 18.6%, to $4.9 million as compared to $6.0 million for Fiscal 2008.  The decrease in sales and marketing expense for Fiscal 2009 as compared to Fiscal 2008 was principally due to as we implemented more efficient in-store, digital and consumer-based marketing initiatives versus print and radio advertising programs launched in Fiscal 2008.

G&A expenses for Fiscal 2009 were $9.3 million as compared to $7.9 million in Fiscal 2008.  The increase in G&A expense of $1.4 million for Fiscal 2009 as compared to Fiscal 2008 was primarily due to the net effects of (i) an increase in stock promotion costs of $2.3 million, principally related to Board of Directors proxy contest and (ii) an increase in professional fees and other expenses of $256,000, offset by, (iii) a decrease of $1.2 million in personnel costs principally due to a decrease in executive salaries, bonuses and head count.

Research and development costs for Fiscal 2009 and 2008 were $1.3 million and $4.2 million, respectively.  The decrease in research and development expenditure of $2.9 million in was principally the result of (i) decreased Pharma study costs of $2.6 million and (ii) a reduction in personnel costs of $223,000. The decreased spending for the Fiscal 2009 as compared to Fiscal 2008 was principally due to (i) the completion of the Phase IIb study for QR-333 Diabetic Peripheral Neuropathy in November 2008 and (ii) a subsequent slowdown in related Fiscal 2009 spending pending the availability of the final results of the study.  In addition, we strategically determined to curtail and ultimately suspend further investment certain of Pharma’s then existing products under development in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development.

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

As a consequence of the effects of the above, the net loss for Fiscal 2009, was $3.8 million, or ($.30) per share, as compared to a net loss of $5.5 million, or ($0.43) per share, for Fiscal 2008.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2010 were $8.2 million compared to $12.8 million at December 31, 2009.  Our working capital was $7.5 million and $11.5 million as of December 31, 2010 and December 31, 2009, respectively.  Changes in working capital for Fiscal 2010 were principally due to the net effect of (i) cash used in operations of $3.5 million, (ii) capital expenditures of $153,000, (iii) the cash payment of $1.0 million to acquire the product license in connection with the Joint Venture, offset by, (iv) proceeds of $133,000 from the exercise of stock options.  Significant factors impacting working capital for Fiscal 2010 included (i) an increase in accounts receivable and inventory balances, offset by, (ii) an increase in other accrued advertising and other allowances.

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

Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, as previously discussed, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture, (iv) venture investments or acquisitions and/or (v) support current operations.  Since late Fiscal 2008, there has been substantial volatility and a decline in the capital and financial markets due at least in part to the constricted global economic environment resulting in substantial uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current economic crisis.  These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

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

Our future contractual obligations and commitments at December 31, 2010 consist of the following:

Year	Employment Contracts	Advertising (1)	Total
2011	$1,075	$1,206	$2,281
2012	582	-	582
2013		-	-
2014	-	-	-
2015	-	-	-
Total	$1,657	$1,206	$2,863

(1) Additional advertising costs are expected to be incurred during Fiscal 2011.

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended Level 1 and 2 guidance is effective for interim and annual financial periods beginning after December 15, 2009 while the amended Level 3 guidance is effective for interim and annual financial periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ProPhase Labs, Inc.

We have audited the accompanying consolidated balance sheet of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProPhase Labs, Inc. and Subsidiaries as of December 31, 2010 and the consolidated results of their operations and their cash flows for the year ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/S/ EisnerAmper LLP

Edison, New Jersey
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ProPhase Labs, Inc.

We have audited the accompanying consolidated balance sheet of ProPhase Labs, Inc. and Subsidiaries (the “Company” and formerly The Quigley Corporation) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years ended December 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProPhase Labs, Inc. and Subsidiaries as of December 31, 2009 and the consolidated results of their operations and their cash flows for each of the two years ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ Amper, Politziner & Mattia, LLP

Edison, New Jersey
March 24, 2010

PROPHASE LABS, INC AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2010	2009
ASSETS
Cash and cash equivalents (Note 2)	$8,232	$12,801
Accounts receivable, net of allowance for doubtful accounts of $13 and $23, respectively (Note 2)	4,821	3,599
Inventory, net (Note 2)	1,682	1,405
Prepaid expenses and other current assets	883	803
Assets held for sale (Notes 2 and 4)	138	138
Total current assets	15,756	18,746

Intangible asset, licensed technology (Note 3)	3,577	-

Property, plant and equipment, net of accumulated depreciation of $3,389 and $3,155, respectively (Note 4)	2,362	2,572
Other assets	-	12
	$21,695	$21,330

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$489	$708
Accrued royalties and sales commissions (Note 5)	3,665	3,681
Accrued advertising and other allowances	3,524	2,124
Other current liabilities	557	758
Total current liabilities	8,235	7,271

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
Common Stock, $.0005 par value; authorized 50,000,000;Issued: 19,353,672 and 17,679,436 shares, respectively (Note 8)	10	9
Additional paid-in-capital	40,627	37,726
Retained earnings (accumulated deficit)	(1,989)	1,512
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
	13,460	14,059
	$21,695	$21,330

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales (Notes 2 and 12)	$14,502	$19,816	$20,507

Cost of sales (Note 2)	5,672	8,247	9,094

Gross profit	8,830	11,569	11,413

Operating expenses:
Sales and marketing	5,576	4,852	5,958
Administrative	6,054	9,344	7,943
Research and development (Note 2)	794	1,308	4,241
Total operating expense	12,424	15,504	18,142

Loss from operations	(3,594)	(3,935)	(6,729)

Interest income	53	9	320

Loss from continuing operations before taxes	(3,541)	(3,926)	(6,409)

Income tax expense (benefit) (Note 10)	(40)	(84)	-

Loss from continuing operations	(3,501)	(3,842)	(6,409)

Discontinued operations (Note 14):
Gain on disposal of health and wellness operations	-	-	736
Income from discontinued operations	-	-	139

Net loss	$(3,501)	$(3,842)	$(5,534)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.25)	$(0.30)	$(0.50)
Income from discontinued operations	-	-	0.07
Net loss	$(0.25)	$(0.30)	$(0.43)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.25)	$(0.30)	$(0.50)
Income from discontinued operations	-	-	0.07
Net loss	$(0.25)	$(0.30)	$(0.43)

Weighted average common shares outstanding:
Basic	14,285	12,963	12,878
Diluted	14,285	12,963	12,878

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

				Retained
			Additional	Earnings
	Common Stock	Par	Paid-In	(Accumulated	Treasury
	Shares	Value	Capital	Deficit)	Stock	Total
Balance at December 31, 2007	12,853,133	$9	$37,535	$10,888	$(25,188)	$23,244

Net loss				(5,534)		(5,534)
Proceeds from exercise of stock options	55,250		64			64
Tax benefits from exercise of stock options			68			68
Tax benefit allowance			(68)			(68)

Balance at December 31, 2008	12,908,383	9	37,599	5,354	(25,188)	17,774

Net loss				(3,842)		(3,842)
Proceeds from exercise of stock options	125,000		127			127
Tax benefits from exercise of stock options			88			88
Tax benefit allowance			(88)			(88)

Balance at December 31, 2009	13,033,383	9	37,726	1,512	(25,188)	14,059

Net loss				(3,501)		(3,501)
Proceeds from exercise of stock options	130,500		133			133
Common Stock Issued to Phosphangenics Limited pursuant to an Exclusive License Agreement (Note 3)	1,440,000	1	2,576			2,577
Common stock granted pursuant to an employment agreement	36,111		60			60
Common stock granted pursuant to a compensation agreement	67,625		90			90
Share-based compensation expense			42			42
Tax benefits from exercise of stock options			42			42
Tax benefit allowance			(42)			(42)

Balance at December 31, 2010	14,707,619	$10	$40,627	$(1,989)	$(25,188)	$13,460

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net loss	$(3,501)	$(3,842)	$(5,534)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charge	-	74	100
Depreciation and amortization	363	522	745
Share-based compensation expense	192	-	-
Gain on disposal of health and wellness operations	-	-	(736)
Loss on the sales of fixed assets	-	104	17
Sales discounts and provision for bad debts	(33)	(133)	(376)
Inventory valuation provision	(728)	633	832
Changes in operating assets and liabilities:
Accounts receivable	(1,189)	2,485	1,366
Inventory	451	963	323
Prepaid expenses and other current assets	(80)	381	(353)
Other assets	12	9	53
Accounts payable	(219)	(109)	434
Accrued royalties and sales commissions	(16)	(38)	(32)
Accrued advertising and other allowance	1,400	(559)	956
Other current liabilities	(201)	(45)	(1,845)
Net cash provided by (used in) operating activities	(3,549)	445	(4,050)

Cash flows from investing activities:
Proceeds from the sale of health and wellness operations	-	-	1,000
Capital expenditures	(153)	(208)	(200)
Acquisition of product license	(1,000)
Proceeds from the sale of fixed assets	-	480	10
Net cash flows provided by (used in) investing activities	(1,153)	272	810

Cash flows from financing activities:
Proceeds from the exercise of stock options	133	127	64
Net cash provided by financing activities	133	127	64

Net increase (decrease) in cash and cash equivalents	(4,569)	844	(3,176)

Cash and cash equivalents at beginning of year	12,801	11,957	15,133

Cash and cash equivalents at end of year	$8,232	$12,801	$11,957

Supplemental disclosures of cash flow information:
Income taxes paid	$34	$43	$-

Common stock issued to Phosphagenics Limited pursuant to a product license agreement	$2,577	$-	$-

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

ProPhase Labs, Inc (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, personal care and cosmeceutical products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For Fiscal 2010, Fiscal 2009 and Fiscal 2008 (as each is defined below), our revenues from continuing operations have come principally from our OTC cold remedy products.

On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”).  TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture (see Note 3).

On May 5, 2010, our shareholders approved, among other corporate matters, the Board of Directors’ proposal to change our name to ProPhase Labs, Inc. from The Quigley Corporation.

We use a December 31 year-end for financial reporting purposes.  References herein to the fiscal year ended December 31, 2010 shall be the term “Fiscal 2010” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated.  Our consolidated balance sheet at December 31, 2009 and our consolidated statement of cash flows for Fiscal 2009 and 2008 have been reclassified to conform with our Fiscal 2010 presentation.  The term the “we”, “us: or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly owned subsidiaries and its Joint Venture, a variable interest entity (see Note 3). All intercompany transactions and balances have been eliminated.

Seasonality of the Business
Our net sales are derived principally from our cold remedy products.  Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We generally experience in the third and fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote its products during the cold season.  Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines.  We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Our primary product, Cold-EEZE®, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Accordingly, factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date, and (v) monitored for inventory levels at major customers and third-party consumption data.  We market certain new products to our OTC Personal Care marketplace segment such as (i) Organix Organic Cough and Sore Throat Drops and (ii) three unique Kids-EEZE® products, Chest Relief, Cough Cold and Allergy.  Each of these new products do carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

Cash Equivalents
We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents.  Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventories
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the market value and appropriate valuation reserves are established. At December 31, 2010 and 2009, the Financial Statements include an allowance for excess or obsolete inventory of $1.1 million and $1.8 million, respectively.  At December 31, 2010 and 2009, inventory included raw material, work in progress and packaging amounts of $742,000 and $610,000, respectively, and finished goods of $940,000 and $795,000, respectively.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  The annual provision for depreciation has been computed in accordance with the estimated asset lives.

Concentration of Risks
Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the requirements associated with the development of OTC Personal Care products in order to continue to compete on a national and/or international level.

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. Our OTC cold remedy products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2010, our cash was $8.2 million and our bank balance was $8.7 million. Of the total bank balance, $708,000 was covered by federal depository insurance and $8.0 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk.  We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug store (see Note 12).  During Fiscal 2010, 2009 and 2008, effectively all of our revenues were related to domestic markets.

Our revenues are principally generated from the sale of the cold remedy products which approximated 96%, 92% and 89% of total revenues for Fiscal 2010, 2009 and 2008, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

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

Long-lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through future undiscounted cash flows.  In Fiscal 2009 and 2008, we recognized impairment charges of $74,000 and $100,000, respectively, principally for the land and building assets of our Elizabethtown manufacturing. As of December 31, 2010, the Elizabethtown land and building assets are reported as an asset held for sale at fair value, less the cost of disposal.  In February 2011, the Elizabethtown facility was sold and we derived net proceeds from the sale of approximately $166,000.

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

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

As of December 31, 2010 and December 31, 2009, we included a provision for sales allowances of $106,000 and $127,000, respectively, which are reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $13,000 and $23,000 as of December 31, 2010 and 2009, respectively.  Additionally, accrued advertising and other allowances as of December 31, 2010 include $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions.  As of December 31, 2009 accrued advertising and other allowances include $1.5 million for estimated future sales returns and $586,000 for cooperative incentive promotion costs.

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

Stock options and warrants for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 8).  Options and warrants are exercisable during a period determined by us, but in no event later than ten years from the date granted.  In Fiscal 2010, we charged to operations $192,000 in share-based compensation expense for the aggregate fair value of the stock grants and vested stock options issued during the year.  There was no share-based compensation expense for Fiscal 2009 or 2008.

Variable Interest Entity
The Joint Venture, of which we own a 50% membership interest effective March 22, 2010, qualifies as a variable interest entities (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for Fiscal 2010, 2009 and 2008 were $6.9 million, $5.8 million, and $7.7 million, respectively.  Included in prepaid expenses and other current assets was $189,000 and $170,000 at December 31, 2010 and 2009, respectively, relating to prepaid advertising and promotion expenses.

Research and Development
Research and development costs are charged to operations in the period incurred.  Expenditures for Fiscal 2010, 2009 and 2008 were $794,000, $1.3 million and $4.2 million, respectively.  For Fiscal 2010, research and development costs are related principally to new product development initiatives and costs associated with OTC cold remedy products.  For Fiscal 2009 and 2008, research and development costs are related principally to the Pharma’s study activities; such studies and initiatives are no longer actively being commercialized.

Income Taxes
We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net current and non-current deferred tax asset is being provided (see Note 10).

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

We utilize a two-step approach to recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. Any interest or penalties related to uncertain tax positions will be recorded as interest or administrative expense, respectively.

As a result of our continuing tax losses, we have recorded a full valuation allowance against a net deferred tax asset, except for an alternative minimum tax credit carryforward in the amount of $51,000.  Additionally, we have not recorded a liability for unrecognized tax benefits at December 31, 2010 or 2009.

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

Effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31.  As a consequence, we filed a full period tax return for the fiscal year ended September 30, 2009 with the IRS and also filed with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election.  In future fiscal periods, our tax and financial reporting periods will be the same, the period ending December 31.

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

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In January 2010, the FASB issued ASU 2010-06, “Improving Disclosures about Fair Value Measurements”. ASU 2010-06 amends ASU 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. This ASU also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements as well as the level of disaggregation required for each class of asset and liability disclosed. The amended Level 1 and 2 guidance is effective for interim and annual financial periods beginning after December 15, 2009 while the amended Level 3 guidance is effective for interim and annual financial periods beginning after December 15, 2010. The adoption of ASU 2010-06 did not have a material effect on our consolidated financial statements.

NOTE 3 – INVESTMENT IN PHUSION LABORATORIES, LLC.

On March 22, 2010, the Company, PSI Parent, an Australian corporation, PSI, a Delaware corporation and subsidiary of PSI Parent, and the Joint Venture, a Delaware limited liability company, entered into the LLC Agreement of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM.  TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical and other products.

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

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENT IN PHUSION LABORATORIES, LLC. (CONTINUED)

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, we contributed $500,000 in cash as initial capital.  In addition, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis.  Formal operations are not expected to commence until Fiscal 2011.  At December 31, 2010, cash and equivalents includes $425,000 related to the Joint Venture which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Our initial determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary.  As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  For Fiscal 2010, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until Fiscal 2011.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.  At December 31, 2010, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 12 years which we will begin amortizing the cost of intangible asset once production commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of December 31, 2010, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license and we do not project that any OTC drug products will be available for shipment within the next twelve months.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2010	2009	Estimated Useful Life

Land	$504	$504
Buildings and improvements	2,281	2,281	20 - 39 years
Machinery and equipment	2,592	2,535	3 - 7 years
Computer software	192	215	3 years
Furniture and fixtures	182	192	5 years
	5,751	5,727

Less: Accumulated depreciation	3,389	3,155
	$2,362	$2,572

Depreciation expense for Fiscal 2010, 2009 and 2008 was $363,000, $522,000, and $745,000, respectively.  We disposed of certain automobiles in Fiscal 2009 with an aggregate net book value of $114,000.  The automobiles were purchased by certain former executive officers at our then book value of the automobiles.

NOTE 5 – PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

We have maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive worldwide distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired May 2007.  However, we and the developer are in litigation (see Note 7) and as such no potential offset for these fees from such litigation has been recorded.  The amount accrued for this expense at each of December 31, 2010 and 2009 was $3.5 million.

NOTE 6 – OTHER CURRENT LIABILITIES

At December 31, 2010 and 2009, other current liabilities include $483,000 and $386,000, respectively, related to accrued compensation.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by us resulted in rent expense for the Fiscal 2010, 2009 and 2008 of $11,000, $44,000 and $53,000, respectively.  We have approximate future obligations over the next five years as follows (in thousands):

Year	Employment Contracts	Advertising(1)	Total
2011	$1,075	$1,206	$2,281
2012	582	-	582
2013	-	-	-
2014	-	-	-
2015	-	-	-
Total	$1,657	$1,206	$2,863

(1) Additional advertising costs are expected to be incurred during Fiscal 2011.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

In August, 2009, we entered into a standard form of indemnity agreement with each member of our Board of Directors, Mr. Ted Karkus, our Chairman and Chief Executive Officer, and Mr. Robert V. Cuddihy, Jr., our Chief Operating Officer.  These agreements provide, among other things, that we will indemnify each director, Mr. Karkus and Mr. Cuddihy in the event that they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. Under the indemnity agreement, we will pay, in advance of the final disposition of any such action or proceeding, expenses (including attorneys’ fees) incurred by our directors or officers in defending or otherwise responding to such action or proceeding upon receipt of a written undertaking from the directors or officers to repay the amount advanced consistent with applicable law in the event that a court shall ultimately determine that he or she is not entitled to be indemnified for such expenses. The contractual rights to indemnification provided by the indemnity agreements are subject to the limitations and conditions specified in the agreements, and are in addition to any other rights each director and officer may have under our Articles of Incorporation and Amended and Restated Bylaws, each as amended from time to time, and applicable law.

On August 19, 2009, we entered into employment agreements, effective as of July 15, 2009, with each of Mr. Karkus and Mr. Cuddihy.

Pursuant to the terms of Mr. Karkus’ employment agreement, which has a three year term, Mr. Karkus (i) will earn a salary of $750,000 per year as Chief Executive Officer, (ii) will receive regular benefits routinely provided to our senior executives and (iii) is eligible to receive an annual increase in base salary and may be awarded a bonus, payable in cash or stock, each in the sole discretion of the Board of Directors.  Mr. Karkus is also subject to non-competition restrictions for the entire duration of the agreement and for a period of 18 months thereafter.  In the event of the termination by the Company of the employment of Mr. Karkus without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement), Mr. Karkus will be paid a lump sum severance payment in cash equal to the greater of (A) the amount equal to 18 months base salary or (B) the amount equal to his base salary for the remainder of the term as if the agreement had not been terminated.  Additionally, Mr. Karkus is entitled to receive a lump sum severance payment in cash equal to the greater of A or B, if he, within 24 months of a Change in Control (as defined in the agreement) of the Company, is terminated without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement).

Pursuant to the terms of Mr. Cuddihy’s employment agreement, which has a three year term, Mr. Cuddihy (i) will earn a salary of $275,000 per year as Chief Operating Officer,  (ii) will receive regular benefits routinely provided to our senior executives, (iii) is eligible to receive an annual increase in base salary and may be awarded a bonus, payable in cash or stock, each in the sole discretion of the Board of Directors and (iv) will receive an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter.  The value of the shares is calculated based on the average closing price of our shares for the last five (5) trading days of the quarter in which the shares are earned.  Mr. Cuddihy earned an aggregate of 35,075 shares valued at $50,000, and 11,004 shares valued $23,000 for Fiscal 2010 and 2009, respectively, pursuant to the terms of the employment agreement, 36,111 of such shares were issued during Fiscal 2010.  Mr. Cuddihy is also subject to non-competition restrictions for the entire duration of the agreement and for a period of 18 months thereafter.  In the event of the termination by the Company of the employment of Mr. Cuddihy without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement), Mr. Cuddihy will be paid a lump sum severance payment in cash equal to the greater of (Y) the amount equal to 18 months of base salary plus $50,000, or (Z) the amount equal to base salary, plus any amounts owed to Mr. Cuddihy under Section 4(c) of the agreement with respect to the grant of shares equal to $50,000 per year, owed throughout the remainder of the term as if the agreement had not been terminated.  Additionally, Mr. Cuddihy is entitled to receive a lump sum severance payment in cash equal to the greater of Y or Z, if he, within 24 months of a Change in Control (as defined in the agreement) of the Company, is terminated without cause or due to a voluntary resignation by him without Good Reason (as defined in the agreement).

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.) VS. JOHN C. GODFREY, ET AL.
This action was commenced by us in November 2004 in the Court of Common Pleas of Bucks County, Pennsylvania against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. for injunctive relief regarding the Cold-EEZE® trademark; injunctive relief relating to the Cold-EEZE® formulations and manufacturing methods; injunctive relief for breach of the duty of loyalty, and declaratory judgment regarding various payments that the defendants assert are owing to them.  Our complaint is based in part upon certain contracts with defendants whereby we obtained the exclusive right to manufacture and distribute product pursuant to a basic patent and also obtained various consulting services (the "Agreements").  Subsequent to entering into the Agreements, the defendants took various actions that we believe were in breach of the Agreements.  We instituted the action because of defendants' threats to deal with other parties and to use the Company’s Cold-EEZE® trademark and the trade secrets that we developed during our manufacture of Cold-EEZE®.  Both because of their breaches and the expiration of the basic patent, we terminated the Agreements.  Defendants have answered the complaint and asserted counterclaims.  They seek monetary damages and counter injunctive and declaratory relief relative to the Company's trademark and other intellectual property.  The monetary relief sought by the defendants is based on their claim that they were not paid various amounts asserted to be due under the Agreements.  This claim is estimated to be in excess of $5.0 million.  We believe that the defendants' counterclaims are without merit and are vigorously defending those counterclaims and are prosecuting our action on the complaint.

Pre-trial discovery is ongoing.  Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2011.

At this time no prediction as to the outcome of this action can be made.

THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.) VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION INSURANCE SERVICES AGENCY, INC.
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

Our claim against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. is for negligence and for equitable insurance for these claims based on our undertaking of certain attorneys' fees and costs of settlement for claims that should have been covered by underlying insurance placed by Wachovia Insurance Services, Inc.  At this time no prediction can be made as to the outcome of any action against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) VS. GUY QUIGLEY, GARY QUIGLEY, SCANDA SYSTEMS LIMITED, SCANDA SYSTEMS LTD, CHILESHA HOLDINGS LTD, KEVIN BROGAN, INNERLIGHT HOLDINGS, INC., GEORGE LONGO, GRAHAM BRANDON, PACIFIC RIM PHARMACEUTICALS LTD AND JOHN DOE DEFENDANTS
On August 23, 2010, we initiated an action in the Court of Common Pleas for Bucks County, Pennsylvania. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 20.2% of our Common Stock, and against certain third parties (a “Complaint”). The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of the Complaint occurred prior to June 2009 and the installation of the current Board of Directors.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

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

The 1997 Option Plan
On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock.  Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock.  Stockholders approved the 1997 Plan in Fiscal 1998.  No options were granted under this Plan during Fiscal 2010, 2009 or 2008.

At December 31, 2009, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document.  Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted.  At December 31, 2010, there are 317,750 options outstanding with various expiration dates ranging from May 2011 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan.  The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance, Issued Options (defined below) but unissued under the 1997 Plan Stock Options Plan (the “1997 Plan”), an aggregate of 1.8 million shares.  The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan.  As of December 31, 2010, 1,039,500 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”).  As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares become available for issuance under the 2010 Equity Compensation Plan and the remaining 139,500 options are deemed cancelled.

In December 2010, we granted 982,000 options to acquire our Common Stock at an exercise price of $1.00 per share to employees pursuant to the terms of 2010 Equity Compensation Plan.  Pursuant to the terms of the grant of options, the options are subject to vesting over a three to six year period and are exercisable no later than December 2017.  At December 31, 2010, 45,500 of the options granted were vested and 936,500 are subject to vesting.  The fair value of the stock options at the time of the grant was approximately $618,000.  Each of the stock options granted were subject to vesting such that the fair value of the stock options granted is charged to operations over the vesting period.  For Fiscal 2010, we charged to operations $42,000 in share-based compensation expense for the aggregate fair value of the stock grants and vested stock options issued.  There was no share-based compensation expense for Fiscal 2009 or 2008.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The weighted average fair value using the Black-Scholes option pricing model of the options granted during Fiscal 2010 was $0.65.   Based upon our limited historical experience, we estimated approximately 27,300 may ultimately be forfeited.   The fair value of the stock options at the date of grant was estimated using the Black-Scholes option pricing model for each option classification assuming (i) an expected option life of 4.5 to 6.5 years, (ii) risk free interest rate of 2.1%, (iii) a dividend yield of 0% and (iv) an expected volatility of 72% to 77%.

The expected volatility of the stock options is based on our historical stock volatility. As a consequence of different vesting terms of the options granted, we determined the expected term of the stock option grants to be a range between 4.5 to 6.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2010 such that we believe our historical data does not provide a reasonable basis upon which to estimate expected term.

All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Equity Compensation Plan.  Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Equity Compensation Plan.  At December 31, 2010, there are 818,000 options available for grant to purchase shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

The 2010 Directors Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan.  A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash.   The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. As of December 31, 2010, we granted 67,625 shares of our Common Stock valued at $90,000 for director compensation.  At December 31, 2010, there are 182,375 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors Equity Compensation Plan.

Stock Option Exercises and Status of Stock Option Plans
For Fiscal 2010, 2009 and 2008, we derived net proceeds of $133,000, $127,000 and $64,000, respectively, as a consequence of the exercise of options to acquire 130,500, 125,000 and 55,250 shares, respectively, of our Common Stock pursuant to the terms of our 1997 Option Plan.

A summary of the status of our stock options and warrants granted to both employees and non-employees as of December 31, 2010, 2009 and 2008 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2010		2009		2008
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of year	1,488	$8.64	2,268	$7.76	2,482	$7.70
Granted	982	1.00	-	-	-	-
Exercised	(131)	1.02	(125)	1.01	(55)	1.16
Cancelled	(1,039)	9.45	(655)	7.02	(159)	9.15
Options outstanding - end of year	1,300	$2.99	1,488	$8.64	2,268	$7.76

Options granted and subject to future vesting	936	$1.00	-	-	-	-

Exercisable, at end of year	363		1,488		2,268
Available for grant	818		-		-
Weighted average fair value per share of options granted during year	$0.65		$-		$-

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The unrecognized share-based compensation expense related to the options granted but not vested, (options to acquire 936,500 shares) was approximately $590,000 at December 31, 2010. These options subject to vesting (i) vest over the next 3 to 6 years, (ii) have a 7 year term, (iii) are exercisable at a weighted average price of $1.00 and (iv) the unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 5.1 years.

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2010 (in thousands, except remaining life and per share data):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$0.81 - $1.26	59	5.6	$1.05
$1.27 - $5.19	50	1.1	$5.19
$5.20 - 8.11	84	1.6	$8.11
$8.12 - $9.50	95	2.1	$9.50
$9.51 - $13.80	75	1.7	$13.80
Total	363		$8.11

The total intrinsic value of options exercised during Fiscal 2010, 2009 and 2008 was $107,000, $226,000 and $207,000, respectively.  The aggregate intrinsic value of (i) options outstanding, (ii) options outstanding and expected to vest in the future and (iii) options outstanding and exercisable at December 31, 2010 was $196,000, $187,000 and $9,000, respectively.

NOTE 9 – DEFINED CONTRIBUTION PLANS

We maintain the ProPhase Labs, Inc 401(k) Savings and Retirement Plan, a defined contribution plan for our employees.  Our contributions to the plan are based on the amount of the employee plan contributions and compensation.  Our contributions to the plan in Fiscal 2010, 2009 and 2008 were $90,000, $141,000, and $375,000, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current
Federal	$(40)	$(84)	$-
State	-	-	-
	(40)	(84)	-
Deferred
Federal	(107)	(2,297)	(2,459)
State	160	(61)	(906)
	53	(2,358)	(3,365)
Total	$13	$(2,442)	$(3,365)

Income taxes from continuing operations before valuation allowance	13	(2,442)	(3,365)
Change in valuation allowance	(53)	2,358	3,365
Income taxes from continuing operations	(40)	(84)	-
Income taxes from discontinued operations before valuation allowance	-	-	1,228
Change in valuation allowance from discontinued operations	-	-	(1,228)
Total	$(40)	$(84)	$-

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Statutory rate - federal	$(1,204)	$(1,335)	$(2,179)
State taxes, net of federal benefit	-	(61)	(598)
Permanent differences and other	(143)	(1,046)	(588)
Income tax from continuing operation before valuation allowance	(1,347)	(2,442)	(3,365)

Change in valuation allowance	1,307	2,358	3,365

Income taxes from continuing operations	(40)	(84)	-
Income taxes from discontinued operations before valuation allowance	-	-	1,228
Change in valuation allowance	-	-	(1,228)
Total	$(40)	$(84)	$-

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

The components of permanent and other differences are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Permanent items:
Meals and Entertainment	$5	$6	$6
Officers life insurance	-	9	36
Return to accrual for prior year, permanent items	-	(479)	27
Effective rate adjustment (1)	-	-	(215)
Capital loss carryforward utilization (2)	-	(582)	(442)
Contribution of inventory(3)	(162)	-	-
Share-based compensation expense for stock options granted (4)	14	-	-
	$(143)	$(1,046)	$(588)

(1)	This item represents an adjustment to the overall effective state tax rate due to the addition of multi-jurisdiction tax filings, with recent additions having higher tax rates.

(2)	This item represents the utilization for tax purposes of prior year capital losses.

(3)	This item represents the additional tax deduction available as a consequence of the contribution of certain inventory to qualified charitable organization.

(4)	This item relates to share-based compensation expense for financial reporting purposes not deducted for tax purposes until such options are exercised.

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net operating loss and capital loss carryforward	$12,135	$10,808	$9,008
Consulting-royalty costs	1,431	1,431	1,431
Depreciation	253	250	55
Other	877	801	438
Valuation allowance	(14,696)	(13,290)	(10,932)
Total	$-	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not.  The net change in the valuation allowance for Fiscal 2010, 2009 and 2008 was $1.4 million, $2.4 million and $2.1 million, respectively.  Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards currently approximate $28.7 million for federal purposes will expire beginning in Fiscal 2018 through 2030.  Additionally, there are net operating loss carry-forwards of $19.9 million for state purposes that will expire beginning in Fiscal 2018 through 2030.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

As noted above, we have net operating loss carry-forwards for both federal and certain states.  However, effective December 31, 2009, we elected to conform our tax reporting year, historically a fiscal period ending September 30, to our financial reporting period ending December 31.  As a consequence, we filed a full period tax return for the fiscal year ended September 30, 2009 with the IRS and also filed with the IRS a “short period return” for the three months ended December 31, 2009 in compliance with the election.  In future fiscal periods, our tax and financial reporting periods will be the same, the period ending December 31.  For Fiscal 2010, we had a current tax benefit of $40,000 for an alternative minimum tax refund due us as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period.  For Fiscal 2009, we had a current tax benefit of $84,000 for certain federal and state alternative minimum income taxes incurred for the “short period return”, inclusive of an alternative minimum tax refund of $110,000 due us as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period.

NOTE 11 – EARNINGS PER SHARE

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2010			2009			2008
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(3,501)	14,285	$(0.25)	$(3,842)	12,963	$(0.30)	$(5,534)	12,878	$(0.43)
Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-

Diluted EPS	$(3,501)	14,285	$(0.25)	$(3,842)	12,963	$(0.30)	$(5,534)	12,878	$(0.43)

For Fiscal 2010, 2009 and 2008, diluted earnings per share is the same as basic earnings per share due to (i) the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share.  For Fiscal 2010, 2009 and 2008, there were Common Stock Equivalents in the amount of 359,188, 133,792 and 247,869, respectively, which were in the money, that were excluded in the earnings per share computation due to their dilutive effect.

NOTE 12 – SIGNIFICANT CUSTOMERS

Our products are distributed through numerous food, multi-outlet pharmacy, chain drug stores, large wholesalers and mass merchandisers throughout the United States.  The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition. Revenues for Fiscal 2010, Fiscal 2009 and Fiscal 2008 were $14.5 million, $19.8 million and $20.5 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores, Inc. (“Wal-Mart”) and Rite-Aid Corp accounted for approximately 23%, 14% and 10% our of Fiscal 2010 revenues. CVS Caremark Corporation, Walgreens and Wal-Mart accounted for approximately 15%, 15% and 13% of our revenues for Fiscal 2009.  Walgreens and Wal-Mart accounted for approximately 14% and 14% of our revenues for Fiscal 2008.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SIGNIFICANT CUSTOMERS (CONTINUED)

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers.  These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  Customers comprising the five largest accounts receivable balances represented 51% and 66% of total trade receivable balances at December 31, 2010 and 2009, respectively.  Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure.  At December 31, 2010 and 2009, the allowance for doubtful accounts was $13,000 and $23,000, respectively.

NOTE 13 – QUARTERLY INFORMATION (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2010 and Fiscal 2009 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2010
Net sales	$1,976	$1,131	$5,204	$6,191
Gross profit	$1,170	$471	$3,610	$3,579
Income (loss) from continuing operations	$(1,062)	$(2,254)	$947	$(1,132)
Net income (loss)	$(1,062)	$(2,254)	$947	$(1,132)

Basic earnings per share:
Income (loss) from continuing operations	$(0.08)	$(0.15)	$0.06	$(0.08)
Net income (loss)	$(0.08)	$(0.15)	$0.06	$(0.08)

Diluted earnings per share:
Income (loss) from continuing operations	$(0.08)	$(0.15)	$0.06	$(0.08)
Net income (loss)	$(0.08)	$(0.15)	$0.06	$(0.08)

Fiscal 2009
Net sales	$3,987	$1,748	$4,977	$9,104
Gross profit	$2,353	$291	$3,615	$5,310
Income (loss) from continuing operations	$(2,199)	$(4,625)	$1,201	$1,781
Net income (loss)	$(2,199)	$(4,625)	$1,201	$1,781

Basic earnings per share:
Income (loss) from continuing operations	$(0.17)	$(0.36)	$0.09	$0.14
Net income (loss)	$(0.17)	$(0.36)	$0.09	$0.14

Diluted earnings per share:
Income (loss) from continuing operations	$(0.17)	$(0.36)	$0.09	$0.14
Net income (loss)	$(0.17)	$(0.36)	$0.09	$0.14

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – DISCONTINUED OPERATIONS

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

Sales attributable to Darius from January 1, 2008 until date of disposal on February 29, 2008 were $2.2 million.  Net income from January 1, 2008 until date of disposal on February 29, 2008 was $139,000.  Financial results from operations of Darius for Fiscal 2008 are presented as discontinued operations in the consolidated statements of operations and cash flows.

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

Material Weaknesses
As a consequence of management’s review of its effectiveness of the design and operation of the internal controls over financial reporting and management’s determination of the existence of material weaknesses, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our internal controls over financial reporting were not effective at the reasonable assurance level as of the end of the period covered by this Report.  A material weakness is a deficiency, or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis.

Material Weakness – Control environment
Lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.  As new management was installed in Fiscal 2009 by the Board of Directors, it was discovered during the second quarter of Fiscal 2009 that the Company was either missing or lacked pertinent information regarding its operations, including but not limited to certain business commitments to product supply agreements, advertising programs, product placement initiatives and other promotional initiatives, and asset sales.  As a consequence of this lack of documentation or availability of documentation or records, management has concluded that this control deficiency constitutes a material weakness.

Lack of sufficient segregation of duties during the transition to a new ERP System. During the third and fourth quarter of Fiscal 2010, we implemented a new accounting and operating software and hardware platform (“ERP System”) to upgrade and integrate the company’s operations onto a common, state-of-the-art ERP System.   The new ERP System is projected to provide management with improved data gathering, processing, retrieval and analysis on a more timely and cost effective basis than its prior methods and systems.  The installation and transition period of the new ERP System was from June to December 2010.

However, during the transition period, certain personnel had significant access to and certain initial processing responsibilities within the ERP System as part of the installation, integration testing, launch, shakedown and training processes.  Specifically, such personnel had access to certain processing functions within the various software applications whereby they could, enter, process, record and report transactions without our customary level of segregation of duties.  Although there was significant oversight by management during the transition period, there were limited, appropriately trained staff available to provide adequate separation of duties during the transition period.

As a consequence of the above, management has determined that during this period of transition, there was inadequate separation of duties which is deemed a control deficiency and a material weakness.

Remediation Plan for Material Weaknesses
Management is making progress on its remediation plan for the segregation of duties which includes (i) the completion of the personnel training of each aspect of the ERP System such personnel would be responsible for (i.e. entering, processing, recording or reporting), (ii) designate and document specific personnel assess rights, roles and responsibilities within the ERP System and (iii) eliminate the ability of an individual to have the ability to enter, process, record and report transactions.

Additionally, management continues to seek and review the underlying documentation of the Company for significant agreements, contracts, transactions and other material commitments entered into by the Company.

Though management has implemented a series of remediation actions as noted above, there was insufficient time to fully evaluate the effectiveness of these actions prior to the end of Fiscal 2010.  However, we believe that these measures, if effectively implemented and maintained, will remediate the material weaknesses discussed above.

Changes in Internal Control Over Financial Reporting
We are currently undertaking a number of measures to remediate the material weaknesses discussed above.  Those measures, described under “Remediation Plan for Material Weaknesses,” implemented during the third and fourth quarter of Fiscal 2009 as it related to documentation review and the fourth quarter of Fiscal 2010 regarding the segregation of duties, will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.  In addition, our new ERP System is designed to further enhance our operational and internal controls, our system of financial reporting and improve our general operational efficiencies.  Although our basic internal control system has not and will not change as a direct consequence of our the implementation of the ERP System, we believe that our ERP System provides significant improvement to our financial and operational visibility further consolidating and streamlining our operations while providing significantly more relevant, easy to assess data to manage our day-to-day operations.  Other than as described above, there have been no changes in our internal control over financial reporting during Fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Upon the recommendation of our Compensation Committee, our Chief Executive Officer has agreed to accept his Fiscal 2010 cash bonus (see below) in shares of restricted stock of the Company, provided that the amendments to our 2010 Equity Compensation Plan are ratified by our stockholders at the 2011 Annual Meeting of Stockholders.  Our Chief Executive Officer, Mr. Karkus, has also expressed a willingness to our Compensation Committee to receive shares of restricted stock in lieu of the cash compensation for salary payable to him pursuant to the terms of his employment agreement with the Company.  Any such stock grants to Mr. Karkus in lieu of cash compensation could only occur following (i) the ratification by stockholders of the proposed amendments to the 2010 Equity Compensation Plan and (ii) the approval of such arrangements by our Compensation Committee.

On March 10, 2011, our Compensation Committee approved bonuses for our named executive officers with respect to 2010 performance.  The Compensation Committee awarded Ted Karkus a $150,000 bonus to be paid in shares of our stock, but such award may not be issued until stockholders ratify proposed amendments to our 2010 Equity Compensation Plan contained in proposal 3 of our 2011 Proxy Statement. If stockholders do ratify the amendments to the plan, at our annual shareholders meeting to be held on April 21, 2011, the value of the shares to be issued to Mr. Karkus will be calculated based on the average closing price of the Company’s shares for the last five (5) trading days prior to the issuance date.  If stockholders do not ratify the amendments to the plan, the bonus will be paid to Mr. Karkus in cash.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference to the 2011 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2011 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits:
3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A filed on April 4, 1997)

3.2	Certificate of Amendment to the Articles of Incorporation effective May 5, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 10, 2010).

3.3	By-laws of the Company as amended and restated effective August 18, 2009, (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 18, 2009)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).

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

10.11
Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on March 24, 2010)

10.12
Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 24, 2010)

10.13	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 24, 2010)

10.14
Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 24, 2010)

10.15	Share Transfer Restriction Agreement, dated March 22, 2010, between the Company, and Phosphagenics Limited. (incorporated by reference to Exhibit 10.15 of Form 10-K filed on March 24, 2010)

10.16*	2010 Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.17 *	2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit C of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.18*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 10, 2010).

10.19*	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on May 10, 2010).

10.20*	Form of Option Agreement pursuant to 2010 Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 10, 2010).

10.21*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 10, 2010).

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm, dated March 15, 2011.

23.2**	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm, dated March 24, 2010.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   *  Indicates a management contract or compensatory plan or arrangement
**   Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.
Registrant

Date:	March 15, 2011	By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial and Accounting Officer

By:	/s/Ted Karkus	By:	/s/Robert V. Cuddihy, Jr.
Ted Karkus		Robert V. Cuddihy, Jr.
Chairman of the Board and		Chief Operating Officer and Interim Chief
Chief Executive Officer		Financial Officer

Date:	March 15, 2011

Directors

/s/Mark Burnett
Mark Burnett

/s/Mark Frank		/s/Louis Gleckel
Mark Frank		Louis Gleckel

/s/Mark Leventhal		/s/James McCubbin
Mark Leventhal		James McCubbin

Date:	March 15, 2011