Form 10-Q
period 2011-03-31
ProPhase Labs, Inc.
filed 2011-05-13
CIK 868278

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2011

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

Large accelerated filer   ☐          Accelerated filer   ☐           Non-accelerated filer   ☐           Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2011
Common Stock, $0.0005 par value	15,216,816

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	March 31, 2011	December 31, 2010

ASSETS
Cash and cash equivalents (Note 2)	$9,586	$8,232
Accounts receivable, net of doubtful accounts of $11 and $13 respectively (Note 2)	2,506	4,821
Inventory, net (Note 2)	1,345	1,682
Prepaid expenses and other current assets	600	883
Assets held for sale (Note 2)	-	138
Total current assets	14,037	15,756

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation of $3,486 and $3,389, respectively (Note 2)	2,275	2,362
	$19,889	$21,695

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$314	$489
Accrued royalties (Note 4)	3,524	3,524
Accrued advertising and other allowances	2,754	3,524
Other current liabilities	766	698
Total current liabilities	7,358	8,235

Commitments and contigencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 19,395,930 and 19,353,672 shares, respectively (Note 5)	10	10
Additional paid-in-capital	40,711	40,627
Accumulated deficit	(3,002)	(1,989)
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
Total stockholders' equity	12,531	13,460
	$19,889	$21,695

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010

Net sales (Note 2)	$3,166	$1,976

Cost of sales (Note 2)	1,172	806

Gross profit	1,994	1,170

Operating expenses:
Sales and marketing	1,555	734
Administration	1,245	1,412
Research and development	219	88
	3,019	2,234

Loss from operations	(1,025)	(1,064)

Interest and other income	12	2

Loss from operations before income taxes	(1,013)	(1,062)

Income tax (benefit) (Note 6)	-	-

Net loss	$(1,013)	$(1,062)

Basic and diluted loss per share:
Loss from operations	$(0.07)	$(0.08)
Net loss	$(0.07)	$(0.08)

Weighted average common shares outstanding:
Basic	14,744	13,183
Diluted	14,744	13,183

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of
Stockholders’ Equity
(in thousands, except share data)
(unaudited)

			Additional
	Common Stock	Par	Paid-In	Accumulated	Treasury
	Shares	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2010	14,707,619	$10	$40,627	$(1,989)	$(25,188)	$13,460

Net loss				(1,013)		(1,013)

Share-based compensation expense			30			30
Common stock granted pursuant to an employment agreement	9,968	-	13	-	-	13

Common stock granted pursuant to a compensation plan	32,290	-	41	-	-	41

Balance at March 31, 2011	14,749,877	$10	$40,711	$(3,002)	$(25,188)	$12,531

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash Flows from operating activities:
Net loss	$(1,013)	$(1,062)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	97	82
Share-based compensation expense	84	23
Gain on sale of assets	(28)	-
Sales discounts and provision for bad debts	(31)	(108)
Inventory valuation provision	-	(638)
Changes in operating assets and liabilities:
Accounts receivable	2,346	2,350
Inventory	337	909
Accounts payable	(175)	(402)
Accrued advertising and other allowances	(770)	(150)
Other operating assets and liabilities, net	351	73
Net cash provided by operating activities	1,198	1,077

Cash flows from investing activities:
Capital expenditures	(10)	(45)
Proceeds from the sale of fixed assets	166	-
Acquisition of product license	-	(1,000)
Cash contributed to Phusion Laboratories, LLC	-	(500)
Net cash flows provided by (used in) investing activities	156	(1,545)

Cash flows from financing activities:
Proceeds from exercise of stock options	-	19
Net cash provided by financing activities	-	19

Net increase (decrease) in cash and cash equivalents	1,354	(449)

Cash and cash equivalents at beginning of period	8,232	12,801

Cash and cash equivalents at end of period	$9,586	$12,352

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$51

Common stock issued to Phosphagenics Limited pursuant to a product license agreement	$-	$2,577

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three months ended March 31, 2011 and 2010, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

We use a December 31 year-end for financial reporting purposes.  References herein to the fiscal year ended December 31, 2011 shall be the term “Fiscal 2011” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Our financial statements for the three months ended March 31, 2010 and the balance sheet at December 31, 2010 have been reclassified to conform to our current period ended March 31, 2011 presentation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of operating results that may be achieved over the course of the full year.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Seasonality of the Business
Our net sales are derived principally from our OTC cold remedy products.  Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We generally experience in the fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote our products during the cold season.  Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines and retail customers balance their inventory positions as cold season consumer demand subsides.  We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

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

Our primary product, Cold-EEZE®, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE®, we market and distribute Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy children OTC cold remedies (“Kids-EEZE® Products”).   We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010.  We also manufacturer, market and distribute an organic cough drop and a Vitamin C supplement (“Organix”).  Each of the Kids-EEZE® Products and Organix® products do carry shelf-life expiration dates for which we aggregate such new product market experience data and update its sales returns and allowances estimates accordingly.  Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, inventory valuation reserves are established.  The condensed consolidated financial statements include a specific reserve for excess or obsolete inventory of approximately $1.1 million and $1.1 million as of March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011 and December 31, 2010, inventory included raw material, work in progress and packaging amounts of $672,000 and $742,000, respectively, and finished goods of $673,000 and $940,000, respectively.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - twenty to thirty-nine years; machinery and equipment - three to seven years; computer software - three years; and furniture and fixtures – five years.

Concentration of Risks
Future revenues, costs, margins, and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC drug, personal care or other products in order to continue to compete on a national level and/or international level.

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

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2011, our cash balance was $9.6 million and bank balance was $9.9 million.  Of the total bank balance, $2.9 million was covered by federal depository insurance and $7.0 million was uninsured.

Trade accounts receivable potentially subjects us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores.  These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  Customers comprising the five largest accounts receivable balances represented 42% and 51% of total trade receivable balances at March 31, 2011 and December 31, 2010, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Our revenues are principally generated from the sale of OTC cold remedy products which approximated 96% and 94% of total revenues for the three months ended March 31, 2011 and 2010, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.  For the three months ended March 31, 2011 and 2010, effectively all of our net sales were related to domestic markets.

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

Fair value is based on the prices that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, a three-tier fair value hierarchy prioritizes the inputs used to measure fair value. These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs for which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The fair value of the reported Assets Held For Sale at December 31, 2010 of $138,000 was arrived at through bids generated from interested third party purchasers and guidance from a third party real estate advisor thereby relating to Level 3 fair value hierarchy.  In February 2011, we derived net proceeds from the sale of these assets of $166,000.

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

As of March 31, 2011 and December 31, 2010, we included a provision for sales allowances of $78,000 and $106,000, respectively, which are reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $11,000 and $13,000 as of March 31, 2011 and December 31, 2010, respectively.  Additionally, accrued advertising and other allowances as of March 31, 2011 include $1.4 million for estimated future sales returns, $1.1 for cooperative incentive promotion costs and $323,000 for certain other advertising and marketing promotions.  As of December 31, 2010 accrued advertising and other allowances include $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions.

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

Stock options for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees.  Options and warrants are exercisable during a period determined by us, but in no event later than ten years from the date granted.  For the three months ended March 31, 2011 and 2010, we charged to operations an aggregate of $84,000 and $23,000, respectively, for share-based compensation expense for the grant of stock and stock options pursuant to our stock option plans (see Note 5) and certain employment arrangements.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Variable Interest Entity
The Joint Venture, of which we own a 50% membership interest since March 22, 2010, qualifies as a variable interest entities (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended March 31, 2011 and 2010 were $1.6 million and $863,000, respectively.  Included in prepaid expenses and other current assets was zero and $189,000 at March 31, 2011 and December 31, 2010, respectively, relating to prepaid advertising and promotion expense.

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended March 31, 2011 and 2010 were $219,000 and $88,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

As a result of our continuing tax losses, we have recorded a full valuation allowance against a net deferred tax asset.  Additionally, we have not recorded a liability for unrecognized tax benefits.  The tax years 2004 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC.

On March 22, 2010, the Company, PSI Parent, PSI and the Joint Venture entered into the LLC Agreement of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC. – continued

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been established), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis.  At March 31, 2011, cash and equivalents includes $425,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Our initial determination is that the Joint Venture qualifies as a VIE.  As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  Since inception and including the three months ended March 31, 2011, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until later in Fiscal 2011.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.  At March 31, 2011, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 12 years which we will begin amortizing the cost of intangible asset once production commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of March 31, 2011, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license but we do not project that any OTC drug products will be available for shipment within the next twelve months.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Commitments and Contingencies

We have maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007.  However, we and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded.  The amount accrued for this expense at each of March 31, 2011 and December 31, 2010 is $3.5 million.

We have estimated future obligations over the next five years, including the remainder of Fiscal 2011, as follows (in thousands):

Fiscal Year	Employment Contracts	Total
2011	$806	$806
2012	806	806
2013	-	-
2014	-	-
2015
Total	$1,612	$1,612

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Equity Compensation Plans
Our shareholders have approved and we maintain three different equity compensation plans, (i) The 1997 Option Plan, as amended, (the “1997 Plan”), (ii) the 2010 Equity Compensation Plan, as amended, (the “2010 Plan”) and (iii) the 2010 Directors Equity Compensation Plan (the “Directors’ Plan”), together known as our “Equity Compensation Plans”.

The 1997 Plan, which was amended in 2005, provided for the granting of up to 4.5 million shares of Common Stock.  Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock.   At December 31, 2009, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document.  Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted.  At March 31, 2011, there are 317,750 options outstanding with various expiration dates ranging from May 2011 through December 2015, depending upon the date of grant.

The 2010 Plan provides that the total number of shares of Common Stock, as adjusted, that may be issued is equal to an aggregate of 1.8 million shares.  All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan.  Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Plan.  At March 31, 2011, there are 982,000 options outstanding and subject to vesting over a three to six year period under the 2010 Plan.   At March 31, 2011, 45,500 of such options have vested and 936,500 options are subject to vesting.  At March 31, 2011, we charged to operations $30,000 in share-based compensation expense for the aggregate fair value of the stock grants and vested stock options issued. There was no share-based compensation expense related to the 2010 Plan for the three month ended March 31, 2010.  At March 31, 2011, there are 818,000 options available for future grant (see below).

The primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash.   The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 250,000.  For the three months ended March 31, 2011, we issued 32,290 shares of our Common Stock valued at $40,500 for director compensation.  There was no share-based compensation expense related to the 2010 Directors’ Plan for the three month ended March 31, 2010.  At March 31, 2011, there are 150,085 options available for future grant.

Stock Option Exercise and Stock Grants
During the three months ended March 31, 2011 no options were exercised. For the three months ended March 31,  2010, we derived net proceeds of $19,000 as a consequence of the exercise of options to acquire 15,000 shares of our Common Stock.  Additionally, for the three months ended March 31, 2011, we issued in the form of a grant 9,968 shares of Common Stock pursuant to the terms of an employment agreement.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Additional Stock Grants
On April 21, 2011, the Compensation Committee of the Board of Directors approved an amendment to Chief Executive Officer Ted Karkus’ employment agreement, dated August 19, 2009 (the “Amendment”) to lower his annual salary by $150,000 (or $12,500 per month) in exchange for a grant of restricted stock equal in value to the salary reduction. Pursuant to the Amendment, Mr. Karkus’ annual base salary was decreased from $750,000 per year to $600,000 per year, effective May 1, 2011 thru July 15, 2012, which is the end of the term of his employment agreement, as amended.  The Amendment also provided Mr. Karkus with a restricted stock grant under the 2010 Plan equal to $12,500 of shares per month thru the end of the term (14.5 months), which was made in an upfront grant of 161,830 shares, subject to certain future vesting conditions.  The grant was made on April 21, 2011, and the amount of the shares issued to Mr. Karkus was calculated based on the average closing price of our Common Stock for the last five (5) trading days prior to and including the issuance date of April 21, 2011.

In addition, on April 21, 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 133,928 shares of Common Stock under the 2010 Plan as payment for his Fiscal 2010 bonus.  Mr. Karkus agreed to accept his Fiscal 2010 cash bonus of $150,000 in shares of our Common Stock.  Furthermore, Mr. Karkus agreed to convert into shares of our Common Stock $144,000 of deferred compensation owed to him thru April 2011, resulting in an issuance of 128,571 shares under the 2010 Plan. The amount of these shares issued to Mr. Karkus was calculated based on the average closing price of the Company’s shares for the last five (5) trading days prior to and including the issuance dates of April 21, 2011.

As a consequence of the above stock grants pursuant to the 2010 Plan, at April 21, 2011 there are 393,671 options or stock which remain available for future grant.

Note 6 – Income Taxes

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Income Taxes – continued

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset our current income tax expense.  As of December 31, 2010, we had net operating loss carry-forwards of approximately $28.7 million for federal purposes that will expire beginning in Fiscal 2018 through 2030.  Additionally, there are net operating loss carry-forwards of $19.9 million for state purposes that will expire beginning Fiscal 2018 through 2030.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at March 31, 2011 and December 31, 2010.  As of March 31, 2011 and December 31, 2010, we have no unrecognized tax benefits.

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

Note 7 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2011 and 2010 were 1,349,750 and 1,449,750, respectively.

For the three months ended March 31, 2011 and 2010 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended March 31, 2011 and 2010, there were 254,253  and 86,000  Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2011			March 31, 2010
	Income	Shares	EPS	Loss	Shares	EPS

Basic loss per share	$(1,013)	14,744	$(0.07)	$(1,062)	13,183	$(0.08)

Dilutives:
Options/Warrants	-	-	-	-	-	-

Diluted loss per share	$(1,013)	14,744	$(0.07)	$(1,062)	13,183	$(0.08)

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three months ended March 31, 2011 and 2010, our revenues from continuing operations have come principally from our cold remedy products.

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

The manufacturing, processing, formulation, packaging, labeling and advertising of our OTC cold remedy products are subject to regulation by several federal agencies, including (i) the FDA, (ii) the Federal Trade Commission (“FTC”), (iii) the Consumer Product Safety Commission, (iv) the United States Department of Agriculture, (v) the United States Postal Service, (vi) the United States Environmental Protection Agency and (vii) the United States Occupational Safety and Health Administration.

In addition to OTC and prescription drug products, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements and cosmetics.  The FTC also has overlapping jurisdiction with the FDA to regulate the promotion and advertising of vitamins, OTC drugs, cosmetics and foods.  In addition, certain of our OTC cold remedy products are homeopathic remedies which are subject to standards established by the Homeopathic Pharmacopoeia of the United States (“HPUS”).  HPUS sets the standards for source, composition and preparation of homeopathic remedies which are officially recognized under the Federal Food, Drug and Cosmetics Act, as amended.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization.  Prior to any new product being available for sale, substantial resources will have to be committed to commercialize a product which may include research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval.  We face significant technological risks inherent in developing these products.  The Joint Venture may require additional capital and/or may be subject to delays and/or ultimately unable to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary TPMTM technology (“TPM”) that exploit certain compounds that embody the TPM for use in a product combining one or more of such compounds with an OTC drug.  The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our OTC drug, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions.  As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable.  Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Our primary product, Cold-EEZE®, utilizes a proprietary formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE®, we market and distribute Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy children OTC cold remedies (“Kids-EEZE® Products”).   We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010.  We also manufacturer, market and distribute an organic cough drop and a Vitamin C supplement (“Organix”).  Each of the Kids-EEZE® Products and Organix® products do carry shelf-life expiration dates for which we aggregate such new product market experience data and update its sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, the monitoring of current occurrences, developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented are also performed.

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

As of March 31, 2011 and December 31, 2010, we included a provision for sales allowances of $78,000 and $106,000, respectively, for other allowances which is reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of March 31, 2011 include $1.4 million for estimated future sales returns and $1.1 million for cooperative incentive promotion costs and $323,000 for certain other advertising and marketing promotions.  As of December 31, 2010, accrued advertising and other allowances included $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $11,000 and $13,000 as of March 31, 2011 and December 31, 2010, respectively.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

A one percent deviation for these Sales Allowance provisions for the three months ended March 31, 2011 and 2010 would affect net sales by approximately $37,000 and $25,000, respectively.

Income Taxes
As of December 31, 2010, we have net operating loss carry-forwards of approximately $28.7 million for federal purposes that will expire beginning in Fiscal 2018 through Fiscal 2030.  Additionally, there are net operating loss carry-forwards of $19.9 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2030.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial marketing and research and development costs.

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

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended March 31, 2011 as Compared to the Three Months Ended March 31, 2010

For the three months ended March 31, 2011, net sales were $3.2 million as compared to $2.0 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, net sales of OTC cold remedy products were $3.0 million as compared to net sales of $1.9 million for three months ended March 31, 2010.  For the three months ended March 31, 2011 and 2010, our contract manufacturing operations generated net sales to third party customers of $148,000 and $116,000, respectively.

Net sales of OTC cold remedy products increased $1.1 million for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 due principally to an increase in shipments to retailers from period to period.   Data suggests that the highest incidence of upper respiratory disorders for the 2010-2011 Cold Season occurred principally from December 2010 to February 2011 as compared to the 2009-2010 Cold Season when such incidences occurred principally from October 2009 to December 2009.  As a consequence, the timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products was affected by the change in the timing and the comparative severity of the respective cold season as well as the effects of our expanded marketing efforts to increase consumer awareness and to influence purchase decisions.    Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cost of sales for the three months ended March 31, 2011 were $1.2 million as compared to $806,000 for the three months ended March 31, 2010.  Our sales increased 60.2% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 and we realized a gross margin of 63.0% and 59.2%, respectively.  Our increase of 3.8% in gross margin is principally due to an increase in the absorption rate of fixed production overhead costs as a percentage of revenues as a consequence of increased shipments to retailers.  Gross margins are influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended March 31, 2011 increased $821,000 to $1.6 million as compared to $734,000 for the three months ended March 31, 2010.  The increase in sales and marketing expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was principally due to an increase in the scope, timing and cost of our marketing campaigns for the 2010 – 2011 Cold Season and we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the three months ended March 31, 2011 decreased $167,000 to $1.2 million as compared to $1.4 million for the three months ended March 31, 2010.  The decrease in general and administration expense for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was principally due to a decrease in personnel expense.

Research and development costs during the three months ended March 31, 2011 increased $131,000 to $219,000 as compared to $88,000 for the three months ended March 31, 2010.  The increase of $131,000 in research and development costs for the three months ended March 31, 2011 period as compared to the three months ended March 31, 2010 was due to an increase in activity and related development costs incurred to expand our OTC cold remedy product offerings.   In February 2011, we introduced to the retail trade an offering of a new product, Cold-EEZE® Oral Spray, an oral delivery application of our proprietary cold remedy formula of zinc gluconate glycine.   The Cold-EEZE® Oral Spray cold remedy is expected to start shipping to retailers the third and/or fourth quarter of Fiscal 2011.  Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended March 31, 2011 was $12,000 as compared to $2,000 for the three months ended March 31, 2010.  The increase of $10,000 for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 was principally the result of the allocation of funds into interest bearing accounts.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2011, was $1.0 million or $0.07 per share, as compared to a net loss of $1.1 million, or $0.08 per share, for the three months ended March 31, 2010.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2011 were $9.6 million as compared to $8.2 million at December 31, 2010.  Our working capital was $6.7 million and $7.5 million as of March 31, 2011 and December 31, 2010, respectively.  Changes in working capital for the three months ended March 31, 2011 were primarily due to (i) cash provided by operations of $1.2 million and (ii) proceeds from sale of assets of $166,000.  Significant factors impacting our working capital for the three months ended March 31, 2011 were the net effects of (i) a decrease to accounts receivable and inventory levels, offset by, (ii) a decrease in accrued advertising.

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

Management believes that cash generated from operations, along with our current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months.  However, in the longer term, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture, (v) venture investments or acquisitions and/or (vi) support current operations.  Since late Fiscal 2008, there has been volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current uncertain economic environment.  These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

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

Capital Expenditures

Capital expenditures during the remainder of Fiscal 2011 are not expected to be material.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Recently Issued Accounting Standards

In November 2008, the Securities and Exchange Commission issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). Under the proposed roadmap, we could be required in fiscal 2014 to prepare financial statements in accordance with IFRS. The SEC will make a determination in 2011 regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

•
The ability of our Joint Venture to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and

•	Other risks identified in this Report.

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2010, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements.  Our forward-looking statements speak only as the date of this Report.  We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report.  Based on the remediation efforts implemented by management during the three months ended March 31, 2011, as discussed below under the heading “Successful Implementation and Remediation of Material Weaknesses as of March 31, 2011”, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are now effective at the reasonable assurance level as of the end of the period covered by this Report.

Material Weaknesses
As of December 31, 2010 and as a consequence of management’s review of its then effectiveness of the design and operation of the disclosure controls and procedures, management made a determination of the existence of material weaknesses and our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by its report as of December 31, 2010.  A material weakness is a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Material Weakness – Control Environment at December 31, 2010
Lack of documentation and/or the availability of documentation or records in the Company’s files of business transactions, contracts and/or evaluations engaged by the Company.  As new management was installed in Fiscal 2009 by the Board of Directors, it was discovered during the second quarter of Fiscal 2009 that the Company was either missing or lacked pertinent information regarding its operations, including but not limited to certain business commitments to product supply agreements, advertising programs, product placement initiatives and other promotional initiatives, and asset sales.  As a consequence of this lack of documentation or availability of documentation or records, management has concluded that this control deficiency constituted a material weakness.

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

As a consequence of the above, management determined that during this period of transition, there was inadequate separation of duties which is deemed a control deficiency and a material weakness.

 Successful Implementation and Remediation of Material Weaknesses as of March 31, 2011
Lack of Documentation: Our new executive management has been in place for two full Cold Seasons (approximately twenty months).  During such time, it has met with each of its retail customers, significant suppliers, associates, and professional service providers, among others, and has performed various independent research regarding the historical practices and transactions engaged by us.  Based upon these procedures, the receipt of certain copies of documents previously not on file with the Company, our own diligence and further research, and the passage of time, management believes that it currently has the pertinent information regarding its operations to properly conduct its operations and process, record, summarize and report timely the financial and other material information of the Company required to be disclosed.

Segregation of Duties: Management has completed its remediation for the segregation of duties which included (i) the completion of the personnel training of each aspect of the ERP System such personnel would be responsible for (i.e. entering, processing, recording or reporting), (ii) designating and document specific personnel access rights, roles and responsibilities within the ERP System and (iii) eliminating the ability of an individual to have the ability to enter, process, record and report transactions.

We believe that the above remediation measures have been effectively implemented and maintained and therefore have effectively remediated as of March 31, 2011 the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

Item 1A.  Risk Factors.

Not applicable

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

Date: May 12, 2011

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 12, 2011