Form 10-Q
period 2011-06-30
ProPhase Labs, Inc.
filed 2011-08-12
CIK 868278

FORM 10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T  during the preceding  12 months (or shorter period that the registration was required to submit and post such files).     Yes x    No  o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, "accelerated filer”, “non-accelerated filer"  and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2011
Common Stock, $0.0005 par value	15,281,146

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents (Note 2)	$8,743	$8,232
Accounts receivable, net of doubtful accounts of $10 and $13 respectively (Note 2)	1,162	4,821
Inventory, net (Note 2)	1,594	1,682
Prepaid expenses and other current assets	298	883
Assets held for sale (Note 2)	-	138
Total current assets	11,797	15,756

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation of $3,583 and $3,389, respectively (Note 2)	2,372	2,362
	$17,746	$21,695
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$131	$489
Accrued royalties (Note 4)	3,524	3,524
Accrued advertising and other allowances	1,802	3,524
Other current liabilities	331	698
Total current liabilities	5,788	8,235

Commitments and contingencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 19,862,869 and 19,353,672 shares, respectively (Note 5)	10	10
Additional paid-in-capital	41,112	40,627
Accumulated deficit	(3,976)	(1,989)
Treasury stock, at cost, 4,646,053 and 4,646,053 shares, respectively	(25,188)	(25,188)
Total stockholders' equity	11,958	13,460
	$17,746	$21,695

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net sales (Note 2)	$1,744	$1,131	$4,910	$3,107

Cost of sales (Note 2)	848	660	2,020	1,466

Gross profit	896	471	2,890	1,641

Operating expenses:
Sales and marketing	663	780	2,218	1,514
Administration	1,040	1,819	2,285	3,231
Research and development	176	150	395	238
	1,879	2,749	4,898	4,983

Loss from operations	(983)	(2,278)	(2,008)	(3,342)

Interest and other income	9	24	21	26

Loss before income taxes	(974)	(2,254)	(1,987)	(3,316)

Income tax (benefit) (Note 6)	-	-	-	-

Net loss	$(974)	$(2,254)	$(1,987)	$(3,316)

Basic and diluted loss per share:
Loss from operations	$(0.06)	$(0.15)	$(0.13)	$(0.24)
Net loss	$(0.06)	$(0.15)	$(0.13)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	14,990	14,593	14,864	13,896

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of
Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Treasury Stock	Total
Balance at December 31, 2010	14,707,619	$10	$40,627	$(1,989)	$(25,188)	$13,460

Net loss		-	-	(1,987)	-	(1,987)

Share-based compensation expense		-	60	-	-	60

Common stock granted pursuant to employment agreements	444,347	-	344	-	-	344

Common stock granted pursuant to a compensation plan	64,850	-	81	-	-	81

Balance at June 30, 2011	15,216,816	$10	$41,112	$(3,976)	$(25,188)	$11,958

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash Flows from operating activities:
Net loss	$(1,987)	$(3,316)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	194	167
Share-based compensation expense	191	35
Gain on sale of asset	(28)	-
Sales discounts and provision for bad debts	(54)	(105)
Inventory valuation provision	(20)	(823)
Changes in operating assets and liabilities:
Accounts receivable	3,713	2,849
Inventory	108	1,075
Accounts payable	(358)	(476)
Accrued advertising and other allowances	(1,722)	(255)
Other operating assets and liabilities, net	512	194
Net cash provided by (used in) operating activities	549	(655)
Cash flows from investing activities:
Capital expenditures	(204)	(116)
Proceeds from the sale of fixed assets	166	-
Acquisition of product license	-	(1,000)
Net cash flows used in investing activities	(38)	(1,116)
Cash flows from financing activities:
Proceeds from exercise of stock options	-	133
Net cash provided by financing activities	-	133

Net increase (decrease) in cash and cash equivalents	511	(1,638)

Cash and cash equivalents at beginning of period	8,232	12,801
Cash and cash equivalents at end of period	$8,743	$11,163

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$-

Common stock issued to Phosphagenics Limited pursuant to a product license agreement	$-	$2,577

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and six months ended June 30, 2011 and 2010, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

Our balance sheet at December 31, 2010 has been reclassified to conform to our current period ended June 30, 2011 presentation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, an inventory write-down to market (adjusted basis) is charged to operations in the applicable period.  At June 30, 2011 and December 31, 2010, inventory included raw material, work in progress and packaging amounts of $592,000 and $742,000, respectively, and finished goods of $1.0 million and $940,000, respectively.

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2011, our cash balance was $8.7 million and bank balance was $9.1 million.  Of the total bank balance, $902,000 was covered by federal depository insurance and $8.2 million was uninsured.

Trade accounts receivable potentially subjects us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores.  These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  Customers comprising the five largest accounts receivable balances represented approximately 47% and 51% of total trade receivable balances at June 30, 2011 and December 31, 2010, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 94% and 95% of total revenues for the six months ended June 30, 2011 and 2010, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.  For the three and six months ended June 30, 2011 and 2010, effectively all of our net sales were related to domestic markets.

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

As of June 30, 2011 and December 31, 2010, we included a provision for sales allowances of $54,000 and $106,000, respectively, which are reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $10,000 and $13,000 as of June 30, 2011 and December 31, 2010, respectively.  Additionally, accrued advertising and other allowances as of June 30, 2011 include $1.1 million for estimated future sales returns, $537,000 for cooperative incentive promotion costs and $159,000 for certain other advertising and marketing promotions.  As of December 31, 2010 accrued advertising and other allowances included $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Stock options for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees.  Options are exercisable during a period determined by us, but in no event later than ten years from the date granted.  For the three months ended June 30, 2011 and 2010, we charged to operations an aggregate of $107,000 and $13,000, respectively, for share-based compensation expense for the grant of stock and stock options pursuant to our stock option plans and certain employment arrangements (see Note 5).  For the six months ended June 30, 2011 and 2010, we charged to operations an aggregate of $191,000 and $35,000, respectively, for share-based compensation expense for the grant of stock and stock options pursuant to our stock option plans and certain employment arrangements

Variable Interest Entity

The Joint Venture, of which we own a 50% membership interest since March 22, 2010, qualifies as a variable interest entities (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended June 30, 2011 and 2010 were $555,000 and $633,000, respectively. Advertising and incentive promotion costs incurred for the six months ended June 30, 2011 and 2010 were $2.2 million and $1.4 million, respectively. Included in prepaid expenses and other current assets was zero and $189,000 at June 30, 2011 and December 31, 2010, respectively, relating to prepaid advertising and promotion expense.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended June 30, 2011 and 2010 were $176,000 and $150,000, respectively.  Research and development costs for the six months ended June 30, 2011 and 2010 were $395,000 and $238,000, respectively.  Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

Recently Issued Accounting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). The proposed roadmap has since been superseded by an SEC work plan and no date is currently proposed that we could be required to prepare financial statements in accordance with IFRS. The SEC has targeted late 2011 to make a determination regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis.  At June 30, 2011, cash and equivalents includes $425,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC. – continued

Our initial determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary.  As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  Since inception and including the six months ended June 30, 2011, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until later in Fiscal 2011.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.  At June 30, 2011, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 11 years which we will begin amortizing the cost of intangible asset once production commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of June 30, 2011, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license but we do not project that any OTC drug products will be available for shipment within the next twelve months.

Note 4 – Commitments and Contingencies

We have maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007.  However, we and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded.  The amount accrued for this expense at each of June 30, 2011 and December 31, 2010 is $3.5 million.

We have estimated future obligations over the next five years, including the remainder of Fiscal 2011, as follows (in thousands):

Fiscal Year	Employment Contracts	Total
2011	$538	$538
2012	1,075	1,075
2013	-	-
2014	-	-
2015
Total	$1,613	$1,613

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

The 1997 Plan, which was amended in 2005, provided for the granting of up to 4.5 million shares of Common Stock.  Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock.   At December 31, 2009, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document.  Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted.  At June 30, 2011, there are 207,250 options outstanding under the 1997 Plan with various expiration dates ranging from October 2011 through December 2015, depending upon the date of grant.

The 2010 Plan provides that the total number of shares of Common Stock, as adjusted, that may be issued is equal to an aggregate of 1.8 million shares.  All of our employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan.  Consultants and advisors who perform services for us are also eligible to participate in the 2010 Plan.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Stock Options and Stock Grants Pursuant to Equity Compensation Plans

On April 21, 2011, the Compensation Committee of the Board of Directors approved an amendment to Chief Executive Officer Ted Karkus’ employment agreement, dated August 19, 2009 (the “Amendment”) to lower his annual salary by $150,000 (or $12,500 per month) in exchange for a grant of restricted stock equal in value to the salary reduction.  Pursuant to the Amendment, Mr. Karkus’ annual base salary was decreased from $750,000 per year to $600,000 per year, effective May 1, 2011 thru July 15, 2012, which is the end of the term of his employment agreement, as amended.  As a consequence of the Amendment, a restricted stock grant under the 2010 Plan equal to $12,500 of shares per month thru the end of the term (14.5 months).  The restricted stock grant was made in an upfront grant of 161,830 shares, subject to certain future vesting conditions, at a value of $181,000 as of the grant date.  The grant was made on April 21, 2011, and the amount of the shares issued was calculated based on the average closing price of our Common Stock for the last five (5) trading days prior to and including the issuance date of April 21, 2011. For the three months ended June 30, 2011, we have charged to operations $25,000 as share-based compensation expense for the restricted stock grant and we have unrecognized compensation expense of $156,000 at June 30, 2011 that will be charged to operations in equal monthly installments of $12,500 over the remaining vesting period ending July 15, 2012.

In addition, on April 21, 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 133,928 shares of Common Stock under the 2010 Plan as payment for his Fiscal 2010 bonus.  Mr. Karkus agreed to accept his Fiscal 2010 cash bonus of $150,000 in shares of our Common Stock.  Furthermore, Mr. Karkus agreed to convert into shares of our Common Stock $144,000 of deferred cash compensation owed to him thru April 2011, resulting in an issuance of 128,571 shares under the 2010 Plan. The amount of these shares issued to Mr. Karkus was calculated based on the average closing price of the Company’s shares for the last five (5) trading days prior to and including the issuance dates of April 21, 2011.  Furthermore in May 2011, we granted to certain employees 100,000 options to acquire our Common Stock under the 2010 Plan that vest over a four year period and at carry an exercise price of $1.08 per share.

At June 30, 2011, there are 1,077,000 options outstanding and subject to vesting over a three to six year period under the 2010 Plan.   At June 30, 2011, 44,250 of such options have vested and 1,032,750 options are subject to vesting.  At June 30, 2011, there are 298,671 shares available for future grant under the 2010 Plan.  For the three months and six months ended June 30, 2011, we charged to operations $30,000 and $60,000, respectively, for share-based compensation expense relating to stock options.  At June 30, 2011, the unrecognized share-based compensation expense related to stock options granted but not vested was approximately $586,000 which will be recognized over a weighted average period of approximately 4.6 years.

The primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash.   The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 250,000.  For the three months and six months ended June 30, 2011, we issued 32,560 and 64,850 shares, respectively, of our Common Stock valued at $40,000 and $81,000, respectively, for share-based director compensation expense.  There was no share-based compensation expense related to the 2010 Directors’ Plan for the six month ended June 30, 2010.  At June 30, 2011, there are 117,525 shares available for future grant under the 2010 Directors’ Plan.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Stock Option Exercise and Other Grants

During the six months ended June 30, 2011 no options were exercised. For the six months ended June 30, 2010, we derived net proceeds of $133,000 as a consequence of the exercise of options to acquire 130,500 shares of our Common Stock.

Pursuant to the terms of Mr. Cuddihy’s, our Chief Operating Officer and Chief Financial Officer, employment agreement, Mr. Cuddihy receives an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter.  For the three months ended June 30, 2011 and 2010, Mr. Cuddihy earned 15,170 and 9,045 shares, respectively, valued each at $12,500 as share-based compensation.  For the six months ended June 30, 2011 and 2010, Mr. Cuddihy earned  25,220, and 15,295 shares, respectively, valued each at $25,000 as share-based compensation.

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset our current income tax expense.  As of December 31, 2010, we had net operating loss carry-forwards of approximately $28.7 million for federal purposes that will expire beginning in Fiscal 2018 through 2030.  Additionally, there are net operating loss carry-forwards of $19.9 million for state purposes that will expire beginning Fiscal 2018 through 2030.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at June 30, 2011 and December 31, 2010.  As of June 30, 2011 and December 31, 2010, we have no unrecognized tax benefits.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 7 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2011 and 2010 were 1,284,250 and 453,250, respectively.

For the three and six months ended June 30, 2011 and 2010 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended June 30, 2011 and 2010, there were zero and 4,109  Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.  For the six months ended June 30, 2011 and 2010, there were 150,224  and 4,814 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010			Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Income	Shares	EPS	Loss	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS
Basic loss per share	$(974)	14,990	$(0.06)	$(2,254)	14,593	$(0.15)	$(1,987)	14,864	$(0.13)	$(3,316)	13,896	$(0.24)
Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-	-	-	-
Diluted loss per share	$(974)	14,990	$(0.06)	$(2,254)	14,593	$(0.15)	$(1,987)	14,864	$(0.13)	$(3,316)	13,896	$(0.24)

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a zinc gluconate glycine product proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and six months ended June 30, 2011 and 2010, our revenues from continuing operations have come principally from our cold remedy products.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

As of June 30, 2011 and December 31, 2010, we included a provision for sales allowances of $54,000 and $106,000, respectively, for other allowances which are reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of June 30, 2011 include $1.1 million for estimated future sales returns and $537,000 for cooperative incentive promotion costs and $159,000 for certain other advertising and marketing promotions.  As of December 31, 2010, accrued advertising and other allowances included $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $10,000 and $13,000 as of June 30, 2011 and December 31, 2010, respectively.

A one percent deviation for these Sales Allowance provisions for the three months ended June 30, 2011 and 2010 would affect net sales by approximately $21,000 and $15,000, respectively. A one percent deviation for these Sales Allowance provisions for the six months ended June 30, 2011 and 2010 would affect net sales by approximately $59,000 and $40,000, respectively.

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

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended June 30, 2011 as Compared to the Three Months Ended June 30, 2010

For the three months ended June 30, 2011, net sales were $1.7 million as compared to $1.1 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, net sales of OTC cold remedy products were $1.5 million as compared to net sales of $1.0 million for three months ended June 30, 2010.  For the three months ended June 30, 2011 and 2010, our contract manufacturing operations generated net sales to third party customers of $197,000 and $96,000, respectively.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net sales of OTC cold remedy products increased $513,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 due principally to an increase in shipments to retailers from period to period.   Data suggests that the highest incidence of upper respiratory disorders for the 2010-2011 Cold Season occurred principally from December 2010 to February 2011 as compared to the 2009-2010 Cold Season when such incidences occurred principally from October 2009 to December 2009.  As a consequence, the timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products was affected by the change in the timing and the comparative severity of the respective cold season as well as the effects of our expanded marketing efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the three months ended June 30, 2011 were $848,000 as compared to $660,000 for the three months ended June 30, 2010.  Our sales increased 54.2% during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 and we realized a gross margin of 51.4% and 41.7%, respectively.  Our increase of 9.7% in gross margin is principally due to the net effect of (i) an increase in the absorption rate of fixed production overhead costs as a percentage of revenues as a consequence of increased shipments to retailers, offset by (ii) an increase in raw ingredient and packaging costs.  Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2011 decreased $117,000 to $663,000 as compared to $780,000 for the three months ended June 30, 2010.  The decrease in sales and marketing expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was principally due to  (i) a decrease in advertising spend as we aligned the timing of our advertising campaigns with the cold season from period to period, offset by (ii) an increase in our product promotion as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the three months ended June 30, 2011 decreased $779,000 to $1.0 million as compared to $1.8 million for the three months ended June 30, 2010.  The decrease in general and administration expense for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was principally due to (i) a decrease in personnel expense and (ii) a decrease in legal fees.

Research and development costs during the three months ended June 30, 2011 increased $26,000 to $176,000,  as compared to $150,000 for the three months ended June 30, 2010.  The increase in research and development costs for the three months ended June 30, 2011 period as compared to the three months ended June 30, 2010 was due to principally to (i) an increase in personnel expense, offset by (ii) a decrease in outside research expenditures based upon the timing and scope our product development initiatives from period to period.  Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended June 30, 2011 was $9,000 as compared to $24,000 for the three months ended June 30, 2010.  The decrease of $15,000 for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 was principally the result of decreased bank balance and lower interest rates.

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2011, was $974,000 or $0.06 per share, as compared to a net loss of $2.3 million, or $0.15 per share, for the three months ended June 30, 2010.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Results of Operations
Results from Operations for the Six Months Ended June 30, 2011 as Compared to the Six Months Ended June 30, 2010

For the six months ended June 30, 2011, net sales were $4.9 million as compared to $3.1 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, net sales of OTC cold remedy products were $4.6 million as compared to net sales of $2.9 million for six months ended June 30, 2010.  For the six months ended June 30, 2011 and 2010, our contract manufacturing operations generated net sales to third party customers of $344,000 and $213,000, respectively.

Net sales of OTC cold remedy products increased $1.7 million for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 due principally to an increase in shipments to retailers from period to period.   Data suggests that the highest incidence of upper respiratory disorders for the 2010-2011 Cold Season occurred principally from December 2010 to February 2011 as compared to the 2009-2010 Cold Season when such incidences occurred principally from October 2009 to December 2009.  As a consequence, the timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products was affected by the change in the timing and the comparative severity of the respective cold season as well as the effects of our expanded marketing efforts to increase consumer awareness and to influence purchase decisions.    Our flagship product, Cold-EEZE® continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cold and flu remedy category.  We are continuing to support Cold-EEZE® as a clinically proven cold remedy product through in-store promotion, media advertising and coupon programs.

Cost of sales for the six months ended June 30, 2011 were $2.0 million as compared to $1.5 million for the six months ended June 30, 2010.  Our sales increased 58.0% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 and we realized a gross margin of 58.8% and 52.8%, respectively.  Our increase of 6.0% in gross margin is principally due to the net effects of (i) an increase in the absorption rate of fixed production overhead costs as a percentage of revenues as a consequence of increased shipments to retailers, offset by (ii) an increase in raw ingredient and packaging costs.  Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2011 increased $704,000 to $2.2 million as compared to $1.5 million, for the six months ended June 30, 2010.  The increase in sales and marketing expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was principally due to an increase in the scope, timing and cost of our marketing campaigns for the 2010–2011 Cold Season and we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the six months ended June 30, 2011 decreased $946,000 to $2.3 million as compared to $3.2 million for the six months ended June 30, 2010.  The decrease in general and administration expense for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was principally due to (i) a decrease in personnel expense and (ii) a decrease in legal fees.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Research and development costs during the six months ended June 30, 2011 increased $157,000 to $395,000 as compared to $238,000 for the six months ended June 30, 2010.  The increase in research and development costs for the six months ended June 30, 2011 period as compared to the six months ended June 30, 2010 was due to an increase in activity and related development costs incurred to expand our OTC cold remedy product offerings.   In February 2011, we introduced to the retail trade an offering of a new product, Cold-EEZE® Oral Spray, an oral delivery application of our proprietary cold remedy formula of zinc gluconate glycine.   The Cold-EEZE® Oral Spray cold remedy commenced production in June 2011 and is expected to start shipping to retailers the third quarter of Fiscal 2011.  Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the six months ended June 30, 2011 was $21,000 as compared to $26,000 for the six months ended June 30, 2010.  The decrease of $5,000 for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was principally the result of the decreased bank balances and lower interest rates.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2011, was $2.0 million or $0.13 per share, as compared to a net loss of $3.3 million, or $0.24 per share, for the six months ended June 30, 2010.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2011 were $8.7 million as compared to $8.2 million at December 31, 2010.  Our working capital was $6.0 million and $7.5 million as of June 30, 2011 and December 31, 2010, respectively.  Changes in working capital for the six months ended June 30, 2011 were primarily due to the net effect of (i) cash provided by operations of $549,000, (ii) proceeds from sale of assets of $166,000, offset by (iii) capital expenditures of $204,000.  Significant factors impacting our working capital for the six months ended June 30, 2011 were the net effects of (i) a decrease to accounts receivable and inventory levels of $3.8 million, offset by (ii) a decrease in accounts payable and accrued advertising of $2.1 million.

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

Recently Issued Accounting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). The proposed roadmap has since been superseded by an SEC work plan and no date is currently proposed that we could be required to prepare financial statements in accordance with IFRS. The SEC has targeted late 2011 to make a determination regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

In June 2011, the Financial Accounting Standards Board issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

As a consequence of the above, management determined that during this period of transition (through December 31, 2010), there was inadequate separation of duties which is deemed a control deficiency and a material weakness.

Successful Implementation and Remediation of Material Weaknesses as of March 31, 2011
Lack of Documentation: Our new executive management has been in place for two full Cold Seasons.  During such time, it has met with each of its retail customers, significant suppliers, associates, and professional service providers, among others, and has performed various independent research regarding the historical practices and transactions engaged by us.  Based upon these procedures, the receipt of certain copies of documents previously not on file with the Company, our own diligence and further research, and the passage of time, management believes that it currently has the pertinent information regarding its operations to properly conduct its operations and process, record, summarize and report timely the financial and other material information of the Company required to be disclosed.

Segregation of Duties: Management has completed its remediation for the segregation of duties which included (i) the completion of the personnel training of each aspect of the ERP System such personnel would be responsible for (i.e. entering, processing, recording or reporting), (ii) designating and documenting specific personnel access rights, roles and responsibilities within the ERP System and (iii) eliminating the ability of an individual to have the ability to enter, process, record and report transactions.

We believe that the above remediation measures have been effectively implemented and maintained and therefore have effectively remediated as of March 31, 2011 the material weaknesses previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ProPhase Labs, Inc.

Date: August 12, 2011	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)