Form 10-Q
period 2011-09-30
ProPhase Labs, Inc.
filed 2011-11-14
CIK 868278

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2011
Common Stock, $0.0005 par value	14,657,571

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2011	December 31, 2010

ASSETS
Cash and cash equivalents (Note 2)	$4,616	$8,232
Accounts receivable, net of doubtful accounts of zero and $13, respectively (Note 2)	4,419	4,821
Inventory, net (Note 2)	3,518	1,682
Prepaid expenses and other current assets	1,835	883
Assets held for sale (Note 2)	-	138
Total current assets	14,388	15,756

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation of $3,549 and $3,389, respectively (Note 2)	2,353	2,362
	$20,318	$21,695

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$726	$489
Accrued royalties (Note 4)	3,524	3,524
Accrued advertising and other allowances	2,919	3,524
Other current liabilities	405	698
Total current liabilities	7,574	8,235

Commitments and contingencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 19,927,199 and 19,353,672 shares, respectively (Note 5)	10	10
Additional paid-in-capital	41,237	40,627
Accumulated deficit	(2,866)	(1,989)
Treasury stock, at cost 5,336,053 and 4,646,053 shares, respectively (Note 5)	(25,637)	(25,188)
Total stockholders' equity	12,744	13,460
	$20,318	$21,695

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Net sales (Note 2)	$5,083	$5,204	$9,992	$8,310

Cost of sales (Note 2)	1,487	1,594	3,508	3,059

Gross profit	3,596	3,610	6,484	5,251

Operating expenses:
Sales and marketing	1,158	904	3,376	2,418
Administration	1,134	1,303	3,417	4,532
Research and development	198	468	594	712
	2,490	2,675	7,387	7,662

Income (loss) from operations	1,106	935	(903)	(2,411)

Interest and other income	4	12	26	41

Income (loss) before income taxes	1,110	947	(877)	(2,370)

Income tax (benefit) (Note 6)	-	-	-	-

Net income (loss)	$1,110	$947	$(877)	$(2,370)

Basic and dilutive earnings (loss) per share:
Income (loss) from operations	$0.07	$0.06	$(0.06)	$(0.17)
Net income (loss)	$0.07	$0.06	$(0.06)	$(0.17)

Weighted average common shares outstanding:
Basic and diluted	15,113	14,659	14,901	14,152

See accompanying notes to condensed consolidated financial statements

Stockholders’ Equity
(in thousands, except share data)
(unaudited)

			Additional
	Common Stock	Par	Paid-In	Accumulated	Treasury
	Shares	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2010	14,707,619	$10	$40,627	$(1,989)	$(25,188)	$13,460

Net loss	-	-	-	(877)	-	(877)

Share-based compensation expense	-	-	94	-	-	94

Common stock granted pursuant to employment agreements	459,517	-	395	-	-	395

Common stock granted pursuant to a compensation plan	114,010	-	121	-	-	121

Treasury stock purchase	(690,000)	-	-	-	(449)	(449)

Balance at September 30, 2011	14,591,146	$10	$41,237	$(2,866)	$(25,637)	$12,744

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash Flows from operating activities:
Net loss	$(877)	$(2,370)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	297	265
Share-based compensation expense	316	97
Gain on sale of asset	(28)	-
Sales discounts and provision for bad debts	28	(26)
Inventory valuation provision	20	(989)
Changes in operating assets and liabilities:
Accounts receivable	374	(1,166)
Inventory	(1,856)	26
Accounts payable	237	53
Accrued advertising and other allowances	(605)	653
Other operating assets and liabilities, net	(951)	374
Net cash used in operating activities	(3,045)	(3,083)

Cash flows from investing activities:
Capital expenditures	(288)	(146)
Proceeds from the sale of fixed assets	166	-
Acquisition of product license	-	(1,000)
Net cash flows used in investing activities	(122)	(1,146)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	133
Purchase of treasury stock	(449)	-
Net cash provided by (used in) financing activities	(449)	133

Net decrease in cash and cash equivalents	(3,616)	(4,096)

Cash and cash equivalents at beginning of period	8,232	12,801

Cash and cash equivalents at end of period	$4,616	$8,705

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$-

Common stock issued to Phosphagenics Limited pursuant to a product license agreement	$-	$2,577

Common stock issued, in lieu of cash, as payment of accrued compensation	$294	$-

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a line of zinc gluconate glycine products.  Cold-EEZE® lozenges are proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and nine months ended September 30, 2011 and 2010, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

Our balance sheet at December 31, 2010 has been reclassified to conform to our current period ended September 30, 2011 presentation.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles.  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2010.  In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE® lozenges we market and distribute a new Cold-EEZE® Oral Spray and Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy children OTC cold remedies (“Kids-EEZE® Products”).   In August 2011, we introduced a new Cold-EEZE® Oral Spray containing our proprietary zinc formulation in a liquid spray form. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010.  We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix”).  Each of the Cold-EEZE® Oral Spray products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update its sales returns and allowances estimates accordingly.  Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or market.  Inventory items are analyzed to determine cost and the market value and, if appropriate, an inventory write-down to market (adjusted basis) is charged to operations in the applicable period.  At September 30, 2011 and December 31, 2010, inventory included raw material, work in progress and packaging amounts of $1.3 million and $742,000, respectively, and finished goods of $2.2 million and $940,000, respectively.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes.  Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - fifteen to thirty-nine years; machinery and equipment - three to seven years; computer software - three years; and furniture and fixtures – five years.

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2011, our cash balance was $4.6 million and bank balance was $6.2 million.  Of the total bank balance, $1.7 million was covered by federal depository insurance and $4.5 million was uninsured.

Our trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores.  These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  Our largest accounts receivable balances are with three customers representing approximately 64% and 39% of total trade receivable balances at September 30, 2011 and December 31, 2010, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 96% and 97% of total revenues for the nine months ended September 30, 2011 and 2010, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.  For the three and nine months ended September 30, 2011 and 2010, effectively all of our net sales were related to domestic markets.

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

As of September 30, 2011 and December 31, 2010, we included a provision for sales allowances of $147,000 and $106,000, respectively, which are reported as a reduction to account receivables.  We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of zero and $13,000 as of September 30, 2011 and December 31, 2010, respectively.  Additionally, accrued advertising and other allowances as of September 30, 2011 included $1.8 million for estimated future sales returns, $999,000 for cooperative incentive promotion costs and $159,000 for certain other advertising and marketing promotions.  As of December 31, 2010 accrued advertising and other allowances included $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies - continued

Stock options for purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees.  Options are exercisable during a period determined by us, but in no event later than ten years from the date granted.  For the three months ended September 30, 2011 and 2010, we charged to operations an aggregate of $125,000 and $13,000, respectively, for share-based compensation expense for the grant of stock and stock options pursuant to our stock option plans and certain employment arrangements (see Note 5).  For the nine months ended September 30, 2011 and 2010, we charged to operations an aggregate of $316,000 and $48,000, respectively, for share-based compensation expense for the grant of stock and stock options pursuant to our stock option plans and certain employment arrangements

Variable Interest Entity
The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for the three months ended September 30, 2011 and 2010 were $1.7 million and $1.9 million, respectively. Advertising and incentive promotion costs incurred for the nine months ended September 30, 2011 and 2010 were $3.9 million and $3.2 million, respectively. Included in prepaid expenses and other current assets was $1.5 million and $189,000 at September 30, 2011 and December 31, 2010, respectively, relating to prepaid advertising and promotion expense.

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2011 and 2010 were $198,000 and $468,000, respectively.  Research and development costs for the nine months ended September 30, 2011 and 2010 were $594,000 and $712,000, respectively.  Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other Topics” (“ASU 2011-08”) which provides authoritative guidance on testing goodwill for impairment that will become effective beginning January 1, 2012, with earlier adoption permitted. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.   We are currently assessing the potential impact on the adoption of this guidance on our financial statements.

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

In September 2011, Phosphagenics entered into certain Private Resale Agreements (“PSA”) with seven third party purchasers, under which Phosphagenics sold, with our consent, an aggregate of 750,000 shares of our Common Stock.  Under the PSA’s, the purchasers may not, without the prior written consent of the Company, prior to the one year anniversary of the PSA’s, directly or indirectly, sell, give, pledge, hypothecate, assign or otherwise transfer the purchased shares, in whole or in part.  Contemporaneously with Phosphagenics consummating the PSA’s, we consummated an agreement with Phosphagenics to redeem the then remaining 690,000 shares of our Common Stock held by Phosphagenics (see Note 5).

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and  general market  and product  analysis.  At September 30, 2011, cash and equivalents includes $425,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary.  As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  Since inception and including the nine months ended September 30, 2011, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until later in Fiscal 2011.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.  At September 30, 2011, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected useful life of the product license to be approximately 11 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.  As of September 30, 2011, we have not established a formal commercialization program timeline for any specific OTC drug covered under the product license but we do not project that any OTC drug products will be available for shipment within the next twelve months.

Note 4 – Commitments and Contingencies

We had maintained a separate representation and distribution agreement relating to the development of the zinc gluconate glycine product formulation.  In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007.  However, we and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded.  The amount accrued for this expense at each of September 30, 2011 and December 31, 2010 is $3.5 million.

We have estimated future obligations over the next five years, including the remainder of Fiscal 2011, as follows (in thousands):

Fiscal Year	Employment Contracts	Purchase Commitments	Total
2011	$269	$1,845	$2,114
2012	1,075	2,644	3,719
2013	269	-	269
2014	-	-	-
2015	-	-	-
2016	-	-	-
Total	$1,613	$4,489	$6,102

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity

Purchase of Treasury Stock
In September 2011, we entered into a redemption agreement  with Phosphagenics. Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by Phosphagenics for the aggregate redemption price of $448,500 in cash. The redemption price is equal to $0.65 per share.

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

The 1997 Plan, which was amended in 2005, provided for the granting of up to 4.5 million shares of Common Stock.  Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock.   At December 31, 2009, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document.  Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted.  At September 30, 2011, there are 207,250 options outstanding under the 1997 Plan with various expiration dates ranging from October 2011 through December 2015, depending upon the date of grant.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Stock Options and Stock Grants Pursuant to Equity Compensation Plans
On April 21, 2011, the Compensation Committee of the Board of Directors approved an amendment to Chief Executive Officer Ted Karkus’ employment agreement, dated August 19, 2009 (the “Amendment”) to lower his annual salary by $150,000 (or $12,500 per month) in exchange for a grant of restricted stock equal in value to the salary reduction.  Pursuant to the Amendment, Mr. Karkus’ annual base salary was decreased from $750,000 per year to $600,000 per year, effective May 1, 2011 thru July 15, 2012, which is the end of the term of his employment agreement, as amended.  As a consequence of the Amendment, a restricted stock grant under the 2010 Plan equal to $12,500 of shares per month thru the end of the term (14.5 months).  The restricted stock grant was made in an upfront grant of 161,830 shares, subject to certain future vesting conditions, at a value of $181,000 as of the grant date.  The grant was made on April 21, 2011, and the amount of the shares issued was calculated based on the average closing price of our Common Stock for the last five (5) trading days prior to and including the issuance date of April 21, 2011. For the three months and nine months ended September 30, 2011, we have charged to operations $37,500 and $62,500, respectively, as share-based compensation expense for the restricted stock grant and we have unrecognized compensation expense of $118,750 at September 30, 2011 that will be charged to operations in equal monthly installments of $12,500 over the remaining vesting period ending July 15, 2012.

In addition, on April 21, 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 133,928 shares of Common Stock under the 2010 Plan as payment for his Fiscal 2010 bonus.  Mr. Karkus agreed to accept his Fiscal 2010 cash bonus of $150,000 in shares of our Common Stock.  Furthermore, Mr. Karkus agreed to convert into shares of our Common Stock $144,000 of deferred cash compensation owed to him thru April 2011, resulting in an issuance of 128,571 shares under the 2010 Plan. The amount of these shares issued to Mr. Karkus was calculated based on the average closing price of the Company’s shares for the last five (5) trading days prior to and including the issuance dates of April 21, 2011.  Furthermore in May 2011, we granted to certain employees 100,000 options to acquire our Common Stock under the 2010 Plan with an exercise price of $1.08 per share and an aggregate fair value, at the time of grant, of $57,000.  Each of the stock options vests over a four year period and, as a consequence, the fair value of the stock granted is charged to operations over the vesting period.

At September 30, 2011, there are 1,074,000 options outstanding and subject to vesting over a three to six year period under the 2010 Plan.   At September 30, 2011, 43,500 of such options have vested and 1,030,500 options are subject to vesting.  At September 30, 2011, there are 301,671 shares available for future grant under the 2010 Plan.  For the three months and nine months ended September 30, 2011, we charged to operations $34,000 and $94,000, respectively, for share-based compensation expense relating to stock options.  At September 30, 2011, the unrecognized share-based compensation expense related to stock options granted but not vested was approximately $552,000 which will be recognized over a weighted average period of approximately 4.3 years.

The primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash.   The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 250,000.  For the three months and nine months ended September 30, 2011, we issued 49,160 shares and 114,010 shares, respectively, of our Common Stock valued at $41,000 and $122,000, respectively, for share-based director compensation expense.  For the nine months ended September 30, 2010, we issued 35,835 shares, of our Common Stock valued at $49,000 for share-based director compensation expense.  At September 30, 2011, there are 68,365 shares available for future grant under the 2010 Directors’ Plan.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Stock Option Exercise and Other Grants
During the nine months ended September 30, 2011 no options were exercised. For the nine months ended September 30, 2010, we derived net proceeds of $133,000 as a consequence of the exercise of options to acquire 130,500 shares of our Common Stock.

Pursuant to the terms of Mr. Cuddihy’s, our Chief Operating Officer and Chief Financial Officer, employment agreement, Mr. Cuddihy receives an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter.  For the three months ended September 30, 2011 and 2010, Mr. Cuddihy earned 15,665 and 9,811 shares, respectively, valued each at $12,500 as share-based compensation.  For the nine months ended September 30, 2011 and 2010, Mr. Cuddihy earned 40,885, and 25,106 shares, respectively, valued each at $37,500 as share-based compensation.

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.9 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset our current income tax expense.  As of December 31, 2010, we had net operating loss carry-forwards of approximately $28.7 million for federal purposes that will expire beginning in Fiscal 2018 through 2030.  Additionally, there are net operating loss carry-forwards of $19.9 million for state purposes that will expire beginning Fiscal 2018 through 2030.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at September 30, 2011 and December 31, 2010.  As of September 30, 2011 and December 31, 2010, we have no unrecognized tax benefits.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2011 and 2010 were 1,281,250 and 453,250, respectively.

For the nine months ended September 30, 2011 and 2010 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the three months ended September 30, 2011 and 2010, there were zero and 155  Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.  For the nine months ended September 30, 2011 and 2010, there were 53,517 and 3,633 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2010			September 30, 2011			September 30, 2010
	Income	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	$1,110	15,113	$0.07	$947	14,659	$0.06	$(877)	14,901	$(0.06)	$(2,370)	14,152	$(0.17)

Dilutives:
Options / Warrants	-	-	-	-	-	-	-	-	-	-	-	-

Diluted loss per share	$1,110	15,113	$0.07	$947	14,659	$0.06	$(877)	14,901	$(0.06)	$(2,370)	14,152	$(0.17)

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One of our principal products is Cold-EEZE®, a line of zinc gluconate glycine products.  Cold-EEZE®lozenges are proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and nine months ended September 30, 2011 and 2010, our revenues from continuing operations have come principally from our cold remedy products.

Recent Events

In September 2011, Phosphagenics Ltd. (“Phosphagenics”), entered into certain Private Resale Agreements (“PSA”) with seven third party purchasers, under which the Phosphagenics sold, with our consent, an aggregate of 750,000 shares of our common stock, $0.0005 par value (“Common Stock”).  Phosphagenics is the parent company to Phosphagenics Inc. (“PSI”), our joint venture partner in Phusion Laboratories, LLC (“Phusion”).  Under the PSA’s, the purchasers may not, without the prior written consent of the Company, prior to the one year anniversary of the PSA’s, directly or indirectly, sell, give, pledge, hypothecate, assign or otherwise transfer the purchased shares, in whole or in part.  Contemporaneously with Phosphagenics consummating the PSA’s, we consummated an agreement with Phosphagenics to redeem the then remaining 690,000 shares of our Common Stock held by Phosphagenics (see Note 5). In September 2011, we entered into a redemption agreement  with Phosphagenics. Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by Phosphagenics for the aggregate redemption price of $448,500 in cash. The redemption price is equal to $0.65 per share. The redemption agreement contains customary representations and covenants of the parties.

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

The manufacturing, processing, formulation, packaging, labeling and advertising of our OTC cold remedy products are subject to regulation by several federal agencies, including (i) the Food and Drug Administration (“FDA”), (ii) the Federal Trade Commission (“FTC”), (iii) the Consumer Product Safety Commission, (iv) the United States Department of Agriculture, (v) the United States Postal Service, (vi) the United States Environmental Protection Agency and (vii) the United States Occupational Safety and Health Administration.

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

Our Joint Venture, Phusion Laboratories, LLC, is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization.  Prior to any new product being available for sale, substantial resources will have to be committed to commercialize a product which may include research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval.  We face significant technological risks inherent in developing these products.  The Joint Venture may require additional capital and/or may be subject to delays and/or ultimately unable to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary TPMTM technology (“TPM”) that exploit certain compounds that embody TPM for use in a product combining one or more of such compounds with an OTC drug.  The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our OTC drug, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions.  As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable.  Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE® lozenges, we market and distribute a new Cold-EEZE®  Oral Spray and Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy children OTC cold remedies (“Kids-EEZE® Products”).   In August 2011, we introduced a new Cold-EEZE® Oral Spray containing our proprietary zinc formulation in a liquid spray form. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010.  We also manufacturer, market and distribute an organic cough drop and a Vitamin C supplement (“Organix”).  Each of the Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update its sales returns and allowances estimates accordingly.  Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor of current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

As of September 30, 2011 and December 31, 2010, we included a provision for sales allowances of $147,000 and $106,000, respectively, for other allowances which are reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of September 30, 2011 include $1.8 million for estimated future sales returns and $999,000 for cooperative incentive promotion costs and $159,000 for certain other advertising and marketing promotions.  As of December 31, 2010, accrued advertising and other allowances included $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of zero and $13,000 as of September 30, 2011 and December 31, 2010, respectively.

A one percent deviation for these Sales Allowance provisions for the three months ended September 30, 2011 and 2010 would affect net sales by approximately $68,000 and $67,000, respectively. A one percent deviation for these Sales Allowance provisions for the nine months ended September 30, 2011 and 2010 would affect net sales by approximately $127,000 and $107,000, respectively.

Income Taxes
As of December 31, 2010, we have net operating loss carry-forwards of approximately $28.7 million for federal purposes that will expire beginning in Fiscal 2018 through Fiscal 2030.  Additionally, there are net operating loss carry-forwards of approximately $19.9 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2030.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided.  Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.  The uncertainty arises largely due to substantial marketing and research and development costs.

Seasonality of the Business

Our sales are derived principally from our OTC cold remedy products.  As a consequence, a significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for our OTC cold remedy products with a corresponding increase in marketing and advertising expenditures designed to promote our products during the Cold Season (defined below).  In addition, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season.  Generally, a cold season is defined in our industry as the period of September to March (“Cold Season”) when the incidence of the common cold rises as a consequence of the change in weather and other factors.  We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended September 30, 2011
as Compared to the Three Months Ended September 30, 2010

For the three months ended September 30, 2011, net sales were $5.1 million as compared to $5.2 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, net sales of OTC cold remedy products were $4.9 million as compared to net sales of $5.0 million for three months ended September 30, 2010.  For the three months ended September 30, 2011 and 2010, our contract manufacturing operations generated net sales to third party customers of $192,000 and $173,000, respectively.

Net sales of OTC cold remedy products decreased $140,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 due principally to the timing of shipments to retailers from period to period.   The timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective cold season as well as the effects of the timing and scope of our expanded marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the three months ended September 30, 2011 were $1.5 million as compared to $1.6 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, we realized a gross margin of 70.7% and 69.4%, respectively.  The increase of 1.3% in gross margin is principally due to the net effect of (i) improved product margins principally as a consequence of one-time product cooperative incentive promotion costs incurred with retailers in the third quarter of 2010 to support the launch of our then new Kids-EEZE® products, offset by, (ii) an increase in raw ingredient and packaging costs and (iii) a decrease in our net sales of 2.3%.  Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2011 increased $254,000 to $1.2 million as compared to $904,000 for the three months ended September 30, 2010.  The increase in sales and marketing expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was principally due to (i) an increase in personnel expense and (ii) an increase in advertising expenditures as we have expanded the scope and timing of our media and product promotion advertising campaigns with the cold season from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the three months ended September 30, 2011 decreased $169,000 to $1.1 million as compared to $1.3 million for the three months ended September 30, 2010.  The decrease in general and administration expense for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was principally due to a decrease in personnel expense and consulting service fees.

Research and development costs during the three months ended September 30, 2011 decreased $270,000 to $198,000, as compared to $468,000 for the three months ended September 30, 2010.  The decrease in research and development costs for the three months ended September 30, 2011 period as compared to the three months ended September 30, 2010 was due to principally to the net effect of (i) an increase in personnel expense, offset by (ii) a decrease in outside research expenditures.  Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Interest and other income for the three months ended September 30, 2011 was $4,000 as compared to $12,000 for the three months ended September 30, 2010.  The decrease of $8,000 for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 was the result of decreased bank balance and lower interest rates.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2011, was $1.1 million or $0.07 per share, as compared to a net income of $947,000, or $0.06 per share, for the three months ended September 30, 2010.

Financial Condition and Results of Operations
Results from Operations for the Nine Months Ended September 30, 2011 as Compared to the Nine Months Ended September 30, 2010

For the nine months ended September 30, 2011, net sales were $10.0 million as compared to $8.3 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, net sales of OTC cold remedy products were $9.5 million as compared to net sales of $7.9 million for nine months ended September 30, 2010.  For the nine months ended September 30, 2011 and 2010, our contract manufacturing operations generated net sales to third party customers of $536,000 and $386,000, respectively.

Net sales of OTC cold remedy products increased $1.6 million for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 due principally to an increase in shipments to retailers from period to period.   Data suggests that the highest incidence of upper respiratory disorders for the 2010-2011 Cold Season occurred principally from December 2010 to February 2011 as compared to the 2009-2010 Cold Season when such incidences occurred principally from October 2009 to December 2009.  As a consequence, the timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products was affected by the change in the timing and the comparative severity of the respective cold season as well as the effects of our expanded marketing efforts to increase consumer awareness and to influence purchase decisions through in-store promotion, media advertising and coupon programs.    Our flagship product, Cold-EEZE®, continues to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products it carries on shelf within the cough, cold and flu remedy category.

Cost of sales for the nine months ended September 30, 2011 were $3.5 million as compared to $3.1 million for the nine months ended September 30, 2010.  Our sales increased 20.3% during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 and we realized a gross margin of 64.9% and 63.2%, respectively.  The increase of 1.7% in gross margin is principally due to the net effects of (i) an increase in the absorption rate of fixed production overhead costs as a percentage of revenues as a consequence of increased shipments to retailers, offset by (ii) an increase in raw ingredient and packaging costs.  Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2011 increased $958,000 to $3.4 million as compared to $2.4 million, for the nine months ended September 30, 2010.  The increase in sales and marketing expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was principally due to an increase in the scope, timing and cost of our marketing campaigns for the 2010–2011 Cold Season and we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

General and administration expense for the nine months ended September 30, 2011 decreased $1.1 million to $3.4 million as compared to $4.5 million for the nine months ended September 30, 2010.  The decrease in general and administration expense for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was principally due to a decrease in personnel expense and legal fees.

Research and development costs during the nine months ended September 30, 2011 decreased $118,000 to $594,000 as compared to $712,000 for the nine months ended September 30, 2010.  The decrease in research and development costs for the nine months ended September 30, 2011 period as compared to the nine months ended September 30, 2010 was due to the net effect of (i) a decrease in outside research expenditures based upon the timing and scope our product development initiatives from period to period, offset by (ii) an increase in personnel expense.  In February 2011, we introduced to the retail trade an offering of a new product, Cold-EEZE® Oral Spray, an oral delivery application of our proprietary cold remedy formula of zinc gluconate glycine.   The Cold-EEZE® Oral Spray cold remedy commenced production in June 2011 and began shipping to retailers in the third quarter of Fiscal 2011.  Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the nine months ended September 30, 2011 was $26,000 as compared to $41,000 for the nine months ended September 30, 2010.  The decrease of $15,000 for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was the result of the decreased bank balances and lower interest rates.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2011, was $877,000 or ($0.06) per share, as compared to a net loss of $2.4 million, or ($0.17) per share, for the nine months ended September 30, 2010.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2011 were $4.6 million as compared to $8.2 million at December 31, 2010.  Our working capital was $6.8 million and $7.5 million as of September 30, 2011 and December 31, 2010, respectively.  Changes in working capital for the nine months ended September 30, 2011 were primarily due to the net effect of (i) cash used in operations of $3.1 million, (ii) capital expenditures of $288,000, (iii) the purchase of treasury stock of $449,000, offset by (iv) proceeds derived from the sale of assets of $166,000.  Significant factors impacting our working capital for the nine months ended September 30, 2011 were the net effect of (i) an increase to inventory levels and prepaid expenses, comprised principally of prepaid advertising, of $2.8 million, offset by (ii) a decrease in accrued advertising of $605,000 as we prepare to meet the estimated retail demands of the 2011-2012 Cold Season.

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

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations.  Our business is subject to (i) seasonal variations, (ii) changes in the scope, timing and cost of our marketing campaigns and (iii) the retail and consumer acceptance of our new products such as the new Cold-EEZE® Oral Spray thereby impacting liquidity and working capital during the course of our fiscal year.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. The adoption of ASU 2011-05 will not have a material impact on our consolidated financial position, results of operations or cash flows.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other Topics” (“ASU 2011-08”) which provides authoritative guidance on testing goodwill for impairment that will become effective beginning January 1, 2012, with earlier adoption permitted. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.   We are currently assessing the potential impact on the adoption of this guidance on our financial statements.

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

Material Weaknesses at December 31, 2010
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

Successful Implementation and Remediation of Material Weaknesses as of March 31, 2011
Lack of Documentation: Our new executive management has been in place for two full Cold Seasons.  During such time, it has met with its retail customers, significant suppliers, associates, and professional service providers, among others, and has performed various independent research regarding the historical practices and transactions engaged by us.  Based upon these procedures, the receipt of certain copies of documents previously not on file with the Company, our own diligence and further research, and the passage of time, management believes that it currently has the pertinent information regarding its operations to properly conduct its operations and process, record, summarize and report timely the financial and other material information of the Company required to be disclosed.

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

Changes in Internal Control Over Financial Reporting
Other than as described above, there have been no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 8, 2011, the Company entered into new employment agreements, effective as of January 1, 2012, with each of Ted Karkus, Chairman and Chief Executive Officer of the Company, and Robert V. Cuddihy, Jr., Chief Financial Officer and Chief Operating Officer of the Company (the “Employment Agreements”).  The Employment Agreements supersede the employment agreements of Messrs. Karkus and Cuddihy, dated August 19, 2009, that had been scheduled to terminate on July 15, 2012. The scheduled termination dates of the Employment Agreements is July 15, 2015, which is three years following the scheduled expiration date set forth in the executives’ former employment agreements. Each Employment Agreement was approved by our Compensation Committee.

Under his new employment agreement with the Company, Mr. Karkus agreed to an annual base salary of $675,000 as Chief Executive Officer. Under the terms of his former employment agreement with the Company, as amended, Mr. Karkus was entitled to annual base compensation of $750,000, consisting of a $600,000 base salary and $150,000 in stock based compensation. He is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company.

Under his new employment agreement with the Company, Mr. Cuddihy agreed to an annual base salary of $350,000 as Chief Financial Officer and Chief Operating Officer. Under the terms of his former employment agreement with the Company as the Company’s Chief Operating Officer, Mr. Cuddihy was entitled to annual base compensation of $325,000, consisting of a $275,000 base salary and $50,000 in stock based compensation. During the term of his former employment agreement in April 2011, Mr. Cuddihy was hired as Chief Financial Officer in addition to retaining his responsibilities as Chief Operating Officer but did not receive an increase in base salary at that time.  Mr. Cuddihy is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company.

Under the Employment Agreements, in the event of the termination by the Company of the employment of Mr. Karkus or Mr. Cuddihy without cause or due to a voluntary resignation by either executive with Good Reason (as defined in the agreements), each executive will be paid a lump sum severance payment in cash equal to the greater of (A) the amount equal to eighteen (18) months base salary or (B) the amount equal to the his base salary for the remainder of the term as if the agreement had not been terminated.  Additionally, each executive is entitled to receive a lump sum severance payment in cash equal to the greater of A or B, if he, within twenty four (24) months of a Change in Control (as defined in the agreements) of the Company, is terminated without cause or due to a voluntary resignation by him with Good Reason (as defined in the agreements).

Each executive is subject to non-competition restrictions for up to a period of either six (6) months or eighteen (18) months following termination of employment depending on the nature of the termination. Each executive is also eligible for a gross up payment in the event that any amounts payable under the agreements (or any other plan, program, policy or arrangement with the Company) become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.
Item 6.	Exhibits

(1)	Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2)	Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(3)	Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(4)	Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(5)	Exhibit 99.1	Employment Agreement effective as of January 1, 2012 between Robert V. Cuddihy, Jr. and the Company
(6)	Exhibit 99.2	Employment Agreement effective as of January 1, 2012 between Ted Karkus and the Company
(7)	Exhibit 99.3	Transcript of November 9, 2011 call with investors

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 10, 2011