Form 10-K
period 2011-12-31
ProPhase Labs, Inc.
filed 2012-03-07
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $6,755,730 as of June 30, 2011, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 1, 2012:

Common stock, $0.0005 par value per share:	14,836,340
Common share purchase rights:	-

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference to the registrant’s proxy statement for the 2012 annual meeting of stockholders.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Report”) contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Report.

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our principal product, Cold-EEZE® Cold Remedy, and our ability to successfully develop and commercialize new products;
•	The uncertain length and severity of the current general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;
•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate key employees;
•	The ability of Phusion Laboratories, LLC, a 50% owned joint venture (see below for further details), to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and
•	Other risks identified in this Report.

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

Where You Can Find Other Information

ProPhase Labs, Inc. (“we”, “us” or the “Company”) files periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available on our website (www.ProPhaseLabs.com) free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in those reports as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. Information appearing on our website is not part of this Annual Report on Form 10-K. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549-1004. You may request copies of these documents, upon payment of a duplication fee, by writing the SEC at its principal office at 100 F Street, NE Room 1580, Washington, D.C. 20549-1004. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC, including the Company.

Item 1.     Business

General Development of Business

We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, personal care and cosmeceutical products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For 2011, 2010 and 2009, our revenues have come principally from our OTC cold remedy products. For Fiscal 2011 and 2010, our net sales for each period were related to markets in the United States.

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2011 shall be the term “Fiscal 2011” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated.

We are a corporation organized in Nevada in July 1989. Our principal executive offices are located at 621 N. Shady Retreat Road, Doylestown, Pennsylvania 18901 and our telephone number is 215-345-0919. The terms, “we”, “us” and the “Company” refer to the Company together with its consolidated subsidiaries unless the context otherwise requires.

Recent Developments

In September 2011, Phosphagenics Ltd. (“PSI Parent”), entered into certain Private Resale Agreements (the “PSAs”) with seven third party purchasers, under which the PSI Parent sold, with our consent, an aggregate of 750,000 shares of our common stock, $0.0005 par value (“Common Stock”). PSI Parent is the parent company to Phosphagenics Inc. (“PSI”), our joint venture partner in Phusion Laboratories, LLC (the “Joint Venture”). Under the PSAs, the purchasers may not, without the prior written consent of the Company, prior to the one year anniversary of the PSAs, directly or indirectly, sell, give, pledge, hypothecate, assign or otherwise transfer the purchased shares, in whole or in part. Contemporaneously with PSI Parent consummating the PSAs, we consummated an agreement with PSI Parent to redeem the then remaining 690,000 shares of our Common Stock held by PSI Parent (see Note 3). Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by PSI Parent for the aggregate redemption price of $448,500 in cash. The redemption price was equal to $0.65 per share. The redemption agreement contained customary representations and covenants of the parties.

Description of Business Operations

Cold-EEZE® is one of our key OTC cold remedy products whose benefits are derived from its proprietary zinc gluconate formulation. The product’s effectiveness has been substantiated in two double-blind clinical studies proving that Cold-EEZE® lozenges reduce the duration and severity of symptoms of the common cold by nearly half. We acquired worldwide manufacturing and distribution rights to our lozenge formulation in 1992 and commenced national marketing in 1996. The demand for our OTC cold remedy products is seasonal, where the third and fourth quarters of each year generally have the largest sales volume.

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

Joint Venture – Phusion Laboratories, LLC

On March 22, 2010, the Company, PSI Parent, an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and the Joint Venture, a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.

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

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million. As discussed above, in September 2011 we consummated an agreement with PSI Parent to redeem 690,000 shares of our Common Stock held by PSI Parent that had been originally issued in March 2010. In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Joint Venture, we transferred, conveyed and assigned to the Joint Venture all of our rights, title and interest in, to and under the Original License Agreement, and the Joint Venture assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”).

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

PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, in Fiscal 2010 we contributed $500,000 of initial capital. In addition, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not yet been formally established), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis. At December 31, 2011, cash and equivalents includes $425,000 related to the Joint Venture which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed later in Fiscal 2012. For Fiscal 2011, any expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of December 31, 2011, we have not established a formal commercialization program timeline, pending the results of the recently initiated studies, for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

Products

OTC Cold-Remedy Products

In May 1992, we entered into an exclusive agreement for worldwide representation, manufacturing and marketing of Cold-EEZE® products in the United States. Cold-EEZE®, a zinc gluconate formulation (ZIGG™), is an OTC consumer product used to reduce the duration and severity of the common cold and is available in lozenge and sugar-free tablet form. We have substantiated the effectiveness of Cold-EEZE® through a variety of studies. A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

On July 15, 1996, results of a randomized double-blind placebo-controlled study on the common cold, which commenced at the Cleveland Clinic Foundation on October 3, 1994, were published. The study “Zinc Gluconate Lozenges for Treating the Common Cold” was completed and published in The Annals of Internal Medicine – Volume 125 Number 2. Using a 13.3mg lozenge (almost half the strength of the lozenge used in the Dartmouth study), the result still showed a 42% reduction in the duration of common cold symptoms.

In April 2002, we announced the statistical results of a retrospective clinical adolescent study at the Heritage School facility in Provo, Utah that suggests that the Cold-EEZE® lozenge is also an effective means of preventing the common cold and statistically (a) lessens the number of colds an individual suffers per year, reducing the median incidence of colds from 1.5 to zero and (b) reduces the use of antibiotics for respiratory illnesses from 39.3% to 3.0% when Cold-EEZE® lozenges are administered as a first line treatment approach to the common cold. While these results are interesting, this study was not placebo controlled (every student received one Cold-EEZE® lozenge every day) and therefore, we cannot advertise Cold-EEZE® lozenges for prophylactic use.

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

In addition to Cold-EEZE® lozenges, we market and distribute a Cold-EEZE® Oral Spray, a new product launched in August 2011, Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy OTC products for children (“Kids-EEZE® Products”). In August 2011, we introduced Cold-EEZE® Oral Spray containing our proprietary zinc gluconate formulation in a liquid spray form. The Kids-EEZE® Products are for children suffering upper respiratory infections, allergy and/or chest congestion. Kids-EEZE® Products are based upon specific OTC monographs and provide single source, symptom relief through a uniquely formulated soft chew that is good-tasting, provides an accurate dose and is convenient-to-use. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010. We also manufacture, market and distribute organic cough drops and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop and other OTC cold remedy products for third parties.

Our business is subject to federal and state health and safety laws and regulations. Our OTC cold remedies are subject to regulations by various federal, state and local agencies, including the United States Food and Drug Administration (“FDA”). Additionally, Cold-EEZE®, a homeopathic cold remedy is subject to the Homeopathic Pharmacopoeia of the United States. See “Regulatory Matters” below for more information.

Patents, Trademarks, Royalty and Commission Agreements

We do not currently own patents for our OTC cold-remedy products. We maintain various trademarks for each of our products including Cold-EEZE®, Kids-EEZE® and Organix Rx Complete® and Organix Rx Defense®.

We currently own various domestic and international patents covering certain product development initiatives principally developed under the now suspended Pharma operations. To date, we have not realized any meaningful levels of revenues from such patents and we have suspended further commercialization efforts for various products under such patents.

In connection with the Joint Venture’s Amended License Agreement, the Joint Venture has (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain PSI Technology and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations) paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

Product Distribution and Customers

Our products are distributed through numerous food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers throughout the United States. Revenues for Fiscal 2011, 2010 and 2009 were $17.5 million, $14.5 million and $19.8 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores, Inc. (“Wal-Mart”), CVS Caremark Corporation (“CVS”) and Rite-Aid Corp (“Rite Aid”) accounted for approximately 17%, 14%, 13% and 12% of our Fiscal 2011 revenues. Walgreens, Wal-Mart and Rite Aid accounted for approximately 23%, 14% and 10% of our Fiscal 2010 revenues. CVS, Walgreens and Wal-Mart accounted for approximately 15%, 15% and 13% of our revenues for Fiscal 2009. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

In addition, we have several national Broker, Distributor and Representative Agreements which provide for commission compensation based on sales performance.

Research and Development

We have historically invested significantly in research and development activities. Our research and development costs for Fiscal 2011, 2010 and 2009 were $1.1 million, $794,000 and $1.3 million, respectively.

During Fiscal 2011 and 2010, our research and development initiatives have been principally focused on product line development and/or line extensions for OTC cold remedy products under the Cold-EEZE® and Kids-EEZE® brands. In addition, our Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization utilizing the licensed PSI Technology. Through the Joint Venture, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.

During Fiscal 2009, our research and development activity was principally focused on potential natural base health products including compounds QR-333 (potential topical symptomatic relief of diabetic peripheral neuropathy), QR-440 (potential relief of inflammation and joint pain), and QR-448 (potential anti-infective against infectious bronchitis in poultry) via our Quigley Pharma subsidiary. In Fiscal 2009 as part of our continuing efforts to focus on products and projects that are believed to be likely to generate sustainable profits, we examined the commercial viability of our QR-333 compound for diabetic neuropathy treatment and our QR-448(a) veterinary drug compound. There are no third parties who have expressed a current interest or willingness to co-develop, license or otherwise commercially exploit these compounds. As a consequence, (i) we are not expending any significant additional sums on developing any formulations in the Quigley Pharma subsidiary, (ii) we have suspended Quigley Pharma’s operations and (iii) we are not making any further investments in Quigley Pharma.

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

Competition

We compete with other suppliers of OTC cold-remedy products. These suppliers range widely in size. Some of our competitors have significantly greater financial, technical or marketing resources than we do. Management believes that our Cold-EEZE® lozenge products, which have been clinically proven in two double-blind studies to reduce the severity and duration of common cold symptoms, offer a significant advantage over many of our competitors in the OTC cold remedy market. We believe that our ability to compete depends on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2011, we employed 49 full-time employees, the majority of which were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

Suppliers; Raw Materials

We derive our sales principally from our Cold-EEZE® zinc gluconate product which is available in various flavors, both in lozenge and oral spray form, for purchase by consumers at retail stores. We also produce private label lozenge products for sale to certain retail customers. Our zinc lozenge products are manufactured principally by us at our Lebanon, Pennsylvania facility. The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required. While the absence of a current raw materials or packaging source may cause short term interruption, identified alternative sources would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale. Certain products within our line of products such as Cold-EEZE® Oral Spray and Kids-EEZE® are manufactured for us by third party contract manufacturers and while currently purchased from single sources do not constitute a material revenue risk to us if product availability was jeopardized.

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

Should research or commercialization activity progress on certain formulations, resulting expenditures may require substantial financial support. The current sales level of our OTC cold remedy products may not generate all the funds we anticipate will be needed to support future product acquisition or development. Accordingly, in addition to funding from operations, we may in the short and long term seek to raise capital through the issuance of securities or to secure other financing sources to support our research, new product technologies, applications, licensing, commercialization and other development opportunities. If we obtain such funding through the issuance of equity securities, it would result in the dilution of current stockholders’ ownership in the Company. Any debt financing, if available, may include financial and other covenants that could restrict use of proceeds of such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements that meet our long term goals and objectives.

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

Commodity price increases will increase our operating costs and may negatively affect financial results

Commodity prices impact our business directly through the cost of raw materials used to make our products (such as corn syrup, sucrose and other commodities and ingredients) and the amount we pay to purchase packaging for our products (such as paper, board and plastic). Commodities such as these are susceptible to price volatility caused by conditions outside of our control, including fluctuations in commodities markets, currency fluctuations, availability of supply, weather, consumer demand and changes in governmental agricultural programs. Increases in the price of our commodities and other raw materials would negatively impact our gross margins and/or our sales volume if we were unable to offset such increases through increases in our selling price, changes in product mix or cost reduction/productivity enhancement efforts.

We may not be able to commercialize new products through our Joint Venture

The Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization. Prior to any new product being available for sale, substantial resources will have to be committed to commercialize a product which may include research, development, preclinical testing, clinical trials, manufacturing scale-up and regulatory approval. The Joint Venture may disrupt our ongoing operations, divert management from day-to-day responsibilities and increase our expenses.

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

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows

During Fiscal 2009 through 2011, there has been substantial volatility in financial markets due at least in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic environment and prevailing high unemployment rates in the United States.  These conditions could have an adverse effect on our industry and business, including our access to funding sources, demand for our products and our customers’ ability to continue to purchase our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have a concentration of sales to and accounts receivable from several large retail customers

Although we have a broad range of retail customers that includes many food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers, our five largest customers account for a significant percentage of our sales – 60% and 61% of total sales for Fiscal 2011 and 2010, respectively. In addition, retail customers comprising the five largest accounts receivable balances represented 53% and 51% of total accounts receivable balances at December 31, 2011 and 2010, respectively. We extend credit to retail customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required. If one or more of these large retail customers cannot pay, the write-off of their accounts receivable could have a material adverse effect on our operations and financial condition. The loss of sales to any one or more of these large retail customers would also have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success depends on the continued sales of our principal product

For Fiscal 2011 and 2010, our cold remedy products, principally Cold-EEZE®, represented approximately 95% and 96%, respectively, of our total sales. Accordingly, we depend on the continued acceptance of Cold-EEZE® products by our customers. Our investments in and strategies used for our brand marketing are critical to achieve brand awareness with current consumers, educate potential new consumers and convert potential consumers into customers. However, there can be no assurance that Cold-EEZE® products will continue to receive, maintain or increase market acceptance. The inability to successfully commercialize Cold-EEZE® in the future and/or expand its product line, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations.

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

We have a history of losses and limited working capital

We have experienced net losses for each of the past six fiscal years. As a consequence, we have aligned our operations for Fiscal 2011 and 2010 to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural base health products and other supplements and cosmeceuticals products.

There can be no assurance that this strategic focus will provide any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. Furthermore as part of our strategic initiatives, we have implemented certain cost reduction programs and expanded our marketing investments during Fiscal 2011 that, in of themselves, may not be sufficient to return the Company to profitability. As of December 31, 2011, we had working capital of approximately $5.3 million.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

Our success is dependent on key personnel

Our success depends, in part, upon the continued service of key personnel, such as Mr. Ted Karkus, Chairman and Chief Executive Officer, Mr. Robert V. Cuddihy, Jr., Chief Operating Officer and Chief Financial Officer, and certain managers and strategists within the Company. The loss of the services of any one of them could have a material adverse effect on us.

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

Certain raw material active ingredients used in connection with the Cold-EEZE® products are purchased from a single unaffiliated supplier. Should the relationship terminate or the vendor become unable to supply material, we believe that current contingency plans would prevent such termination from materially affecting our operations, although there may be delays in production of our products until an acceptable replacement supplier is located.

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

The manufacturing of OTC products and dietary supplements is subject to applicable current good manufacturing practice (“cGMP”) regulations and FDA inspections. We believe we are in substantial compliance with material provisions of the applicable cGMP regulations. Contract manufacturers are also subject to these same requirements and we require such compliance in our contractual relationships with such manufacturers. However, we cannot assure that the FDA will agree with our determination of compliance. If the FDA disagrees, it could, upon inspection of our facility, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both. If the FDA concludes that there is an imminent public health threat or if we fail to take timely corrective actions to the satisfaction of the FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both. In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct. The FDA could initiate similar legal actions against the contract manufacturer if it concludes its facility is not in compliance, which would affect the availability our products. While secondary sources have been identified for our products, our inability to find other sources or a delay in the ramp-up for the production and distribution operations for some of its products may have a material adverse effect on our operations.

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

Our existing products and potential new products expose us to potential product liability claims

Our business results in exposure to an inherent risk of potential product liability claims, including claims for serious bodily injury or death caused by the sales of our existing products and the products which are being developed. These claims could lead to substantial damage awards. We currently maintain product liability insurance. A successful claim brought against us in excess of, or outside of, existing insurance coverage could have a material adverse effect on our results of operations and financial condition. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on the consumer demand for our products.

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

We are a defendant in a stockholder derivative lawsuit filed by our former CEO

A purported derivative lawsuit was filed against us, our officers and directors, as described under "Part I, Item 3, Legal Proceedings". The Company believes the lawsuit is without merit and intends to engage in a vigorous defense of such litigation. If we are not successful in our defense of such litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Regardless of the outcome, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition. We also have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of our liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

Certain Officers, Directors and former executives and their families own a substantial amount of our Common Stock

As of March 1, 2012, our executive officers and directors beneficially owned approximately 15.9% of our Common Stock and our former executives, Mr. Guy J. Quigley and Mr. Charles Phillips, and their immediate families beneficially owned, approximately 27.0% of our Common Stock. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of other shareholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of The NASDAQ Global Market require that we satisfy certain corporate governance requirements relating to director independence, distributing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel will need to devote a substantial amount of time to all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers.

In addition, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and the related rules of the Securities and Exchange Commission require that we maintain effective internal control over financial reporting and disclosure controls and procedures. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall.

Our compliance with Section 404 of Sarbanes-Oxley may require that we incur substantial expense and expend significant management time on compliance related issues. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the market price of our stock would likely decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities, which would require additional financial and management resources.

Our stock price is volatile

The market price of our Common Stock has experienced significant volatility. From January 1, 2011 to March 1, 2012, the trading prices of our stock have ranged from $0.70 to $1.60 per share. There are several factors which could affect the price of our Common Stock, including some of which are announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products. Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our Common Stock.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of the Common Stock and our ability to raise funds in new stock offerings

Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock. As of March 1, 2012, we had 14,836,340 shares of Common Stock outstanding.

As of March 1, 2012 we also have outstanding options, which are fully vested, to purchase an aggregate of 375,770 shares of our Common Stock at an average exercise price of $4.05 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our Common Stock may be delisted from The NASDAQ Global Market, which would adversely affect the price and liquidity of our Common Stock.

Our Common Stock is currently listed on The NASDAQ Global Market. On December 5, 2011, we were notified by Nasdaq that the Company had regained compliance with Nasdaq Marketplace Rule 5450(a)(1) because for 11 consecutive trading days the bid price of the Company’s Common Stock closed above the $1.00 per share minimum required for listing. Previously on June 29, 2011, we were notified by Nasdaq that we did not comply with Nasdaq Marketplace Rule 5450(a)(1) because for 30 consecutive trading days the bid price of the Company’s Common Stock closed below the $1.00 per share minimum required for listing. Should we fail to comply with the minimum bid price requirement in the future or any of the other continued listing requirements, our Common Stock may be delisted from The NASDAQ Global Market. If our Common Stock is delisted, it could reduce the price of our Common Stock and the levels of liquidity available to our stockholders. In addition, the delisting of our Common Stock could materially adversely affect our access to the capital markets, and any limitation on liquidity or reduction in the price of our Common Stock could materially adversely affect our ability to raise capital on terms acceptable to us or at all. Delisting from The NASDAQ Global Market could also result in other negative implications, including the potential loss of confidence by suppliers, customers and employees, the loss of institutional investor interest and fewer business development opportunities.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, products or stock performance, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

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

Pre-trial discovery is ongoing.  Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2012.

At this time no prediction as to the outcome of this action can be made.

 THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.) VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION INSURANCE SERVICES AGENCY, INC.

We instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005 in the Court of Common Pleas of Bucks County, Pennsylvania. The purpose of this suit was to maintain an action and toll the statute of limitation against our insurance broker who failed to place excess limits coverage for us for the period from November 29, 2003 until April 6, 2004. As a result of the defendants’ failure to place insurance and to notify us thereof, certain pending actions covered by our underlying insurance, which are currently being defended by insurance counsel and the underlying insurance carrier may cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005. Any case in which an alleged action arose relating to the use of Cold-EEZE® Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

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

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and John Doe Defendants

On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 20.1% of our Common Stock, and against certain third parties (a “Complaint”). The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of the Complaint occurred prior to June 2009 and the installation of the current Board of Directors. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT

The Company was named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief. Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

As noted above, the Company previously commenced litigation against the plaintiff, Guy Quigley, and other parties in August 2010 in the Bucks County Court of Common Pleas, Pennsylvania (No. 2010-08227). The August 2010 action remains pending.

Other Litigation

In the normal course of its business, we are named as defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently traded on The NASDAQ Global Market under the trading symbol “PRPH.” The price set forth in the following table represents the high and low bid prices for our Common Stock for each quarter of the Fiscal 2011 and 2010, as reported on The NASDAQ Global Market.

Common Stock

	2011		2010
Quarter Ended	High	Low	High	Low

March 31,	$1.64	$1.07	$2.25	$1.90
June 30,	$1.22	$0.79	$2.24	$1.09
September 30,	$1.00	$0.70	$1.85	$0.80
December 31,	$1.50	$0.75	$1.52	$1.00

Holders

As of March 1, 2012, there were approximately 270 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

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

Warrants and Options

In addition to our outstanding Common Stock, there were reserved for issuance 375,770 shares of our Common Stock underlying outstanding unexercised and vested options as of December 31, 2011 at the price-per-share stated and expire on the date indicated, as follows:

Description	Number of Options	Exercise Price	Expiration Date

Option Plan	24,750	$5.19	July 30, 2012
Option Plan	38,000	$8.11	October 29, 2013
Option Plan	46,500	$9.50	October 26 ,2014
Option Plan	29,500	$13.80	December 11, 2015
Option Plan	237,020	$1.00	December 14, 2017
Total	375,770

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plans Approved by Security Holders (1,2,3)	1,332,750	$1.88	31,264

(1) An incentive stock option plan was instituted in Fiscal 1997 (the “1997 Plan”), and approved by the stockholders in Fiscal 1998. Options pursuant to the 1997 Option Plan have been granted to directors, executive officers and employees. At December 31, 2011, we are precluded from issuing any additional options or grants in the future under the 1997 Option Plan pursuant to the terms of the plan document. An aggregate of 138,750 stock options previously granted pursuant to the terms of the 1997 Option Plan remain available for exercise at any time prior to such options’ respective expiration dates.

(2) On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan, which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Equity Compensation Plan”). The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that were authorized for issuance but unissued under the 1997 Plan, an aggregate of 1.8 million shares. All of our employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Equity Compensation Plan. Consultants and advisors who perform services for us are also eligible to participate in the 2010 Equity Compensation Plan. At December 31, 2011, we have outstanding 1,194,000 stock options, subject to vesting, under the 2010 Equity Compensation Plan. For the year ended December 31, 2011, we charged to operations $131,000 for compensation expense for the fair value of the vested portion of the stock options (see Note 8 to Notes to Consolidated Financial Statements). At December 31, 2011, there are 13,659 shares of Common Stock that may be issued in the future pursuant to the 2010 Equity Compensation Plan.

(3) On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. For the year ended December 31, 2011, we granted 164,770 shares of our Common Stock and charged to operations $162,000 for director compensation for the fair value of the stock at the date of grant. At December 31, 2011, there are 17,605 shares of Common Stock that may be issued pursuant to the 2010 Directors Equity Compensation Plan.

Other Stock Issuances

Pursuant to the terms of Mr. Cuddihy’s prior employment agreement dated August 19, 2009, Mr. Cuddihy received an annual grant of shares of Common Stock equal to $50,000, payable quarterly, promptly following the close of each quarter. The value of the shares is calculated based on the average closing price of our shares for the last five (5) trading days of the quarter in which the shares are earned. For the year ended December 31, 2011, Mr. Cuddihy earned and was issued an aggregate of 51,642 shares pursuant to the terms of the employment agreement.

Item 6.                  Selected Financial Data

The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2011, 2010, 2009, 2008 and 2007. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Income Data:
Net sales	$17,453	$14,502	$19,816	$20,507	$28,241
Gross profit	$11,282	$8,830	$11,569	$11,413	$18,556
Loss - continuing operations	$(2,710)	$(3,501)	$(3,842)	$(6,409)	$(1,856)
Income (loss) - discontinued operations (1)	-	-	-	875	(602)
Net loss	$(2,710)	$(3,501)	$(3,842)	$(5,534)	$(2,458)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.18)	$(0.25)	$(0.30)	$(0.50)	$(0.14)
Discontinued operations	-	-	-	0.07	(0.05)
Net loss	$(0.18)	$(0.25)	$(0.30)	$(0.43)	$(0.19)

Weighted average shares outstanding:
Basic and diluted	14,817	14,285	12,963	12,878	12,729

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:
Working capital	$5,342	$7,521	$11,475	$14,071	$18,578
Total assets	$19,079	$21,695	$21,330	$24,369	$33,502
Stockholders’ equity	$11,226	$13,460	$14,059	$17,774	$23,244

(1) On February 29, 2008, we sold Darius to InnerLight Holdings, Inc. The sale of this segment was treated as discontinued operations and all periods presented have been reclassified.

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

Our primary business is currently the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. One flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For Fiscal 2011, 2010 and 2009, our revenues from continuing operations have come principally from our OTC cold remedy products.

Recent Events

In September 2011, Phosphagenics Ltd. (“PSI Parent”), entered into certain Private Resale Agreements (“PSAs”) with seven third party purchasers, under which the PSI Parent sold, with our consent, an aggregate of 750,000 shares of our common stock, $0.0005 par value (“Common Stock”). PSI Parent is the parent company to Phosphagenics Inc. (“PSI”), our joint venture partner in Phusion Laboratories, LLC (the “Joint Venture”). Under the PSAs, the purchasers may not, without the prior written consent of the Company, prior to the one year anniversary of the PSAs, directly or indirectly, sell, give, pledge, hypothecate, assign or otherwise transfer the purchased shares, in whole or in part. Contemporaneously with PSI Parent consummating the PSAs, we consummated an agreement with PSI Parent to redeem the then remaining 690,000 shares of our Common Stock held by PSI Parent (see Note 3). Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by PSI Parent for the aggregate redemption price of $448,500 in cash. The redemption price was equal to $0.65 per share. The redemption agreement contained customary representations and covenants of the parties.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this Part II. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with the Audit Committee of our Board of Directors. A discussion of our critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges, we market and distribute Cold-EEZE® Oral Spray and Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy (“Kids-EEZE® Products”), children’s OTC products. In August 2011, we introduced Cold-EEZE® Oral Spray containing our proprietary zinc gluconate formulation in a liquid spray form. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2011 and 2010 (in thousands):

Amount
Return provision at December 31, 2009	$1,513
Net change in the return provision Fiscal 2010	33
Return provision at December 31, 2010	1,546
Net change in the return provision Fiscal 2011	121
Return provision at December 31, 2011	$1,667

For Fiscal 2011, 2010 and 2009, net sales of products with limited shelf-life and expiration dates were $2.0 million, $617,000 and $311,000, respectively.

For Fiscal 2011, the return provision increased by $121,000. The increase in the return provision was principally due to (i) a charge of $1.5 million, including $408,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.4 million associated principally with Fiscal 2011 and Fiscal 2010 received and processed during Fiscal 2011.

For Fiscal 2010, the return provision increased by $33,000. The increase in the return provision was principally due to (i) a charge of $815,000, including $462,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $782,000 associated principally with Fiscal 2009 and Fiscal 2010 received and processed during Fiscal 2010.

A one percent deviation for these sales allowance provisions for the Fiscal 2011, 2010 and 2009 would affect net sales by approximately $219,000, $188,000 and $261,000, respectively. A one percent deviation for cooperative incentive promotions reserve provisions for Fiscal 2011, 2010 and 2009 could affect net sales by approximately $210,000, $182,000 and $245,000, respectively.

Income Taxes

As of December 31, 2011, we have net operating loss carry-forwards of approximately $31.6 million for federal purposes that will expire beginning in Fiscal 2020 through 2031. Additionally, there are net operating loss carry-forwards of $20.0 million for state purposes that will expire beginning in Fiscal 2018 through 2030. Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided. As a consequence of the accumulated losses of the Company, management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

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

Results of Operations

Fiscal 2011 compared with Fiscal 2010

Net sales for Fiscal 2011 increased $3.0 million, or 20.3%, to $17.5 million as compared to $14.5 million for Fiscal 2010. The increase in net sales is principally due to (i) an increase in our retail customers’ purchases in the first and fourth quarter of Fiscal 2011, as compared to Fiscal 2010, in an effort by those retailers to maintain adequate shelf and warehouse stock during peak seasonal demand to meet an increase in consumer demand at retail of our OTC cold remedy products, (ii) sales of our Cold-EEZE® Oral Spray, a new product launched in August 2011 and (iii) an increase associated with our retail customers increasing the number, timing and value of our promotional and/or display programs as a consequence of, among other influences, (a) space availability, (b) allocation of more promotional space to the Cold-EEZE® brand and (c) a general increase in off-shelf, price promotion opportunities scheduled for the 2011-2012 Cold Season. In addition, our net sales of our contract manufacturing operations increased $262,000 in Fiscal 2011 to $856,000 as compared to $594,000 in Fiscal 2010 due to fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Data suggests that the highest incidence of upper respiratory disorders for the 2010-2011 Cold Season occurred late in the fourth quarter of Fiscal 2010 and during the first quarter of Fiscal 2011, and such incidences were at significantly lower levels during the second, third and fourth quarters of Fiscal 2011 when compared to Fiscal 2010 and the 2009-2010 Cold Season. Furthermore, the data suggests that incidence of upper respiratory disorders for the 2011-2012 Cold Season has been less than the 2010-2011 Cold Season. Although the 2011-2012 Cold Season incidence of upper respiratory is below the prior Cold Season level, we have increased our net sales through, among other factors, increased investments in our sales, marketing, advertising, consumer communication and promotion of our flagship brand, Cold-EEZE®. We continue to compete for market share with new products entering the category and many retailer initiatives to reduce the number of products they carry on shelf within the cold and flu category. We are continuing to support Cold-EEZE® cold remedy products through in-store promotion, media advertising and coupon programs.

Cost of sales increased $499,000 for Fiscal 2011 to $6.2 million as compared to $5.7 million for Fiscal 2010. The increase in cost of sales is principally due to (i) increased revenues from period to period, offset by (ii) an improvement in gross margin. We realized gross margins of 64.6% for Fiscal 2011 as compared to 60.9% in Fiscal 2010, an improvement of 3.7%. Our improved gross margin reflects the net effect of (i) an increase in the absorption rate of fixed production overhead costs as a percentage of revenues as a consequence of increased shipments to retailers, offset by (ii) an increase in raw ingredient and packaging costs. Gross margins are principally influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2011 increased $2.3 million, or 41.7%, to $7.9 million as compared to $5.6 million for Fiscal 2010. The increase in sales and marketing expense for Fiscal 2011 as compared to Fiscal 2010 was principally due to (i) an increase in personnel expense due principally to an increase in head count, (ii) an increase in sales commission as a consequence of an increase in sales and (iii) an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns with the cold season from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administrative (“G&A”) expenses decreased $1.0 million for Fiscal 2011 to $5.0 million as compared to $6.0 million in Fiscal 2010. The decrease in G&A expense for Fiscal 2011 as compared to Fiscal 2010 was primarily due a decrease in personnel expenses, professional fees and other general expenses.

Research and development costs for Fiscal 2011 and 2010 were $1.1 million and $794,000, respectively. The increase of $294,000 in research and development costs for Fiscal 2011 as compared to Fiscal 2010 was principally due to an increase in personnel expenses and an increase in the scope, timing and amount of research and development activity from period to period. In February 2011, we introduced to the retail trade an offering of a new product, Cold-EEZE® Oral Spray, an oral delivery application of our proprietary cold remedy formula of zinc gluconate. The Cold-EEZE® Oral Spray cold remedy commenced production in June 2011 and began shipping to retailers in August 2011. Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for Fiscal 2011 was $28,000 as compared to $53,000 for Fiscal 2010. The decrease of $25,000 for Fiscal 2011 as compared to Fiscal 2010 was principally the result of decreased bank balances and lower interest rates.

As noted above, we have net operating loss carry-forwards for both federal and certain states. As a consequence of these loss carryforwards and our loss realized during Fiscal 2011, we did not incur income tax expense for Fiscal 2011. For Fiscal 2010, we had a current tax benefit of $40,000 as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period.

As a consequence of the effects of the above, the net loss for Fiscal 2011, was $2.7 million, or ($0.18) per share, as compared to a net loss of $3.5 million, or ($0.25) per share, for Fiscal 2010.

Fiscal 2010 compared with Fiscal 2009

Net sales for Fiscal 2010 were $14.5 million as compared to $19.8 million for Fiscal 2009. Net sales decreased $5.3 million in Fiscal 2010 as compared to Fiscal 2009. The decline in net sales is principally due to (i) an acceleration in Fiscal 2009 of our retail customer purchases and stocking for the 2009-2010 Cold Season into the fourth quarter of Fiscal 2009 which skewed net sales for that cold season, (ii) a decrease of our retail customers purchases in the fourth quarter of Fiscal 2010 in an effort to better align their purchases and inventory levels with the projected timing of the incidence levels of upper respiratory disorders during the 2010-2011 Cold Season, (iii) a decrease associated with our retail customers reducing the number, timing and value of our promotional and/or display programs as a consequence of, among other influences, (a) limited space availability, (b) allocation of more promotional space to private label brands and/or other products and (c) a general reduction in off-shelf, price promotion opportunities for the 2010-2011 Cold Season. In addition, our net sales of our contract manufacturing operations decreased $911,000 in Fiscal 2010 to $594,000 as compared to $1.5 million in Fiscal 2009 due to (i) the decline in candy product sales as a consequence of the closure of the Elizabethtown manufacturing facility in June 2009 and (ii) fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

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

Research and development costs for Fiscal 2010 and 2009 were $794,000 and $1.3 million, respectively. The decrease of $514,000 in research and development costs for Fiscal 2010 as compared to Fiscal 2009 was due to a decline in the scope, timing and amount of research and development activity from period to period. In Fiscal 2009 and as a result of a strategic review, we determined to curtail and now have discontinued further investment in certain of our wholly owned subsidiaries, Quigley Pharma, products then under development. This was determined in light of our view concerning market opportunities, regulatory pathways, the need for further robust and consistent preclinical and clinical testing and continued requirements in the areas of commercial formulation and development. However, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for Fiscal 2010 was $53,000 as compared to $9,000 for Fiscal 2009. The increase of $44,000 for Fiscal 2010 as compared to Fiscal 2009 was principally the result of the allocation of funds into interest bearing accounts.

As noted above, we have net operating loss carry-forwards for both federal and certain states. For Fiscal 2010 and Fiscal 2009, we had a current tax benefit of $40,000 and $84,000, respectively, principally due to a carry back of an alternative minimum tax net operating loss to a prior period.

As a consequence of the effects of the above, the net loss for Fiscal 2010, was $3.5 million, or ($0.25) per share, as compared to a net loss of $3.8 million, or ($0.30) per share, for Fiscal 2009.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2011 were $5.5 million compared to $8.2 million at December 31, 2010. Our working capital was $5.3 million and $7.5 million as of December 31, 2011 and December 31, 2010, respectively. Changes in working capital for Fiscal 2011 were principally due to the net effect of (i) cash used in operations of $2.1 million, (ii) capital expenditures of $300,000, (iii) the cash payment of $449,000 to purchase treasury stock from PSI Parent, offset by, (iv) proceeds of $166,000 from the sale of fixed assets.

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

Pursuant to the Joint Venture LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis. At December 31, 2011, cash and equivalents includes $425,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed later in Fiscal 2012. For Fiscal 2011, any expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of December 31, 2011, we have not established a formal commercialization program timeline, pending the results of the recently initiated studies, for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

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

Our future contractual obligations and commitments at December 31, 2011 consist of the following (in thousands):

Year	Employment Contracts	Purchase Commitments	Total
2012	$1,106	$1,377	$2,483
2013	1,025	-	1,025
2014	1,025	-	1,025
2015	556	-	556
2016	-	-	-
Total	$3,712	$1,377	$5,089

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

Effect of Recent Accounting Pronouncements

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). The proposed roadmap has since been superseded by an SEC work plan and no date is currently proposed that we could be required to prepare financial statements in accordance with IFRS. The SEC has targeted Fiscal 2012 to make a determination regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

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

Item 8.                   Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2011. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProPhase Labs, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/S/ EisnerAmper LLP

Edison, New Jersey
March 6, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of ProPhase Labs, Inc. and Subsidiaries for the year ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of ProPhase Labs, Inc. and Subsidiaries for the year ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ Amper, Politziner & Mattia, LLP

Edison, New Jersey
March 24, 2010

PROPHASE LABS, INC AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2011	2010
ASSETS
Cash and cash equivalents (Note 2)	$5,541	$8,232
Accounts receivable, net of allowance for doubtful accounts of zero and $13, respectively (Note 2)	3,219	4,821
Inventory (Note 2)	2,688	1,682
Prepaid expenses and other current assets	1,747	883
Assets held for sale (Notes 2 and 4)	-	138
Total current assets	13,195	15,756

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation of $3,608 and $3,389, respectively (Note 4)	2,307	2,362
	$19,079	$21,695

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$885	$489
Accrued royalties and sales commissions (Note 5)	3,524	3,524
Accrued advertising and other allowances	2,959	3,524
Other current liabilities	485	698
Total current liabilities	7,853	8,235

COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; authorized 50,000,000; issued: 20,161,636 and 19,353,672 shares, respectively (Note 8)	10	10
Additional paid-in-capital	41,552	40,627
Accumulated deficit	(4,699)	(1,989)
Treasury stock, at cost, 5,336,053 and 4,646,053 shares, respectively (Note 8)	(25,637)	(25,188)
	11,226	13,460
	$19,079	$21,695

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009

Net sales (Notes 2 and 12)	$17,453	$14,502	$19,816

Cost of sales (Note 2)	6,171	5,672	8,247

Gross profit	11,282	8,830	11,569

Operating expenses:
Sales and marketing	7,904	5,576	4,852
Administrative	5,028	6,054	9,344
Research and development (Note 2)	1,088	794	1,308
Total operating expense	14,020	12,424	15,504

Loss from operations	(2,738)	(3,594)	(3,935)

Interest income	28	53	9

Loss from operations before taxes	(2,710)	(3,541)	(3,926)

Income tax (benefit) (Note 10)	-	(40)	(84)

Net loss	$(2,710)	$(3,501)	$(3,842)

Basic and dilutive loss per share	$(0.18)	$(0.25)	$(0.30)

Weighted average common shares outstanding:
Basic and diluted	14,817	14,285	12,963

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional	Retained
	Common Stock	Par	Paid-In	Earnings	Treasury
	Shares	Value	Capital	(Deficit)	Stock	Total

Balance at December 31, 2008	12,908,383	$9	$37,599	$5,354	$(25,188)	$17,774

Net loss				(3,842)		(3,842)
Proceeds from exercise of stock options	125,000		127			127
Tax benefits from exercise of stock options			88			88
Tax benefit allowance			(88)			(88)

Balance at December 31, 2009	13,033,383	9	37,726	1,512	(25,188)	14,059

Net loss				(3,501)		(3,501)
Proceeds from exercise of stock options	130,500		133			133
Common Stock Issued to Phosphangenics Limited pursuant to an Exclusive License Agreement (Note 3)	1,440,000	1	2,576			2,577
Common stock granted pursuant to an employment agreement	36,111		60			60
Common stock granted pursuant to a compensation agreement	67,625		90			90
Share-based compensation expense			42			42
Tax benefits from exercise of stock options			42			42
Tax benefit allowance			(42)			(42)

Balance at December 31, 2010	14,707,619	10	40,627	(1,989)	(25,188)	13,460

Net loss				(2,710)		(2,710)
Share-based compensation expense			131			131
Common stock granted pursuant to an employment agreement	341,254		294			294
Common stock granted pursuant to a compensation plan	466,710		500			500
Treasury stock purchase (Note 8)	(690,000)				(449)	(449)

Balance at December 31, 2011	14,825,583	$10	$41,552	$(4,699)	$(25,637)	$11,226

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(2,710)	$(3,501)	$(3,842)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	355	363	522
(Gain) loss on the sales of fixed assets	(28)	-	104
Impairment charge	-	-	74
Share-based compensation expense	631	192	-
Sales discounts and provision for bad debts	(18)	(33)	(133)
Inventory valuation provision	(115)	(728)	633
Changes in operating assets and liabilities:
Accounts receivable	1,620	(1,189)	2,485
Inventory	(891)	451	963
Prepaid expenses and other assets	(864)	(68)	390
Accounts payable	396	(219)	(109)
Accrued advertising and other allowances	(565)	1,384	(597)
Other operating assets and liabilities, net	81	(201)	(45)
Net cash provided by (used in) operating activities	(2,108)	(3,549)	445

Cash flows from investing activities:
Capital expenditures	(300)	(153)	(208)
Acquisition of product license	-	(1,000)	-
Proceeds from the sale of fixed assets	166	-	480
Net cash flows provided by (used in) investing activities	(134)	(1,153)	272

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	133	127
Purchase of treasury stock	(449)	-	-
Net cash provided by (used in) financing activities	(449)	133	127

Net increase (decrease) in cash and cash equivalents	(2,691)	(4,569)	844

Cash and cash equivalents at beginning of year	8,232	12,801	11,957

Cash and cash equivalents at end of year	$5,541	$8,232	$12,801

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$34	$43

Common stock issued to Phosphagenics Limited pursuant to a product license agreement	$-	$2,577	$-

Common stock issued, in lieu of cash, as payment of accrued compensation	$294	$-	$-

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For Fiscal 2011, Fiscal 2010 and Fiscal 2009 (as each is defined below), our revenues from continuing operations have come principally from our OTC cold remedy products.

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

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2011 shall be the term “Fiscal 2011” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. Our consolidated balance sheet at December 31, 2010 and our consolidated statement of cash flows for Fiscal 2010 and 2009 have been reclassified to conform with our Fiscal 2011 presentation. The term the “we”, “us: or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges we market and distribute Cold-EEZE® Oral Spray and Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy (“Kids-EEZE® Products”), children’s OTC cold remedies. In August 2011, we introduced Cold-EEZE® Oral Spray containing our proprietary zinc formulation in a liquid spray form. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

Cash Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At December 31, 2011 and 2010, the Financial Statements include an adjustment for excess or obsolete inventory of $991,000 and $1.1 million, respectively. At December 31, 2011 and 2010, inventory included raw material, work in progress and packaging amounts of $981,000 and $742,000, respectively, and finished goods of $1.7 million and $940,000, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The depreciation expense is computed in accordance with the estimated asset lives (see Note 4).

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the requirements associated with the development of OTC and other personal care products in order to continue to compete on a national and/or international level.

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2011, our cash was $5.5 million and our bank balance was $5.9 million. Of the total bank balance, $704,000 was covered by federal depository insurance and $5.2 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers (see Note 12). During Fiscal 2011, 2010 and 2009, effectively all of our revenues were related to domestic markets.

Our revenues are principally generated from the sale of OTC cold remedy products which approximated 95%, 96% and 92% of total revenues for Fiscal 2011, 2010 and 2009, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

Raw materials used in the production of the products are available from numerous sources. Certain raw material active ingredients used in connection with Cold-EEZE® products are purchased from a single unaffiliated supplier. Should the relationship terminate or the vendor become unable supply material, we believe that the current contingency plans would prevent a termination from materially affecting our operations. However, if the relationship was terminated, there may be delays in production of our products until an acceptable replacement supplier is located.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In Fiscal 2009 we recognized impairment charges of $74,000 principally for the land and building assets of our Elizabethtown manufacturing facility. The fair value of the reported Assets Held For Sale at December 31, 2010 of $138,000 was arrived at through bids generated from interested third party purchasers and guidance from a third party real estate advisor thereby relating to Level 3 fair value hierarchy. In February 2011, we derived net proceeds from the sale of these assets of $166,000.

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

As of December 31, 2011 and December 31, 2010, we included a provision for sales allowances of $101,000 and $106,000, respectively, which are reported as a reduction to account receivables. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of zero and $13,000 as of December 31, 2011 and 2010, respectively. Additionally, accrued advertising and other allowances as of December 31, 2011 include $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions. As of December 31, 2010 accrued advertising and other allowances include $1.5 million for estimated future sales returns, $1.2 million for cooperative incentive promotion costs and $828,000 for certain other advertising and marketing promotions.

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

Stock and stock options for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 8). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. In Fiscal 2011 and 2010, we charged to operations $631,000 and $192,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. There was no share-based compensation expense for Fiscal 2009.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity

The Joint Venture, of which we own a 50% membership interest qualifies as a variable interest entity (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 3).

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for Fiscal 2011, 2010 and 2009 were $8.8 million, $6.9 million, and $5.8 million, respectively. Included in prepaid expenses and other current assets was $1.2 million and $189,000 at December 31, 2011 and 2010, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for Fiscal 2011, 2010 and 2009 were $1.1 million, $794,000 and $1.3 million, respectively. For Fiscal 2011 and Fiscal 2010, research and development costs are related principally to new product development initiatives and costs associated with OTC cold remedy products. For Fiscal 2009, research and development costs are related principally to the Quigley Pharma’s study activities; such studies and initiatives are no longer actively being commercialized.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). The proposed roadmap has since been superseded by an SEC work plan and no date is currently proposed that we could be required to prepare financial statements in accordance with IFRS. The SEC has targeted Fiscal 2012 to make a determination regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – INVESTMENT IN PHUSION LABORATORIES, LLC. (CONTINUED)

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million. On the date the PSI Shares were issued, PSI Parent agreed, pursuant to a Share Transfer Restriction Agreement, dated March 22, 2010 (the “Share Transfer Restriction Agreement”), between us and PSI Parent, that, with certain exceptions, it would not sell or otherwise dispose of any of the PSI Shares prior to June 1, 2012 (see discussion below). The PSI Shares were issued pursuant to an exemption from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. Such sale and issuance did not involve any public offering and was made without general solicitation or advertising. Additionally, PSI Parent represented to us, among other things, that PSI Parent is not a US Person (as defined in Regulation S under the Securities Act), that PSI Parent is an accredited investor with access to all relevant information necessary to evaluate its investment and that the PSI Shares were being acquired for investment purposes only.

In September 2011, PSI Parent entered into certain Private Resale Agreements (“PSAs”) with seven third party purchasers, under which Phosphagenics sold, with our consent, an aggregate of 750,000 shares of our Common Stock. Under the PSAs, the purchasers may not, without the prior written consent of the Company, prior to the one year anniversary of the PSAs, directly or indirectly, sell, give, pledge, hypothecate, assign or otherwise transfer the purchased shares, in whole or in part. Contemporaneously with PSI Parent consummating the PSAs, we consummated an agreement with PSI Parent to redeem the then remaining 690,000 PSI Shares held by PSI Parent (see Note 8).

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis. At December 31, 2011, cash and equivalents includes $425,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. Since inception and including Fiscal 2011, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product analysis, as formal operations are not expected to commence until later in Fiscal 2012. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets. At December 31, 2011, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected useful life of the product license to be approximately 10 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed later in Fiscal 2012. For Fiscal 2011, any expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of December 31, 2011, we have not established a formal commercialization program timeline, pending the results of the recently initiated studies, for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2011	2010	Estimated Useful Life

Land	$504	$504
Buildings and improvements	2,494	2,281	15 - 39 years
Machinery and equipment	2,567	2,592	3 - 7 years
Computer software	161	192	3 years
Furniture and fixtures	189	182	5 years
	5,915	5,751

Less: Accumulated depreciation	3,608	3,389
	$2,307	$2,362

Depreciation expense for Fiscal 2011, 2010 and 2009 was $355,000, $363,000, and $522,000, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PATENT RIGHTS AND RELATED ROYALTY COMMITMENTS

We have maintained a separate representation and distribution agreement relating to the development of the zinc gluconate product formulation. In return for exclusive worldwide distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired May 2007. However, we and the developer are in litigation (see Note 7) and as such no potential offset for these fees from such litigation has been recorded. The amount accrued for this expense at each of December 31, 2011 and 2010 was $3.5 million.

NOTE 6 – OTHER CURRENT LIABILITIES

At December 31, 2011 and 2010, other current liabilities include $237,000 and $483,000, respectively, related to accrued compensation.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Certain operating leases for office and warehouse space maintained by us in Fiscal 2010 and 2009 resulted in rent expense of $11,000 and $44,000, respectively. We did not incur rent expense in Fiscal 2011. We have approximate future obligations over the next five years as follows (in thousands):

Year	Employment Contracts	Purchase Commitments	Total
2012	$1,106	$1,377	$2,483
2013	1,025	-	1,025
2014	1,025	-	1,025
2015	556	-	556
2016	-	-	-
Total	$3,712	$1,377	$5,089

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

On November 8, 2011, we entered into new employment agreements, effective as of January 1, 2012, with each of Mr. Ted Karkus and Mr. Cuddihy (the “Employment Agreements”). The Employment Agreements supersede the employment agreements of Mr. Karkus and Mr. Cuddihy, dated August 19, 2009, that had been scheduled to terminate on July 15, 2012. The scheduled termination dates of the Employment Agreements is July 15, 2015, which is three years following the scheduled expiration date set forth in the executives’ former employment agreements.

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

The Employment Agreements also provide for payments upon certain terminations and change in control benefits to ensure that they work to secure the best outcome for stockholders in the event of a possible change in control, even if it means that they lose their jobs as a result. Under the Employment Agreements, in the event of the termination by the Company of the employment of Mr. Karkus or Mr. Cuddihy without cause or due to a voluntary resignation by either executive with Good Reason (as defined in the agreements), each executive will be paid a lump sum severance payment in cash equal to the greater of (A) the amount equal to eighteen (18) months base salary or (B) the amount equal to the his base salary for the remainder of the term as if the agreement had not been terminated. Additionally, each executive is entitled to receive a lump sum severance payment in cash equal to the greater of A or B, if he, within twenty four (24) months of a Change in Control (as defined in the agreements) of the Company, is terminated without cause or due to a voluntary resignation by him with Good Reason (as defined in the agreements). Each executive may also participate at Company expense in all medical and dental plans for the remainder of the term of his employment agreement in the event the Company terminates the employment agreement for any reason, except for the Company’s termination for Cause (as defined in the agreements) or a voluntary resignation by him without Good Reason (as defined in the agreements).

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Pre-trial discovery is ongoing.  Defendants moved for partial summary judgment, and we filed a response and cross-motion for summary judgment.  On August 21, 2008, the court denied both motions for summary judgment.  The case has not been assigned to a trial calendar, although it is possible that the case will be listed for trial in 2012.

         At this time no prediction as to the outcome of this action can be made.

THE QUIGLEY CORPORATION (currently PROPHASE LABS, INC.) VS. WACHOVIA INSURANCE SERVICES, INC. AND FIRST UNION INSURANCE SERVICES AGENCY, INC.

We instituted a Writ of Summons against Wachovia Insurance Services, Inc. and First Union Insurance Services Agency, Inc. on December 8, 2005 in the Court of Common Pleas of Bucks County, Pennsylvania. The purpose of this suit was to maintain an action and toll the statute of limitation against our insurance broker who failed to place excess limits coverage for us for the period from November 29, 2003 until April 6, 2004. As a result of the defendants’ failure to place insurance and to notify us thereof, certain pending actions covered by our underlying insurance, which are currently being defended by insurance counsel and the underlying insurance carrier may cause an exhaustion of the underlying insurance for the policy periods ending November 29, 2004 and November 29, 2005. Any case in which an alleged action arose relating to the use of Cold-EEZE® Nasal Spray from November 29, 2003 to April 6, 2004 is not covered by excess insurance.

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

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and John Doe Defendants

On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 20.1% of our Common Stock, and against certain third parties (a “Complaint”). The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of the Complaint occurred prior to June 2009 and the installation of the current Board of Directors. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT

The Company was named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief. Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. The Company believes the lawsuit is without merit and intends to vigorously defend against it.

As noted above, the Company previously commenced litigation against the plaintiff, Guy Quigley, and other parties in August 2010 in the Bucks County Court of Common Pleas, Pennsylvania (No. 2010-08227). The August 2010 action remains pending.

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

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan during Fiscal 2011, 2010 or 2009.

At December 31, 2011, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At December 31, 2011, there are 138,750 options outstanding with various expiration dates ranging from July 2012 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Equity Compensation Plan”). The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance, Issued Options (defined below) but unissued under the 1997 Plan an aggregate of 1.8 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan. As of December 31, 2011, 1,311,000 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”). As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Equity Compensation Plan and the remaining 411,000 options are deemed cancelled.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

Stock Options

All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Equity Compensation Plan. Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Equity Compensation Plan. For Fiscal 2011, 2010 and 2009, we granted 220,000, 982,000 and zero options, respectively, to employees to acquire our Common Stock pursuant to the terms of 2010 Equity Compensation Plan. Presented below is a summary of the terms of the grant of options:

	Year Ended December 31,
	2011	2010	2009
Number of options granted	220,000	982,000	-
Vesting period	4 years	3-6 years	-
Maximum term of option from date of grant	7 years	7 years	-
Exercise price per share	$0.87 - $1.17	$1.00	-
Weighted average fair value per share of options granted during the year	$0.58	$0.65	-

We use the Black-Scholes option pricing model during Fiscal 2011 and 2010 to determine the fair value of the stock options at the date of grant. Based upon our limited historical experience, we estimated approximately 33,000 and 27,300, respectively, of the options granted in Fiscal 2011 and Fiscal 2010 may ultimately be forfeited. Additionally, we determined the expected term of the stock option grants to be a range between 4.5 to 6.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in 2010 such that we believe our historical data does not provide a reasonable basis upon which to estimate expected term. Presented below is a summary of assumptions used in determining the fair value of the stock options at the date of grant:

	Year Ended December 31,
	2011	2010	2009
Expected option life	4.75 years	4.5 - 6.5 years	-
Weighted average risk free rate	1.28%	2.10%	-
Dividend yield	0%	0%	-
Expected volatility	75.84% - 78.62%	72.17% - 77.63%	-

The fair value of the stock options at the time of the grant in Fiscal 2011 and 2010 was approximately $127,000 and $618,000, respectively. Each of the stock options granted were subject to vesting such that the fair value of the stock options granted is charged to operations over the vesting period. For Fiscal 2011 and 2010, we charged to operations $131,000 and $42,000, respectively, for share-based compensation expense for the aggregate fair value of the stock grants and vested stock options earned. There was no share-based compensation expense for Fiscal 2009.

At December 31, 2011, 237,020 of the options granted in Fiscal 2011 and 2010 were vested and 956,980 are subject to vesting. At December 31, 2011, there are 13,659 options available for grant to purchase shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

A summary of the status of our stock options granted to both employees and non-employees as of December 31, 2011, 2010 and 2009 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2011		2010		2009
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of year	1,300	$2.99	1,488	$8.64	2,268	$7.76
Granted	220	1.10	982	1.00	-	-
Exercised	-	-	(131)	1.02	(125)	1.01
Cancelled	(187)	8.67	(1,039)	9.45	(655)	7.02
Options outstanding - end of year	1,333	$1.88	1,300	$2.99	1,488	$8.64

Options granted and subject to future vesting	957	$1.02	937	1.00	-	-

Exercisable, at end of year	376		363		1,488
Available for grant	14		818		-

The unrecognized share-based compensation expense related to the options granted but not vested, (options to acquire 956,980 shares) was approximately $572,000 at December 31, 2011. These options subject to vesting (i) vest over the next 2 to 5 years, (ii) have a 7 year term from the date of grant, (iii) are exercisable at a weighted average price of $1.02 and (iv) the unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 4 years.

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2011 (in thousands, except remaining life and per share data):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$0.81 - $1.17	237	6.0	$1.00
$1.18 - $5.19	25	0.5	$5.19
$5.20 - $8.11	38	1.8	$8.11
$8.12 - $9.50	47	2.8	$9.50
$9.51 - $13.80	29	4.0	$13.80
Total	376		$4.05

The total intrinsic value of options exercised during Fiscal 2010 and 2009 was $107,000 and $226,000, respectively. There were no options exercised during Fiscal 2011. The aggregate intrinsic value of (i) options outstanding, (ii) options outstanding and expected to vest in the future and (iii) options outstanding and exercisable at December 31, 2011 was $159,000, $123,000 and $36,000, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

Stock Grants

In April 2011, the Compensation Committee of the Board of Directors approved an amendment to Mr. Karkus’ then employment agreement, dated August 19, 2009 (the “Amendment”) to lower his annual salary by $150,000 (or $12,500 per month) in exchange for a grant of restricted stock equal in value to the salary reduction. Pursuant to the Amendment, Mr. Karkus’ annual base salary was decreased from $750,000 per year to $600,000 per year, effective May 1, 2011 thru July 15, 2012, which is the end of the term of his then employment agreement, as amended. As a consequence of the Amendment, a restricted stock grant under the 2010 Equity Compensation Plan equal to $12,500 of shares per month thru the end of the term (14.5 months). The restricted stock grant was made in an upfront grant of 161,830 shares, subject to certain future vesting conditions, at a value of $181,000 as of the grant date. The grant was made in April 2011, and the amount of the shares issued was calculated based on the average closing price of our Common Stock for the last five (5) trading days prior to and including the issuance date of April 21, 2011. For Fiscal 2011, we have charged to operations $100,000 as share-based compensation expense for the restricted stock grant and we have unrecognized compensation expense of $81,250 at December 31, 2011 that will be charged to operations in equal monthly installments of $12,500 over the remaining vesting period ending July 15, 2012.

In addition, in April 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 133,928 shares of Common Stock under the 2010 Equity Compensation Plan as payment for his Fiscal 2010 bonus. Furthermore, in December 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 128,571 shares of Common Stock under the 2010 Equity Compensation Plan as payment for his Fiscal 2011 bonus. Mr. Karkus agreed to accept his Fiscal 2011 and Fiscal 2010 cash bonus of $150,000 for each year in shares of our Common Stock.

In April 2011, Mr. Karkus also agreed to convert into shares of our Common Stock $144,000 of deferred and unpaid cash compensation owed to him thru April 2011, resulting in an issuance of 128,571 shares under the 2010 Equity Compensation Plan. The amount of these shares issued to Mr. Karkus was calculated based on the average closing price of the Company’s shares for the last five (5) trading days prior to and including the issuance dates of April 21, 2011.

In December 2011, the Compensation Committee of the Board of Directors granted Mr. Cuddihy 33,603 shares of Common Stock, under the 2010 Equity Compensation Plan valued at $37,500 as payment for 50% of his Fiscal 2011 bonus.

The 2010 Directors Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. In Fiscal 2011 and 2010, we granted 164,770 and 67,625 shares, respectively, of our Common Stock valued at $162,000 and $90,000, respectively, for director compensation. At December 31, 2011, there are 17,605 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors Equity Compensation Plan.

Stock Option Exercises and Other Grants

Pursuant to the terms of Mr. Cuddihy’s prior employment agreement dated August 19, 2009, Mr. Cuddihy received an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter calculated based on the average closing price of our Common Stock for the last five (5) trading days of the quarter. For Fiscal 2011, 2010 and 2009, Mr. Cuddihy earned 51,642, 35,075 and 11,004 shares, respectively, valued at $50,000, $50,000 and $23,000, respectively, as share-based compensation.

For Fiscal 2010 and 2009, we derived net proceeds of $133,000 and $127,000, respectively, as a consequence of the exercise of options to acquire 130,500 and 125,000 shares, respectively, of our Common Stock pursuant to the terms of our 1997 Option Plan. There were no stock options exercised in Fiscal 2011.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

Purchase of Treasury Stock

In September 2011, we entered into a redemption agreement with PSI Parent. Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by PSI Parent for the aggregate redemption price of $448,500 in cash (see Note 3). The redemption price was equal to $0.65 per share.

NOTE 9 – DEFINED CONTRIBUTION PLANS

We maintain the ProPhase Labs, Inc 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2011, 2010 and 2009 were $88,000, $90,000 and $141,000, respectively.

NOTE 10 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current
Federal	$-	$(40)	$(84)
State	-	-	-
	-	(40)	(84)
Deferred
Federal	(877)	(107)	(2,297)
State	(21)	160	(61)
	(898)	53	(2,358)
Total	$(898)	$13	$(2,442)

Income taxes from continuing operations before valuation allowance	$(898)	$13	$(2,442)
Change in valuation allowance	898	(53)	2,358
Income tax (benefit)	-	(40)	(84)
Total	$-	$(40)	$(84)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Statutory rate - federal	$(925)	$(1,204)	$(1,335)
State taxes, net of federal benefit	(21)	-	(61)
Permanent differences and other	48	(143)	(1,046)
Income tax from continuing operation before valuation allowance	(898)	(1,347)	(2,442)

Change in valuation allowance	(898)	1,307	2,358

Income tax (benefit)	-	(40)	(84)
Total	$-	$(40)	$(84)

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – INCOME TAXES (CONTINUED)

The components of permanent and other differences are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Permanent items:
Meals and Entertainment	$2	$5	$6
Officers life insurance	-	-	9
Return to accrual for prior year, permanent items	-	-	(479)
Capital loss carryforward utilization (1)	-	-	(582)
Contribution of inventory(2)	-	(162)	-
Share-based compensation expense for stock options granted (3)	45	14	-
	$47	$(143)	$(1,046)

(1)	This item represents the utilization for tax purposes of prior year capital losses.

(2)	This item represents the additional tax deduction available as a consequence of the contribution of certain inventory to qualified charitable organization.

(3)	This item relates to share-based compensation expense for financial reporting purposes not deducted for tax purposes until such options are exercised.

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net operating loss and capital loss carryforward	$13,170	$12,135	$10,808
Consulting-royalty costs	1,431	1,431	1,431
Depreciation	235	253	250
Other	757	877	801
Valuation allowance	(15,593)	(14,696)	(13,290)
Total	$-	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2011, 2010 and 2009 was $898,000, $1.4 million and $2.4 million, respectively. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.3 million are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized. As a result, these NOL’s will not be available to offset income tax expense. The net operating loss carry-forwards currently approximate $31.6 million for federal purposes will expire beginning in Fiscal 2020 through 2031. Additionally, there are net operating loss carry-forwards of $20.0 million for state purposes that will expire beginning in Fiscal 2018 through 2031.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2011			2010			2009
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(2,710)	14,817	$(0.18)	$(3,501)	14,285	$(0.25)	$(3,842)	12,963	$(0.30)
Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-

Diluted EPS	$(2,710)	14,817	$(0.18)	$(3,501)	14,285	$(0.25)	$(3,842)	12,963	$(0.30)

For Fiscal 2011, 2010 and 2009, diluted earnings per share is the same as basic earnings per share due to the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share. For Fiscal 2011, 2010 and 2009, there were Common Stock Equivalents in the amount of 48,375, 359,188 and 133,792, respectively, which were in the money, that were excluded in the earnings per share computation due to their dilutive effect.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – SIGNIFICANT CUSTOMERS

Our products are distributed through numerous food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers throughout the United States. Revenues for Fiscal 2011, 2010 and 2009 were $17.5 million, $14.5 million and $19.8 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores, Inc. (“Wal-Mart”), CVS Caremark Corporation (“CVS”) and Rite-Aid Corp (“Rite Aid”) accounted for approximately 17%, 14%, 13% and 12% of our Fiscal 2011 revenues. Walgreens, Wal-Mart and Rite Aid accounted for approximately 23%, 14% and 10% of our Fiscal 2010 revenues. CVS, Walgreens and Wal-Mart accounted for approximately 15%, 15% and 13% of our revenues for Fiscal 2009. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Customers comprising the five largest accounts receivable balances represented 53% and 51% of total trade receivable balances at December 31, 2011 and 2010, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. At December 31, 2011 and 2010, the allowance for doubtful accounts was zero and $13,000, respectively.

NOTE 13 – QUARTERLY INFORMATION (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2011 and Fiscal 2010 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2011
Net sales	$3,166	$1,744	$5,083	$7,460
Gross profit	$1,994	$896	$3,596	$4,796
Income (loss) from continuing operations	$(1,013)	$(976)	$1,110	$(1,831)
Net income (loss)	$(1,013)	$(976)	$1,110	$(1,831)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.07)	$(0.07)	$0.07	$(0.12)
Net income (loss)	$(0.07)	$(0.07)	$0.07	$(0.12)

Fiscal 2010
Net sales	$1,976	$1,131	$5,204	$6,191
Gross profit	$1,170	$471	$3,610	$3,579
Income (loss) from continuing operations	$(1,062)	$(2,254)	$947	$(1,132)
Net income (loss)	$(1,062)	$(2,254)	$947	$(1,132)

Basic and diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.08)	$(0.15)	$0.06	$(0.08)
Net income (loss)	$(0.08)	$(0.15)	$0.06	$(0.08)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.           Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during Fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2011.

Item 9B.       Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2012 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2012 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference to the 2012 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2012 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits:

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A filed on April 4, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation effective May 5, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 10, 2010).

3.3	By-laws of the Company as amended and restated effective August 18, 2009, (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 18, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).

10.2	Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A filed on April 4, 1997).

10.3	Consulting Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al. (incorporated by reference to Exhibit 10.5 of Form 10-KSB/A filed on April 4, 1997).
10.4	Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).

10.5	First Amendment to the Rights Agreement, dated as of May 20, 2008 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 23, 2008).

10.6	Sale agreement of Darius to Innerlight Holdings, Inc. dated February 29, 2008 incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 3, 2008).

10.7	Second Amendment to the Rights Agreement, dated as of August 18, 2009 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2009).

10.8	Form of Indemnification Agreement between the Company and each of its Officers and Directors dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 19, 2009).

10.9*	Employment Agreement dated August 15, 2009 between Ted Karkus and the Company (incorporated by reference to Exhibit 10.2 of Form 8-K filed on August 19, 2009).

10.10*	Employment Agreement dated August 15, 2009 between Robert V. Cuddihy, Jr., and the Company (incorporated by reference to Exhibit 10.3 of Form 8-K filed on August 19, 2009).

10.11	Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on March 24, 2010).

10.12	Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 24, 2010).

10.13	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 24, 2010).

10.14	Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 24, 2010).

10.15	Share Transfer Restriction Agreement, dated March 22, 2010, between the Company, and Phosphagenics Limited. (incorporated by reference to Exhibit 10.15 of Form 10-K filed on March 24, 2010).

10.16*	2010 Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.17 *	2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit C of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.18*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 10, 2010).

10.19*	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on May 10, 2010).

10.20*	Form of Option Agreement pursuant to 2010 Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 10, 2010).

10.21*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 10, 2010).

10.22*	2010 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit A of the Company’s Annual Proxy Statement on Schedule 14A filed on March 14, 2011).

10.23	Redemption Agreement with Phosphagenics Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 23, 2011).

10.24*	Employment Agreement dated January 1, 2012 between Ted Karkus and the Company (incorporated by reference to Exhibit 99.2 of Form 10-Q filed on November 10, 2011).

10.25*	Employment Agreement dated January 1, 2012 between Robert V. Cuddihy, Jr., and the Company (incorporated by reference to Exhibit 99.1 of Form 10-Q filed on November 10, 2011).

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm, dated March 6, 2012.

23.2**	Consent of Amper, Politziner & Mattia, LLP, Independent Registered Public Accounting Firm, dated March 24, 2010.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement
** Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.
Registrant

Date: March 6, 2012	By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial and Accounting Officer

By:	/s/Ted Karkus	By:	/s/Robert V. Cuddihy, Jr.
Ted Karkus		Robert V. Cuddihy, Jr.
Chairman of the Board and		Chief Operating Officer and Chief
Chief Executive Officer		Financial Officer

Date: March 6, 2012______

Directors

/s/Mark Burnett
Mark Burnett

/s/Mark Frank		/s/Louis Gleckel
Mark Frank		Louis Gleckel

/s/Mark Leventhal		/s/James McCubbin
Mark Leventhal		James McCubbin

Date: March 6, 2012

- 59 -