Form 10-Q
period 2012-03-31
ProPhase Labs, Inc.
filed 2012-05-11
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 11, 2012
Common Stock, $0.0005 par value	14,836,340

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2012 and
	December 31, 2011 (unaudited)	3

	Condensed Consolidated Statements of Operations for the Three Months Ended
	March 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Three
	Months Ended March 31, 2012 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Three Months Ended
	March 31, 2012 and 2011 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

Signatures		29

Certifications		30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$6,268	$5,541
Accounts receivable, net of doubtful accounts of zero and
zero, respectively (Note 2)	2,542	3,219
Inventory, net (Note 2)	2,611	2,688
Prepaid expenses and other current assets	627	1,747
Total current assets	12,048	13,195

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation
of $3,666 and $3,608, respectively (Note 2)	2,297	2,307
	$17,922	$19,079

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$822	$885
Accrued royalties (Note 4)	3,524	3,524
Accrued advertising and other allowances	2,432	2,959
Other current liabilities	518	485
Total current liabilities	7,296	7,853

Commitments and contingencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000;
issued: 20,172,393 and 20,161,636 shares, respectively (Note 5)	10	10
Additional paid-in-capital	41,640	41,552
Accumulated deficit	(5,387)	(4,699)
Treasury stock, at cost 5,336,053 and 5,336,053
shares, respectively	(25,637)	(25,637)
Total stockholders' equity	10,626	11,226
	$17,922	$19,079

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Net sales (Note 2)	$6,018	$3,166

Cost of sales (Note 2)	1,678	1,172

Gross profit	4,340	1,994

Operating expenses:
Sales and marketing	3,177	1,555
Administrative	1,492	1,245
Research and development	361	219
	5,030	3,019

Loss from operations	(690)	(1,025)

Interest and other income	2	12

Loss before income taxes	(688)	(1,013)

Income tax (benefit) (Note 6)	-	-

Net loss	$(688)	$(1,013)

Basic and dilutive loss per share:
Loss from operations	$(0.05)	$(0.07)
Net loss	$(0.05)	$(0.07)

Weighted average common shares outstanding:
Basic and diluted	14,796	14,744

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock	Par	Additional Paid-In	Accumulated	Treasury
	Shares	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2011	14,825,583	$10	$41,552	$(4,699)	$(25,637)	$11,226

Net loss	-	-	-	(688)	-	(688)

Share-based compensation expense	-	-	38	-	-	38

Common stock granted pursuant to
employment agreements	10,757	-	50	-	-	50

Balance at March 31, 2012	14,836,340	$10	$41,640	$(5,387)	$(25,637)	$10,626

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net loss	$(688)	$(1,013)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	58	97
Share-based compensation expense	88	84
Gain on sale of asset	-	(28)
Changes in operating assets and liabilities:
Accounts receivable	677	2,313
Inventory	77	338
Accounts payable	(63)	(175)
Accrued advertising and other allowances	(527)	(770)
Other operating assets and liabilities, net	1,153	352
Net cash provided by operating activities	775	1,198

Cash flows from investing activities:
Capital expenditures	(48)	(10)
Proceeds from the sale of fixed assets	-	166
Net cash flows provided by (used in) investing activities	(48)	156

Net increase in cash and cash equivalents	727	1,354

Cash and cash equivalents at beginning of period	5,541	8,232

Cash and cash equivalents at end of period	$6,268	$9,586

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For the three months ended March 31, 2012 and 2011, our revenues from operations have come principally from our OTC cold remedy products.

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2012 shall be the term “Fiscal 2012” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term the “we”, “us: or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Seasonality of the Business

Our net sales are derived principally from our OTC cold remedy products. Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the third and fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote our products during the cold season. Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines and retail customers’ balance their inventory positions as cold season consumer demand subsides. We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges we market and distribute Cold-EEZE® Oral Spray and Kids-EEZE® soft chew children’s OTC cold remedies (“Kids-EEZE® Products”). We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. The condensed consolidated financial statements include a specific reserve for excess or obsolete inventory of approximately $655,000 and $991,000 at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012 and December 31, 2011, inventory included raw material, work in progress and packaging amounts of $892,000 and $981,000 respectively, and finished goods of $1.7 million and $1.7 million, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We compute depreciation using the straight-line method for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - fifteen to thirty-nine years; machinery and equipment - three to seven years; computer software - three years; and furniture and fixtures – five years.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

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

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2012, our cash balance was $6.3 million and bank balance was $6.4 million. Of the total bank balance, $1.4 million was covered by federal depository insurance and $5.0 million was uninsured at March 31, 2012.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Our largest accounts receivable balances are with five customers representing approximately 68.3% and 52.7% of total trade receivable balances at March 31, 2012 and December 31, 2011, respectively. Two of such customers represented approximately 42.9% and 34.4% of total trade receivable balances at March 31, 2012 and December 31, 2011, respectively.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 95% and 96% of total revenues for the three months ended March 31, 2012 and 2011, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three months ended March 31, 2012 and 2011, our net sales were principally related to domestic markets.

Raw materials used in the production of our products are available from numerous sources. Certain raw material active ingredients used in connection with Cold-EEZE® products are purchased from a single unaffiliated supplier. Should the relationship terminate or the vendor become unable to supply material, we believe that the current contingency plans would prevent a termination from materially affecting our operations. However, if the relationship was terminated, there may be delays in production of our products until an acceptable replacement supplier is located.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of March 31, 2012 and December 31, 2011, we included a provision for sales allowances of $84,000 and $101,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of March 31, 2012 included $1.4 million for estimated future sales returns and $995,000 for cooperative incentive promotion costs. As of December 31, 2011 accrued advertising and other allowances included $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended March 31, 2012 and 2011, we charged to operations $88,000 and $84,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Variable Interest Entity

On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for the three months ended March 31, 2012 and 2011 were $3.4 million and $1.6 million, respectively. Included in prepaid expenses and other current assets was $174,000 and $1.2 million at March 31, 2012 and December 31, 2011, respectively, relating to prepaid advertising and promotion expense.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended March 31, 2012 and 2011 were $361,000 and $219,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

As a result of our continuing tax losses, we have recorded a full valuation allowance against a net deferred tax asset. Additionally, we have not recorded a liability for unrecognized tax benefits. The tax years 2004 through 2011 remain open to examination by the major taxing jurisdictions to which we are subject.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other Topics” (“ASU 2011-08”) which provides authoritative guidance on testing goodwill for impairment that became effective beginning January 1, 2012, with earlier adoption permitted. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC.

Our Joint Venture was formed to develop and commercialize for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM. Pursuant to a License Agreement, dated March 22, 2010, as amended (the “Amended License Agreement”), with PSI Parent, our Joint Venture obtained, (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs and certain other products that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug. Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent and made a one-time payment to PSI Parent of $1.0 million.

Pursuant to the LLC Agreement, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis. At March 31, 2012, cash and equivalents includes $420,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

At March 31, 2012, we have recorded the $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected useful life of the product license to be approximately 10 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed later in Fiscal 2012. For Fiscal 2011 and through March 31, 2012, expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of March 31, 2012, we have not established a formal commercialization program timeline, pending the results of the recently initiated studies, for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Commitments and Contingencies

We had maintained a separate representation and distribution agreement relating to the development of the zinc gluconate product formulation. In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007. However, we and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded. The amount accrued for this expense at each of March 31, 2012 and December 31, 2011 is $3.5 million.

We have estimated future obligations over the next five years, including the remainder of Fiscal 2012, as follows (in thousands):

Fiscal Year	Employment Contracts	Total
2012	$813	$813
2013	1,025	1,025
2014	1,025	1,025
2015	555	555
2016	-	-
2017	-	-
Total	$3,418	$3,418

Note 5 – Transactions Affecting Stockholders’ Equity

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was amended effective May 23, 2008 and further amended effective August 18, 2009. The Rights Agreement, as amended, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares. The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is September 25, 2018.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the three month period ended March 31, 2012 or March 31, 2011.

As of December 31, 2011, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At March 31, 2012, there are 118,750 options outstanding under the 1997 Plan with various expiration dates ranging from July 2012 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Equity Compensation Plan”). The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance, Issued Options (defined below) but unissued under the 1997 Plan an aggregate of 1.8 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan. As of March 31, 2012, 1,331,000 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”). As a consequence, these options are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Equity Compensation Plan and the remaining 431,000 options are deemed cancelled. At March 31, 2012, there are 13,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. No shares were granted under this plan for the three months ended March 31, 2012. For the three months ended March 31, 2011 we issued 32,290 shares of our Common Stock valued at $40,500. At March 31, 2012, there are 17,605 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Stock Option Exercises and Other Grants

Pursuant to the terms of Mr. Cuddihy’s prior employment agreement dated August 19, 2009, Mr. Cuddihy received an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter calculated based on the average closing price of our Common Stock for the last five (5) trading days of the quarter. For the three months ended March 31, 2012, we issued to Mr. Cuddihy 10,757 shares valued at $12,500 that were earned in Fiscal 2011 as share-based compensation. For the three months ended March 31, 2011, Mr. Cuddihy earned 10,050 shares valued at $12,500 as share-based compensation.

There were no stock options exercised for the three months ended March 31, 2012 or March 31, 2011.

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.3 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized. Consequently, these net operating loss carryforward will not be available to offset our current income tax expense. As of December 31, 2011, we had net operating loss carry-forwards of approximately $31.6 million for federal purposes that will expire beginning in Fiscal 2020 through 2031. Additionally, there are net operating loss carry-forwards of $20.0 million for state purposes that will expire beginning Fiscal 2018 through 2031. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at March 31, 2012 and December 31, 2011. As of March 31, 2012 and December 31, 2011, we have no unrecognized tax benefits.

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

Note 7 – Earnings (Loss) Per Share

Basic earnings per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2012 and 2011 were 1,312,750 and 1,349,750, respectively.

For the three months ended March 31, 2012 and 2011, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended March 31, 2012 and 2011, there were 90,721 and 255,493 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2012			March 31, 2011
	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	($688)	14,796	($0.05)	($1,013)	14,744	($0.07)

Dilutives:

Options / Warrants	-	-	-	-	-	-

Diluted loss per share	($688)	14,796	($0.05)	($1,013)	14,744	($0.07)

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. Our flagship brand is Cold-EEZE®Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For the three months ended March 31, 2012 and 2011, our revenues from operations have come principally from our OTC cold remedy products.

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

We face significant technological risks inherent in developing these products. The Joint Venture may be subject to delays and/or ultimately unable to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary TPM™ that exploit certain compounds that embody the TPM™ for use in a product combining one or more of such compounds with an OTC drug. The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our OTC drug, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions. As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable. Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges, we market and distribute Cold-EEZE® Oral Spray and Kids-EEZE® soft chew children’s OTC cold remedies (“Kids-EEZE® Products”). We also manufacturer, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update its sales returns and allowances estimates accordingly. Sales Allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

As of March 31, 2012 and December 31, 2011, we included a provision for sales allowances of $84,000 and $101,000, respectively, for other allowances which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of March 31, 2012 include $1.4 million for estimated future sales returns and $995,000 for cooperative incentive promotion. As of December 31, 2011, accrued advertising and other allowances included $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions

A one percent deviation for these Sales Allowance provisions for the three months ended March 31, 2012 and 2011 would affect net sales by approximately $73,000 and $37,000, respectively.

Income Taxes

As of December 31, 2011, we have net operating loss carry-forwards of approximately $31.6 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2031. Additionally, there are net operating loss carry-forwards of approximately $20.0 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2031. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future. The uncertainty arises largely due to substantial marketing and research and development costs.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended March 31, 2012 as Compared to the Three Months Ended March 31, 2011

For the three months ended March 31, 2012, net sales were $6.0 million as compared to $3.2 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, net sales of OTC cold remedy products were $5.7 million as compared to net sales of $3.0 million for three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, our contract manufacturing operations generated net sales to third party customers of $311,000 and $148,000, respectively.

Net sales of OTC cold remedy products increased $2.7 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to the timing of shipments to retailers from period to period principally due to an increase in consumer demand. We believe that consumer demand for our products increased as a consequence of our increased, targeted marketing investment in our Cold-EEZE® Cold Remedy products during the 2012 Cold Season as compared to 2011 Cold Season. The timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the three months ended March 31, 2012 were $1.7 million as compared to $1.2 million for the three months ended March 31, 2011. For the three months ended March 31, 2012 as compared to the three months ended March 31, 2011, we realized a gross margin of 72.1% and 63.0%, respectively. The increase of 9.1% in gross margin is principally due to the increase in sales volume for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. As a consequence of the increased sales volume, we realized certain production efficiencies and improved overhead expense absorption while our raw ingredient and packaging costs remained stable period to period. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended March 31, 2012 increased $1.6 million to $3.2 million as compared to $1.6 million for the three months ended March 31, 2011. The increase in sales and marketing expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was principally due to an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns with the cold season from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the three months ended March 31, 2012 increased $248,000 to $1.5 million as compared to $1.2 million for the three months ended March 31, 2011. The increase in general and administration expense for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was principally due to an increase in personnel expense and legal fees.

Research and development costs during the three months ended March 31, 2012 increased $142,000 to $361,000, as compared to $219,000 for the three months ended March 31, 2012. The increase in research and development costs for the three months ended March 31, 2012 period as compared to the three months ended March 31, 2011 was due principally to the net effect of an increase in personnel expense and an increase in outside research expenditures. Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest and other income for the three months ended March 31, 2012 was $2,000 as compared to $12,000 for the three months ended March 31, 2011. The decrease of $10,000 for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 was the result of decreased bank balance and lower interest rates.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2012, was $688,000 or ($0.05) per share, as compared to a net loss of $1.0 million, or ($0.07) per share, for the three months ended March 31, 2011.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2012 were $6.3 million as compared to $5.5 million at December 31, 2011. Our working capital was $4.8 million and $5.3 million as of March 31, 2012 and December 31, 2011, respectively. Changes in working capital for the three months ended March 31, 2012 were primarily due to the net effect of cash provided by operations of $775,000, offset by capital expenditures of $48,000. Significant factors impacting our working capital for the three months ended March 31, 2012 were the net effect of (i) a decrease of accounts receivable of $694,000, (ii) a decrease to prepaid expenses, comprised principally of prepaid advertising, offset by (iii) a decrease in accrued advertising of $527,000.

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

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity or (ii) net sales or income from continuing operations. Our business is subject to (i) seasonal variations, (ii) changes in the scope, timing and cost of our marketing campaigns and (iii) the retail and consumer acceptance of our new products such as the new Cold-EEZE® Oral Spray, launched in Fiscal 2011, thereby impacting liquidity and working capital during the course of our fiscal year.

Management believes that cash generated from operations, along with our current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months. However, in the longer term, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture, (v) venture investments or acquisitions, and/or (vi) support current operations. Since late Fiscal 2008, there has been volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current uncertain economic environment. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

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

Capital Expenditures

Capital expenditures during the remainder of Fiscal 2012 are not expected to be material.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 is effective for fiscal periods beginning after December 15, 2011. The adoption of ASU 2011-05 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other Topics” (“ASU 2011-08”) which provides authoritative guidance on testing goodwill for impairment that became effective beginning January 1, 2012, with earlier adoption permitted. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our main product, Cold-EEZE® Cold Remedy and our ability to successfully develop and commercialize new products, including our Cold-EEZE® Oral Spray;
•	The uncertain length and severity of the current general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;
•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
Our ability to attract, retain and motivate key employees;

•	The ability of our Joint Venture to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and
•	Other risks identified in this Report.

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2011, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2012.

Part II. Other Information

Item 1.	Legal Proceedings.

None

Item1A.	Risk Factors.

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

(1) Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(2) Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(3) Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(4) Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2012

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: May 11, 2012

