Form 10-Q
period 2012-06-30
ProPhase Labs, Inc.
filed 2012-08-13
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 13, 2012
Common Stock, $0.0005 par value	14,836,340

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$4,610	$5,541
Accounts receivable (Note 2)	938	3,219
Inventory, net (Note 2)	3,141	2,688
Prepaid expenses and other current assets	491	1,747
Total current assets	9,180	13,195

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation
of $3,729 and $3,608, respectively (Note 2)	2,418	2,307
	$15,175	$19,079

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$526	$885
Accrued royalties (Note 4)	3,524	3,524
Accrued advertising and other allowances	1,887	2,959
Other current liabilities	466	485
Total current liabilities	6,403	7,853

Commitments and contingencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000;
issued: 20,172,393 and 20,161,636 shares, respectively	10	10
Additional paid-in-capital	41,715	41,552
Accumulated deficit	(7,316)	(4,699)
Treasury stock, at cost 5,336,053 and 5,336,053 shares, respectively	(25,637)	(25,637)
Total stockholders' equity	8,772	11,226
	$15,175	$19,079

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Net sales (Note 2)	$1,894	$1,744	$7,912	$4,910

Cost of sales (Note 2)	1,069	848	2,747	2,020

Gross profit	825	896	5,165	2,890

Operating expenses:
Sales and marketing	820	663	3,997	2,218
Administration	1,408	1,040	2,900	2,285
Research and development	529	176	890	395
	2,757	1,879	7,787	4,898

Loss from operations	(1,932)	(983)	(2,622)	(2,008)

Interest and other income	2	9	5	21

Loss before income taxes	(1,930)	(974)	(2,617)	(1,987)

Income tax (benefit) (Note 6)	-	-	-	-

Net loss	$(1,930)	$(974)	$(2,617)	$(1,987)

Basic and diluted loss per share:
Net loss	$(0.13)	$(0.06)	$(0.18)	$(0.13)

Weighted average common
shares outstanding:
Basic and diluted	14,831	14,990	14,811	14,864

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional
	Shares	Par	Paid-In	Accumulated	Treasury
	Outstanding	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2011	14,825,583	$10	$41,552	$(4,699)	$(25,637)	$11,226

Net loss	-	-	-	(2,617)	-	(2,617)

Share-based compensation expense	-	-	76	-	-	76

Common stock granted pursuant to
employment agreements	10,757	-	87	-	-	87

Balance at June 30, 2012	14,836,340	$10	$41,715	$(7,316)	$(25,637)	$8,772

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net loss	$(2,617)	$(1,987)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	121	194
Share-based compensation expense	163	191
Gain on sale of asset	-	(28)
Changes in operating assets and liabilities:
Accounts receivable	2,281	3,659
Inventory	(453)	88
Accounts payable	(359)	(358)
Accrued advertising and other allowances	(1,072)	(1,722)
Other operating assets and liabilities, net	1,237	512
Net cash (used in) provided by operating activities	(699)	549

Cash flows from investing activities:
Capital expenditures	(232)	(204)
Proceeds from the sale of fixed assets	-	166
Net cash flows used in investing activities	(232)	(38)

Net (decrease) increase in cash and cash equivalents	(931)	511

Cash and cash equivalents at beginning of period	5,541	8,232

Cash and cash equivalents at end of period	$4,610	$8,743

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For the three and six months ended June 30, 2012 and 2011, our revenues from operations have come principally from our OTC cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At June 30, 2012 and December 31, 2011, inventory included raw material, work in progress and packaging amounts of $1.2 million and $981,000 respectively, and finished goods of $1.9 million and $1.7 million, respectively.

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2012, our cash balance was $4.6 million and our bank balance was $4.9 million. Of the total bank balance, $834,000 was covered by federal depository insurance and $4.0 million was uninsured at June 30, 2012.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Our largest accounts receivable balances are with five customers representing approximately 45.2% and 52.7% of total trade receivable balances at June 30, 2012 and December 31, 2011, respectively. Two of such customers represented approximately 22.3% and 34.4% of total trade receivable balances at June 30, 2012 and December 31, 2011, respectively.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 91% and 94% of total revenues for the six months ended June 30, 2012 and 2011, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three and six months ended June 30, 2012 and 2011, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of June 30, 2012 and December 31, 2011, we included a provision for sales allowances of $20,000 and $101,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of June 30, 2012 included $1.3 million for estimated future sales returns and $604,000 for cooperative incentive promotion costs. As of December 31, 2011 accrued advertising and other allowances included $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended June 30, 2012 and 2011, we charged to operations $75,000 and $107,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the six months ended June 30, 2012 and 2011, we charged to operations $163,000 and $191,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Variable Interest Entity

On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”), we are the current primary beneficiary and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for the three months ended June 30, 2012 and 2011 were $679,000 and $555,000, respectively. Advertising and incentive promotion costs incurred for the six months ended June 30, 2012 and 2011 were $4.1 million and $2.2 million, respectively. Included in prepaid expenses and other current assets was $241,000 and $1.2 million at June 30, 2012 and December 31, 2011, respectively, relating to prepaid advertising and promotion expenses.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended June 30, 2012 and 2011 were $529,000 and $176,000, respectively. Research and development costs for the six months ended June 30, 2012 and 2011 were $890,000 and $395,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Investment in Phusion Laboratories, LLC.

Our Joint Venture was formed to develop and commercialize for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM. Pursuant to a License Agreement, dated March 22, 2010, as amended (the “Amended License Agreement”), with PSI Parent, our Joint Venture obtained, (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs and certain other products that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug. Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent and made a one-time payment to PSI Parent of $1.0 million. In September 2011, PSI Parent sold, with our consent, an aggregate of 750,000 shares of our Common Stock to various third parties.  Contemporaneously, we entered into a redemption agreement with PSI Parent. Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by PSI Parent for the aggregate redemption price of $448,500 in cash.  The redemption price was equal to $0.65 per share and the 690,000 shares were added to our treasury stock.

Pursuant to the LLC Agreement, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis. At June 30, 2012, cash and equivalents includes $420,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

The $3.6 million payment made in March 2010 represents the estimated fair value to acquire the product license and is recorded as an intangible asset. We currently estimate the expected useful life of the product license to be approximately 10 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed later in Fiscal 2012. For Fiscal 2011 and through June 30, 2012, expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of June 30, 2012, we have not established a formal commercialization program timeline, pending the results of the recently initiated studies, for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Commitments and Contingencies

We had maintained a separate representation and distribution agreement relating to the development of the zinc gluconate product formulation. In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007. However, we and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded. The amount accrued for this expense at each of June 30, 2012 and December 31, 2011 is $3.5 million.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2012, as follows (in thousands):

Fiscal Year	Employment Contracts
2012	$519
2013	1,025
2014	1,025
2015	555
2016	-
2017	-
Total	$3,124

Note 5 – Transactions Affecting Stockholders’ Equity

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was amended effective May 23, 2008 and further amended effective August 18, 2009. The Rights Agreement, as amended, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares. The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is September 25, 2018.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the three month or six month period ended June 30, 2012 or June 30, 2011, respectively.

As of December 31, 2011, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At June 30, 2012, there are 118,750 options outstanding under the 1997 Plan with various expiration dates ranging from July 2012 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Equity Compensation Plan”). The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance, Issued Options (defined below) but unissued under the 1997 Plan, an aggregate of 1.8 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan. As of June 30, 2012, 1,331,000 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”). As a consequence, these options are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Equity Compensation Plan and the remaining 431,000 options are deemed cancelled. For the three months and six months ended June 30, 2012, no options were granted pursuant to the 2010 Equity Compensation Plan. For the three months and six months ended June 30, 2011, we granted 524,329, to employees pursuant to the 2010 Equity Compensation Plan. At June 30, 2012, there are 13,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. No shares were granted under this plan for the three months and six months ended June 30, 2012. For the three months and six months ended June 30, 2011 we issued 32,560 and 64,850 shares, respectively, of our Common Stock valued at $40,000 and $81,000, respectively, for share-based director compensation expense. At June 30, 2012, there are 17,605 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Stock Option Exercises and Other Grants

Pursuant to the terms of Robert V. Cuddihy, Jr.’s, our Chief Operating Officer and Chief Financial Officer, initial employment agreement dated August 19, 2009 which terminated effective January 1, 2012, Mr. Cuddihy received an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter calculated based on the average closing price of our Common Stock for the last five (5) trading days of the quarter. For the three months and six months ended June 30, 2011 Mr. Cuddihy earned 15,170 shares and 25,220 shares, respectively, valued at $12,500 and $25,000, respectively, as share-based compensation. In January 2012, we issued to Mr. Cuddihy 10,757 shares valued at $12,500 that were earned in Fiscal 2011 as share-based compensation pursuant to the terms of the initial employment agreement.

There were no stock options exercised for the three months or six months ended June 30, 2012 or June 30, 2011.

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.3 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized. Consequently, these net operating loss carryforward will not be available to offset our current income tax expense. As of December 31, 2011, we had net operating loss carry-forwards of approximately $31.6 million for federal purposes that will expire beginning in Fiscal 2020 through 2031. Additionally, there are net operating loss carry-forwards of $20.0 million for state purposes that will expire beginning Fiscal 2018 through 2031. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at June 30, 2012 and December 31, 2011. As of June 30, 2012 and December 31, 2011, we have no unrecognized tax benefits.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2012 and 2011 were 1,312,750 and 1,284,250, respectively.

For the three and six months ended June 30, 2012 and 2011, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended June 30, 2012 and 2011, there were 20,962 and zero Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation. For the six months ended June 30, 2012 and 2011, there were 56,363 and 150,224 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011			June 30, 2012			June 30, 2011
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	($1,930)	14,831	($0.13)	($974)	14,990	($0.06)	($2,617)	14,811	($0.18)	($1,987)	14,864	($0.13)

Dilutives:
Options	-	-	-	-	-	-	-	-	-	-	-	-

Diluted loss per share	($1,930)	14,831	($0.13)	($974)	14,990	($0.06)	($2,617)	14,811	($0.18)	($1,987)	14,864	($0.13)

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. Our flagship brand is Cold-EEZE®Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For the six months ended June 30, 2012 and 2011, our revenues from operations have come principally from our OTC cold remedy products.

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

As of June 30, 2012 and December 31, 2011, we included a provision for sales allowances of $20,000 and $101,000, respectively, for other allowances which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of June 30, 2012 include $1.3 million for estimated future sales returns and $604,000 for cooperative incentive promotion. As of December 31, 2011, accrued advertising and other allowances included $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions

A one percent deviation for these Sales Allowance provisions for the three months ended June 30, 2012 and 2011 would affect net sales by approximately $23,000 and $21,000, respectively. A one percent deviation for these Sales Allowance provisions for the six months ended June 30, 2012 and 2011 would affect net sales by approximately $96,000 and $59,000, respectively.

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

Seasonality of the Business

Our sales are derived principally from our OTC cold remedy products. As a consequence, a significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for our OTC cold remedy products with a corresponding increase in marketing and advertising expenditures designed to promote our products during the Cold Season (as defined below). In addition, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined in our industry as the period of September to March (“Cold Season”) when the incidence of the common cold rises as a consequence of the change in weather and other factors. We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended June 30, 2012 as Compared to the Three Months Ended June 30, 2011

For the three months ended June 30, 2012, net sales were $1.9 million as compared to $1.7 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, net sales of OTC cold remedy products were $1.5 million as compared to net sales of $1.5 million for three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, our contract manufacturing operations generated net sales to third party customers of $383,000 and $197,000, respectively.

Net sales of OTC cold remedy products remained stable for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 due to similar timing of shipments to retailers from period to period. The timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions. The three months ended June 30 is historically our lowest sales period due to the seasonality of our business.

Cost of sales for the three months ended June 30, 2012 were $1.1 million as compared to $848,000 for the three months ended June 30, 2011. For the three months ended June 30, 2012 as compared to the three months ended June 30, 2011, we realized a gross margin of 43.6% and 51.4%, respectively. The decrease of 7.8% in gross margin is principally due (i) an increase in merchandising and consumer promotional programs, (ii) an increase in ingredient commodity costs incurred and (iii) an unfavorable variance in our manufacturing operations overhead absorption rate as a consequence of the product mix shipped to retailers during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2012 increased $157,000 to $820,000 as compared to $663,000 for the three months ended June 30, 2011. The increase in sales and marketing expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was due to an increase in advertising expenditures.

General and administration expense for the three months ended June 30, 2012 increased $368,000 to $1.4 million as compared to $1.0 million for the three months ended June 30, 2011. The increase in general and administration expense for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was principally due to an increase in personnel expense and legal fees.

Research and development costs during the three months ended June 30, 2012 increased $353,000 to $529,000, as compared to $176,000 for the three months ended June 30, 2011. The increase in research and development costs for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was due principally to an increase in personnel expense and outside research expenditures. Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended June 30, 2012 was $2,000 as compared to $9,000 for the three months ended June 30, 2011. The decrease of $7,000 for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 was the result of decreased bank balance and lower interest rates.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2012, was $1.9 million or ($0.13) per share, as compared to a net loss of $974,000 or ($0.06) per share, for the three months ended June 30, 2011.

Financial Condition and Results of Operations

Results from Operations for the Six Months Ended June 30, 2012 as Compared to the Six Months Ended June 30, 2011

For the six months ended June 30, 2012, net sales were $7.9 million as compared to $4.9 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, net sales of OTC cold remedy products were $7.2 million as compared to net sales of $4.6 million for six months ended June 30, 2011. For the six months ended June 30, 2012 and 2011, our contract manufacturing operations generated net sales to third party customers of $694,000 and $344,000, respectively. Net sales of OTC cold remedy products increased $2.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 due to the timing of shipments to retailers from period to period principally as a result of an increase in consumer demand during the 2011-2012 Cold Season as compared to the 2010-2011 Cold Season. We believe that consumer demand for our products increased as a consequence of our increased, targeted marketing investment in our Cold-EEZE® Cold Remedy products during the 2011-2012 Cold Season as compared to 2010-2011 Cold Season. The timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the six months ended June 30, 2012 were $2.7 million as compared to $2.0 million for the six months ended June 30, 2011. For the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, we realized a gross margin of 65.3% and 58.8%, respectively. The increase of 6.5% in gross margin is principally due to the increase in sales volume for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. As a consequence of the increased sales volume, we realized certain production efficiencies and improved overhead expense absorption while our raw ingredient and packaging costs increase slightly from period to period. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2012 increased $1.8 million to $4.0 million as compared to $2.2 million for the six months ended June 30, 2011. The increase in sales and marketing expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was principally due to an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns with the cold season from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the six months ended June 30, 2012 increased $615,000 to $2.9 million as compared to $2.3 million for the six months ended June 30, 2011. The increase in general and administration expense for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was principally due to an increase in personnel expense and legal fees.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Research and development costs during the six months ended June 30, 2012 increased $495,000 to $890,000, as compared to $395,000 for the six months ended June 30, 2011. The increase in research and development costs for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was due principally to an increase in personnel expense and outside research expenditures. Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the six months ended June 30, 2012 was $5,000 as compared to $21,000 for the six months ended June 30, 2011. The decrease of $16,000 for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was the result of decreased bank balance and lower interest rates.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2012, was $2.6 million or ($0.18) per share, as compared to a net loss of $2.0 million or ($0.13) per share, for the six months ended June 30, 2011.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2012 were $4.6 million as compared to $5.5 million at December 31, 2011. Our working capital was $2.8 million and $5.3 million as of June 30, 2012 and December 31, 2011, respectively. Changes in working capital for the six months ended June 30, 2012 were primarily due to the effect of cash used in operations of $699,000 and capital expenditures of $232,000. Significant factors impacting components our working capital for the six months ended June 30, 2012 were the net effect of (i) a decrease of accounts receivable of $2.3 million, (ii) a decrease to prepaid expenses of $1.3 million, comprised principally of prepaid advertising, offset by (iii) a decrease in accrued advertising and other allowances of $1.1 million and (iv) our operating loss of $2.6 million.

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital, should provide an internal source of capital to fund normal business operations.

Furthermore and as a consequence of our research and development initiatives, in July 2012 we announced our launch of our first-ever Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelt® tablets. Each QuickMelt® tablet dissolves quickly in your mouth without water and delivers the same amount of cold remedy (active ingredient zinc gluconate) found in our Cold-EEZE® lozenges. The Cold-EEZE® Daytime QuickMelts® shorten your cold and are non-drowsy. The Cold-EEZE® Nighttime QuickMelts® are a combination product formulated to shorten your cold and also help you fall asleep faster, naturally and are non-habit forming. Retail acceptance has been strong and we are scheduled to commence shipments in July 2012. In addition to the QuickMelts’ nationwide availability, the Cold-EEZE® Oral Spray, launched in August 2011, has gone from an initial distribution in the 2011-2012 Cold Season to full national distribution for the upcoming 2012-2013 Cold Season. Two sprays deliver the same amount of cold remedy (active ingredient zinc gluconate) as in one Cold-EEZE® lozenge.

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

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;

•	Our ability to fund our operations including the cost and availability of capital and credit;

•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

•	Our dependence on sales from our main product, Cold-EEZE® Cold Remedy and our ability to successfully develop and commercialize new products, including our Cold-EEZE® Oral Spray and our Cold-EEZE® Daytime/Nighttime QuickMelts®;

•	The uncertain length and severity of the current general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;

•	Our ability to protect our proprietary rights;

•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;

•	Potential disruptions in our ability to manufacture our products or our access to raw materials;

•	Seasonal fluctuations in demand for our products;

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2012.

Part II. Other Information

Item 1. Legal Proceedings.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, KARIBA HOLDINGS, LIMITED, WENDY QUIGELY, Gary Quigley, FRANCES QUIGLEY (A/K/A FRANCES BOSTON) AND JOSEPHINE QUIGELY (A/K/A JOSEPHINE GLEESON)

On July 19, 2012, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania (a “Complaint”) (No. 2011-09815). The Complaint names as defendants (i) a former officer and director of the Company, who is a shareholder that beneficially owns approximately 20.1% of our Common Stock, (ii) certain family members of such former officer and director, some of whom are former employees of the Company, and (iii) certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. The Complaint asserts additional claims not previously asserted in the action ProPhase Labs, Inc. (formerly The Quigley Corporation) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and Joe Doe Defendants (No. 2010-08227). All of the transactions and events that are the subject of this Complaint occurred prior to the installation of the current Board of Directors in June 2009.  The Company seeks recovery of monetary damages and other relief.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

(1) Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(2) Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(3) Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(4)Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2012

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

Date: August 13, 2012

