Form 10-Q
period 2012-09-30
ProPhase Labs, Inc.
filed 2012-11-14
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 2012

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer  ☐     Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2012
Common Stock, $0.0005 par value	14,836,340

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$1,815	$5,541
Accounts receivable (net of $37 and zero, respectively)	4,172	3,219
Inventory, net (Note 2)	3,414	2,688
Prepaid expenses and other current assets	1,104	1,747
Total current assets	10,505	13,195

Intangible asset, licensed technology (Note 3)	3,577	3,577

Property, plant and equipment, net of accumulated depreciation of $3,796 and $3,608, respectively (Note 2)	2,452	2,307
	$16,534	$19,079

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$537	$885
Accrued royalties (Note 4)	3,524	3,524
Accrued advertising and other allowances	2,143	2,959
Other current liabilities	439	485
Total current liabilities	6,643	7,853

Commitments and contingencies (Note 4)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 20,172,393 and 20,161,636 shares, respectively	10	10
Additional paid-in-capital	41,760	41,552
Accumulated deficit	(6,242)	(4,699)
Treasury stock, at cost 5,336,053 and 5,336,053 shares, respectively	(25,637)	(25,637)
Total stockholders' equity	9,891	11,226
	$16,534	$19,079

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

Net sales (Note 2)	$5,415	$5,083	$13,328	$9,992

Cost of sales (Note 2)	2,016	1,487	4,763	3,508

Gross profit	3,399	3,596	8,565	6,484

Operating expenses:
Sales and marketing	1,035	1,158	5,032	3,376
Administration	1,126	1,134	4,027	3,417
Research and development	165	198	1,055	594
	2,326	2,490	10,114	7,387

Income (loss) from operations	1,073	1,106	(1,549)	(903)

Interest and other income	1	4	6	26

Income (loss) before income taxes	1,074	1,110	(1,543)	(877)

Income tax (benefit) (Note 6)	-	-	-	-

Net income (loss)	$1,074	$1,110	$(1,543)	$(877)

Basic income (loss) per share:
Net income (loss)	$0.07	$0.07	$(0.10)	$(0.06)

Diluted income (loss) per share:
Net income (loss)	$0.07	$0.07	$(0.10)	$(0.06)

Weighted average common shares outstanding:
Basic	14,836	15,113	14,804	14,901
Diluted	14,981	15,113	14,804	14,901

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional
	Shares	Par	Paid-In	Accumulated	Treasury
	Outstanding	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2011	14,825,583	$10	$41,552	$(4,699)	$(25,637)	$11,226

Net loss	-	-	-	(1,543)	-	(1,543)

Share-based compensation expense	-	-	115	-	-	115

Common stock granted pursuant to employment agreements	10,757	-	93	-	-	93

Balance at September 30, 2012	14,836,340	$10	$41,760	$(6,242)	$(25,637)	$9,891

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(1,543)	$(877)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	188	297
Share-based compensation expense	208	316
Bad debt expense	37	-
Gain on sale of asset	-	(28)
Changes in operating assets and liabilities:
Accounts receivable	(990)	402
Inventory	(726)	(1,836)
Accounts payable	(348)	237
Accrued advertising and other allowances	(816)	(605)
Other operating assets and liabilities, net	597	(951)
Net cash used in operating activities	(3,393)	(3,045)

Cash flows from investing activities:
Capital expenditures	(333)	(288)
Proceeds from the sale of fixed assets	-	166
Net cash flows used in investing activities	(333)	(122)

Cash flows from financing activities:
Purchase of treasury stock	-	(449)
Net cash used in financing activities	-	(449)

Net decrease in cash and cash equivalents	(3,726)	(3,616)

Cash and cash equivalents at beginning of period	5,541	8,232

Cash and cash equivalents at end of period	$1,815	$4,616

Supplemental disclosures of cash flow information:
Common stock issued in lieu of cash, as payment of accrued compensation	$-	$294

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For the three and nine months ended September 30, 2012 and 2011, our revenues from operations have come principally from our OTC cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2011. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges, we market and distribute Cold-EEZE® Oral Spray, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® and Kids-EEZE® soft chew children’s OTC cold remedies (“Kids-EEZE® Products”). We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray products, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At September 30, 2012 and December 31, 2011, inventory included raw material, work in progress and packaging amounts of $1.4 million and $981,000 respectively, and finished goods of $2.0 million and $1.7 million, respectively.

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2012, our cash balance was $1.8 million and our bank balance was $2.4 million. Of the total bank balance, $766,000 was covered by federal depository insurance and $1.6 million was uninsured at September 30, 2012.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Our largest accounts receivable balances are with five customers representing approximately 68.3% and 52.7% of total trade receivable balances at September 30, 2012 and December 31, 2011, respectively. Three of such customers represented approximately 56.2% of total trade receivable balances at September 30, 2012. Two of such customers represented approximately 34.4% of total trade receivable balances at December 31, 2011, respectively.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 92% and 95% of total revenues for the nine months ended September 30, 2012 and 2011, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three and nine months ended September 30, 2012 and 2011, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of September 30, 2012 and December 31, 2011, we included a provision for sales allowances of $93,000 and $101,000, respectively, which are reported as a reduction to account receivables. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $37,000 and zero as of September 30, 2012 and December 31, 2011, respectively. Additionally, accrued advertising and other allowances as of September 30, 2012 included $1.3 million for estimated future sales returns and $822,000 for cooperative incentive promotion costs. As of December 31, 2011 accrued advertising and other allowances included $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended September 30, 2012 and 2011, we charged to operations $45,000 and $125,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the nine months ended September 30, 2012 and 2011, we charged to operations $208,000 and $316,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Variable Interest Entity

On March 22, 2010, the Company, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”), we are the current primary beneficiary and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010. Expenses incurred to date by the Joint Venture have been principally for certain product research and development activities which have been charged to research and development expense by the Company.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for the three months ended September 30, 2012 and 2011 were $1.3 million and $1.7 million, respectively. Advertising and incentive promotion costs incurred for the nine months ended September 30, 2012 and 2011 were $5.5 million and $3.9 million, respectively. Included in prepaid expenses and other current assets was $947,000 and $1.2 million at September 30, 2012 and December 31, 2011, respectively, relating to prepaid advertising and promotion expenses.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2012 and 2011 were $165,000 and $198,000, respectively. Research and development costs for the nine months ended September 30, 2012 and 2011 were $1.0 million and $594,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, “Intangibles – Goodwill and Other Topics” (“ASU 2011-08”) which provides authoritative guidance on testing goodwill for impairment that became effective beginning January 1, 2012, with earlier adoption permitted. The revised standards are intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under ASU 2011-08, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of ASU 2011-08 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB provided further guidance pertaining to the testing of goodwill for impairment with the issuance of Accounting Standards Update No. 2012-05, “Intangibles – Goodwill and Other Topics” (“ASU 2012-02”). The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years beginning on or after September 15, 2012. We will adopt this accounting standard in the fourth quarter of Fiscal 2012 and we do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

Pursuant to the LLC Agreement, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and product analysis. At September 30, 2012, cash and equivalents includes $388,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed later in Fiscal 2012. For Fiscal 2011 and through September 30, 2012, expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of September 30, 2012, we have not established a formal commercialization program timeline, pending the results of the recently initiated studies, for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

Note 4 – Commitments and Contingencies

We had maintained a separate representation and distribution agreement relating to the development of the zinc gluconate product formulation. In return for exclusive distribution rights, we agreed to pay the developer a 3% royalty and a 2% consulting fee based on sales collected, less certain deductions, throughout the term of this agreement, which expired in May 2007. However, we and the developer are in litigation and as such no potential offset from such litigation for these fees have been recorded. The amount accrued for this expense at each of September 30, 2012 and December 31, 2011 is $3.5 million.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2012, as follows (in thousands):

Fiscal Year	Employment Contracts
2012	$256
2013	1,025
2014	1,025
2015	555
2016	-
2017	-
Total	$2,861

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

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the three month or nine month period ended September 30, 2012 or September 30, 2011, respectively.

As of December 31, 2011, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At September 30, 2012, there are 99,000 options outstanding under the 1997 Plan with various expiration dates ranging from October 2013 through December 2015, depending upon the date of grant.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Equity Compensation Plan”). The 2010 Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance, Issued Options (defined below) but unissued under the 1997 Plan, an aggregate of 1.8 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made; however, as of March 31, 2010, there remained 1,449,750 shares subject to vested options that were authorized for issuance (the “Issued Options”) but were unissued under the 1997 Plan. As of September 30, 2012, 1,350,750 of the Issued Options under the 1997 Plan expired unexercised or were terminated (the “Expired Options”). As a consequence, these options are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Equity Compensation Plan and the remaining 450,750 options are deemed cancelled. For the three months and nine months ended September 30, 2012, no options were granted pursuant to the 2010 Equity Compensation Plan. For the three months and nine months ended September 30, 2011, we granted 524,329 options, to employees pursuant to the 2010 Equity Compensation Plan. At September, 30, 2012, there are 13,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. No shares were granted under this plan for the three months and nine months ended September 30, 2012. For the three months and nine months ended September 30, 2011 we issued 49,160 and 114,010 shares, respectively, of our Common Stock valued at $41,000 and $122,000, respectively, for share-based director compensation expense. At September 30, 2012, there are 17,605 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Stock Option Exercises and Other Grants

Pursuant to the terms of Robert V. Cuddihy, Jr.’s, our Chief Operating Officer and Chief Financial Officer, initial employment agreement dated August 19, 2009 which terminated effective January 1, 2012, Mr. Cuddihy received an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter calculated based on the average closing price of our Common Stock for the last five (5) trading days of the quarter. For the three months and nine months ended September 30, 2011 Mr. Cuddihy earned 15,665 shares and 40,885 shares, respectively, valued at $12,500 and $37,500, respectively, as share-based compensation. In January 2012, we issued to Mr. Cuddihy 10,757 shares valued at $12,500 that were earned in Fiscal 2011 as share-based compensation pursuant to the terms of the initial employment agreement.

There were no stock options exercised for the three months or nine months ended September 30, 2012 or September 30, 2011.

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

Note 6 – Income Taxes - continued

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.3 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized. Consequently, these net operating loss carryforward will not be available to offset our current income tax expense. As of December 31, 2011, we had net operating loss carry-forwards of approximately $31.6 million for federal purposes that will expire beginning in Fiscal 2020 through 2031. Additionally, there are net operating loss carry-forwards of $20.0 million for state purposes that will expire beginning Fiscal 2018 through 2031. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at September 30, 2012 and December 31, 2011. As of September 30, 2012 and December 31, 2011, we have no unrecognized tax benefits.

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

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2012 and 2011 were 1,293,000 and 1,281,250, respectively.

For the nine months ended September 30, 2012 and 2011, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the nine months ended September 30, 2012 and 2011, there were 86,328 and 53,517 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation. For the three months ended September 30, 2012, there were 144,943 Common Stock Equivalents, which were in the money, that were included in the earnings per share computation. For the three months ended September 30, 2011, there were zero Common Stock Equivalents which were in the money, that were excluded from the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011			September 30, 2012			September 30, 2011
	Income	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	$1,074	14,836	$0.07	$1,110	15,113	$0.07	$(1,543)	14,804	$(0.10)	$(877)	14,901	$(0.06)

Dilutives:
Options	-	145	-	-	-	-	-	-	-	-	-	-

Diluted loss per share	$1,074	14,981	$0.07	$1,110	15,113	$0.07	$(1,543)	14,804	$(0.10)	$(877)	14,901	$(0.06)

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

General

ProPhase Labs, Inc. (“we”, “us”, “ProPhase” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplements, personal care and cosmeceutical products.

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. Our flagship brand is Cold-EEZE®Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of the common cold symptoms by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For the nine months ended September 30, 2012 and 2011, our revenues from operations have come principally from our OTC cold remedy products.

Recent Developments

In a letter dated May 29, 2012, ProPhase received an expression of interest and a non-binding proposal to be acquired by a to-be-formed affiliate of Matrixx Initiatives, Inc. ("Matrixx"). At a meeting of the Board of Directors held on June 28, 2012, the Company’s Board of Directors, after careful consideration and consultation with its advisors, unanimously voted to reject the Matrixx proposal. Matrixx is the owner of the Zicam® brand of cold and allergy products and is a direct competitor to ProPhase's Cold-EEZE® Cold Remedy product line.

In a letter to ProPhase dated September 6, 2012, Matrixx then repeated its non-binding proposal on the same terms as its May 29, 2012 letter to ProPhase. Matrixx repeated the identical non-binding proposal in a September 14, 2012 letter. The Matrixx September 14, 2012 letter was attached to the report on Schedule 13D filed by Matrixx on September 14, 2012.

On September 4, 2012, Matrixx purchased for $200,000 a three year option to acquire 1,453,427 shares of the Company’s common stock for $1.40 per share from Guy J. Quigley, ProPhase’s former Chairman and Chief Executive Officer. Matrixx also acquired from Mr. Quigley a voting proxy to vote the shares subject to the option. The Company learned of Matrixx’s transactions with Mr. Quigley through the filing by Mr. Quigley of reports on Form 4 and Schedule 13-D filed with the SEC.

On October 9, 2012, ProPhase received a revised non-binding proposal, on essentially the same terms as Matrixx's earlier offer, except that in this latest proposal Matrixx raised the proposed price by $0.20 per share. In response, the Company again sought advice from its independent financial advisors. At a meeting held on October 24, 2012, the Company's Board of Directors unanimously voted to reject this latest Matrixx proposal after careful consideration and consultation with its advisors.

In evaluating the Matrixx revised proposal, the Board unanimously determined, among other things, that:

•	The non-binding Matrixx proposal undervalues ProPhase’s current business and future prospects.
•	The Matrixx proposal does not adequately reflect the true value of ProPhase’s unique market position, business opportunities and new product launches. The Board believes that the Company’s recent and potential future revenue growth will result in superior value to that offered by Matrixx in a sale transaction.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

•	The Matrixx proposal is conditioned upon Matrixx being permitted access to non-public and confidential ProPhase information. Even if Matrixx were to sign a confidentiality agreement, there is undue risk to ProPhase in disclosing confidential information to one of its largest and most aggressive competitors.
•	The interests of ProPhase’s stockholders will be best served by the Company continuing to pursue its independent strategic plan. The Company has made substantial investments in its Cold-EEZE® brand and believes that shareholders should be given the opportunity to realize a return on these investments.

Furthermore, we have implemented a business and marketing strategy designed to deliver superior results to our stockholders over the long term. First, we preserved the Cold-EEZE® brand, then we repositioned the brand, and now we are growing and leveraging the brand. As we have consistently explained to our shareholders, it remains our view that by investing in our Cold-EEZE® brand, we are building our distribution platform and pipeline, which has led to securing increased shelf space with our retailers for the upcoming cold season, and which has provided us with the opportunity to introduce new and improved products, including the national launch of Cold-EEZE® Oral Spray and Cold-EEZE® Daytime/Nighttime QuickMelts® for the upcoming cold season. The extra $0.20 per share that Matrixx has tacked on to its prior inadequate offer does not alter our Board’s view that the current shareholders of the Company should benefit from the upside created by our current strategies, not the private equity owners of one of our primary competitors

It is understood that Matrixx’s goal, like that of any suitor, is to buy our shares at the lowest possible price, which is why Matrixx has acquired the right to buy 1,453,427 shares at $1.40 per share from another shareholder. Nevertheless, our Board of Directors and management are disappointed that Matrixx resorted to publishing faulty arguments in their October 9, 2012 press release as to why the Company should be sold. The Matrixx tactic appears to be an attempt to coerce our shareholders, our Board and our management to accept an inadequate offer from Matrixx. Matrixx's fundamental assertion that ProPhase supposedly 'lacks the scale to effectively compete…' is demonstrably false, as evidenced by the most recent 52 week industry retail sales data (based on reported industry data for the cough cold category through the end of Q3 2012), which shows that even without including ProPhase's new products, our core Cold-EEZE® Cold Remedy products continue to grow at double digit rates while sales of many of our competitor’s products, including Matrixx’s Zicam® brand core cough/cold products, declined by double digits during the same time period. Matrixx’s desire to acquire ProPhase is therefore not surprising.

Management believes we are now beginning to realize the rewards for our efforts and clearly one of our competitors has taken notice. However, our Board continues to believe that the timing is not right to sell the Company for a number of reasons. Sales and shelf space of our flagship Cold-EEZE® brand were in significant decline when new management took the helm in mid-2009, and now, after implementing a broad range of carefully developed strategies, our brand is gaining market share and growing nicely. Our new product introductions have been well received by the retail trade and we look forward to further expanding our product line next season. Our management team is committed to achieving our well planned and outlined longer term goals. If we stay the course, we believe that our shareholders will be well rewarded for their patience.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges we market and distribute Cold-EEZE® Oral Spray, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® and Kids-EEZE® soft chew children’s OTC cold remedies (“Kids-EEZE® Products”). We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray products, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

As of September 30, 2012 and December 31, 2011, we included a provision for sales allowances of $93,000 and $101,000, respectively, which are reported as a reduction to account receivables. We also included an estimate of the uncollectability of our accounts receivable as an allowance for doubtful accounts of $37,000 and zero as of September 30, 2012 and December 31, 2011, respectively. Additionally, accrued advertising and other allowances as of September 30, 2012 included $1.3 million for estimated future sales returns and $822,000 for cooperative incentive promotion costs. As of December 31, 2011 accrued advertising and other allowances included $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions.

A one percent deviation for these Sales Allowance provisions for the three months ended September 30, 2012 and 2011 would affect net sales by approximately $66,000 and $68,000, respectively. A one percent deviation for these Sales Allowance provisions for the nine months ended September 30, 2012 and 2011 would affect net sales by approximately $162,000 and $127,000, respectively.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended September 30, 2012

as Compared to the Three Months Ended September 30, 2011

For the three months ended September 30, 2012, net sales were $5.4 million as compared to $5.1 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, net sales of OTC cold remedy products were $5.1 million as compared to net sales of $4.9 million for three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, our contract manufacturing operations generated net sales to third party customers of $316,000 and $192,000, respectively.

Net sales of OTC cold remedy products remained stable for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 due to similar timing of shipments to retailers from period to period. The timing, stocking and ultimate level of demand of retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the three months ended September 30, 2012 were $2.0 million as compared to $1.5 million for the three months ended September 30, 2011. For the three months ended September 30, 2012 as compared to the three months ended September 30, 2011, we realized a gross margin of 62.8% and 70.7%, respectively. The decrease of 7.9% in gross margin is principally due (i) an increase in ingredient commodity costs incurred and (ii) an unfavorable variance in our manufacturing operations overhead absorption rate as a consequence of the timing of production and the product mix shipped to retailers during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2012 decreased $123,000 to $1.0 million as compared to $1.2 million for the three months ended September 30, 2011. The decrease in sales and marketing expense for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due to a decrease in advertising expenditures.

General and administration expense for the three months ended September 30, 2012 were $1.1 million as compared to $1.1 million for the three months ended September 30, 2011 as we continued to control our general and administration expenses from period to period.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Research and development costs during the three months ended September 30, 2012 decreased $33,000 to $165,000, as compared to $198,000 for the three months ended September 30, 2011. The decrease in research and development costs for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was due principally to a decrease in outside research expenditures. Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the three months ended September 30, 2012 was $1,000 as compared to $4,000 for the three months ended September 30, 2011. The decrease of $3,000 for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 was the result of decreased bank balance and lower interest rates.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2012, was $1.1 million or $0.07 per share, as compared to net income of $1.1 million or $0.07 per share, for the three months ended September 30, 2011.

Financial Condition and Results of Operations

Results from Operations for the Nine Months Ended September 30, 2012 as Compared to the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, net sales were $13.3 million as compared to $10.0 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, net sales of OTC cold remedy products were $12.3 million as compared to net sales of $9.5 million for nine months ended September 30, 2011. For the nine months ended September 30, 2012 and 2011, our contract manufacturing operations generated net sales to third party customers of $1.0 million and $536,000, respectively. Net sales of OTC cold remedy products increased $2.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 due to the timing of shipments to retailers from period to period principally as a result of an increase in consumer demand during the 2011-2012 Cold Season as compared to the 2010-2011 Cold Season. We believe that consumer demand for our products increased as a consequence of our increased, targeted marketing investment in our Cold-EEZE® Cold Remedy products during the 2011-2012 Cold Season as compared to 2010-2011 Cold Season. The timing, stocking and ultimate level of demand of our retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the nine months ended September 30, 2012 were $4.8 million as compared to $3.5 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, we realized a gross margin of 64.3% and 64.9%, respectively. As a consequence of the increased sales volume, we realized certain production efficiencies and improved overhead expense absorption while our raw ingredient and packaging costs increase slightly from period to period. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Sales and marketing expense for the nine months ended September 30, 2012 increased $1.7 million to $5.0 million as compared to $3.4 million for the nine months ended September 30, 2011. The increase in sales and marketing expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was principally due to an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns with the cold season from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administration expense for the nine months ended September 30, 2012 increased $610,000 to $4.0 million as compared to $3.4 million for the nine months ended September 30, 2011. The increase in general and administration expense for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was principally due to an increase in personnel expense and legal fees.

Research and development costs during the nine months ended September 30, 2012 increased $461,000 to $1.0 million, as compared to $594,000 for the nine months ended September 30, 2011. The increase in research and development costs for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was due principally to an increase in personnel expense and outside research expenditures. Additionally, we continue to engage in other market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Interest and other income for the nine months ended September 30, 2012 was $6,000 as compared to $26,000 for the nine months ended September 30, 2011. The decrease of $20,000 for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 was the result of decreased bank balance and lower interest rates.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2012, was $ 1.5 million or ($0.10) per share, as compared to a net loss of $877,000 or ($0.06) per share, for the nine months ended September 30, 2011.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2012 were $1.8 million as compared to $5.5 million at December 31, 2011. Our working capital was $3.9 million and $5.3 million as of September 30, 2012 and December 31, 2011, respectively. Changes in working capital for the nine months ended September 30, 2012 were principally due to (i) the net loss of $1.5 million, (ii) our increase in amounts carried as accounts receivable of $990,000 and inventory of $726,000 as a consequence of the seasonality of our business and (ii) our reduction in accrued advertising and other allowances of $816,000.

As a consequence of our research and development initiatives, in July 2012 we launched our first-ever Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelt® tablets. Each QuickMelt® tablet dissolves quickly in your mouth without water and delivers the same amount of cold remedy (active ingredient zinc gluconate) found in our Cold-EEZE® lozenges. The Cold-EEZE® Daytime QuickMelts® shorten your cold and are non-drowsy. The Cold-EEZE® Nighttime QuickMelts® are a combination product formulated to shorten your cold and also help you fall asleep faster, naturally and are non-habit forming. Retail acceptance for QuickMelts® has been strong and we commenced shipments in July 2012. In addition to the QuickMelts’ nationwide availability, the Cold-EEZE® Oral Spray, launched in August 2011, has gone from an initial distribution in the 2011-2012 Cold Season to full national distribution for the upcoming 2012-2013 Cold Season. Two sprays deliver the same amount of cold remedy (active ingredient zinc gluconate) as in one Cold-EEZE® lozenge.

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

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity or (ii) net sales or income from continuing operations. Our business is subject to (i) seasonal variations, (ii) changes in the scope, timing and cost of our marketing campaigns and (iii) the retail and consumer acceptance of our new products such as the Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelt® tablets launched July 2012, thereby impacting liquidity and working capital during the course of our fiscal year.

Management believes that cash generated from operations, along with our current cash balances, will be sufficient to finance working capital and capital expenditure requirements to fund normal business operations for at least the next twelve months. However, we may require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture, (v) venture investments or acquisitions, and/or (vi) support current operations. Since late Fiscal 2008, there has been volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current uncertain economic environment. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

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

In July 2012, the FASB provided further guidance pertaining to the testing of goodwill for impairment with the issuance of Accounting Standards Update No. 2012-05, “Intangibles – Goodwill and Other Topics” (“ASU 2012-02”). The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. The new standard is effective for fiscal years beginning on or after September 15, 2012. We will adopt this accounting standard in the fourth quarter of Fiscal 2012 and we do not anticipate that this adoption will have a significant impact on our financial position, results of operations or cash flows.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2012.

Part II. Other Information

Item 1. Legal Proceedings.

None

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

Date: November 13, 2012

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 13, 2012

