Form 10-K
period 2012-12-31
ProPhase Labs, Inc.
filed 2013-03-28
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐    No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $10,139,208 as of June 30, 2012, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 15, 2013

Common stock, $0.0005 par value per share:	15,845,062
Common share purchase rights:	-

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference to the registrant’s proxy statement for the 2013 annual meeting of stockholders.

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

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our principal product, Cold-EEZE® Cold Remedy, and our ability to successfully develop and commercialize our new products;
•	The uncertain length and severity of the general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;
•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate our key employees;
•	The ability of Phusion Laboratories, LLC, a 50% owned joint venture, to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and
•	Other risks identified in this Report.

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by nearly half. Cold-EEZE® is an established product in the health care and cold remedy market. For 2012, 2011 and 2010, our revenues have come principally from our OTC cold remedy products. For Fiscal 2012 and 2011, our net sales for each period were related to markets in the United States.

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

Recent Developments

Revenue Growth

We have implemented a business and marketing strategy designed to deliver results to our stockholders over the long term. This multi-phase strategy was implemented during the 2010-2011 Cold Season. Generally, a cold season is defined as the period of September to March (“Cold Season”) when the incidence of the common cold rises as a consequence of the change in weather and other factors.

Our strategic initiatives included preserving the Cold-EEZE® brand, then repositioning the Cold-EEZE® brand for growth and then leveraging the Cold-EEZE® brand. As we have consistently explained to our shareholders, it remains our view that by investing in our Cold-EEZE® brand, we are building our distribution platform and pipeline. We have made important investments in new product development, consumer and healthcare professional education and consumer and retail-based marketing. Each of these strategic components, when aggregated, have led to securing increased shelf space with our retailers for the 2012-2013 Cold Season, and which have provided us with the opportunity to introduce new and improved products, including the national launch of two additional cold remedy products for the 2012-2013 Cold Season: Cold-EEZE® Oral Spray and Cold-EEZE® Daytime/Nighttime QuickMelts®.

Through our strategic initiatives our net sales increased 28.4% in Fiscal 2012 as compared to Fiscal 2011. This growth is incremental to the net sales growth of 20.3% achieved in Fiscal 2011 as compared to Fiscal 2010. We have increased our net sales an aggregate of 54.6% in Fiscal 2012 as compared to Fiscal 2010.

Settlement Benefit

In November 2004 we commenced an action against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. (together the “Godfreys”) for injunctive relief regarding the ownership of the Cold-EEZE® trademark., The Godfreys subsequently asserted against us counterclaims and sought monetary damages and injunctive and declaratory relief relative to the Cold-EEZE® trademark and other intellectual property.

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. As a result of the Settlement Agreement, we realized $1.0 million benefit due to the reduction of the previously recorded accrued royalties and commission obligation of $3.5 million.

Phusion Laboratories, LLC, Joint Venture

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.

During Fiscal 2012 and due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required. We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2013. Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 when we traditionally seek to launch new products.

Expression of Interest

In a letter dated May 29, 2012, we received an expression of interest and a non-binding proposal to be acquired by Matrixx Initiatives, Inc. ("Matrixx"). Matrixx is the owner of the Zicam® brand of cold and allergy products and is a direct competitor to our Cold-EEZE® Cold Remedy product line. At a meeting of the board of directors held on June 28, 2012, our board of directors, after careful consideration and consultation with its advisors, unanimously voted to reject the Matrixx proposal.

On September 4, 2012, Matrixx purchased for $200,000 a three year option to acquire 1,453,427 shares of our Common Stock for $1.40 per share from Guy J. Quigley, our former Chairman and Chief Executive Officer. Matrixx also acquired from Mr. Quigley a voting proxy to vote the shares subject to the option.

In a letter to us dated September 6, 2012, Matrixx then repeated its non-binding proposal on the same terms as its May 29, 2012 letter to ProPhase. Matrixx repeated the identical non-binding proposal in a September 14, 2012 letter.

On October 9, 2012, we received a revised non-binding proposal, on essentially the same terms as Matrixx's earlier offer, except that in this latest proposal Matrixx raised the proposed price by $0.20 per share. In response, we again sought advice from its independent financial advisors. At a meeting held on October 24, 2012, our board of directors unanimously voted to reject this latest Matrixx proposal after careful consideration and consultation with its advisors.

On February 5, 2013, Matrixx informed us that it has withdrawn its unsolicited offer to acquire us.

Description of Business Operations

Cold-EEZE® is one of our most popular OTC cold remedy products and its benefits are derived from its proprietary zinc gluconate formulation. The product’s effectiveness has been substantiated in two double-blind clinical studies proving that Cold-EEZE® lozenges reduce the duration of the common cold by 42%. We acquired worldwide manufacturing and distribution rights to our lozenge formulation in 1992 and commenced national marketing in 1996. The demand for our OTC cold remedy products is seasonal, where the third and fourth quarters of each year generally have the largest sales volume.

Our business operations are concentrated on the development, manufacturing, marketing and distribution of our proprietary Cold-EEZE® cold-remedy lozenge products and on the development of various product extensions. Our product line of OTC cold remedy products are reviewed regularly to identify new consumer opportunities and/or trends in flavor, convenience, packaging and delivery systems or forms to help improve market share for our products. Additionally, we are active in exploring new product technologies, applications, product line extensions and other new product opportunities consistent with our brand image and standard of proven consumer benefit and efficacy.

Manufacturing Facility

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), produces our Cold-EEZE® lozenges and other lozenge products in addition to performing operational tasks such as warehousing and shipping. Our PMI facility is located in Lebanon, Pennsylvania. Additionally, our PMI facility maintains a United States Food and Drug Administration (“FDA”) registered facility that engages in contract manufacturing and distribution activities. PMI also produces and sells therapeutic lozenges to unaffiliated third party wholesale and distribution outlets.

Joint Venture – Phusion Laboratories, LLC

On March 22, 2010, we, PSI Parent, PSI and the Joint Venture entered into the LLC Agreement of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM.

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

The Joint Venture is managed by a four-person Board of Managers, with two managers appointed by each member. The LLC Agreement contains other standard terms in such arrangements, including provisions relating to the governance of the Joint Venture, indemnification obligations of the Joint Venture, allocation of profits and losses, the distribution of funds to the members and restrictions on transfer of a member’s interest.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent conducts and oversees much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At December 31, 2012, cash and equivalents includes $381,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. We have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. In Fiscal 2010, we recorded our $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected remaining useful life of the product license to be approximately 14 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers. Since inception and including Fiscal 2012, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product evaluation and analysis. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

During Fiscal 2012 and due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required. We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2013. Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 when we traditionally seek to launch new products.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. During Fiscal 2011, we conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These studies are expected to be completed in Fiscal 2013. For Fiscal 2011 and through December 31, 2012, expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. As of December 31, 2012, we have not established a formal commercialization program timeline, pending the results of the studies for any specific OTC product covered under the product license but we do not project that any such OTC products will be available for shipment within the next twelve months.

Products

OTC Cold-Remedy Products

In May 1992, we entered into an exclusive agreement for worldwide representation, manufacturing and marketing of a zinc gluconate formulation (ZIGG™). This zinc gluconate formulation is the foundation of our brand; Cold-EEZE® cold remedy products which are distributed principally in the United States. Cold-EEZE® is an OTC consumer product used to reduce the duration of the common cold. We have substantiated the effectiveness of Cold-EEZE® cold remedy lozenges through a variety of studies. A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

In addition to Cold-EEZE® cold remedy lozenges, we market and distribute two non-lozenge forms of our proprietary zinc gluconate formulation, Cold-EEZE® Daytime/Nighttime QuickMelts® and Cold-EEZE® Oral Spray, each a new product launched in August 2012 and 2011, respectively. Additionally, we market and distribute Kids-EEZE® Cough Cold and Kids-EEZE® Allergy OTC products for children (“Kids-EEZE® Products”). The Kids-EEZE® Products are for children suffering upper respiratory infections, allergy and/or chest congestion. Kids-EEZE® Products are based upon specific OTC monographs and provide single source, symptom relief through a uniquely formulated soft chew that is good-tasting, provides an accurate dose and is convenient-to-use. We introduced Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010. We also manufacture, market and distribute organic cough drops and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop and other OTC cold remedy products for third parties.

Our business is subject to federal and state health and safety laws and regulations. Our OTC cold remedies are subject to regulations by various federal, state and local agencies, including the FDA. Additionally, Cold-EEZE®, a homeopathic cold remedy is subject to the Homeopathic Pharmacopoeia of the United States. See “Regulatory Matters” below for more information.

Patents, Trademarks, Royalty and Commission Agreements

We do not currently own patents for our OTC cold-remedy products. We maintain various trademarks for each of our products including Cold-EEZE®, Kids-EEZE®, QuickMelts®, and Organix Rx Complete® and Organix Rx Defense®.

We currently own various domestic and international patents covering certain product development initiatives principally developed under our now suspended Pharma subsidiary operations. To date, we have not realized any meaningful levels of revenues from such patents and we have suspended further commercialization efforts for various products under such patents.

Our Joint Venture has (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain PSI Technology and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations) paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.

Product Distribution and Customers

Our products are distributed through numerous food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers throughout the United States. Revenues for Fiscal 2012, 2011 and 2010 were $23.4 million, $17.5 million and $14.5 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores Inc (“Wal-Mart”) and CVS Caremark Corporation (“CVS”) accounted for approximately 19.3%, 13.8% and 13.4%, respectively, of our Fiscal 2012 revenues. Walgreens, Wal-Mart, CVS and Rite-Aid Corp (“Rite Aid”) accounted for approximately 17%, 14%, 13% and 12%, respectively, of our Fiscal 2011 revenues. Walgreens, Wal-Mart and Rite Aid accounted for approximately 23%, 14% and 10%, respectively, of our Fiscal 2010 revenues. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

In addition, we have entered into multiple broker, distributor and representative agreements with third parties which provide for commission compensation based on sales performance.

Research and Development

We have historically invested significantly in research and development activities. Our research and development costs for Fiscal 2012, 2011 and 2010 were $1.3 million, $1.1 million and $794,000 respectively.

During Fiscal 2012, 2011 and 2010, our research and development initiatives have been principally focused on product line development and/or line extensions for OTC cold remedy products under the Cold-EEZE® and Kids-EEZE® brands. In addition, our Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization utilizing the licensed PSI Technology. Through the Joint Venture, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.

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

Regulatory Matters

We are subject to federal and state laws and regulations adopted for the health and safety of users of pharmaceutical and health care products. Our OTC cold remedy products are subject to regulation by various federal, state, and local agencies, including the FDA. In addition, our Cold-EEZE® cold remedy products are subject to the standards established by the Homeopathic Pharmacopoeia of the United States. These regulatory authorities have broad powers, and we may be subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or by influencing the demand for and the costs of manufacturing or distributing its products. Our Cold-EEZE® cold remedy products are considered a homeopathic drug and are exempt from pre-approval requirements and other, but not all, FDA requirements.

Many homeopathic drug products, including Cold-EEZE® cold remedy products, are manufactured and distributed under FDA enforcement policies that provide criteria needed to market a homeopathic OTC drug product without FDA approval. We believe we meet those requirements, which include registration of our manufacturing facility, listing of the product in FDA’s product database, and packaging, labeling, and manufacturing homeopathic drugs in compliance with current good manufacturing practice (“cGMP”) regulations. Due to the unique nature of homeopathic drug products, some cGMP requirements are not applicable, including expiration dating, and testing and release for distribution. In addition, the FDA is currently not enforcing the requirement for a laboratory determination of identity and strength of each active ingredient prior to release for distribution, although this exemption is pending FDA review and we cannot assure that the exemption will be permanently implemented. We also cannot assure that the FDA will agree with our determination of compliance. If the FDA disagrees, the FDA could, upon inspection, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both. If we fail to take timely corrective actions to the satisfaction of FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both. In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct. We believe that we are in compliance with all such laws, regulations, and standards currently in effect including the Food, Drug, and Cosmetics Act as amended from time to time, and the standards established under the Homeopathic Pharmacopoeia of the United States.

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

Competition

We compete with other suppliers of OTC cold-remedy products. These suppliers range widely in size. Some of our competitors have significantly greater financial, technical or marketing resources than we do. Management believes that our Cold-EEZE® lozenge products, which have been clinically proven in two double-blind studies to reduce the severity of common cold symptoms, offer a significant advantage over many of our competitors in the OTC cold remedy market. We believe that our ability to compete depends on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2012, we employed 50 full-time employees, the majority of which were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

Suppliers; Raw Materials

We derive our sales principally from our Cold-EEZE® cold-remedy zinc gluconate products which are available in various forms and flavors – lozenges, oral spray and QuickMelts® – for purchase by consumers at retail stores. We also produce private label lozenge products for sale to certain retail customers. Our zinc lozenge products are manufactured by us at our Lebanon, Pennsylvania facility. The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required. While the absence of a current raw materials or packaging source may cause short term interruption, identified alternative sources would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale. Certain products within our line of products such as Cold-EEZE® Oral Spray, Kids-EEZE® and Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® are manufactured for us by third party contract manufacturers and while currently purchased from single sources do not constitute a material revenue risk to us if product availability was jeopardized.

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

We have aligned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural based health products and other supplement and cosmeceutical products. In addition, we may seek to acquire from third parties or enter into other arrangements with respect to new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise.

There can be no assurance that we will be able to effectuate our business plan successfully or that our revenue growth will continue. In addition, we may not be successful in acquiring or otherwise entering into any new lines of business and, if we are successful in doing so, there can be no assurance that such new business will achieve profitability.

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

We may not be able to access our Equity Line of Credit under commercially reasonable terms

On November 21, 2012, we entered into the equity line of credit agreement with Dutchess Opportunity Fund II, LP (“Dutchess”) whereby, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months expiring in December 2015.

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess in which we derived approximately $1.1 million in net proceeds. At December 31, 2012, we have 1,616,278 shares of our Common Stock available for sale, at our discretion, under the terms of the equity line arrangement.

To the extent that we do not generate sufficient cash from operations, we may need to access our equity line to finance our growth. Recent turmoil and volatility in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through our equity line on terms that we believe to be reasonable, or at all.

Our Equity Line with Dutchess may not be available to us if we elect to make a draw down

Pursuant to the equity line, Dutchess committed to purchase, subject to certain conditions, up to 2,500,000 shares of our Common Stock over a thirty-six month period.  Dutchess will not be obligated to purchase shares under the equity line unless certain conditions are met, which include, among others:  effectiveness of the registration statement; the continued listing of our stock on the NASDAQ Global Market; our compliance with our obligations under the purchase agreement and registration rights agreement entered into with Dutchess; the absence of injunctions or other governmental actions prohibiting the issuance of our Common Stock to Dutchess; the absence of violations of shareholder approval requirements with respect to such issuance of our common stock to Dutchess and the accuracy of representations and warranties made to Dutchess..  If we are unable to access funds through the equity line, we may be unable to access capital on favorable terms or at all.

Any draw downs under our Equity Line with Dutchess may result in dilution to our shareholders

If we sell shares to Dutchess under the equity line, it will have a dilutive effect on the holdings of our current shareholders, and may result in downward pressure on the price of our Common Stock.  If we draw down amounts under the equity line, we will issue shares to Dutchess at a discount of 5% from the average price of our Common Stock.  If we draw down amounts under the equity line when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher.  Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

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

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows

During Fiscal 2010 through 2012, there has been substantial volatility in financial markets due at least in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic environment and prevailing high unemployment rates in the United States.  These conditions could have an adverse effect on our industry and business, including our access to funding sources, demand for our products and our customers’ ability to continue to purchase our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Our performance may fluctuate when our retail customers are affected simultaneously by the same economic, regulatory or health and wellness factors

Our revenues are significantly concentrated in our OTC cold remedy products. Our retail customers are subject to fluctuations of business based upon consumer purchasing trends, demand for cold remedy products and overall economic and market conditions. Consequently, many retailers will likely be influenced at the same time by similar economic conditions, regulatory factors or health and wellness trends, which can affect the level of demand for our products. It is reasonable to expect that, if one retailer reduces or delays its purchasing in response to a general economic, regulatory or health and wellness factor, other retailers may also decide to reduce or delay their purchasing at approximately the same time. Accordingly, our sales are subject to fluctuations as a result of such factors.

We have a concentration of sales to and accounts receivable from several large retail customers

Although we have a broad range of retail customers that includes many food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers, our five largest customers account for a significant percentage of our sales – 57% and 60% of total sales for Fiscal 2012 and 2011, respectively. In addition, retail customers comprising the five largest accounts receivable balances represented 65% and 53% of total accounts receivable balances at December 31, 2012 and 2011, respectively. We extend credit to retail customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required. If one or more of these large retail customers cannot pay, the write-off of their accounts receivable could have a material adverse effect on our operations and financial condition. The loss of sales to any one or more of these large retail customers would also have a material adverse effect on our financial condition, results of operations and cash flows.

Our future success depends on the continued sales of our principal product

For Fiscal 2012 and 2011, our cold remedy products, principally Cold-EEZE®, represented approximately 95% and 95%, respectively, of our total sales. Accordingly, we depend on the continued acceptance of Cold-EEZE® cold remedy products by our customers. Our investments in and strategies used for our brand marketing are critical to achieve brand awareness with current consumers, educate potential new consumers and convert potential consumers into customers. However, there can be no assurance that Cold-EEZE® cold remedy products will continue to receive, maintain or increase market acceptance. The inability to successfully commercialize Cold-EEZE® cold remedy products in the future and/or expand its product line, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations.

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

We have a history of losses and limited working capital

We have experienced net losses for each of the past seven fiscal years. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. Furthermore as part of our strategic initiatives, we have implemented certain cost reduction programs and expanded our marketing investments during Fiscal 2012 and 2011 that, in of themselves, may not be sufficient to return the Company to profitability. As of December 31, 2012, we had working capital of approximately $5.8 million which we believe is an acceptable and adequate level of working capital to support our business. Our ability to fund working capital needs will depend on our ability to generate cash in the future.

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

We may not be able to hire, train, motivate, retain and manage professional staff; transitions in management may affect our business

In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and health product positions. In particular, our product generation efforts depend on hiring and retaining qualified health and science professionals. Competition for skilled employees who can perform the services that we require is intense and hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. If we are not be able to hire sufficient professional staff to support our operations, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

We are dependent on our manufacturing facility and suppliers for certain of our cold remedy products

Our manufacturing, warehousing and distribution center is located in Lebanon, Pennsylvania. In the event of a disruption of this facility, we would outsource to third parties, at least temporarily, our manufacturing, warehousing and distribution requirements. While such secondary sources have been identified for our products, if we are unable to find other sources or there were a delay in the ramp-up for the production and distribution operations for some of our products, it could have a material adverse effect on our operations.

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

The manufacturing of OTC products and dietary supplements is subject to applicable current good manufacturing practice (“cGMP”) regulations and FDA inspections. We believe we are in substantial compliance with material provisions of the applicable cGMP regulations. Contract manufacturers are also subject to these same requirements and we require such compliance in our contractual relationships with such manufacturers. However, we cannot assure that the FDA will agree with our determination of compliance. If the FDA disagrees, it could, upon inspection of our facility, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both. If the FDA concludes that there is an imminent public health threat or if we fail to take timely corrective actions to the satisfaction of the FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both. In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct. The FDA could initiate similar legal actions against the contract manufacturer if it concludes its facility is not in compliance, which would affect the availability of our products. While secondary sources have been identified for our products, our inability to find other sources or a delay in the ramp-up for the production and distribution operations for some of its products may have a material adverse effect on our operations.

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

We are involved in litigation matters and are a defendant in a stockholder derivative lawsuit filed by our former CEO

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

A purported derivative lawsuit was filed against us, our officers and directors, as described under "Part I, Item 3, Legal Proceedings". We believe the lawsuit is without merit and we intend to engage in a vigorous defense of such litigation. If we are not successful in our defense of this litigation, we could be forced to make significant payments to or other settlements with our stockholders and their lawyers, and such payments or settlement arrangements could have a material adverse effect on our business, operating results or financial condition. Regardless of the outcome, the litigation could result in substantial costs and significant adverse impact on our reputation and divert management's attention and resources, which could have a material adverse effect on our business, operating results or financial condition. We also have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of our liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

A competing brand to Cold-EEZE® owns an Option to Acquire 1,453,427 from our former CEO, Guy Quigley, and acquired by proxy the vote rights of such shares

In May 2012, we received an expression of interest and a non-binding proposal to be acquired by Matrixx, a competitor of Cold-EEZE. In September 2012, Matrixx purchased for $200,000 a three year option to acquire 1,453,427 shares of our Common Stock for $1.40 per share from Guy J. Quigley, our former Chairman and Chief Executive Officer. Matrixx also acquired from Mr. Quigley a voting proxy to vote the shares subject to the option.

In October 2012, we received a revised non-binding proposal, on essentially the same terms as Matrixx's earlier offer, except that in the latest proposal Matrixx raised the proposed price by $0.20 per share. At a meeting held on October 24, 2012, our board of directors unanimously rejected the October 2012 Matrixx proposal after careful consideration and consultation with its advisors. On February 5, 2013, Matrixx informed us that it has withdrawn its unsolicited offer to acquire us.

Management believes that the Company is realizing the rewards for our efforts and clearly one of our competitors has taken notice. However, our board continues to believe that the timing is not right to sell the Company for a number of reasons. Nevertheless, Matrixx continues to hold its voting proxy and three year option to purchase shares from Guy Quigley. Circumstances may occur in which the interests of Matrixx could be in conflict with the interests of other shareholders. Accordingly, Matrixx’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

Certain Officers, Directors and former executives and their families own a substantial amount of our Common Stock

As of March 15, 2013, our executive officers and directors beneficially owned approximately 18.2% of our Common Stock and Mr. Guy J. Quigley, Mr. Quigley’s spouse and Matrixx beneficially owned, approximately 18.8% of our Common Stock. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of other shareholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

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

Our stock price is volatile

The market price of our Common Stock has experienced significant volatility. From January 1, 2012 to March 15, 2013, the trading prices of our stock have ranged from $0.65 to $2.25 per share. There are several factors which could affect the price of our Common Stock, including some of which are announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products. Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our Common Stock.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of the Common Stock and our ability to raise funds in new stock offerings

Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock. As of March 15, 2013, we had 15,845,602 shares of Common Stock outstanding.

As of March 15, 2013, we also have outstanding options, which are fully vested, to purchase an aggregate of 587,165 shares of our Common Stock at an average exercise price of $2.56 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our Common Stock may be delisted from The NASDAQ Global Market, which would adversely affect the price and liquidity of our Common Stock

Our Common Stock is currently listed on The NASDAQ Global Market. On August 15, 2012, we received a letter from The Nasdaq Stock Market (the “Notice”) notifying us that we were no longer in compliance with the minimum stockholders’ equity requirement for continued listing on the NASDAQ Global Market. NASDAQ Global Market Listing Rule 5450(b)(1)(A) requires listed companies to maintain a minimum of $10,000,000 in stockholders’ equity. As disclosed in our Quarterly Report on Form 10-Q, filed on August 13, 2012, our stockholders’ equity as of June 30, 2012 did not meet this requirement. The Notice did not result in the immediate delisting of our common stock from the NASDAQ Global Market. Rather, in accordance with NASDAQ Listing Rules, the Company had 45 calendar days from the date of the Notice to submit to NASDAQ a plan to regain compliance with this continued listing requirement.

NASDAQ granted the Company an extension to December 31, 2012 to regain compliance. At December 31, 2012, we reported stockholder’s equity of $11.5 million and we were deemed to be in compliance with NASDAQ Global Market Listing Rule 5450(b)(1)(A).

NASDAQ will continue to monitor our ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report the Company does not evidence compliance, we may be subject to delisting again.

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

We have agreed to indemnify our Officers and Directors from liability

In accordance with sections 78.7502 and 78.751 of the Nevada General Corporation Law our Articles of Incorporation provide that we will indemnify any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding because he or she is or was a director, officer, employee or agent of the Company or is or was serving at the Company’s request as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. These provisions permit us to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification. In August 2009, we entered into indemnity agreements with each member of our board of directors and Mr. Cuddihy. These agreements provide, among other things, that we will indemnify each officer and director in the event they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. These indemnity provisions may reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company or its stockholders. In addition, to the extent that we expend funds to indemnify directors and officers, funds will be unavailable for operational purposes.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is located in Doylestown, Pennsylvania. We purchased this property in 1998. Our headquarters is approximately 13,000 square feet and is comprised of office space and a storage area. Our principal manufacturing facility is located in Lebanon, Pennsylvania. The facility was purchased in October 2004. The facility has a total area of approximately 57,500 square feet, comprised of manufacturing, warehousing and office space. We believe that our existing facilities are adequate at this time.

Item 3.	Legal Proceedings

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon AND Pacific Rim Pharmaceuticals LTD

On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania Civil Action No. 2010-08227. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 9.5% of our Common Stock, and against certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of this litigation occurred prior to June 2009 and the installation of the current board of directors. We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going at this time and no prediction as to the outcome of this action can be made.

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT

We were named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief. Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. We believe the lawsuit is without merit and intend to vigorously defend against it. Pre-trial discovery is on-going at this time and no prediction as to the outcome of this action can be made.

As noted above, we previously commenced litigation against the plaintiff, Guy Quigley, and other parties in August 2010 in the Bucks County Court of Common Pleas, Pennsylvania (No. 2010-08227). The August 2010 action remains pending.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, KARIBA HOLDINGS, LIMITED, WENDY QUIGLEY, Gary Quigley, FRANCES QUIGLEY (A/K/A FRANCES BOSTON) AND JOSEPHINE QUIGLEY (A/K/A JOSEPHINE GLEESON)

On July 19, 2012, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania (“Kariba Complaint”) (No. 2011-09815). The Kariba Complaint names as defendants (i) a former officer and director of the Company, who is a shareholder that beneficially owns approximately 9.5% of our Common Stock, (ii) certain family members of such former officer and director, some of whom are former employees of the Company, and (iii) certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. The Kariba Complaint asserts additional claims not previously asserted in the action ProPhase Labs, Inc. (formerly The Quigley Corporation) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and Joe Doe Defendants (No. 2010-08227). All of the transactions and events that are the subject of the Kariba Complaint occurred prior to June 2009 and the installation of the current board of directors.  We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

Other Litigation

In the normal course of its business, we are named as defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently traded on The NASDAQ Global Market under the trading symbol “PRPH.” The price set forth in the following table represents the high and low bid prices for our Common Stock for each quarter of the Fiscal 2012 and 2011, as reported on The NASDAQ Global Market.

Common Stock

	2012		2011
Quarter Ended	High	Low	High	Low

March 31,	$1.22	$0.90	$1.64	$1.07
June 30,	$1.14	$0.65	$1.22	$0.79
September 30,	$1.44	$1.00	$1.00	$0.70
December 31,	$1.68	$1.24	$1.50	$0.75

Holders

As of March 15, 2013, there were approximately 275 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

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

Warrants and Options

In addition to our outstanding Common Stock, there were reserved for issuance 587,165 shares of our Common Stock underlying outstanding unexercised and vested options as of December 31, 2012 at the price-per-share stated and expire on the date indicated, as follows:

Description	Number of Options	Exercise Price	Expiration Date

Option Plan	32,000	$8.11	October 29, 2013
Option Plan	40,500	$9.50	October 26, 2014
Option Plan	26,500	$13.80	December 11, 2015
Option Plan	429,415	$1.00	December 14, 2017
Option Plan	25,000	$1.08	May 28, 2018
Option Plan	5,000	$0.87	November 5, 2018
Option Plan	25,000	$1.17	December 18, 2018
Option Plan	3,750	$1.36	December 20, 2019
Total	587,165

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plans Approved by Security Holders (1,2,3)	1,306,500	$1.72	17,764

(1)      An incentive stock option plan was instituted in Fiscal 1997 (the “1997 Plan”) and approved by the stockholders in Fiscal 1998. Options pursuant to the 1997 Plan have been granted to directors, executive officers and employees. At December 31, 2012, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. An aggregate of 99,000 stock options previously granted pursuant to the terms of the 1997 Plan remain available for exercise at any time prior to such options’ respective expiration dates.

(2)      On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan, which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued is equal to 900,000 shares plus up to 900,000 shares that were authorized for issuance but unissued under the 1997 Plan, an aggregate of 1.8 million shares. All of our employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan. Consultants and advisors who perform services for us are also eligible to participate in the 2010 Plan. At December 31, 2012, we have outstanding 1,207,500 stock options, subject to vesting, under the 2010 Plan. For the year ended December 31, 2012, we charged to operations $153,000 for compensation expense for the fair value of the vested portion of the stock options (see Note 6 to Notes to Consolidated Financial Statements). At December 31, 2012, there are 159 shares of Common Stock that may be issued in the future pursuant to the 2010 Plan.

(3)      On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. For the year ended December 31, 2012, no shares of our Common Stock were granted. At December 31, 2012, there are 17,605 shares of Common Stock that may be issued pursuant to the 2010 Directors Equity Compensation Plan.

Equity Line of Credit

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “Equity Line”) with Dutchess whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Equity Line. On November 26, 2012, we filed a registration statement with the SEC to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012.

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Equity Line. The maximum amount that we are entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one (1) trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

The purchase price under the Equity Line is set at ninety-five percent (95%) of the lowest daily volume weighted average price (VWAP) of our Common Stock during the five (5) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put Dutchess has the right to use any such excess proceeds to off-set against the aggregated deficit proceeds.

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are not allowed to deliver another draw down notice. In addition, Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 9.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the Equity Line.  We derived approximately $1.1 million in net proceeds through the usage of the Equity Line of which we received $839,000 of such proceeds prior to December 31, 2012 and we have included in receivables the balance of $230,000 which we received on January 4, 2013. On March 6, 2013, we sold an aggregate of 125,000 shares of our Common Stock under and pursuant to the Equity Line and derived net proceeds of $195,000. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 15, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

Other Stock Issuances

Pursuant to the terms of Mr. Cuddihy’s prior employment agreement dated August 19, 2009, Mr. Cuddihy received an annual grant of shares of Common Stock equal to $50,000, payable quarterly, promptly following the close of each quarter. The value of the shares is calculated based on the average closing price of our shares for the last five (5) trading days of the quarter in which the shares are earned. For the year ended December 31, 2012, Mr. Cuddihy was issued an aggregate of 10,757 shares earned in Fiscal 2011 pursuant to the terms of his employment agreement.

Item 6.	Selected Financial Data

The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2012, 2011, 2010 2009 and 2008. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Income Data:
Net sales	$22,406	$17,453	$14,502	$19,816	$20,507
Gross profit	$14,253	$11,282	$8,830	$11,569	$11,413
Loss - continuing operations	$(1,091)	$(2,710)	$(3,501)	$(3,842)	$(6,409)
Income from discontinued operations (1)	-	-	-	-	875
Net loss	$(1,091)	$(2,710)	$(3,501)	$(3,842)	$(5,534)

Basic and diluted earnings (loss) per share:
Continuing operations	$(0.07)	$(0.18)	$(0.25)	$(0.30)	$(0.50)
Discontinued operations	-	-	-	-	0.07
Net loss	$(0.07)	$(0.18)	$(0.25)	$(0.30)	$(0.43)

Weighted average shares outstanding:
Basic and diluted	14,843	14,817	14,285	12,963	12,878

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital	$5,809	$5,342	$7,521	$11,475	$14,071
Total assets	$16,661	$19,079	$21,695	$21,330	$24,369
Othr long term obligations	$300	$-	$-	$-	$-
Stockholders’ equity	$11,451	$11,226	$13,460	$14,059	$17,774

(1) On February 29, 2008, we sold Darius to InnerLight Holdings, Inc. The sale of this segment was treated as discontinued operations and the Fiscal 2008 period has been reclassified.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural based health products along with supplement and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. One flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%. Cold-EEZE® is an established product in the health care and cold remedy market. For Fiscal 2012, 2011 and 2010, our revenues from continuing operations have come principally from our OTC cold remedy products.

Recent Events

Revenue Growth

We have implemented a business and marketing strategy designed to deliver results to our stockholders over the long term. This multi-phase strategy was implemented during the 2010-2011 Cold Season. Generally, a cold season is defined as the period of September to March (“Cold Season”) when the incidence of the common cold rises as a consequence of the change in weather and other factors.

Our strategic initiatives included preserving the Cold-EEZE® brand, then repositioning the Cold-EEZE® brand for growth and then leveraging the Cold-EEZE® brand. As we have consistently explained to our shareholders, it remains our view that by investing in our Cold-EEZE® brand, we are building our distribution platform and pipeline. We have made important investments in new product development, consumer and healthcare professional education and consumer and retail-based marketing. Each of these strategic components, when aggregated, have led to securing increased shelf space with our retailers for the 2012-2013 Cold Season, and which have provided us with the opportunity to introduce new and improved products, including the national launch of two additional cold remedy products for the 2012-2013 Cold Season: Cold-EEZE® Oral Spray and Cold-EEZE® Daytime/Nighttime QuickMelts®.

Through our strategic initiatives our net sales increased 28.4% in Fiscal 2012 as compared to Fiscal 2011. This growth is incremental to the net sales growth of 20.3% achieved in Fiscal 2011 as compared to Fiscal 2010. We have increased our net sales an aggregate of 54.6% in Fiscal 2012 as compared to Fiscal 2010.

Settlement Benefit

In November 2004 we commenced an action against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. (together the “Godfreys”) for injunctive relief regarding the ownership of the Cold-EEZE® trademark., The Godfreys subsequently asserted against us counterclaims and sought monetary damages and injunctive and declaratory relief relative to the Cold-EEZE® trademark and other intellectual property.

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. As a result of the Settlement Agreement, we realized $1.0 million benefit due to the reduction of the previously recorded accrued royalties and commission obligation of $3.5 million.

Phusion Laboratories, LLC, Joint Venture

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.

During Fiscal 2012 and due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required. We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2013. Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 when we traditionally seek to launch new products.

Expression of Interest

In a letter dated May 29, 2012, we received an expression of interest and a non-binding proposal to be acquired by Matrixx Initiatives, Inc. ("Matrixx"). Matrixx is the owner of the Zicam® brand of cold and allergy products and is a direct competitor to our Cold-EEZE® Cold Remedy product line. At a meeting of the board of directors held on June 28, 2012, our board of directors, after careful consideration and consultation with its advisors, unanimously voted to reject the Matrixx proposal.

On September 4, 2012, Matrixx purchased for $200,000 a three year option to acquire 1,453,427 shares of our Common Stock for $1.40 per share from Guy J. Quigley, our former Chairman and Chief Executive Officer. Matrixx also acquired from Mr. Quigley a voting proxy to vote the shares subject to the option.

In a letter to us dated September 6, 2012, Matrixx then repeated its non-binding proposal on the same terms as its May 29, 2012 letter to ProPhase. Matrixx repeated the identical non-binding proposal in a September 14, 2012 letter.

On October 9, 2012, we received a revised non-binding proposal, on essentially the same terms as Matrixx's earlier offer, except that in this latest proposal Matrixx raised the proposed price by $0.20 per share. In response, we again sought advice from its independent financial advisors. At a meeting held on October 24, 2012, our board of directors unanimously voted to reject this latest Matrixx proposal after careful consideration and consultation with its advisors.

On February 5, 2013, Matrixx informed us that it has withdrawn its unsolicited offer to acquire us.

Income Taxes

As of December 31, 2012, we have net operating loss carry-forwards of approximately $37.7 million for federal purposes that will expire beginning in Fiscal 2020 through 2032. Additionally, there are net operating loss carry-forwards of $21.4 million for state purposes that will expire beginning in Fiscal 2018 through 2032. Until sufficient taxable income to offset the temporary timing differences attributable to operations, the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided. As a consequence of the accumulated losses of the Company, we believe that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

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

Results of Operations

Fiscal 2012 compared with Fiscal 2011

Net sales for Fiscal 2012 increased $4.9 million, or 28.4%, to $22.4 million as compared to $17.5 million for Fiscal 2011. The increase in net sales is principally due to (i) an increase in our retail customers’ purchases in the first and fourth quarter of Fiscal 2012, as compared to the same periods in Fiscal 2011, in an effort by those retailers to maintain adequate shelf and warehouse stock during peak seasonal demand to meet an increase in consumer demand at retail of our OTC cold remedy products, (ii) sales of our Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®, a new product launched in July 2012 and Cold-EEZE® Cold Remedy Oral Spray initially launched in August 2011 and expanded its distribution in Fiscal 2012. In addition, our net sales of our contract manufacturing operations increased $455,000 in Fiscal 2012 to $1.3 million as compared to $856,000 in Fiscal 2011 due to fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Industry data is suggesting that the incidence of upper respiratory disorders for Fiscal 2012 were on average 3% below the incidence levels in Fiscal 2011. Although the average incidence of upper respiratory declined during Fiscal 2012, we believe that we have increased our net sales through, among other initiatives, increased investments in our sales, marketing, advertising, consumer communication and promotion of our flagship brand, Cold-EEZE®. In addition, we continue to support our Cold-EEZE® cold remedy products through traditional techniques such as in-store promotion, media advertising and other programs. We continue to compete for market share with new products entering the category and face retailer initiatives that attempt to reduce the number of products they carry on shelf within the cold and flu category.

Cost of sales increased $2.0 million for Fiscal 2012 to $8.2 million as compared to $6.2 million for Fiscal 2011. The increase in cost of sales is principally due to our increased sales from period to period. We realized gross margins of 63.6% for Fiscal 2012, as compared to 64.6% in Fiscal 2011, a decrease of 1.0%. Our gross margin reflects the net effect of (i) an increase in the absorption rate of fixed production overhead costs as a percentage of revenues as a consequence of increased shipments to retailers, offset by (ii) an increase in raw ingredient and packaging costs and (iii) an increase in retail merchandising and promotions. Gross margins are principally influenced by fluctuations in quarter-to-quarter and year-to-year production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2012 increased $1.0 million to $8.9 million as compared to $7.9 million for Fiscal 2011. The increase in sales and marketing expense for Fiscal 2012 as compared to Fiscal 2011 was principally due to an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administrative (“G&A”) expenses increased $1.1 million for Fiscal 2012 to $6.1 million as compared to $5.0 million in Fiscal 2011. The increase in G&A expense for Fiscal 2012 as compared to Fiscal 2011 was primarily due to an increase in personnel expenses and professional fees.

Research and development costs for Fiscal 2012 and 2011 were $1.3 million and $1.1 million, respectively. The increase of $200,000 in research and development costs for Fiscal 2012 as compared to Fiscal 2011 was principally due to an increase in personnel expenses and an increase in the scope, timing and amount of research and development activity from period to period. In February 2012, we introduced to the retail trade an offering of a new product, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®. The Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® began shipping to retailers in July 2012. Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of the Joint Venture.

Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. As a result of the Settlement Agreement, we realized $1.0 million benefit as a consequence of a reduction of the previously recorded accrued royalties and commission obligation of $3.5 million.

Interest and other income for Fiscal 2012 was $7,000 as compared to $28,000 for Fiscal 2011. The decrease of $21,000 for Fiscal 2012 as compared to Fiscal 2011 was principally the result of decreased bank balances and lower interest rates.

As noted above, we have net operating loss carry-forwards for both federal and certain states. As a consequence of these loss carry-forwards and our loss realized during Fiscal 2012, we did not incur income tax expense for Fiscal 2012 or Fiscal 2011.

As a consequence of the effects of the above, the net loss for Fiscal 2012, was $1.1 million, or ($0.07) per share, as compared to a net loss of $2.7 million, or ($0.18) per share, for Fiscal 2011.

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

Industry data suggests that the highest incidence of upper respiratory disorders for the 2010-2011 Cold Season occurred late in the fourth quarter of Fiscal 2010 and during the first quarter of Fiscal 2011, and such incidences were at significantly lower levels during the second, third and fourth quarters of Fiscal 2011 when compared to Fiscal 2010 and the 2009-2010 Cold Season. Although the 2010-2009 Cold Season incidence of upper respiratory is below the prior Cold Season level, we have increased our net sales through, among other factors, increased investments in our sales, marketing, advertising, consumer communication and promotion of our flagship brand, Cold-EEZE®.

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

Sales and marketing expense for Fiscal 2011 increased $2.3 million to $7.9 million as compared to $5.6 million for Fiscal 2010. The increase in sales and marketing expense for Fiscal 2011 as compared to Fiscal 2010 was principally due to (i) an increase in personnel expense due principally to an increase in head count, (ii) an increase in sales commission as a consequence of an increase in sales and (iii) an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns with the cold season from period to period as we continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

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

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2012 were $572,000 as compared to $5.5 million at December 31, 2011. Our working capital was $5.8 million and $5.3 million as of December 31, 2012 and December 31, 2011, respectively. Changes in working capital for Fiscal 2012 were principally due to the net effect of (i) cash used in operations of $5.7 million, inclusive of $2.1 million payment to the Godfreys pursuant to the Settlement Agreement, and an increase for prepaid expenses (principally advertising) of $940,000, (ii) capital expenditures of $310,000 offset by, (iii) net proceeds of $1.1 million derived from the sale of our Common Stock.

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “Equity Line”) with Dutchess whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Equity Line. On November 26, 2012, we filed a registration statement with Securities and Exchange Commission (“SEC”) to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012.

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Equity Line. The maximum amount that we are entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one (1) trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

The purchase price under the Equity Line is set at ninety-five percent (95%) of the lowest daily volume weighted average price (VWAP) of our Common Stock during the five (5) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put Dutchess has the right to use any such excess proceeds to off-set against the aggregated deficit proceeds.

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are not allowed to deliver another draw down notice. In addition, Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 9.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the Equity Line.  We derived approximately $1.1 million in net proceeds through the usage of the Equity Line of which we received $839,000 of such proceeds prior to December 31, 2012 and we have included in receivables the balance of $230,000 which we received on January 4, 2013. On March 6, 2013, we sold an aggregate of 125,000 shares of our Common Stock under and pursuant to the Equity Line and derived net proceeds of $195,000. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 15, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital and its available Equity Credit Line, if exercised, should provide a source of capital to fund normal business operations. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, we may in the short and long term raise capital through the issuance of securities through our Equity Credit Line or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At December 31, 2012, cash and equivalents includes $381,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

To the extent that we do not generate sufficient cash from operations, we may need to incur indebtedness to finance plans for growth. Recent turmoil and stagnation in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

Our future contractual obligations and commitments at December 31, 2012 consist of the following (in thousands):

Year	Employment Contracts	Settlment Agreement	Total
2013	$1,025	$100	$1,125
2014	1,025	100	1,125
2015	555	100	655
2016	-	100	100
2017	-	-	-
Total	$2,605	$400	$3,005

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges, we market and distribute Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® , Cold-EEZE® Oral Spray and Kids-EEZE® Chest Relief, Kids-EEZE® Cough Cold and Kids-EEZE® Allergy (“Kids-EEZE® Products”), children’s OTC products. In August 2012, we introduced Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®. We introduced Cold-EEZE® Oral Spray, in August 2011, containing our proprietary zinc gluconate formulation in a liquid spray form. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Oral Spray and QuickMelts® products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2012 and 2011 (in thousands):

Amount
Return provision at December 31, 2010	$1,546
Net change in the return provision Fiscal 2011	121
Return provision at December 31, 2011	1,667
Net change in the return provision Fiscal 2012	(375)
Return provision at December 31, 2012	$1,292

For Fiscal 2012, 2011 and 2010, net sales of products with limited shelf-life and expiration dates were $3.2 million, $2.0 million and $617,000, respectively.

For Fiscal 2012, the return provision decreased by $375,000. The decrease in the return provision was principally due to (i) a charge of $1.1 million, including $631,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.4 million associated principally with Fiscal 2012 and Fiscal 2011 received and processed during Fiscal 2012.

For Fiscal 2011, the return provision increased by $121,000. The increase in the return provision was principally due to (i) a charge of $1.5 million, including $408,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.4 million associated principally with Fiscal 2011 and Fiscal 2010 received and processed during Fiscal 2011.

A one percent deviation for these sales allowance provisions for the Fiscal 2012, 2011 and 2010 would affect net sales by approximately $274,000, $219,000 and $188,000, respectively. A one percent deviation for cooperative incentive promotions reserve provisions for Fiscal 2012, 2011 and 2010 could affect net sales by approximately $260,000, $210,000 and $182,000, respectively.

Effect of Recent Accounting Pronouncements

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). The proposed roadmap has since been superseded by an SEC work plan and no date is currently proposed that we could be required to prepare financial statements in accordance with IFRS. The SEC has targeted Fiscal 2013 to make a determination regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASU Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This accounting update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This accounting update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. We do not expect the adoption of the amended guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In July 2012, the FASB provided further guidance pertaining to the testing of goodwill for impairment with the issuance of Accounting Standards Update No. 2012-02, “Intangibles – Goodwill and Other Topics” (“ASU 2012-02”). The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. We adopted this accounting standard in the fourth quarter of Fiscal 2012 and this adoption did not have a significant impact on our financial position, results of operations or cash flows.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProPhase Labs, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/S/ EisnerAmper LLP

Edison, New Jersey
March 27, 2013

PROPHASE LABS, INC AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2012	2011
ASSETS
Cash and cash equivalents (Note 2)	$572	$5,541
Accounts receivable (Note 2)	5,409	3,219
Inventory (Note 2)	2,051	2,688
Prepaid expenses and other current assets (Note 2)	2,687	1,747
Total current assets	10,719	13,195

Property, plant and equipment, net of accumulated depreciation of $3,860 and $3,608, respectively (Note 3)	2,365	2,307

Intangible asset, licensed technology (Note 8)	3,577	3,577
	$16,661	$19,079

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$1,296	$885
Accrued advertising and other allowances (Note 2)	2,760	2,959
Other current liabilities (Note 4)	854	485
Accrued royalties and sales commissions (Note 5)	-	3,524
Total current liabilities	4,910	7,853

Other long term obligation (Note 5)	300	-
Total long term liabilities	300	-

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; authorized 50,000,000; issued: 21,056,115 and 20,161,636 shares, respectively (Note 6)	11	10
Additional paid-in-capital	42,867	41,552
Accumulated deficit	(5,790)	(4,699)
Treasury stock, at cost, 5,336,053 and 5,336,053 shares, respectively (Note 6)	(25,637)	(25,637)
	11,451	11,226
	$16,661	$19,079

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010

Net sales (Notes 2 and 11)	$22,406	$17,453	$14,502

Cost of sales (Note 2)	8,154	6,171	5,672

Gross profit	14,252	11,282	8,830

Operating expenses:
Sales and marketing	8,946	7,904	5,576
Administrative	6,127	5,028	6,054
Research and development (Note 2)	1,301	1,088	794
Settlement benefit (Note 5)	(1,024)	-	-
Total operating expense	15,350	14,020	12,424

Loss from operations	(1,098)	(2,738)	(3,594)

Interest income	7	28	53

Loss from operations before taxes	(1,091)	(2,710)	(3,541)

Income tax (benefit) (Note 9)	-	-	(40)

Net loss	$(1,091)	$(2,710)	$(3,501)

Basic and dilutive loss per share	$(0.07)	$(0.18)	$(0.25)

Weighted average common shares outstanding:
Basic and diluted	14,843	14,817	14,285

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

			Additional	Retained
	Common Stock	Par	Paid-In	Earnings	Treasury
	Shares	Value	Capital	(Deficit)	Stock	Total

Balance at December 31, 2009	13,033,383	$9	$37,726	$1,512	$(25,188)	$14,059

Net loss				(3,501)		(3,501)
Proceeds from exercise of stock options	130,500		133			133
Common Stock Issued to Phosphangenics Limited pursuant to an Exclusive License Agreement (Note 8)	1,440,000	1	2,576			2,577
Common stock granted pursuant to an employment agreement	36,111		60			60
Common stock granted pursuant to a compensation agreement	67,625		90			90
Share-based compensation expense			42			42
Tax benefits from exercise of stock options			42			42
Tax benefit allowance			(42)			(42)

Balance at December 31, 2010	14,707,619	10	40,627	(1,989)	(25,188)	13,460

Net loss				(2,710)		(2,710)
Share-based compensation expense			131			131
Common stock granted pursuant to an employment agreement	341,254		294			294
Common stock granted pursuant to a compensation plan	466,710		500			500
Treasury stock purchase (Note 8)	(690,000)				(449)	(449)

Balance at December 31, 2011	14,825,583	10	41,552	(4,699)	(25,637)	11,226

Net loss				(1,091)		(1,091)
Share-based compensation expense			153			153
Common stock granted pursuant to an employment agreement	10,757		93			93
Common stock issued (Note 6)	883,722	1	1,069			1,070

Balance at December 31, 2012	15,720,062	$11	$42,867	$(5,790)	$(25,637)	$11,451

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(1,091)	$(2,710)	$(3,501)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	252	355	363
Gain on the sale of fixed assets	-	(28)	-
Reduction of payment obligation, settlement benefit	(1,024)	-	-
Share-based compensation expense	246	631	192
Changes in operating assets and liabilities:
Accounts receivable	(2,190)	1,602	(1,222)
Inventory	637	(1,006)	(277)
Prepaid expenses and other assets	(940)	(864)	(68)
Accounts payable	411	396	(219)
Accrued advertising and other allowances	(199)	(565)	1,384
Accrued royalties and commissions	(2,100)	-	-
Other operating assets and liabilities, net	269	81	(201)
Net cash used in operating activities	(5,729)	(2,108)	(3,549)

Cash flows from investing activities:
Capital expenditures	(310)	(300)	(153)
Acquisition of product license	-	-	(1,000)
Proceeds from the sale of fixed assets	-	166	-
Net cash flows used in investing activities	(310)	(134)	(1,153)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	-	133
Proceeds from issuance of common stock	1,070	-	-
Purchase of treasury stock	-	(449)	-
Net cash provided by (used in) financing activities	1,070	(449)	133

Net decrease in cash and cash equivalents	(4,969)	(2,691)	(4,569)

Cash and cash equivalents at beginning of year	5,541	8,232	12,801

Cash and cash equivalents at end of year	$572	$5,541	$8,232

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$-	$34

Common stock issued to Phosphagenics Limited pursuant to a product license agreement	$-	$-	$2,577

Common stock issued, in lieu of cash, as payment of accrued compensation	$-	$294	$-

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

ProPhase Labs, Inc (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural based health products along with supplement, personal care and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute two non-lozenge forms of our proprietary zinc gluconate formulation, Cold-EEZE® Daytime/Nighttime QuickMelts® and Cold-EEZE® Oral Spray, each a new product launched in August 2012 and 2011, respectively. Cold-EEZE® is an established product in the health care and cold remedy market. For Fiscal 2012, Fiscal 2011 and Fiscal 2010 (as each is defined below), our revenues from operations have come principally from our OTC cold remedy products.

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture (see Note 8).

Our business is subject to seasonal variations thereby impacting liquidity and working capital during the course of our fiscal year.

For Fiscal 2012, 2011 and 2010, we have incurred a net loss as a consequence of our strategic initiatives to preserving the Cold-EEZE® brand, then repositioning the Cold-EEZE® brand for growth and then leveraging the Cold-EEZE® brand. Our strategy required significant investments in product development, retail merchandising and consumer marketing and advertising. As a consequence of these investments, our revenues have increased an aggregate of 54.5% from Fiscal 2010 to Fiscal 2012. Additionally our working capital for Fiscal 2012 increased $467,000 to $5.8 million as compared to $5.3 million for Fiscal 2011. Management believes that cash generated from operations, along with its current cash balances, will be sufficient to finance working capital and capital expenditure requirements for at least the next twelve months. In addition, we successfully resolved various disputes with certain third parties (see Note 5).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly owned subsidiaries and its Joint Venture, a variable interest entity (see Note 8). All intercompany transactions and balances have been eliminated.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the duration of the common cold. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges we market and distribute Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®, Cold-EEZE® Oral Spray and Kids-EEZE® Cough Cold and Kids-EEZE® Allergy (“Kids-EEZE® Products”), children’s OTC cold remedies. In August 2012 we introduced our, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®. Cold-EEZE® Oral Spray containing our proprietary zinc formulation in a liquid spray form was introduced in August 2011. We introduced Kids-EEZE® Chest Relief in Fiscal 2008 and expanded the product line to include Kids-EEZE® Cough Cold and Kids-EEZE® Allergy in Fiscal 2010. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® QuickMelts and Oral Spray products, Kids-EEZE® Products and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

Cash Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At December 31, 2012 and 2011 the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $890,000 and $991,000, respectively. At December 31, 2012 and 2011, inventory included raw material, work in progress and packaging amounts of $1.0 million and $981,000, respectively, and finished goods of $1.0 million and $1.7 million, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use a combination of straight-line and accelerated methods in computing depreciation for financial reporting purposes. The depreciation expense is computed in accordance with the estimated asset lives (see Note 3).

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2012, our cash was $572,000 and our bank balance was $1.1 million. Of the total bank balance, $633,000 was covered by federal depository insurance and $462,000 was uninsured.

Trade accounts receivable potentially subjects us to credit risk. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many mass merchandisers, food retailers, multi-outlet pharmacy and chain drug stores and large wholesalers (see Note 11). During Fiscal 2012, 2011 and 2010, effectively all of our net revenues were related to domestic markets.

Our revenues are principally generated from the sale of OTC cold remedy products which approximated 95%, 95% and 96% of total revenues for Fiscal 2012, 2011 and 2010, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

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

Long-lived Assets

We review the carrying value of our long-lived assets with definite lives whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When indicators of impairment exist, we determine whether the estimated undiscounted sum of the future cash flows of such assets is less than their carrying amounts. If less, an impairment loss is recognized in the amount, if any, by which the carrying amount of such assets exceeds their respective fair values. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; industry competition; and general economic and business conditions, among other factors.

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

As of December 31, 2012 and December 31, 2011, we included a provision for sales allowances of $109,000 and $101,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of December 31, 2012 include $1.3 million for estimated future sales returns and $1.5 million for cooperative incentive promotion costs. As of December 31, 2011 accrued advertising and other allowances include $1.7 million for estimated future sales returns, $1.0 million for cooperative incentive promotion costs and $279,000 for certain other advertising and marketing promotions.

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

Stock and stock options for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 6). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. In Fiscal 2012, 2011 and 2010, we charged to operations $246,000, $631,000 and $192,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Variable Interest Entity

The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 8).

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for Fiscal 2012, 2011 and 2010 were $10.2 million, $8.8 million, and $6.9 million, respectively. Included in prepaid expenses and other current assets was $2.2 million and $1.2 million at December 31, 2012 and 2011, respectively, relating to prepaid deposits for advertising and promotion programs scheduled principally for the first quarter of Fiscal 2013 and 2012, respectively.

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for Fiscal 2012, 2011 and 2010 were $1.3 million, $1.1 million and $794,000, respectively. For Fiscal 2012, Fiscal 2011 and Fiscal 2010, research and development costs are related principally to new product development initiatives and costs associated with OTC cold remedy products.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net current and non-current deferred tax asset is being provided (see Note 9).

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

The major jurisdiction for which we file income tax returns is the United States. The Internal Revenue Service (“IRS”) has examined our then tax year ended September 30, 2005 and has made no changes to the filed tax returns. The tax years 2006 and forward remain open to examination by the IRS. The tax years 2004 and forward remain open to examination by the various state taxing authorities to which we are subject.

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable and accounts payable are reflected in the Financial Statements at carrying value which approximates fair value because of the short-term maturity of these instruments. Determination of the fair value of related party payables, if any, is not practicable due to their related party nature.

Recently Issued Accounting Standards

In November 2008, the SEC issued for comment a proposed roadmap regarding the potential use by U.S. issuers of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”). IFRS is a comprehensive series of accounting standards published by the International Accounting Standards Board (“IASB”). The proposed roadmap has since been superseded by an SEC work plan and no date is currently proposed that we could be required to prepare financial statements in accordance with IFRS. The SEC has targeted Fiscal 2013 to make a determination regarding the mandatory adoption of IFRS. We are currently assessing the impact that this potential change would have on our consolidated financial statements and we will continue to monitor the development of the potential implementation of IFRS.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASU Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This accounting update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This accounting update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. We do not expect the adoption of the amended guidance to have a significant impact on our consolidated financial position, results of operations or cash flows.

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

In July 2012, the FASB provided further guidance pertaining to the testing of goodwill for impairment with the issuance of Accounting Standards Update No. 2012-02, “Intangibles – Goodwill and Other Topics” (“ASU 2012-02”). The new guidance gives the option to first assess qualitative factors to determine if it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative valuation test. We adopted this accounting standard in the fourth quarter of Fiscal 2012 and this adoption did not have a significant impact on our financial position, results of operations or cash flows.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2012	2011	Estimated Useful Life

Land	$504	$504
Buildings and improvements	2,597	2,494	15 - 39 years
Machinery and equipment	2,771	2,567	3 - 7 years
Computer software	164	161	3 years
Furniture and fixtures	189	189	5 years
	6,225	5,915

Less: Accumulated depreciation	3,860	3,608
	$2,365	$2,307

Depreciation expense for Fiscal 2012, 2011 and 2010 was $252,000, $355,000, and $363,000, respectively. In Fiscal 2010, we maintained certain operating leases for office and warehouse space maintained by us and we were charged rent expense of $11,000. We did not incur rent expense in Fiscal 2012 or Fiscal 2011.

NOTE 4 – OTHER CURRENT LIABILITIES

At December 31, 2012 and 2011, other current liabilities include $548,000 and $237,000, respectively, related to accrued compensation.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

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

Settlement Agreement

In November 2004 we commenced an action against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. (together the “Godfreys”) for injunctive relief regarding the ownership of the Cold-EEZE® trademark., The Godfreys subsequently asserted against us counterclaims and sought monetary damages and injunctive and declaratory relief relative to the Cold-EEZE® trademark and other intellectual property.

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. As a result of the Settlement Agreement, we realized $1.0 million benefit due to the reduction of the previously recorded accrued royalties and commission obligation of $3.5 million. At December 31, 2012, other current liabilities and other long term obligation include $100,000 and $300,000, respectively, for the four additional annual installment payments.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon AND Pacific Rim Pharmaceuticals LTD

On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania Civil Action No. 2010-08227. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 9.5% of our Common Stock, and against certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of this litigation occurred prior to June 2009 and the installation of the current board of directors. We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going at this time and no prediction as to the outcome of this action can be made.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT

We were named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief. Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. We believe the lawsuit is without merit and intend to vigorously defend against it. Pre-trial discovery is on-going at this time and no prediction as to the outcome of this action can be made.

As noted above, we previously commenced litigation against the plaintiff, Guy Quigley, and other parties in August 2010 in the Bucks County Court of Common Pleas, Pennsylvania (No. 2010-08227). The August 2010 action remains pending.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, KARIBA HOLDINGS, LIMITED, WENDY QUIGLEY, Gary Quigley, FRANCES QUIGLEY (A/K/A FRANCES BOSTON) AND JOSEPHINE QUIGLEY (A/K/A JOSEPHINE GLEESON)

On July 19, 2012, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania (“Kariba Complaint”) (No. 2011-09815). The Kariba Complaint names as defendants (i) a former officer and director of the Company, who is a shareholder that beneficially owns approximately 9.5% of our Common Stock, (ii) certain family members of such former officer and director, some of whom are former employees of the Company, and (iii) certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. The Kariba Complaint asserts additional claims not previously asserted in the action ProPhase Labs, Inc. (formerly The Quigley Corporation) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and Joe Doe Defendants (No. 2010-08227). All of the transactions and events that are the subject of the Kariba Complaint occurred prior to June 2009 and the installation of the current board of directors.  We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

Future Obligations

We have approximate future obligations over the next five years as follows (in thousands):

Year	Employment Contracts	Settlment Agreement	Total
2013	$1,025	$100	$1,125
2014	1,025	100	1,125
2015	555	100	655
2016	-	100	100
2017	-	-	-
Total	$2,605	$400	$3,005

Equity Line of Credit

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “Equity Line”) with Dutchess whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Equity Line. On November 26, 2012, we filed a registration statement with Securities and Exchange Commission (“SEC”) to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

We may draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the Equity Line. The maximum amount that we are entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one (1) trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

The purchase price under the Equity Line is set at ninety-five percent (95%) of the lowest daily volume weighted average price (VWAP) of our Common Stock during the five (5) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put Dutchess has the right to use any such excess proceeds to off-set against the aggregated deficit proceeds.

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are not allowed to deliver another draw down notice. In addition, Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 9.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the Equity Line.  We derived approximately $1.1 million in net proceeds through the usage of the Equity Line of which we received $839,000 of such proceeds prior to December 31, 2012 and we have included in receivables the balance of $230,000 which we received on January 4, 2013. On March 6, 2013, we sold an aggregate of 125,000 shares of our Common Stock under and pursuant to the Equity Line and derived net proceeds of $195,000. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 15, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan during Fiscal 2012, 2011 or 2010.

At December 31, 2012, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At December 31, 2012, there are 99,000 options outstanding with various expiration dates ranging from October 2013 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 1.8 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made. As of December 31, 2012, 1,449,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated (the “Expired Options”). As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 450,750 options are deemed cancelled.

Stock Options

All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan. Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Plan. For Fiscal 2012, 2011 and 2010, we granted 15,000, 220,000 and 982,000 options, respectively, to employees to acquire our Common Stock pursuant to the terms of 2010 Plan. Presented below is a summary of the terms of the grant of options:

	Year Ended December 31,
	2012	2011	2010
Number of options granted	15,000	220,000	982,000
Vesting period	3 years	4 years	3-6 years
Maximum term of option from date of grant	7 years	7 years	7 years
Exercise price per share	$1.36	$0.87 - $1.17	$1.00
Weighted average fair value per share of options granted during the year	$0.85	$0.58	$0.65

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

We used the Black-Scholes option pricing model during Fiscal 2012, 2011 and 2010 to determine the fair value of the stock options at the date of grant. Based upon our limited historical experience, we estimated approximately zero, 33,000 and 27,300, respectively, of the options granted in Fiscal 2012, 2011 and 2010 may ultimately be forfeited. Additionally, we determined the expected term of the stock option grants to be a range between 4.5 to 6.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in Fiscal 2010 such that we believe our historical data does not provide a reasonable basis upon which to estimate expected term. Presented below is a summary of assumptions used in determining the fair value of the stock options at the date of grant:

	Year Ended December 31,
	2012	2011	2010
Expected option life	4.5 years	4.75 years	4.5 - 6.5 years
Weighted average risk free rate	0.75%	1.28%	2.10%
Dividend yield	0%	0%	0%
Expected volatility	83.06%	75.84% - 78.62%	72.17% - 77.63%

The fair value of the stock options at the time of the grant in Fiscal 2012, 2011 and 2010 was approximately $13,000, $127,000 and $618,000, respectively. Each of the stock options granted were subject to vesting such that the fair value of the stock options granted is charged to operations over the vesting period. For Fiscal 2012, 2011 and 2010, we charged to operations $153,000, $131,000 and $42,000, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

At December 31, 2012, of the options granted in Fiscal 2012, 2011 and 2010 488,165 were vested and 719,335 are subject to vesting. At December 31, 2012, there are 159 options available for grant to purchase shares of Common Stock that may be issued pursuant to the terms of the 2010 Plan.

A summary of the status of our stock options granted to both employees and non-employees as of December 31, 2012, 2011 and 2010 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2012		2011		2010
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of year	1,333	$1.88	1,300	$2.99	1,488	$8.64
Granted	15	1.36	220	1.10	982	1.00
Exercised	-	-	-	-	(131)	1.02
Cancelled	(41)	8.11	(187)	8.67	(1,039)	9.45
Options outstanding - end of year	1,307	$1.72	1,333	$1.88	1,300	$2.99

Options granted and subject to future vesting	719	$1.01	957	1.02	937	1.00

Exercisable, at end of year	588		376		363
Available for grant	-		14		818

The unrecognized share-based compensation expense related to the options granted but not vested, (options to acquire 719,335 shares) was approximately $445,000 at December 31, 2012. These options subject to vesting (i) vest over the next 1 to 4 years, (ii) have a 7 year term from the date of grant, (iii) are exercisable at a weighted average price of $1.01 and (iv) the unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 3.2 years.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2012 (in thousands, except remaining life and per share data):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$0.87 - $1.36	488	5.6	$1.10
$1.37 - $8.11	32	0.8	$8.11
$8.12 - $9.50	41	1.8	$9.50
$9.51 - $13.80	27	3.0	$13.80
Total	588		$2.56

The total intrinsic value of options exercised during Fiscal 2010 was $107,000. There were no options exercised during Fiscal 2012 or 2011. The aggregate intrinsic value of (i) options outstanding, (ii) options outstanding and expected to vest in the future and (iii) options outstanding and exercisable at December 31, 2012 was $388,000, $224,000 and $164,000, respectively.

Stock Grants

In April 2011, the Compensation Committee of the Board of Directors approved an amendment to Mr. Karkus’ then employment agreement, dated August 19, 2009 (the “Amendment”) to lower his annual salary by $150,000 (or $12,500 per month) in exchange for a grant of restricted stock equal in value to the salary reduction. Pursuant to the Amendment, Mr. Karkus’ annual base salary was decreased from $750,000 per year to $600,000 per year, effective May 1, 2011 thru July 15, 2012, which was the end of the term of his then employment agreement, as amended. As a consequence of the Amendment, a restricted stock grant under the 2010 Plan equal to $12,500 of shares per month thru the end of the term (14.5 months). The restricted stock grant was made in an upfront grant of 161,830 shares, subject to certain future vesting conditions, at a value of $181,000 as of the grant date. The grant was made in April 2011, and the amount of the shares issued was calculated based on the average closing price of our Common Stock for the last five (5) trading days prior to and including the issuance date of April 21, 2011. For Fiscal 2012 and 2011, we have charged to operations $81,000 and $100,000, respectively, as share-based compensation expense for the restricted stock grant.

In addition, in April 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 133,928 shares of Common Stock under the 2010 Plan as payment for his Fiscal 2010 bonus. Furthermore, in December 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 134,409 shares of Common Stock under the 2010 Plan as payment for his Fiscal 2011 bonus. Mr. Karkus agreed to accept his Fiscal 2011 and Fiscal 2010 cash bonus of $150,000 for each year in shares of our Common Stock.

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

In December 2011, the Compensation Committee of the Board of Directors granted Mr. Cuddihy 33,603 shares of Common Stock, under the 2010 Plan valued at $37,500 as payment for 50% of his Fiscal 2011 bonus.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The 2010 Directors Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000 shares. In Fiscal 2012 no shares were granted to directors. In Fiscal 2011 and 2010, we granted 164,770 and 67,625 shares, respectively, of our Common Stock valued at $162,000 and $90,000, respectively, for director compensation. At December 31, 2012, there are 17,605 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Stock Option Exercises and Other Grants

Pursuant to the terms of Mr. Cuddihy’s prior employment agreement dated August 19, 2009, Mr. Cuddihy received an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter calculated based on the average closing price of our Common Stock for the last five (5) trading days of the quarter. Under the new employment agreement no stock was earned in Fiscal 2012. For Fiscal, 2011 and 2010, Mr. Cuddihy earned, 51,642 and 35,075 shares, respectively, valued at $50,000 and $50,000, respectively, as share-based compensation.

There were no stock options exercised in Fiscal 2012 or 2011. For Fiscal 2010, we derived net proceeds of $133,000, as a consequence of the exercise of options to acquire 130,500 of our Common Stock pursuant to the terms of our 1997 Option Plan.

Purchase of Treasury Stock

In September 2011, we entered into a redemption agreement with PSI Parent. Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by PSI Parent for the aggregate redemption price of $448,500 in cash (see Note 8). The redemption price was equal to $0.65 per share.

NOTE 7 – DEFINED CONTRIBUTION PLANS

We maintain the ProPhase Labs, Inc 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2012, 2011 and 2010 were $104,000, $88,000 and $90,000, respectively.

NOTE 8 – INVESTMENT IN PHUSION LABORATORIES, LLC.

On March 22, 2010, we, PSI Parent, PSI and the Joint Venture entered into the LLC Agreement of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM.

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

NOTE 8 – INVESTMENT IN PHUSION LABORATORIES, LLC. (CONTINUED)

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

In September 2011, PSI Parent entered into certain Private Resale Agreements (“PSAs”) with seven third party purchasers, under which Phosphagenics sold, with our consent, an aggregate of 750,000 shares of our Common Stock. Under the PSAs, the purchasers may not, without the prior written consent of the Company, prior to the one year anniversary of the PSAs, directly or indirectly, sell, give, pledge, hypothecate, assign or otherwise transfer the purchased shares, in whole or in part. Contemporaneously with PSI Parent consummating the PSAs, we consummated an agreement with PSI Parent to redeem the then remaining 690,000 PSI Shares held by PSI Parent.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At December 31, 2012, cash and equivalents includes $381,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INVESTMENT IN PHUSION LABORATORIES, LLC. (CONTINUED)

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. In Fiscal 2010, we recorded the $3.6 million payment noted above representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected remaining useful life of the product license to be approximately 14 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers. Since inception and including Fiscal 2012, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product evaluation and analysis. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

During Fiscal 2012 and due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement (see Note 5) and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or deferr into future periods certain product development initiatives due to the pre-commercialization investments required. We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2013. Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 when we traditionally seek to launch new products.

NOTE 9 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current
Federal	$-	$-	$(40)
State	-	-	-
	-	-	(40)
Deferred
Federal	(618)	(877)	(107)
State	1,377	(21)	160
	759	(898)	53
Total	$759	$(898)	$13

Income taxes from continuing operations before valuation allowance	$759	$(898)	$13
Change in valuation allowance	(759)	898	(53)
Income tax (benefit)	-	-	(40)
Total	$-	$-	$(40)

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Statutory rate - federal	$(661)	$(925)	$(1,204)
State taxes, net of federal benefit	1,377	(21)	-
Permanent differences and other	43	48	(143)
Income tax from continuing operation before valuation allowance	759	(898)	(1,347)

Change in valuation allowance	(759)	898	1,307

Income tax (benefit)	-	-	(40)
Total	$-	$-	$(40)

The components of permanent and other differences are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Permanent items:
Meals and Entertainment	$6	$2	$5
Return to provision adjustment	(46)	-	-
Contribution of inventory(1)	4	-	(162)
Share-based compensation expense for stock options granted (2)	79	45	14
	$43	$47	$(143)

(1)	This item represents the additional tax deduction available as a consequence of the contribution of certain inventory to qualified charitable organization.
(2)	This item relates to share-based compensation expense for financial reporting purposes not deducted for tax purposes until such options are exercised.

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010

Net operating loss and capital loss carryforward	$14,158	$13,170	$12,135
Consulting-royalty costs	121	1,431	1,431
Depreciation	60	235	253
Other	983	757	877
Valuation allowance	(15,322)	(15,593)	(14,696)
Total	$-	$-	$-

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2012, 2011 and 2010 was $271,000, ($898,000) and ($424,000), respectively. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.4 million are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized. As a result, these NOL’s will not be available to offset income tax expense. The net operating loss carry-forwards currently approximate $37.7 million for federal purposes will expire beginning in Fiscal 2020 through 2032. Additionally, there are net operating loss carry-forwards of $21.4 million for state purposes that will expire beginning in Fiscal 2018 through 2032.

For Fiscal 2010, we had a current tax benefit of $40,000 for an alternative minimum tax refund due us as a consequence of a carry back of an alternative minimum tax net operating loss to a prior period. Our income tax classifications for Fiscal 2011 and Fiscal 2010 have been reclassified to conform to our Fiscal 2012 presentation.

NOTE 10 – EARNINGS PER SHARE

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2012			2011			2010
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(1,091)	14,843	$(0.07)	$(2,710)	14,817	$(0.18)	$(3,501)	14,285	$(0.25)
Dilutives:
Options/Warrants	-	-	-	-	-	-	-	-	-

Diluted EPS	$(1,091)	14,843	$(0.07)	$(2,710)	14,817	$(0.18)	$(3,501)	14,285	$(0.25)

For Fiscal 2012, 2011 and 2010, diluted earnings per share is the same as basic earnings per share due to the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share. For Fiscal 2012, 2011 and 2010, there were Common Stock Equivalents in the amount of 177,035, 48,375 and 359,188, respectively, which were in the money, that were excluded in the earnings per share computation due to their dilutive effect.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SIGNIFICANT CUSTOMERS

Our products are distributed through numerous food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers throughout the United States. Revenues for Fiscal 2012, 2011 and 2010 were $22.4 million, $17.5 million and $14.5 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores Inc (“Wal-Mart”) and CVS Caremark Corporation (“CVS”) accounted for approximately 19%, 14% and 13% of our Fiscal 2012 revenues. Walgreen, Wal-Mart, CVS and Rite-Aid Corp (“Rite Aid”) accounted for approximately 17%, 14%, 13% and 12% of our Fiscal 2011 revenues. Walgreens, Wal-Mart and Rite Aid accounted for approximately 23%, 14% and 10% of our Fiscal 2010 revenues. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Customers comprising the five largest accounts receivable balances represented 65% and 53% of total trade receivable balances at December 31, 2012 and 2011, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. The allowance for doubtful accounts was zero for both December 31, 2012 and 2011.

NOTE 12 – QUARTERLY INFORMATION (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2012 and Fiscal 2011 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2012
Net sales	$6,018	$1,894	$5,415	$9,079
Gross profit	$4,340	$825	$3,399	$5,688
Net income (loss)	$(688)	$(1,930)	$1,074	$453

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.05)	$(0.13)	$0.07	$0.04

Fiscal 2011
Net sales	$3,166	$1,744	$5,083	$7,460
Gross profit	$1,994	$896	$3,596	$4,796
Net income (loss)	$(1,013)	$(976)	$1,110	$(1,831)

Basic and diluted earnings (loss) per share:
Net income (loss)	$(0.07)	$(0.07)	$0.07	$(0.12)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during Fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2013 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2013 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference to the 2013 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2013 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits:

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to Exhibit 3.1 of Form 10-KSB/A filed on April 4, 1997).

3.2	Certificate of Amendment to the Articles of Incorporation of the Company, effective May 5, 2010 (incorporated by reference to Exhibit 3.1 of Form 8-K filed on May 10, 2010).

3.3	By-laws of the Company as amended and restated effective August 18, 2009, (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 18, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).

10.2	Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A filed on April 4, 1997).

10.3	Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).

10.4	First Amendment to the Rights Agreement, dated as of May 20, 2008 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 23, 2008).

10.5	Sale agreement of Darius to Innerlight Holdings, Inc. dated February 29, 2008 incorporated by reference to Exhibit 99.1 of Form 8-K filed on March 3, 2008).

10.6	Second Amendment to the Rights Agreement, dated as of August 18, 2009 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2009).

10.7	Form of Indemnification Agreement between the Company and each of its Officers and Directors dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 19, 2009).

10.8	Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on March 24, 2010).

10.9	Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 24, 2010).

10.10	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 24, 2010).

10.11	Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 24, 2010).

10.12*	2010 Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.13*	2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit C of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.14*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 10, 2010).

10.15 *	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on May 10, 2010).

10.16*	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 10, 2010).

10.17*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 10, 2010).

10.18*	2010 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit A of the Company’s Annual Proxy Statement on Schedule 14A filed on March 14, 2011).

10.19	Redemption Agreement with Phosphagenics Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 23, 2011).

10.20	Employment Agreement dated January 1, 2012 between Ted Karkus and the Company (incorporated by reference to Exhibit 99.2 of Form 10-Q filed on November 10, 2011).

10.21*	Employment Agreement dated January 1, 2012 between Robert V. Cuddihy, Jr., and the Company (incorporated by reference to Exhibit 99.1 of Form 10-Q filed on November 10, 2011).

10.22*	Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of November 26, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 27, 2012).

10.23	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of November 26, 2012 (incorporated by reference to Exhibit 10.3 of Form 8-K filed on November 27, 2012).

10.24**	Settlement Agreement and Mutual Release between ProPhase Labs, Inc. f/k/a The Quigley Corporation and John C. Godfrey, the Estate of Nancy Jane Godfrey, and Godfrey Science and Design, Inc. dated December 20, 2012.

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm, dated March 27, 2013.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement
**	Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.
Registrant

Date: March 27, 2013	By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial and Accounting Officer

By:	/s/Ted Karkus	By:	/s/Robert V. Cuddihy, Jr.
Ted Karkus		Robert V. Cuddihy, Jr.
Chairman of the Board and		Chief Operating Officer and Chief
Chief Executive Officer		Financial Officer

Date:	March 27, 2013

Directors

/s/Mark Burnett
Mark Burnett

/s/Mark Frank	/s/Louis Gleckel
Mark Frank	Louis Gleckel

/s/James McCubbin
Mark Leventhal	James McCubbin

Date: March 27, 2013

- 63 -