Form 10-Q
period 2013-03-31
ProPhase Labs, Inc.
filed 2013-05-10
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2013
Common Stock, $0.0005 par value	15,845,062

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$4,536	$572
Accounts receivable	3,080	5,409
Inventory (Note 2)	2,147	2,051
Prepaid expenses and other current assets	488	2,687
Total current assets	10,251	10,719

Property, plant and equipment, net of accumulated depreciation of $3,922 and $3,860, respectively (Note 2)	2,311	2,365
Intangible asset, licensed technology (Note 6)	3,577	3,577
Total assets	$16,139	$16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$678	$1,296
Accrued advertising and other allowances	2,520	2,760
Other current liabilities	666	854
Total current liabilities	3,864	4,910

Other long term obligations	300	300
Total long term liabilities	300	300

Commitments and contingencies (Note 3)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 21,181,115 and 21,056,115 shares, respectively (Note 4)	11	11
Additional paid-in-capital	43,101	42,867
Accumulated deficit	(5,500)	(5,790)
Treasury stock, at cost 5,336,053 and 5,336,053 shares, respectively	(25,637)	(25,637)
Total stockholders' equity	11,975	11,451
Total liabilities and stockholders' equity	$16,139	$16,661

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Net sales (Note 2)	$7,542	$6,018

Cost of sales (Note 2)	2,203	1,678

Gross profit	5,339	4,340

Operating expenses:
Sales and marketing	3,363	3,177
Administration	1,498	1,492
Research and development	188	361
	5,049	5,030

Income (loss) from operations	290	(690)
Interest income	-	2
Income (loss) before income taxes	290	(688)
Income tax (benefit) (Note 5)	-	-
Net income (loss)	$290	$(688)

Basic income (loss) per share:
Net income (loss)	$0.02	$(0.05)

Diluted income (loss) per share:
Net income (loss)	$0.02	$(0.05)

Weighted average common shares outstanding:
Basic	15,752	14,796
Diluted	16,199	14,796

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional
	Shares	Par	Paid-In	Accumulated	Treasury
	Outstanding	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2012	15,720,062	$11	$42,867	$(5,790)	$(25,637)	$11,451

Net income	-	-	-	290	-	290

Share-based compensation expense	-	-	39	-	-	39

Common shares issued (Note 4)	125,000	-	195	-	-	195

Balance at March 31, 2013	15,845,062	$11	$43,101	$(5,500)	$(25,637)	$11,975

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2013	March 31, 2012

Cash flows from operating activities:
Net income (loss)	$290	$(688)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	62	58
Share-based compensation expense	39	88
Changes in operating assets and liabilities:
Accounts receivable	2,329	677
Inventory	(96)	77
Accounts payable	(618)	(63)
Accrued advertising and other allowances	(240)	(527)
Other operating assets and liabilities, net	2,011	1,153
Net cash provided by (used in) operating activities	3,777	775

Cash flows from investing activities:
Capital expenditures	(8)	(48)
Net cash flows used in investing activities	(8)	(48)

Cash flows from financing activities:
Proceeds from issuance of common stock	195	-
Net cash provided by financing activities	195	-

Net increase in cash and cash equivalents	3,964	727

Cash and cash equivalents at beginning of period	572	5,541

Cash and cash equivalents at end of period	$4,536	$6,268

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”), organized under the laws of the State of Nevada, is a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplement, personal care and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute two non-lozenge forms of our proprietary zinc gluconate formulation, Cold-EEZE® Daytime/Nighttime QuickMelts® and Cold-EEZE® Oral Spray, each a new product launched in August 2012 and 2011, respectively. Cold-EEZE® is an established product in the health care and cold remedy market. For the three months ended March 31, 2013 and 2012, our revenues from operations have come principally from our OTC cold remedy products.

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2013 shall be the term “Fiscal 2013” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term the “we”, “us: or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Our primary product, Cold-EEZE® lozenges, utilizes a proprietary zinc formulation which has been clinically proven to reduce the duration of the common cold. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® lozenges we market and distribute Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® and Cold-EEZE® Oral Spray. In August 2012 and 2011, we introduced two new forms of our proprietary zinc formulation, Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts® and Cold-EEZE® Oral Spray, respectively. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® QuickMelts®, Cold-EEZE® Oral Spray and Organix® products carry shelf-life expiration dates for which we aggregate such product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At March 31, 2013 and December 31, 2012, inventory included raw material, work in progress and packaging amounts of $1.0 million and $1.0 million respectively, and finished goods of $1.1 million and $1.0 million, respectively.

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

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2013, our cash balance was $4.5 million and our bank balance was $4.7 million. Of the total bank balance, $1.4 million was covered by federal depository insurance and $3.3 million was uninsured at March 31, 2013.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large wholesalers, mass merchandisers and multi-outlet pharmacy and chain drug stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Our largest accounts receivable balances are with three customers representing approximately 69.1% and 53.8% of total trade receivable balances at March 31, 2013 and December 31, 2012, respectively.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 94% and 95% of total revenues for each of the three months ended March 31, 2013 and 2012, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three months ended March 31, 2013 and 2012, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of March 31, 2013 and December 31, 2012, we included a provision for sales allowances of $74,000 and $109,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of March 31, 2013 included $1.6 million for estimated future sales returns and $924,000 for cooperative incentive promotion costs. As of December 31, 2012 accrued advertising and other allowances included $1.3 million for estimated future sales returns and $1.5 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended March 31, 2013 and 2012 were $3.9 million and $3.4 million, respectively. Included in prepaid expenses and other current assets was $122,000 and $2.2 million at March 31, 2013 and December 31, 2012, respectively, relating to prepaid advertising and promotion expenses.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended March 31, 2013 and 2012, we charged to operations $39,000 and $88,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended March 31, 2013 and 2012 were $188,000 and $361,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 5).

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASU Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This accounting update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This accounting update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Commitments and Contingencies

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

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2013, as follows (in thousands):

Fiscal Year	Employment Contracts	Settlement Agreement	Total
2013	$769	$100	$869
2014	1,025	100	1,125
2015	555	100	655
2016	-	100	100
2017	-
Total	$2,349	$400	$2,749

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity

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

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the three month periods ended March 31, 2013 or 2012.

As of March 31, 2013, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At March 31, 2013, there are 99,000 options outstanding under the 1997 Plan with various expiration dates ranging from October 2013 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 900,000 shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 1.8 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made. As of March 31, 2013, 1,449,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated (the “Expired Options”). As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 450,750 options are deemed cancelled. No options were granted under the 2010 Plan for the three months ended March 31, 2013. At March 31, 2013, there are 15,159 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 250,000. No shares were granted under this plan for the three months ended March 31, 2013. At March 31, 2013, there are 17,605 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

There were no stock options exercised for the three months ended March 31, 2013 or 2012.

Equity Line of Credit

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”) whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Equity Line. On November 26, 2012, we filed a registration statement with Securities and Exchange Commission (“SEC”) to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012.

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

In March 2013, we sold an aggregate of 125,000 shares of Common Stock to Dutchess under and pursuant to the Equity Line and we derived approximately $195,000 in net proceeds. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 15, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line to Dutchess.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Income Taxes

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.4 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized. Consequently, these net operating loss carryforward will not be available to offset our current income tax expense. As of December 31, 2012, we had net operating loss carry-forwards of approximately $37.7 million for federal purposes that will expire beginning in Fiscal 2020 through 2032. Additionally, there are net operating loss carry-forwards of $21.4 million for state purposes that will expire beginning Fiscal 2018 through 2032. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at March 31, 2013 and December 31, 2012. As of March 31, 2013 and December 31, 2012, we have no unrecognized tax benefits.

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

Note 6 – Investment in a Joint Venture

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

(unaudited)

Note 6 – Investment in a Joint Venture – continued

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At March 31, 2013, cash and equivalents includes $381,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. As a consequence, we have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. In Fiscal 2010, we recorded the $3.6 million payment noted above representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected remaining useful life of the product license to be approximately 13.75 years which we will begin amortizing the cost of intangible asset once product commercialization is completed with PSI Parent and the OTC drug products begin to ship to our retail customers. Since inception, the newly formed Joint Venture has not engaged in any financial transactions, other than certain organizational expenses and general market and product evaluation and analysis. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Investment in a Joint Venture – continued

Due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement (see Note 3) and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required. We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2013. Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 when we traditionally seek to launch new products.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilizes the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2013 and 2012 were 1,291,500 and 1,312,750, respectively.

For the three months ended March 31, 2013 there were 446,642 Common Stock Equivalents, which were in the money, that were included in the earnings per share computation. For the three months ended March 31, 2013, dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended March 31, 2012, there were 90,721 Common Stock Equivalents, which were in the money, that were excluded from the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2013			March 31, 2012
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings (loss) per share	$290	15,752	$0.02	$(688)	14,796	$(0.05)

Dilutives:
Options	-	447	-	-	-	-

Diluted loss per share	$290	16,199	$0.02	$(688)	14,796	$(0.05)

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through food, multi-outlet pharmacy and chain drug stores, large wholesalers and mass merchandisers. Our flagship brand is Cold-EEZE®Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of the common cold symptoms by 42%. Cold-EEZE® is an established product in the health care and cold remedy market. For the three months ended March 31, 2013 and 2012, our revenues from operations have come principally from our OTC cold remedy products.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended March 31, 2013 as Compared to the Three Months Ended March 31, 2012

For the three months ended March 31, 2013, net sales increased $1.5 million to $7.5 million as compared to $6.0 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, net sales of OTC cold remedy products were $7.1 million as compared to net sales of $5.7 million for three months ended March 31, 2012. For the three months ended March 31, 2013 and 2012, our contract manufacturing operations generated net sales to third party customers of $426,000 and $311,000, respectively.

Net sales of OTC cold remedy products increased for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 due to an increase in our retail customers’ purchases from period to period in an effort by those retailers to maintain adequate shelf and warehouse stock to meet an increase consumer demand of our OTC cold remedy products as a result of an increase in the incidence of the upper respiratory illness during the three months ended March 31, 2013 as compare to the three months ended March 31, 2012. The timing, stocking and ultimate level of demand of retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cost of sales for the three months ended March 31, 2013 were $2.2 million as compared to $1.7 million for the three months ended March 31, 2012. For the three months ended March 31, 2013 as compared to the three months ended March 31, 2012, we realized a gross margin of 70.8% and 72.1%, respectively. The decrease of 1.3% in gross margin is principally due to an increase in our retail cooperative incentive promotion and merchandising costs incurred and fluctuations in our product mix shipped from period to period. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended March 31, 2013 increased $186,000 to $3.4 million as compared to $3.2 million for the three months ended March 31, 2012. The increase in sales and marketing expense for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was principally due to an increase in our advertising expenditures.

General and administration expense for the three months ended March 31, 2013 were $1.5 million as compared to $1.5 million for the three months ended March 31, 2012 as we continued to control our general and administration expenses from period to period.

Research and development costs during the three months ended March 31, 2013 decreased $173,000 to $188,000, as compared to $361,000 for the three months ended March 31, 2012. The decrease in research and development costs for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was due principally to a decrease in our research expenditures. Additionally, we continue to engage in market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of (i) research and commercialization of potential new OTC products and/or (ii) costs associated with our Joint Venture.

Interest and other income for the three months ended March 31, 2013 was zero as compared to $2,000 for the three months ended March 31, 2012. The decrease of $2,000 for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was the result of a decrease in amounts invested in interest bearing bank accounts.

As a consequence of the effects of the above, the net income for the three months ended March 31, 2013, was $290,000 or $0.02 per share, as compared to net loss of $688,000 or ($0.05) per share, for the three months ended March 31, 2012.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2013 were $4.5 million as compared to $572,000 at December 31, 2012. The increase of $4.0 million in our cash balance for the three months ended March 31, 2013 was principally due to (i) cash provided by operations of $3.8 million principally as a consequence of the net effect of (a) net income realized of $290,000, (b) a decrease of accounts receivable of $2.3 million, (c) a decrease to prepaid expenses, comprised principally of prepaid advertising, of 2.0 million, offset by (d) a decrease in accounts payable of $618,000, (e) a decrease in accrued advertising and other allowances of $240,000 and (f) an increase in inventory of $96,000, and (ii) net proceeds of $195,000 from the sale of our Common Stock. Our working capital was $6.4 million and $5.8 million as of March 31, 2013 and December 31, 2012, respectively.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”) whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Equity Line. On November 26, 2012, we filed a registration statement with Securities and Exchange Commission (“SEC”) to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012.

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

In March 2013, we sold an aggregate of 125,000 shares of Common Stock to Dutchess under and pursuant to the Equity Line and we derived approximately $195,000 in net proceeds. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 15, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line to Dutchess.

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital and its available Equity Line, if exercised, should provide a source of capital to fund normal business operations. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, we may in the short and long term raise capital through the issuance of securities or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Management is not aware of any trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity or (ii) net sales or income from continuing operations. Our business is subject to (i) seasonal variations, (ii) changes in the scope, timing and cost of our marketing campaigns and (iii) the retail and consumer acceptance of our products, thereby impacting liquidity and working capital during the course of our fiscal year.

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

Capital Expenditures

Capital expenditures during the remainder of Fiscal 2013 are not expected to be material.

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

As of March 31, 2013 and December 31, 2012, we included a provision for sales allowances of $74,000 and $109,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of March 31, 2013 included $1.6 million for estimated future sales returns and $924,000 for cooperative incentive promotion costs. As of December 31, 2012 accrued advertising and other allowances included $1.3 million for estimated future sales returns, $1.5 million for cooperative incentive promotion costs. A one percent deviation for these Sales Allowance provisions for the three months ended March 31, 2013 and 2012 would affect net sales by approximately $93,000 and $73,000, respectively.

Income Taxes

As of December 31, 2012, we have net operating loss carry-forwards of approximately $37.7 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2032. Additionally, there are net operating loss carry-forwards of approximately $21.4 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2032. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future. The uncertainty arises largely due to substantial marketing and research and development costs.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-05, “Comprehensive Income (ASU Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”) which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. Instead, comprehensive income must be presented in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 was effective for fiscal periods beginning after December 15, 2011 with early adoption permitted. In December 2011, the FASB issued ASU 2011-12 “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This accounting update stated that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred. In February 2013, the FASB issued ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This accounting update requires companies to present the effects on the line items of net income of significant reclassifications out of accumulated other comprehensive income if the amount being reclassified is required under U.S. generally accepted accounting principles to be reclassified in its entirety to net income in the same reporting period.  ASU 2013-02 is effective prospectively for fiscal years beginning after December 15, 2012. The adoption of ASU 2013-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our main product, Cold-EEZE® Cold Remedy and our ability to successfully develop and commercialize our new products;
•	The uncertain length and severity of the current general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate key employees;
•	The ability of our Joint Venture to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and
•	Other risks identified in this Report.

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2012, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2013, we sold an aggregate of 125,000 shares of Common Stock to Dutchess Opportunity Fund II, LP (“Dutchess”) under and pursuant to the Equity Line with Dutchess, dated November 21, 2012, and we derived approximately $195,000 in net proceeds. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

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

Date: May 10, 2013

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 10, 2013

