Form 10-Q
period 2013-09-30
ProPhase Labs, Inc.
filed 2013-11-13
CIK 868278

FORM 10-Q
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2013
Common Stock, $0.0005 par value	15,886,532

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$751	$572
Accounts receivable	4,445	5,409
Inventory (Note 2)	3,273	2,051
Prepaid expenses and other current assets	2,110	2,687
Total current assets	10,579	10,719

Property, plant and equipment, net of accumulated depreciation of $4,000 and $3,860, respectively (Note 2)	2,511	2,365
Intangible asset, licensed technology (Note 6)	3,577	3,577
Total assets	$16,667	$16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,298	$1,296
Accrued advertising and other allowances	2,693	2,760
Other current liabilities	750	854
Total current liabilities	4,741	4,910

Other long term obligations	300	300
Total long term liabilities	300	300

Commitments and contingencies (Note 3)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 21,222,585 and 21,056,115 shares, respectively (Note 4)	11	11
Additional paid-in-capital	43,235	42,867
Accumulated deficit	(5,983)	(5,790)
Treasury stock, at cost 5,336,053 and 5,336,053 shares, respectively	(25,637)	(25,637)
Total stockholders' equity	11,626	11,451
Total liabilities and stockholders' equity	$16,667	$16,661

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net sales (Note 2)	$5,949	$5,415	$15,430	$13,328

Cost of sales (Note 2)	2,132	2,016	5,346	4,763

Gross profit	3,817	3,399	10,084	8,565

Operating expenses:
Sales and marketing	1,091	1,035	5,163	5,032
Administration	1,309	1,126	4,530	4,027
Research and development	181	165	586	1,055
	2,581	2,326	10,279	10,114

Income (loss) from operations	1,236	1,073	(195)	(1,549)

Interest and other income	-	1	2	6

Income (loss) before income taxes	1,236	1,074	(193)	(1,543)

Income tax (benefit) (Note 5)	-	-	-	-

Net income (loss)	$1,236	$1,074	$(193)	$(1,543)

Basic income (loss) per share:
Net income (loss)	$0.08	$0.07	$(0.01)	$(0.10)

Diluted income (loss) per share:
Net income (loss)	$0.08	$0.07	$(0.01)	$(0.10)

Weighted average common shares outstanding:
Basic	15,860	14,836	15,819	14,804
Diluted	16,307	14,981	15,819	14,804

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of
Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	Common Stock		Additional
	Shares	Par	Paid-In	Accumulated	Treasury
	Outstanding	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2012	15,720,062	$11	$42,867	$(5,790)	$(25,637)	$11,451

Net loss	-	-	-	(193)	-	(193)

Common stock issued, exercise of stock options (Note 4)	25,000	-	27	-	-	27

Share-based compensation expense (Note 4)	-	-	119	-	-	119

Common stock granted pursuant to a compensation plan (Note 4)	16,470	-	27	-	-	27

Common shares issued (Note 4)	125,000	-	195	-	-	195

Balance at September 30, 2013	15,886,532	$11	$43,235	$(5,983)	$(25,637)	$11,626

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended
	September 30, 2013	September 30, 2012

Cash flows from operating activities:
Net loss	$(193)	$(1,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	178	188
Share-based compensation expense	146	208
Bad debt expense	-	37
Changes in operating assets and liabilities:
Accounts receivable	964	(990)
Inventory	(1,222)	(726)
Accounts payable	2	(348)
Accrued advertising and other allowances	(67)	(816)
Other operating assets and liabilities, net	473	597
Net cash provided by (used in) operating activities	281	(3,393)

Cash flows from investing activities:
Capital expenditures	(324)	(333)
Net cash used in investing activities	(324)	(333)

Cash flows from financing activities:
Proceeds from the exercise of stock options	27	-
Proceeds from issuance of common stock	195	-
Net cash provided by financing activities	222	-

Net increase (decrease) in cash and cash equivalents	179	(3,726)

Cash and cash equivalents at beginning of period	572	5,541

Cash and cash equivalents at end of period	$751	$1,815

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%.  In addition to Cold-EEZE® cold remedy lozenges, we market and distribute two non-lozenge forms of our proprietary zinc gluconate formulation, Cold-EEZE® QuickMelts® and Cold-EEZE® Oral Spray.  In addition, we have expanded our Cold-EEZE® QuickMelts® product line and began shipments to retailers in July 2013 two new products, Cold-EEZE® Plus Immune Support QuickMelts® and Cold-EEZE® Plus Immune Support + Energy QuickMelts®.  Each of these new Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain immune system support and natural energy active ingredients.  Cold-EEZE® is an established product in the health care and cold remedy market.   For the three and nine months ended September 30, 2013 and 2012, our revenues from operations have come principally from our OTC cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).  The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2012. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Inventory Valuation
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market.   Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established.   At September 30, 2013 and December 31, 2012, inventory included raw material, work in progress and packaging amounts of $1.3 million and $1.0 million, respectively, and finished goods of $2.0 million and $1.0 million, respectively.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  We compute depreciation using the straight-line method for financial reporting purposes.  Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - ten to thirty-nine years; machinery and equipment - three to seven years; computer software - three years; and furniture and fixtures – five years.

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

We maintain cash and cash equivalents with certain major financial institutions.   As of September 30, 2013, our cash balance was $751,000 and our bank balance was $1.5 million.   Of the total bank balance, $747,000 was covered by federal depository insurance and $762,000 was uninsured at September 30, 2013.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many large national chain, regional, specialty and local retail stores.   These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  At September 30, 2013 and December 31, 2012, our largest accounts receivable balances are with three customers representing approximately 50% and three customers representing 54%, respectively, of our total trade receivable balance.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 91% and 91% of total revenues for each of the nine months ended September 30, 2013 and 2012, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.  For the three and nine months ended September 30, 2013 and 2012, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of September 30, 2013 and December 31, 2012, we included a provision for sales allowances of $124,000 and $109,000, respectively, which are reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of September 30, 2013 included $1.5 million for estimated future sales returns and $1.2 million for cooperative incentive promotion costs.   As of December 31, 2012 accrued advertising and other allowances included $1.3 million for estimated future sales returns and $1.5 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion expenses incurred for the three months ended September 30, 2013 and 2012 were $1.4 million and $1.3 million, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2013 and 2012 were $5.9 million and $5.5 million, respectively. Included in prepaid expenses and other current assets was $1.3 million and $2.2 million at September 30, 2013 and December 31, 2012, respectively, relating to prepaid advertising and promotion expenses.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4).  Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted.  For the three months ended September 30, 2013 and 2012, we charged to operations $67,000 and $45,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.  For the nine months ended September 30, 2013 and 2012, we charged to operations $146,000 and $208,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

Research and Development
Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2013 and 2012 were $181,000 and $165,000, respectively.   Research and development costs for the nine months ended September 30, 2013 and 2012 were $586,000 and $1.0 million, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”).  ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We are currently evaluating the impact, if any this update will have on our financial statements.

Note 3 – Commitments and Contingencies

Settlement Agreement
In November 2004, we commenced an action against John C. Godfrey, Nancy Jane Godfrey, and Godfrey Science and Design, Inc. (together the “Godfreys”) for injunctive relief regarding the ownership of the Cold-EEZE® trademark.  The Godfreys subsequently asserted against us counterclaims and sought monetary damages and injunctive and declaratory relief relative to the Cold-EEZE® trademark and other intellectual property.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Commitments and Contingencies – continued

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action.   Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years.   Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%.  Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark.  As a result of the Settlement Agreement, we realized $1.0 million benefit due to the reduction of the previously recorded accrued royalties and commission obligation of $3.5 million.  At December 31, 2012 and September 30, 2013, other current liabilities and other long term obligation include $100,000 and $300,000, respectively, for the four additional annual installment payments.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2013, as follows (in thousands):

Fiscal Year	Employment Contracts	Settlement Agreement	Total
2013	$256	$100	$356
2014	1,025	100	1,125
2015	555	100	655
2016	-	100	100
2017	-
Total	$1,836	$400	$2,236

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

The 1997 Option Plan
On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock.  Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock.  Stockholders approved the 1997 Plan in Fiscal 1998.  No options were granted under this Plan for the nine month periods ended September 30, 2013 or 2012.

As of September 30, 2013, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document.  Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted.  At September 30, 2013, there are 99,000 options outstanding under the 1997 Plan with various expiration dates ranging from October 2013 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”).  The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares.  The 1997 Plan expired on December 2, 2007 and no additional awards may be made.  As of September 30, 2013, 1,449,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated (the “Expired Options”).  As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 450,750 options are deemed cancelled.  We granted 15,000 options under the 2010 Plan for the three and nine months ended September 30, 2013.  At September 30, 2013, there are 717,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

For the three months and nine months ended September 30, 2013 we derived net proceeds of $27,000 as a consequence of the exercise of option to acquire 25,000 shares. There were no stock options exercised for the three or nine months ended September 30,  2012.

The 2010 Directors’ Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash.   The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000.   For the three months ended September 30, 2013, 16,470 shares were granted to directors.    At September 30, 2013, there are 176,135 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

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

In March 2013, we sold an aggregate of 125,000 shares of Common Stock to Dutchess under and pursuant to the Equity Line and we derived approximately $195,000 in net proceeds.   The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).  We did not sell shares of our Common Stock under or pursuant to the Equity Line for the three months ended September 30, 2013.  At September 30, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line to Dutchess.

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

Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.4 million are deferred and will be credited to additional-paid-in-capital when our net operating loss carry-forward attributable to these exercises are utilized.  Consequently, these net operating loss carryforward will not be available to offset our current income tax expense.  As of December 31, 2012, we had net operating loss carry-forwards of approximately $37.7 million for federal purposes that will expire beginning in Fiscal 2020 through 2032.  Additionally, there are net operating loss carry-forwards of $21.4 million for state purposes that will expire beginning Fiscal 2018 through 2032.  Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, we have recorded a full valuation allowance equaling the total deferred tax asset at September 30 2013 and December 31, 2012.  As of September 30, 2013 and December 31, 2012, we have no unrecognized tax benefits.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis.  At September 30, 2013, cash and cash equivalents includes $381,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 6 – Investment in a Joint Venture – continued

Due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement (see Note 3) and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required.  We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2013 and in Fiscal 2014.  Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 or Fiscal 2015 when we traditionally seek to launch new products.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period.  Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity.  Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period.  Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2013 and 2012 were 1,264,000 and 1,293,000, respectively.

For the nine months ended September 30, 2013 and 2012 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period.  For the nine months ended September 30, 2013 and 2012, there were 413,285 and 86,328 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.  For the three months ended September 30, 2013 and 2012, there were 447,205 and 144,943 Common Stock Equivalents, respectively, which were in the money, that were included in the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2012			September 30, 2013			September 30, 2012
	Income	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	$1,236	15,860	$0.08	$1,074	14,836	$0.07	$(193)	15,819	$(0.01)	$(1,543)	14,804	$(0.10)

Dilutives:
Options	-	447	-	-	145	-	-	-	-	-	-	-

Diluted income (loss) per share	$1,236	16,307	$0.08	$1,074	14,981	$0.07	$(193)	15,819	$(0.01)	$(1,543)	14,804	$(0.10)

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary business is currently the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.     Our flagship brand is Cold-EEZE®Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of the common cold symptoms by 42%.  In addition to our Cold-EEZE® cold remedy lozenges, we market and distribute two non-lozenge forms of our proprietary zinc gluconate formulation, Cold-EEZE® QuickMelts® and Cold-EEZE® Oral Spray.  In addition, we have expanded our Cold-EEZE® QuickMelts® product line and began shipments to retailers in July 2013 two new products, Cold-EEZE® Plus Immune Support QuickMelts® and Cold-EEZE® Plus Immune Support + Energy QuickMelts®.  Each of these new Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain immune system support and natural energy ingredients.  Cold-EEZE® is an established product in the health care and cold remedy market.  For the three and nine months ended September 30, 2013 and 2012, our revenues from operations have come principally from our OTC cold remedy products.

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

Financial Condition and Results of Operations
Results from Operations for the Three Months Ended September 30, 2013
as Compared to the Three Months Ended September 30, 2012

For the three months ended September 30, 2013, net sales were $5.9 million as compared to $5.4 million for the three months ended September 30, 2012.  For the three months ended September 30, 2013, net sales of OTC cold remedy products were $5.1 million as compared to net sales of $5.1 million for three months ended September 30, 2012.  For the three months ended September 30, 2013 and 2012, our contract manufacturing operations generated net sales to third party customers of $826,000 and $316,000, respectively. Net sales for contract manufacturing increased for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 due to the timing of purchases by our third party customers.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Cost of sales for the three months ended September 30, 2013 were $2.1 million as compared to $2.0 million for the three months ended September 30, 2012.  For the three months ended September 30, 2013 as compared to the three months ended September 30, 2012, we realized a gross margin of 64.2% and 62.8%, respectively.  The increase of 1.4% in gross margin is principally fluctuations in our product mix shipped from period to period.    Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2013 was $1.1 million as compared to $1.0 million for the three months ended September 30, 2012.   The increase in sales and marketing expense for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was principally due to an increase in our marketing expenditures.

General and administration expense for the three months ended September 30, 2013 was $1.3 million as compared to $1.1 million for the three months ended September 30, 2012. The increase in general and administration expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was principally due to an increase in professional and legal fees.

Research and development costs during the three months ended September 30, 2013 increased $16,000 to $181,000, as compared to $165,000 for the three months ended September 30, 2012.  The increase in research and development costs for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was due principally to an increase in the amount and timing of our development cost expenditures.   Additionally, we continue to engage in market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of (i) research and commercialization of potential new OTC products and/or (ii) costs associated with our Joint Venture.

Interest and other income for the three months ended September 30, 2013 was zero as compared to $1,000 for the three months ended September 30, 2012.  The decrease of $1,000 for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was the result of a decrease in amounts invested in interest bearing bank accounts.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2013, was $1.2 million, or $0.08 per share, as compared to a net income of $1.1 million, or $0.07 per share, for the three months ended September 30, 2012.

Financial Condition and Results of Operations
Results from Operations for the Nine Months Ended September 30, 2013 as Compared to the Nine Months Ended September 30, 2012

For the nine months ended September 30, 2013, net sales increased $2.1 million to $15.4 million as compared to $13.3 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, net sales of OTC cold remedy products were $13.7 million as compared to net sales of $12.3 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013 and 2012, our contract manufacturing operations generated net sales to third party customers of $1.7 million and $1.0 million, respectively.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Net sales of OTC cold remedy products increased for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 due to an increase in our retail customers’ purchases  from period to period in an effort by those retailers to maintain adequate shelf and warehouse stock to meet an increase consumer demand of our OTC cold remedy products as a result of an increase in the incidence of the upper respiratory illness during the three months ended March 31, 2013 as compare to the three months ended March 31, 2012.  The timing, stocking and ultimate level of demand of retailer purchases of our OTC cold remedy products are affected by the change in the timing and the comparative severity of the respective Cold Season as well as the effects of the timing and scope of our marketing and promotional efforts to increase consumer awareness and to influence purchase decisions.

Cost of sales for the nine months ended September 30, 2013 were $5.3 million as compared to $4.8 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, we realized a gross margin of 65.4% and 64.3%, respectively, an increase of 1.1%.   The increase of 1.1% in gross margin is principally fluctuations in our product mix shipped from period to period.  Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2013 increased $130,000 to $5.2 million as compared to $5.0 million for the nine months ended September 30, 2012.  The increase in sales and marketing expense for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was principally due to an increase in our advertising expenditures.

General and administration expense for the nine months ended September 30, 2013 was $4.5 million as compared to $4.0 million for the nine months ended September 30, 2012.  The increase in general and administration expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was principally due to an increase in professional and legal fees.

Research and development costs during the nine months ended September 30, 2013 decreased $469,000 to $586,000, as compared to $1.1 million, for the nine months ended September 30, 2012.  The decrease in research and development costs for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was due principally to a decrease the amount and timing in our research expenditures.  Additionally, we continue to engage in market analysis, research and development activities that we determine are appropriate and we may increase our research and development activities in future periods as a consequence of (i) research and commercialization of potential new OTC products and/or (ii) costs associated with our Joint Venture.

Interest and other income for the nine months ended September 30, 2013 was $2,000 as compared to $6,000 for the nine months ended September 30, 2012.  The decrease of $4,000 for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was the result of a decrease in amounts invested in interest bearing bank accounts.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2013, was $193,000, or ($0.01) per share, as compared to net loss of $1.5   million, or ($0.10) per share, for the nine months ended September 30, 2012.

ProPhase Labs, Inc. and Subsidiaries
Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2013 were $751,000 as compared to $572,000 at December 31, 2012.  The increase of $179,000 in our cash balance for the nine months ended September 30, 2013 was principally due to the net effect of (i) cash provided by operations of $281,000 principally as a consequence of the net effect of (a) a decrease of accounts receivable of $964,000, (b) a decrease of other operating assets and liabilities, comprised principally of a decrease in prepaid advertising, of $473,000, offset by (c) our net loss of $193,000, and (d) an increase in inventory of $1.2 million, (ii) net proceeds of $222,000 from the exercise of stock options and the sale of our Common Stock, offset by (iii) capital expenditures of $324,000.   Our working capital was $5.8 million and $5.8 million as of September 30, 2013 and December 31, 2012, respectively.

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

In March 2013, we sold an aggregate of 125,000 shares of Common Stock to Dutchess under and pursuant to the Equity Line and we derived approximately $195,000 in net proceeds.   The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).  At September 30, 2013, we have 1,491,278 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line to Dutchess.

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

As of September 30, 2013 and December 31, 2012, we included a provision for sales allowances of $124,000 and $109,000, respectively, which are reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of September 30, 2013 included $1.5 million for estimated future sales returns and $1.2 for cooperative incentive promotion costs.  As of December 31, 2012 accrued advertising and other allowances included $1.3 million for estimated future sales returns and $1.5 million for cooperative incentive promotion costs.    A one percent deviation for these Sales Allowance provisions for the nine months ended September 30, 2013 and 2012 would affect net sales by approximately $173,000 and $152,000, respectively.

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

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. We are currently evaluating the impact, if any this update will have on our financial statements.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2013.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2013   that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409).  The complaint also names as a defendant each of our directors and executive officers.  Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief.  Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims.  The court denied the plaintiff's request.  We believe the lawsuit is without merit and intend to vigorously defend against it.  On April 5, 2013, the court entered an order allowing limited pre-trial discovery limited to demand futility and plaintiff adequacy issues, which was completed by July 12, 2013.  We filed a motion to dismiss on July 26, 2013 on demand futility and plaintiff adequacy issues. On August 26, 2013 the court heard oral arguments regarding the Company’s motion for summary judgment and dismissal with prejudice and this motion is currently pending. At this time, no prediction as to the outcome of this action can be made.

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

Date: November 13, 2013

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 13, 2013

