Form 10-K
period 2013-12-31
ProPhase Labs, Inc.
filed 2014-03-27
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $15,803,329 as of June 30, 2013, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 25, 2014

Common stock, $0.0005 par value per share: 16,660,324
Common share purchase rights: -

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference to the registrant’s proxy statement for the 2014 annual meeting of stockholders.

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

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our principal product, Cold-EEZE® Cold Remedy, and our ability to successfully develop and commercialize our new products;
•	Changes in our retail and distribution customers strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the cough/cold category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products;
•	The uncertain length and severity of the general financial and economic downturn, the timing and strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;
•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate our key employees;
•	The ability of Phusion Laboratories, LLC, a 50% owned joint venture, to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary technology; and
•	Other risks identified in this Report.

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by 42%. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2013, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2013 two new products, Cold-EEZE® Plus Immune Support QuickMelts® and Cold-EEZE® Plus Immune Support + Energy QuickMelts®. Each of these new Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain immune system support and natural energy active ingredients.

Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For Fiscal 2013, 2012 and 2011, our revenues have come principally from our OTC cold remedy products. For Fiscal 2013 and 2012, our net sales for each period were related to markets in the United States.

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

Description of Business Operations

Cold-EEZE® Cold Remedy is one of our most popular OTC cold remedy products and its benefits are derived from its proprietary zinc gluconate formulation. Cold-EEZE® Cold Remedy lozenges effectiveness has been substantiated in two double-blind clinical studies proving that Cold-EEZE® Cold Remedy lozenges reduce the duration of the common cold by 42%. We acquired worldwide manufacturing and distribution rights to our lozenge formulation in 1992 and commenced national marketing in 1996. In addition to our lozenge product, the Cold-EEZE® Cold Remedy proprietary zinc gluconate formulation is available in two additional cold remedy delivery forms, (i) a fast dissolving QuickMelt and (ii) an Oral Spray. The demand for our OTC cold remedy products is seasonal, where the third and fourth quarters of each year generally have the largest sales volume.

Our business operations are concentrated on the development, manufacturing, marketing and distribution of our proprietary Cold-EEZE® Cold Remedy lozenge products and on the development of various product extensions. Our product line of OTC cold remedy products are reviewed regularly to identify new consumer opportunities and/or trends in flavor, convenience, packaging and delivery systems or forms to help improve market share for our products. Additionally, we are active in exploring new product technologies, applications, product line extensions and other new product opportunities consistent with our company and brand image, and our standard of proven consumer benefit and efficacy.

Manufacturing Facility
Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), produces our Cold-EEZE® Cold Remedy lozenges and other lozenge products in addition to performing operational tasks such as warehousing and shipping. Our PMI facility is located in Lebanon, Pennsylvania. Additionally, our PMI facility is a United States Food and Drug Administration (“FDA”) registered facility that engages in contract manufacturing and distribution activities. PMI also produces and sells therapeutic lozenges to unaffiliated third party retail, wholesale and distribution outlets.

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

Due to multiple factors affecting our capital position, including (i) the $2.1 million payment we made in December 2012 under the Settlement Agreement and Mutual General Release (the “Settlement Agreement”) between the Company and John C. Godfrey, the Estate of Nancy Jane Godfrey and Godfrey Science and Design (together the “Godfreys”) (see Note 5 to Notes to Consolidated Financial Statements) and (ii) some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required.  We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2014 or Fiscal 2015.  Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 or Fiscal 2015.

In connection with the LLC Agreement, PSI Parent granted to us, pursuant to the terms of a License Agreement, dated March 22, 2010 (the “Original License Agreement”), (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs and certain other products that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug. Pursuant to the terms of the Original License Agreement, we issued to PSI Parent 1,440,000 shares of our common stock, $0.005 par value (“Common Stock”) having an aggregate value of $2.6 million (such share, the “PSI Shares”) and made a one-time payment of $1.0 million.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent conducts and oversees much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At December 31, 2013, cash and equivalents includes $378,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary.  We have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  In Fiscal 2010, we recorded our $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected remaining useful life of the product license to be approximately 13 years which we will begin amortizing the cost of intangible asset once product development and commercialization begins.  Thus far, the Joint Venture has not generated any revenues and its expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

The product development effort of the Joint Venture is a multi-stage process that includes (i) market analysis and research, (ii) product formulation research and development, (iii) product evaluation, (iv) product commercialization, (v) production and distribution, and (vi) retail and consumer advertising and marketing. We conducted preliminary market analysis to identify market opportunities to develop differentiated, science-based, efficacious products that deliver results to consumers and we have worked with PSI and PSI Parent to provide initial formulations for certain identified OTC active ingredients. In December 2011, we initiated a study of these preliminary formulations to evaluate product attributes, performance and potential commercial viability. These initial studies were completed in Fiscal 2013. Our initial studies provided certain positive indications and additional studies will be required. Such additional studies have not yet been scheduled.

Products

OTC Cold-Remedy Products
In May 1992, we entered into an exclusive agreement for worldwide representation, manufacturing and marketing of a zinc gluconate formulation. This zinc gluconate formulation is the foundation of our brand; Cold-EEZE® Cold Remedy products which are distributed principally in the United States. Cold-EEZE® Cold Remedy is an OTC consumer product used to reduce the duration of the common cold. We have substantiated the effectiveness of Cold-EEZE® Cold Remedy lozenges through a variety of studies. A randomized double-blind placebo-controlled study, conducted at Dartmouth College of Health Science, Hanover, New Hampshire, concluded that the lozenge formulation treatment, initiated within 48 hours of symptom onset, resulted in a significant reduction in the total duration of the common cold.

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

In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Cold-EEZE® Cold Remedy Oral Spray is a liquid form of our zinc gluconate formulation that is sprayed in the mouth. Cold-EEZE® Cold Remedy QuickMelts® are fast dissolving tablets that are taken orally.

The Cold-EEZE® Cold Remedy QuickMelts® product line is comprised of (i) Cold-EEZE® Daytime/Nighttime QuickMelts® (launched in Fiscal 2012) and (ii) Cold-EEZE® Plus Immune Support QuickMelts® and Cold-EEZE® Plus Immune Support + Energy QuickMelts® (each launched in Fiscal 2013). We also manufacture, market and distribute organic cough drops and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop and other OTC cold remedy products for third parties.

Our business is subject to federal and state health and safety laws and regulations. Our OTC cold remedies are subject to regulations by various federal, state and local agencies, including the FDA. Additionally, Cold-EEZE®, a homeopathic cold remedy, is subject to the Homeopathic Pharmacopoeia of the United States. See “Regulatory Matters” below for more information.

Patents, Trademarks, Royalty and Commission Agreements

We do not currently own patents for our OTC cold-remedy products. We maintain various trademarks for each of our products including Cold-EEZE®, Kids-EEZE®, QuickMelts®, Organix Rx Complete® and Organix Rx Defense®.

We currently own various domestic and international patents covering certain product development initiatives principally developed under our Pharma subsidiary operations.  To date, we have not realized any meaningful levels of revenues from such patents and we have suspended in Fiscal 2009 any further commercialization efforts for various products under such patents.

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

Product Distribution and Customers

Our products are distributed through national chain, regional, specialty and local retail stores throughout the United States. Revenues for Fiscal 2013, 2012 and 2011 were $25.0 million, $22.4 million and $17.5 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores Inc (“Wal-Mart”) and CVS Caremark Corporation (“CVS”) accounted for approximately 20.4%, 14.3% and 11.6%, respectively, of our Fiscal 2013 revenues. Walgreens, Wal-Mart and CVS accounted for approximately 19.3%, 13.8% and 13.4%, respectively, of our Fiscal 2012 revenues. Walgreens, Wal-Mart, CVS and Rite-Aid Corp (“Rite Aid”) accounted for approximately 17%, 14%, 13% and 12%, respectively, of our Fiscal 2011 revenues. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

In addition, we have entered into multiple broker, distributor and representative agreements with third parties which provide for commission compensation based on sales performance.

Research and Development

We have historically invested significantly in research and development activities. Our research and development costs for Fiscal 2013, 2012 and 2011 were $824,000, $1.3 million and $1.1 million respectively.

During Fiscal 2013, 2012 and 2011, our research and development initiatives have been principally focused on product line development and/or line extensions for OTC cold remedy products under the Cold-EEZE® brand. In addition, our Joint Venture is at its early stage of development where product and market research has been initiated and new product initiatives are being evaluated and prioritized for future development and commercialization utilizing the licensed PSI Technology. Through the Joint Venture, PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.

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

Many homeopathic drug products, including Cold-EEZE® Cold Remedy products, are manufactured and distributed under FDA enforcement policies that provide criteria needed to market a homeopathic OTC drug product without FDA approval. We believe we meet those requirements, which include registration of our manufacturing facility, listing of the product in FDA’s product database, and packaging, labeling, and manufacturing homeopathic drugs in compliance with current good manufacturing practice (“cGMP”) regulations. Due to the unique nature of homeopathic drug products, some cGMP requirements are not applicable, including certain expiration dating, and testing and release for distribution. In addition, the FDA is currently not enforcing the requirement for a laboratory determination of identity and strength of each active ingredient prior to release for distribution, although this exemption is pending FDA review and we cannot assure that the exemption will be permanently implemented. We also cannot assure that the FDA will agree with our determination of compliance. If the FDA disagrees, the FDA could, upon inspection, issue a notice of violations, referred to as a form FDA-483, or issue a Warning Letter, or both. If we fail to take timely corrective actions to the satisfaction of FDA, the agency can initiate legal actions, such as seizure and injunction, which could include a recall order or the entry of a consent decree, or both. In addition, we could be subject to monetary penalties and even criminal prosecution for egregious conduct. We believe that we are in compliance with all such laws, regulations, and standards currently in effect including the Food, Drug, and Cosmetics Act as amended from time to time, and the standards established under the Homeopathic Pharmacopoeia of the United States.

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

Competition

We compete with other suppliers of OTC cold remedy products. These suppliers range widely in size. Some of our competitors have significantly greater financial, technical or marketing resources than we do. Management believes that our Cold-EEZE® Cold Remedy lozenge products, which have been clinically proven in two double-blind studies to reduce the severity of common cold symptoms, offer a significant advantage over many of our competitors in the OTC cold remedy market. We believe that our ability to compete depends on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2013, we employed 50 full-time employees, the majority of which were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

 Suppliers; Raw Materials

We derive our sales principally from our Cold-EEZE® Cold Remedy zinc gluconate products which are available in various forms– lozenges, oral spray and QuickMelts® – and various flavors for purchase by consumers at retail stores.  We also produce private label lozenge products for sale to certain retail customers.  Our zinc lozenge products are manufactured by us at our Lebanon, Pennsylvania facility.  The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required.  While the absence of a current raw materials or packaging source may cause short term interruption, we expect that identified alternative sources would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale.  Certain products within our line of products such as Cold-EEZE® Cold Remedy Oral Spray and Cold-EEZE® Cold Remedy QuickMelts® are manufactured for us by third party contract manufacturers and while currently purchased from single sources, we do not believe that there would be a material revenue risk to us if product availability was jeopardized.

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

Our long range business plan may not be successful
We have aligned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC cold remedy and consumer products, natural based health products and other supplement and cosmeceutical products. In addition, we may seek to acquire from third parties or enter into other arrangements with respect to new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise.

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

Should research or commercialization activity progress on certain formulations, resulting expenditures may require substantial financial support.  The current sales level of our OTC cold remedy products may not generate all the funds we anticipate will be needed to support future product acquisition or development.  Accordingly, in addition to funding from operations, we may in the short and long term seek to raise capital through the issuance of securities or to secure other financing sources to support our research, new product technologies, applications, licensing, commercialization and other development opportunities.  If we obtain such funding through the issuance of equity securities, it would result in the dilution of current stockholders’ ownership in the Company.  Any debt financing, if available, may include financial and other covenants that could restrict use of proceeds of such financing or impose other business and financial restrictions on us.  In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital.   There can be no assurances that we will have access to the capital required to fun these aspects of our business on favorable terms or at all.

We may not be able to access our Equity Line of Credit under commercially reasonable terms
On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”) whereby, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months expiring in December 2015.

In Fiscal 2013, we sold an aggregate of 289,474 shares of Common Stock to Dutchess in which we derived approximately net proceeds of $444,000. In Fiscal 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess in which we derived approximately $1.1 million in net proceeds.  During the period January 1, 2014 through to February 25, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess under and pursuant to the Equity Line and derived net proceeds of approximately $947,000.  At March 15, 2014, we have 767,486 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

To the extent that we do not generate sufficient cash from operations, we may need to access our Equity Line to finance our growth. Recent volatility in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through our Equity Line on terms that we believe to be reasonable, or at all.  Our Equity Line is limited and may not be sufficient to meet our capital requirements.

Our Equity Line with Dutchess may not be available to us if we elect to make a draw down
Pursuant to the Equity Line, Dutchess committed to purchase, subject to certain conditions, up to 2,500,000 shares of our Common Stock over a thirty-six month period.  Dutchess will not be obligated to purchase shares under the Equity Line unless certain conditions are met, which include, among others:  effectiveness of the registration statement; the continued listing of our stock on the NASDAQ Global Market; our compliance with our obligations under the purchase agreement and registration rights agreement entered into with Dutchess; the absence of injunctions or other governmental actions prohibiting the issuance of our Common Stock to Dutchess; the absence of violations of shareholder approval requirements with respect to such issuance of our common stock to Dutchess and the accuracy of representations and warranties made to Dutchess.  If we are unable to access funds through the Equity Line, we may be unable to access capital on favorable terms or at all.

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

We face significant technological risks inherent in developing these products.  The Joint Venture may be subject to delays and/or ultimately unable to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary TPMTM that exploit certain compounds that embody the TPMTM for use in a product combining one or more of such compounds with an OTC drug.  The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our OTC drug, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions.  As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable which could have an adverse affect on our business.  Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows
In recent years, there has been substantial volatility in financial markets due at least in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic environment and prevailing high unemployment rates in the United States.  These conditions could have an adverse effect on our industry and business, including our access to funding sources, demand for our products and our customers’ ability to continue to purchase our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

There can be no assurance that we will be able to manage our working capital needs and inventory to meet the fluctuating demand for these products. Failure to accurately predict and respond to consumer demand may result in the production of excess inventory which may be expensive to store or which we may be required to dispose if such excess inventory remains unsold. Conversely, if products achieve greater success than anticipated for any given quarter, this may result in insufficient inventory to meet customer demand. If we do not manage our working capital needs and inventory, our business and financial condition may be materially adversely affected.

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

We have a concentration of sales to and accounts receivable from several large retail customers
Although we have a broad range of retail customers that includes many national chain, regional, specialty and local retail stores, our five largest customers account for a significant percentage of our sales, approximately 57% of total revenues for each of Fiscal 2013 and 2012, respectively. In addition, retail customers comprising the five largest accounts receivable balances represented 68% and 65% of total accounts receivable balances at December 31, 2013 and 2012, respectively. We extend credit to retail customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required. If one or more of these large retail customers cannot pay, the write-off of their accounts receivable could have a material adverse effect on our operations and financial condition. The loss of sales to any one or more of these large retail customers would also have a material adverse effect on our financial condition, results of operations and cash flows.

Retail customer’s strategic business plans may negatively influence the distribution of our products to consumer.
Changes in our retail and distribution customers strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the cough/cold category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products could affect the consumer sales of our products and could result in a material adverse effect to our business and financial condition.

Our future success depends on the continued sales of our principal product
For Fiscal 2013 and 2012, our cold remedy products, principally Cold-EEZE® Cold Remedy, represented approximately 94% and 95%, respectively, of our total sales. Accordingly, we depend on the continued acceptance of Cold-EEZE® Cold Remedy products by our customers. Our investments in and strategies used for our brand marketing are critical to achieve brand awareness with current consumers, educate potential new consumers and convert potential consumers into customers. However, there can be no assurance that Cold-EEZE® Cold Remedy products will continue to receive, maintain or increase market acceptance. The inability to successfully commercialize Cold-EEZE® Cold Remedy products in the future and/or expand its product line, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations.

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

Preclinical development, clinical trials, product manufacturing, labeling, distribution and marketing of potential new products are also subject to federal and state regulation in the United States and other countries. Clinical trials and product marketing and manufacturing are subject to the rigorous review and approval processes of the FDA and foreign regulatory authorities. To obtain approval of a new drug product, a company must demonstrate through adequate and well-controlled clinical trials that the drug product is safe and effective for its intended use. Obtaining FDA and other required regulatory approvals is lengthy and expensive. Typically, obtaining regulatory approval for pharmaceutical products requires substantial resources and takes several years. The length of this process depends on the type, complexity and novelty of the product and the nature of the disease or other indication to be treated. Preclinical studies must comply with FDA regulations. Clinical trials must also comply with FDA regulations to ensure safety of the human subjects in the trial and may require large numbers of test subjects, complex protocols and possibly lengthy follow-up periods. Consequently, satisfaction of government regulations may take several years: may cause delays in introducing potential new products for considerable periods of time and may require imposing costly procedures upon our activities. If regulatory approval of new products is not obtained in a timely manner or not at all, we could be materially adversely affected. Even if regulatory approval of new products is obtained, such approval may impose limitations on the indicated uses for which the products may be marketed which could also materially adversely affect our business, financial condition and future operations.

We have a history of losses and limited working capital
We have experienced net losses for each of the seven of the past eight fiscal years. In Fiscal 2013 we realized net income of $405,000. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. As of December 31, 2013, we had working capital of approximately $6.7 million which we believe is an acceptable and adequate level of working capital to support our business. Our ability to fund working capital needs will depend on our ability to generate cash in the future.

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

Our success is dependent on key personnel
Our success depends, in part, upon the continued service of key personnel, such as Mr. Ted Karkus, Chairman and Chief Executive Officer, Mr. Robert V. Cuddihy, Jr., Chief Operating Officer and Chief Financial Officer, and certain managers and strategists within the Company. If we are unable to attract and retain such personnel, the loss of the services of any one of them could have a material adverse effect on us.

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

We are dependent on our manufacturing facility and suppliers for certain of our cold remedy products
Our manufacturing, warehousing and distribution center is located in Lebanon, Pennsylvania. In the event of a disruption of this facility, we would need to outsource to third parties, at least temporarily, our manufacturing, warehousing and distribution requirements. While such secondary sources have been identified for our products, if we are unable to find other sources or there were a delay in the ramp-up for the production and distribution operations for some of our products, it could have a material adverse effect on our operations.

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

Our existing products and potential new products expose us to potential product liability claims
Our business results in exposure to an inherent risk of potential product liability claims, including claims for serious bodily injury or death caused by the sales of our existing products and the products which are being developed. These claims could lead to substantial damage awards. While we currently maintain product liability insurance, a successful claim brought against us in excess of, or outside of, existing insurance coverage could have a material adverse effect on our results of operations and financial condition. Claims against us, regardless of their merit or eventual outcome, may also have a material adverse effect on the consumer demand for our products.

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

A competing brand to Cold-EEZE® owns an Option to Acquire 1,453,427 of our shares of Common Stock from our former CEO, Guy Quigley, and acquired by proxy the voting rights of such shares
In May 2012, we received an expression of interest and a non-binding proposal to be acquired by Matrixx, a competitor of Cold-EEZE®. In September 2012, Matrixx purchased for $200,000 a three year option to acquire 1,453,427 shares of our Common Stock for $1.40 per share from Guy J. Quigley, our former Chairman and Chief Executive Officer. Matrixx also acquired from Mr. Quigley a voting proxy to vote the shares subject to the option.

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

Matrixx continues to hold its voting proxy and an option to purchase shares from Guy Quigley.  The Matrixx option to purchase shares expires in September 2015.  Circumstances may occur in which the interests of Matrixx could be in conflict with the interests of other shareholders. Accordingly, Matrixx’s ability to influence us through voting their shares may affect our other shareholders or the market price of our Common Stock may be adversely affected.

Certain Officers, Directors and former executives and their families own a substantial amount of our Common Stock
As of March 25, 2014, our executive officers and directors beneficially owned approximately 18.6% of our Common Stock and Mr. Guy J. Quigley, Mr. Quigley’s spouse and Matrixx beneficially owned, approximately 17.4% of our Common Stock. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of these shareholders could be in conflict with the interests of other shareholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

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

Our stock price is volatile
The market price of our Common Stock has experienced significant volatility. From January 1, 2013 to March 25, 2014, the trading prices of our stock have ranged from $1.40 to $2.98 per share. There are several factors which could affect the price of our Common Stock, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products. Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our Common Stock.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of the Common Stock and our ability to raise funds in new stock offerings
Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock. As of March 25, 2014, we had 16,660,324 shares of Common Stock outstanding.

As of March 25, 2014, there are outstanding options, which are fully vested, to purchase an aggregate of 753,250 shares of our Common Stock at an average exercise price of $1.92 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our Articles of Incorporation and By-laws contain certain provisions that may be barriers to a takeover
Our Articles of Incorporation and By-laws contain certain provisions which may deter, discourage, or make it difficult for another person or entity to gain control of the Company through a tender offer, merger, proxy contest or similar transaction or series of transactions.  These provisions may deter a future tender offer or other takeover attempt which could include a premium over the market price of our Common Stock at the time.  Such provisions could depress the trading price of our Common Stock

We have agreed to indemnify our Officers and Directors from liability
In accordance with sections 78.7502 and 78.751 of the Nevada General Corporation Law our Articles of Incorporation provide that we will indemnify any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding because he or she is or was a director, officer, employee or agent of the Company or is or was serving at the Company’s request as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. These provisions permit us to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification. In August 2009, we entered into indemnity agreements with each member of our board of directors and Mr. Cuddihy. These agreements provide, among other things, that we will indemnify each officer and director in the event they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. These indemnity provisions may reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company or its stockholders. In addition, to the extent that we expend funds to indemnify directors and officers, funds will be unavailable for operational purposes.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate headquarters is located in Doylestown, Pennsylvania.  We purchased this property in 1998.  Our headquarters is approximately 13,000 square feet and is comprised of office space and a storage area.  Our principal manufacturing facility is located in Lebanon, Pennsylvania.  The facility was purchased in October 2004.  The facility has a total area of approximately 57,500 square feet, comprised of manufacturing, warehousing and office space.   We believe that our existing facilities are adequate at this time and do not anticipate the need for additional facilities in the foreseeable future.

Item 3.                     Legal Proceedings

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon AND Pacific Rim Pharmaceuticals LTD
On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania Civil Action No. 2010-08227. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 17.4% of our Common Stock, and against certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of this litigation occurred prior to June 2009 and the installation of the current board of directors. We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going at this time and a date certain for trial has been ordered for June 9, 2014. At this time, no prediction as to the outcome of this action can be made.

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT
We were named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief. Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. We believe the lawsuit is without merit and intend to vigorously defend against it. On April 5, 2013, the court entered an order allowing limited pre-trial discovery limited to demand futility and plaintiff adequacy issues, which was completed by July 12, 2013. We filed a motion to dismiss on July 26, 2013 on demand futility and plaintiff adequacy issues. On August 26, 2013 the court heard oral arguments regarding the Company’s motion for summary judgment and dismissal with prejudice.  The court stayed any additional discovery until the court rules on our motion to dismiss with and our motion is currently pending with the court. At this time, no prediction as to the outcome of this action can be made.

As noted above, we previously commenced litigation against the plaintiff, Guy Quigley, and other parties in August 2010 in the Bucks County Court of Common Pleas, Pennsylvania (No. 2010-08227). The August 2010 action remains pending.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, KARIBA HOLDINGS, LIMITED, WENDY QUIGLEY, Gary Quigley, FRANCES QUIGLEY (A/K/A FRANCES BOSTON) AND JOSEPHINE QUIGLEY (A/K/A JOSEPHINE GLEESON)
On July 19, 2012, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania (“Kariba Complaint”) (No. 2011-09815). The Kariba Complaint names as defendants (i) a former officer and director of the Company, who is a shareholder that beneficially owns approximately 17.4% of our Common Stock, (ii) certain family members of such former officer and director, some of whom are former employees of the Company, and (iii) certain third parties.  The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company.  The Kariba Complaint asserts additional claims not previously asserted in the action  ProPhase Labs, Inc. (formerly The  Quigley Corporation) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and John Doe Defendants (No. 2010-08227).  All of the transactions and events that are the subject of the Kariba Complaint occurred prior to June 2009 and the installation of the current board of directors.  We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

GARY QUIGLEY VS. EAST BAY MANAGEMENT, INC., TED KARKUS AND JOHN DOE 1
East Bay Management, Inc., Ted Karkus and John Doe 1 were named as defendants in a purported complaint filed on June 10, 2013 by Gary Quigley, the brother of our stockholder and former director and Chief Executive Officer Guy Quigley, in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 2013-04393). The suit alleges five causes of action against the defendants, including the Company’s Chief Executive Officer, for (i) fraud, (ii) conversion, (iii) unjust enrichment, (iv) conspiracy and (v) piercing the corporate veil.  On July 10, 2013, Mr. Karkus removed the case to the United States District Court for Eastern Pennsylvania.  On August 16, 2013, Mr. Karkus filed a Motion to Dismiss for Failure to State a Claim.  Mr. Gary Quigley responded to the motion to dismiss.   On January 7, 2014, the court heard oral arguments regarding the motion to dismiss.  The court stayed any additional discovery until the court rules on the motion to dismiss and the motion is currently pending with the court.  At this time, no prediction as to the outcome of this action can be made.

On January 15, 2014, our Board of Directors, without the presence of Ted Karkus, voted to indemnify Mr. Karkus and pay the expenses incurred by him in connection with this legal matter.  This action has been and will continue to be vigorously defended by Mr. Karkus, who denies any wrongdoing.

THE ESTATE OF JOSEPHINE QUIGLEY AND KARIBA HOLDINGS LIMITED VS. EAST BAY MANAGEMENT, INC., TED KARKUS, SCOTT STRADY AND JOHN DOE
East Bay Management, Inc., Ted Karkus, Scott Strady and John Doe were named as defendants in a purported complaint filed on August 9, 2013 by the Estate of Josephine Quigley, the mother of our stockholder and former director and Chief Executive Officer Guy Quigley, and Kariba Holdings Limited (see Kariba Compliant above) in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 2013-006131). Guy Quigley, our stockholder, former director and Chief Executive Officer of the Company, filed this suite as Executor of the Estate of Josephine Quigley and as a representative of Kariba Holdings.  The suit alleges five causes of action against the defendants, including the Company’s Chief Executive Officer, for (i) fraud, (ii) conversion, (iii) unjust enrichment, (iv) conspiracy and (v) piercing the corporate veil.  On September 23, 2013, Mr. Karkus removed the case to the United States District Court for Eastern Pennsylvania.  On September 23, 2013, Mr. Karkus filed a Motion to Dismiss for Failure to State a Claim.  The Estate of Josephine Quigley and Kariba Holdings Limited responded to the motion to dismiss. On January 7, 2014, the court heard oral arguments regarding the motion to dismiss.  The court stayed any additional discovery until the court rules on the motion to dismiss and the motion is currently pending with the court.  At this time, no prediction as to the outcome of this action can be made.

On January 15, 2014, our Board of Directors, without the presence of Ted Karkus, voted to indemnify Mr. Karkus and pay the expenses incurred by him in connection with this legal matter.  This action has been and will continue to be vigorously defended by Mr. Karkus, who denies any wrongdoing.

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

Market Information

Our Common Stock is currently traded on The NASDAQ Global Market under the trading symbol “PRPH.” The price set forth in the following table represents the high and low bid prices for our Common Stock for each quarter of the Fiscal 2013 and 2012, as reported on The NASDAQ Global Market.

Common Stock

	2013		2012
Quarter Ended	High	Low	High	Low

March 31,	$2.25	$1.40	$1.22	$0.90
June 30,	$1.72	$1.42	$1.14	$0.65
September 30,	$2.25	$1.42	$1.44	$1.00
December 31,	$2.31	$1.52	$1.68	$1.24

Holders
As of March 17, 2014, there were approximately 249 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

Dividends
We have not declared, nor paid any cash dividends on our Common Stock since our Company’s inception. At this time, we intend to retain our earnings to finance future growth and maintain liquidity. Future cash dividends, if any, will be at the discretion of our Board of Directors and will depend upon, among other things, our future operations and earnings, capital requirements, general financial condition, contractual and financing restrictions and such other factors as our Board of Directors may deem relevant.

Warrants and Options
In addition to our outstanding Common Stock, there were reserved for issuance 753,250 shares of our Common Stock underlying outstanding unexercised and vested options as of December 31, 2013 at the price-per-share stated and expiration date indicated, as follows:

Description	Number of Options	Exercise Price	Expiration Date

Option Plan	40,500	$9.50	October 26, 2014
Option Plan	26,500	$13.80	December 11, 2015
Option Plan	590,000	$1.00	December 14, 2017
Option Plan	25,000	$1.08	May 28, 2018
Option Plan	10,000	$0.87	November 5, 2018
Option Plan	50,000	$1.17	December 18, 2018
Option Plan	7,500	$1.36	December 20, 2019
Option Plan	3,750	$1.48	April 9, 2020
Total	753,250

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

	Number of		Number of Securities
	Securities to be	Weighted	Remaining Available for
	Issued Upon	Average	Future Issuance Under Equity
	Exercise of	Exercise Price	Compensation Plans
	Outstanding	of Outstanding	(Excluding Securities
	Options	Options	Reflected in Column A)
Plan Category	(A)	(B)	( C )

Equity Plans Approved by Security Holders (1,2,3)	1,637,500	$1.60	438,294

(1)  An incentive stock option plan was instituted in Fiscal 1997 (the “1997 Plan”) and approved by the stockholders in Fiscal 1998. Options pursuant to the 1997 Plan have been granted to directors, executive officers and employees. At December 31, 2013, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. An aggregate of 67,000 stock options previously granted pursuant to the terms of the 1997 Plan remain available for exercise at any time prior to such options’ respective expiration dates.

(2)  On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan, which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by our shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued is equal to 1.6 million shares plus up to 900,000 shares that were authorized for issuance but unissued under the 1997 Plan, an aggregate of 2.5 million shares. All of our employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan. Consultants and advisors who perform services for us are also eligible to participate in the 2010 Plan. At December 31, 2013, we have outstanding 1,570,500 stock options, subject to vesting, under the 2010 Plan. For the year ended December 31, 2013, we charged to operations $160,000 for compensation expense for the fair value of the vested portion of the stock options (see Note 6 to Notes to Consolidated Financial Statements). At December 31, 2013, there are 262,159 shares of Common Stock that may be issued in the future pursuant to the 2010 Plan.

(3)  On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by our shareholders on May 6, 2013. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the year ended December 31, 2013, 16,470 shares of our Common Stock were granted. At December 31, 2013, there are 176,135 shares of Common Stock that may be issued pursuant to the 2010 Directors Equity Compensation Plan.

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

In Fiscal 2013, we sold an aggregate of 289,474 shares of Common Stock to Dutchess in which we derived approximately $444,000 in net proceeds. In Fiscal 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the Equity Line in which we derived approximately net proceeds of $1.1 million. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

During the period January 1, 2014 through to February 25, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess under and pursuant to the Equity Line and derived net proceeds of approximately $947,000. At March 25, 2014, we have 767,486 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

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

The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2013, 2012, 2011 2010 and 2009. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012	2011	2010	2009
Statement of Income Data:
Net sales	$25,032	$22,406	$17,453	$14,502	$19,816
Gross profit	$16,671	$14,252	$11,282	$8,830	$11,569
Income (loss) from operations	$405	$(1,091)	$(2,710)	$(3,501)	$(3,842)
Net income (loss)	$405	$(1,091)	$(2,710)	$(3,501)	$(3,842)

Basic income (loss) per share	$0.03	$(0.07)	$(0.18)	$(0.25)	$(0.30)
Diluted income (loss) per share	$0.03	$(0.07)	$(0.18)	$(0.25)	$(0.30)

Weighted average shares outstanding:
Basic	15,839	14,843	14,817	14,285	12,963
Diluted	16,276	14,843	14,817	14,285	12,963

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Working capital	$6,655	$5,809	$5,342	$7,521	$11,475
Total assets	$17,420	$16,661	$19,079	$21,695	$21,330
Other long term obligations	$200	$300	$-	$-	$-
Stockholders’ equity	$12,596	$11,451	$11,226	$13,460	$14,059

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business.  We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public.  We are also engaged in the research and development of potential natural based health products along with supplement and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores.  One flagship brand is Cold-EEZE®  Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%.  Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market.  For Fiscal 2013, 2012 and 2011, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

Our strategic initiatives include preserving the Cold-EEZE® Cold Remedy brand, repositioning the Cold-EEZE® Cold Remedy brand for growth and then leveraging the Cold-EEZE® Cold Remedy brand.  We believe that by investing in our Cold-EEZE® Cold Remedy brand, we are building our distribution platform and pipeline.  We have made important investments in new product development, consumer and healthcare professional education and consumer and retail-based marketing.  Each of these strategic components, when aggregated, have led to securing increased shelf space with our retailers and have provided us with the opportunity to introduce new and improved products, including the national launch of two additional cold remedy products for the 2013-2014 Cold Season: Cold-EEZE® Cold Remedy Plus Immune Support QuickMelts® and Cold-EEZE® Cold Remedy Plus Immune Support + Energy QuickMelts®.

Through our strategic initiatives, we have grown our net sales and generated net income for Fiscal 2013. Our net sales increased 11.7% in Fiscal 2013 as compared to net sales in Fiscal 2012.  In addition, we generated net income of $405,000, or $0.03 per share, in Fiscal 2013 as compared to a net loss of $1.1 million, or ($0.07) per share, for Fiscal 2012.  Our net sales growth is incremental to the net sales growth of 28.4% achieved in Fiscal 2012 as compared to Fiscal 2011.  We have increased our net sales an aggregate of 43.4% in Fiscal 2013 as compared to Fiscal 2011 and we have returned to profitability.

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

Due to multiple factors affecting our capital position, including (i) the $2.1 million payment we made in December 2012 under the Settlement Agreement and Mutual General Release (the “Settlement Agreement”) between the Company and John C. Godfrey, the Estate of Nancy Jane Godfrey and Godfrey Science and Design (together the “Godfreys”) (see Note 5 to Notes to Consolidated Financial Statements) and (ii) some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required.  We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2014.  Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 or Fiscal 2015.

Income Taxes

As of December 31, 2013, we have net operating loss carry-forwards of approximately $34.7 million for federal purposes that will expire beginning in Fiscal 2020 through 2032.  Additionally, there are net operating loss carry-forwards of $20.1 million for state purposes that will expire beginning in Fiscal 2018 through 2032.  Until sufficient taxable income to offset the temporary timing differences attributable to operations, and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.  As a consequence of the accumulated losses of the Company, we believe that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

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

Results of Operations

Fiscal 2013 compared with Fiscal 2012
Net sales for Fiscal 2013 increased $2.6 million, or 11.7%, to $25.0 million as compared to $22.4 million for Fiscal 2012.  The increase in net sales is principally due to (i) an increase in our retail customers’ purchases in the first and fourth quarter of Fiscal 2013, as compared to the same periods in Fiscal 2012, in an effort by retailers to maintain adequate shelf and warehouse stock during peak seasonal demand to meet an increase in consumer demand at retail of our OTC cold remedy products, (ii) sales of our Cold-EEZE® Cold Remedy Daytime/Nighttime QuickMelts®, launched in July 2012 and Cold-EEZE® Cold Remedy Oral Spray initially launched in August 2011, and (iii) sales of our Cold-EEZE® Cold Remedy Plus Immune Support + Energy QuickMelts® and Cold-EEZE® Cold Remedy Plus Immune Support QuickMelts® launched in July 2013.  In addition, net sales of our contract manufacturing operations increased $568,000 in Fiscal 2013 to $1.8 million as compared to $1.3 million in Fiscal 2012 due to fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Industry data is suggesting that the incidence of upper respiratory disorders for Fiscal 2013 were on average comparable to the incidence levels in Fiscal 2012.  However, within each fiscal period, the incidence of upper respiratory disorders trended significantly higher the first quarter of Fiscal 2013, an increase of approximately 13%, as compared to first quarter of Fiscal 2012, where as the fourth quarter of Fiscal 2013 trended down approximately 11% as compared to the fourth quarter of Fiscal 2012.  Although the average incidence of upper respiratory disorders, on average remained stable from year to year, we believe that we have increased our net sales through, among other initiatives, increased investments in our sales, marketing, advertising, consumer communication and promotion of our flagship brand, Cold-EEZE® Cold Remedy.   In addition, we support our Cold-EEZE® Cold Remedy products through traditional techniques such as in-store promotion, media advertising and other programs.  We compete for market share with new products entering the category and face retailer initiatives that attempt to reduce the number of products they carry on shelf within the cold and flu category.

Cost of sales increased $207,000 for Fiscal 2013 to $8.4 million as compared to $8.2 million for Fiscal 2012.  The increase in cost of sales is principally due to our increased sales from period to period. We realized gross margins of 66.6% for Fiscal 2013, as compared to 63.6% in Fiscal 2012, an increase of 3.0%. The increase of 3.0% in gross margin is principally due to fluctuations in our product mix shipped from period to period and the improved absorption of fixed production costs.  Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

 Sales and marketing expense for Fiscal 2013 increased $592,000 to $9.5 million as compared to $8.9 million for Fiscal 2012.  The increase in sales and marketing expense for Fiscal 2013 as compared to Fiscal 2012 was principally due to an increase in advertising expenditures as we expanded the scope and timing of our media and product promotion advertising campaigns from period to period. We continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administrative (“G&A”) expenses decreased $234,000 for Fiscal 2013 to $5.9 million as compared to $6.1 million in Fiscal 2012.  The decrease in G&A expense for Fiscal 2013 as compared to Fiscal 2012 was primarily due to a decrease in personnel expenses and professional fees.

Research and development costs for Fiscal 2013 and 2012 were $824,000 and $1.3 million, respectively. The decrease of $477,000 in research and development costs for Fiscal 2013 as compared to Fiscal 2012 was principally due a decrease in the scope, timing, cost and amount of research and development activity from period to period.  In February 2013, we introduced to the retail trade two new products, Cold-EEZE® Cold Remedy Plus Immune Support + Energy QuickMelts® and Cold-EEZE® Cold Remedy Plus Immune Support QuickMelts® which began shipping to our retailer customers in July 2013.  Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods.

In Fiscal 2012 as a result of the Settlement Agreement, we realized $1.0 million benefit as a consequence of a reduction of the previously recorded accrued royalties and commission obligation of $3.5 million.  Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark.

Interest and other income for Fiscal 2013 was $2,000 as compared to $7,000 for Fiscal 2012.  The decrease of $5,000 for Fiscal 2013 as compared to Fiscal 2012 was principally the result of decreased bank balances during Fiscal 2013 and lower interest rates.  Interest expense for Fiscal 2013 was $13,000 as compared to zero for Fiscal 2012 as a consequence of interest paid pursuant to the terms of the Settlement Agreement consummated in December 2012.

As noted above, we have net operating loss carry-forwards for both federal and certain states.  As a consequence of these loss carry-forwards, we did not incur income tax expense for Fiscal 2013 or Fiscal 2012.

As a consequence of the effects of the above, the net income for Fiscal 2013, was $405,000, or $0.03 per share, as compared to a net loss of $1.1 million, or ($0.07) per share, for Fiscal 2012.

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

Industry data is suggesting that the incidence of upper respiratory disorders for Fiscal 2012 were on average 3% below the incidence levels in Fiscal 2011.  Although the average incidence of upper respiratory declined during Fiscal 2012, we believe that we have increased our net sales through, among other initiatives, increased investments in our sales, marketing, advertising, consumer communication and promotion of our flagship brand, Cold-EEZE® Cold Remedy    In addition, we support our Cold-EEZE® Cold Remedy products through traditional techniques such as in-store promotion, media advertising and other programs.  We compete for market share with new products entering the category and face retailer initiatives that attempt to reduce the number of products they carry on shelf within the cold and flu category.

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

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2013 were $1.6 million as compared to $572,000 at December 31, 2012.  Our working capital was $6.7 million and $5.8 million as of December 31, 2013 and December 31, 2012, respectively.  Changes in working capital for Fiscal 2013 were principally due to the net effect of (i) cash provided by operations of $1.1 million comprised principally of net income of $405,000 and a decrease in prepaid expenses of $886,000, (ii) net proceeds of $471,000 derived from the sale of our Common Stock and the exercise of stock options offset by, (iii) capital expenditures of $442,000 and (iv) the installment payment of $100,000 pursuant to the terms of the Settlement Agreement.

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

In Fiscal 2013, we sold an aggregate of 289,474 shares of Common Stock to Dutchess in which we derived approximately $444,000 in net proceeds.  In Fiscal 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the Equity Line In which we derived approximately net proceeds of $1.1 million.  The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

During the period January 1, 2014 through to February 25, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess under and pursuant to the Equity Line and derived net proceeds of approximately $947,000.  At March 25, 2014, we have 767,486 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

Management believes that its strategy to maintain Cold-EEZE® Cold Remedy as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with revenue for our operations, our current working capital and our available Equity Credit Line, if exercised, should provide a source of capital to fund normal business operations.  Our operations support the current research and development expenditures related to new products.  In addition to the funding from operations, we may in the short and long term raise capital through the issuance of securities through our Equity Credit Line or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition.  Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company.  Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives.  Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture.  The newly formed Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis.  At December 31, 2013, cash and equivalents includes $378,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Our future contractual obligations and commitments at December 31, 2013 consist of the following (in thousands):

	Employment	Settlement
Year	Contracts	Agreement	Total
2014	$1,025	$100	$1,125
2015	555	100	655
2016		100	100
2017	-		-
2018	-	-	-
Total	$1,580	$300	$1,880

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

Our primary product, Cold-EEZE® Cold Remedy lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute a variety of Cold-EEZE® Cold Remedy QuickMelts® and a Cold-EEZE® Cold Remedy Oral Spray.  We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”).  Each of the Cold-EEZE® Cold Remedy Oral Spray and QuickMelts® products, and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2013 and 2012 (in thousands):

Amount
Return provision at December 31, 2011	$1,667
Net change in the return provision Fiscal 2012	(375)
Return provision at December 31, 2012	1,292
Net change in the return provision Fiscal 2013	227
Return provision at December 31, 2013	$1,519

For Fiscal 2013, 2012 and 2011, net sales of products with limited shelf-life and expiration dates were $4.3 million, $3.2 million and $2.0 million, respectively.

For Fiscal 2013, the return provision increased by $227,000. The increase in the return provision was principally due to (i) a charge of $1.4 million, including $534,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.2 million associated principally with Fiscal 2013 and Fiscal 2012 received and processed during Fiscal 2013.

For Fiscal 2012, the return provision decreased by $375,000. The decrease in the return provision was principally due to (i) a charge of $1.1 million, including $631,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.4 million associated principally with Fiscal 2012 and Fiscal 2011 received and processed during Fiscal 2012.

A one percent deviation for these sales allowance provisions for the Fiscal 2013, 2012 and 2011 would affect net sales by approximately $303,000, $274,000 and $219,000, respectively.  A one percent deviation for cooperative incentive promotions reserve provisions for Fiscal 2013, 2012 and 2011 could affect net sales by approximately $285,000, $260,000 and $210,000, respectively.

Effect of Recent Accounting Pronouncements
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

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013.  The financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProPhase Labs, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/S/ EisnerAmper LLP

Iselin, New Jersey
March 27, 2014

PROPHASE LABS, INC AND SUBSIDARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2013	2012
ASSETS
Cash and cash equivalents (Note 2)	$1,638	$572
Accounts receivable, net (Note 2)	5,319	5,409
Inventory (Note 2)	2,521	2,051
Prepaid expenses and other current assets (Note 2)	1,801	2,687
Total current assets	11,279	10,719

Property, plant and equipment, net of accumulated depreciation of $4,064 and $3,860, respectively (Note 3)	2,564	2,365
Intangible asset, licensed technology (Note 8)	3,577	3,577
	$17,420	$16,661

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$1,011	$1,296
Accrued advertising and other allowances (Note 2)	2,847	2,760
Other current liabilities (Note 4)	766	854
Total current liabilities	4,624	4,910

Other long term obligation (Note 5)	200	300
Total long term liabilities	200	300

COMMITMENTS AND CONTINGENCIES (Note 5)	-	-

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; authorized 50,000,000; issued: 21,437,059 and 21,056,115 shares, respectively (Note 6)	11	11
Additional paid-in-capital	43,607	42,867
Accumulated deficit	(5,385)	(5,790)
Treasury stock, at cost, 5,336,053 and 5,336,053 shares, respectively (Note 6)	(25,637)	(25,637)
	12,596	11,451
	$17,420	$16,661

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2013	2012	2011

Net sales (Notes 2 and 11)	$25,032	$22,406	$17,453
Cost of sales (Note 2)	8,361	8,154	6,171
Gross profit	16,671	14,252	11,282

Operating expenses:
Sales and marketing	9,538	8,946	7,904
Administrative	5,893	6,127	5,028
Research and development (Note 2)	824	1,301	1,088
Settlement benefit (Note 5)	-	(1,024)	-
Total operating expense	16,255	15,350	14,020

Income (loss) from operations	416	(1,098)	(2,738)
Interest income	2	7	28
Interest expense	(13)	-	-
Income (loss) from operations before taxes	405	(1,091)	(2,710)

Income tax (benefit) (Note 9)	-	-	-
Net income (loss)	$405	$(1,091)	$(2,710)

Basic income (loss) per share:
Net income (loss)	$0.03	$(0.07)	$(0.18)

Diluted income (loss) per share:
Net income (loss)	$0.03	$(0.07)	$(0.18)

Weighted average common shares outstanding:
Basic	15,839	14,843	14,817
Diluted	16,276	14,843	14,817

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

			Additional	Retained
	Common Stock	Par	Paid-In	Earnings	Treasury
	Shares	Value	Capital	(Deficit)	Stock	Total

Balance at December 31, 2010	14,707,619	10	40,627	(1,989)	(25,188)	13,460

Net loss				(2,710)		(2,710)
Share-based compensation expense			131			131
Common stock granted pursuant to an employment agreement	341,254		294			294
Common stock granted pursuant to a compensation plan	466,710		500			500
Treasury stock purchase (Note 8)	(690,000)				(449)	(449)
Balance at December 31, 2011	14,825,583	10	41,552	(4,699)	(25,637)	11,226

Net loss				(1,091)		(1,091)
Share-based compensation expense			153			153
Common stock granted pursuant to an employment agreement	10,757		93			93
Common stock issued (Note 6)	883,722	1	1,069			1,070
Balance at December 31, 2012	15,720,062	11	42,867	(5,790)	(25,637)	11,451

Net income				405		405
Proceeds from exercise of stock options	25,000		27			27
Share-based compensation expense			160			160
Common stock granted pursuant to a compensation plan	66,470		109			109
Common stock issued (Note 6)	289,474	-	444			444
Balance at December 31, 2013	16,101,006	$11	$43,607	$(5,385)	$(25,637)	$12,596

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$405	$(1,091)	$(2,710)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	243	252	355
Gain on the sale of fixed assets	-	-	(28)
Reduction of payment obligation, settlement benefit	-	(1,024)	-
Share-based compensation expense	269	246	631
Changes in operating assets and liabilities:
Accounts receivable	90	(2,190)	1,602
Inventory	(470)	637	(1,006)
Prepaid expenses and other assets	886	(940)	(864)
Accounts payable	(285)	411	396
Accrued advertising and other allowances	87	(199)	(565)
Accrued royalties and commissions	-	(2,100)	-
Other operating assets and liabilities, net	(88)	269	81
Net cash provided by (used in) operating activities	1,137	(5,729)	(2,108)

Cash flows from investing activities:
Capital expenditures	(442)	(310)	(300)
Proceeds from the sale of fixed assets	-	-	166
Net cash flows used in investing activities	(442)	(310)	(134)

Cash flows from financing activities:
Proceeds from the exercise of stock options	27	-	-
Proceeds from issuance of common stock	444	1,070	-
Payment of long term obligation	(100)	-	-
Purchase of treasury stock	-	-	(449)
Net cash provided by (used in) financing activities	371	1,070	(449)

Net increase (decrease) in cash and cash equivalents	1,066	(4,969)	(2,691)

Cash and cash equivalents at beginning of year	572	5,541	8,232

Cash and cash equivalents at end of year	$1,638	$572	$5,541

Supplemental disclosures of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$13	$-	$-
Common stock issued, in lieu of cash, as payment of accrued compensation	$-	$-	$294

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores.  Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%.   In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray.  Cold-EEZE® Cold Remedy Oral Spray is a liquid form of our zinc gluconate formulation that is sprayed in the mouth.  Cold-EEZE® Cold Remedy QuickMelts® are fast dissolving tablets that are taken orally.

The Cold-EEZE® Cold Remedy QuickMelts® product line is comprised of (i) Cold-EEZE® Daytime/Nighttime QuickMelts® (launched in Fiscal 2012) and (ii) Cold-EEZE® Plus Immune Support QuickMelts® and Cold-EEZE® Plus Immune Support + Energy QuickMelts®  (each launched in Fiscal 2013).  We also manufacture, market and distribute organic cough drops and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop and other OTC cold remedy products for third parties.

Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market.  For Fiscal 2013, 2012 and 2011, our revenues have come principally from our OTC cold remedy products.  For Fiscal 2013 and 2012, our net sales for each period were related to markets in the United States.

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

Our primary product, Cold-EEZE® Cold Remedy lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms.  Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data.  In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute a variety of Cold-EEZE® Cold Remedy QuickMelts® and a Cold-EEZE® Cold Remedy Oral Spray.  We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”).  Each of the Cold-EEZE® Cold Remedy Oral Spray and QuickMelts® products, and Organix® products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly.  Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventory
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market.  Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At December 31, 2013 and 2012 the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $635,000 and $890,000, respectively.  At December 31, 2013 and 2012, inventory included raw material, work in progress and packaging amounts of $1.6 million and $1.0 million, respectively, and finished goods of $958,000 and $1.0 million, respectively.

Property, Plant and Equipment
Property, plant and equipment are recorded at cost.  We use the straight-line method in computing depreciation for financial reporting purposes.  The depreciation expense is computed in accordance with the estimated asset lives (see Note 3).

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2013, our cash was $1.6 million and our bank balance was $1.8 million. Of the total bank balance, $554,000 was covered by federal depository insurance and $1.2 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk.  We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral.  Our broad range of customers includes many national chain, regional, specialty and local retail stores (see Note 11).  During Fiscal 2013, 2012 and 2011, effectively all of our net revenues were related to domestic markets.

Our revenues are principally generated from the sale of OTC cold remedy products which approximated 94%, 95% and 95% of total revenues for Fiscal 2013, 2012 and 2011, respectively.  A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter.  The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

Raw materials used in the production of the products are available from numerous sources.  Certain raw material active ingredients used in connection with Cold-EEZE® Cold Remedy products are purchased from a single unaffiliated supplier.  Should the relationship terminate or the vendor become unable supply material, we believe that the current contingency plans would prevent a termination from materially affecting our operations.  However, if the relationship was terminated, there may be delays in production of our products until an acceptable replacement supplier is located.

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

As of December 31, 2013 and December 31, 2012, we included a provision for sales allowances of $128,000 and $109,000, respectively, which are reported as a reduction to account receivables.  Additionally, accrued advertising and other allowances as of December 31, 2013 include $1.5 million for estimated future sales returns and $1.3 million for cooperative incentive promotion costs.  As of December 31, 2012, accrued advertising and other allowances include $1.3 million for estimated future sales returns and $1.5 million for cooperative incentive promotion costs.

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

Stock and stock options for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 6).  Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted.  In Fiscal 2013, 2012 and 2011, we charged to operations $269,000, $246,000 and $631,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Variable Interest Entity
The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”) and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 8).

Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales.  Advertising and incentive promotion costs incurred for Fiscal 2013, 2012 and 2011 were $10.8 million, $10.2 million, and $8.8 million, respectively.  Included in prepaid expenses and other current assets was $1.3 million and $2.2 million at December 31, 2013 and 2012, respectively, relating to prepaid deposits for advertising and promotion programs scheduled principally for the first quarter of Fiscal 2014 and 2013, respectively.

Research and Development
Research and development costs are charged to operations in the period incurred.  Expenditures for Fiscal 2013, 2012 and 2011 were $824,000, $1.3 million and $1.1 million, respectively.  For Fiscal 2013, Fiscal 2012 and Fiscal 2011, research and development costs are related principally to new product development initiatives and costs associated with OTC cold remedy products.

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

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable and long term obligations are reflected in the Financial Statements at carrying value which approximates fair value because of the short-term maturity of these instruments.  Determination of the fair value of related party payables, if any, is not practicable due to their related party nature.

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

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2013	2012	Estimated Useful Life

Land	$504	$504
Buildings and improvements	2,852	2,597	10 - 39 years
Machinery and equipment	2,812	2,771	3 - 7 years
Computer software	271	164	3 years
Furniture and fixtures	189	189	5 years
	6,628	6,225

Less: Accumulated depreciation	4,064	3,860
	$2,564	$2,365

Depreciation expense for Fiscal 2013, 2012 and 2011 was $243,000, $252,000, and $355,000, respectively.

NOTE 4 – OTHER CURRENT LIABILITIES

At December 31, 2013 and 2012, other current liabilities include $350,000 and $548,000, respectively, related to accrued compensation.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Agreements
On November 8, 2011, we entered into new employment agreements, effective as of January 1, 2012, with each of Mr. Ted Karkus and Mr. Robert Cuddihy (the “Employment Agreements”).  The Employment Agreements supersede the employment agreements of Mr. Karkus and Mr. Cuddihy, dated August 19, 2009, that had been scheduled to terminate on July 15, 2012. The scheduled termination dates of the Employment Agreements is July 15, 2015, which is three years following the scheduled expiration date set forth in the executives’ former employment agreements.

Under his new employment agreement with the Company, Mr. Karkus agreed to an annual base salary of $675,000 as Chief Executive Officer. Under the terms of his former employment agreement with the Company, as amended, Mr. Karkus was entitled to annual base compensation of $750,000, consisting of a $600,000 base salary and $150,000 in stock based compensation. Mr. Karkus is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company.

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action.   Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years.   Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%.  The first annual installment of $100,000 plus accrued interest of $13,000 was paid in December 2013. Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark.  As a result of the Settlement Agreement, we realized $1.0 million benefit due to the reduction of the previously recorded accrued royalties and commission obligation of $3.5 million.  At December 31, 2013, other current liabilities and other long term obligation include $100,000 and $200,000, respectively, for the three remaining annual installment payments.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon AND Pacific Rim Pharmaceuticals LTD
On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania Civil Action No. 2010-08227. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 17.4% of our Common Stock, and against certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company.  The transactions and events that are the subject of this litigation occurred prior to June 2009 and the installation of the current board of directors.  We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going at this time and a date certain for trial has been ordered for June 9, 2014.  At this time, no prediction as to the outcome of this action can be made.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT
We were named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief.  Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. We believe the lawsuit is without merit and intend to vigorously defend against it.   On April 5, 2013, the court entered an order allowing limited pre-trial discovery limited to demand futility and plaintiff adequacy issues, which was completed by July 12, 2013.  We filed a motion to dismiss on July 26, 2013 on demand futility and plaintiff adequacy issues. On August 26, 2013 the court heard oral arguments regarding the Company’s motion for summary judgment and dismissal with prejudice.  The court stayed any additional discovery until the court rules on our motion to dismiss with and our motion is currently pending with the court.  At this time, no prediction as to the outcome of this action can be made.

As noted above, we previously commenced litigation against the plaintiff, Guy Quigley, and other parties in August 2010 in the Bucks County Court of Common Pleas, Pennsylvania (No. 2010-08227).  The August 2010 action remains pending.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, KARIBA HOLDINGS, LIMITED, WENDY QUIGLEY, Gary Quigley, FRANCES QUIGLEY (A/K/A FRANCES BOSTON) AND JOSEPHINE QUIGLEY (A/K/A JOSEPHINE GLEESON)
On July 19, 2012, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania (“Kariba Complaint”) (No. 2011-09815). The Kariba Complaint names as defendants (i) a former officer and director of the Company, who is a shareholder that beneficially owns approximately 17.4% of our Common Stock, (ii) certain family members of such former officer and director, some of whom are former employees of the Company, and (iii) certain third parties.  The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company.  The Kariba Complaint asserts additional claims not previously asserted in the action  ProPhase Labs, Inc. (formerly The  Quigley Corporation) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon, Pacific Rim Pharmaceuticals LTD and John Doe Defendants (No. 2010-08227).  All of the transactions and events that are the subject of the Kariba Complaint occurred prior to June 2009 and the installation of the current board of directors.  We are seeking recovery of monetary damages and other relief. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

GARY QUIGLEY VS. EAST BAY MANAGEMENT, INC., TED KARKUS AND JOHN DOE 1
East Bay Management, Inc., Ted Karkus and John Doe 1 were named as defendants in a purported complaint filed on June 10, 2013 by Gary Quigley, the brother of our stockholder and former director and Chief Executive Officer Guy Quigley, in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 2013-04393). The suit alleges five causes of action against the defendants, including the Company’s Chief Executive Officer, for (i) fraud, (ii) conversion, (iii) unjust enrichment, (iv) conspiracy and (v) piercing the corporate veil.  On July 10, 2013, Mr. Karkus removed the case to the United States District Court for Eastern Pennsylvania.  On August 16, 2013, Mr. Karkus filed a Motion to Dismiss for Failure to State a Claim.  Mr. Gary Quigley responded to the motion to dismiss.   On January 7, 2014, the court heard oral arguments regarding the motion to dismiss.  The court stayed any additional discovery until the court rules on the motion to dismiss and the motion is currently pending with the court.  At this time, no prediction as to the outcome of this action can be made.

On January 15, 2014, our Board of Directors, without the presence of Ted Karkus, voted to indemnify Mr. Karkus and pay the expenses incurred by him in connection with this legal matter.  This action has been and will continue to be vigorously defended by Mr. Karkus, who denies any wrongdoing.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

THE ESTATE OF JOSEPHINE QUIGLEY AND KARIBA HOLDINGS LIMITED VS. EAST BAY MANAGEMENT, INC., TED KARKUS, SCOTT STRADY AND JOHN DOE
East Bay Management, Inc., Ted Karkus, Scott Strady and John Doe were named as defendants in a purported complaint filed on August 9, 2013 by the Estate of Josephine Quigley, the mother of our stockholder and former director and Chief Executive Officer Guy Quigley, and Kariba Holdings Limited (see Kariba Compliant above) in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 2013-006131). Guy Quigley, our stockholder, former director and Chief Executive Officer of the Company, filed this suite as Executor of the Estate of Josephine Quigley and as a representative of Kariba Holdings. The suit alleges five causes of action against the defendants, including the Company’s Chief Executive Officer, for (i) fraud, (ii) conversion, (iii) unjust enrichment, (iv) conspiracy and (v) piercing the corporate veil.  On September 23, 2013, Mr. Karkus removed the case to the United States District Court for Eastern Pennsylvania.  On September 23, 2013, Mr. Karkus filed a Motion to Dismiss for Failure to State a Claim. The Estate of Josephine Quigley and Kariba Holdings Limited responded to the motion to dismiss. On January 7, 2014, the court heard oral arguments regarding the motion for dismissal.  The court stayed any additional discovery until the court rules on the motion for dismissal and the motion is currently pending with the court.  At this time, no prediction as to the outcome of this action can be made.

On January 15, 2014, our Board of Directors, without the presence of Ted Karkus, voted to indemnify Mr. Karkus and pay the expenses incurred by him in connection with this legal matter.  This action has been and will continue to be vigorously defended by Mr. Karkus, who denies any wrongdoing.

Other Litigation
In the normal course of our business, we are named as defendant in legal proceedings.  It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Future Obligations
We have approximate future obligations over the next five years as follows (in thousands):

	Employment	Settlement
Year	Contracts	Agreement	Total
2014	$1,025	$100	$1,125
2015	555	100	655
2016	-	100	100
2017	-	-	-
2018	-	-	-
Total	$1,580	$300	$1,880

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

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

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the Equity Line.  We derived approximately $1.1 million in net proceeds through the usage of the Equity Line of which we received $839,000 of such proceeds prior to December 31, 2012 and we have included in receivables the balance of $230,000 which we received on January 4, 2013. In March 2013 and December 2013, we sold an aggregate of 125,000 and 164,474 shares of our Common Stock, respectively, under and pursuant to the Equity Line and derived net proceeds of $195,000 and $250,000, respectively.  We have included in receivables $250,000 derived from the December 2013 sale of shares; we received the proceeds on January 8, 2014.  The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

During the period January 1, 2014 through to February 25, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess under and pursuant to the Equity Line and derived net proceeds of approximately $947,000.

At March 25, 2014, we have 767,486 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The 1997 Option Plan
On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock.  Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant.  No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock.  Stockholders approved the 1997 Plan in Fiscal 1998.  No options were granted under this Plan during Fiscal 2013, 2012 or 2011.

At December 31, 2013, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document.  Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted.  At December 31, 2013, there are 67,000 options outstanding with various expiration dates ranging from October 2014 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by our shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”).  The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares.  The 1997 Plan expired on December 2, 2007 and no additional awards may be made.  As of December 31, 2013, 1,481,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated.  As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 581,750 options are deemed cancelled.

Stock Options
All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan.  Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Plan.  For Fiscal 2013, 2012 and 2011, we granted, 420,500, 15,000 and 220,000 options, respectively, to employees to acquire our Common Stock pursuant to the terms of 2010 Plan.  Presented below is a summary of the terms of the grant of options:

	Year Ended December 31,
	2013	2012	2011
Number of options granted	420,500	15,000	220,000
Vesting period	2 - 3 years	3 years	4 years
Maximum term of option from date of grant	6 - 7 years	7 years	7 years
Exercise price per share	$1.48 - $1.65	$1.36	$0.87-$1.17
Weighted average fair value per share of options granted during the year	$0.56	$0.85	$0.58

We used the Black-Scholes option pricing model during Fiscal 2013, 2012 and 2011 to determine the fair value of the stock options at the date of grant.   Based upon our limited historical experience, we estimated approximately, 33,000 of the options granted in Fiscal 2011 may ultimately be forfeited and no options granted in Fiscal 2013 and 2012 are estimated to be forfeited. Additionally, we determined the expected term of the stock option grants to be a range between 3.75 to 6.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110.  We use the “simplified” method since we changed the vesting terms, tax treatment and the recipients of our stock options beginning in Fiscal 2010 such that we believe our historical data does not provide a reasonable basis upon which to estimate expected term.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

Presented below is a summary of assumptions used in determining the fair value of the stock options at the date of grant:

	Year Ended December 31,
	2013	2012	2011
Expected option life	3.75 - 4.5 years	4.5 years	4.75 years
Weighted average risk free rate	0.36%	0.75%	1.28%
Dividend yield	0%	0%	0%
Expected volatility	47.33% - 82.09%	83.06%	75.84% - 78.62%

The fair value of the stock options at the time of the grant in Fiscal 2013, 2012 and 2011 was approximately $237,000, $13,000 and $127,000, respectively.  Each of the stock options granted were subject to vesting such that the fair value of the stock options granted is charged to operations over the vesting period.  For Fiscal 2013, 2012 and 2011, we charged to operations $160,000, $153,000 and $131,000, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

At December 31, 2013, of the options granted in Fiscal 2013, 2012 and 2011 686,250 were vested and 884,250 are subject to vesting.  At December 31, 2013, there are 262,159 options available for grant to purchase shares of Common Stock that may be issued pursuant to the terms of the 2010 Plan.

A summary of the status of our stock options granted to both employees and non-employees as of December 31, 2013, 2012 and 2011 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2013		2012		2011
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of year	1,307	$1.72	1,333	$1.88	1,300	$2.99
Granted	420	1.64	15	1.36	220	1.10
Exercised	(25)	1.08	-	-	-	-
Cancelled	(64)	4.53	(41)	8.11	(187)	8.67
Options outstanding - end of year	1,638	$1.60	1,307	$1.72	1,333	$1.88

Options granted and subject to future vesting	884	$1.32	719	$1.01	957	$1.02

Exercisable, at end of year	754		588		376
Available for grant	262		-		14

The unrecognized share-based compensation expense related to the options granted but not vested, (options to acquire 884,250 shares) was approximately $522,000 at December 31, 2013. These options subject to vesting (i) vest over the next 1 to 3 years, (ii) have a 6 to 7 year term from the date of grant, (iii) are exercisable at a weighted average price of $1.31 and (iv) the unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.3 years.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2013 (in thousands, except remaining life and per share data):

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$0.87 - $1.17	675	4.6	$1.01
$1.18 - $1.65	11	6.1	$1.40
$1.66 - $9.50	40	0.8	$9.50
$9.51 - $13.80	27	2.0	$13.80
Total	753		$1.93

The total intrinsic value of options exercised during Fiscal 2013 was $12,000.  There were no options exercised during Fiscal 2012 or 2011.  The aggregate intrinsic value of (i) options outstanding, (ii) options outstanding and expected to vest in the future and (iii) options outstanding and exercisable at December 31, 2013 was $678,000, $465,000 and $273,000, respectively.

Stock Grants
In April 2011, the Compensation Committee of the Board of Directors approved an amendment to Mr. Karkus’ then employment agreement, dated August 19, 2009 (the “Amendment”) to lower his annual salary by $150,000 (or $12,500 per month) in exchange for a grant of restricted stock equal in value to the salary reduction.  Pursuant to the Amendment, Mr. Karkus’ annual base salary was decreased from $750,000 per year to $600,000 per year, effective May 1, 2011 thru July 15, 2012, which was the end of the term of his then employment agreement, as amended.  As a consequence of the Amendment, a restricted stock grant under the 2010 Plan equal to $12,500 of shares per month thru the end of the term (14.5 months).  The restricted stock grant was made in an upfront grant of 161,830 shares, subject to certain future vesting conditions, at a value of $181,000 as of the grant date.  The grant was made in April 2011 and the amount of the shares issued was calculated based on the average closing price of our Common Stock for the last five (5) trading days prior to and including the issuance date of April 21, 2011. For Fiscal 2012 and 2011, we charged to operations $81,000 and $100,000, respectively, as share-based compensation expense for the restricted stock grant.

In addition, in April 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 133,928 shares of Common Stock under the 2010 Plan as payment for his Fiscal 2010 bonus.  Furthermore, in December 2011, the Compensation Committee of the Board of Directors granted Mr. Karkus 134,409 shares of Common Stock under the 2010 Plan valued at $150,000 as payment for his Fiscal 2011 bonus.

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

In December 2013, the Compensation Committee of the Board of Directors granted Mr. Karkus 50,000 shares of Common Stock, under the 2010 Plan valued at $82,000 as payment for a portion of his Fiscal 2013 bonus.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The 2010 Directors Equity Compensation Plan
On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013.  A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash.   The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000 shares.  In Fiscal 2013, 2012 and 2011, we granted 16,470, zero and 164,770 shares, respectively, of our Common Stock valued at $27,000, zero and $162,000, respectively, for director compensation.  At December 31, 2013, there are 176,135 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Stock Option Exercises and Other Grants
For Fiscal 2013, we derived net proceeds of $27,000, as a consequence of the exercise of options to acquire 25,000 of our Common Stock pursuant to the terms of our 2010 Option Plan. There were no stock options exercised in Fiscal 2012 or 2011.

In Fiscal 2011, pursuant to the terms of Mr. Cuddihy’s prior employment agreement dated August 19, 2009, Mr. Cuddihy received an annual grant of shares of Common Stock that is equal to $50,000, payable quarterly, promptly following the close of each quarter calculated based on the average closing price of our Common Stock for the last five (5) trading days of the quarter.  For Fiscal, 2011, Mr. Cuddihy earned, 51,642 shares, valued at $50,000, as share-based compensation.

Purchase of Treasury Stock
In September 2011, we entered into a redemption agreement with PSI Parent. Under the terms of the redemption agreement, we redeemed 690,000 shares of our Common Stock held by PSI Parent for the aggregate redemption price of $448,500 in cash (see Note 8). The redemption price was equal to $0.65 per share.

NOTE 7 – DEFINED CONTRIBUTION PLANS

We maintain the ProPhase Labs, Inc 401(k) Savings and Retirement Plan, a defined contribution plan for our employees.  Our contributions to the plan are based on the amount of the employee plan contributions and compensation.  Our contributions to the plan in Fiscal 2013, 2012 and 2011 were $100,000, $104,000 and $88,000, respectively.

NOTE 8 – INVESTMENT IN PHUSION LABORATORIES, LLC.

On March 22, 2010, we, PSI Parent, PSI and the Joint Venture entered into the LLC Agreement of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM.

In connection with the LLC Agreement, PSI Parent granted to us, pursuant to the terms of a License Agreement, dated March 22, 2010 (the “Original License Agreement”), (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs and certain other products that embody certain of PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug.  Pursuant to the terms of the Original License Agreement, we issued to PSI Parent 1,440,000 shares of our common stock, $0.005 par value (“Common Stock”) having an aggregate value of $2.6 million (such share, the “PSI Shares”) and made a one-time payment of $1.0 million.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture.  PSI Parent conducts and oversees much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing.  The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed.  Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture.  The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis.  At December 31, 2013, cash and equivalents includes $378,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INVESTMENT IN PHUSION LABORATORIES, LLC. (CONTINUED)

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary.  We have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010.  In Fiscal 2010, we recorded our $3.6 million payment representing the estimated fair value to acquire the product license as an intangible asset.   We currently estimate the expected remaining useful life of the product license to be approximately 13 years which we will begin amortizing the cost of intangible asset once product development and commercialization begins. Thus far, the Joint Venture has not generated any revenues and its expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members.  Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

During Fiscal 2012 and due to multiple factors affecting our capital position, including the payment we made in December 2012 under the Settlement Agreement and some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required.  We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2014 or Fiscal 2015.  Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 or Fiscal 2015.

Due to multiple factors affecting our capital position, including (i) the $2.1 million payment we made in December 2012 under the Settlement Agreement and (ii) some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required.  As of December 31, 2013, we have not established a formal commercialization program timeline pending the results from additional clinical studies.  We do not project that any such OTC products will be available for shipment within the next twelve months.  We expect to continue pre-commercialization research and product development initiatives during the latter half of Fiscal 2014.  Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 or Fiscal 2015.

NOTE 9 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statement of operations are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Current
Federal	$-	$-	$-
State	-	-	-
	-	-	-
Deferred
Federal	1,216	(618)	(877)
State	(999)	1,377	(21)
	217	759	(898)
Total	$217	$759	$(898)

Income taxes from continuing operations before valuation allowance	$217	$759	$(898)
Change in valuation allowance	(217)	(759)	898
Income tax (benefit)	-	-	-
Total	$-	$-	$-

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Statutory rate - federal	$138	$(661)	$(925)
State taxes, net of federal benefit	17	1,377	(21)
Permanent differences and other	62	43	48
Income tax from continuing operation before valuation allowance	217	759	(898)

Change in valuation allowance	(217)	(759)	898

Income tax (benefit)	-	-	-
Total	$-	$-	$-

The components of permanent and other differences are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Permanent items:
Meals and Entertainment	$7	$6	$2
Return to provision adjustment	-	(46)	-
Charitable contributions	1	4	-
Share-based compensation expense for stock options granted (1)	54	79	46
	$62	$43	$48

(1)	This item relates to share-based compensation expense for financial reporting purposes not deducted for tax purposes until such options are exercised.

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011

Net operating loss and capital loss carryforward	$13,569	$14,158	$13,170
Consulting-royalty costs	80	121	1,431
Trademark	819	-	-
Investment in Phusion	(387)	-	-
Depreciation	(34)	60	235
Other	1,009	983	757
Valuation allowance	(15,056)	(15,322)	(15,593)
Total	$-	$-	$-

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES (CONTINUED)

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not.  The net change in the valuation allowance for Fiscal 2013, 2012 and 2011 was $266,000, $271,000 and ($898,000), respectively.  Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years.  In addition, certain tax benefits for option and warrant exercises totaling $6.5 million are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized.  As a result, these NOL’s will not be available to offset income tax expense.  The net operating loss carry-forwards currently approximate $34.7 million for federal purposes will expire beginning in Fiscal 2020 through 2032.  Additionally, there are net operating loss carry-forwards of $20.4 million for state purposes that will expire beginning in Fiscal 2018 through 2032.

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

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2013			2012			2011
	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic EPS	$405	15,839	$0.03	$(1,091)	14,843	$(0.07)	$(2,710)	14,817	$(0.18)
Dilutives:
Options/Warrants	-	437	-	-	-	-	-	-	-

Diluted EPS	$405	16,276	$0.03	$(1,091)	14,843	$(0.07)	$(2,710)	14,817	$(0.18)

For Fiscal 2012 and 2011, diluted earnings per share is the same as basic earnings per share due to the inclusion of common stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share.  For Fiscal 2012 and 2011, there were Common Stock Equivalents in the amount of 177,035 and 48,375, respectively, which were in the money, that were excluded in the earnings per share computation due to their dilutive effect.

NOTE 11 – SIGNIFICANT CUSTOMERS

Our products are distributed through national chain, regional, specialty and local retail stores throughout the United States.  Revenues for Fiscal 2013, 2012 and 2011 were $25.0 million, $22.4 million and $17.5 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores Inc (“Wal-Mart”) and CVS Caremark Corporation (“CVS”) accounted for approximately 20.4%, 14.3% and 11.6%, respectively, of our Fiscal 2013 revenues. Walgreens, Wal-Mart and CVS accounted for approximately 19.3%, 13.8% and 13.4%, respectively, of our Fiscal 2012 revenues.  Walgreens, Wal-Mart, CVS and Rite-Aid Corp (“Rite Aid”) accounted for approximately 17%, 14%, 13% and 12%, respectively, of our Fiscal 2011 revenues.  The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

PROPHASE LABS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – SIGNIFICANT CUSTOMERS (CONTINUED)

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers.  These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us.  Customers comprising the five largest accounts receivable balances represented 68% and 65% of total trade receivable balances at December 31, 2013 and 2012, respectively.  Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure.  The allowance for doubtful accounts was zero for both December 31, 2013 and 2012.

NOTE 12 – QUARTERLY INFORMATION (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2013 and Fiscal 2012 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

Fiscal 2013
Net sales	$7,542	$1,939	$5,949	$9,602
Gross profit	$5,339	$928	$3,817	$6,587
Net income (loss)	$290	$(1,719)	$1,237	$597

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.02	$(0.11)	$0.08	$0.04
Diluted income (loss) per share	$0.02	$(0.11)	$0.08	$0.04

Fiscal 2012
Net sales	$6,018	$1,894	$5,415	$9,079
Gross profit	$4,340	$825	$3,399	$5,688
Net income (loss)	$(688)	$(1,930)	$1,074	$453

Basic and diluted income (loss) per share:
Net income (loss)	$(0.05)	$(0.13)	$0.07	$0.04

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2013.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during Fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2013 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2014 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2014 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference to the 2014 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2014 Proxy Statement.

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

10.24
Settlement Agreement and Mutual Release between ProPhase Labs, Inc. f/k/a The Quigley Corporation and John C. Godfrey, the Estate of Nancy Jane Godfrey, and Godfrey Science and Design, Inc. dated December 20, 2012 (incorporated by reference to Exhibit 10.25 of Form 10-K filed on March 28, 2013).

10.25*	Amendment to Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s Annual Proxy Statement on Schedule 14A filed on April 3, 2013).

10.26*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 3, 2013).

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm, dated March 27, 2014.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement
** Filed herewith

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.
Registrant

Date:	March 27, 2014	By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer			Principal Financial and Accounting Officer

By:	/s/Ted Karkus		By:	/s/Robert V. Cuddihy, Jr.
Ted Karkus			Robert V. Cuddihy, Jr.
Chairman of the Board and			Chief Operating Officer and Chief
Chief Executive Officer			Financial Officer

Date:	March 27, 2014

Directors

/s/Mark Burnett
Mark Burnett

/s/Mark Frank			/s/Louis Gleckel
Mark Frank			Louis Gleckel

/s/Mark Leventhal			/s/James McCubbin
Mark Leventhal			James McCubbin

Date:	March 27, 2014

- 62 -