Form 10-Q
period 2014-03-31
ProPhase Labs, Inc.
filed 2014-05-12
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2014
Common Stock, $0.0005 par value	16,660,324

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.          Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$5,519	$1,638
Accounts receivable	2,856	5,319
Inventory (Note 2)	2,212	2,521
Prepaid expenses and other current assets	586	1,801
Total current assets	11,173	11,279

Property, plant and equipment, net of accumulated depreciation and amortization of $4,128 and $4,064, respectively (Note 2)	2,517	2,564
Intangible asset, licensed technology (Note 6)	3,577	3,577
Total assets	$17,267	$17,420

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$992	$1,011
Accrued advertising and other allowances	2,882	2,847
Other current liabilities	390	766
Total current liabilities	4,264	4,624

Other long term obligations	200	200

Commitments and contingencies (Note 3)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 21,996,377 and 21,437,059 shares, respectively (Note 4)	11	11
Additional paid-in-capital	44,618	43,607
Accumulated deficit	(6,189)	(5,385)
Treasury stock, at cost 5,336,053 and 5,336,053 shares, respectively	(25,637)	(25,637)
Total stockholders' equity	12,803	12,596
Total liabilities and stockholders' equity	$17,267	$17,420

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Net sales (Note 2)	$6,171	$7,542

Cost of sales (Note 2)	2,191	2,203

Gross profit	3,980	5,339

Operating expenses:
Sales and marketing	2,997	3,363
Administration	1,507	1,495
Research and development	278	188
	4,782	5,046

Income (loss) from operations	(802)	293

Interest income	0	0
Interest expense	(2)	(3)

Income (loss) before income tax	(804)	290

Income tax (Note 5)	-	-

Net income (loss)	$(804)	$290

Basic income (loss) per share:
Net income (loss)	$(0.05)	$0.02

Diluted income (loss) per share:
Net income (loss)	$(0.05)	$0.02

Weighted average common shares outstanding:
Basic	16,469	15,752
Diluted	16,469	16,199

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional
	Outstanding, Net of	Par	Paid-In	Accumulated	Treasury
	Shares of Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2013	16,101,006	$11	$43,607	$(5,385)	$(25,637)	$12,596

Net loss	-	-	-	(804)	-	(804)

Share-based compensation expense (Note 4)	-	-	64	-	-	64

Common shares issued (Note 4)	559,318	-	947	-	-	947

Balance at March 31, 2014	16,660,324	$11	$44,618	$(6,189)	$(25,637)	$12,803

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2014	March 31, 2013

Cash flows from operating activities:
Net Income (loss)	$(804)	$290
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	64	62
Share-based compensation expense	64	39
Changes in operating assets and liabilities:
Accounts receivable	2,463	2,329
Inventory	309	(96)
Accounts payable	(19)	(618)
Accrued advertising and other allowances	35	(240)
Other operating assets and liabilities, net	839	2,011
Net cash provided by operating activities	2,951	3,777

Cash flows from investing activities:
Capital expenditures	(17)	(8)
Net cash used in investing activities	(17)	(8)

Cash flows from financing activities:
Proceeds from issuance of common stock	947	195
Net cash provided by financing activities	947	195

Net increase in cash and cash equivalents	3,881	3,964

Cash and cash equivalents at beginning of period	1,638	572

Cash and cash equivalents at end of period	$5,519	$4,536

Supplemental disclosure of cash flow information:
Interest paid	$-	$-

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Cold-EEZE® Cold Remedy Oral Spray is a liquid form of our zinc gluconate formulation that is sprayed in the mouth. Cold-EEZE® Cold Remedy QuickMelts® are fast dissolving tablets that are taken orally. Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For the three months ended March 31, 2014 and 2013, we operate in one reporting segment and our revenues have come principally from our OTC cold remedy products.

We use a December 31 year-end for financial reporting purposes. References herein to the fiscal year ended December 31, 2014 shall be the term “Fiscal 2014” and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At March 31, 2014 and December 31, 2013, inventory included raw material, work in progress and packaging amounts of $895,000 and $1.2 million, respectively, and finished goods of $1.3 million and $1.4 million, respectively.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Concentration of Risks

Future revenues, costs, margins, and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC and other personal care products in order to compete on a national level and/or international level.

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

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2014, our cash balance was $5.5 million and our bank balance was $5.7 million. Of the total bank balance, $588,000 was covered by federal depository insurance and $5.1 million was uninsured at March 31, 2014.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. At March 31, 2014 and December 31, 2013, our largest accounts receivable balances are with two customers representing approximately 38% and two customers representing 46%, respectively, of our total trade receivable balance. As a consequence of the an evaluation of our customer’s financial condition, payment patterns, balance due us and other factors, we did not offset our account receivable with an allowance for bad debt at March 31, 2014 and December 31, 2013.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 93% and 94% of total revenues for each of the three months ended March 31, 2014 and 2013, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three months ended March 31, 2014 and 2013, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of March 31, 2014 and December 31, 2013, we included a provision for sales allowances of $57,000 and $128,000, respectively, which are reported as a reduction to sales and account receivables. Additionally, accrued advertising and other allowances as of March 31, 2014 included $1.7 million for estimated future sales returns and $1.1 million for cooperative incentive promotion costs. As of December 31, 2013 accrued advertising and other allowances included $1.5 million for estimated future sales returns and $1.3 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense, cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended March 31, 2014 and 2013 were $3.4 million and $3.9 million, respectively. Included in prepaid expenses and other current assets was $156,000 and $1.3 million at March 31, 2014 and December 31, 2013, respectively, relating to prepaid advertising and promotion expenses.

Shipping and Handling

Product sales carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue. In all cases, costs related to this revenue are recorded in cost of sales.

Stock Based Compensation

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended March 31, 2014 and 2013, we charged to operations $64,000 and $39,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended March 31, 2014 and 2013 were $278,000 and $188,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position, results from operations or cash flows.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Commitments and Contingencies – continued

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The first annual installment of $100,000 plus accrued interest of $13,000 was paid in December 2013. Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. At March 31, 2014 and December 31, 2013, other current liabilities and other long term obligations include $100,000 and $200,000, respectively, for the three remaining annual installment payments.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2014, as follows (in thousands):

Fiscal Year	Employment Contracts	Settlement Agreement	Total
2014	1,025	100	1,125
2015	555	100	655
2016	-	100	100
2017	-	-	-
2018	-	-	-
Total	$1,580	$300	$1,880

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

During the period January 1, 2014 through February 25, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess under and pursuant to the Equity Line and we derived approximately $947,000 in net proceeds. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 31, 2014, we have 767,486 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the three months ended March 31, 2014 or 2013.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

At March 31, 2014, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At March 31, 2014, there are 67,000 options outstanding under the 1997 Plan with various expiration dates ranging from October 2014 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made. As of March 31, 2014, 1,481,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated. As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 581,750 options are deemed cancelled. No options were granted under the 2010 Plan for the three months ended March 31, 2014 or 2013. At March 31, 2014, there are 262,159 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

There were no stock options exercised for the three months ended March 31, 2014 or 2013.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the three months ended March 31, 2014 and 2013, no shares were granted to directors. At March 31, 2014, there are 176,135 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Note 5 – Income Taxes

As of December 31, 2013, we have net operating loss carry-forwards of approximately $34.7 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2032. Additionally, there are net operating loss carry-forwards of approximately $20.4 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2032. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future. The uncertainty arises largely due to substantial marketing and research and development costs.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At March 31, 2014, cash and cash equivalents includes $375,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Investment in a Joint Venture – continued

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. We have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. In Fiscal 2010, we recorded the $3.6 million payment noted above representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected remaining useful life of the product license to be approximately 12.75 years which we will begin amortizing the cost of intangible asset once product development and commercialization begins. Thus far, the Joint Venture has not generated any revenues and its expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

Due to multiple factors affecting our capital position, including (i) the $2.1 million payment we made in December 2012 under the Settlement Agreement (see Note 3) and (ii) some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required. As of March 31, 2014, we have not established a formal commercialization program timeline pending the results from additional clinical studies. We do not project that any such OTC products will be available for shipment within the next twelve months. We expect to continue pre-commercialization research and product development initiatives into the latter half of Fiscal 2014 or Fiscal 2015. Furthermore, we do not expect that the Joint Venture will derive any meaningful revenues, if any, until its commercialization efforts are completed which is not expected to occur until at the earliest the latter half of Fiscal 2014 or Fiscal 2015.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2014 and 2013 were 1,637,500 and 1,291,500, respectively.

For the three months ended March 31, 2014 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended March 31, 2014, there were 586,215 Common Stock Equivalents, that were not included in the earnings per share computation because their effect would be anti-dilutive as a result of our net loss for the period. For the three months ended March 31, 2013 there were 446,642 Common Stock Equivalents, that were included in the earnings per computation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2014			March 31, 2013
	Loss	Shares	EPS	Income	Shares	EPS
Basic earnings (loss) per share	$(804)	16,469	$(0.05)	$290	15,752	$0.02

Dilutives:
Options	-	-	-	-	447	-

Diluted income (loss) per share	$(804)	16,469	$(0.05)	$290	16,199	$0.02

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by 42%. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2013, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2013 two new products, Cold-EEZE® Plus Immune Support QuickMelts® and Cold-EEZE® Plus Immune Support + Energy QuickMelts®. Each of these new Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain immune system support and natural energy active ingredients. For the three months ended March 31, 2014 and 2013, our revenues from operations have come principally from our OTC cold remedy products.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

For the three months ended March 31, 2014, net sales were $6.2 million as compared to $7.5 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, net sales of OTC cold remedy products were $5.8 million as compared to net sales of $7.1 million for three months ended March 31, 2013. The decline in net sales for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due principally to (i) industry data suggesting there was reduction of over 12% in the incidence of upper respiratory disorders from period to period and, as a consequence, (ii) the timing of purchases and the ultimate level of demand for our products. For the three months ended March 31, 2014 and 2013, our contract manufacturing operations generated net sales to third party customers of $404,000 and $426,000, respectively. Net sales for contract manufacturing decreased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to the timing of purchases by our third party customers.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cost of sales for the three months ended March 31, 2014 were $2.2 million as compared to $2.2 million for the three months ended March 31, 2013. For the three months ended March 31, 2014 and the three months ended March 31, 2013, we realized a gross margin of 64.5% and 70.8%, respectively. The decrease of 6.3% in gross margin from the prior period is principally due to (i) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales and (ii) fluctuations in our product mix shipped from period to period. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended March 31, 2014 was $3.0 million as compared to $3.4 million for the three months ended March 31, 2013. The decrease in sales and marketing expense for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was principally due to a decrease in our marketing expenditures.

Administration expense for the three months ended March 31, 2014 was $1.5 million as compared to $1.5 million for the three months ended March 31, 2013, as we continue to control our general and administrative expenses from period to period.

Research and development costs during the three months ended March 31, 2014 increased $90,000 to $278,000, as compared to $188,000 for the three months ended March 31, 2013. The increase in research and development costs for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was due principally to an increase in the amount and timing of our product development expenditures.

Interest and other income for the three months ended March 31, 2014 was zero as compared to $1,000 for the three month periods ended March 31, 2013. Interest expense for the three month periods ended March 31, 2014 and 2013 was $2,000 and $3,000 respectively.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2014, was $804,000, or $(0.05) per share, as compared to a net income of $290,000, or $0.02 per share, for the three months ended March 31, 2013.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2014 were $5.5 million compared to $1.6 million at December 31, 2013. The increase of $3.9 million in our cash balance for the three months ended March 31, 2014 was principally due to the net effect of (i) cash provided by operations of $2.9 million principally as a consequence of the net effect of (a) a decrease of accounts receivable of $2.5 million, (b) a decrease of other operating assets and liabilities, comprised principally of a decrease in prepaid advertising, of $839,000, (c) a decrease to inventory of $309,000 offset by (d) our net loss of $804,000, and, (ii) net proceeds of $947,000 from the sale of our Common Stock, offset by (iii) capital expenditures of $17,000. Our working capital was $6.9 million and $6.6 million as of March 31, 2014 and December 31, 2013, respectively.

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

For the three months ended March 31, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess under and pursuant to the Equity Line and we derived approximately $947,000 in net proceeds. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 31, 2014, we have 767,486 shares of our Common Stock available for sale, at our discretion, under the terms of the Equity Line and covered pursuant to a registration statement.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Management believes that cash generated from operations, along with our current cash balances, will be sufficient to finance working capital and capital expenditure requirements to fund normal business operations for at least the next twelve months. However, we will likely require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research development activities, (iv) further investment in our Joint Venture, (v) venture investments or acquisitions, and/or (vi) support current operations. Since late Fiscal 2008, there has been volatility in the capital and financial markets due at least in part to the constricted global economic environment resulting in uncertainty and access to financing is uncertain. Moreover, consumer and as a consequence, customer spending habits may be adversely affected by the current uncertain economic environment. These conditions could have an adverse effect on our industry and business, including our financial condition, results of operations and cash flows.

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

Capital Expenditures

Capital expenditures during the remainder of Fiscal 2014 are not expected to be material.

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

We face significant technological risks inherent in developing these products. The Joint Venture may be subject to delays and/or ultimately unable to successfully implement its business plan and strategy to develop and commercialize one or more non-prescription remedies using certain patented and proprietary TPMTM that exploit certain compounds that embody the TPMTM for use in a product combining one or more of such compounds with an OTC drug. The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our OTC drug, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions. As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable. Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected. Any of these developments could also result in a full or partial impairment of our intangible asset, licensed technology.

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

Readers should carefully review the risk factors described in other sections of this filing, our Annual Report on Form 10-K for the year ended December 31, 2013 as well as in other documents we file from time to time with the Securities and Exchange Commission.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our primary product, Cold-EEZE® Cold Remedy lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® Cold Remedy lozenges we market and distribute two additional forms of our proprietary zinc formulation, Cold-EEZE® Cold Remedy QuickMelts® and Cold-EEZE® Cold Remedy Oral Spray. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement (“Organix®”). Each of the Cold-EEZE® Cold Remedy Oral Spray and QuickMelts® products, and Organix® products carry shelf-life expiration dates for which we aggregate such product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

As of March 31, 2014 and December 31, 2013, we included a provision for sales allowances of $57,000 and $128,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of March 31, 2014 included $1.7 million for estimated future sales returns and $1.1 million for cooperative incentive promotion costs. As of December 31, 2013 accrued advertising and other allowances included $1.5 million for estimated future sales returns and $1.3 million for cooperative incentive promotion costs.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Income Taxes

As of December 31, 2013, we have net operating loss carry-forwards of approximately $34.7 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2032. Additionally, there are net operating loss carry-forwards of approximately $20.4 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2032. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future. The uncertainty arises largely due to substantial marketing and research and development costs.

Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position, results from operations or cash flows.

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

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2013, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2014 through February 25, 2014, we sold an aggregate of 559,318 shares of Common Stock to Dutchess Opportunity Fund II, LP (“Dutchess”) under and pursuant to the Equity Line with Dutchess dated November 21, 2012, and we derived approximately $947,000 in net proceeds. The sales of the shares under the Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

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

ProPhase Labs, Inc.

		By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date:	May 12, 2014

		By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date:	May 12, 2014

