Form 10-Q
period 2014-06-30
ProPhase Labs, Inc.
filed 2014-08-12
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Common Stock, $0.0005 par value	19,299,213

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$7,350	$1,638
Accounts receivable, net	2,343	5,319
Inventory (Note 2)	3,248	2,521
Prepaid expenses and other current assets	733	1,801
Total current assets	13,674	11,279

Property, plant and equipment, net of accumulated depreciation	2,509	2,564
and amortization of $4,197 and $4,064, respectively (Note 2)
Intangible asset, licensed technology (Note 6)	3,577	3,577
Total assets	$19,760	$17,420

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,399	$1,011
Accrued advertising and other allowances	3,078	2,847
Other current liabilities	1,475	766
Total current liabilities	5,952	4,624

Other long term obligations (Note 3)	200	200

Commitments and contingencies (Note 3)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000;
issued: 24,635,266 and 21,437,059 shares, respectively (Note 4)	12	11
Additional paid-in-capital	48,560	43,607
Accumulated deficit	(9,327)	(5,385)
Treasury stock, at cost 5,336,053 and 5,336,053 shares, respectively	(25,637)	(25,637)
Total stockholders' equity	13,608	12,596
Total liabilities and stockholders' equity	$19,760	$17,420

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net sales (Note 2)	$1,797	$1,939	$7,968	$9,481

Cost of sales (Note 2)	1,005	1,011	3,196	3,214

Gross profit	792	928	4,772	6,267

Operating expenses:
Sales and marketing	852	709	3,849	4,072
Administration	2,804	1,721	4,311	3,216
Research and development	273	216	551	404
	3,929	2,646	8,711	7,692

Loss from operations	(3,137)	(1,718)	(3,939)	(1,425)

Interest income	1	1	1	1
Interest expense	(2)	(2)	(4)	(5)

Loss before income tax	(3,138)	(1,719)	(3,942)	(1,429)

Income tax (Note 5)	-	-	-	-

Net loss	$(3,138)	$(1,719)	$(3,942)	$(1,429)

Basic and diluted loss per share:
Net loss	$(0.19)	$(0.11)	$(0.24)	$(0.09)

Weighted average common
shares outstanding:
Basic and diluted	16,944	15,845	16,709	15,799

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares
	Outstanding, Net of		Additional
	Shares of Treasury Stock	Par Value	Paid-In Capital	Accumulated Deficit	Treasury Stock	Total

Balance at December 31, 2013	16,101,006	$11	$43,607	$(5,385)	$(25,637)	$12,596

Net loss	-	-	-	(3,942)	-	(3,942)

Share-based compensation expense (Note 4)	-	-	128	-	-	128

Common shares issued (Note 4)	3,198,207	1	4,825	-	-	4,826

Balance at June 30, 2014	19,299,213	$12	$48,560	$(9,327)	$(25,637)	$13,608

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2014	June 30, 2013

Cash flows from operating activities:
Net loss	$(3,942)	$(1,429)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	133	120
Share-based compensation expense	128	79
Changes in operating assets and liabilities:
Accounts receivable	2,976	4,281
Inventory	(727)	(1,237)
Accounts payable	388	(269)
Accrued advertising and other allowances	231	(576)
Other operating assets and liabilities, net	1,777	2,572
Net cash provided by operating activities	964	3,541

Cash flows from investing activities:
Capital expenditures	(78)	(250)
Net cash used in investing activities	(78)	(250)

Cash flows from financing activities:
Proceeds from issuance of common stock	4,826	195
Net cash provided by financing activities	4,826	195

Net increase in cash and cash equivalents	5,712	3,486

Cash and cash equivalents at beginning of period	1,638	572

Cash and cash equivalents at end of period	$7,350	$4,058

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Cold-EEZE® Cold Remedy Oral Spray is a liquid form of our zinc gluconate formulation that is sprayed in the mouth. Cold-EEZE® Cold Remedy QuickMelts® are fast dissolving tablets that are taken orally. Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For the three and six months ended June 30, 2014 and 2013, we operated in one reporting segment and our revenues have come principally from our OTC cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At June 30, 2014 and December 31, 2013, inventory included raw material, work in progress and packaging amounts of $1.5 million and $1.1 million, respectively, and finished goods of $1.7 million and $1.4 million, respectively.

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2014, our cash balance was $7.3 million and our bank balance was $7.6 million. Of the total bank balance, $636,000 was covered by federal depository insurance and $6.9 million was uninsured at June 30, 2014.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. At June 30, 2014 and December 31, 2013, our largest accounts receivable balances are with two customers representing approximately 48% and two customers representing 46%, respectively, of our total trade receivable balance. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due us and other factors, we did not offset our account receivable with an allowance for bad debt at June 30, 2014 and December 31, 2013.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 91% and 91% of total revenues for each of the six months ended June, 2014 and 2013, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three and six months ended June 30, 2014 and 2013, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of June 30, 2014, accrued advertising and other allowances included (i) $1.7 million for estimated future sales returns and (ii) $1.3 million for cooperative incentive promotion costs. As of December 31, 2013, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $1.3 million for cooperative incentive promotion costs. Additionally, as of June 30, 2014 and December 31, 2013, we included a provision for sales allowances of $37,000 and $128,000, respectively, which are reported as a reduction to sales and account receivables.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended June 30, 2014 and 2013 were $1.1 million and $527,000, respectively. Advertising and incentive promotion expenses incurred for the six months ended June 30, 2014 and 2013 were $4.5 million and $4.4 million, respectively. Included in prepaid expenses and other current assets was $180,000 and $1.3 million at June 30, 2014 and December 31, 2013, respectively, relating to prepaid advertising and promotion expenses.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended June 30, 2014 and 2013, we charged to operations $64,000 and $40,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the six months ended June 30, 2014 and 2013, we charged to operations $128,000 and $79,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended June 30, 2014 and 2013 were $273,000 and $216,000, respectively. Research and development costs for the six months ended June 30, 2014 and 2013 were $551,000 and $404,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position, results from operations or cash flows.

In May 2014, the FASB issued new accounting guidance, namely ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  There is no option for early adoption.  This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The first annual installment of $100,000 plus accrued interest of $13,000 was paid in December 2013. Under the Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. At each of June 30, 2014 and December 31, 2013, other current liabilities and other long term obligations include $100,000 and $200,000, respectively, for the three remaining annual installment payments.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2014, as follows (in thousands):

Fiscal Year	Employment Contracts	Settlement Agreement	Total
2014	541	100	641
2015	1,040	100	1,140
2016	-	100	100
2017	-	-	-
2018	-	-	-
Total	$1,581	$300	$1,881

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was subsequently amended effective each of (i) May 23, 2008, (ii) August 18, 2009 and (iii) June 18, 2014. The Rights Agreement, as amended, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares. The Rights Agreement allows for an exemption for Ted Karkus, the Company’s Chairman and Chief Executive Officer, to acquire up to 20% of our Common Stock without our Board of Directors declaring a dividend distribution. The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is June 18, 2024.

2012 Equity Line of Credit

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “2012 Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”) whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the 2012 Equity Line. On November 26, 2012, we filed a registration statement with Securities and Exchange Commission (“SEC”) to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012. We amended this registration statement effective May 29, 2014 to withdraw and remove from registration all unissued and unsold shares. We also agreed with Dutchess to terminate the 2012 Equity Line as of May 28, 2014.

We drew on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2012 Equity Line. The maximum amount that we were entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one (1) trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

The purchase price under the 2012 Equity Line is set at ninety-five percent (95%) of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the five (5) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. In the event Dutchess received more than a five percent (5%) return on the net sales for a specific put, Dutchess remitted such excess proceeds to us; however, in the event Dutchess received less than a five percent (5%) return on the net sales for a specific put Dutchess had the right to use any such excess proceeds to off-set against the aggregated deficit proceeds.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

There were put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are not allowed to deliver another draw down notice. In addition, Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 9.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived approximately $1.2 million in net proceeds. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) each dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

We may in our discretion draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2014 Equity Line.  The maximum number of shares that the Company is entitled to put to Dutchess in any one draw down notice shall not exceed shares with a purchase price of $500,000, calculated in accordance with the 2014 Equity Line. We may deliver a notice for a subsequent put from time to time, following the one day pricing period for the prior put.

The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of the Company’s Common Stock during the one trading day immediately following our put notice. The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to the Company; however, in the Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, the Investor will not be obligated to purchase shares if Dutchess’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

During the period June 13, 2014 through June 30, 2014, we sold an aggregate of 2,500,000 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived approximately $3.6 million in net proceeds. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At June 30, 2014, we have 500,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the six months ended June 30, 2014 or 2013.

We are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At June 30, 2014, there are 67,000 options outstanding under the 1997 Plan with various expiration dates ranging from October 2014 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made. As of June 30, 2014, 1,481,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated. As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 581,750 options are deemed cancelled. No options were granted under the 2010 Plan for the six months ended June 30, 2014. We granted 15,000 options under the 2010 Plan for the three and six months ended June 30, 2013. At June 30, 2014, there are 267,159 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

There were no stock options exercised for the six months ended June 30, 2014 or 2013.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the three and six months ended June 30, 2014 and 2013, no shares were granted to directors. At June 30, 2014, there are 176,135 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Investment in a Joint Venture – continued

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At June 30, 2014, cash and cash equivalents includes $374,000 which is expected to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

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

Due to multiple factors affecting our capital position, including (i) the $2.1 million payment we made in December 2012 under the Settlement Agreement (see Note 3) and (ii) some of the product market research performed, we expect to modify the Joint Venture’s product development plans to stagger and/or defer into future periods certain product development initiatives due to the pre-commercialization investments required. As of June 30, 2014, we have not established a formal commercialization program timeline pending the results from additional clinical studies. We do not project that any such OTC products will be available for shipment within the next twelve months. We do not expect that the Joint Venture will derive any meaningful revenues until its commercialization efforts are completed which is not expected to occur until Fiscal 2015 at the earliest.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2014 and 2013 were 1,632,500 and 1,301,500, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

For the three and six months ended June 30, 2014 and 2013 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended June 30, 2014 and 2013, there were 559,318 and 359,271 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation. For the six months ended June 30, 2014 and 2013, there were 571,736 and 401,849 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2014			June 30, 2013			June 30, 2014			June 30, 2013
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	($3,138)	16,944	($0.19)	($1,719)	15,845	($0.11)	($3,942)	16,709	($0.24)	($1,429)	15,799	($0.09)

Dilutives:
Options	-	-	-	-	-	-	-	-	-	-	-	-

Diluted income(loss) per share	($3,138)	16,944	($0.19)	($1,719)	15,845	($0.11)	($3,942)	16,709	($0.24)	($1,429)	15,799	($0.09)

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by 42%. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2014, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2014, Cold-EEZE® Cold Remedy Plus Multi-Symptom QuickMelts® for cold and flu. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. For the three and six months ended June 30, 2014 and 2013, our revenues from operations have come principally from our OTC cold remedy products.

General Developments

For the three and six months ended June 30, 2014, we incurred substantial pre-trial and trial legal costs pursuing certain cases that the Company has been involved. These litigation expenses impacted the Company’s financial statements during the second quarter of 2014 and will continue to impact us at least through the third quarter of this year.

These cases include, among others, ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2010-08227 (“Case 8227”) and ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2011-09815 (“Case 9815”). On June 9, 2014, a trial in this matter commenced and the Company began witness testimony and evidence for Case 8227. As of July 10, 2014 and prior to the completion of the presentation of the Company’s case, the case was recessed in order to explore a possible settlement between the Company and the defendants of Case 8227 as well as all other matters in dispute between the parties. Since July 10, 2014, the Company and the defendants have been engaged in preliminary settlement discussions. No assurance can be given that these preliminary settlement discussions will lead to definitive agreements executed by all of the parties or that a settlement will in fact be consummated.  If the settlement is not consummated, the litigation will continue in late September 2014. At this time, no prediction as to the outcome of this action can be made.

On June 30, 2014, the Court of Common Pleas of Philadelphia County, Pennsylvania dismissed the matter Guy Quigley vs. Ted Karkus, Robert V. Cuddihy, Jr., Mark Burnett, Mark Leventhal, Mark Frank, Louis Gleckel MD, and James McCubbin and ProPhase Labs, Inc. as a nominal defendant (No. 111200409). On August 1, 2014, we received a notice of appeal by Mr. Quigley.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our flagship Cold-EEZE® Cold Remedy brand has generally outperformed the cough-cold category over the past several years. However, some retailers are reallocating shelf space away from the cough-cold category to other product categories. With cough-cold shelf space at a premium, opportunities in the future to introduce new Cold-EEZE® branded products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category. While the dynamics in this category should be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name will be higher. Therefore, no assurance can be made that our new product efforts will be successful. We currently forecast that at least one product in this new category will begin shipping in Fiscal 2015.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended June 30, 2014 as Compared to the Three Months Ended June 30, 2013

For the three months ended June 30, 2014, net sales were $1.8 million as compared to $1.9 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, net sales of OTC cold remedy products were $1.5 million as compared to net sales of $1.5 million for three months ended June 30, 2013. For the three months ended June 30, 2014 and 2013, our contract manufacturing operations generated net sales to third party customers of $316,000 and $413,000, respectively.

Cost of sales for the three months ended June 30, 2014 were $1.0 million as compared to $1.0 million for the three months ended June 30, 2013. For the three months ended June 30, 2014 and the three months ended June 30, 2013, we realized a gross margin of 44.1% and 47.9%, respectively. The decrease of 3.8% in gross margin from the prior period is principally due to (i) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales, (ii) fluctuations in our product mix shipped from period to period and (iii) the initial expenses incurred as a consequence of a packaging transition to a slightly narrower package of our Cold-EEZE® Cold Remedy lozenges at certain retail accounts to obtain additional/new distribution of our Cold-EEZE® Cold Remedy QuickMelts® products for Fiscal 2014. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2014 was $852,000 as compared to $709,000 for the three months ended June 30, 2013. The increase in sales and marketing expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was principally due to an increase in our marketing expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Administration expense for the three months ended June 30, 2014 was $2.8 million as compared to $1.7 million for the three months ended June 30, 2013. The increase of $1.1 million in administration expense for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was principally due to an increase in professional and legal fees related to the litigation matters.

Research and development costs during the three months ended June 30, 2014 increased $57,000 to $273,000, as compared to $216,000 for the three months ended June 30, 2013. The increase in research and development costs for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was due principally to an increase in the amount and timing of our product development expenditures.

Interest and other income for the three months ended June 30, 2014 was $1,000 as compared to $1,000 for the three month periods ended June 30, 2013. Interest expense for the three month periods ended June 30, 2014 and 2013 was $2,000 and $2,000 respectively.

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2014, was $3.1 million, or ($0.19) per share, as compared to a net loss of $1.7 million, or ($0.11) per share, for the three months ended June 30, 2013.

Financial Condition and Results of Operations

Results from Operations for the Six Months Ended June 30, 2014 as Compared to the Six Months Ended June 30, 2013

For the six months ended June 30, 2014, net sales were $8.0 million as compared to $9.5 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, net sales of OTC cold remedy products were $7.2 million as compared to net sales of $8.6 million for six months ended June 30, 2013. The decline in net sales for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due principally to (i) industry data suggesting during the three and six months ended June 30, 2014, there was a reduction of over 12% and 7.5%, respectively, in the incidence of upper respiratory disorders, as compared to the comparable periods in Fiscal 2013, and as a consequence, (ii) effecting the timing of purchases and the ultimate level of demand for our products. For the six months ended June 30, 2014 and 2013, our contract manufacturing operations generated net sales to third party customers of $720,000 and $839,000, respectively.

Cost of sales for the six months ended June 30, 2014 were $3.2 million as compared to $3.2 million for the six months ended June 30, 2013. For the six months ended June 30, 2014 and the six months ended June 30, 2013, we realized a gross margin of 59.9% and 66.1%, respectively. The decrease of 6.2% in gross margin from the prior period is principally due to (i) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales, (ii) fluctuations in our product mix shipped from period to period and (iii) the initial expenses incurred as a consequence of a packaging transition to a slightly narrower package of our Cold-EEZE® Cold Remedy lozenges at certain retail accounts to obtain additional/new distribution of our Cold-EEZE® Cold Remedy QuickMelts® products for Fiscal 2014. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2014 was $3.8 million as compared to $4.1 million for the six months ended June 30, 2013. The decrease in sales and marketing expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was principally due to a decrease in our marketing expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Administration expense for the six months ended June 30, 2014 was $4.3 million as compared to $3.2 million for the six months ended June 30, 2013. The increase of $1.1 million in administration expense for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was principally due to an increase in professional and legal fees related to the litigation matters.

Research and development costs during the six months ended June 30, 2014 increased $147,000 to $551,000, as compared to $404,000 for the six months ended June 30, 2013. The increase in research and development costs for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was due principally to an increase in the amount and timing of our product development expenditures.

Interest and other income for the six months ended June 30, 2014 was $1,000 comparable to $1,000 for the six month periods ended June 30, 2013. Interest expense for the six month periods ended June 30, 2014 and 2013 was $4,000 and $5,000 respectively.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2014, was $3.9 million, or ($0.24) per share, as compared to a net loss of $1.4 million, or ($0.09) per share, for the six months ended June 30, 2013.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2014 were $7.3 million compared to $1.6 million at December 31, 2013. The increase of $5.7 million in our cash balance for the six months ended June 30, 2014 was principally due to the net effect of (i) cash provided by operations of $964,000 principally as a consequence of the net effect of (a) a decrease of accounts receivable of $2.9 million, (b) a decrease of other operating assets and liabilities, comprised principally of a decrease in prepaid advertising, of $1.1 million, offset by (c) an increase to inventory of $727,000 (d) our net loss of $3.9 million, and, (ii) net proceeds of $4.8 million from the sale of our Common Stock, offset by (iii) capital expenditures of $78,000. Our working capital was $8.4 million and $6.6 million as of June 30, 2014 and December 31, 2013, respectively.

2012 Equity Line of Credit

On November 21, 2012, we entered into the equity line of credit agreement (such arrangement, the “2012 Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”) whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months from the first trading day following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the 2012 Equity Line. On November 26, 2012, we filed a registration statement with Securities and Exchange Commission (“SEC”) to register for sale for up to 2,500,000 shares of our Common Stock and the registration statement was deemed effective by the SEC on December 12, 2012. We amended this registration statement effective May 29, 2014 to withdraw and remove from registration all unissued and unsold shares. We also agreed with Dutchess to terminate the 2012 Equity Line as of May 28, 2014.

We drew on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2012 Equity Line. The maximum amount that we were entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one (1) trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The purchase price under the 2012 Equity Line is set at ninety-five percent (95%) of the lowest daily volume weighted average price (“VWAP”) of our Common Stock during the five (5) consecutive trading day period beginning on the date of delivery of the applicable draw down notice. In the event Dutchess received more than a five percent (5%) return on the net sales for a specific put, Dutchess remitted such excess proceeds to us; however, in the event Dutchess received less than a five percent (5%) return on the net sales for a specific put Dutchess had the right to use any such excess proceeds to off-set against the aggregated deficit proceeds.

There were put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are not allowed to deliver another draw down notice. In addition, Dutchess is not obligated to purchase shares if its total number of shares beneficially held at that time would exceed 9.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived approximately $1.2 million in net proceeds. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) each dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by the Investor pursuant to the Investment Agreement. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

We may in our discretion draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2014 Equity Line.  The maximum number of shares that the Company is entitled to put to Dutchess in any one draw down notice shall not exceed shares with a purchase price of $500,000, calculated in accordance with the 2014 Equity Line. We may deliver a notice for a subsequent put from time to time, following the one day pricing period for the prior put.

The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of the Company’s Common Stock during the one trading day immediately following our put notice. The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to the Company; however, in the Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, the Investor will not be obligated to purchase shares if Dutchess’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

During the period June 13, 2014 through June 30, 2014, we sold an aggregate of 2,500,000 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived approximately $3.6 million in net proceeds. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At June 30, 2014, we have 500,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

General

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital and its available 2014 Equity Line, if exercised, should provide a source of capital to fund normal business operations. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, it is likely that we will in the short and long term raise capital through the issuance of securities or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

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

As of June 30, 2014, accrued advertising and other allowances included (i) $1.7 million for estimated future sales returns and (ii) $1.3 million for cooperative incentive promotion costs. As of December 31, 2013, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $1.3 million for cooperative incentive promotion costs. Additionally, as of June 30, 2014 and December 31, 2013, we included a provision for sales allowances of $37,000 and $128,000, respectively, which are reported as a reduction to sales and account receivables.

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

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends Accounting Standards Codification 740, “Income Taxes,” to require that in certain cases, an unrecognized tax benefit, or portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when such items exist in the same taxing jurisdiction. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The amendments should be applied prospectively to all unrecognized tax benefits that exist at the effective date, and retrospective application is permitted. The adoption of ASU 2013-11 did not have a material impact on our consolidated financial position, results from operations or cash flows.

In May 2014, the FASB issued new accounting guidance, namely ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  There is no option for early adoption.  This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon AND Pacific Rim Pharmaceuticals LTD

On August 23, 2010, we initiated an action in the Court of Common Pleas of Bucks County, Pennsylvania Civil Action No. 2010-08227. This action is against certain former officers and directors of the Company, including a shareholder that beneficially owns approximately 15.5% of our Common Stock, and against certain third parties. The Company has asserted claims arising from, among other things, a variety of transactions and payments previously made or entered into by the Company. All of the transactions and events that are the subject of this litigation occurred prior to June 2009 and the installation of the current board of directors. We are seeking recovery of monetary damages and other relief. On June 9, 2014, a trial in this matter commenced and the Company began presenting witness testimony and evidence. As of July 10, 2014 and prior to the completion of the presentation of the Company’s case, the case was recessed from the trial in order to explore a possible settlement between the Company and the defendants of this litigation as well as all other matters in dispute between the parties. Since July 10, 2014, the Company and the defendants have been engaged in preliminary settlement discussions. No assurance can be given that these preliminary settlement discussions will lead to definitive agreements executed by all of the parties or that a settlement will be in fact be consummated.  If the settlement is not consummated, the litigation will continue in late September 2014. At this time, no prediction as to the outcome of this action can be made.

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT

We were named as a nominal defendant in a purported derivative complaint filed on February 2, 2012 by stockholder and former director and Chief Executive Officer Guy Quigley in the Court of Common Pleas of Philadelphia County, Pennsylvania (No. 111200409). The complaint also names as a defendant each of our directors and executive officers. Among other things, the suit alleges various breaches of fiduciary and other duties, and seeks recovery of unspecified damages and other relief. Prior to filing this complaint, the plaintiff applied to the same court for permission to take pre-complaint discovery on the basis that the plaintiff required such discovery in order to assert claims. The court denied the plaintiff's request. We believe the lawsuit is without merit and intend to vigorously defend against it. On April 5, 2013, the court entered an order allowing limited pre-trial discovery limited to demand futility and plaintiff adequacy issues, which was completed by July 12, 2013. We filed a motion to dismiss on July 26, 2013 on demand futility and plaintiff adequacy issues. On August 26, 2013 the court heard oral arguments regarding the Company’s motion for summary judgment and dismissal with prejudice.  The court stayed any additional discovery until the court rules on our motion to dismiss with and our motion is currently pending with the court. On June 30, 2014, the Court of Common Pleas of Philadelphia County, Pennsylvania dismissed this matter. On August 1, 2014, we received a notice of appeal by Mr. Quigley.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of our Common Stock to Dutchess Opportunity Fund II, LP (“Dutchess”) under and pursuant to the 2012 Equity Line with Dutchess dated November 21, 2012, and we derived approximately $1.2 million in net proceeds. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

During the period June 13, 2014 through June 30, 2014, we sold an aggregate of 2,500,000 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived approximately $3.6 million in net proceeds. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

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

Date: August 12, 2014
	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: August 12, 2014

