Form 10-Q
period 2014-09-30
ProPhase Labs, Inc.
filed 2014-11-13
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2014
Common Stock, $0.0005 par value	15,463,969

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$4,953	$1,638
Accounts receivable, net	4,051	5,319
Inventory (Note 2)	4,180	2,521
Prepaid expenses and other current assets	2,252	1,801
Total current assets	15,436	11,279

Property, plant and equipment, net of accumulated depreciation and amortization of $4,266 and $4,064, respectively (Note 2)	2,484	2,564
Intangible asset, licensed technology (Note 6)	-	3,577
Total assets	$17,920	$17,420

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$2,108	$1,011
Accrued advertising and other allowances	3,166	2,847
Other current liabilities	1,908	766
Total current liabilities	7,182	4,624

Other long term obligations (Note 3)	200	200

Commitments and contingencies (Note 3)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 24,696,786 and 21,437,059 shares, respectively (Note 4)	12	11
Additional paid-in-capital	53,811	43,607
Accumulated deficit	(12,543)	(5,385)
Treasury stock, at cost 9,232,817 and 5,336,053 shares, respectively	(30,742)	(25,637)
Total stockholders' equity	10,538	12,596
Total liabilities and stockholders' equity	$17,920	$17,420

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Net sales (Note 2)	$5,130	$5,949	$13,098	$15,430

Cost of sales (Note 2)	1,620	2,132	4,816	5,346

Gross profit	3,510	3,817	8,282	10,084

Operating expenses:
Sales and marketing	875	1,091	4,724	5,163
Administration	1,917	1,306	6,228	4,521
Research and development	356	181	907	586
Impairment charge	3,577	-	3,577	-
	6,725	2,578	15,436	10,270

Income (loss) from operations	(3,215)	1,239	(7,154)	(186)

Interest income	1	-	3	2
Interest expense	(2)	(3)	(7)	(9)

Income (loss) before income tax	(3,216)	1,236	(7,158)	(193)

Income tax (Note 5)	-	-	-	-

Net income (loss)	$(3,216)	$1,236	$(7,158)	$(193)

Basic income (loss) per share:
Net income (loss)	$(0.18)	$0.08	$(0.42)	$(0.01)

Diluted income (loss) per share:
Net income (loss)	$(0.18)	$0.08	$(0.42)	$(0.01)

Weighted average common shares outstanding:
Basic	18,208	15,860	17,216	15,819
Diluted	18,208	16,307	17,216	15,819

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional
	Outstanding, Net of	Par	Paid-In	Accumulated	Treasury
	Shares of Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2013	16,101,006	$11	$43,607	$(5,385)	$(25,637)	$12,596

Net loss	-	-	-	(7,158)	-	(7,158)

Share-based compensation expense (Note 4)	-	-	191	-	-	191

Treasury stock acquired pursuant to a settlement agreement (Note 4)	(3,896,764)	-	5,105	-	(5,105)	-

Common shares issued (Note 4)	3,259,727	1	4,908	-	-	4,909

Balance at September 30, 2014	15,463,969	$12	$53,811	$(12,543)	$(30,742)	$10,538

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2014	September 30, 2013

Cash flows from operating activities:
Net loss	$(7,158)	$(193)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	202	178
Share-based compensation expense	191	146
Impairment charge	3,577	-
Gain on sale of equipment	(6)	-
Changes in operating assets and liabilities:
Accounts receivable	1,268	964
Inventory	(1,659)	(1,222)
Accounts payable	1,097	2
Accrued advertising and other allowances	319	(67)
Other operating assets and liabilities, net	691	473
Net cash provided by (used in) operating activities	(1,478)	281

Cash flows from investing activities:
Capital expenditures	(122)	(324)
Proceeds from the sale of equipment	6	-
Net cash used in investing activities	(116)	(324)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	27
Proceeds from issuance of common stock	4,909	195
Net cash provided by financing activities	4,909	222

Net increase in cash and cash equivalents	3,315	179

Cash and cash equivalents at beginning of period	1,638	572

Cash and cash equivalents at end of period	$4,953	$751

Supplemental disclosure of cash flow information:
Treasury stock acquired pursuant to a settlement agreement	$5,105	$-

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Cold-EEZE® Cold Remedy Oral Spray is a liquid form of our zinc gluconate formulation that is sprayed in the mouth. Cold-EEZE® Cold Remedy QuickMelts® are fast dissolving tablets that are taken orally. Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For the three and nine months ended September 30, 2014 and 2013, we operated in one reporting segment and our revenues have come principally from our OTC cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2013. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of operating results that may be achieved over the course of the full year. Certain amounts for the three months and nine months ended September 30, 2013 have been reclassified to conform with the three months and nine months ended September 30, 2014 presentations.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At September 30, 2014 and December 31, 2013, inventory included raw material, work in progress and packaging amounts of $1.8 million and $1.1 million, respectively, and finished goods of $2.4 million and $1.4 million, respectively.

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2014, our cash balance was $4.9 million and our bank balance was $5.0 million. Of the total bank balance, $577,000 was covered by federal depository insurance and $4.5 million was uninsured at September 30, 2014.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. At September 30, 2014 and December 31, 2013, our largest accounts receivable balances are with three customers representing approximately 51% and two customers representing 46%, respectively, of our total trade receivable balance. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2014 and December 31, 2013.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 95% and 91% of total revenues for each of the nine months ended September 30, 2014 and 2013, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three and nine months ended September 30, 2014 and 2013, our net sales were principally related to domestic markets.

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

(unaudited

Note 2 – Summary of Significant Accounting Policies – continued

As of September 30, 2014, accrued advertising and other allowances included (i) $2.0 million for estimated future sales returns and (ii) $1.2 million for cooperative incentive promotion costs. As of December 31, 2013, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $1.3 million for cooperative incentive promotion costs. Additionally, as of September 30, 2014 and December 31, 2013, we included a provision for sales allowances of $89,000 and $128,000, respectively, which are reported as a reduction to sales and account receivables.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended September 30, 2014 and 2013 were $1.3 million and $1.4 million, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2014 and 2013 were $5.7 million and $5.9 million, respectively. Included in prepaid expenses and other current assets was $1.9 million and $1.3 million at September 30, 2014 and December 31, 2013, respectively, relating to prepaid advertising and promotion expenses.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended September 30, 2014 and 2013, we charged to operations $63,000 and $67,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the nine months ended September 30, 2014 and 2013, we charged to operations $191,000 and $146,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Variable Interest Entity

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (the “Joint Venture”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Joint Venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”), we are the current primary beneficiary and we have consolidated the Joint Venture beginning with the quarter ended March 31, 2010 (see Note 6).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2014 and 2013 were $356,000 and $181,000, respectively. Research and development costs for the nine months ended September 30, 2014 and 2013 were $907,000 and $586,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

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

In May 2014, the FASB issued new accounting guidance ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  There is no option for early adoption.  This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016.  We are currently evaluating the impact of the new guidance on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In June 2014, the FASB issued new accounting guidance ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Companies should apply existing guidance in ASC 718, “Compensation - Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective as of January 1, 2016. Earlier adoption is permitted. We may apply the amendments in this update either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If a retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if a retrospective transition is adopted, we may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

Note 3 – Commitments and Contingencies

Godfrey Settlement Agreement

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The first annual installment of $100,000 plus accrued interest of $13,000 was paid in December 2013. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. At each of September 30, 2014 and December 31, 2013, other current liabilities and other long term obligations include $100,000 and $200,000, respectively, for the three remaining annual installment payments.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Commitments and Contingencies – continued

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2014, as follows (in thousands):

	Employment	Settlement
Fiscal Year	Contracts	Agreement	Total
2014	256	100	356
2015	1,025	100	1,125
2016	256	100	356
2017	-	-	-
2018	-	-	-
Total	$1,537	$300	$1,837

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

Treasury Stock Acquired Pursuant to a Settlement Agreement

Effective September 4, 2014, we consummated a definitive, global Settlement Agreement (“Settlement Agreement”) resolving all of our litigation with certain of the Company’s former managers and with certain shareholders. The cases that have been settled include ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2010-08227; ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2011-09815; the appeal filed by the plaintiff in the matter Quigley v. ProPhase Labs. Inc.’s Officers and Directors, el al, Court of Common Pleas of Philadelphia County, December Term, 2011, No. 111200409; together with certain ancillary litigation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

The Settlement Agreement amicably resolved these matters and provided, in part, that the parties adverse to the Company in the two Bucks County cases (i) returned to the Company 3,896,764 shares of the Company’s Common Stock for which they are listed as the record owners to the Company; and (ii) paid $440,000 to the Company. In addition, the Company paid $500,000 to the benefit of one of the defendants and $37,000 to a third party, to defray certain costs and expenses associated with the Settlement Agreement. The payments received and the payments made pursuant to the Settlement Agreement resulted in a net charge to administration expense of $97,000 for the three months and nine months ended September 30, 2014. We have also included in accrued expenses at September 30, 2014 $1.3 million in unpaid litigation costs related to this matter which are expected to be paid prior to December 31, 2014 in a combination of cash and our Common Stock. Pursuant to the Settlement Agreement, the parties also have agreed to (i) a mutual release of all claims, (ii) a standstill agreement whereby, for a period of ten years, the adverse parties will not acquire Company shares, and (iii) the dismissal of all pending litigation involving the Company, its directors and affiliates on the one hand, and the other parties.

The 3,896,764 shares of Common Stock received pursuant to the terms of the Settlement Agreement were recorded as treasury stock and as an additional contribution to our additional paid-in capital, valued at $5.1 million, or $1.31 per share, representing the fair value of the shares at September 4, 2014.

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

We drew on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2012 Equity Line. The maximum amount that we were entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived net proceeds of $1.2 million. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) each dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

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

The purchase price shall be set at ninety-five percent (95%) of the VWAP of the Company’s Common Stock during the one trading day immediately following our put notice. The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to the Company; however, in the Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

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

During the period June 13, 2014 through September 30, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At September 30, 2014, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the nine months ended September 30, 2014 or 2013.

We are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At September 30, 2014, there are 67,000 options outstanding under the 1997 Plan with various expiration dates ranging from October 2014 through December 2015, depending upon the date of grant.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made. As of September 30, 2014, 1,481,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated. As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 581,750 options are deemed cancelled. No options were granted under the 2010 Plan for the nine months ended September 30, 2014. We granted 15,000 options under the 2010 Plan for the three and nine months ended September 30, 2013. At September 30, 2014, there are 267,159 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

There were no stock options exercised for the nine months ended September 30, 2014 or 2013.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the three and nine months ended September 30, 2014, no shares were granted to directors. For the three and nine months ended September 30, 2013, 16,470 shares were granted to directors. At September 30, 2014, there are 176,135 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

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

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Joint Venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by the Joint Venture, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to the Joint Venture to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for the Joint Venture. The Joint Venture has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At September 30, 2014, cash and cash equivalents includes $374,000 which is available to be used by the Joint Venture to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. We have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. In Fiscal 2010, we recorded the $3.6 million payment noted above representing the estimated fair value to acquire the product license as an intangible asset. We currently estimate the expected remaining useful life of the product license to be approximately 12.50 years which we will begin amortizing the cost of intangible asset once product development and commercialization begins. Thus far, the Joint Venture has not generated any revenues and its expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

As previously announced, we are implementing a series of new product development and pre-commercialization initiatives principally in the dietary supplement category. While several of our product development initiatives have advanced, including those specific to the dietary supplement category, our Phusion product development initiatives have not progressed to management’s satisfaction. At this time, management believes that any products embodying the licensed technology to be developed by Phusion will not be available until fiscal 2016 or 2017 at the earliest, and may be more limited than previously forecasted and may encompass fewer products or have limited retail distribution.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Investment in a Joint Venture – continued

Pursuant to our established accounting policies, we conducted the Fiscal 2013 annual analysis of our intangible asset as of December 31, 2013 by comparing the estimated fair value of the licensed technology based on the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the licensed technology) against the then carrying value. As we concluded that, as of December 31, 2013, the fair value according to the income approach exceeded book value, we concluded there was no impairment of the subject intangible asset.

During the third quarter of fiscal 2014, our evaluation of the Company’s progress in its new product development pipeline and delays in Phusion product development caused management to reassess projections (including income projections) relied upon in December 2013. Accordingly, management performed an impairment analysis for the period ended September 30, 2014 for the licensed technology. As a consequence of our impairment assessment, we determined that a full impairment occurred of the intangible asset, licensed technology. As a consequence, for the three and nine months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2014 and 2013 were 1,632,500 and 1,264,000, respectively.

For the nine months ended September 30, 2014 and 2013 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the nine months ended September 30, 2014 and 2013, there were 512,182 and 413,285 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation. For the three months ended September 30, 2014, there were 393,260 Common Stock Equivalents which were in the money, that were excluded from the earnings per share computation. For the three months ended September 30, 2013, there were 447,205 Common Stock Equivalents which were in the money, that were included in the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2013			September 30, 2014			September 30, 2013
	Loss	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS

Basic earnings (loss) per share	$(3,216)	18,208	$(0.18)	$1,236	15,860	$0.08	$(7,158)	17,216	$(0.42)	$(193)	15,819	$(0.01)

Dilutives:
Options	-	-	-	-	447	-	-	-	-	-	-	-

Diluted income (loss) per share	$(3,216)	18,208	$(0.18)	$1,236	16,307	$0.08	$(7,158)	17,216	$(0.42)	$(193)	15,819	$(0.01)

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.	Managements Discussion and Analysis of Financial Condition and Results of Operations.

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by 42%. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2014, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2014, Cold-EEZE® Cold Remedy Plus Multi-Symptom QuickMelts® for cold and flu. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. For the three and nine months ended September 30, 2014 and 2013, our revenues from operations have come principally from our OTC cold remedy products.

Recent Developments

Settlement Agreement

Effective September 4, 2014, we consummated a definitive, global Settlement Agreement (“Settlement Agreement”) resolving all of our litigation with certain of the Company’s former managers and with certain shareholders. The cases that have been settled include ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2010-08227; ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2011-09815; the appeal filed by the plaintiff in the matter Quigley v. ProPhase Labs. Inc.’s Officers and Directors, el al, Court of Common Pleas of Philadelphia County, December Term, 2011, No. 111200409; together with certain ancillary litigation.

The Settlement Agreement amicably resolved these matters and provided, in part, that the parties adverse to the Company in the two Bucks County cases (i) returned to the Company 3,896,764 shares of the Company’s Common Stock for which they are listed as the record owners to the Company; and (ii) paid $440,000 to the Company. In addition, the Company paid $500,000 to the benefit of one of the defendants and $37,000 to a third party, to defray certain costs and expenses associated with the Settlement Agreement. The payments received and the payments made pursuant to the Settlement Agreement resulted in a net charge to administration expense of $97,000 for the three months and nine months ended September 30, 2014. We have also included in accrued expenses at September 30, 2014 $1.3 million in unpaid litigation costs related to this matter which are expected to be paid prior to December 31, 2014 in a combination of cash and our Common Stock. Pursuant to the Settlement Agreement, the parties also have agreed to (i) a mutual release of all claims, (ii) a standstill agreement whereby, for a period of ten years, the adverse parties will not acquire Company shares, and (iii) the dismissal of all pending litigation involving the Company, its directors and affiliates on the one hand, and the other parties. Management believes the Settlement Agreement will allow the Company and its management team to focus more time, attention and resources towards the continued growth and operations of the Company.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Product Development

Our flagship Cold-EEZE® Cold Remedy brand has generally outperformed the cough-cold category over the past several years. However, some retailers are reallocating shelf space away from the cough-cold category to other product categories. With cough-cold shelf space at a premium, opportunities in the future to introduce new Cold-EEZE® branded products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category. While management anticipates the growth potential in this category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name may be higher. Therefore, no assurance can be made that our new product efforts will be successful. We currently forecast that at least one product in this new category will begin shipping in Fiscal 2015.

Phusion Laboratories, LLC (“Phusion”)

As discussed above, we are implementing a series of new product development and pre-commercialization initiatives principally in the dietary supplement category. While several of our product development initiatives have advanced, including those specific to the dietary supplement category, our Phusion product development initiatives have not progressed to management’s satisfaction. At this time, management believes that any products embodying the licensed technology to be developed by Phusion will not be available until fiscal 2016 or 2017 at the earliest, may be more limited than previously forecasted and may encompass fewer products or have limited retail distribution.

Pursuant to our established accounting policies, we conducted the Fiscal 2013 annual analysis of our intangible asset as of December 31, 2013 by comparing the estimated fair value of the licensed technology based on the income approach (which utilizes forecasted discounted cash flows to estimate the fair value of the licensed technology) against the then carrying value. As we concluded that, as of December 31, 2013, the fair value according to the income approach exceeded book value, we concluded there was no impairment of the subject intangible asset.

During the third quarter of fiscal 2014, our evaluation of the Company’s progress in its new product development pipeline and continued delays in Phusion product development caused management to reassess projections (including income projections) relied upon in December 2013. Accordingly, management performed an impairment analysis for the period ended September 30, 2014 for the licensed technology. As a consequence of our impairment assessment, we determined that a full impairment occurred of the intangible asset, licensed technology. As a consequence, for the three and nine months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended September 30, 2014

as Compared to the Three Months Ended September 30, 2013

For the three months ended September 30, 2014, net sales were $5.1 million as compared to $5.9 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, net sales of OTC cold remedy products were $4.9 million as compared to net sales of $5.1 million for three months ended September 30, 2013. For the three months ended September 30, 2014 and 2013, our contract manufacturing operations generated net sales to third party customers of $260,000 and $826,000, respectively.

Cost of sales for the three months ended September 30, 2014 were $ 1.6 million as compared to $2.1 million for the three months ended September 30, 2013. For the three months ended September 30, 2014 and the three months ended September 30, 2013, we realized a gross margin of 68.2% and 64.2%, respectively. The increase of 4.0% in gross margin from the prior period is principally due to (i) a decrease in contract manufacturing net sales which carry lower gross margins, (ii) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales, (iii) fluctuations in our product mix shipped from period to period and (iv) the initial expenses incurred as a consequence of a packaging transition to a slightly narrower package of our Cold-EEZE® Cold Remedy lozenges at certain retail accounts to obtain additional/new distribution of our Cold-EEZE® Cold Remedy QuickMelts® products for Fiscal 2014. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2014 was $875,000 as compared to $1.1 million for the three months ended September 30, 2013. The decrease in sales and marketing expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was principally due to a decrease in our marketing expenditures.

Administration expense for the three months ended September 30, 2014 was $1.9 million as compared to $1.3 million for the three months ended September 30, 2013. The increase of $611,000 in administration expense for the three months ended September 30, 2014 as compared to the three months ended September 30, 2014 was principally due to an increase in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the three months ended September 30, 2014 was $356,000, as compared to $181,000 for the three months ended September 30, 2013. The increase in research and development costs for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was due principally to an increase in the amount and timing of our product development expenditures.

As a consequence of our impairment assessment, we determined that a full impairment occurred of the Phusion intangible asset, licensed technology. As a consequence, for the three months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

Interest and other income for the three months ended September 30, 2014 was $1,000 as compared to zero for the three month periods ended September 30, 2013. Interest expense for the three month periods ended September 30, 2014 and 2013 was $2,000 and $3,000, respectively.

As a consequence of the effects of the above, the net loss for the three months ended September 30, 2014, was $3.2 million, or ($0.18) per share, as compared to a net income of $1.2 million, or $0.08 per share, for the three months ended September 30, 2013.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Nine Months Ended September 30, 2014 as Compared to the Nine Months Ended September 30, 2013

For the nine months ended September 30, 2014, net sales were $13.1 million as compared to $15.4 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, net sales of OTC cold remedy products were $12.1 million as compared to net sales of $13.8 million for nine months ended September 30, 2013. The decline in net sales for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due principally to (i) the timing of purchases, (ii) the acceptance by retailers of our products, new introductions and existing products in a retail space competitive environment for the cough cold category that we compete within, (iii) decline in the incidence and severity of upper respiratory illness and the common cold and (iv) the ultimate level of demand for our products. For the nine months ended September 30, 2014 and 2013, our contract manufacturing operations generated net sales to third party customers of $1.0 million and $1.7 million, respectively.

Cost of sales for the nine months ended September 30, 2014 were $4.8 million as compared to $5.3 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 and the nine months ended September 30, 2013, we realized a gross margin of 63.2% and 65.4%, respectively. The decrease of 2.2% in gross margin from the prior period is principally due to the net effect of (i) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales, (ii) fluctuations in our product mix shipped from period to period and (iii) the initial expenses incurred as a consequence of a packaging transition to a slightly narrower package of our Cold-EEZE® Cold Remedy lozenges at certain retail accounts to obtain additional/new distribution of our Cold-EEZE® Cold Remedy QuickMelts® products for Fiscal 2014, off set by (iv) a decrease in contract manufacturing net sales which carry lower gross margins. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2014 was $4.7 million as compared to $5.2 million for the nine months ended September 30, 2013. The decrease in sales and marketing expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was principally due to a decrease in our marketing expenditures due to fluctuations in the timing of our marketing programs.

Administration expense for the nine months ended September 30, 2014 was $6.2 million as compared to $4.5 million for the nine months ended September 30, 2013. The increase of $1.7 million in administration expense for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was principally due to an increase in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the nine months ended September 30, 2014 increased $321,000 to $907,000, as compared to $586,000 for the nine months ended September 30, 2013. The increase in research and development costs for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was due principally to an increase in the amount and timing of our product development expenditures.

As a consequence of our impairment assessment, we determined that a full impairment occurred of the Phusion intangible asset, licensed technology. As a consequence, for the nine months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Interest and other income for the nine months ended September 30, 2014 was $3,000 compared to $2,000 for the nine month periods ended September 30, 2013. Interest expense for the nine month periods ended September 30, 2014 and 2013 was $7,000 and $9,000, respectively.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2014, was $7.2 million, or ($0.42) per share, as compared to a net loss of $193,000, or ($0.01) per share, for the nine months ended September 30, 2013.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2014 were $5.0 million compared to $1.6 million at December 31, 2013. The increase of $3.3 million in our cash balance for the nine months ended September 30, 2014 was principally due to the net effect of (i) cash used in operations of $1.5 million principally as a consequence of the net effect of (a) a decrease of accounts receivable of $1.3 million, (b) an increase of $2.1 million to other operating assets and liabilities, offset by (c) an increase to inventory of $1.7 million, and (d) our net loss of $7.2 million, inclusive of the $3.6 million non-cash impairment charge, and, (ii) net proceeds of $4.9 million from the sale of our Common Stock, offset by (iii) capital expenditures of $122,000. Our working capital was $8.3 million and $6.7 million as of September 30, 2014 and December 31, 2013, respectively.

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

We drew on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2012 Equity Line. The maximum amount that we were entitled to put to Dutchess in any one draw down notice is the greater of (i) 500% of the average daily volume of our Common Stock traded on the NASDAQ Global Market for the one trading day prior to the date of delivery of the applicable draw down notice, multiplied by the closing price for such trading day, or (ii) $250,000.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived net proceeds of $1.2 million. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) each dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

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

During the period June 13, 2014 through September 30, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At September 30, 2014, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

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

Our flagship Cold-EEZE® Cold Remedy brand has generally outperformed the cough-cold category over the past several years. However, some retailers are reallocating shelf space away from the cough-cold category to other product categories. With cough-cold shelf space at a premium, opportunities in the future to introduce new Cold-EEZE® branded products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category. While management anticipates the growth potential in this category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® Cold Remedy brand name may be higher. Therefore, no assurance can be made that our new product efforts will be successful. We currently forecast that at least one product in this new category will begin shipping in 2015.

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations. Any challenge to our patent rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations thereby impacting liquidity and working capital during the course of our fiscal year.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

We face significant technological risks inherent in developing new products. We may be subject to delays and/or ultimately unable to successfully implement our business plan and strategy to develop and commercialize one or more non-prescription remedies and/or dietary supplements. The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our product, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions. As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable. Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

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

If as part of our annual review of goodwill and intangibles, we are required to write down all or a significant part of our goodwill and/or intangible assets, our net earnings and net worth could be materially adversely affected, which could affect our flexibility to obtain additional financing. In addition, if our assumptions used in preparing our valuations for purposes of impairment testing differ materially from actual future results, we may record impairment charges in the future and our financial results may be materially adversely affected. During the third quarter of fiscal 2014, our evaluation of the Company’s progress in its new product development pipeline and delays in Phusion product development caused management to reassess projections (including income projections) relied upon in its December 2013 assessment. Accordingly, management performed an impairment analysis for the period ended September 30, 2014 for certain intangible assets. As a consequence of our impairment assessment, we determined that a full impairment occurred of the intangible asset, licensed technology. As a consequence, for the three and nine months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

Readers should carefully review the risk factors described in other sections of this filing, our Annual Report on Form 10-K for the year ended December 31, 2013 as well as in other documents we file from time to time with the SEC.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

As of September 30, 2014, accrued advertising and other allowances included (i) $2.0 million for estimated future sales returns and (ii) $1.2 million for cooperative incentive promotion costs. As of December 31, 2013, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $1.3 million for cooperative incentive promotion costs. Additionally, as of September 30, 2014 and December 31, 2013, we included a provision for sales allowances of $89,000 and $128,000, respectively, which are reported as a reduction to sales and account receivables.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In June 2014, FASB issued new accounting guidance ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Companies should apply existing guidance in ASC 718, “Compensation - Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective as of January 1, 2016. Earlier adoption is permitted. We may apply the amendments in this update either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If a retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if a retrospective transition is adopted, we may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity's management should evaluate whether there are conditions or events that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our principal product, Cold-EEZE® Cold Remedy, and our ability to successfully develop and commercialize our new products within the cough-cold category or other categories such as dietary supplements;

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings.

PROPHASE LABS, INC.(formerly THE QUIGLEY CORPORATION) vs. Guy Quigley, Gary Quigley, Scanda Systems Limited, Scanda Systems LTD, Chilesha Holdings LTD, Kevin Brogan, Innerlight Holdings, Inc., George Longo, Graham Brandon AND Pacific Rim Pharmaceuticals LTD, and

GUY QUIGLEY VS. TED KARKUS, ROBERT V. CUDDIHY, JR., MARK BURNETT, MARK LEVENTHAL, MARK FRANK, LOUIS GLECKEL, MD, JAMES McCUBBIN AND PROPHASE LABS, INC. AS A NOMINAL DEFENDANT

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Settlement Agreement.”

Weisblum vs. PROPHASE LABS, INC.

On May 19, 2014, a putative class action complaint was filed by a consumer (the “Complainant”) against the Company, in the United States District Court, Southern District of New York.

The lawsuit, which purports to be brought as a class action on behalf of purchasers of certain products sold by the Company, alleges that the Company engaged in false and misleading marketing, advertising and sales with respect to such products. The Complainant seeks, among other things, certification of the case as a class action, a judgment against the defendants for damages in an amount to be determined by the court and/or jury, and an award of fees and expenses to plaintiffs and their attorneys. The Company believes the claims set forth in the lawsuit are entirely without merit and intends to defend against the lawsuit vigorously. Pre-trial discovery is on-going and at this time, no prediction as to the outcome of this action can be made.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion Labs, LLC (“Phusion”) joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the alleged Phosphagenics Entities’ breach of a certain amended and restated licenses agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. This matter is at its preliminary stage and at this time, no prediction as to the outcome of this action can be made.

Item 1A. Risk Factors.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of our Common Stock to Dutchess Opportunity Fund II, LP (“Dutchess”) under and pursuant to the 2012 Equity Line with Dutchess dated November 21, 2012, and we derived net proceeds of $1.2 million. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

During the period June 13, 2014 through September 30, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

(1)	Exhibit 4.1	Amended and Restated Rights Agreement by and between ProPhase Labs, Inc. and American Stock Transfer & Trust Company, LLC, dated as of June 18, 2014, which includes the Form of Right Certificate as Exhibit A (incorporated by reference to Exhibit 4.1 of the Company’s Current report on Form 8-K filed on June 19, 2014).

(2)	Exhibit 10.1	Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund, II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.1 of the Company’s Current report on Form 8-K filed on May 29, 2014).

(3)	Exhibit 10.2	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund, II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.2 of the Company’s Current report on Form 8-K filed on May 29, 2014).

(4)	Exhibit 10.3	Letter Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund, II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.3 of the Company’s Current report on Form 8-K filed on May 29, 2014).

(5)	Exhibit 10.4	Settlement Agreement dated as of August 15, 2014, consummated effective on September 4, 2014 (incorporated by reference to Exhibit 99.3 of the Company’s Current report on Form 8-K filed on September 10, 2014).

(6)	Exhibit 31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(7)	Exhibit 31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(8)	Exhibit 32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(9)	Exhibit 32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(10)	101	INS — XBRL Instance Document

(11)	101	SCH — XBRL Taxonomy Extension Schema Document

(12)	101	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

(13)	101	DEF — XBRL Taxonomy Extension Definition Linkbase Document

(14)	101	LAB — XBRL Taxonomy Extension Label Linkbase Document

(15)	101	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2014

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 13, 2014

