Form 10-K
period 2014-12-31
ProPhase Labs, Inc.
filed 2015-03-27
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $20,476,528 as of June 30, 2014, based on the closing price of the common stock on The NASDAQ Global Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 25, 2015

Common stock, $0.0005 par value per share: 15,892,296
Common share purchase rights:	-

DOCUMENTS INCORPORATED BY REFERENCE

Information set forth in Part III of this report is incorporated by reference to the registrant’s proxy statement for the 2015 annual meeting of stockholders.

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

Such risks and uncertainties include, but are not limited to:

•	The ability of our management to successfully implement our business plan and strategy;
•	Our ability to fund our operations including the cost and availability of capital and credit;
•	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
•	Our dependence on sales from our principal product, Cold-EEZE® Cold Remedy, and our ability to successfully develop and commercialize our new products within the cough-cold category or other categories such as dietary supplements;
•	Changes in our retail and distribution customers strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the cough/cold category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products;
•	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of an economic recovery, if any, and their impacts on our business including demand for our products;
•	Our ability to protect our proprietary rights;
•	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
•	Potential disruptions in our ability to manufacture our products or our access to raw materials;
•	Seasonal fluctuations in demand for our products;
•	Our ability to attract, retain and motivate our key employees;
•	Our ability to defend and prevail in a putative class action complaint which purports to be brought as a class action on behalf of purchasers of certain products sold by the Company, that alleges the Company engaged in false and misleading marketing, advertising and sales of such products; and
•	Other risks identified in this Report.

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold by 42%. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2013, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2013 Cold-EEZE® Plus Immune Support + Energy QuickMelts®. In Fiscal 2014 we began shipments in June 2014 of Cold-EEZE® Plus Natural Multi-Symptom QuickMelts®. Each of these new Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients.

Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For Fiscal 2014, 2013 and 2012, our revenues have come principally from our OTC cold remedy products. For Fiscal 2014 and 2013, our net sales for each period were related to markets in the United States.

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

Manufacturing Facility

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), produces our Cold-EEZE® Cold Remedy lozenges and other lozenge products in addition to performing operational tasks such as warehousing, customer order processing and shipping. Our PMI facility is located in Lebanon, Pennsylvania. Additionally, our PMI facility is a United States Food and Drug Administration (“FDA”) registered facility that engages in contract manufacturing and distribution activities. PMI also produces and sells therapeutic lozenges to unaffiliated third party retail, wholesale and distribution outlets.

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

The Cold-EEZE® Cold Remedy QuickMelts® product line is comprised of (i) Cold-EEZE® Daytime/Nighttime QuickMelts® (launched in Fiscal 2012) (ii) Cold-EEZE® Plus Immune Support + Energy QuickMelts® (launched in Fiscal 2013) and (iii) Cold-EEZE® Plus Multi-Symptom QuickMelts® (launched in Fiscal 2014). We also manufacture, market and distribute organic cough drops and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop, dietary supplements, and other OTC cold remedy products for third parties.

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

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion, a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Phusion joint venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Phusion joint venture.

Our Phusion joint venture has (i) an exclusive, royalty-free, world-wide (subject to certain limitations), paid-up license to exploit OTC drugs (and certain other products) that embody certain PSI Parent’s TPM-related patents and related know-how (collectively, the “PSI Technology”) and (ii) a non-exclusive, royalty-free, world-wide (subject to certain limitations) paid-up license to exploit certain compounds that embody the PSI Technology for use in a product combining one or more of such compounds with an OTC drug or in a product that is part of a regimen that includes the application of an OTC drug (see Note 9 to Notes to Consolidated Financial Statements).

Product Distribution and Customers

Our products are distributed through national chain, regional, specialty and local retail stores throughout the United States. Revenues for Fiscal 2014, 2013 and 2012 were $22.1 million, $25.0 million and $22.4 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores Inc (“Wal-Mart”) and CVS Health Corporation (“CVS”) accounted for approximately 18.9%, 16.9% and 11.3%, respectively, of our Fiscal 2014 revenues. Walgreens, Wal-Mart and CVS accounted for approximately 20.4%, 14.3% and 11.6%, respectively, of our Fiscal 2013 revenues. Walgreens, Wal-Mart and CVS accounted for approximately 19.3%, 13.8% and 13.4%, respectively, of our Fiscal 2012 revenues. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

In addition, we have entered into multiple broker, distributor and representative agreements with third parties which provide for commission compensation based on sales performance.

Research and Development

We have historically invested significantly in research and development activities. Our research and development costs for Fiscal 2014, 2013 and 2012 were $1.3 million, $824,000 and $1.3 million respectively. Our research and development initiatives have been principally focused on product line development and/or line extensions for OTC cold remedy products under the Cold-EEZE® brand.

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

Employees

At December 31, 2014, we employed 54 full-time employees and 1 part-time employee, the majority of which were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

Suppliers; Raw Materials

We derive our sales principally from our Cold-EEZE® Cold Remedy zinc gluconate products which are available in various forms– lozenges, oral spray and QuickMelts® – and various flavors for purchase by consumers at retail stores. We also produce private label lozenge products for sale to certain retail customers. We manufacture our zinc lozenge products at our Lebanon, Pennsylvania facility. The constituent raw materials and packaging used in the manufacture and presentation of these items are procured from various sources with additional suppliers having been identified in the event that alternatives are required. While the absence of a current raw materials or packaging source may cause short term interruption, we expect that identified alternative sources would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale. Certain products within our line of products such as Cold-EEZE® Cold Remedy Oral Spray and Cold-EEZE® Cold Remedy QuickMelts® are manufactured for us by third party contract manufacturers and while currently purchased from single sources, we have identified additional suppliers in the event that alternatives are required. We anticipate that if alternative supplies become necessary, they would fill our needs in a short time and any transition period would be mitigated by adequate levels of finished product available for sale.

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

Cough-cold category and product innovation

Our flagship Cold-EEZE® Cold Remedy brand is an established brand within the cough-cold category. However, some retailers are reallocating shelf space away from the cough-cold category to other product categories. With cough-cold shelf space at a premium, opportunities in the future to introduce new Cold-EEZE® branded products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category. While management anticipates the growth potential in this product category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name may be significant. Therefore, no assurance can be made that our new product efforts will be successful.

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

We will need to obtain additional capital to support long term product development and commercialization programs

Our ability to achieve and sustain operating profitability depends in large part on our ability to commence, execute and complete new and existing product innovation and commercialization and, if required, clinical programs to obtain regulatory approvals in the United States and elsewhere. We can give no assurance that we will be able to achieve such product innovation and commercialization, to obtain any required approvals or to achieve significant levels of sales.

The amount of capital that may be needed to complete product development initiatives will depend on many factors which may include but are not limited to (i) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, (ii) whether we elect to establish partnering arrangements for development, sales, manufacturing and marketing of such products, (iii) the level of future sales of OTC or dietary supplement products, and expense levels for marketing efforts, (iv) whether we can establish and maintain strategic arrangements for development, sales, manufacturing and marketing of our products, and (v) whether any or all of the options for our common stock, $0.0005 par value, (“Common Stock”) issued to employees of the Company are exercised and the timing and amount of these exercises.

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

We may not be able to access our Equity Line of Credit under commercially reasonable terms

On May 29, 2014 we executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) with Dutchess Opportunity Fund II LP (“Dutchess”) whereby, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months expiring May 2017.

In Fiscal 2014, we sold an aggregate of 2,561,520 shares of Common Stock to Dutchess under the 2012 Equity Line in which we derived net proceeds of $3.7 million. At March 15, 2015, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

To the extent that we do not generate sufficient cash from operations, we may need to access our 2014 Equity Line to finance our growth. Our 2014 Equity Line is limited and may not be sufficient to meet our capital requirements. If we need to seek other sources of capital, uncertainty in the credit markets and the potential impact on the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through our 2014 Equity Line on terms that we believe to be reasonable, or at all.

Our Equity Line with Dutchess may not be available to us if we elect to make a draw down

  Pursuant to the 2014 Equity Line, Dutchess is committed to purchase, subject to certain conditions, the remaining 438,480 shares of our Common Stock from time to time through May 2017.  Dutchess will not be obligated to purchase shares under the 2014 Equity Line unless certain conditions are met, which include, among others:  effectiveness of the registration statement; the continued listing of our stock on the NASDAQ Global Market; our compliance with our obligations under the purchase agreement and registration rights agreement entered into with Dutchess; the absence of injunctions or other governmental actions prohibiting the issuance of our Common Stock to Dutchess; the absence of violations of shareholder approval requirements with respect to such issuance of our common stock to Dutchess and the accuracy of representations and warranties made to Dutchess.  If we are unable to access funds through the 2014 Equity Line, we may be unable to access capital on favorable terms or at all.

Any draw downs under our 2014 Equity Line with Dutchess may result in dilution to our shareholders

  If we sell shares to Dutchess under the 2014 Equity Line, it will have a dilutive effect on the holdings of our current shareholders, and may result in downward pressure on the price of our Common Stock.  If we draw down amounts under the 2014 Equity Line, we will issue shares to Dutchess at a discount of 5% from the average price of our Common Stock.  If we draw down amounts under the 2014 Equity Line when our share price is decreasing, we will need to issue more shares to raise the same amount than if our stock price was higher.  Issuances in the face of a declining share price will have an even greater dilutive effect than if our share price were stable or increasing, and may further decrease our share price.

Instability and volatility in the financial markets could have a negative impact on our business, financial condition, results of operations and cash flows

In recent years, there has been substantial volatility in financial markets due at least in part to the global economic environment. In addition, there has been substantial uncertainty in the capital markets and access to financing is uncertain. Moreover, customer spending habits may be adversely affected by the current economic environment and prevailing high unemployment/under employment rates in the United States.  These conditions could have an adverse effect on our industry and business, including our access to funding sources, demand for our products and our customers’ ability to continue to purchase our products, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

We have a concentration of sales to and accounts receivable from several large retail customers

Although we have a broad range of retail customers that includes many national chain, regional, specialty and local retail stores, our five largest customers accounted for a significant percentage of our sales, approximately 58% of total revenues for Fiscal 2014. For Fiscal 2013, five of our largest customers accounted for a significant percentage of our sales, approximately 57% of total revenues. In addition, retail customers comprising the five largest accounts receivable balances represented 67% and 68% of total accounts receivable balances at December 31, 2014 and 2013, respectively. We extend credit to retail customers based upon an evaluation of their financial condition and credit history, and collateral is not generally required. If one or more of these large retail customers cannot pay, the write-off of their accounts receivable could have a material adverse effect on our operations and financial condition. The loss of sales to any one or more of these large retail customers would also have a material adverse effect on our financial condition, results of operations and cash flows.

Retail customer’s strategic business plans may negatively influence the distribution of our products to consumer

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

Our future success depends on the continued sales of our principal product

For Fiscal 2014 and 2013, our cold remedy products, principally Cold-EEZE® Cold Remedy, represented approximately 95% and 94%, respectively, of our total sales. Accordingly, we depend on the continued acceptance of Cold-EEZE® Cold Remedy products by our customers. Our investments in and strategies used for our brand marketing are critical to achieve brand awareness with current consumers, educate potential new consumers and convert potential consumers into customers. However, there can be no assurance that Cold-EEZE® Cold Remedy products will continue to receive, maintain or increase market acceptance. The inability to successfully commercialize Cold-EEZE® Cold Remedy products in the future and/or expand its product line, for any reason, would have a material adverse effect on our financial condition, prospects and ability to continue operations.

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

We have a history of losses and limited working capital

We have experienced net losses for each of the four of the past five fiscal years. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. As of December 31, 2014, we had working capital of approximately $8.2 million which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2016. Our ability to fund working capital needs will depend on our ability to generate cash in the future.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations. For these reasons, we may not be able to use a material portion of the NOLs reflected on our balance sheet, even if we attain profitability.

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

We are involved in litigation matters

We are, from time-to-time, subject to various legal proceedings and claims, either asserted or unasserted. Any such claims, whether with or without merit, can be time-consuming and expensive to defend and can divert management's attention and resources. Furthermore, there is no assurance that the outcome of all current or future litigation will not have a material adverse effect on us.

Two purported class action lawsuits have been filed against us and our CEO, as described under "Part I, Item 3, Legal Proceedings". As described under "Part I, Item 3, Legal Proceedings", on October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association. This demand for arbitration pertains to our Phusion Labs, LLC (“Phusion”) joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the alleged Phosphagenics Entities’ breach of licenses agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion.

We also have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors. See “We have agreed to indemnify our Officers and Directors from liability.” Although we have purchased liability insurance for our directors and officers, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. If the cost of our liability insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

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

Our stock price is volatile

The market price of our Common Stock has experienced significant volatility. From January 1, 2014 to March 25, 2015, the closing price of our stock has ranged from $1.25 to $2.25 per share. There are several factors which could affect the price of our Common Stock, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation or general conditions in the market for our products. Sales of a substantial number of shares by existing stockholders could also have an adverse effect on the market price of our Common Stock.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of the Common Stock and our ability to raise funds in new stock offerings

Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock. As of March 25, 2015, we had 15,892,296 shares of Common Stock outstanding.

As of March 25, 2015, there are outstanding options, which are fully vested, to purchase an aggregate of 1,476,750 shares of our Common Stock at an average exercise price of $1.37 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our officers and directors own a substantial amount of our Common Stock

As of March 25, 2015, our executive officers and directors beneficially owned approximately 25.6% of our Common Stock. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our officers and directors could be in conflict with the interests of other shareholders. Accordingly, a shareholder’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Events – Settlement Agreement.”

Eli Weisblum and James Loren Gibbs v. Prophase Labs, Inc. and Theodore Karkus and James Loren Gibbs v. Prophase Labs, INC.

On May 19, 2014, a putative class action complaint was filed by a consumer (the “Complainant”) against the Company and our Chief Executive Officer, in the United States District Court, Southern District of New York. On February 25, 2015, a putative class action complaint was filed by another consumer (the “Second Complainant”) against the Company, in the United States District Court, Northern District of California.

These lawsuits, which purports to be brought as a class action on behalf of purchasers of certain products sold by the Company, alleges that the Company engaged in false and misleading marketing, advertising and sales with respect to such products. The Complainant and the Second Complainant seek, among other things, certification of the case as a class action, a judgment against the defendants for damages in an amount to be determined by the court and/or jury, and an award of fees and expenses to plaintiffs and their attorneys.

Both of these cases were settled and are pending dismissal with prejudice pursuant to a confidential settlement agreement reached among and between the parties as of March 23, 2015. The settlement agreement was reached after the parties had engaged in significant pre-trial discovery.  The Company determined to enter into this settlement agreement in order to allow the Company and its management team to focus their attention and resources towards the continued growth and operations of the Company.  The terms of the settlement were not material to the Company.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against the Phosphagenics Entities. We have raised certain claims based upon the alleged Phosphagenics Entities’ breach of a certain amended and restated licenses agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. This matter is at its preliminary stage and at this time, no prediction as to the outcome of this action can be made.

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

Market Information

Our Common Stock is currently traded on The NASDAQ Global Market under the trading symbol “PRPH.” The price set forth in the following table represents the high and low closing bid prices for our Common Stock for each quarter of the Fiscal 2014 and 2013, as reported on The NASDAQ Global Market.

Common Stock

	2014		2013
Quarter Ended	High	Low	High	Low

March 31,	$2.25	$1.66	$2.25	$1.40
June 30,	$2.05	$1.50	$1.72	$1.42
September 30,	$1.68	$1.38	$2.25	$1.42
December 31,	$1.50	$1.25	$2.31	$1.52

Holders

As of March 23, 2015, there were approximately 225 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

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

Warrants and Options

In addition to our outstanding Common Stock, there were reserved for issuance 1,476,750 shares of our Common Stock underlying outstanding unexercised and vested options as of December 31, 2014 at the price-per-share stated and expiration date indicated, as follows:

	Number of	Exercise
Description	Options	Price	Expiration Date

Option Plan	26,500	$13.80	December 11, 2015
Option Plan	935,000	$1.00	December 14, 2017
Option Plan	56,250	$1.08	May 28, 2018
Option Plan	15,000	$0.87	November 5, 2018
Option Plan	75,000	$1.17	December 18, 2018
Option Plan	202,750	$1.65	December 18, 2019
Option Plan	11,250	$1.36	December 20, 2019
Option Plan	7,500	$1.48	April 9, 2020
Option Plan	147,500	$1.39	April 20, 2020
Total	1,476,750

Securities Authorized Under Equity Compensation

The following table sets forth certain information regarding stock option and warrant grants made to employees, directors and consultants:

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (A)	Weighted Average Exercise Price of Outstanding Options (B)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A) ( C )

Equity Plans Approved by Security Holders (1,2,3)	1,739,500	$1.40	167,467

(1)        An incentive stock option plan was instituted in Fiscal 1997 (the “1997 Plan”) and approved by the stockholders in Fiscal 1998. Options pursuant to the 1997 Plan have been granted to directors, executive officers and employees. At December 31, 2014, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. An aggregate of 26,500 stock options previously granted pursuant to the terms of the 1997 Plan remain available for exercise at any time prior to such options’ respective expiration date.

(2)        On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan, which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by our shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued is equal to 1.6 million shares plus up to 900,000 shares that were authorized for issuance but unissued under the 1997 Plan, an aggregate of 2.5 million shares. All of our employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan. Consultants and advisors who perform services for us are also eligible to participate in the 2010 Plan. At December 31, 2014, we have outstanding 1,713,000 stock options, subject to vesting, under the 2010 Plan. For Fiscal 2014, we charged to operations $472,000 for compensation expense for the fair value of the vested portion of the stock options (see Note 5 to Notes to Consolidated Financial Statements). At December 31, 2014, there are 19,659 shares of Common Stock that may be issued in the future pursuant to the 2010 Plan.

(3)        On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by our shareholders on May 6, 2013. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the year ended December 31, 2014, 28,327 shares of our Common Stock were granted. At December 31, 2014, there are 147,808 shares of Common Stock that may be issued pursuant to the 2010 Directors Equity Compensation Plan.

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

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

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

Under the 2014 Equity Line the purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of the Company’s Common Stock during the one trading day immediately following our put notice. The Company has the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to the Company; however, in the Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, Dutchess will not be obligated to purchase shares if Dutchess’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

During the period June 13, 2014 through December 31, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At December 31, 2014, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

Other Stock Issuances

In December 2014, we issued 300,000 shares of our Common Stock valued at $1.31 per share for an aggregate of $393,000, as payment for a portion of the litigation costs incurred prior to December 31, 2014 related to the Settlement Agreement (defined below). The 300,000 shares of our Common Stock were issued pursuant to an exemption from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act. The Settlement Agreement fully resolved certain legal cases including ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2010-08227; ProPhase Labs, Inc. v. Quigley, et al., Court of Common Pleas of Bucks County, Pennsylvania, Civ. A. No. 2011-09815; the appeal filed by the plaintiff in the matter Quigley v. ProPhase Labs. Inc.’s Officers and Directors, el al, Court of Common Pleas of Philadelphia County, December Term, 2011, No. 111200409; together with certain ancillary litigation (see Note 8 to Notes to Consolidated Financial Statements).

Item 6.	Selected Financial Data

The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2014, 2013, 2012 2011 and 2010. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2014	2013	2012	2011	2010
Statement of Income Data:
Net sales	$22,070	$25,032	$22,406	$17,453	$14,502
Gross profit	$14,179	$16,671	$14,252	$11,282	$8,830
Income (loss) from operations	$(7,834)	$405	$(1,091)	$(2,710)	$(3,501)
Net income (loss)	$(7,834)	$405	$(1,091)	$(2,710)	$(3,501)

Basic income (loss) per share	$(0.47)	$0.03	$(0.07)	$(0.18)	$(0.25)
Diluted income (loss) per share	$(0.47)	$0.03	$(0.07)	$(0.18)	$(0.25)

Weighted average shares outstanding:
Basic	16,773	15,839	14,843	14,817	14,285
Diluted	16,773	16,276	14,843	14,817	14,285

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Working capital	$8,217	$6,655	$5,809	$5,342	$7,521
Total assets	$16,057	$17,420	$16,661	$19,079	$21,695
Other long term obligations	$100	$200	$300	$-	$-
Stockholders’ equity	$10,716	$12,596	$11,451	$11,226	$13,460

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Business. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health products that are offered to the general public. We are also engaged in the research and development of potential natural based health products along with supplement and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of over-the-counter (“OTC”) cold remedy products to consumers through national chain, regional, specialty and local retail stores. One flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold by 42%. Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2014, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2014, Cold-EEZE® Cold Remedy Plus Multi-Symptom QuickMelts® for cold and flu. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. For Fiscal 2014, 2013 and 2012, our revenues from continuing operations have come principally from our OTC cold remedy products.

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

The Settlement Agreement amicably resolved these matters and provided, in part, that the parties adverse to the Company in the two Bucks County cases (i) returned to the Company 3,896,764 shares of the Company’s Common Stock for which they are listed as the record owners to the Company; and (ii) paid $440,000 to the Company. In addition, the Company paid $500,000 to the benefit of one of the defendants and $37,000 to a third party, to defray certain costs and expenses associated with the Settlement Agreement. Exclusive of legal related costs, the payments received and the payments made pursuant to the Settlement Agreement resulted in a net charge to administration expense of $97,000 for Fiscal 2014. Pursuant to the Settlement Agreement, the parties also have agreed to (i) a mutual release of all claims, (ii) a standstill agreement whereby, for a period of ten years, the adverse parties will not acquire Company shares, and (iii) the dismissal of all pending litigation involving the Company, its directors and affiliates on the one hand, and the other parties. Management believes the Settlement Agreement will allow the Company and its management team to focus more time, attention and resources towards the continued growth and operations of the Company.

The 3,896,764 shares of Common Stock received pursuant to the terms of the Settlement Agreement were recorded as treasury stock and as an additional contribution to our additional paid-in capital, valued at $5.1 million, or $1.31 per share, representing the fair value of the shares at September 4, 2014.

Product Development

Our flagship Cold-EEZE® Cold Remedy brand has generally performed well within the cough-cold category over the past several years. However, some retailers are reallocating shelf space away from the cough-cold category to other product categories. With cough-cold shelf space at a premium, opportunities in the future to introduce new Cold-EEZE® branded products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category. While management anticipates the growth potential in this category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name may be higher. Therefore, no assurance can be made that our new product efforts will be successful. We currently expect that at least one product in this new category will begin shipping in late Fiscal 2015 or early Fiscal 2016.

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

During the third quarter of Fiscal 2014, our evaluation of the Company’s progress in its new product development pipeline and delays in Phusion product development caused management to reassess projections (including income projections) relied upon in December 2013. Accordingly, management performed an impairment analysis for the period ended September 30, 2014 for the licensed technology. As a consequence of our impairment assessment, we determined that a full impairment occurred of the intangible asset, licensed technology. As a consequence, we charged to operations a $3.6 million impairment charge during the third quarter of Fiscal 2014.

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association. This demand for arbitration pertains to the Phusion joint venture and the matter is against the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. This matter is at its preliminary stage and at this time, no prediction as to the outcome of this action can be made.

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

Income Taxes

As of December 31, 2014, we have net operating loss carry-forwards of approximately $38.6 million for federal purposes that will expire beginning in Fiscal 2020 through 2033. Additionally, there are net operating loss carry-forwards of $20.1 million for state purposes that will expire beginning in Fiscal 2018 through 2033. Until sufficient taxable income to offset the temporary timing differences attributable to operations, and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided. As a consequence of the accumulated losses of the Company, we believe that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

Results of Operations

Fiscal 2014 compared with Fiscal 2013

Net sales for Fiscal 2014 decreased $2.9 million, or 11.8%, to $22.1 million as compared to $25.0 million for Fiscal 2013. The decrease in net sales from Fiscal 2013 to Fiscal 2014 is principally due to the net effects of (i) a reduction in promotional display programs shipped due principally to certain retail customers reducing their allocation of display space for the cough-cold category, (ii) an increase in our cooperative incentive promotion and coupon costs, which are recorded as a reduction to our revenues, offset by (iii) an increase in shipments of our QuickMelts® products. In addition, net sales of our contract manufacturing operations decreased $433,000 in Fiscal 2014 to $1.4 million as compared to $1.8 million in Fiscal 2013 due to fluctuations in contract manufacturing orders from non-related third party entities to produce lozenge-based products.

Cost of sales for Fiscal 2014 were $7.9 million as compared to $8.4 million for Fiscal 2013. For Fiscal 2014 and Fiscal 2013, we realized a gross margin of 64.2% and 66.6%, respectively. The decrease of 2.4% in gross margin from the prior period is principally due to (i) an increase in our cooperative incentive promotion and coupon costs and (ii) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales, (iii) fluctuations in our product mix shipped from period to period and (iv) the initial expenses incurred as a consequence of a packaging transition to a slightly narrower package of our Cold-EEZE® Cold Remedy lozenges at certain retail accounts to obtain additional/new distribution of our Cold-EEZE® Cold Remedy QuickMelts® products for Fiscal 2014. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2014 decreased $573,000 to $9.0 million as compared to $9.5 million for Fiscal 2013. The decrease in sales and marketing expense for Fiscal 2014 as compared to Fiscal 2013 was principally due to a decrease in advertising expenditures as we managed the scope and timing of our media and product promotion advertising campaigns from period to period. We continue to make significant, strategic marketing investments in an effort to build and grow the sales of our OTC cold remedy products.

General and administrative (“G&A”) expenses increased $2.2 million for Fiscal 2014 to $8.1 million as compared to $5.9 million in Fiscal 2013. The increase in G&A expense for Fiscal 2014 as compared to Fiscal 2013 was primarily due to an increase in professional and legal fees related to certain, now resolved, litigation matters, and in personnel expenses.

Research and development costs for Fiscal 2014 and 2013 were $1.3 million and $824,000, respectively. The increase of $498,000 in research and development costs for Fiscal 2014 as compared to Fiscal 2013 was principally due an increase in the scope, timing, cost and amount of research and development activity from period to period. Additionally, we continue to engage in other research and development activities that we determine are appropriate and we may increase our research and development activities in future periods.

As a consequence of our impairment assessment, we determined that a full impairment occurred of the Phusion intangible asset, license technology. As a consequence, for Fiscal 2014 we charged to operation a $3.6 million impairment charge.

Interest and other income for Fiscal 2014 and 2013 was $4,000 and $2,000 respectively. Interest expense for Fiscal 2014 was $10,000 as compared to $13,000 for Fiscal 2013 as a consequence of interest paid pursuant to the terms of the Godfrey Settlement Agreement consummated in December 2012.

As noted above, we have net operating loss carry-forwards for both federal and certain states. As a consequence of these loss carry-forwards, we did not incur income tax expense for Fiscal 2014 or Fiscal 2013.

As a consequence of the effects of the above, the net loss for Fiscal 2014, was $7.8 million, or ($0.47) per share, as compared to a net income of $405,000, or $0.03 per share, for Fiscal 2013.

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

In Fiscal 2012 as a result of the Godfrey Settlement Agreement, we realized $1.0 million benefit as a consequence of a reduction of the previously recorded accrued royalties and commission obligation of $3.5 million. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark.

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

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2014 were $2.9 million as compared to $1.6 million at December 31, 2013. Our working capital was $8.2 million and $6.7 million as of December 31, 2014 and December 31, 2013, respectively. Changes in working capital for Fiscal 2014 were principally due to the net effect of (i) cash used in operations of $3.2 million comprised principally of (a) net loss of $7.8 million, inclusive of the non-cash charges of (x) $3.6 million impairment (y) $1.0 million share based compensation and stock grants and (b) an increase in accrued advertising of $838,000, (c) increase to inventory of $771,000 (d) increase to accounts receivable of $517,000, (ii) capital expenditures of $312,000 and (iii) the installment payment of $100,000 pursuant to the terms of the Godfrey Settlement Agreement, offset by (iv) net proceeds of $4.9 million from the sales of our Common Stock.

2012 Equity Line of Credit

On November 21, 2012, we entered into the 2012 Equity Line with Dutchess whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 2,500,000 shares of our Common Stock, over a period of 36 months following the effectiveness of the registration statement registering the resale of shares purchased by Dutchess. We also terminated the 2012 Equity Line as of May 28, 2014.

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line.  We derived approximately $1.1 million in net proceeds through the usage of the 2012 Equity Line of which we received $839,000 of such proceeds prior to December 31, 2012 and $230,000 which we received on January 4, 2013. In March 2013 and December 2013, we sold an aggregate of 125,000 and 164,474 shares of our Common Stock, respectively, under and pursuant to the 2012 Equity Line and derived net proceeds of $195,000 and $250,000, respectively. We have included in receivables $250,000 derived from the December 2013 sale of shares; we received the proceeds on January 8, 2014. During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived net proceeds of $1.2 million. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

2014 Equity Line of Credit

The Company and Dutchess executed the 2014 Equity Line dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014. See Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – 2014 Equity Line of Credit for more information about the terms and conditions of the 2014 Equity Line.

During the period June 13, 2014 through December 31, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At December 31, 2014, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

As a consequence of the seasonally of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of December 31, 2014, we had working capital of approximately $8.2 million and 438,480 shares of Common Stock available for sale under the 2014 Equity line. We believe our current working capital and available 2014 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2016.

Our future contractual obligations and commitments at December 31, 2014 consist of the following (in thousands):

		Godfrey
	Employment	Settlement
Year	Contracts	Agreement	Total
2015	$1,025	$100	$1,125
2016	1,025	100	1,125
2017	1,025	-	1,025
2018	-		-
2019	-	-	-
Total	$3,075	$200	$3,275

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2014 and 2013 (in thousands):

Amount
Return provision at December 31, 2012	$1,292
Net change in the return provision Fiscal 2013	227
Return provision at December 31, 2013	1,519
Net change in the return provision Fiscal 2014	(1)
Return provision at December 31, 2014	$1,518

For Fiscal 2014, 2013 and 2012, net sales of products with limited shelf-life and expiration dates were $5.1 million, $4.3 million and $3.2 million, respectively.

For Fiscal 2014, the return provision decreased by $1,000. The decrease in the return provision was principally due to (i) a charge of $1.2 million, including $571,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.2 million associated principally with Fiscal 2014 and Fiscal 2013 received and processed during Fiscal 2014.

For Fiscal 2013, the return provision increased by $227,000. The increase in the return provision was principally due to (i) a charge of $1.4 million, including $534,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.2 million associated principally with Fiscal 2013 and Fiscal 2012 received and processed during Fiscal 2013.

A one percent deviation for these sales allowance provisions for the Fiscal 2014, 2013 and 2012 would affect net sales by approximately $278,000, $303,000 and $274,000, respectively. A one percent deviation for cooperative incentive promotions reserve provisions for Fiscal 2014, 2013 and 2012 could affect net sales by approximately $263,000, $285,000 and $260,000, respectively.

Effect of Recent Accounting Pronouncements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ProPhase Labs, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/S/ EisnerAmper LLP

Iselin, New Jersey

March 27, 2015

PROPHASE LABS, INC AND SUBSIDARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents (Note 2)	$2,926	$1,638
Accounts receivable, net (Note 2)	5,836	5,319
Inventory (Note 2)	3,292	2,521
Prepaid expenses and other current assets (Note 2)	1,404	1,801
Total current assets	13,458	11,279

Property, plant and equipment, net of accumulated depreciation of $4,341 and $4,064, respectively (Note 3)	2,599	2,564
Intangible asset, licensed technology (Note 9)	-	3,577
	$16,057	$17,420

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$667	$1,011
Accrued advertising and other allowances (Note 2)	3,685	2,847
Other current liabilities (Note 4)	889	766
Total current liabilities	5,241	4,624

Other long term obligation (Note 8)	100	200
Total long term liabilities	100	200

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY
Common stock, $.0005 par value; authorized 50,000,000; issued: 25,125,113 and 21,437,059 shares, respectively (Note 5)	13	11
Additional paid-in-capital	54,664	43,607
Accumulated deficit	(13,219)	(5,385)
Treasury stock, at cost, 9,232,817 and 5,336,053 shares, respectively (Note 5)	(30,742)	(25,637)
	10,716	12,596
	$16,057	$17,420

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2014	2013	2012

Net sales (Notes 2 and 11)	$22,070	$25,032	$22,406
Cost of sales (Note 2)	7,891	8,361	8,154
Gross profit	14,179	16,671	14,252

Operating expenses:
Sales and marketing	8,965	9,538	8,946
Administrative	8,143	5,893	6,127
Research and development (Note 2)	1,322	824	1,301
Settlement benefit (Note 5)	-	-	(1,024)
Impairment Charge (Note 9)	3,577	-	-
Total operating expense	22,007	16,255	15,350

Income (loss) from operations	(7,828)	416	(1,098)
Interest income	4	2	7
Interest expense	(10)	(13)	-
Income (loss) from operations before taxes	(7,834)	405	(1,091)

Income tax (benefit) (Note 7)	-	-	-
Net income (loss)	$(7,834)	$405	$(1,091)

Basic income (loss) per share:
Net income (loss)	$(0.47)	$0.03	$(0.07)

Diluted income (loss) per share:
Net income (loss)	$(0.47)	$0.03	$(0.07)

Weighted average common shares outstanding:
Basic	16,773	15,839	14,843
Diluted	16,773	16,276	14,843

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares Outstanding,		Additional	Retained
	Net of Shares of	Par	Paid-In	Earnings	Treasury
	Treasury Stock	Value	Capital	(Deficit)	Stock	Total

Balance at December 31, 2011	14,825,583	$10	$41,552	$(4,699)	$(25,637)	$11,226
Net loss				(1,091)		(1,091)
Share-based compensation expense			153			153
Common stock granted pursuant to an employment agreement	10,757		93			93
Common stock issued (Note 5)	883,722	1	1,069			1,070
Balance at December 31, 2012	15,720,062	11	42,867	(5,790)	(25,637)	11,451

Net income				405		405
Proceeds from exercise of stock options	25,000		27			27
Share-based compensation expense			160			160
Common stock granted pursuant to a compensation plan	66,470		109			109
Common stock issued (Note 5)	289,474		444			444

Balance at December 31, 2013	16,101,006	11	43,607	(5,385)	(25,637)	12,596

Net loss				(7,834)		(7,834)
Share-based compensation expense			472			472
Common stock issued for services performed (Note 5)	300,000		393			393
Common stock granted pursuant to a compensation plan	128,327		179			179
Common stock issued (Note 5)	3,259,727	2	4,908			4,910
Treasury stock acquired puruant to a settlement agreement (Note 5)	(3,896,764)		5,105		(5,105)	-

Balance at December 31, 2014	15,892,296	$13	$54,664	$(13,219)	$(30,742)	$10,716

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net (loss) income	$(7,834)	$405	$(1,091)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	277	243	252
Gain on the sale of fixed assets	(6)	-	-
Reduction of payment obligation, settlement benefit	-	-	(1,024)
Impairment charge	3,577	-	-
Share-based compensation expense	1,044	269	246
Changes in operating assets and liabilities:
Accounts receivable	(517)	90	(2,190)
Inventory	(771)	(470)	637
Prepaid expenses and other assets	397	886	(940)
Accounts payable	(344)	(285)	411
Accrued advertising and other allowances	838	87	(199)
Accrued royalties and commissions	-	-	(2,100)
Other operating assets and liabilities, net	123	(88)	269
Net cash provided by (used in) operating activities	(3,216)	1,137	(5,729)

Cash flows from investing activities:
Capital expenditures	(312)	(442)	(310)
Proceeds from the sale of fixed assets	6	-	-
Net cash flows used in investing activities	(306)	(442)	(310)

Cash flows from financing activities:
Proceeds from the exercise of stock options	-	27	-
Proceeds from issuance of common stock	4,910	444	1,070
Payment of long term obligation	(100)	(100)	-
Net cash provided by financing activities	4,810	371	1,070

Net increase (decrease) in cash and cash equivalents	1,288	1,066	(4,969)

Cash and cash equivalents at beginning of year	1,638	572	5,541

Cash and cash equivalents at end of year	$2,926	$1,638	$572

Supplemental disclosures of cash flow information:
Treasury stock acquired pursuant to a settlement agreement	$5,105	$-	$-
Interest paid	$10	$13	$-
Common stock issued, in lieu of cash, as payment for service	$393	$-	$-

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

The Cold-EEZE® Cold Remedy QuickMelts® product line is comprised of (i) Cold-EEZE® Daytime/Nighttime QuickMelts® (launched in Fiscal 2012), (ii) Cold-EEZE® Plus Immune Support + Energy QuickMelts® (launched in Fiscal 2013) and (iii) Cold-EEZE® Plus Multi-Symptom QuickMelts® (launched in Fiscal 2014). We also manufacture, market and distribute organic cough drops and a Vitamin C supplement (“Organix”) and perform contract manufacturing services of cough drop and other OTC cold remedy products for third parties.

Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For Fiscal 2014, 2013 and 2012, our revenues have come principally from our OTC cold remedy products. For Fiscal 2014 and 2013, our net sales for each period were related to markets in the United States.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly owned subsidiaries and Phusion Laboratories LLC (“Phusion”), a variable interest entity (see Note 9). All intercompany transactions and balances have been eliminated.

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

As a consequence of the seasonally of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of December 31, 2014, we had working capital of approximately $8.2 million and 438,480 shares of Common Stock available for sale under the 2014 Equity line. We believe our current working capital and available 2014 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2016.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

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

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At December 31, 2014 and 2013, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $797,000 and $635,000, respectively. The components of inventory are as follows (in thousands):

	December 31,
	2014	2013

Raw materials	$798	$434
Work in process	418	164
Finished goods	2,076	1,923
	$3,292	$2,521

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2014, our cash was $2.9 million and our bank balance was $3.1 million. Of the total bank balance, $626,000 was covered by federal depository insurance and $2.4 million was uninsured.

Trade accounts receivable potentially subjects us to credit risk. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many national chain, regional, specialty and local retail stores (see Note 11). During Fiscal 2014, 2013 and 2012, effectively all of our net revenues were related to domestic markets.

Our revenues are principally generated from the sale of OTC cold remedy products which approximated 94%, 94% and 95% of total revenues for Fiscal 2014, 2013 and 2012, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products.

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

As of December 31, 2014 and 2013, we included a provision for sales allowances of $129,000 and $128,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of December 31, 2014 include $1.5 million for estimated future sales returns and $2.1 million for cooperative incentive promotion costs. As of December 31, 2013, accrued advertising and other allowances include $1.5 million for estimated future sales returns and $1.3 million for cooperative incentive promotion costs.

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

Stock and stock options for purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. In Fiscal 2014, 2013 and 2012, we charged to operations $1.0 million, $269,000 and $246,000, respectively, for share-based compensation expense for the aggregate fair value of stock and stock grants issued, and vested stock options earned.

Variable Interest Entity

The Joint Venture, of which we own a 50% membership interest, qualifies as a variable interest entity (“VIE”) and we have consolidated the Phusion joint venture beginning with the quarter ended March 31, 2010 (see Note 9).

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion costs incurred for Fiscal 2014, 2013 and 2012 were $10.9 million, $10.8 million and $10.2 million, respectively. At December 31, 2014 and 2013, prepaid expenses and other current assets included $885,000 and $1.3 million, respectively, relating to prepaid deposits for advertising and promotion programs scheduled principally for the first quarter of Fiscal 2015 and 2014, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Research and Development

Research and development costs are charged to operations in the period incurred. Expenditures for Fiscal 2014, 2013 and 2012 were $1.3 million, $824,000 and $1.3 million, respectively. For Fiscal 2014, Fiscal 2013 and Fiscal 2012, research and development costs are related principally to new product development initiatives and costs associated with OTC cold remedy products.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net current and non-current deferred tax asset is being provided (see Note 7).

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

NOTE 3 – PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2014	2013	Estimated Useful Life

Land	$504	$504
Buildings and improvements	3,016	2,852	10 - 39 years
Machinery and equipment	2,933	2,812	3 - 7 years
Computer software	291	271	3 years
Furniture and fixtures	196	189	5 years
	6,940	6,628

Less: Accumulated depreciation	4,341	4,064
	$2,599	$2,564

Depreciation expense for Fiscal 2014, 2013 and 2012 was $277,000, $243,000 and $252,000, respectively.

NOTE 4 – OTHER CURRENT LIABILITIES

At December 31, 2014 and 2013, other current liabilities include $372,000 and $350,000, respectively, related to accrued compensation.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “1998 Rights Agreement”). The Plan was amended effective May 23, 2008 and further amended effective August 18, 2009. The 1998 Rights Agreement, as amended, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares. The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right, and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The 1998 Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms.

On June 10, 2014, the Board of Directors of the Company approved, and on June 18, 2014, the Company entered into, an Amended and Restated Rights Agreement with American Stock Transfer & Trust Company, LLC, as Rights Agent (the “2014 Rights Agreement”), which amends and restates the 1998 Rights Agreement, as amended. The Rights Agreement modifies the existing terms of the 1998 Rights Agreement, as amended, in the following ways: (i) the expiration date of rights issued pursuant to the Rights Agreement (the “Rights”) is extended to June 18, 2024, (ii) the limited exemption for Guy Quigley from the definition of “Acquiring Person” is decreased to his ownership as reported in the Company’s proxy statement for the 2014 annual meeting of shareholders, or any lesser amount he subsequently owns, (iii) an exemption was added for Ted Karkus, our Chairman and Chief Executive Officer, to acquire up to 20% of the Company’s Common Stock, (iv) the redemption price for the Rights was decreased from $0.01 per Right to $0.0001 per Right, and (v) certain other changes were made for the sake of clarity and consistency.

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

The Settlement Agreement amicably resolved these matters and provided, in part, that the parties adverse to the Company in the two Bucks County cases (i) returned to the Company 3,896,764 shares of the Company’s Common Stock for which they are listed as the record owners to the Company; and (ii) paid $440,000 to the Company. In addition, the Company paid $500,000 to the benefit of one of the defendants and $37,000 to a third party, to defray certain costs and expenses associated with the Settlement Agreement. Exclusive of legal related costs, the payments received and the payments made pursuant to the Settlement Agreement resulted in a net charge to administrative expense of $97,000 for Fiscal 2014. Pursuant to the Settlement Agreement, the parties also have agreed to (i) a mutual release of all claims, (ii) a standstill agreement whereby, for a period of ten years, the adverse parties will not acquire Company shares, and (iii) the dismissal of all pending litigation involving the Company, its directors and affiliates on the one hand, and the other parties.

The 3,896,764 shares of Common Stock received pursuant to the terms of the Settlement Agreement were recorded as treasury stock and as an additional contribution to our additional paid-in capital, valued at $5.1 million, or $1.31 per share, representing the fair value of the shares at September 4, 2014.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

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

In December 2012, we sold an aggregate of 883,722 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line.  We derived approximately $1.1 million in net proceeds through the usage of the 2012 Equity Line of which we received $839,000 of such proceeds prior to December 31, 2012 and we have included in receivables the balance of $230,000 which we received on January 4, 2013. In March 2013 and December 2013, we sold an aggregate of 125,000 and 164,474 shares of our Common Stock, respectively, under and pursuant to the 2012 Equity Line and derived net proceeds of $195,000 and $250,000, respectively. We have included in receivables $250,000 derived from the December 2013 sale of shares; we received the proceeds on January 8, 2014. During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived net proceeds of $1.2 million. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

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

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, the Company shall not be entitled to deliver another draw down notice. In addition, Dutchess will not be obligated to purchase shares if Dutchess’s total number of shares beneficially held at that time would exceed 4.99% of the number of shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

During the period June 13, 2014 through December 31, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At December 31, 2014, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, and provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan during Fiscal 2014, 2013 or 2012.

At December 31, 2014, we are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At December 31, 2014, there are 26,500 options outstanding under the 1997 Option Plan with an expiration date of December 2015.

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by our shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares. At December 31, 2014, there are 1,713,000 options outstanding under the 2010 Equity Compensation Plan (see “Stock Options” below).

Stock Options

All of the Company’s employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan. Consultants and advisors who perform services for the Company are also eligible to participate in the 2010 Plan. For Fiscal 2014, 2013 and 2012, we granted, 147,500, 420,500 and 15,000 options, respectively, to employees to acquire our Common Stock pursuant to the terms of 2010 Plan. Presented below is a summary of the terms of the grant of options:

	Year Ended December 31,
	2014	2013	2012
Number of options granted	147,500	420,500	15,000
Vesting period	none	2 - 3 years	3 years
Maximum term of option from date of grant	7 years	6 - 7 years	7 years
Exercise price per share	$1.39	$1.48 - $1.65	$1.36
Weighted average fair value per share of options granted during the year	$0.59	$0.56	$0.85

We used the Black-Scholes option pricing model during Fiscal 2014, 2013 and 2012 to determine the fair value of the stock options at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be a range between 2.5 to 6.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

Presented below is a summary of assumptions used in determining the fair value of the stock options at the date of grant:

	Year Ended December 31,
	2014	2013	2012
Expected option life	3.5 years	3.75 - 4.5 years	4.5 years
Weighted average risk free rate	0.10%	0.36%	0.75%
Dividend yield	0%	0%	0%
Expected volatility	52.43%	47.33% - 82.09%	83.06%

The fair value of the stock options at the time of the grant in Fiscal 2014, 2013 and 2012 was $87,000, $237,000 and $13,000, respectively. For Fiscal 2014 stock options granted were not subject to a vesting period. Additionally, the remaining vesting period for options originally issued in Fiscal 2010 of 200,000 was accelerated to be fully vested at December 31, 2014. The aggregate fair value of $217,000 for each of the stock options granted in Fiscal 2014 and the accelerated vesting period of previously issued options were charged to operations in Fiscal 2014. Each of the stock options granted for Fiscal 2013 and Fiscal 2012 were subject to vesting such that the fair value of the stock options granted is charged to operations over the vesting period. For Fiscal 2013 and 2012, we charged to operations $160,000 and $153,000, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

At December 31, 2014, of the options granted under the 2010 Equity Compensation Plan 1,450,250 were vested and 262,750 are subject to vesting. At December 31, 2014, there are 19,659 options available for grant to purchase shares of Common Stock that may be issued pursuant to the terms of the 2010 Plan.

A summary of the status of our stock options granted pursuant the 1997 Plan and the 2010 Plan as of December 31, 2014, 2013 and 2012 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2014		2013		2012
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Options outstanding - beginning of year	1,638	$1.60	1,307	$1.72	1,333	$1.88
Granted	148	1.39	420	1.64	15	1.36
Exercised	-	-	(25)	1.08	-	-
Cancelled	(46)	9.50	(64)	4.53	(41)	8.11
Options outstanding - end of year	1,740	$1.40	1,638	$1.60	1,307	$1.72

Options granted and subject to future vesting	263	$-	884	$1.32	719	$1.01

Exercisable, at end of year	1,477		1,085		588
Available for grant	20		262		-

The unrecognized share-based compensation expense related to the options granted but not vested, (options to acquire 262,750 shares) was $137,000 at December 31, 2014. These options subject to vesting (i) vest over the next 1 to 3 years, (ii) have a 6 to 7 year term from the date of grant, (iii) are exercisable at a weighted average price of $1.54 and (iv) the unrecognized share-based compensation expense is expected to be recognized over a weighted average period of 2.3 years.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION (CONTINUED)

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2013 (in thousands, except remaining life and per share data):

	Options Outstanding and Exercisable
		Weighted Average	Weighted Average
Range of	Number	Remaining	Exercise Price Per
Exercise Prices	Outstanding	Contractual Life	Share
$0.87 - $1.17	1,081	3.1	$1.01
$1.36 - $1.65	369	5.4	$1.53
$13.80	27	1.0	$13.80
Total	1,477		$1.37

The total intrinsic value of options exercised during Fiscal 2013 was $12,000. There were no options exercised during Fiscal 2014 or 2012. The aggregate intrinsic value of (i) options outstanding, (ii) options outstanding and expected to vest in the future and (iii) options outstanding and exercisable at December 31, 2014 was $472,000, $16,000 and $456,000, respectively.

Stock Option Exercises

There were no stock options exercised in Fiscal 2014 or 2012. For Fiscal 2013, we derived net proceeds of $27,000, as a consequence of the exercise of options to acquire 25,000 of our Common Stock pursuant to the terms of our 2010 Option Plan.

Stock Grants and Other Issuances

In December 2014, we issued 300,000 shares of our Common Stock valued at $1.31 per share for an aggregate of $393,000, as payment for a portion of the litigation costs incurred prior to December 31, 2014 related to the Settlement Agreement. The 300,000 shares of our Common Stock were issued pursuant to an exemption from registration under the Securities Act, by virtue of Section 4(2) of the Securities Act and by virtue of Rule 506 of Regulation D under the Securities Act.

In each of December 2014 and 2013, the Compensation Committee of the Board of Directors granted Mr. Karkus 100,000 shares and 50,000 shares of Common Stock, respectively, under the 2010 Plan valued at $139,000 and $82,000, respectively, as payment for a portion of his Fiscal 2014 and 2013 bonus, respectively.

The 2010 Directors Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013 the “2010 Directors’ Plan). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 425,000 shares. In Fiscal 2014, 2013 and 2012, we granted 28,327, 16,470 and zero shares, respectively, of our Common Stock valued at $41,000, $27,000 and zero, respectively, for director compensation. At December 31, 2014, there are 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

NOTE 6 – DEFINED CONTRIBUTION PLANS

We maintain the ProPhase Labs, Inc 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2014, 2013 and 2012 were $101,000, $100,000 and $104,000, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current
Federal	$-	$-	$-
State	-	-	-
	-	-	-
Deferred
Federal	(2,471)	1,216	(618)
State	(74)	(999)	1,377
	(2,545)	217	759
Total	$(2,545)	$217	$759

Income taxes from continuing operations before
valuation allowance	$(2,545)	$217	$759
Change in valuation allowance	2,545	(217)	(759)
Income tax (benefit)	-	-	-
Total	$-	$-	$-

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Statutory rate - federal	$(2,662)	$138	$(661)
State taxes, net of federal benefit	(51)	17	1,377
Permanent differences and other	168	62	43
Income tax from continuing operation before
valuation allowance	(2,545)	217	759

Change in valuation allowance	2,545	(217)	(759)

Income tax (benefit)	-	-	-
Total	$-	$-	$-

The components of permanent and other differences are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Permanent items:
Meals and Entertainment	$7	$7	$6
Return to provision adjustment	-	-	(46)
Charitable contributions	1	1	4
Share-based compensation expense for stock options granted (1)	160	54	79
	$168	$62	$43

(1)	This item relates to share-based compensation expense for financial reporting purposes not deducted for tax purposes until such options are exercised.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – INCOME TAXES (CONTINUED)

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012

Net operating loss and capital loss carryforward	$14,983	$13,569	$14,158
Consulting-royalty costs	39	80	121
Trademark	752	819	-
Investment in Phusion	(483)	(387)	-
Depreciation	(45)	(34)	60
Other	2,508	1,009	983
Valuation allowance	(17,754)	(15,056)	(15,322)
Total	$-	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2014, 2013 and 2012 was $2.7 million, $266,000 and $271,000, respectively. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.7 million are deferred and will be credited to additional-paid-in-capital when the NOL’s attributable to these exercises are utilized. As a result, these NOL’s will not be available to offset income tax expense. The net operating loss carry-forwards currently approximate $38.6 million for federal purposes will expire beginning in Fiscal 2020 through 2033. Additionally, there are net operating loss carry-forwards of $20.1 million for state purposes that will expire beginning in Fiscal 2018 through 2033.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Godfrey Settlement Agreement

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The annual installment of $100,000 plus accrued interest of $10,000 and $100,000 and accrued interest of $13,000 were paid in December 2014 and 2013, respectively. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. As a result of the Godfrey Settlement Agreement, we realized $1.0 million benefit due to the reduction of the previously recorded accrued royalties and commission obligation of $3.5 million. At December 31, 2014, each of other current liabilities and other long term obligation include $100,000 and $100,000, respectively, for the two remaining annual installment payments due in Fiscal 2015 and 2016, respectively.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Eli Weisblum and James Loren Gibbs v. Prophase Labs, Inc. and Theodore Karkus and James Loren Gibbs v. Prophase Labs, INC.

On May 19, 2014, a putative class action complaint was filed by a consumer (the “Complainant”) against the Company and our Chief Executive Officer, in the United States District Court, Southern District of New York. On February 25, 2015, a putative class action complaint was filed by another consumer (the “Second Complainant”) against the Company, in the United States District Court, Northern District of California.

Both of these cases were settled and are pending dismissal with prejudice pursuant to a confidential settlement agreement reached among and between the parties as of March 23, 2015. The settlement agreement was reached after the parties had engaged in significant pre-trial discovery.  The Company determined to enter into this settlement agreement in order to allow the Company and its management team to focus their attention and resources towards the continued growth and operations of the Company.  The terms of the settlement were not material to the Company.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the alleged Phosphagenics Entities’ breach of a certain amended and restated licenses agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. This matter is at its preliminary stage and at this time, no prediction as to the outcome of this action can be made.

Other Litigation

In the normal course of our business, we are named as defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Employment Agreements

On November 8, 2011, we entered into employment agreements, effective as of January 1, 2012, with each of executives, Mr. Ted Karkus, Chief Executive Officer, and Mr. Robert V. Cuddihy, Jr., Chief Operating Officer and Chief Financial Officer, (the “2012 Employment Agreements”). The scheduled termination date of the 2012 Employment Agreements is July 15, 2015.

Under Mr. Karkus’s employment agreement with the Company, Mr. Karkus agreed to an annual base salary of $675,000. Mr. Karkus is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company.

Under Mr. Cuddihy’s employment agreement with the Company, Mr. Cuddihy agreed to an annual base salary of $350,000. Mr. Cuddihy is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company.

On January 14, 2015, we entered into new employment agreements, effective as of January 1, 2015, with Mr. Karkus and Mr. Cuddihy (the "2015 Employment Agreements"). The 2015 Employment Agreements supersede the 2012 Employment Agreements that had been scheduled to terminate on July 15, 2015. The 2015 Employment Agreements were approved by our Compensation Committee.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – COMMITMENTS AND CONTINGENCIES (CONTINUED)

Under his new employment agreement, Mr. Karkus agreed to an annual base salary of $675,000 as Chief Executive Officer. Mr. Karkus is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company. In the event of the termination by the Company of the employment of Mr. Karkus without cause or due to a voluntary resignation by Mr. Karkus with Good Reason (as defined in his employment agreement), Mr. Karkus will be paid 2.5 times his base salary ("Mr. Karkus Severance"), with one-half of such amount as a lump sum severance payment in cash and the remaining one-half paid in 12 equal consecutive, monthly installments commencing on the first business day of the month following the effective date of the termination; and all of the stock options and/or restricted stock held by Mr. Karkus shall automatically vest concurrently upon such termination of employment, regardless of any prior existing vesting schedules. If Mr. Karkus is terminated without cause or leaves with Good Reason in contemplation of (or within 24 months following) a change in control of the Company, then, in lieu of the Mr. Karkus Severance payment described above, Mr. Karkus shall instead receive a one-time severance payment in cash equal to the greater of (i) $2.5 million, and (ii) 299 percent of his average annual total Form W-2 compensation for the three calendar years immediately preceding the date of termination.

Under his new employment agreement, Mr. Cuddihy agreed to an annual base salary of $350,000 as Chief Financial Officer and Chief Operating Officer. Mr. Cuddihy is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee and also will receive regular benefits routinely provided to other senior executives of the Company. In the event of the termination by the Company of the employment of Mr. Cuddihy without cause or due to a voluntary resignation by Mr. Cuddihy with Good Reason (as defined in his Employment Agreement), Mr. Cuddihy will be paid 1.5 times his base salary ("Mr. Cuddihy Severance"), with one-half of such amount as a lump sum severance payment in cash and the remaining one-half paid in 12 equal consecutive, monthly installments commencing on the first business day of the month following the effective date of the termination; and all of the stock options and/or restricted stock held by Mr. Cuddihy shall automatically vest concurrently upon such termination of employment, regardless of any prior existing vesting schedules. If Mr. Cuddihy is terminated without cause or leaves with Good Reason in contemplation of (or within 24 months following) a change in control of the Company, then, in lieu of the Mr. Cuddihy Severance payment described above, Mr. Cuddihy shall instead receive a one-time severance payment in cash equal to the greater of (i) $1.0 million and (ii) 299 percent of his average annual total Form W-2 compensation for the three calendar years immediately preceding the date of termination.

Future Obligations

We have approximate future obligations over the next five years as follows (in thousands):

		Godfrey
	Employment	Settlement
Year	Contracts	Agreement	Total
2015	$1,025	$100	$1,125
2016	1,025	100	1,125
2017	1,025	-	1,025
2018	-	-	-
2019	-	-	-
Total	$3,075	$200	$3,275

NOTE 9 – INVESTMENT IN A JOINT VENTURE

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion, a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Phusion joint venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Phusion joint venture.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INVESTMENT IN A JOINT VENTURE (CONTINUED)

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

The Phusion joint venture is managed by a four-person Board of Managers, with two managers appointed by each member. The LLC Agreement contains other normally found terms in such arrangements, including provisions relating to governance of Phsuion, indemnification obligations of Phusion, allocation of profits and losses, the distribution of funds to the members and restrictions on transfer of a member’s interest.

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”), and made a one-time payment to PSI Parent of $1.0 million.

In accordance with a Contribution Agreement, dated March 22, 2010 (the “Contribution Agreement”), by and among us, PSI Parent, PSI, and the Phusion joint venture, we transferred, conveyed and assigned to Phusion all of our rights, title and interest in, to and under the Original License Agreement, and Phusion assumed, and undertook to pay, discharge and perform when due, all of our liabilities and obligations under and arising pursuant to the Original License Agreement (such actions, collectively, the “Assignment and Assumption”).

Pursuant to the Contribution Agreement and in order to reflect the Assignment and Assumption, we, PSI Parent and the Joint Venture entered into an Amended and Restated License Agreement, dated March 22, 2010 (the “Amended License Agreement”), which amends and restates the Original License Agreement to reflect that Phusion is the licensee thereunder and which otherwise contains substantially the same terms as the Original License Agreement. Phsuion has the right to grant one or more sub-licenses of the rights granted under the Amended License Agreement to one or more third parties for reasonable consideration in any part of the applicable territory. The Amended License Agreement provides that PSI Parent shall not, directly or through third parties, exploit the covered intellectual property during the term thereof, subject to certain limitations. The Amended License Agreement will remain in effect until the expiration of the last to expire of the patents included within the PSI Technology or any extensions thereof. Either party may terminate the Amended License Agreement upon written notice to the other party in the event of certain events involving bankruptcy or insolvency. The Amended License Agreement also contains, among other things, provisions concerning the treatment of confidential information, the ownership of intellectual property and indemnification obligations.

Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Phusion joint venture. PSI Parent will conduct and oversee much of the product development, formulation, testing and other research and development needed by Phsuion, and we will oversee much of the production, distribution, sales and marketing. The LLC Agreement provides that each member may be required, from time to time and subject to certain limitations, to make capital contributions to Phusion to fund its operations, in accordance with agreed upon budgets for products to be developed. Specifically, we contributed in Fiscal 2010 $500,000 in cash as initial capital and we are committed to fund up to $2.0 million, subject to agreed upon budgets (which have not been established to date), toward the initial development and marketing costs of new products for Phusion. Phusion has not engaged in any financial transactions, other than organizational expenses and general market and initial product evaluation and analysis. At December 31, 2014, cash and cash equivalents includes $371,000 which is available to be used by Phusion to fund future product development initiatives currently under consideration by PSI Parent, PSI and us.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INVESTMENT IN A JOINT VENTURE (CONTINUED)

Our determination is that the Joint Venture qualifies as a VIE and that we are the primary beneficiary. We have consolidated the Joint Venture financial statements beginning with the quarter ended March 31, 2010. In Fiscal 2010, we recorded the $3.6 million payment noted above representing the estimated fair value to acquire the product license as an intangible asset. The estimated the expected remaining useful life of the product license is approximately 12.50 years which we would have begun amortizing the cost of the intangible asset once product development and commercialization begins (see impairment charge discussed below). Thus far, the Joint Venture has not generated any revenues and its expenses, including organizational, marketing analysis and preliminary formulations have been absorbed by the respective Joint Venture members. Furthermore, the liabilities and other obligations incurred, if any, by the Joint Venture is without recourse to us and do not create a claim on our general assets.

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

During the third quarter of Fiscal 2014, our evaluation of the Company’s progress in its new product development pipeline and delays in Phusion product development caused management to reassess projections (including income projections) relied upon in December 2013. Accordingly, management performed an impairment analysis for the period ended September 30, 2014 for the licensed technology. As a consequence of our impairment assessment, we determined that a full impairment occurred of the intangible asset, licensed technology. As a consequence, we charged to operations a $3.6 million impairment charge during the third quarter of Fiscal 2014.

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association. This demand for arbitration pertains to the Phusion joint venture and the matter is against the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion (see Note 8).

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

NOTE 10 – EARNINGS PER SHARE (CONTINUED)

A reconciliation of the applicable numerators and denominators of the income statement periods presented is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2014			2013			2012
	Loss	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS

Basic EPS	$(7,834)	16,773	$(0.47)	$405	15,839	$0.03	$(1,091)	14,843	$(0.07)
Dilutives:
Options/Warrants	-	-	-	-	437	-	-	-	-

Diluted EPS	$(7,834)	16,773	$(0.47)	$405	16,276	$0.03	$(1,091)	14,843	$(0.07)

For Fiscal 2014 and 2012, diluted earnings per share is the same as basic earnings per share due to the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share. For Fiscal 2014 and 2012, there were Common Stock Equivalents in the amount of 598,609 and 177,035, respectively, which were in-the-money, that were excluded in the earnings per share computation due to their dilutive effect. In addition, for Fiscal 2014, 2013 and 2012, there were Common Stock Equivalents in the amount of 26,500, 472,500 and 114,000, respectively, which were out-of-the-money (the exercise price of the stock option was greater than the average market price for the period), that were excluded in the earnings per share computation due to their dilutive effect.

NOTE 11 – SIGNIFICANT CUSTOMERS

Our products are distributed through national chain, regional, specialty and local retail stores throughout the United States. Revenues for Fiscal 2014, 2013 and 2012 were $22.1 million, $25.0 million and $22.4 million, respectively. Walgreen Company (“Walgreens”), Wal-Mart Stores Inc (“Wal-Mart”) and CVS Health Corporation (“CVS”) accounted for approximately 18.9%, 16.9% and 11.3%, respectively, of our Fiscal 2014 revenues. Walgreens, Wal-Mart Stores and CVS accounted for approximately 20.4%, 14.3% and 11.6%, respectively, of our Fiscal 2013 revenues. Walgreens, Wal-Mart and CVS accounted for approximately 19.3%, 13.8% and 13.4%, respectively, of our Fiscal 2012 revenues. The loss of sales to any one or more of these large retail customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Customers comprising the five largest accounts receivable balances represented 67% and 68% of total trade receivable balances at December 31, 2014 and 2013, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. The allowance for doubtful accounts was zero for both December 31, 2014 and 2013.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – QUARTERLY INFORMATION (UNAUDITED)

The following table presents unaudited quarterly financial information for Fiscal 2014 and Fiscal 2013 (in thousands, except per share amounts):

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
Fiscal 2014
Net sales	$6,171	$1,797	$5,130	$8,972
Gross profit	$3,980	$792	$3,510	$5,896
Net income (loss)	$(804)	$(3,138)	$(3,216)	$(676)

Basic and diluted loss per share:
Net loss	$(0.05)	$(0.19)	$(0.18)	$(0.05)

Fiscal 2013
Net sales	$7,542	$1,939	$5,949	$9,602
Gross profit	$5,339	$928	$3,817	$6,587
Net income (loss)	$290	$(1,719)	$1,237	$597

Basic and diluted income (loss) per share:
Basic income (loss) per share	$0.02	$(0.11)	$0.08	$0.04
Diluted income (loss) per share	$0.02	$(0.11)	$0.08	$0.04

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during Fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference to the 2015 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference to the 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference to the 2015 Proxy Statement.

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

10.3	Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).

10.4	First Amendment to the Rights Agreement, dated as of May 20, 2008 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 23, 2008).

10.5	Second Amendment to the Rights Agreement, dated as of August 18, 2009 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2009).

10.6	Amended and Restated Rights Agreement, dated as of June 18, 2015 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 19, 2014).

10.7	Form of Indemnification Agreement between the Company and each of its Officers and Directors dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 19, 2009).

10.8	Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on March 24, 2010).

10.9	Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 24, 2010).

10.10	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 24, 2010).

10.11	Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 24, 2010).

10.12*	2010 Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.13*	2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit C of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.14*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 10, 2010).

10.15 *	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on May 10, 2010).

10.16*	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 10, 2010).

10.17*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 10, 2010).

10.18*	2010 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit A of the Company’s Annual Proxy Statement on Schedule 14A filed on March 14, 2011).

10.19	Redemption Agreement with Phosphagenics Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 23, 2011).

10.20*	Employment Agreement dated January 1, 2012 between Ted Karkus and the Company (incorporated by reference to Exhibit 99.2 of Form 10-Q filed on November 10, 2011).

10.21*	Employment Agreement dated January 1, 2012 between Robert V. Cuddihy, Jr., and the Company (incorporated by reference to Exhibit 99.1 of Form 10-Q filed on November 10, 2011).

10.22*	Employment Agreement dated January 1, 2015 between Ted Karkus and the Company (incorporated by reference to Exhibit 99.2 of Form 8-K filed on January 14, 2015).

10.23	Employment Agreement dated January 1, 2015 between Robert V. Cuddihy, Jr. and the Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 14, 2015).

10.24	Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 28, 2014).

10.25*	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 28, 2014).

10.26*	Settlement Agreement and Mutual Release between ProPhase Labs, Inc. f/k/a The Quigley Corporation and John C. Godfrey, the Estate of Nancy Jane Godfrey, and Godfrey Science and Design, Inc. dated December 20, 2012. (incorporated by reference to Exhibit 10.25 of Form 10-K filed on March 28, 2013).

10.27*	Amendment to Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s Annual Proxy Statement on Schedule 14A filed on April 3, 2013).

10.28*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 3, 2013).

10.29 *	Global Settlement Agreement between ProPhase Labs, Inc. and certain of the Company’s former managers and with certain shareholders dated September 4, 2014 resolving all litigation matters between the parties (incorporated by reference to Exhibit 99.3 of Form 8-K dated September 4, 2014)

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm, dated March 27, 2014.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement

** Filed herewith

40**	101	INS — XBRL Instance Document

41**	101	SCH — XBRL Taxonomy Extension Schema Document

42**	101	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

43**	101	DEF — XBRL Taxonomy Extension Definition Linkbase Document

44**	101	LAB — XBRL Taxonomy Extension Label Linkbase Document

45**	101	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

57

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.
Registrant

Date:	March 27, 2015	By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial and Accounting Officer

By:	/s/Ted Karkus	By:	/s/Robert V. Cuddihy, Jr.
Ted Karkus		Robert V. Cuddihy, Jr.
Chairman of the Board and		Chief Operating Officer and Chief
Chief Executive Officer		Financial Officer

Date:	March 27, 2015

Directors

/s/Mark Burnett
Mark Burnett

/s/Mark Frank	/s/Louis Gleckel
Mark Frank	Louis Gleckel

/s/Mark Leventhal	/s/James McCubbin
Mark Leventhal	James McCubbin

Date:	March 27, 2015

58