Form 10-K/A
period 2014-12-31
ProPhase Labs, Inc.
filed 2015-04-30
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Number of shares of each of the registrant’s classes of securities outstanding on April 27, 2015:

Common stock, $0.0005 par value per share:	15,892,296
Common share purchase rights:	-

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

ProPhase Labs, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on March 27, 2015 (the “Original Form 10-K”), solely to set forth information required by Part III of Form 10-K because the Company will not file its definitive proxy statement containing such information within 120 days after the end of its fiscal year ended December 31, 2014. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 15 of Part IV of the Form 10-K has been amended solely to include as exhibits new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer, with paragraphs 3, 4 and 5 omitted since no financial statements are contained within this Amendment, and to attach as Exhibit 3.1 the Company’s Articles of Incorporation as amended. This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV, other than as described above. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Form 10-K or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments referenced above. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s other filings with the SEC subsequent to the Original Form 10-K.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth as of the date of this Amendment the names, positions and ages of our current executive officers and directors. Our directors serve until the next annual meeting of shareholders or until their successors are elected and qualified. Our officers are elected by the board of directors, or the Board, and their terms of office are, except to the extent governed by an employment contract, at the discretion of the Board.

Name	Position	Age	Initial Year in Office
Ted Karkus	Chairman of the Board and Chief Executive Officer	55	2009
Robert V. Cuddihy, Jr.	Executive Vice President, Chief Operating Officer and Chief Financial Officer	55	2009
Mark Frank *	Director	53	2009
Mark Burnett	Director	55	2009
Louis Gleckel, MD	Director	59	2009
Mark Leventhal	Director	66	2009
James McCubbin	Director	51	2009
Jason Barr	Director	35	New Nominee

* On April 15, 2015, Mark Frank notified the Company of his decision not to seek re-election to the Board. Mr. Frank’s retirement from the Board will become effective as of the Company’s 2015 Annual Meeting of Stockholders on June 16, 2015.

TED KARKUS has been the Chairman of the Board and the Chief Executive Officer of the Company since June 2009. Mr. Karkus was formerly the managing member of Forrester Financial, LLC, a management consulting firm founded by Mr. Karkus in 2001. Forrester Financial LLC provided a wide range of services to emerging-growth companies, including the structuring and raising of working capital as well as assisting management in developing operational, marketing and financial strategies. Mr. Karkus was instrumental in assisting the turnaround of ID Biomedical, an influenza vaccine manufacturer, which in 2005 was sold to GlaxoSmithKline plc for over $1.4 billion. Mr. Karkus has twenty-five years of experience in securities and capital markets including two years with Fahnestock & Co. Inc., a full-service brokerage firm, where he was Senior Vice President, Director of Institutional Equities, and four years at S.G. Warburg, an investment bank, where he was an institutional equity salesman and developed a large network of institutional investors. Mr. Karkus graduated with an MBA from Columbia University Graduate School of Business in 1984 where he received Beta Gamma Sigma honors. He graduated Magna Cum Laude from Tufts University in 1981.

Mr. Karkus brings extensive financial structuring as well as operational and marketing strategy experience to our Board, including successful restructuring and turn-around scenarios in the pharmaceutical industry. These skills, as well as Mr. Karkus’ experience as our Chairman and Chief Executive Officer, along with his deep knowledge of and genuine interest in our Company, management skills and business savvy, and his performance as a Board member of the Company, qualify him to be a director of our company.

ROBERT V. CUDDIHY, JR. has over twenty years of experience as the Chief Operating Officer and/or Chief Financial Officer of three public companies, including iDNA Inc., which focused on corporate communications, and HMG Worldwide Corporation, which focused on retail, planning and merchandising. Mr. Cuddihy has been the Chief Operating Office of the Company since July 2009 and the Chief Financial Officer of the Company since April 2011. He served as Chief Financial Officer and Treasurer of iDNA Inc. from September 2001 through February 2009 and Secretary from January 2003 through February 2009. From July 1987 to March 2001, Mr. Cuddihy was the Chief Financial Officer and Chief Operating Officer of HMG Worldwide Corporation, and also served as a director of such entity from February 1998 to May 2001. During 2009 and 2010, Mr. Cuddihy served as the President of Shannon Hill Associates, providing due diligence, financial structuring, operational analysis and transaction negotiation services for M&A, restructurings and divestitures. From July 1981 to July 1987, Mr. Cuddihy was with KPMG Peat Marwick, Certified Public Accountants, where he last served as a senior audit manager. Mr. Cuddihy graduated with a bachelor’s degree in accounting from Franklin and Marshall College in 1981.

MARK FRANK has been a member of our Board since June 2009 and currently serves as a member of our Nominating Committee and Chairman of our Audit Committee. Mr. Frank is the President of the Patient Marketing Group (PMG), a division of inVentiv Health, Inc., located in Newtown, Pennsylvania. PMG is one of the largest patient focused consulting companies in the United States and is part of a larger parent organization with more than 13,000 employees in 40 countries. Mr. Frank has also served as President of GSW Worldwide, a full-service healthcare communications agency, from 2005 to 2012 and was Executive Vice President of that same organization before that time. Mr. Frank has extensive marketing, advertising and brand development experience in the areas of pharmaceuticals/biotechnology, medical device and diagnostics and health and wellness. PMG and GSW Worldwide are both subsidiaries of inVentiv Health, Inc., a corporation that was listed on NASDAQ until it was acquired in August 2010. InVentiv Health, Inc. provides a broad range of services to companies in the health care industry and its client roster is comprised of more than 350 leading pharmaceutical, biotech, life sciences and healthcare payor companies, including the top twenty global pharmaceutical manufacturers. Prior to his 13 years with PMG/GSW/inVentiv Health, Inc., Mr. Frank was a Director of Marketing for Novartis Pharmaceuticals, which develops and markets patent protected prescription drugs. Mr. Frank graduated with a Bachelor’s degree in Exercise Science in 1983 and a Master’s degree in Public Health in 1990, both from the University of Massachusetts at Amherst.

As discussed above, Mr. Frank’s retirement from the Board will become effective as of the Company’s 2015 Annual Meeting of Stockholders on June 16, 2015.

MARK BURNETT has been a member of our Board since June 2009 and currently serves as a member of our Compensation Committee and Audit Committee. Mr. Burnett is the Executive Vice President and Chief Executive Officer for MercBloc, LLC, which he co-founded in 2007. MercBloc, LLC is a financial services administrator that has raised more than $500 million for investment from over 70 high net-worth individuals. Mr. Burnett is also the managing member of Fuse Capital, LLC, which is a private securities trading and investment company. Since 1996, Mr. Burnett has also been in the business of building residential homes in the Nassau County region of Long Island, New York. For over 25 years, he has maintained a seat on the New York Mercantile Exchange, having started his career trading heating oil and crude oil futures contracts. He is a member of NYMEX and currently holds memberships in the Chicago Climate Futures Exchange and the Intellectual Property Exchange International. Mr. Burnett graduated from the State University of New York at Stony Brook in 1981.

Mr. Burnett brings to our Board financial expertise including financial structuring, capital raising and investment experience as well as experience in running a company. This financial background, business experience, independence, and his performance as a Board member, qualify him to be a director of our company.

LOUIS GLECKEL, MD, has been a member of our Board since June 2009 and currently serves as a member of our Compensation Committee and Chairman of our Nominating Committee. In 1997, Dr. Gleckel co-founded ProHealth Care Associates, a comprehensive state of the art multi-specialty physician group practice with offices in Long Island and Bronx, New York. At ProHealth, he is the Division Chief of Cardiology and Internal Medicine specializing in Preventative Cardiology, Metabolic Syndrome and Internal Medicine with particular emphasis on high-risk patients with complications from diabetes and heart disease. He was named to New York Magazine’s Best Doctors list for three years, New York Metro Area Best Doctors list for fourteen years and the 2008 Nassau County Best Doctors list. For over ten years Dr. Gleckel has been a team physician for the New York Jets and New York Islanders as well as for the tennis players at the US Open. Dr. Gleckel also served as Chairman of the Board of Invicta Corporation, a development stage company that designed, manufactured and marketed photochromic eyeglass lenses, for approximately four years until his resignation in February 2005.

Dr. Gleckel brings to the Board extensive knowledge of the medical, pharmaceutical and related industries as a distinguished doctor, as well as experience in successful business development and board service. This experience, as well as his independence and his performance as a Board member and chairman of our Nominating Committee, qualify him to be a director of our company.

MARK LEVENTHAL has been a member of our Board since June 2009 and currently serves as the Chairman of the Compensation Committee and as a member of our Nominating Committee. In 1974, he joined The Beacon Companies, LLP, a family business that developed office buildings, hotels, retail and multi-family housing throughout the United States. Some of his projects in the Boston area included: Rowes Wharf consisting of 100 luxury condos, 400,000 square feet of office space, a 230 room hotel, and a marina; One Post Office Square consisting of 750,000 square feet of office space; three additional hotels including the Meridian Hotel; and over 2,500 multifamily housing units in and around Boston. Many of these properties formed the foundation for Beacon Properties, a REIT which was listed on the New York Stock Exchange in 1994. Beacon Properties was subsequently sold to Equity Office Properties, an owner and operator of a national portfolio of office buildings, for approximately $4.4 billion in 1997. Since that time, Mr. Leventhal has continued to invest in real estate in Massachusetts, Rhode Island and Connecticut. Mr. Leventhal holds a Bachelor’s degree in Civil Engineering from Northeastern University.

Mr. Leventhal brings to the Board more than thirty years of business and financial expertise. This experience, as well as his independence and his performance as a Board member and chairman of our Compensation Committee, qualify him to be a director of our company.

JAMES MCCUBBIN has been a member of our Board since June 2009 and currently serves as a member of our Audit Committee. He is the Executive Vice President and Chief Financial Officer of WidePoint Corporation, a NYSE MKT listed corporation. He also serves on WidePoint’s Board of Directors and is its Secretary and Treasurer. WidePoint is a leading provider of Identity Access Management and Multi-Factor Authentication solutions offering advanced information technology through its solutions to the government and commercial markets. Mr. McCubbin was promoted to Executive Vice President and Chief Financial Officer of WidePoint in May 2008. Prior to that time, from August 1998 till May 2008, Mr. McCubbin served as WidePoint’s Vice President and Chief Financial Officer. Prior to that time, from December 1997 to August 1998, Mr. McCubbin served as WidePoint’s Vice President, Controller, Assistant Secretary and Treasurer. Prior to the commencement of his employment with WidePoint in November 1997, Mr. McCubbin held various financial consulting, management, and/or staff positions with several companies in the financial and government sectors, including but not limited to, Memtec America Corporation, a continuous microfiltration water technology company, McBee Consulting, a healthcare consulting firm, Martin Marietta, presently known as Lockheed Martin, a multinational aerospace manufacturer and advanced technology company, and Ernst & Young, an international auditing and accounting firm. Mr. McCubbin previously served on the Board of Directors of Tianjin Pharmaceutical Company, resigning in June 2012. Tianjin engages in the development, manufacture, marketing, and sale of traditional Chinese medicines and other pharmaceuticals in the People’s Republic of China. Mr. McCubbin served as Tianjin’s Chairman of its Audit Committee and served on its Nominating Committee and Compensation Committee. Mr. McCubbin was on the Board of Directors of Redmile Entertainment, a worldwide developer and publisher of interactive entertainment software, and served as its Audit Committee Chairman until his resignation on March 1, 2008. Mr. McCubbin provides financial consulting services to small cap companies and has served on and assisted various Boards of Directors over the past ten years. Mr. McCubbin is a graduate of the University of Maryland with a Bachelor of Science Degree in Finance and a Master’s Degree in International Management.

Mr. McCubbin brings to our Board financial expertise and is qualified as an audit committee financial expert, as well as a wealth of experience as an officer and director of public companies. This experience, as well as his independence and his performance as a Board member, qualify him to be a director of our company.

JASON M. BARR is a new nominee for election to the Board. Mr. Barr is the Senior Deputy General Counsel, Vice President & Corporate Secretary of SFX Entertainment, Inc. (“SFXE”), a leading producer of live events, media and entertainment content, focused exclusively on electronic music culture. Prior to his role at SFXE, Mr. Barr was a corporate and securities attorney at Reed Smith LLP in New York City, from 2007 to 2013, where he represented SFXE in its formation and initial public offering and served as the Company’s outside counsel for approximately two years. Mr. Barr graduated from Suffolk University Law School in 2007 and received his bachelor’s degree from Dickinson College in 2002.

Mr. Barr brings to our Board knowledge and expertise with corporate finance, regulatory matters including SEC reporting compliance, corporate governance, and mergers and acquisitions. This legal background, business experience, independence, and his knowledge of the Company from his experience as its counsel, led the Board to conclude that he should be nominated to serve as a director.

Except as noted above, the above persons do not hold any other directorships in any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act.

There are no family relationships among our directors and executive officers.

Director Independence

As required by NASDAQ Stock Market (“NASDAQ”) listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable NASDAQ listing standards.

Based on these standards, upon the recommendation of our Nominating Committee, the Board has affirmatively determined that each of our non-employee directors is “independent,” as defined by the current rules under the listing standards of NASDAQ. Thus, five of our six directors are independent under the listing standards of NASDAQ. Mr. Karkus is not considered independent because he is an employee of the Company. Additionally, our Board has affirmatively determined that each of our current members of the Audit Committee, consisting of Mark Burnett, Jim McCubbin, and Mark Frank, is “independent” as defined by the applicable rules of the Securities and Exchange Commission (the “SEC”) regarding audit committee independence. We currently have a fully independent Compensation Committee, Nominating Committee, and Audit Committee.

Changes to Procedures for Recommending Nominees to Board of Directors

None.

Audit Committee

The current members of the Audit Committee are Mark Burnett, Jim McCubbin, and Mark Frank. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Exchange Act. Mr. Frank serves as Chairman of the Audit Committee. The Board has determined that the all of the current members of the Audit Committee meet the independence requirements of the NASDAQ listing standards and that Mr. McCubbin qualifies as an “audit committee financial expert” as defined by the rules of the SEC. Additionally, our Board has affirmatively determined that each of Mark Burnett, Jim McCubbin, Mark Frank is “independent” as defined by the applicable rules of the Securities and Exchange Commission regarding audit committee independence. The Audit Committee reviews, analyzes and makes recommendations to the Board with respect to the Company’s accounting policies, internal controls and financial statements, consults with the Company’s independent registered public accountants, and reviews filings containing financial information of the Company to be made with the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers, directors and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on its review of the copies of such forms received by it, the Company believes that during the fiscal 2014, Mr. Karkus reported his June 23, 2014 acquisition of shares of common stock on a Form 4 filed June 26, 2014, and all other reports of ownership and changes in ownership applicable to its executive officers and directors were filed on a timely basis.

Code of Business Conduct and Ethics

We have adopted a code of conduct that applies to all members of our Board and all employees of the Company, including the Chief Executive Officer, Chief Financial Officer, and other senior financial officers. The Code of Conduct is available on our website at www.ProPhaseLabs.com under “Investor Relations — Corporate Governance and Policies — Code of Conduct.” We have not granted any waivers under this policy to any of our directors or executive officers. Any waiver will be disclosed in accordance with The NASDAQ requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the total compensation paid or accrued for the years ended December 31, 2014 and 2013 to our CEO and our other most highly compensated executive officer who was serving as an executive officer on December 31, 2014. We refer to these officers as our “named executive officers.”

Summary Compensation Table for 2014

Name and Principal Position	Year	Salary($)	Bonus (1)($)	Stock Awards (1) (2)($)	Option Awards (2)($)	All Other Compen-sation (3)($)	Total($)
Ted Karkus Chairman of the Board and	2014	675,000	30,000	139,000	___	46,624	890,624
Chief Executive Officer	2013	675,000	100,000	82,500	55,138	45,483	958,121
Robert V. Cuddihy, Jr. Chief Financial Officer,	2014	350,000	85,000	—	23,531	44,279	502,810
Executive Vice President and Chief Operating Officer	2013	350,000	50,000	—	66,165	45,483	511,648

(1)	Bonuses were paid in recognition of services rendered.

(2)	The amounts in this column were calculated based on the grant date fair value of the Common Stock, in accordance with FASB ASC Topic 718. For a discussion of the assumptions and accounting for option awards and stock awards, please see note 5 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s Original Form 10-K.

(3)	The value of attributable personal benefits for each named executive officer of the Company, including insurances for life, health, dental and disability, vehicle allowances, and matching contributions in the Company’s 401(k) defined contribution plan.

Elements of Compensation

Subject to variation where appropriate, the elements of compensation to named executive officers include:

•	base salary, which is determined on an annual basis and is generally set forth in employment agreements with our executives;

•	annual cash incentive compensation, which is awarded by our Compensation Committee on a discretionary basis, determined based on the Company and individual performance in the applicable fiscal year; and

•	long-term incentive compensation in the form of options and other stock-based awards.

Base Salary and Annual Bonus

Cash compensation for our named executive officers consists of base salary and an annual bonus pursuant to the terms of their respective employment agreements. Base salaries are an integral component of our total compensation program, and setting base salaries at competitive levels helps us to attract and retain senior executives. Base salary is the only fixed component of compensation for our executives. The base salaries for our executive officers are set in their employment agreements, which were determined based on the Compensation Committee’s evaluation of the competitive marketplace, the salaries of our other executives, and the scope of each executive’s responsibilities. The base salaries of our named executive officers were set at the level deemed necessary to secure their employment for an extended period and to appropriately reward them for the multiple roles that they play in our Company; our named executive officers are our Company’s only two executive officers, and as such, each holds more than one title and is responsible for multiple parts of our business.

Our annual bonus opportunity is intended to incentivize the achievement of our short-term goals. On an annual basis, generally in mid-December, our Compensation Committee assesses the individual performance of each of our named executive officers and the performance of the Company and determines the appropriate annual bonus award, if any, for our named executive officers. We do not use pre-established targets for the annual bonus award because market factors that affect our Company’s performance are unpredictable, and thus it would be difficult to set goals at the beginning of the fiscal year that would appropriately motivate our named executive officers throughout the year. By basing the annual incentive on assessments made at the end of the year of the performance of the individual executives and the Company, and occasionally making mid-year determinations where the circumstances warrant an immediate reward, we can take all market factors into account and reward our named executive officers appropriately for their performance.

In 2014, the Compensation Committee determined to award a $30,000 cash bonus to the Chief Executive Officer and $60,000 to the Chief Financial Officer, after reviewing both Company (including the Settlement Agreement described above) and individual performance for the year. The Compensation Committee determined that these were appropriate bonuses based on, among other matters, (i) building the Cold-EEZE® brand for the long-term (ii) innovating new products within and outside the cough/cold category and (iii) bringing to an amicable conclusion various litigation matters. In addition, the Compensation Committee determined in July 2014 that a mid-year cash bonus of $25,000 to Mr. Cuddihy was appropriate, based on his extensive contributions to the investigation and assistance provided to counsel in connection with certain litigation matters brought by the Company.

Equity-Based Awards.

Our Compensation Committee believes that equity-based participation provides the named executive officers a strong economic interest in maximizing stock price appreciation over the long term. Equity-based awards are made pursuant to the Company’s equity incentive plans. Our primary stock-based employee compensation plan, the Amended and Restated 2010 Equity Compensation Plan (the “2010 Plan”), was initially approved by our Board and stockholders in May 2010, and was amended by our Board and stockholders in May 2013 to increase the number of available shares in the 2010 Plan by 700,000.

We regard the 2010 Plan as a key retention tool. Retention serves as a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. In addition, our Compensation Committee considers cost to the Company in determining the form of award, as well as our desire to have equity awards drive and reward performance over an extended period of time in order to promote long-term value for our stockholders, and to be an integral part of a competitive compensation program. Our Compensation Committee believes that stock options, restricted shares and stock grants are the best forms of award to achieve these goals, as stock options are designed to deliver value to executives only if our stock price increases over the value at the time of grant, and restricted shares and stock grants provide compensation that fluctuates with our stock price.

In determining the size of an option, restricted stock or stock grant to a named executive officer, both upon initial hire and on an ongoing basis, our Compensation Committee considers competitive market factors, the size of the equity incentive plan pool, cost to the Company, the level of equity held by the executive and by other officers, and individual contribution to corporate performance. In particular, the Compensation Committee considers the level of grant it deems necessary to appropriately reward the named executive officers for the multiple roles that they play in our Company; as noted above, our named executive officers are our Company’s only two executive officers, and as such, each holds more than one title and is responsible for multiple parts of our business. Although there is no set target level for holding options or stock ownership, our Compensation Committee recognizes that the equity-based component ensures additional focus by the named executive officers on stock price performance, enhances executive retention, and aligns the interests of the named executive officers with the interests of our stockholders. Accordingly, the exercise price of stock options is tied to the fair market value of our Common Stock on the date of grant. A grant of stock options typically will vest over a two to three year period, although the Compensation Committee may at times determine that a fully vested award is appropriate.

There is no set formula for the granting of awards to individual executives or employees. The number of options awarded may vary up or down from prior year awards, based on the Compensation Committee’s review and consideration of the above-listed goals and factors. Mr. Karkus and Mr. Cuddihy were each awarded incentive stock options by our Compensation Committee in December, 2013; only Mr. Cuddihy was awarded incentive stock options in December, 2014. The 2013 award to Mr. Karkus was an incentive stock option to purchase 100,000 shares of our Common Stock, which vests in two equal installments of 50,000 shares each (on the first two anniversaries thereof); accordingly, options to purchase 50,000 shares vested in December 2014. The 2013 award to Mr. Cuddihy was an incentive stock option to purchase 120,000 shares of our Common Stock, which vests in two equal installments of 60,000 shares each (on the first two anniversaries thereof); accordingly, options to purchase 60,000 shares vested in December 2014. The 2014 award to Mr. Cuddihy was an incentive stock option to purchase 40,000 shares of our Common Stock, which was fully vested on the date of grant; no 2014 stock option award was granted to Mr. Karkus. The 2013 and 2014 stock option awards have an exercise price of $1.65 per share and $1.39 per share, respectively.

In keeping with our executive compensation program and philosophy for incentivizing the performance of our named executive officers, as noted above, our Compensation Committee has used grants of stock, including restricted stock. Such grants are intended to reinforce the alignment of interests of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our Common Stock, which, in turn, is indirectly attributable to the individual performance of our named executive officers. In each of December 2014 and 2013, the Compensation Committee of the Board of Directors granted Mr. Karkus 100,000 shares and 50,000 shares of Common Stock, respectively, under the 2010 Plan valued at $139,000 and $82,000, respectively, as payment for a portion of his fiscal 2014 and 2013 bonus. No restricted stock award or stock grant was made to Mr. Cuddihy in fiscal 2014 or 2013. The Compensation Committee believes that stock ownership by our named executive officers is the best way to align their interests with the interests of our stockholders. Mr. Karkus was granted fully vested shares in recognition of his service during the prior fiscal year, and in order to incentivize him to continue to build value for our stockholders over the long term.

Defined Contribution Plan

In 1999, the Company implemented a 401(k) defined contribution plan for its employees. The 401(k) plan is the Company’s primary retirement benefit for its employees, including its executives. For executive officers, as well as all other employees, the Company makes a contribution to the plan annually based on the amount of the employee’s 401(k) plan contributions and compensation. The contribution to the plan by the Company consists of a 50% match of the employee’s contribution, up to $8,750 per person, per annum. The Company’s total contribution to the 401(k) plan in 2014 for its named executive officers, in the aggregate, was approximately $17,500.

The Company does not provide its executive officers with any type of defined benefit retirement benefit or the opportunity to defer compensation pursuant to a non-qualified deferred compensation plan.

Perquisites and Other Personal Benefits

The Company provides executives with limited personal benefits. The Compensation Committee reviews annually the levels of personal benefits provided to the executives. Medical and dental insurance is provided to each executive, along with all other eligible employees, subject to the same terms and conditions, including premium payments, that apply to all other eligible employees. Life and disability insurance is provided to each executive at no cost to the executive. All such welfare benefits terminate at the time each executive is no longer employed with the Company or as otherwise provided in the applicable employment agreement (except as otherwise required by continuation coverage laws). The annualized dollar value of such benefits is included in the Summary Compensation Table as “Other Compensation.” Company contributions to the Company’s 401(k) plan are also included in the Summary Compensation Table as “Other Compensation.”

Employment Agreements

On January 14, 2015, the Company entered into new employment agreements, effective as of January 1, 2015, with each of Ted Karkus, Chairman and Chief Executive Officer of the Company, and Robert V. Cuddihy, Jr., Chief Financial Officer and Chief Operating Officer of the Company. The employment agreements superseded previous employment agreements with Messrs. Karkus and Cuddihy, effective January 1, 2012. Each employment agreement was approved by our Compensation Committee. Copies of the employment agreements are included as Exhibits 99.1 and 99.2, respectively, to the Company’s Current Report on Form 8-K, filed with the SEC on January 15, 2015.

Under his employment agreement with the Company, Mr. Karkus agreed to an annual base salary of $675,000 as Chief Executive Officer. He is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee, and also will receive regular benefits routinely provided to other senior executives of the Company.

Under his employment agreement with the Company, Mr. Cuddihy agreed to an annual base salary of $350,000 as Chief Financial Officer and Chief Operating Officer. Mr. Cuddihy is eligible to receive an annual increase in base salary and may be awarded a bonus in the sole discretion of the Compensation Committee, and also will receive regular benefits routinely provided to other senior executives of the Company.

Clawback Provision Added

In addition, the amended and restated employment agreements include a new clawback provision applicable to the named executive officers. Specifically, in the event certain conditions are satisfied, namely, if:

•	a mandatory restatement of the Company’s financial results occurs while the Company remains publicly traded and is attributable to misconduct or wrongdoing by the individual executive;
•	the executive has received payment of a cash bonus or has been issued any Company shares as a bonus within three (3) years preceding the mandatory restatement; and
•	the amount of such cash bonus or share grant was calculated and awarded pursuant to a specific financial formula, and the cash bonus or share grant would have been diminished based on the restated financial results had the financial formula been applied using the restated financial results;

then the executive is required to remit to the Company the amount by which the original cash bonus or share grant would have been diminished, net of taxes originally paid. However, if the net effect of the restatement is effectively neutral to the Company over the applicable time periods, then no clawback amount will be due from the executive.

Payments upon Termination or Change in Control

Our employment agreements with our named executive officers also provide for payments upon certain terminations and change in control benefits. The Compensation Committee provides our named executive officers with termination benefits in order to attract and retain talented executives in a marketplace where such benefits are commonly provided as a part of a competitive compensation package. Change in control termination benefits also ensure that the named executive officers make decisions based on the good of the stockholders, and will retain their drive and focus in the event of a change in control of the Company, even if it means that they would lose their jobs as a result. The level of severance benefits in Messrs. Karkus and Cuddihy are based on a multiple of base salary only, rather than base and bonus as is typical in the market. The Compensation Committee determined that a multiple of bonus would not be appropriate since our bonus is generally discretionary at this time and payable only on an ad hoc basis upon short-term achievements. The Compensation Committee believes that the base salary multiple is set at an appropriate level given the lack of bonus inclusion, as well as in light of our compensation program goals of retention and the provision of a competitive compensation package.

Under their employment agreements, in the event of the termination by the Company of the employment of Mr. Karkus or Mr. Cuddihy for “Cause” or due to voluntary resignation without a Good Reason (as such terms are defined in their respective employment agreements), no severance benefits become payable. If Mr. Karkus or Mr. Cuddihy are terminated by the Company for any reason other than termination for Cause or due to a voluntary resignation by either executive without Good Reason (as defined in the agreements), then Mr. Karkus will be paid a severance payment 2.5 times his base salary (“Mr. Karkus Severance”) and Mr. Cuddihy will be paid a severance payment 1.5 times his base salary (“Mr. Cuddihy Severance”). For each of the Mr. Karkus Severance and the Mr. Cuddihy Severance, one-half of such severance payment will be paid as a lump sum in cash and the remaining one-half paid in 12 equal consecutive, monthly installments commencing on the first business day of the month following the effective date of the termination. In addition, Messrs. Karkus and Cuddihy, and their eligible dependents, will be entitled to Company-paid COBRA continuation coverage premiums under the Company welfare plans, for a period of up to 18 months. Notwithstanding the above, if termination is due to death or disability, then any cash severance payment will only be made to the extent that the proceeds are payable to the Company through a “key man” life, disability or similar insurance policy.

Additionally, if Mr. Karkus or Mr. Cuddihy, within twenty four (24) months after or within 180 days prior to, or otherwise in contemplation of, a Change in Control (as defined in the agreements) of the Company, is terminated without Cause (other than due to death or disability) or due to a voluntary resignation by him with Good Reason, then in lieu of the cash severance described above, the executive will instead receive a one-time severance payment in cash equal to the greater of (x) Two Million Five Hundred Thousand Dollars ($2,500,000), for Mr. Karkus, or One Million Dollars ($1,000,000), for Mr. Cuddihy, and (y) 299 percent of his average annual total Form W-2 compensation for the three calendar years immediately preceding the date of termination.

In the event of termination without Cause or due to a voluntary resignation by either executive with Good Reason, stock options and/or restricted stock held by Mr. Karkus or Mr. Cuddihy, as applicable, will automatically vest concurrently with such termination of employment.

As a condition to Messrs. Karkus and Cuddihy receiving any termination or severance benefit contemplated by their respective employment agreements, each of Mr. Karkus and Mr. Cuddihy has agreed to execute and deliver to the Company a separation agreement and general release to, among other things, release and discharge the Company from claims arising out of such executive officer’s employment relationship with the Company or the termination of that relationship. In addition, neither the Company nor the executive officer may disparage to any third party the professional or personal reputation or character of the other.

Excise Tax Gross-Ups Eliminated

The prior employment agreements for Messrs. Karkus and Cuddihy provided the right to receive a tax gross-up payment in the event that payments payable or benefits provided to the named executive officer would become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

The amended and restated employment agreements eliminate this right. We do not provide for tax reimbursement payments or gross-ups related to a change in control. If any payments payable or benefits provided to the named executive officer would become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or to any similar tax imposed by state or local law, then the aggregate amount of payments payable to the named executive officer will be reduced to the aggregate amount of payments that may be made without incurring such excise tax, provided that such reduction will only be imposed if the aggregate after-tax value of the payments retained by the executive (after giving effect to such reduction) is equal to or greater than the aggregate after-tax value (after giving effect to the excise tax) of the payments without any such reduction.

Outstanding Equity Awards at Fiscal Year End for 2014

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)
Ted Karkus	600,000(1)		1.00	12/15/2017	---	---
	50,000(2)	50,000(2)	1.65	12/18/2019

Robert V. Cuddihy, Jr.	200,000(3)	---(3)	1.00	12/15/2017	---	---
	60,000(4)	60,000(4)	1.65	12/18/2019
	40,000(5)		1.39	12/18/2021

(1)	Award of 600,000 options was granted December 15, 2010 with a six-year vesting period measured from the date of grant, and as such, one-sixth of these options vests on each of the six annual anniversaries of the date of grant. In December 2014, the option vesting period was accelerated such that the full 600,000 share grant was fully vested as of December 15, 2014.

(2)	Award of 100,000 options was granted December 19, 2013 with a two-year vesting period measured from the date of grant, and as such, one-half of these options vests on each of the two annual anniversaries of the date of grant.

(3)	Award of 200,000 options was granted December 15, 2010 with a four-year vesting period measured from the date of grant, and as such, these options are fully vested.

(4)	Award of 120,000 options was granted December 19, 2013 with a two-year vesting period measured from the date of grant, and as such, one-half of these options vests on each of the two annual anniversaries of the date of grant.

(5)	Award of 40,000 options was granted December 20, 2014, which was fully vested on the date of grant.

Director Compensation for 2014

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	Total ($)
Mark Burnett	$27,000	$9,000 (3)	$36,000
Mark Frank	$27,000	$9,000 (3)	$36,000
Louis Gleckel, MD	$27,000	$9,000 (3)	$36,000
Mark Leventhal	$27,000	$9,000 (3)	$36,000
James McCubbin	$31,500	$4,500 (4)	$36,000

(1)	Our employee directors do not receive director fees. Accordingly, Mr. Ted Karkus, a director and the Chairman of the Board and the Chief Executive Officer of the Company, is not entitled to, and did not receive, any compensation for his service on the Board.

(2)	The amounts in this column were calculated based on the grant date fair value of the Common Stock, in accordance with FASB ASC Topic 718. For a discussion of the assumptions and accounting for option awards and stock awards, please see note 5 to the Company’s consolidated financial statements for the fiscal year ended December 31, 2014, which are included in the Company’s Original Form 10-K.

(3)	Stock award represents 6,295 shares of restricted stock granted pursuant to the 2010 Directors’ Equity Compensation Plan on January 2, 2015. The grant date fair value for the award was $9,000.

(4)	Stock award represents 3,147 shares of restricted stock granted pursuant to the 2010 Directors’ Equity Compensation Plan on January 2, 2015. The grant date fair value for the award was $4,500.

In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company. Each non-employee director receives a quarterly Board fee of $9,000, paid quarterly promptly following the close of each quarter, pro-rated for partial service. Non-employee directors do not receive additional fees for attendance at Board or committee meetings. Under our compensation plan for non-employee directors, approved in June 2009, each non-employee director has the right periodically to elect to receive up to 50% of their board fee in cash, but is required to accept at least 50% in shares of our Common Stock. From the fourth quarter of 2011 until the 2013 annual meeting of stockholders, the Company stopped issuing shares to directors because the Company did not have an adequate reserve of authorized shares available for issuance under the 2010 Directors’ Equity Compensation Plan. In May 2013, our stockholders approved an amendment to the 2010 Directors’ Equity Compensation Plan to increase the number of shares issuable thereunder from 250,000 shares to 425,000 shares. In fiscal 2014 and 2013, we granted 28,327 and 16,470, respectively, of our Common Stock valued at $41,000 and $27,000, respectively, for director compensation.

We reimburse each non-employee member of our Board for out-of-pocket expenses incurred in connection with attending Board and Committee meetings. Non-employee directors do not participate in any Company nonqualified deferred compensation plan and we do not pay any life insurance policies for the directors. Any director who is an employee of the Company is not entitled to compensation for service as a Board member.

EQUITY COMPENSATION PLAN INFORMATION

The table below sets forth information with respect to shares of common stock that may be issued under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,739,500(1)	$1.40	167,467 (2)
Equity compensation plans not approved by security holders	—	—	—
Total	1,739,500	$1.40	167,467

(1)	Consists of options issued under our 1997 Stock Option Plan and 2010 Plan.

(2)	Includes 19,659 shares under our 2010 Plan and 147,808 shares under our 2010 Directors’ Equity Compensation Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding ownership of our Common Stock as of April 3, 2015, or earlier date for information based on filings with the SEC by (a) each person known to the Company to own more than 5% of the outstanding shares of our Common Stock, (b) each director and nominee for director of the Company, (c) the company’s Chief Executive Officer and each other executive officer named in the compensation tables appearing previously in this Proxy Statement and (d) all directors and executive officers as a group. Unless otherwise indicated, the address of each person or entity listed below is the Company’s principal executive office.

Name of Beneficial Owners	Common Stock Beneficially Owned(1)	Percent of Class
5% Stockholders
BML Investment Partners, L.P. (2)	2,322,627	14.6%
Officers and Directors
Ted Karkus(3)	2,914,588	17.6%
Mark Burnett	310,808	2.0%
Mark Frank	79,235	*
Louis Gleckel, MD	79,235	*
Mark Leventhal(4)	461,980	2.9%
James McCubbin	31,829	*
Robert V. Cuddihy, Jr.(5)	431,324	2.7%
Director Nominee
Jason Barr	12,100
ALL DIRECTORS AND EXECUTIVE OFFICERS
(Seven Persons)	4,308,999	25.6%

* Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 (“Rule 13d-3”) under the Exchange Act, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power. The percentage of class is calculated in accordance with Rule 13d-3 based on 15,892,296 shares outstanding on April 3, 2015 and includes options or other rights to subscribe for shares of Common Stock which are exercisable within sixty (60) days of April 3, 2015.

(2)	Based on information of beneficial ownership as of March 9, 2015, included in a Schedule 13D filed with the Securities and Exchange Commission on March 9, 2015, which reports the 2,322,627 shares of common stock with shared voting power and shared dispositive power. BML Capital Partners, L.P.’s address is 65 E Cedar – Suite 2, Zionsville, IN 46077.

(3)	Includes 2,264,588 shares and options to purchase 650,000 shares that are vested and exercisable.

(4)	Includes 180,000 shares owned by the Mark S & Donna R Leventhal Family Foundation Inc., a charitable foundation, which is controlled by Mr. Leventhal and his wife. Mr. Leventhal disclaims beneficial ownership of such 180,000 shares except to the extent of his pecuniary interest therein.

(5)	Includes 131,324 shares and options to purchase 300,000 shares that are vested and exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with the terms of the charter of our Audit Committee, the Audit Committee must review and approve the terms and conditions of all related party transactions. Although we have not entered into any transactions with any related parties since the start of fiscal 2014 that require disclosure under Item 404(a) of Regulation S-K promulgated by the SEC, if we were to do so in the future, any such transaction would need to be approved by the Audit Committee. There are no family relationships among any of the Company’s directors or executive officers.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The table set forth below lists the fees billed to the Company by EisnerAmper LLP for audit services rendered in connection with the audits of our consolidated financial statements for the years ended December 31, 2014 and 2013, and fees billed for other services rendered by EisnerAmper LLP during these periods.

Description	2014	2013
Audit fees(1)	$194,250	$189,000
Audit related fees Tax fees	---	---
All other fees	---	---
Total	$194,250	$189,000

(1)	Comprised of the audit of our annual financial statements and reviews of our quarterly financial statements.

The Audit Committee reviews and pre-approves all audit and non-audit services to be provided by the independent auditor (other than with respect to the de minimis exceptions permitted under applicable law). This duty may be delegated to one or more designated members of the Audit Committee with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(3) Exhibits

3.1+	Articles of Incorporation of the Company, as amended.

3.3	By-laws of the Company as amended and restated effective August 18, 2009, (incorporated by reference to Exhibit 3.1 of Form 8-K filed on August 18, 2009).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A filed on April 4, 1997).

10.1*	1997 Stock Option Plan (incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-8 (File No. 333-61313) filed on August 13, 1998).

10.2

Exclusive Representation and Distribution Agreement dated May 4, 1992 between the Company and Godfrey Science and Design, Inc. et al (incorporated by reference to Exhibit 10.2 of Form 10-KSB/A filed on April 4, 1997).

10.3	Rights Agreement dated September 15, 1998 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on September 18, 1998).

10.4	First Amendment to the Rights Agreement, dated as of May 20, 2008 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 99.1 of Form 8-K filed on May 23, 2008).

10.5	Second Amendment to the Rights Agreement, dated as of August 18, 2009 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 18, 2009).

10.6	Amended and Restated Rights Agreement, dated as of June 18, 2015 between the Company and American Stock Transfer and Trust Company (incorporated by reference to Exhibit 4.1 of Form 8-K filed on June 19, 2014).

10.7	Form of Indemnification Agreement between the Company and each of its Officers and Directors dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on August 19, 2009).

10.8	Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.11 of Form 10-K filed on March 24, 2010).

10.9	Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.12 of Form 10-K filed on March 24, 2010).

10.10	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited. (incorporated by reference to Exhibit 10.13 of Form 10-K filed on March 24, 2010).

10.11	Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.14 of Form 10-K filed on March 24, 2010).

10.12*	2010 Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.13*	2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit C of the Company’s Annual Proxy Statement on Schedule 14A filed on April 2, 2010).

10.14*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of Form 8-K filed on May 10, 2010).

10.15 *	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 of Form 8-K filed on May 10, 2010).

10.16*	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of Form 8-K filed on May 10, 2010).

10.17*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of Form 8-K filed on May 10, 2010).

10.18*	2010 Amended and Restated Equity Compensation Plan (incorporated by reference to Exhibit A of the Company’s Annual Proxy Statement on Schedule 14A filed on March 14, 2011).

10.19	Redemption Agreement with Phosphagenics Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on September 23, 2011).

10.20*	Employment Agreement dated January 1, 2012 between Ted Karkus and the Company ( incorporated by reference to Exhibit 99.2 of Form 10-Q filed on November 10, 2011).

10.21*	Employment Agreement dated January 1, 2012 between Robert V. Cuddihy, Jr., and the Company (incorporated by reference to Exhibit 99.1 of Form 10-Q filed on November 10, 2011).

10.22*	Employment Agreement dated January 1, 2015 between Ted Karkus and the Company ( incorporated by reference to Exhibit 99.2 of Form 8-K filed on January 14, 2015).

10.23	Employment Agreement dated January 1, 2015 between Robert V. Cuddihy, Jr. and the Company ( incorporated by reference to Exhibit 99.1 of Form 8-K filed on January 14, 2015).

10.24	Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 28, 2014).

10.25*	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K filed on May 28, 2014).

10.26*	Settlement Agreement and Mutual Release between ProPhase Labs, Inc. f/k/a The Quigley Corporation and John C. Godfrey, the Estate of Nancy Jane Godfrey, and Godfrey Science and Design, Inc. dated December 20, 2012. (incorporated by reference to Exhibit 10.25 of Form 10-K filed on March 28, 2013).

10.27*	Amendment to Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Appendix A of the Company’s Annual Proxy Statement on Schedule 14A filed on April 3, 2013).

10.28*	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Annual Proxy Statement on Schedule 14A filed on April 3, 2013).

10.29 *	Global Settlement Agreement between ProPhase Labs, Inc. and certain of the Company’s former managers and with certain shareholders dated September 4, 2014 resolving all litigation matters between the parties (incorporated by reference to Exhibit 99.3 of Form 8-K dated September 4, 2014)

14.1	Code of Ethics (incorporated by reference to Exhibit II of the Proxy Statement on Schedule 14A filed on March 31, 2003).

21.1**	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm, dated March 27, 2014.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2015.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated March 27, 2015.

31.3+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2015.

31.4+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2015.
32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

40 **	101	INS — XBRL Instance Document

41**	101	SCH — XBRL Taxonomy Extension Schema Document

42**	101	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

43 **	101	DEF — XBRL Taxonomy Extension Definition Linkbase Document

44 **	101	LAB — XBRL Taxonomy Extension Label Linkbase Document

45 **	101	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement

+ Filed herewith

** Previously filed on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 27, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.
Registrant

Date:	April 30, 2015	By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Principal Executive Officer		Principal Financial and Accounting Officer

By:	/s/Ted Karkus	By:	/s/Robert V. Cuddihy, Jr.
Ted Karkus		Robert V. Cuddihy, Jr.
Chairman of the Board and		Chief Operating Officer and Chief
Chief Executive Officer		Financial Officer

Date:	April 30, 2015

