Form 10-Q
period 2015-03-31
ProPhase Labs, Inc.
filed 2015-05-13
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2015
Common Stock, $0.0005 par value	15,892,296

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$5,021	$2,926
Accounts receivable, net	3,468	5,836
Inventory (Note 2)	3,277	3,292
Prepaid expenses and other current assets	670	1,404
Total current assets	12,436	13,458

Property, plant and equipment, net of accumulated depreciation of $4,424 and $4,341, respectively (Note 2)	2,558	2,599
Total assets	$14,994	$16,057

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable	$1,231	$667
Accrued advertising and other allowances	3,232	3,685
Other current liabilities	1,061	889
Total current liabilities	5,524	5,241

Other long term obligations (Note 5)	100	100

Commitments and contingencies (Note 5)	-	-

STOCKHOLDERS' EQUITY:
Common Stock, $.0005 par value; authorized 50,000,000; issued: 25,125,113 shares (Note 3)	13	13
Additional paid-in-capital	54,698	54,664
Accumulated deficit	(14,599)	(13,219)
Treasury stock, at cost 9,232,817 shares	(30,742)	(30,742)
Total stockholders' equity	9,370	10,716
Total liabilities and stockholders' equity	$14,994	$16,057

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Net sales (Note 2)	$5,860	$6,171

Cost of sales (Note 2)	2,198	2,191

Gross profit	3,662	3,980

Operating expenses:
Sales and marketing	2,812	2,997
Administration	2,021	1,507
Research and development	208	278
	5,041	4,782

Loss from operations	(1,379)	(802)

Interest expense, net	(1)	(2)

Loss before income tax	(1,380)	(804)

Income tax (Note 4)	-	-

Net loss	$(1,380)	$(804)

Basic and diluted loss per share:
Net loss	$(0.09)	$(0.05)

Weighted average common shares outstanding:
Basic and diluted	15,892	16,469

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional
	Outstanding, Net of	Par	Paid-In	Accumulated	Treasury
	Shares of Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2014	15,892,296	$13	$54,664	$(13,219)	$(30,742)	$10,716

Net loss	-	-	-	(1,380)	-	(1,380)

Share-based compensation expense (Note 3)	-	-	34	-	-	34

Balance at March 31, 2015	15,892,296	$13	$54,698	$(14,599)	$(30,742)	$9,370

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014

Cash flows from operating activities:
Net loss	$(1,380)	$(804)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	83	64
Share-based compensation expense	34	64
Gain on sale of equipment	(5)	-
Changes in operating assets and liabilities:
Accounts receivable	2,368	2,463
Inventory	15	309
Accounts payable	564	(19)
Accrued advertising and other allowances	(453)	35
Other operating assets and liabilities, net	906	839
Net cash provided by operating activities	2,132	2,951

Cash flows from investing activities:
Capital expenditures	(42)	(17)
Proceeds from the sale of equipment	5	-
Net cash used in investing activities	(37)	(17)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	947
Net cash provided by financing activities	-	947

Net increase in cash and cash equivalents	2,095	3,881

Cash and cash equivalents at beginning of period	2,926	1,638

Cash and cash equivalents at end of period	$5,021	$5,519

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Cold-EEZE® Cold Remedy Oral Spray is a liquid form of our zinc gluconate formulation that is sprayed in the mouth. Cold-EEZE® Cold Remedy QuickMelts® are fast dissolving tablets that are taken orally. Cold-EEZE® Cold Remedy is an established product in the health care and cold remedy market. For the three months ended March 31, 2015 and 2014, we operated in one reporting segment and our revenues have come principally from our OTC cold remedy products.

We use a December 31 year-end for financial reporting purposes. References herein to Fiscal 2015 shall mean the fiscal year ended December 31, 2015 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At March 31, 2015 and December 31, 2014, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $505,000 and $797,000, respectively. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2015	2014

Raw materials	$816	$798
Work in process	207	418
Finished goods	2,254	2,076
	$3,277	$3,292

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

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2015, our cash balance was $5.0 million and our bank balance was $5.3 million. Of the total bank balance, $582,000 was covered by federal depository insurance and $4.7 million was uninsured at March 31, 2015.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due us and other factors, we did not offset our account receivable with an allowance for bad debt at March 31, 2015 and December 31, 2014.

Our revenues are principally generated from the sale of OTC cold remedy products which represented approximately 93% and 95% of total revenues for each of the three months ended March 31, 2015 and 2014, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for the OTC cold remedy products. For the three months ended March 31, 2015 and 2014, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of March 31, 2015 and December 31, 2014, we included a provision for sales allowances of $55,000 and $129,000, respectively, which are reported as a reduction to sales and account receivables. Additionally, accrued advertising and other allowances as of March 31, 2015 included (i) $1.5 million for estimated future sales returns and (ii) $1.6 million for cooperative incentive promotion costs. As of December 31, 2014, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $2.1 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended March 31, 2015 and 2014 were $3.1 million and $3.4 million, respectively. Included in prepaid expenses and other current assets was $172,000 and $885,000 at March 31, 2015 and December 31, 2014, respectively, relating to prepaid advertising and promotion expenses.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 3). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended March 31, 2015 and 2014, we charged to operations $34,000 and $64,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended March 31, 2015 and 2014 were $208,000 and $278,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC cold remedy products.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 4).

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

Recently Issued Accounting Standards

In May 2014, the FASB issued new accounting guidance ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  There is no option for early adoption.  This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. On April 29, 2015 the FASB issued an exposure draft to extend the effective date of ASU 2014-09 until December 15, 2017.  We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued guidance that changes the evaluation criteria for consolidation and related disclosure requirements. This guidance introduces evaluation criteria specific to limited partnerships and other similar entities, as well as amends the criteria for evaluating variable interest entities with which the reporting entity is involved and certain investment funds. The guidance will become effective for us at the beginning of our first quarter of Fiscal 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was subsequently amended effective each of (i) May 23, 2008, (ii) August 18, 2009 and (iii) June 18, 2014. The Rights Agreement, as amended and restated, provides that each Right entitles the stockholder of record to purchase from the Company that number of common shares having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding common shares, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding common shares. The Rights Agreement allows for an exemption for Ted Karkus, the Company’s Chairman and Chief Executive Officer, to acquire up to 20% of our Common Stock without our Board of Directors declaring a dividend distribution. The dividend has the effect of giving the stockholder a 50% discount on the share’s current market value for exercising such right. In the event of a cashless exercise of the Right and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one common share of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is June 18, 2024.

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

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the 2014 Equity Line. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity – continued

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

During the period June 13, 2014 through December 31, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 31, 2015, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, the 1997 Plan provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the three months ended March 31, 2015 or 2014.

We are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At March 31, 2015, there were 26,500 options outstanding under the 1997 Plan with an expiration date of December 2015.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity – continued

The 2010 Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by shareholders on April 24, 2011 and further amended and approved by shareholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 1.6 million shares plus up to 900,000 shares that are authorized for issuance but unissued under the 1997 Plan for an aggregate of 2.5 million shares. The 1997 Plan expired on December 2, 2007 and no additional awards may be made. As of March 31, 2015, 1,481,750 of the options issued under the 1997 Plan prior to December 2007 expired unexercised or were terminated. As a consequence, these shares are deemed and remain unissued which up to a maximum of 900,000 shares became available for issuance under the 2010 Plan and the remaining 581,750 options are deemed cancelled. No options were granted under the 2010 Plan for the three months ended March 31, 2015 or 2014. At March 31, 2015, there were 19,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

There were no stock options exercised for the three months ended March 31, 2015 or 2014.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our shareholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by shareholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the three months ended March 31, 2015 or 2014, no shares were granted to directors. At March 31, 2015, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Note 4 – Income Taxes

As of December 31, 2014, we have net operating loss carry-forwards of approximately $38.6 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2033. Additionally, there are net operating loss carry-forwards of approximately $20.1 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2033. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

Note 5 – Commitments and Contingencies

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Commitments and Contingencies – continued

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The second annual installment of $100,000 plus accrued interest of $10,000 was paid in December 2014. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. At each of March 31, 2015 and December 31, 2014, other current liabilities and other long term obligations include $100,000 and $100,000, respectively, for the two remaining annual installment payments.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2015, as follows (in thousands):

Fiscal Year	Employment Contracts	Godfrey Settlement Agreement	Total
2015	769	100	869
2016	1,025	100	1,125
2017	1,025	-	1,025
2018	-	-	-
2019	-	-	-
Total	$2,819	$200	$3,019

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

Pursuant to the Original License Agreement, we issued 1,440,000 shares of our Common Stock having an aggregate value of approximately $2.6 million to PSI Parent (such shares, the “PSI Shares”) and made a one-time payment to PSI Parent of $1.0 million in March 2010. We recorded an intangible asset valued at $3.6 million in March 2010 for the acquisition of the PSI Technology license.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Investment in a Joint Venture - continued

As previously announced in September 2014, we are implementing a series of new product development and pre-commercialization initiatives principally in the dietary supplement category. While several of our product development initiatives have advanced, including those specific to the dietary supplement category, our Phusion product development initiatives have not progressed to management’s satisfaction. At this time, management believes that any products embodying the licensed technology to be developed by Phusion will not be available until Fiscal 2016 or 2017 at the earliest, and may be more limited than previously forecasted and may encompass fewer products or have limited retail distribution.

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

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2015 and 2014 were 1,739,500 and 1,637,500, respectively.

For the three months ended March 31, 2015 and 2014 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended March 31, 2015 and 2014, there were 358,411 and 586,215 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended
	March 31, 2015			March 31, 2014
	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	$(1,380)	15,892	$(0.09)	$(804)	16,469	$(0.05)

Dilutives:
Options	-	-	-	-	-	-

Diluted income (loss) per share	$(1,380)	15,892	$(0.09)	$(804)	16,469	$(0.05)

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

Our primary business is the manufacture, distribution, marketing and sale of OTC cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2014, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2014, Cold-EEZE® Cold Remedy Plus Multi-Symptom QuickMelts® for cold and flu. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. For the three ended March 31, 2015 and 2014, our revenues from operations have come principally from our OTC cold remedy products.

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

Seasonality of the Business

Our sales are derived principally from our OTC cold remedy products. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The third and fourth quarters generally represent the largest sales volume for our OTC cold remedy products with a corresponding increase in marketing and advertising expenditures designed to promote our products during the Cold Season. In addition, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which is dependent upon the timing, length and severity of each cold season. We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended March 31, 2015 as Compared to the Three Months Ended March 31, 2014

For the three months ended March 31, 2015, net sales were $5.9 million as compared to $6.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, net sales of OTC cold remedy products were $5.3 million as compared to net sales of $5.8 million for three months ended March 31, 2014. The decline in net sales for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due principally to the timing of customer purchases and consumer demand as a consequence of the incidence and severity of upper respiratory illnesses, respectively. For the three months ended March 31, 2015 and 2014, our contract manufacturing operations generated net sales to third party customers of $530,000 and $404,000, respectively.

Cost of sales for the three months ended March 31, 2015 were $ 2.2 million as compared to $2.2 million for the three months ended March 31, 2014. For the three months ended March 31, 2015 and 2014, we realized a gross margin of 62.5% and 64.5%, respectively. The decrease of 2.0% in gross margin from the prior period is principally due to, (i) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales and (ii) fluctuations in our product mix shipped from period to period Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended March 31, 2015 was $2.8 million as compared to $3.0 million for the three months ended March 31, 2014. The decrease in sales and marketing expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was principally due to a decrease in our marketing expenditures.

General and administration (“G&A”) expenses for the three months ended March 31, 2015 was $2.0 million as compared to $1.5 million for the three months ended March 31, 2014. The increase of $514,000 in administration expense for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was principally due to an increase in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the three months ended March 31, 2015 was $208,000, as compared to $278,000 for the three months ended March 31, 2014. The decrease in research and development costs for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was due principally to a decrease in the amount and timing of our product development expenditures.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2015, was $1.4 million, or ($0.09) per share, as compared to a net loss of $804,000, or ($0.05) per share, for the three months ended March 31, 2014.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2015 were $5.0 million compared to $2.9 million at December 31, 2014. The increase of $2.1 million in our cash balance for the three months ended March 31, 2015 was principally due to the net effect of (i) cash provided in operations of $2.1 million principally as a consequence of the net effect of (a) a decrease of accounts receivable of $2.4 million, (b) an increase of $906,000 to other operating assets and liabilities, offset by (c) our net loss of $1.4 million and, (ii) capital expenditures of $42,000. Our working capital was $6.9 million and $8.2 million as of March 31, 2015 and December 31, 2014, respectively.

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

2014 Equity Line of Credit

The Company and Dutchess executed a new equity line of credit agreement (such arrangement, the “2014 Equity Line”) dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the 2014 Equity Line. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

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

During the period June 13, 2014 through December 31, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At March 31, 2015, we have 438,480 shares of our Common Stock available for sale, at our discretion, under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

General

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital and its available 2014 Equity Line, if exercised, should provide a source of capital to fund normal business operations. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, it is likely that we will in the short and long term raise additional capital through the issuance of securities or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

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

Capital Expenditures

Capital expenditures during the remainder of Fiscal 2015 are not expected to be material.

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

Readers should carefully review the risk factors described in other sections of this filing, our Annual Report on Form 10-K for the year ended December 31, 2014 as well as in other documents we file from time to time with the SEC.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As of March 31, 2015, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $1.6 million for cooperative incentive promotion costs. As of December 31, 2014, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $2.1 million for cooperative incentive promotion costs. Additionally, as of March 31, 2015 and December 31, 2014, we included a provision for sales allowances of $55,000 and $129,000, respectively, which are reported as a reduction to sales and account receivables.

Income Taxes

As of December 31, 2014, we have net operating loss carry-forwards of approximately $38.6 million for federal purposes that will expire beginning in Fiscal 2020 through Fiscal 2033. Additionally, there are net operating loss carry-forwards of approximately $20.1 million for state purposes that will expire beginning in Fiscal 2018 through Fiscal 2033. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock are assured, a valuation allowance equaling the total deferred tax asset is being provided. Management believes that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

Recently Issued Accounting Standards

In May 2014, the FASB issued new accounting guidance ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  There is no option for early adoption.  This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. On April 29, 2015 the FASB issued an exposure draft to extend the effective date of ASU 2014-09 until December 15, 2017. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

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

In February 2015, the FASB issued guidance that changes the evaluation criteria for consolidation and related disclosure requirements. This guidance introduces evaluation criteria specific to limited partnerships and other similar entities, as well as amends the criteria for evaluating variable interest entities with which the reporting entity is involved and certain investment funds. The guidance will become effective for us at the beginning of our first quarter of Fiscal 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

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

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2014, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of March 31, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurances that the objectives of the control system will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. However, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

Part II. Other Information

Item 1.     Legal Proceedings.

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

Not applicable

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.     Defaults Upon Senior Securities.

None

Item 4.      Mine Safety Disclosures.

Not applicable

Item 5.    Other Information.

None

Item 6. Exhibits

(1)	Exhibit 31.1 Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(2)	Exhibit 31.2 Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(3)	Exhibit 32.1 Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(4)	Exhibit 32.2 Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(5)           101                   INS — XBRL Instance Document

(6)           101                   SCH — XBRL Taxonomy Extension Schema Document

(7)           101                   CAL — XBRL Taxonomy Extension Calculation Linkbase Document

(8)           101                   DEF — XBRL Taxonomy Extension Definition Linkbase Document

(9)           101                   LAB — XBRL Taxonomy Extension Label Linkbase Document

(10)         101                   PRE — XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2015

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 13, 2015

