Form 10-Q
period 2015-06-30
ProPhase Labs, Inc.
filed 2015-08-12
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

OR

  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 0-21617

ProPhase Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

621 N. Shady Retreat Road, Doylestown, Pennsylvania 18901

(Address of principal executive office)  (Zip Code)

(215) 345-0919

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registration was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2015
Common Stock, $0.0005 par value	16,330,776

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$3,761	$2,926
Accounts receivable, net	1,245	5,836
Inventory (Note 2)	3,705	3,292
Prepaid expenses and other current assets	468	1,404
Total current assets	9,179	13,458

Property, plant and equipment, net of accumulated depreciation of $4,508 and $4,341, respectively (Note 2)	2,860	2,599
Total assets	$12,039	$16,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$646	$667
Accrued advertising and other allowances	2,297	3,685
Other current liabilities	634	889
Total current liabilities	3,577	5,241

Other long term obligations (Note 5)	100	100

Commitments and contingencies (Note 5)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 3)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued 25,563,593 and 25,125,113 shares, respectively (Note 3)	13	13
Additional paid-in-capital	55,256	54,664
Accumulated deficit	(16,165)	(13,219)
Treasury stock, at cost 9,232,817 shares	(30,742)	(30,742)
Total stockholders’ equity	8,362	10,716
Total liabilities and stockholders’ equity	$12,039	$16,057

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014

Net sales (Note 2)	$2,191	$1,797	$8,051	$7,968

Cost of sales (Note 2)	1,184	1,005	3,382	3,196

Gross profit	1,007	792	4,669	4,772

Operating expenses:
Sales and marketing	710	852	3,522	3,849
Administration	1,591	2,804	3,612	4,311
Research and development	272	273	480	551
	2,573	3,929	7,614	8,711

Loss from operations	(1,566)	(3,137)	(2,945)	(3,939)

Interest expense, net	-	(1)	(1)	(3)

Loss before income tax	(1,566)	(3,138)	(2,946)	(3,942)

Income tax (Note 4)	-	-	-	-

Net loss	$(1,566)	$(3,138)	$(2,946)	$(3,942)

Basic and diluted loss per share:
Net loss	$(0.10)	$(0.19)	$(0.18)	$(0.24)

Weighted average common shares outstanding:
Basic and diluted	16,020	16,944	15,956	16,709

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional
	Outstanding, Net of	Par	Paid-In	Accumulated	Treasury
	Shares of Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2014	15,892,296	$13	$54,664	$(13,219)	$(30,742)	$10,716

Net loss	-	-	-	(2,946)	-	(2,946)

Share-based compensation expense (Note 3)	-	-	68	-	-	68

Common shares issued (Note 3)	438,480		524			524

Balance at June 30, 2015	16,330,776	$13	$55,256	$(16,165)	$(30,742)	$8,362

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014

Cash flows from operating activities:
Net loss	$(2,946)	$(3,942)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	167	133
Share-based compensation expense	68	128
Gain on sale of equipment	(9)	-
Changes in operating assets and liabilities:
Accounts receivable	4,591	2,976
Inventory	(413)	(727)
Accounts payable	(21)	388
Accrued advertising and other allowances	(1,388)	231
Other operating assets and liabilities, net	681	1,777
Net cash provided by operating activities	730	964

Cash flows from investing activities:
Capital expenditures	(428)	(78)
Proceeds from the sale of equipment	9	-
Net cash used in investing activities	(419)	(78)

Cash flows from financing activities:
Proceeds from issuance of common stock	524	4,826
Net cash provided by financing activities	524	4,826

Net increase in cash and cash equivalents	835	5,712

Cash and cash equivalents at beginning of period	2,926	1,638

Cash and cash equivalents at end of period	$3,761	$7,350

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”), was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health care products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplement, personal care and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of OTC heath care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. We expect to ship in the third quarter of Fiscal 2015 three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid forms for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies. Cold-EEZE® is an established product in the health care and cold remedy market. For the three and six months ended June 30, 2015 and 2014, we operated in one reporting segment and our revenues have come principally from our OTC health care and cold remedy products.

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2015” shall mean the fiscal year ended December 31, 2015 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of operating results that may be achieved over the course of the full year.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Seasonality of the Business

Our net sales are derived principally from our OTC heath care and cold remedy products. Currently, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales along with a corresponding increase in marketing and advertising expenditures designed to promote our products during the cold season. Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines. We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At June 30, 2015 and December 31, 2014, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $389,000 and $797,000, respectively. The components of inventory are as follows (in thousands):

	June 30, 2015	December 31, 2014

Raw materials	$931	$798
Work in process	234	418
Finished goods	2,540	2,076
	$3,705	$3,292

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

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. Our OTC heath care and cold remedy products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2015, our cash balance was $3.8 million and our bank balance was $4.1 million. Of the total bank balance, $583,000 was covered by federal depository insurance and $3.5 million was uninsured at June 30, 2015.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at June 30, 2015 and December 31, 2014.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Our revenues are principally generated from the sale of OTC heath care and cold remedy products which represented approximately 89% and 91% of total revenues for the six months ended June 30, 2015 and 2014, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The first, third and fourth quarters generally represent the largest sales volume for the OTC health care and cold remedy products. For the three and six months ended June 30, 2015 and 2014, our net sales were principally related to domestic markets.

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

As of June 30, 2015 and December 31, 2014, we included a provision for sales allowances of $32,000 and $129,000, respectively, which are reported as a reduction to sales and account receivables. Additionally, accrued advertising and other allowances as of June 30, 2015 included (i) $1.5 million for estimated future sales returns and (ii) $730,000 for cooperative incentive promotion costs. As of December 31, 2014, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $2.1 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended June 30, 2015 and 2014 were $442,000 and $1.1 million, respectively. Advertising and incentive promotion expenses incurred for the six months ended June 30, 2015 and 2014 were $3.6 million and $4.5 million, respectively. Included in prepaid expenses and other current assets was $263,000 and $885,000 at June 30, 2015 and December 31, 2014, respectively, relating to prepaid advertising and promotion expenses.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Stock and stock options for the purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 3). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended June 30, 2015 and 2014, we charged to operations $34,000 and $64,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the six months ended June 30, 2015 and 2014, we charged to operations $68,000 and $128,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended June 30, 2015 and 2014 were $272,000 and $273,000, respectively. Research and development costs for the six months ended June 30, 2015 and 2014 were $480,000 and $551,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC health care and cold remedy products.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until we have sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Note 4).

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than fifty percent likely of being realized upon ultimate settlement. Any interest or penalties related to income taxes will be recorded as interest or administrative expense, respectively.

As a result of our continuing tax losses, we have recorded a full valuation allowance against a net deferred tax asset. Additionally, we have not recorded a liability for unrecognized tax benefits.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Recently Issued Accounting Standards

In May 2014, the FASB issued new accounting guidance ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015 the FASB agreed to delay the effective date of ASU 2014-09 by one year. The new effective date for ASU 2014-09 is for the annual reporting period beginning after December 15, 2017 and for annual periods and interim periods thereafter. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2017 will not have a material impact on our consolidated financial statements.

Note 3 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

On June 16, 2015, our shareholders approved the change our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (“Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2015, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions.

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to the stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was subsequently amended effective each of (i) May 23, 2008, (ii) August 18, 2009 and (iii) June 18, 2014. The Rights Agreement, as amended and restated, provides that each Right entitles the stockholder of record to purchase from the Company that number of shares of Common Stock having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding shares of Common Stock, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding shares of Common Stock (such person, the “acquirer”). The Rights Agreement allows for an exemption for Ted Karkus, the Company’s Chairman and Chief Executive Officer, to acquire up to 20% of our Common Stock without our Board of Directors declaring a dividend distribution.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity – continued

The dividend has the effect of diluting the acquirer by giving our other stockholders a 50% discount on our Common Stock’s current market value for exercising the Rights. In the event of a cashless exercise of the Right and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one share of Common Stock of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the directors determine to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is June 18, 2024.

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

During the three months ended June 30, 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $524,000. During the three months ended June 30, 2014, we sold an aggregate of 2,500,000 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.6 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). At June 30, 2015, there were no shares of our Common Stock available for sale under the terms of the 2014 Equity Line. As a consequence of the utilization of the 2014 Equity Line, on July 23, 2015 we filed a post-effective amendment to the underlying registration statement for the 2014 Equity Line to terminate the registration statement (see Note 8).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity – continued

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, the 1997 Plan provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the six months ended June 30, 2015 or 2014.

We are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At June 30, 2015, there were 26,500 options outstanding under the 1997 Plan with an expiration date of December 2015.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by stockholders on April 24, 2011 and further amended and approved by stockholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 2.5 million shares. No options were granted under the 2010 Plan for the six months ended June 30, 2015 or 2014. At June 30, 2015, there were 19,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

There were no stock options exercised for the six months ended June 30, 2015 or 2014.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the six months ended June 30, 2015 or 2014, no shares were granted to directors. At June 30, 2015, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Treasury Stock Acquired Pursuant to a Settlement Agreement

Effective September 4, 2014, we consummated a definitive, global Settlement Agreement (“Settlement Agreement”) resolving all of our litigation with certain of the Company’s former managers and with certain stockholders. The Settlement Agreement amicably resolved these disputes and provided, in part, that certain parties (i) returned to the Company 3,896,764 shares of the Company’s Common Stock for which they are listed as the record owners to the Company; and (ii) paid $440,000 to the Company. In addition, the Company paid $500,000 to the benefit of one of the defendants and $37,000 to a third party, to defray certain costs and expenses associated with the Settlement Agreement.

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The second annual installment of $100,000 plus accrued interest of $10,000 was paid in December 2014. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. At each of June 30, 2015 and December 31, 2014, other current liabilities and other long term obligations include $100,000 and $100,000, respectively, for the two remaining annual installment payments.

Direct Response Contract

On June 30, 2015, we and Pacific Custom Video Productions Inc. (“PCV”) executed a Direct Response Production Agreement (“DRPA”) to produce a series of direct response television commercials for certain dietary supplement products currently in development by the Company. The estimated cost of the commercial development is $300,000. In addition, the Company has agreed to pay to PCV a performance incentive in the form of a royalty or commission of 3% of net sales collected, as defined in the agreement, of certain dietary supplement products to be marketed and promoted with PCV. The marketing and promotion of certain dietary supplement products with PCV are projected to commence late in the fourth quarter of Fiscal 2015 or the first quarter of Fiscal 2016 based upon product availability and other factors. As of June 30, 2015, there were no performance incentive payments earned under the DRPA.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Commitments and Contingencies – continued

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2015, as follows (in thousands):

Fiscal Year	Employment Contracts	Direct Response Contract	Godfrey Settlement Agreement	Total
2015	512	300	100	912
2016	1,025	-	100	1,125
2017	1,025	-	-	1,025
2018	-	-	-	-
2019	-	-	-	-
Total	$2,562	$300	$200	$3,062

Note 6 – Joint Venture

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

Note 6 – Joint Venture – continued

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

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2015 and 2014 were 1,739,500 and 1,632,500, respectively.

For the three and six months ended June 30, 2015 and 2014 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended June 30, 2015 and 2014, there were 271,594 and 559,318 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation. For the six months ended June 30, 2015 and 2014, there were 314,342 and 571,736 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2015			June 30, 2014			June 30, 2015			June 30, 2014
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	$(1,566)	16,020	$(0.10)	$(3,138)	16,944	$(0.19)	$(2,946)	15,956	$(0.18)	$(3,942)	16,709	$(0.24)

Dilutives:
Options	-	-	-	-	-	-	-	-	-	-	-	-

Diluted income (loss) per share	$(1,566)	16,020	$(0.10)	$(3,138)	16,944	$(0.19)	$(2,946)	15,956	$(0.18)	$(3,942)	16,709	$(0.24)

Note 8 – Subsequent Event

On July 30, 2015, we entered into an equity line of credit agreement (such arrangement, the “2015 Equity Line”) with Dutchess. Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement.

We may, at our discretion, draw on the 2015 Equity Line from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2015 Equity Line. The maximum number of shares that we are entitled to put to Dutchess in any one draw down notice shall not exceed 500,000 shares with a purchase price calculated in accordance with the 2015 Equity Line. We may deliver a notice for a subsequent put from time to time, following the one day pricing period for the prior put.

The purchase price shall be set at ninety-five percent (95%) of the VWAP of the Common Stock during the one trading day immediately following our put notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are entitled to deliver another draw down notice. In addition, Dutchess will not be obligated to purchase shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of the number of shares of Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Pursuant to the terms of the 2015 Equity Line, we are obligated to file one or more registrations statements with the SEC to register the resale by Dutchess of the shares of Common Stock issued or issuable under the 2015 Equity Line. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed. On August 4, 2015, we filed the registration statement for the underlying shares of the 2015 Equity Line with the SEC.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

General

ProPhase Labs, Inc. (“we”, “us”, “ProPhase” or the “Company”), was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health care products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplement, personal care and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of OTC health care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2014, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2014 Cold-EEZE® Cold Remedy Plus Multi-Symptom QuickMelts® for cold and flu. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. For the three and six ended June 30, 2015 and 2014, our revenues from operations have come principally from our OTC health care and cold remedy products.

Product Development

Our flagship Cold-EEZE® brand has generally performed well within the cough-cold category over the past several years. We expect to ship in the third quarter of Fiscal 2015 three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid forms for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies.

Although we continue to expand our Cold-EEZE product offerings, some retailers are limiting and/or reallocating shelf and promotional space away from the cough-cold category to other product categories. With cough-cold shelf and promotional space at a premium, opportunities in the future to introduce new Cold-EEZE® products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category. While management anticipates the growth potential in this category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name may be higher. Therefore, no assurance can be made that our new product efforts will be successful. We currently expect that at least one product in this new dietary supplement category will begin shipping in late Fiscal 2015 or early Fiscal 2016.

Seasonality of the Business

Our sales are derived principally from our OTC health care and cold remedy products. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The first, third and fourth quarters generally represent the largest sales volume for our OTC health care and cold remedy products with a corresponding increase in marketing and advertising expenditures designed to promote our products during the Cold Season. In addition, our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which is dependent upon the timing, length and severity of each cold season. We track health and wellness trends and develop retail promotional strategies to align our production scheduling, inventory management and marketing programs to optimize consumer purchases.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended June 30, 2015 as Compared to the Three Months Ended June 30, 2014

For the three months ended June 30, 2015, net sales were $2.2 million as compared to $1.8 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, net sales of OTC health care and cold remedy products were $1.8 million as compared to net sales of $1.5 million for three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, our contract manufacturing operations generated net sales to third party customers of $361,000 and $316,000, respectively.

Cost of sales for the three months ended June 30, 2015 were $ 1.2 million as compared to $1.0 million for the three months ended June 30, 2014. For the three months ended June 30, 2015 and 2014, we realized a gross margin of 45.9% and 44.1%, respectively. The increase of 1.8% in gross margin from the prior period is principally due to the one-time cost incurred to transition to a slightly narrower package during the three months ended June 30, 2014. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2015 was $710,000 as compared to $852,000 for the three months ended June 30, 2014. The decrease in sales and marketing expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was principally due to a decrease in our marketing expenditures.

General and administration (“G&A”) expenses for the three months ended June 30, 2015 was $1.6 million as compared to $2.8 million for the three months ended June 30, 2014. The decrease of $1.2 million in administration expense for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 was principally due to a decrease in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the three months ended June 30, 2015 was $272,000, as compared to $273,000 for the three months ended June 30, 2014.

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2015, was $1.6 million, or ($0.10) per share, as compared to a net loss of $3.1 million, or ($0.19) per share, for the three months ended June 30, 2014.

Financial Condition and Results of Operations

Results from Operations for the Six Months Ended June 30, 2015 as Compared to the Six Months Ended June 30, 2014

For the six months ended June 30, 2015, net sales were $8.1 million as compared to $8.0 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, net sales of OTC health care and cold remedy products were $7.2 million as compared to net sales of $7.2 million for six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, our contract manufacturing operations generated net sales to third party customers of $886,000 and $720,000, respectively.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Cost of sales for the six months ended June 30, 2015 were $3.4 million as compared to $3.2 million for the six months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we realized a gross margin of 57.9% and 59.9%, respectively. The decrease of 2.0% in gross margin from the prior period is principally due to, (i) a reduction in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped from period to period. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2015 was $3.5 million as compared to $3.8 million for the six months ended June 30, 2014. The decrease in sales and marketing expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was principally due to a decrease in our marketing expenditures.

General and administration (“G&A”) expenses for the six months ended June 30, 2015 was $3.6 million as compared to $4.3 million for the six months ended June 30, 2014. The decrease of $699,000 in administration expense for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was principally due to an decrease in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the six months ended June 30, 2015 was $480,000 as compared to $551,000 for the six months ended June 30, 2014. The decrease in research and development costs for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 was due principally to a decrease in the amount and timing of our product development expenditures.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2015, was $2.9 million, or ($0.18) per share, as compared to a net loss of $3.9 million, or ($0.24) per share, for the six months ended June 30, 2014.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2015 were $3.7 million compared to $2.9 million at December 31, 2014. The increase of $835,000 in our cash balance for the six months ended June 30, 2015 was principally due to the net effect of (i) cash provided in operations of $730,000 principally as a consequence of the net effect of (a) a decrease of accounts receivable of $4.6 million, (b) an decrease of $681,000 to other operating assets and liabilities, offset by (c) a decrease of $1.4 million in accrued advertising, (d) an increase of $413,000 in inventory, and (e) our net loss of $2.9 million, and (ii) net proceeds of $524,00 from the sale of our Common Stock offset by (iii) capital expenditures of $428,000. Our working capital was $5.6 million and $8.2 million as of June 30, 2015 and December 31, 2014, respectively.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

During the period January 1, 2014 through May 23, 2014, we sold an aggregate of 698,207 shares of Common Stock to Dutchess under and pursuant to the 2012 Equity Line and we derived net proceeds of $1.2 million. The sales of the shares under the 2012 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder).

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

During the three months ended June 30, 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $524,000 During the three months ended June 30, 2014, we sold an aggregate of 2,500,000 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.6 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). At June 30, 2015, there were no shares of our Common Stock available for sale under the terms of the 2014 Equity Line and covered pursuant to a registration statement.

2015 Equity Line of Credit

On July 30, 2015, we entered into an equity line of credit agreement (such arrangement, the “2015 Equity Line”) with Dutchess. Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement.

We may, at our discretion, draw on the 2015 Equity Line from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2015 Equity Line. The maximum number of shares that we are entitled to put to Dutchess in any one draw down notice shall not exceed 500,000 shares with a purchase price calculated in accordance with the 2015 Equity Line. We may deliver a notice for a subsequent put from time to time, following the one day pricing period for the prior put.

The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (“VWAP”) of the Common Stock during the one trading day immediately following our put notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. During such time, we are be entitled to deliver another draw down notice. In addition, Dutchess will not be obligated to purchase shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of the number of shares of Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Pursuant to the terms of the 2015 Equity Line, we are obligated to file one or more registrations statements with the SEC to register the resale by Dutchess of the shares of Common Stock issued or issuable under the 2015 Equity Line. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed. On August 4, 2015, we filed the registration statement for the underlying shares of the 2015 Equity Line with the SEC.

General

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital and its available 2015 Equity Line, if exercised, should provide a source of capital to fund normal business operations. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, it is likely that we will in the short and long term raise additional capital through the issuance of securities or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

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

Management believes that cash generated from operations, along with our current cash balances, will be sufficient to finance working capital and capital expenditure requirements to fund normal business operations for at least the next twelve months. However, we will likely require additional capital to support, among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research and development activities, (iv) venture investments or acquisitions, and/or (v) support current operations.

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

In addition to OTC and prescription drug products, the FDA regulates the safety, manufacturing, labeling and distribution of dietary supplements, including vitamins, minerals and herbs, food additives, food supplements and cosmetics. The FTC also has overlapping jurisdiction with the FDA to regulate the promotion and advertising of vitamins, OTC drugs, cosmetics and foods. In addition, certain of our OTC health care and cold remedy products are homeopathic remedies which are subject to standards established by the Homeopathic Pharmacopoeia of the United States (“HPUS”). HPUS sets the standards for source, composition and preparation of homeopathic remedies which are officially recognized under the Federal Food, Drug and Cosmetics Act, as amended.

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

We have aligned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC health care and cold remedy and consumer products, natural based health products and other supplement and cosmeceutical products. In addition, we may seek to acquire from third parties or enter into other arrangements with respect to new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise. There can be no assurance that we will be able to effectuate our business plan successfully or that our revenue growth will continue. In addition, we may not be successful in acquiring or otherwise entering into any new lines of business and, if we are successful in doing so, there can be no assurance that such new business will achieve profitability.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As of June 30, 2015 and December 31, 2014, we included a provision for sales allowances of $32,000 and $129,000, respectively, which are reported as a reduction to sales and account receivables. Additionally, accrued advertising and other allowances as of June 30, 2015 included (i) $1.5 million for estimated future sales returns and (ii) $730,000 for cooperative incentive promotion costs. As of December 31, 2014, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $2.1 million for cooperative incentive promotion costs.

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

Recently Issued Accounting Standards

In May 2014, the FASB issued new accounting guidance ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. There is no option for early adoption. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. On July 9, 2015 the FASB agreed to delay the effective date of ASU 2014-09 by one year. The new effective date for ASU 2014-09 is for the annual reporting period beginning after December 15, 2017 and for annual periods and interim periods thereafter. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

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

In July 2015, the FASB issued an accounting standards update that requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2017 will not have a material impact on our consolidated financial statements.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Such risks and uncertainties include, but are not limited to:

●	The ability of our management to successfully implement our business plan and strategy;

●	Our ability to fund our operations including the cost and availability of capital and credit;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our dependence on sales from our principal product, Cold-EEZE®, and our ability to successfully develop and commercialize our new products within the cough-cold category or other categories such as dietary supplements;

●	Changes in our retail and distribution customers strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the cough/cold category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products;

●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of an economic recovery, if any, and their impacts on our business including demand for our products;

●	Our ability to protect our proprietary rights;

●	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;

●	Potential disruptions in our ability to manufacture our products or our access to raw materials;

●	Seasonal fluctuations in demand for our products;

●	Our ability to attract, retain and motivate our key employees; and

●	Other risks identified in this Report.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

(1)	Exhibit 2.1	Plan of Conversion, dated June 16, 2015. (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

(2)	Exhibit 3.1	Articles of Conversion, as filed with the Secretary of State of the State of Nevada on June 18, 2015 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

(3)	Exhibit 3.2	Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on June 18, 2015 (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

(4)	Exhibit 3.3	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on June 18, 2015 (incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

(5)	Exhibit 3.4	Bylaws, effective June 18, 2015 (incorporated by reference to Exhibit 3.4 of the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2015)

(6)	Exhibit 10.1*	Employment Agreement effective as of May 29, 2015 between Robert V. Cuddihy, Jr. and the Company (incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

(7)	Exhibit 10.2*	Employment Agreement effective as May 29, 2015 between Ted Karkus and the Company (incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed with the SEC on May 29, 2015)

(8)	Exhibit 10.3	Direct Response Production Agreement dated June 30, 2015 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on July 6, 2015)

(9)	Exhibit 10.4	Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund, II, LP, dated as of July 30, 2015 (incorporated by reference to Exhibit 4.1 of Form S-3 filed with the SEC on August 5, 2015)

(10)	Exhibit 10.5	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund, II, LP, dated as of July 30, 2015 (incorporated by reference to Exhibit 4.2 of Form S-3 filed with the SEC on August 5, 2015)

(11)	Exhibit 31.1**	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(12)	Exhibit 31.2**	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(13)	Exhibit 32.1**	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(14)	Exhibit 32.2**	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(15)	101	INS — XBRL Instance Document

(16)	101	SCH — XBRL Taxonomy Extension Schema Document

(17)	101	CAL — XBRL Taxonomy Extension Calculation Linkbase Document

(18)	101	DEF — XBRL Taxonomy Extension Definition Linkbase Document

(19)	101	LAB — XBRL Taxonomy Extension Label Linkbase Document

(20)	101	PRE — XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates a management contract or compensatory plan or arrangement

** Filed hereinwith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2015

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 12, 2015

