Form 10-Q
period 2015-09-30
ProPhase Labs, Inc.
filed 2015-11-13
CIK 868278

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registration was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer [  ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2015
Common Stock, $0.0005 par value	17,080,776

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$1,336	$2,926
Accounts receivable, net	2,766	5,836
Inventory (Note 2)	4,891	3,292
Prepaid expenses and other current assets	1,842	1,404
Total current assets	10,835	13,458

Property, plant and equipment, net of accumulated depreciation of $4,601 and $4,341, respectively (Note 2)	3,017	2,599
Total assets	$13,852	$16,057

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES:
Accounts payable	$919	$667
Accrued advertising and other allowances	2,128	3,685
Other current liabilities	668	889
Total current liabilities	3,715	5,241

Other long term obligations (Note 5)	100	100

Commitments and contingencies (Note 5)	-	-

STOCKHOLDERS’ EQUITY:
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 3)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued 26,313,593 and 25,125,113 shares, respectively (Note 3)	13	13
Additional paid-in-capital	56,329	54,664
Accumulated deficit	(15,563)	(13,219)
Treasury stock, at cost 9,232,817 shares	(30,742)	(30,742)
Total stockholders’ equity	10,037	10,716
Total liabilities and stockholders’ equity	$13,852	$16,057

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

Net sales (Note 2)	$4,390	$5,130	$12,441	$13,098

Cost of sales (Note 2)	1,671	1,620	5,052	4,816

Gross profit	2,719	3,510	7,389	8,282

Operating expenses:
Sales and marketing	699	875	4,221	4,724
Administration	1,222	1,917	4,834	6,228
Research and development	195	356	675	907
Impairment charge	-	3,577	-	3,577
	2,116	6,725	9,730	15,436

Income (loss) from operations	603	(3,215)	(2,341)	(7,154)

Interest expense, net	(1)	(1)	(3)	(4)

Income (loss) before income tax	602	(3,216)	(2,344)	(7,158)

Income tax (Note 4)	-	-	-	-

Net income (loss)	$602	$(3,216)	$(2,344)	$(7,158)

Basic income (loss) per share:
Net income (loss)	$0.04	$(0.18)	$(0.14)	$(0.42)

Diluted income (loss) per share:
Net income (loss)	$0.04	$(0.18)	$(0.14)	$(0.42)

Weighted average common shares outstanding:
Basic	16,597	18,208	16,171	17,216
Diluted	16,972	18,208	16,171	17,216

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional
	Outstanding, Net of	Par	Paid-In	Accumulated	Treasury
	Shares of Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2014	15,892,296	$13	$54,664	$(13,219)	$(30,742)	$10,716

Net loss	-	-	-	(2,344)	-	(2,344)

Share-based compensation expense (Note 3)	-	-	101	-	-	101

Common shares issued (Note 3)	1,188,480	-	1,564	-	-	1,564

Balance at September 30, 2015	17,080,776	$13	$56,329	$(15,563)	$(30,742)	$10,037

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014

Cash flows from operating activities:
Net loss	$(2,344)	$(7,158)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	260	202
Share-based compensation expense	101	191
Impairment charge	-	3,577
Gain on sale of equipment	(9)	(6)
Changes in operating assets and liabilities:
Accounts receivable	3,070	1,268
Inventory	(1,599)	(1,659)
Accounts payable	252	1,097
Accrued advertising and other allowances	(1,557)	319
Other operating assets and liabilities, net	(659)	691
Net cash used in operating activities	(2,485)	(1,478)

Cash flows from investing activities:
Capital expenditures	(678)	(122)
Proceeds from the sale of equipment	9	6
Net cash used in investing activities	(669)	(116)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,564	4,909
Net cash provided by financing activities	1,564	4,909

Net (decrease) increase in cash and cash equivalents	(1,590)	3,315

Cash and cash equivalents at beginning of period	2,926	1,638

Cash and cash equivalents at end of period	$1,336	$4,953

Supplemental disclosure of cash flow information:
Treasury stock acquired pursuant to a settlement agreement	$-	$5,105

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

Our primary business is the manufacture, distribution, marketing and sale of OTC heath care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. We began shipping in the third quarter of Fiscal 2015 three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid forms for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies. Cold-EEZE® is an established product in the health care and cold remedy market. For the three and nine months ended September 30, 2015 and 2014, we operated in one reporting segment and our revenues have come principally from our OTC health care and cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2014. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At September 30, 2015 and December 31, 2014, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $431,000 and $797,000, respectively. The components of inventory are as follows (in thousands):

	September 30, 2015	December 31, 2014

Raw materials	$1,682	$798
Work in process	408	418
Finished goods	2,801	2,076
	$4,891	$3,292

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2015, our cash balance was $1.3 million and our bank balance was $2.0 million. Of the total bank balance, $566,000 was covered by federal depository insurance and $1.4 million was uninsured at September 30, 2015.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2015 and December 31, 2014.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Our revenues are principally generated from the sale of OTC heath care and cold remedy products which represented approximately 89% and 95% of total revenues for the nine months ended September 30, 2015 and 2014, respectively. A significant portion of our business is highly seasonal, which causes major variations in operating results from quarter to quarter. The first, third and fourth quarters generally represent the largest sales volume for the OTC health care and cold remedy products. For the three and nine months ended September 30, 2015 and 2014, our net sales were principally related to domestic markets.

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

As of September 30, 2015 and December 31, 2014, we included a provision for sales allowances of $52,000 and $129,000, respectively, which are reported as a reduction to sales and account receivables. Additionally, accrued advertising and other allowances as of September 30, 2015 included (i) $1.5 million for estimated future sales returns and (ii) $589,000 for cooperative incentive promotion costs. As of December 31, 2014, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $2.1 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended September 30, 2015 and 2014 were $645,000 and $1.3 million, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2015 and 2014 were $4.2 million and $5.7 million, respectively. Included in prepaid expenses and other current assets was $1.3 million and $885,000 at September 30, 2015 and December 31, 2014, respectively, relating to prepaid advertising and promotion expenses.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Stock and stock options for the purchase of our common stock, $0.0005 par value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 3). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended September 30, 2015 and 2014, we charged to operations $34,000 and $63,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the nine months ended September 30, 2015 and 2014, we charged to operations $101,000 and $191,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

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

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2015 and 2014 were $195,000 and $356,000, respectively. Research and development costs for the nine months ended June 30, 2015 and 2014 were $675,000 and $907,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC health care and cold remedy products.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Companies should apply existing guidance in ASC 718, “Compensation - Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective as of January 1, 2016. Earlier adoption is permitted. We may apply the amendments in this update either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If a retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if a retrospective transition is adopted, we may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB ASU No. 2015-2 “Amendments to the Consolidation Analysis” which issued guidance that changes the evaluation criteria for consolidation and related disclosure requirements. This guidance introduces evaluation criteria specific to limited partnerships and other similar entities, as well as amends the criteria for evaluating variable interest entities with which the reporting entity is involved and certain investment funds. The guidance will become effective for us at the beginning of our first quarter of Fiscal 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory” which requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2017 will not have a material impact on our consolidated financial statements.

Note 3 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

On June 16, 2015, our shareholders approved the change our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (“Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2015, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions.

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

2014 Equity Line of Credit

The Company and Dutchess executed an equity line of credit agreement (such arrangement, the “2014 Equity Line”) dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the 2014 Equity Line. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

In June 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $524,000. During the period June 4, 2014 through September 30, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). At June 30, 2015, there were no shares of our Common Stock available for sale under the terms of the 2014 Equity Line. As a consequence of the utilization of the 2014 Equity Line, on July 23, 2015 we filed a post-effective amendment to the underlying registration statement for the 2014 Equity Line to terminate the registration statement.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity – continued

2015 Equity Line of Credit

On July 30, 2015, we entered into a new equity line of credit agreement (such arrangement, the “2015 Equity Line”) with Dutchess. Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement.

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

The purchase price shall be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of the Common Stock during the one trading day immediately following our put notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

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

Pursuant to the terms of the 2015 Equity Line, we are obligated to file one or more registrations statements with the SEC to register the resale by Dutchess of the shares of Common Stock issued or issuable under the 2015 Equity Line. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed. On August 4, 2015, we filed a registration statement for the underlying shares of the 2015 Equity Line with the SEC and the registration statement was declared effective by the SEC on August 21, 2015.

During the period August 21, 2015 through September 30, 2015, we sold an aggregate of 750,000 shares of Common Stock to Dutchess under and pursuant to the 2015 Equity Line and we derived net proceeds of $1.0 million. The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At September 30, 2015 we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to a registration statement.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Transactions Affecting Stockholders’ Equity – continued

The 1997 Option Plan

On December 2, 1997, our Board of Directors approved a Stock Option Plan (the “1997 Plan”), which was amended in 2005, the 1997 Plan provided for the granting of up to 4.5 million shares of Common Stock. Under the 1997 Plan, we were permitted to grant options to employees, officers or directors of the Company at variable percentages of the market value of stock at the date of grant. No incentive stock option could be exercisable more than ten years after the date of grant or five years after the date of grant where the individual owns more than ten percent of the total combined voting power of all classes of stock. Stockholders approved the 1997 Plan in Fiscal 1998. No options were granted under this Plan for the nine months ended September 30, 2015 or 2014.

We are precluded from issuing any additional options or grants in the future under the 1997 Plan pursuant to the terms of the plan document. Options previously granted continue to be available for exercise at any time prior to such options’ respective expiration dates, but in no event later than ten years from the date granted. At September 30, 2015, there were 26,500 options outstanding under the 1997 Plan with an expiration date of December 2015.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by stockholders on April 24, 2011 and further amended and approved by stockholders on May 6, 2013 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 2.5 million shares. No options were granted under the 2010 Plan for the nine months ended September 30, 2015 or 2014. At September 30, 2015, there were 19,659 shares of Common Stock that may be issued pursuant to the terms of the 2010 Equity Compensation Plan.

There were no stock options exercised for the nine months ended September 30, 2015 or 2014.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the nine months ended September 30, 2015 or 2014, no shares were granted to directors. At September 30, 2015, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we agreed to make four additional annual payments of $100,000 due in December of each of the next four years. Each annual payment in the amount of $100,000 will accrue interest at the per annum rate of 3.25%. The second annual installment of $100,000 plus accrued interest of $10,000 was paid in December 2014. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark. At each of September 30, 2015 and December 31, 2014, other current liabilities and other long term obligations include $100,000 and $100,000, respectively, for the two remaining annual installment payments.

Direct Response Contract

On June 30, 2015, we and Pacific Custom Video Productions Inc. (“PCV”) executed a Direct Response Production Agreement (“DRPA”) to produce a series of direct response television commercials for certain dietary supplement products currently in development by the Company. The cost of the television commercial development is $300,000. In addition, the Company has agreed to pay to PCV a performance incentive in the form of a royalty or commission of 3% of net sales collected, as defined in the agreement, of certain dietary supplement products to be marketed and promoted with PCV. The marketing and promotion of certain dietary supplement products with PCV are projected to commence late in the fourth quarter of Fiscal 2015 or the first quarter of Fiscal 2016 based upon product availability and other factors. As of September 30, 2015, there were no performance incentive payments earned under the DRPA.

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

In September 2014, we began implementing a series of new product development and pre-commercialization initiatives principally in the dietary supplement category. While several of our product development initiatives have advanced, including those specific to the dietary supplement category, our Phusion product development initiatives had not progressed to management’s satisfaction. At that time, management believed that any products embodying the licensed technology to be developed by Phusion would not be available until Fiscal 2016 or 2017 at the earliest, and may be more limited than previously forecasted and may encompass fewer products or have limited retail distribution.

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

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the alleged Phosphagenics Entities’ breach of a certain amended and restated licenses agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. An arbitration hearing is currently scheduled for December 2015 and at this time, while no prediction as to the outcome of this action can be made, we do not expect a material adverse outcome.

Note 7 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2015 and 2014 were 1,739,500 and 1,632,500, respectively.

For the nine months ended September 30, 2015 and 2014, and the three months ended September 30, 2014 dilutive earnings per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the nine months ended September 30, 2015 and 2014, there were 335,454 and 512,182 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings per share computation as a consequence of their anti-dilutive effect. For the three months ended September 30, 2015 there were 375,253 Common Stock Equivalents, which were in the money, that were included in the earnings per share computation. For the three months ended September 30, 2014, there were 393,260 Common Stock Equivalents which were in the money, that were excluded from the earnings per share computation as a consequence of their anti-dilutive effect.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Earnings (Loss) Per Share - continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2014			September 30, 2015			September 30, 2014
	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic earnings (loss) per share	$602	16,597	$0.04	$(3,216)	18,208	$(0.18)	$(2,344)	16,171	$(0.14)	$(7,158)	17,216	$(0.42)

Dilutives:
Options	-	375	-	-	-	-	-	-	-	-	-	-

Diluted income (loss) per share	$602	16,972	$0.04	$(3,216)	18,208	$(0.18)	$(2,344)	16,171	$(0.14)	$(7,158)	17,216	$(0.42)

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

Our primary business is the manufacture, distribution, marketing and sale of OTC health care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® Cold Remedy and our principal product is Cold-EEZE® Cold Remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® Cold Remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® Cold Remedy QuickMelts® and (ii) Cold-EEZE® Cold Remedy Oral Spray. In Fiscal 2014, we expanded our Cold-EEZE® Cold Remedy QuickMelts® product line and began shipments to retailers in July 2014 Cold-EEZE® Cold Remedy Plus Multi-Symptom QuickMelts® for cold and flu. Each of our Cold-EEZE® Cold Remedy QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain natural (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients. For the three and nine months ended September 30, 2015 and 2014, our revenues from operations have come principally from our OTC health care and cold remedy products.

Product Development

Our flagship Cold-EEZE® brand has generally performed well within the cough-cold category over the past several years. We began shipping in the third quarter of Fiscal 2015 three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid forms for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies.

Although we continue to expand our Cold-EEZE® product offerings, some retailers are limiting and/or reallocating shelf and promotional space away from the cough-cold category to other product categories. With cough-cold shelf and promotional space at a premium, opportunities in the future to introduce new Cold-EEZE® products in the cough-cold category may be limited. Therefore, to continue to grow our Company, we are in the process of implementing a series of new product development and pre-commercialization initiatives in the dietary supplement category.

These dietary supplement product development and pre-commercialization activities are expected to be completed in the fourth quarter of 2015 under the brand name of TK SupplementsTM. The inaugural TK SupplementsTM product line is comprised of three men’s health products for (i) sexual health, (ii) daily energy booster plus testosterone support and (iii) prostate and urinary health. These three TK SupplementsTM products are scheduled for launch in December of 2015 or early first Fiscal 2016 with an initial emphasis on men’s sexual health as the principal product for the initial launch.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended September 30, 2015

as Compared to the Three Months Ended September 30, 2014

For the three months ended September 30, 2015, net sales were $4.4 million as compared to $5.1 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, net sales of OTC health care and cold remedy products were $3.9 million as compared to net sales of $4.9 million for three months ended September 30, 2014. The decline in net sales for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was due principally to the timing of customer purchases, product mix shipped from period to period and consumer demand as a consequence of several factors including the incidence and severity of upper respiratory illnesses, respectively. For the three months ended September 30, 2015 and 2014, our contract manufacturing operations generated net sales to third party customers of $496,000 and $260,000, respectively.

Cost of sales for the three months ended September 30, 2015 were $1.7 million as compared to $1.6 million for the three months ended September 30, 2014. For the three months ended September 30, 2015 and 2014, we realized a gross margin of 61.9% and 68.2%, respectively. The decrease of 6.5% in gross margin from the prior period is principally due to (i) an increase in contract manufacturing net sales which carry lower gross margins and (ii) a reduction in the absorption of fixed production costs as a consequence of a decline in net sales. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2015 was $699,000 as compared to $875,000 for the three months ended September 30, 2014. The decrease in sales and marketing expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was principally due to a decrease in our marketing expenditures.

General and administration (“G&A”) expenses for the three months ended September 30, 2015 was $1.2 million as compared to $1.9 million for the three months ended September 30, 2014. The decrease of $695,000 in administration expense for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was principally due to a decrease in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the three months ended September 30, 2015 was $195,000, as compared to $356,000 for the three months ended September 30, 2014 principally due to a decrease in the amount and timing of our product development expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As a consequence of our impairment assessment, we determined that a full impairment occurred of the Phusion intangible asset, licensed technology in the third quarter of Fiscal 2014. As a consequence, for the three months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2015, was $602,000, or $0.04 per share, as compared to a net loss of $3.2 million, or ($0.18) per share, for the three months ended September 30, 2014.

Financial Condition and Results of Operations

Results from Operations for the Nine Months Ended September 30, 2015 as Compared to the Nine Months Ended September 30, 2014

For the nine months ended September 30, 2015, net sales were $12.4 million as compared to $13.1 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, net sales of OTC health care and cold remedy products were $11.1 million as compared to net sales of $12.1 million for nine months ended September 30, 2014. The decline in net sales for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due principally to the timing of customer purchases, product mix shipped from period to period and consumer demand as a consequence of several factors including the incidence and severity of upper respiratory illnesses, respectively. For the nine months ended September 30, 2015 and 2014, our contract manufacturing operations generated net sales to third party customers of $1.4 million and $1.0 million, respectively.

Cost of sales for the nine months ended September 30, 2015 were $5.1million as compared to $4.8 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 and 2014, we realized a gross margin of 59.4% and 63.2%, respectively. The decrease of 3.8% in gross margin from the prior period is principally due to, (i) a reduction in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped from period to period (iii) an increase in contract manufacturing net sales which carry lower gross margins. Gross margins are principally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2015 was $4.2 million as compared to $4.7 million for the nine months ended September 30, 2014. The decrease in sales and marketing expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was principally due to a decrease in our marketing expenditures.

General and administration (“G&A”) expenses for the nine months ended September 30, 2015 was $4.8 million as compared to $6.2 million for the nine months ended September 30, 2014. The decrease of $1.4 million in administration expense for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was principally due to an decrease in professional and legal fees related to certain, now resolved, litigation matters.

Research and development costs during the nine months ended September 30, 2015 was $675,000 as compared to $907,000 for the nine months ended September 30, 2014. The decrease in research and development costs for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was due principally to a decrease in the amount and timing of our product development expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As a consequence of our impairment assessment, we determined that a full impairment occurred of the Phusion intangible asset, licensed technology in the third quarter of Fiscal 2014. As a consequence, for the nine months ended September 30, 2014 we charged to operations a $3.6 million impairment charge.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2015, was $2.3 million, or ($0.14) per share, as compared to a net loss of $7.2 million, or ($0.42) per share, for the nine months ended September 30, 2014.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2015 were $1.3 million compared to $2.9 million at December 31, 2014. The decrease of $1.6 million in our cash balance for the nine months ended September 30, 2015 was principally due to the net effect of (i) cash used in operations of $2.5 million principally as a consequence of the net effect of (a) an increase of $1.6 million in inventory, (b) a decrease of $1.6 million in accrued advertising, offset by (c) a decrease of accounts receivable of $3.1 million and (d) our net loss of $2.3 million, (ii) capital expenditures of $678,000 offset by (iii) net proceeds of $1.6 million from the sale of our Common Stock. Our working capital was $7.1 million and $8.2 million as of September 30, 2015 and December 31, 2014, respectively.

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

2014 Equity Line of Credit

The Company and Dutchess executed an equity line of credit agreement (such arrangement, the “2014 Equity Line”) dated May 28, 2014 whereby Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,000,000 shares of the Company’s Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the 2014 Equity Line. On May 29, 2014, we filed a registration statement with the SEC to register for sale up to 3,000,000 shares of our Common Stock and the registration statement was declared effective by the SEC on June 4, 2014.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In June 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $524,000. During the period June 4, 2014 through September 30, 2014, we sold an aggregate of 2,561,520 shares of our Common Stock to Dutchess under and pursuant to the 2014 Equity Line and we derived net proceeds of $3.7 million. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). At June 30, 2015, there were no shares of our Common Stock available for sale under the terms of the 2014 Equity Line. As a consequence of the utilization of the 2014 Equity Line, on July 23, 2015 we filed a post-effective amendment to the underlying registration statement for the 2014 Equity Line to terminate the registration statement.

2015 Equity Line of Credit

On July 30, 2015, we entered into a new equity line of credit agreement (such arrangement, the “2015 Equity Line”) with Dutchess. Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement.

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

Pursuant to the terms of the 2015 Equity Line, we are obligated to file one or more registrations statements with the SEC to register the resale by Dutchess of the shares of Common Stock issued or issuable under the 2015 Equity Line. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed. On August 4, 2015, we filed a registration statement for the underlying shares of the 2015 Equity Line with the SEC and the registration statement was declared effective by the SEC on August 21, 2015.

During the period August 21, 2015 through September 30, 2015, we sold an aggregate of 750,000 shares of Common Stock to Dutchess under and pursuant to the 2015 Equity Line and we derived net proceeds of $1.0 million. The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder).

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

General

Management believes that its strategy to maintain Cold-EEZE® as a recognized brand name, its broader range of products, its adequate manufacturing capacity, together with its current working capital and its available 2015 Equity Line, if exercised, should provide a source of capital to fund normal business operations for at least the next twelve months. Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, it is likely that we will in the short and long term raise additional capital through the issuance of securities or secure other financing sources to support such product development research, new product acquisitions or a venture investment or acquisition. Such funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

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

As of September 30, 2015 and December 31, 2014, we included a provision for sales allowances of $52,000 and $129,000, respectively, which are reported as a reduction to sales and account receivables. Additionally, accrued advertising and other allowances as of September 30, 2015 included (i) $1.5 million for estimated future sales returns and (ii) $589,000 for cooperative incentive promotion costs. As of December 31, 2014, accrued advertising and other allowances included (i) $1.5 million for estimated future sales returns and (ii) $2.1 million for cooperative incentive promotion costs.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In June 2014, the FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this update require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. Companies should apply existing guidance in ASC 718, “Compensation - Stock Compensation”, as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments in this update will be effective as of January 1, 2016. Earlier adoption is permitted. We may apply the amendments in this update either: (1) prospectively to all awards granted or modified after the effective date; or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If a retrospective transition is adopted, the cumulative effect of applying this update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if a retrospective transition is adopted, we may use hindsight in measuring and recognizing the compensation cost. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2016 will not have a material impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2 “Amendments to the Consolidation Analysis” which changes the evaluation criteria for consolidation and related disclosure requirements. This guidance introduces evaluation criteria specific to limited partnerships and other similar entities, as well as amends the criteria for evaluating variable interest entities with which the reporting entity is involved and certain investment funds. The guidance will become effective for us at the beginning of our first quarter of Fiscal 2017. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory” which requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently assessing the impact of this update, and believe that its adoption on January 1, 2017 will not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2015. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2015, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the alleged Phosphagenics Entities’ breach of a certain amended and restated licenses agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. An arbitration hearing is currently scheduled for December 2015 and at this time, while no prediction as to the outcome of this action can be made, we do not expect a material adverse outcome.

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

Date: November 13, 2015

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 13, 2015

