Form 10-Q
period 2016-06-30
ProPhase Labs, Inc.
filed 2016-08-11
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2016
Common Stock, $0.0005 par value	17,080,776

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$1,149	$1,664
Accounts receivable, net (Note 2)	1,801	4,000
Inventory (Note 2)	4,349	4,331
Prepaid expenses and other current assets (Note 2)	1,181	1,884
Total current assets	8,480	11,879

Property, plant and equipment, net of accumulated depreciation of $4,921 and $4,708, respectively (Note 2)	3,064	2,950
Total assets	$11,544	$14,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net (Note 3)	$1,478	$-
Accounts payable	1,372	990
Accrued advertising and other allowances (Note 2)	1,887	2,508
Other current liabilities	440	1,036
Total current liabilities	5,177	4,534

Secured promissory notes, net (Note 3)	-	1,466
Total long term liabilities	-	1,466

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 4)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 26,313,593 shares (Note 4)	13	13
Additional paid-in-capital	56,378	56,377
Accumulated deficit	(19,282)	(16,819)
Treasury stock, at cost, 9,232,817 shares	(30,742)	(30,742)
Total stockholders’ equity	6,367	8,829
Total liabilities and stockholders’ equity	$11,544	$14,829

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

Net sales (Note 2)	$2,847	$2,191	$8,217	$8,051

Cost of sales (Note 2)	1,721	1,184	4,152	3,382

Gross profit	1,126	1,007	4,065	4,669

Operating expenses:
Sales and marketing	769	710	3,367	3,522
Administration	1,262	1,591	2,801	3,612
Research and development	169	272	255	480
	2,200	2,573	6,423	7,614

Loss from operations	(1,074)	(1,566)	(2,358)	(2,945)

Interest expense, net	(53)	-	(105)	(1)

Loss before income tax	(1,127)	(1,566)	(2,463)	(2,946)

Income tax (Note 4)	-	-	-	-

Net loss	$(1,127)	$(1,566)	$(2,463)	$(2,946)

Basic and diluted loss per share:
Net loss	$(0.06)	$(0.10)	$(0.14)	$(0.18)

Weighted average common shares outstanding: Basic and diluted	17,081	16,020	17,081	15,956

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common
	Stock Shares
	Outstanding,		Additional
	Net of Shares of	Par	Paid-In	Accumulated	Treasury
	Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2015	17,080,776	$13	$56,377	$(16,819)	$(30,742)	$8,829

Net loss	-	-	-	(2,463)	-	(2,463)

Share-based compensation expense (Note 4)	-	-	1	-	-	1

Balance at June 30, 2016	17,080,776	$13	$56,378	$(19,282)	$(30,742)	$6,367

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015

Cash flows from operating activities:
Net loss	$(2,463)	$(2,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	213	167
Amortization of loan origination and warrant expenses	12	-
Share-based compensation expense	1	68
Gain on sale of equipment	-	(9)
Changes in operating assets and liabilities:
Accounts receivable	2,199	4,591
Inventory	(18)	(413)
Accounts payable	382	(21)
Accrued advertising and other allowances	(621)	(1,388)
Other operating assets and liabilities, net	107	681
Net cash (used in) provided by operating activities	(188)	730

Cash flows from investing activities:
Capital expenditures	(327)	(428)
Proceeds from the sale of equipment	-	9
Net cash used in investing activities	(327)	(419)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	524
Net cash provided by financing activities	-	524

Net (decrease) increase in cash and cash equivalents	(515)	835

Cash and cash equivalents at beginning of period	1,664	2,926

Cash and cash equivalents at end of period	$1,149	$3,761

Supplemental disclosure of cash information
Interest paid	$95	$-

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health care products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplement, personal care and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of OTC health care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® and our principal product is Cold-EEZE® cold remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts® and (ii) Cold-EEZE® cold remedy Oral Spray. Each of our Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients.

In Fiscal 2015, we introduced three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid form for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies. Shipments for these three new Cold-EEZE® product line extensions began in the third quarter of Fiscal 2015. In Fiscal 2016, we expanded our Cold-EEZE® product line further to include (i) Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu and (ii) Cold-EEZE® Nighttime Multi-Symptom Relief for Cold and Flu QuickMelts®. Shipments began for these two new products during the third quarter of Fiscal 2016.

We also perform contract manufacturing services of lozenge-based products for third parties. For the three and six months ended June 30, 2016 and 2015, our revenues from operations have come principally from our OTC health care and cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

For the three and six months ended June 30, 2016 and 2015, our net sales were principally related to domestic markets.

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

Our primary product, Cold-EEZE® cold remedy lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute a variety of Cold-EEZE® cold remedy QuickMelts®, a Cold-EEZE® cold remedy Oral Spray, a Cold-EEZE® Natural Allergy Relief caplets, a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in a liquid form and our new Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement. Each of the Cold-EEZE® cold remedy Oral Spray, QuickMelts® and Gummies products, Cold-EEZE®® Natural Allergy Relief caplets, Cold-EEZE® liquid forms and organic lozenge products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At June 30, 2016 and December 31, 2015, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $531,000 and $501,000, respectively. The components of inventory are as follows (in thousands):

	June 30, 2016	December 31, 2015

Raw materials	$1,528	$1,303
Work in process	246	530
Finished goods	2,575	2,498
	$4,349	$4,331

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2016, our cash balance was $1.1 million and our bank balance was $1.1 million. Of the total bank balance, $396,000 was covered by federal depository insurance and $745,000 was uninsured at June 30, 2016.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we offset our account receivable with an allowance for bad debt of $61,000 and zero, respectively, at June 30, 2016 and December 31, 2015.

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

As of June 30, 2016 and December 31, 2015, we included a provision for (i) sales allowances of $22,000 and $83,000, respectively, and an allowance for bad debt of $61,000 as of June 30, 2016, which each are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of June 30, 2016 included (i) $1.4 million for estimated future sales returns and (ii) $393,000 for cooperative incentive promotion costs. As of December 31, 2015, accrued advertising and other allowances included (i) $1.4 million for estimated future sales returns and (ii) $786,000 for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended June 30, 2016 and 2015 were $694,000 and $442,000, respectively. Advertising and incentive promotion expenses incurred for the six months ended June 30, 2016 and 2015 were $3.8 million and $3.6 million, respectively. Included in prepaid expenses and other current assets was $149,000 and $854,000 at June 30, 2016 and December 31, 2015, respectively, relating to prepaid advertising and promotion expenses.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 3). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended June 30, 2016 and 2015, we charged to operations zero and $34,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the six months ended June 30, 2016 and 2015, we charged to operations $1,000 and $68,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended June 30, 2016 and 2015 were $169,000 and $272,000, respectively. Research and development costs for the six months ended June 30, 2016 and 2015 were $255,000 and $480,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC health care and cold remedy products.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not already been issued. We are currently assessing the impact that this ASU will have on our consolidated financial position, results of operations and cash flows.

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

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries Pharmaloz Manufacturing, Inc. and Quigley Pharma, Inc. (collectively, the “Obligors”) and funded on December 11, 2015. We incurred loan origination costs of $22,000 which was recorded as a reduction of the Notes and the origination costs are charged to interest expense over the term of the loan. The Warrants have an exercise term equal to three years and are exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which is recorded as a reduction of the Notes and is charged to interest expense over the term of the loan. At June 30, 2016, the $1.5 million Notes are reported net of $22,000 of the unamortized interest for the loan origination costs and unamortized interest for the Warrants. At June 30, 2016, other current liabilities include $7,000 for accrued interest under the terms of the Notes.

The Notes are secured by substantially all of our tangible and intangible assets. The Notes bear interest at the rate of 12% per annum, payable semi-annually and the principal is due and payable on June 15, 2017. The Notes may be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, is 14.3% per annum. For the six months ended June 30, 2016, we charged to interest expense $105,000 in connection with the Notes.

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. At each of June 30, 2016 and December 31, 2015, other current liabilities include $100,000, inclusive of accrued interest at the annual rate of 3.25%, for final installment payment due in December 2016 pursuant to the terms of the Godfrey Settlement Agreement.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

On June 16, 2015, our shareholders approved the change our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (“Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2016, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions.

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

The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At June 30, 2016, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to a registration statement.

During the three months ended June 30, 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to a previous equity line of credit agreement (such arrangement, the “2014 Equity Line”) with Dutchess and we derived net proceeds of $524,000. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). The 2014 Equity Line was terminated by the Company in July 2015 (see 2015 Equity Line above).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by stockholders on April 24, 2011, and further amended and approved by stockholders on May 6, 2013, and further amended and approved by stockholders on May 24, 2016 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 3.2 million shares, including 900,000 shares that are authorized for issuance but unissued under a 1997 incentive stock option plan and 700,000 shares added to the 2010 Plan effective May 24, 2016. No options were granted under the 2010 Plan for the six months ended June 30, 2016 or 2015. There were no stock options exercised for the six months ended June 30, 2016 or 2015. At June 30, 2016, there were 1,706,500 options outstanding under the 2010 Plan and 726,159 options available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the six months ended June 30, 2016 or 2015, no shares were granted to directors. At June 30, 2016, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

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

Note 6 – Joint Venture

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion Laboratories, LLC (“Phusion”), a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of Phusion and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). TPM facilitates the delivery and depth of penetration of active molecules in pharmaceutical, nutraceutical, and other products. Pursuant to the LLC Agreement, we and PSI each own a 50% membership interest in the Phusion joint venture. Phusion qualifies as a variable interest entity and we have consolidated Phusion in our financial statements.

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

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. The Phosphagenics Entities (defined below) have made counter claims of breaches against the Company and Phusion (see Note 7). At June 30, 2016, cash and cash equivalents includes $366,000 which is available to be used by Phusion to fund future product development initiatives.

Note 7– Commitments and Contingencies

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the Phosphagenics Entities’ alleged breach of a certain amended and restated license agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. The arbitration hearing was held during December 2015 and January 2016 and the evidentiary hearing is now concluded. Each of the parties submitted to the arbitrator their post-hearing briefs on or before March 15, 2016. At this time while no prediction as to the outcome of this action can be made, we anticipate an arbitral ruling will likely be rendered in or about September 2016 and we do not expect a material adverse outcome.

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2016, as follows (in thousands):

Fiscal Year	Employment Contracts	Godfrey Settlement Agreement	Note	Total
2016	512	100	-	612
2017	1,025	-	1,500	2,525
2018	512	-	-	512
2019	-	-	-	-
2020	-	-	-	-
Total	$2,049	$100	$1,500	$3,649

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2016 and 2015 were 1,706,500 and 1,739,500, respectively.

For the three and six months ended June 30, 2016 and 2015, dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended June 30, 2016 and 2015, there were 276,165 and 274,594 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect. For the six months ended June 30, 2016 and 2015, there were 244,112 and 314,342 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Six Months Ended			Six Months Ended
	June 30, 2016			June 30, 2015			June 30, 2016			June 30, 2015
	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic loss per share	$(1,127)	17,081	$(0.06)	$(1,566)	16,020	$(0.10)	$(2,463)	17,081	$(0.14)	$(2,946)	15,956	$(0.18)

Dilutives:
Options	-	-	-	-	-	-	-	-	-	-	-	-

Diluted loss per share	$(1,127)	17,081	$(0.06)	$(1,566)	16,020	$(0.10)	$(2,463)	17,081	$(0.14)	$(2,946)	15,956	$(0.18)

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations.

General

ProPhase Labs, Inc. (“we”, “us”, “ProPhase” or the “Company”) was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health care products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug, natural base health products along with supplement, personal care and cosmeceutical products.

Our primary business is the manufacture, distribution, marketing and sale of OTC health care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® and our principal product is Cold-EEZE® cold remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts® and (ii) Cold-EEZE® cold remedy Oral Spray. Each of our Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients.

In Fiscal 2015, we introduced three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid form for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies. Shipments for these three new Cold-EEZE® product line extensions began in the third quarter of Fiscal 2015. In Fiscal 2016, we expanded our Cold-EEZE® product line further to include (i) Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu and (ii) Cold-EEZE® Nighttime Multi-Symptom Relief for Cold and Flu QuickMelts®. Shipments began for these two new products during the third quarter of Fiscal 2016.

We also perform contract manufacturing services of lozenge-based products for third parties. For the three and six months ended June 30, 2016 and 2015, our revenues from operations have come principally from our OTC health care and cold remedy products.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Initial dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The inaugural TK Supplements® product line is comprised of three men’s health products: (i) Legendz XLTM for sexual health, (ii) Triple Edge XLTM, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We have produced and continue to refine our direct response television spots and we have initiated TV and Digital media testing for the first of the three TK Supplements® products, Legendz XLTM, during the six months ended June 30, 2016. We have developed an integrated network of strategic vendors including a call center and a fulfillment center as well as the online infrastructure necessary to execute a direct to consumer marketing and sales strategy.

We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communication. Our next goal is to introduce Legendz XLTM in retail stores (which typically a nine to twelve month process) leveraging our existing infrastructure and retail distribution platform. Our new Legendz XLTM website is now live: www.LegendzXL.com. We expect to further refine our consumer engagement, TV spots, TV media plans and websites as we seek to obtain retail distribution of Legendz XL. If we are successful in achieving retail distribution (which is typically a 9-12 month process), we will then ramp up the media spend for our Direct Response TV spots to support this retail launch with the added benefit that it would also generate additional direct to consumer sales. As with any new product launch, we anticipate losses from the TK Supplements® initiatives as we optimize our direct response strategy.

While management anticipates the growth potential in this category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name may be higher. Therefore, no assurance can be made that our new product efforts will be successful and/or profitable.

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

Strategic Initiatives

Management is initiating a process to explore and evaluate a wide range of strategic initiatives and alternatives to further enhance shareholder value. These include the possible sale of core assets of the Company as well as explore a range of potential acquisitions. The Company is working with Bourne Partners, a boutique investment bank focused on the consumer health and pharmaceutical industries, to assist in the strategic review. This process has been approved by the Board of Directors. There can be no assurance that this review process will result in any transactions or other strategic alternatives of any kind. The Company does not intend to disclose developments or provide updates on the progress or status of this process unless it deems further disclosure is appropriate or required.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended June 30, 2016 as Compared to the Three Months Ended June 30, 2015

For the three months ended June 30, 2016, net sales were $2.8 million as compared to $2.2 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, net sales of OTC health care and cold remedy products were $1.8 million as compared to net sales of $1.8 million for three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, our contract manufacturing operations generated net sales to third party customers of $1.0 million and $361,000, respectively. The increase in net sales from period to period is due principally to an increase in our contract manufacturing operations from non-related third party entities to produce lozenge-based products.

Cost of sales for the three months ended June 30, 2016 were $1.7 million as compared to $1.2 million for the three months ended June 30, 2015. For the three months ended June 30, 2016 and 2015, we realized a gross margin of 39.6% and 46.0%, respectively. The decrease of 6.4% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs, (ii) fluctuations in our product mix shipped from period to period and (iii) an increase in contract manufacturing net sales which carry lower gross margins. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2016 was $769,000 as compared to $710,000 for the three months ended June 30, 2015. The increase of $59,000 in sales and marketing expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was principally due to the net effects of (i) an increase in our marketing expenditures, offset by (ii) a decrease in personnel and other sales costs.

General and administration (“G&A”) expenses for the three months ended June 30, 2016 was $1.3 million as compared to $1.6 million for the three months ended June 30, 2015. The decrease of $329,000 in administration expense for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was principally due to a decrease in professional and legal fees.

Research and development costs during the three months ended June 30, 2016 was $169,000, as compared to $272,000 for the three months ended June 30, 2015. The decrease in research and development costs for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was due principally to a decrease in the amount and timing of our product development expenditures.

Interest expense for the three months ended June 30, 2016 and 2015 was $53,000 and zero, respectively. The increase in interest expense for June 30, 2016 as compared to June 30, 2015 was due principally to the interest expense, inclusive of warrant and loan origination costs, incurred pursuant to the issuance of the secured promissory notes in December 2015.

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2016 was $1.1 million, or ($0.06) per share, as compared to a net loss of $1.6 million or ($0.10) per share, for the three months ended June 30, 2015.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Six Months Ended June 30, 2016 as Compared to the Six Months Ended June 30, 2015

For the six months ended June 30, 2016, net sales were $8.2 million as compared to $8.1 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, net sales of OTC health care and cold remedy products were $6.2 million as compared to net sales of $7.2 million for six months ended June 30, 2015. The increase in net sales from period to period is due principally to the net effects of an increase of $1.1 million in our contract manufacturing operations from non-related third party entities to produce lozenge-based products, offset by a decrease in net sales of OTC health care and cold remedy products due to the timing of customer purchases, product mix shipped from period to period and lower consumer demand as a consequence of several factors including the decreased incidence and severity of upper respiratory illnesses, principally from January through March 2016 as compared to the prior year January through March 2015. According to IMS Health (a healthcare industry information provider), key industry statistics reveal that the incidence of upper respiratory illness across the country declined approximately 11% for the period January through March 2016 as compared to the prior year January through March 2015. The category of cough and cold product sales, including our Cold-EEZE® sales, are highly correlated to the incidence of upper respiratory illness.

Cost of sales for the six months ended June 30, 2016 were $4.2 million as compared to $3.4 million for the six months ended June 30, 2015. For the six months ended June 30, 2016 and 2015, we realized a gross margin of 49.5% and 58.0%, respectively. The decrease of 8.5% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs, (ii) fluctuations in our product mix shipped from period to period and (iii) an increase in contract manufacturing net sales which carry lower gross margins. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2016 was $3.4 million as compared to $3.5 million for the six months ended June 30, 2015. The decrease of $155,000 in sales and marketing expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was principally due to (i) a decrease in our marketing expenditures and (ii) a decrease in personnel and other sales costs.

General and administration (“G&A”) expenses for the six months ended June 30, 2016 was $2.8 million as compared to $3.6 million for the six months ended June 30, 2015. The decrease of $811,000 in administration expense for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was principally due to a decrease in professional and legal fees.

Research and development costs during the six months ended June 30, 2016 was $255,000, as compared to $480,000 for the six months ended June 30, 2015. The decrease in research and development costs for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was due principally to a decrease in the amount and timing of our product development expenditures.

Interest expense for the six months ended June 30, 2016 and 2015 was $105,000 and $1,000, respectively. The increase in interest expense for June 30, 2016 as compared to June 30, 2015 was due principally to the interest expense, inclusive of warrant and loan origination costs, incurred pursuant to the issuance of the secured promissory notes in December 2015.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2016 was $2.5 million, or ($0.14) per share, as compared to a net loss of $2.9 million or ($0.18) per share, for the six months ended June 30, 2015.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2016 were $1.1 million compared to $1.7 million at December 31, 2015. The decrease of $515,000 in our cash balance for the six months ended June 30, 2016 was principally due to the net effect of (i) cash used in operations of $188,000 principally as a consequence of the net effect of (a) a decrease of $2.2 million and $703,000 in accounts receivable and prepaid expenses, respectively, offset by, (b) a decrease of $835,000 total current liabilities (exclusive of the $1.5 million Notes, as defined below), offset by (ii) our net loss of $2.5 million, and (iii) capital expenditures of $327,000. Our working capital declined to $3.3 million at June 30, 2016 as compared to $7.3 million as of December 31, 2015 due principally to (i) the classification of the $1.5 million Note as a current liability due to its June 15, 2017 maturity date and (ii) general fluctuations in working capital due to the seasonality of our business. As noted above, revenues are generally at their lowest levels in the second quarter when consumer demand for our OTC health care and cold remedy products generally decline.

Secured Promissory Notes

On December 11, 2015, we executed two Subscription Agreements (the “Subscription Agreements”) with the investors named therein (the “Investors”) providing for the purchase of 12% Secured Promissory Notes – Series A (“Notes”) in the aggregate principal amount of up to $3.0 million and warrants to purchase shares of our Common Stock (the “Warrants”).

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries Pharmaloz Manufacturing, Inc. and Quigley Pharma, Inc. (collectively, the “Obligors”) and funded on December 11, 2015. We incurred loan origination costs of $22,000 which was recorded as a reduction of the Notes and the origination costs are charged to interest expense over the term of the loan. The Warrants have an exercise term equal to three years and are exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which is recorded as a reduction of the Notes and is charged to interest expense over the term of the loan. At June 30, 2016, the $1.5 million Notes are reported net of $22,000 of the unamortized interest for the loan origination costs and unamortized interest for the Warrants. At June 30, 2016, other current liabilities include $7,000 for accrued interest under the terms of the Notes.

The Notes are secured by substantially all of our tangible and intangible assets. The Notes bear interest at the rate of 12% per annum, payable semi-annually and the principal is due and payable on June 15, 2017. The Notes may be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, is 14.3% per annum. For the six months ended June 30, 2016, we charged to interest expense $105,000 in connection with the Notes.

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

The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At June 30, 2016, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line.

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2016, we had working capital of approximately $3.3 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending June 30, 2017.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations. Any challenge to our patent or trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations thereby impacting liquidity and working capital during the course of our fiscal year.

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

Our primary product, Cold-EEZE® cold remedy lozenges, utilizes a proprietary zinc gluconate formulation which has been clinically proven to reduce the severity and duration of common cold symptoms. Factors considered in estimating the appropriate sales returns and allowances for this product include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute a variety of Cold-EEZE® cold remedy QuickMelts®, a Cold-EEZE® cold remedy Oral Spray, Cold-EEZE® Natural Allergy Relief caplets, a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in a liquid form and our new Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement. Each of the Cold-EEZE® cold remedy Oral Spray, QuickMelts® and Gummies products, Cold-EEZE® Natural Allergy Relief caplets, Cold-EEZE® liquid forms and organic lozenge products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

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

As of June 30, 2016 and December 31, 2015, we included a provision for (i) sales allowances of $22,000 and $83,000, respectively, and an allowance for bad debt of $61,000 as of June 30, 2016, which each are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances as of June 30, 2016 included (i) $1.4 million for estimated future sales returns and (ii) $393,000 for cooperative incentive promotion costs. As of December 31, 2015, accrued advertising and other allowances included (i) $1.4 million for estimated future sales returns and (ii) $786,000 for cooperative incentive promotion costs.

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

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

You should also consider carefully the statements under other sections of this Report and our Annual Report on Form 10-K for the year ended December 31, 2015, as well as in other documents we file from time to time with the SEC which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of June 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the Phosphagenics Entities’ alleged breach of a certain amended and restated license agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. The arbitration hearing was held during December 2015 and January 2016 and the evidentiary hearing is now concluded. Each of the parties submitted to the arbitrator their post-hearing briefs on or before March 15, 2016. At this time while no prediction as to the outcome of this action can be made, we anticipate an arbitral ruling will likely be rendered in or about September 2016 and we do not expect a material adverse outcome.

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

Date: August 11, 2016

	By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: August 11, 2016

