Form 10-Q
period 2016-09-30
ProPhase Labs, Inc.
filed 2016-11-15
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2016
Common Stock, $0.0005 par value	17,080,776

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$375	$1,664
Accounts receivable, net (Note 2)	3,833	4,000
Inventory (Note 2)	4,198	4,331
Prepaid expenses and other current assets (Note 2)	1,329	1,884
Total current assets	9,735	11,879

Property, plant and equipment, net of accumulated depreciation of $5,025 and $4,708, respectively (Note 2)	3,052	2,950
Total assets	$12,787	$14,829

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured promissory notes, net (Note 3)	$1,484	$-
Accounts payable	1,968	990
Accrued advertising and other allowances (Note 2)	2,298	2,508
Other current liabilities	503	1,036
Total current liabilities	6,253	4,534

Secured promissory notes, net (Note 3)	-	1,466
Total long term liabilities	-	1,466

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 4)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 26,313,593 shares (Note 4)	13	13
Additional paid-in-capital	56,378	56,377
Accumulated deficit	(19,115)	(16,819)
Treasury stock, at cost, 9,232,817 shares	(30,742)	(30,742)
Total stockholders' equity	6,534	8,829
Total liabilities and stockholders' equity	$12,787	$14,829

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

Net sales (Note 2)	$5,188	$4,390	$13,405	$12,441

Cost of sales (Note 2)	3,033	1,671	7,185	5,052

Gross profit	2,155	2,719	6,220	7,389

Operating expenses:
Sales and marketing	676	699	4,043	4,221
Administration	1,140	1,222	3,941	4,834
Research and development	119	195	374	675
	1,935	2,116	8,358	9,730

Income (loss) from operations	220	603	(2,138)	(2,341)

Interest expense, net	(53)	(1)	(158)	(3)

Income (loss) before income tax	167	602	(2,296)	(2,344)

Income tax (Note 4)	-	-	-	-

Net income (loss)	$167	$602	$(2,296)	$(2,344)

Basic income (loss) per share:
Net income (loss)	$0.01	$0.04	$(0.13)	$(0.14)

Diluted income (loss) per share:
Net income (loss)	$0.01	$0.04	$(0.13)	$(0.14)

Weighted average common shares outstanding:
Basic	17,081	16,597	17,081	16,171
Diluted	17,600	16,972	17,081	16,171

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional
	Outstanding, Net of	Par	Paid-In	Accumulated	Treasury
	Shares of Treasury Stock	Value	Capital	Deficit	Stock	Total

Balance at December 31, 2015	17,080,776	$13	$56,377	$(16,819)	$(30,742)	$8,829

Net loss	-	-	-	(2,296)	-	(2,296)

Share-based compensation expense (Note 4)	-	-	1	-	-	1

Balance at September 30, 2016	17,080,776	$13	$56,378	$(19,115)	$(30,742)	$6,534

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015

Cash flows from operating activities:
Net loss	$(2,296)	$(2,344)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	317	260
Amortization of loan origination and warrant expenses	18	-
Share-based compensation expense	1	101
Gain on sale of equipment	-	(9)
Changes in operating assets and liabilities:
Accounts receivable	167	3,070
Inventory	133	(1,599)
Accounts payable	978	252
Accrued advertising and other allowances	(210)	(1,557)
Other operating assets and liabilities, net	22	(659)
Net cash used in operating activities	(870)	(2,485)

Cash flows from investing activities:
Capital expenditures	(419)	(678)
Proceeds from the sale of equipment	-	9
Net cash used in investing activities	(419)	(669)

Cash flows from financing activities:
Proceeds from issuance of common stock	-	1,564
Net cash provided by financing activities	-	1,564

Net decrease in cash and cash equivalents	(1,289)	(1,590)

Cash and cash equivalents at beginning of period	1,664	2,926

Cash and cash equivalents at end of period	$375	$1,336

Supplemental disclosure of cash information
Interest paid	$95	$-

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

Our primary business is the manufacture, distribution, marketing and sale of OTC health care and cold remedy products to consumers through national chain, regional, specialty and local retail stores. Our flagship brand is Cold-EEZE® and our principal product is Cold-EEZE® cold remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® cold remedy lozenges, we market and distribute non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts®, (ii) Cold-EEZE® Gummies (see below) and (iii) Cold-EEZE® cold remedy Oral Spray. Each of our Cold-EEZE® QuickMelts® products are based on our proprietary zinc gluconate formulation in combination with certain (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients.

In Fiscal 2015, we introduced three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid form for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies. Shipments for these three new Cold-EEZE® product line extensions began in the third quarter of Fiscal 2015. In Fiscal 2016, we expanded our Cold-EEZE® product line further to include (i) Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu and (ii) Cold-EEZE® Nighttime Multi-Symptom Relief for Cold and Flu QuickMelts®. Shipments began for these two new products in the third quarter of Fiscal 2016.

We also perform contract manufacturing services of lozenge-based products for third parties. For the three and nine months ended September 30, 2016 and 2015, our revenues from operations have come principally from our OTC health care and cold remedy products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2016, we had working capital of approximately $3.5 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

For the three and nine months ended September 30, 2016 and 2015, our net sales were principally related to domestic markets.

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

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At September 30, 2016 and December 31, 2015, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $628,000 and $501,000, respectively. The components of inventory are as follows (in thousands):

	September 30, 2016	December 31, 2015

Raw materials	$1,663	$1,303
Work in process	291	530
Finished goods	2,244	2,498
	$4,198	$4,331

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2016, our cash balance was $375,000 and our bank balance was $710,000. Of the total bank balance, $480,000 was covered by federal depository insurance and $230,000 was uninsured at September 30, 2016.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2016 and December 31, 2015.

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

As of September 30, 2016 and December 31, 2015, we included a provision for sales allowances of $65,000 and $83,000, respectively. Additionally, accrued advertising and other allowances as of September 30, 2016 included (i) $1.6 million for estimated future sales returns and (ii) $667,000 for cooperative incentive promotion costs. As of December 31, 2015, accrued advertising and other allowances included (i) $1.4 million for estimated future sales returns and (ii) $786,000 for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended September 30, 2016 and 2015 were $1.2 million and $645,000, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2016 and 2015 were $5.1 million and $4.2 million, respectively. Included in prepaid expenses and other current assets was $406,000 and $854,000 at September 30, 2016 and December 31, 2015, respectively, relating to prepaid advertising and promotion expenses.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended September 30, 2016 and 2015, we charged to operations zero and $34,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the nine months ended September 30, 2016 and 2015, we charged to operations $1,000 and $101,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs for the three months ended September 30, 2016 and 2015 were $119,000 and $195,000, respectively. Research and development costs for the nine months ended September 30, 2016 and 2015 were $374,000 and $675,000, respectively. Research and development costs are principally related to new product development initiatives and costs associated with our OTC health care and cold remedy products.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory” which requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this update is not expected have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not already been issued. We do not intend to early adopt but preliminarily believe the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact of adoption of this update on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact of adoption of this update will have on our consolidated financial statements.

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

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries, Pharmaloz Manufacturing, Inc. and Quigley Pharma, Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which was recorded as a reduction of the Notes and the origination costs are charged to interest expense over the term of the loan. The Warrants have an exercise term equal to three years and are exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which is recorded as a reduction of the Notes and is charged to interest expense over the term of the loan. At September 30, 2016, the $1.5 million Notes are reported net of $16,000 of the unamortized interest for the loan origination costs and unamortized interest for the Warrants. At September 30, 2016, other current liabilities include $54,000 for accrued interest under the terms of the Notes.

The Notes are secured by substantially all of our tangible and intangible assets. The Notes bear interest at the rate of 12% per annum, payable semi-annually and the principal is due and payable on June 15, 2017. The Notes may be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, is 14.3% per annum. For the three and nine months ended September 30, 2016, we charged to interest expense $53,000 and $158,000, respectively, in connection with the Notes.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Secured Promissory Notes and Other Obligations – continued

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. At each of September 30, 2016 and December 31, 2015, other current liabilities include $100,000, inclusive of accrued interest at the annual rate of 3.25%, for final installment payment due in December 2016 pursuant to the terms of the Godfrey Settlement Agreement.

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

On June 16, 2015, our shareholders approved the change to our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (“Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2016, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity – continued

During the period August 21, 2015 through September 30, 2015, we sold an aggregate of 750,000 shares of Common Stock to Dutchess under and pursuant to the 2015 Equity Line and we derived net proceeds of $1.0 million. The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At September 30, 2016, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to a registration statement.

In June 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to an equity line of credit agreement (such arrangement, the “2014 Equity Line”) and we derived net proceeds of $524,000. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). The 2014 Equity Line was terminated by the Company in July 2015 (see 2015 Equity Line above).

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by stockholders on April 24, 2011, and further amended and approved by stockholders on May 6, 2013, and further amended and approved by stockholders on May 24, 2016 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 3.2 million shares, including 900,000 shares that are authorized for issuance but unissued under a 1997 incentive stock option plan and 700,000 shares added to the 2010 Plan effective May 24, 2016. No options were granted under the 2010 Plan for the nine months ended September 30, 2016 or 2015. There were no stock options exercised for the nine months ended September 30, 2016 or 2015. At September 30, 2016, there were 1,706,500 options outstanding under the 2010 Plan and 726,159 options available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the nine months ended September 30, 2016 or 2015, no shares were granted to directors. At September 30, 2016, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

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

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. The Phosphagenics Entities (defined below) have made counter claims of breaches against the Company and Phusion (see Note 7). At September 30, 2016, cash and cash equivalents includes $166,000 which is available to be used by Phusion to fund future product development initiatives.

Note 7– Commitments and Contingencies

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the Phosphagenics Entities’ alleged breach of a certain amended and restated license agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. The arbitration hearing was held during December 2015 and January 2016 and the evidentiary hearing is now concluded. Each of the parties submitted to the arbitrator their post-hearing briefs on or before March 15, 2016. At this time while no prediction as to the outcome of this action can be made, we anticipate an arbitral ruling will likely be rendered prior to December 31, 2016 and we do not expect a material adverse outcome.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7– Commitments and Contingencies – continued

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2016, as follows (in thousands):

Fiscal Year	Employment Contracts	Godfrey Settlement Agreement	Notes	Total
2016	256	100	-	356
2017	1,025	-	1,500	2,525
2018	256	-	-	256
2019	-	-	-	-
2020	-	-	-	-
Total	$1,537	$100	$1,500	$3,137

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2016 and 2015 were 1,757,500 and 1,739,500, respectively.

For the three months ended September 30, 2016 and 2015, there were 519,162 and 375,253 Common Stock Equivalents, respectively, which were in the money, that were included in the earnings per share computation. For the nine months ended September 30, 2016 and 2015, dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”) would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the nine months ended September 30, 2016 and 2015, there were 342,248 and 335,454 Common Stock Equivalents, respectively, which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Earnings (Loss) Per Share – continued

A reconciliation of the applicable numerators and denominators of the income statement periods presented, as reflected in the results of continuing operations, is as follows (in thousands, except per share amounts):

	Three Months Ended			Three Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2016			September 30, 2015			September 30, 2016			September 30, 2015
	Income	Shares	EPS	Income	Shares	EPS	Loss	Shares	EPS	Loss	Shares	EPS
Basic income (loss) per share	$167	17,081	$0.01	$602	16,597	$0.04	$(2,296)	17,081	$(0.13)	$(2,344)	16,171	$(0.14)

Dilutives:
Options	-	519	-	-	375	-	-	-	-	-	-	-

Diluted income (loss) per share	$167	17,600	$0.01	$602	16,972	$0.04	$(2,296)	17,081	$(0.13)	$(2,344)	16,171	$(0.14)

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

In Fiscal 2016, we expanded our Cold-EEZE® product line further to include (i) Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu and (ii) Cold-EEZE® Nighttime Multi-Symptom Relief for Cold and Flu QuickMelts®. Shipments began for these two new products in the third quarter of Fiscal 2016. In Fiscal 2015, we introduced three new Cold-EEZE® product line extensions: (i) a Cold-EEZE® Multi-Symptom Relief for Cold and Flu lozenge, (ii) a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in liquid form for each of adults and children, and (iii) Cold-EEZE® Natural Allergy Relief caplets for indoor and outdoor allergies. Shipments for these three new Cold-EEZE® product line extensions began in the third quarter of Fiscal 2015.

We also perform contract manufacturing services of lozenge-based products for third parties. For the three and nine months ended September 30, 2016 and 2015, our revenues from operations have come principally from our OTC health care and cold remedy products.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Initial dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The inaugural TK Supplements® product line is comprised of three men’s health products: (i) Legendz XLTM for sexual health, (ii) Triple Edge XLTM, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We have produced and continue to refine our direct response television spots and we have initiated TV and Digital media testing for the first of the three TK Supplements® products, Legendz XLTM, during the nine months ended September 30, 2016. We have developed an integrated network of strategic vendors including a call center and a fulfillment center as well as the online infrastructure necessary to execute a direct to consumer marketing and sales strategy.

We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communication. Our next goal is to introduce Legendz XLTM in retail stores (which is typically a nine to twelve month process) leveraging our existing infrastructure and retail distribution platform. Our new Legendz XLTM website is now live: www.LegendzXL.com. We expect to further refine our consumer engagement, TV spots, TV media plans and websites as we seek to obtain retail distribution of Legendz XLTM. If we are successful in achieving retail distribution, we will then ramp up the media spend for our Direct Response TV spots to support this retail launch with the added benefit that it would also generate additional direct to consumer sales. As with any new product launch, we anticipate losses from the TK Supplements® initiatives as we optimize our direct response strategy.

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

Strategic Initiatives

In August 2016, management initiated a process to explore and evaluate a wide range of strategic initiatives and alternatives to further enhance shareholder value. These include the possible sale of core assets of the Company as well as explore a range of potential acquisitions. We are working with Bourne Partners, a boutique investment bank focused on the consumer health and pharmaceutical industries, to assist in the strategic review. This process has been approved by the Board of Directors. There can be no assurance that this review process will result in any transactions or other strategic alternatives of any kind. We do not intend to disclose developments or provide updates on the progress or status of this process unless we determine further disclosure is appropriate or required.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended September 30, 2016

as Compared to the Three Months Ended September 30, 2015

For the three months ended September 30, 2016, net sales were $5.2 million as compared to $4.4 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, net sales of OTC health care and cold remedy products were $3.8 million as compared to net sales of $3.9 million for three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, our contract manufacturing operations generated net sales to third party customers of $1.4 million and $497,000, respectively. The increase in net sales from period to period is due principally to an increase in our contract manufacturing operations from non-related third party entities to produce lozenge-based products.

Cost of sales for the three months ended September 30, 2016 were $3.0 million as compared to $1.7 million for the three months ended September 30, 2015. For the three months ended September 30, 2016 and 2015, we realized a gross margin of 41.5% and 61.9%, respectively. The decrease of 20.4% in gross margin from the prior period is principally due to (i) initial distribution expenses and sales allowances attributed to the launch of the new Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu, (ii) a decrease in the absorption of fixed production costs, (iii) fluctuations in our product mix shipped from period to period, (iv) an increase in certain commodity costs to convert in July 2016 to non-GMO ingredients for our lozenge products, and (v) an increase in contract manufacturing net sales which carry lower gross margins. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2016 was $676,000 as compared to $699,000 for the three months ended September 30, 2015. The decrease of $23,000 in sales and marketing expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was principally due to the net effects of (i) an increase in our marketing expenditures, offset by (ii) a decrease in personnel and other sales costs.

General and administration (“G&A”) expenses for the three months ended September 30, 2016 was $1.1 million as compared to $1.2 million for the three months ended September 30, 2015. The decrease of $81,000 in G&A expense for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was principally due to a decrease in professional and legal fees.

Research and development costs during the three months ended September 30, 2016 was $119,000, as compared to $195,000 for the three months ended September 30, 2015. The decrease in research and development costs for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was due principally to a decrease in the amount and timing of our product development expenditures.

Interest expense for the three months ended September 30, 2016 and 2015 was $53,000 and 1,000, respectively. The increase in interest expense for the three months ended September 30, 2016 as compared to September 30, 2015 was due principally to the interest expense, inclusive of warrant and loan origination costs, incurred pursuant to the issuance of the secured promissory notes in December 2015.

As a consequence of the effects of the above, the net income for the three months ended September 30, 2016 was $167,000, or $0.01 per share, as compared to a net income of $602,000, or $0.04 per share, for the three months ended September 30, 2015.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Financial Condition and Results of Operations

Results from Operations for the Nine Months Ended September 30, 2016 as Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, net sales were $13.4 million as compared to $12.4 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, net sales of OTC health care and cold remedy products were $10.0 million as compared to net sales of $11.1 million for the nine months ended September 30, 2015. The increase in net sales from period to period is due principally to the net effects of an increase of $2.0 million in our contract manufacturing operations from non-related third party entities to produce lozenge-based products, offset by a decrease in net sales of OTC health care and cold remedy products (principally in the period January through March 2016 as compared to January through March 2015) due to the timing of customer purchases, product mix shipped from period to period and lower consumer demand as a consequence of several factors including the decreased incidence and severity of upper respiratory illnesses, principally from January through March 2016 as compared to the prior year January through March 2015. According to IMS Health (a healthcare industry information provider), key industry statistics reveal that the incidence of upper respiratory illness across the country declined approximately 11% for the period January through March 2016 as compared to the prior year January through March 2015. The category of cough and cold product sales, including our Cold-EEZE® sales, are highly correlated to the incidence of upper respiratory illness.

Cost of sales for the nine months ended September 30, 2016 were $7.2 million as compared to $5.1 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 and 2015, we realized a gross margin of 46.4% and 59.4%, respectively. The decrease of 13% in gross margin from the prior period is principally due to (i) initial distribution expenses and sales allowances attributed to the launch of the new Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu, (ii) a decrease in the absorption of fixed production costs, (iii) fluctuations in our product mix shipped from period to period, (iv) an increase in certain commodity costs to convert in July 2016 to non-GMO ingredients for our lozenge products, and (v) an increase in contract manufacturing net sales which carry lower gross margins. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, retail cooperative incentive promotion and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2016 was $4.0 million as compared to $4.2 million for the nine months ended September 30, 2015. The decrease of $178,000 in sales and marketing expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was principally due to (i) a decrease in our marketing expenditures and (ii) a decrease in personnel and other sales costs.

G&A expenses for the nine months ended September 30, 2016 was $3.9 million as compared to $4.8 million for the nine months ended September 30, 2015. The decrease of $893,000 in G&A expense for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was principally due to a decrease in professional and legal fees.

Research and development costs during the nine months ended September 30, 2016 was $374,000, as compared to $675,000 for the nine months ended September 30, 2015. The decrease in research and development costs for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was due principally to a decrease in the amount and timing of our product development expenditures.

Interest expense for the nine months ended September 30, 2016 and 2015 was $158,000 and $3,000, respectively. The increase in interest expense for the nine months ended September 30, 2016 as compared to September 30, 2015 was due principally to the interest expense, inclusive of warrant and loan origination costs, incurred pursuant to the issuance of the secured promissory notes in December 2015.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2016 was $2.3 million, or ($0.13) per share, as compared to a net loss of $2.3 million, or ($0.14) per share, for the nine months ended September 30, 2015.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of September 30, 2016 were $375,000 compared to $1.7 million at December 31, 2015. The decrease of $1.3 million in our cash balance for the nine months ended September 30, 2016 was principally due to (i) cash used in operations of $870,000 and (ii) capital expenditures of $419,000. Our working capital declined to $3.5 million at September 30, 2016 as compared to $7.3 million as of December 31, 2015 due principally to (i) the classification of the $1.5 million Notes as a current liability due to its June 15, 2017 maturity date and (ii) general fluctuations in working capital due to the seasonality of our business.

Secured Promissory Notes

On December 11, 2015, we executed two Subscription Agreements (the “Subscription Agreements”) with the investors named therein (the “Investors”) providing for the purchase of 12% Secured Promissory Notes – Series A (“ Notes”) in the aggregate principal amount of up to $3.0 million and warrants to purchase shares of our Common Stock (the “Warrants”).

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries Pharmaloz Manufacturing, Inc. and Quigley Pharma, Inc. (collectively, the “Obligors”) and funded on December 11, 2015. We incurred loan origination costs of $22,000 which was recorded as a reduction of the Notes and the origination costs are charged to interest expense over the term of the loan. The Warrants have an exercise term equal to three years and are exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which is recorded as a reduction of the Notes and is charged to interest expense over the term of the loan. At September 30, 2016, the $1.5 million Notes are reported net of $16,000 of the unamortized interest for the loan origination costs and unamortized interest for the Warrants. At September 30, 2016, other current liabilities include $54,000 for accrued interest under the terms of the Notes.

The Notes are secured by substantially all of our tangible and intangible assets. The Notes bear interest at the rate of 12% per annum, payable semi-annually and the principal is due and payable on June 15, 2017. The Notes may be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, is 14.3% per annum. For the three and nine months ended September 30, 2016, we charged to interest expense $53,000 and $158,000, respectively, in connection with the Notes.

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

During the period August 21, 2015 through September 30, 2015, we sold an aggregate of 750,000 shares of Common Stock to Dutchess under and pursuant to the 2015 Equity Line and we derived net proceeds of $1.0 million. The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At September 30, 2016, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to a registration statement.

In June 2015, we sold an aggregate of 438,480 shares of our Common Stock to Dutchess under and pursuant to an equity credit agreement (such arrangement, the “2014 Equity Line”) and we derived net proceeds of $524,000. The sales of the shares under the 2014 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(a)(2) (or Regulation D promulgated thereunder). The 2014 Equity Line was terminated by the Company in July 2015 (see 2015 Equity Line above).

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2016, we had working capital of approximately $3.5 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

In August 2016, management initiated a process to explore and evaluate a wide range of strategic initiatives and alternatives to further enhance shareholder value. These include the possible sale of core assets of the Company as well as explore a range of potential acquisitions. We are working with Bourne Partners, a boutique investment bank focused on the consumer health and pharmaceutical industries, to assist in the strategic review.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Our operations support the current research and development expenditures related to new products. In addition to the funding from operations, it is likely that we will in the short and long term raise additional capital through the issuance of securities or secure other financing sources to support , among other items, (i) new product introductions, (ii) expansion of our product marketing and promotion activities, (iii) additional research and development activities, (iv) venture investments or acquisitions, and/or (v) support current operations. Any funding through the issuance of equity securities would result in the dilution of current stockholders’ ownership in the Company. Should our product development initiatives progress on certain formulations, additional development expenditures may require substantial financial support and may necessitate the consideration of alternative approaches such as licensing, joint venture, or partnership arrangements that we determine will meet our long term goals and objectives. Ultimately, should internal working capital prove to be insufficient and external funding methods or other business arrangements become unattainable, it would likely result in the deferral or abandonment of future development relative to current and prospective product development initiatives and formulations.

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations. Any challenge to our patent or trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year.

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

As of September 30, 2016 and December 31, 2015, we included a provision for sales allowances of $65,000 and $83,000, respectively. Additionally, accrued advertising and other allowances as of September 30, 2016 included (i) $1.6 million for estimated future sales returns and (ii) $667,000 for cooperative incentive promotion costs. As of December 31, 2015, accrued advertising and other allowances included (i) $1.4 million for estimated future sales returns and (ii) $786,000 for cooperative incentive promotion costs.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11 “Simplifying the Measurement of Inventory” which requires an entity to measure inventory balances at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases”. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not already been issued. We do not intend to early adopt but preliminarily believe the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact of adoption of this update on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact of adoption of this update will have on our consolidated financial statements.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of September 30, 2016. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2016, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373. This demand for arbitration pertains to our Phusion joint venture and the matter is against Phosphagenics, Inc. and Phosphagenics LTD (collectively known as the “Phosphagenics Entities”). We have raised certain claims based upon the Phosphagenics Entities’ alleged breach of a certain amended and restated license agreement for the exploitation of certain intellectual property and, separately, breach of the Phusion joint venture operating agreement as between the Company and the Phosphagenics Entities. The Phosphagenics Entities have made counter claims of breaches against the Company and Phusion. The arbitration hearing was held during December 2015 and January 2016 and the evidentiary hearing is now concluded. Each of the parties submitted to the arbitrator their post-hearing briefs on or before March 15, 2016. At this time while no prediction as to the outcome of this action can be made, we anticipate an arbitral ruling will likely be rendered prior to December 31, 2016 and we do not expect a material adverse outcome.

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

Date: November 14, 2016

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Operating Officer and Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: November 14, 2016

