Form 10-Q
period 2017-03-31
ProPhase Labs, Inc.
filed 2017-05-15
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registration was required to submit and post such files). Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0.0005 par value	17,156,776

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$42,800	$441
Accounts receivable, net (Note 2)	3,410	5,770
Inventory (Note 2)	2,155	2,736
Prepaid expenses and other current assets (Note 2)	598	680
Assets held for sale, discontinued operations (Note 3)	699	-
Total current assets	49,662	9,627

Property, plant and equipment, net of accumulated depreciation of $5,397 and $5,134, respectively (Note 2)	2,881	3,175
Escrow receivable (Note 8)	5,000
Total assets	$57,543	$12,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net (Note 4)	$-	$1,490
Accounts payable	559	2,156
Accrued advertising and other allowances (Note 2)	1,767	2,805
Other current liabilities (Note 7)	2,807	389
Accrued sales allowances, discontinued operations (Note 3)	400	-
Income taxes payable (Note 6)	1,340	-
Total current liabilities	6,873	6,840

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 5)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 26,364,593 and 26,313,593 shares, respectively (Note 5)	13	13
Additional paid-in-capital	56,447	56,378
Retained earnings (accumulated deficit)	24,952	(19,687)
Treasury stock, at cost, 9,232,817 shares (Note 5)	(30,742)	(30,742)
Total stockholders’ equity	50,670	5,962
Total liabilities and stockholders’ equity	$57,543	$12,802

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Net sales (Note 2)	$771	$1,016

Cost of sales (Note 2)	686	731

Gross profit	85	285

Operating expenses (Note 2):
Sales and marketing	115	298
Administration	1,080	1,203
Research and development	34	38
	1,229	1,539
Interest expense, net	(54)	(52)

Loss from continuing operations before income taxes (Note 6)	(1,198)	(1,306)

Income tax benefit from continuing operations	18,123	-

Income (loss) from continuing operations	16,925	(1,306)

Discontinued operations (Note 3):
Income (loss) from discontinued operations	1,365	(30)
Gain on sale of discontinued operations, net of taxes	26,349	-

Income (loss) from discontinued operations	27,714	(30)

Net income (loss)	$44,639	$(1,336)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.99	($0.08)
Income (loss) from discontinued operations	1.62	-
Net income (loss)	$2.61	($0.08)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.95	($0.08)
Income (loss) from discontinued operations	1.56	-
Net income (loss)	$2.51	($0.08)

Weighted average common shares outstanding:
Basic	17,082	17,081
Diluted	17,772	17,081

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares Outstanding,		Additional	Retained
	Net of Shares of	Par	Paid-In	Earnings	Treasury
	Treasury Stock	Value	Capital	(Accum. Deficit)	Stock	Total

Balance at December 31, 2016	17,080,776	$13	$56,378	$(19,687)	$(30,742)	$5,962

Net income				44,639		44,639

Proceeds from exercise of warrants	51,000		69			69
Tax benefit from exercise of warrants			13			13
Tax benefit allowance			(13)			(13)

Balance at March 31, 2017	17,131,776	$13	$56,447	$24,952	$(30,742)	$50,670

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016

Cash flows from operating activities:
Net income (loss)	$44,639	$(1,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets, net of income taxes	(26,349)	-
Income tax benefit	(18,123)	-
Depreciation and amortization	323	107
Amortization of loan origination and warrant expenses	10	6
Share-based compensation expense	-	1
Changes in operating assets and liabilities:
Accounts receivable	2,360	1,312
Inventory	581	259
Prepaid and other assets	82	-
Accounts payable	(1,597)	572
Accrued advertising and other allowances	(1,038)	(315)
Other current liabilities	2,418	397
Assets held for sale, discontinued operations	(699)	-
Accrued sales allowance, discontinued operations	400	-
Net cash provided by operating activities	3,007	1,003

Cash flows from investing activities:
Net proceeds from the sale of assets	40,825	-
Capital expenditures	(42)	(210)
Net cash provided by (used in) investing activities	40,783	(210)

Cash flows from financing activities:
Payments to retire secured promissory notes	(1,500)	-
Proceeds from exercise of warrants	69	-
Net cash used in financing activities	(1,431)	-

Net increase in cash and cash equivalents	42,359	793

Cash and cash equivalents at beginning of period	441	1,664

Cash and cash equivalents at end of period	$42,800	$2,457

Supplemental disclosures of cash flow information

Interest paid	$54	$-

Non-cash investing activities:
Escrow receivable	$5,000	$-

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of health care and cold remedy products that are offered to the general public. We also perform contract manufacturing services of lozenge-based products for third parties. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug and natural base health products including supplements, personal care and cosmeceutical products.

Discontinued Operations

Prior to March 29, 2017, our flagship OTC drug brand was Cold-EEZEÒ and our principal product was Cold-EEZEÒ cold remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® cold remedy lozenges, we also marketed and distributed non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts®, (ii) Cold-EEZE® Gummies and (iii) Cold-EEZE® cold remedy Oral Spray. Each of the Cold-EEZE® QuickMelts® and Gummies products are based on a proprietary zinc gluconate formulation in combination with certain (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients.

On January 6, 2017, we signed an asset purchase agreement (as amended, the “Asset Purchase Agreement”), by and among the Company, Meda Consumer Healthcare Inc. (“MCH”) and Mylan Inc. (together with MCH, “Mylan”), for the sale of assets by us to Mylan (see Note 3). The sale of assets (i) was subject to stockholder approval and other customary closing conditions and (ii) consisted principally of the sale of our intellectual property rights and other assets relating to our Cold-EEZE® brand and product line (collectively, referred to herein as the “Cold-EEZE® Business”) to Mylan, including all current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each is, or is intended to be, branded “Cold-EEZE®”, and all private label versions thereof, including all formulations and derivatives thereof as set forth in the Asset Purchase Agreement.

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017 and 2016, we have classified as discontinued operations the (i) gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Notes 3 and 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement (see Note 8) with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”) to supply various Cold-EEZE® lozenge products to Mylan. In addition to the services we provide to the Mylan under the manufacturing agreement, we produce OTC drug and dietary supplement lozenges and other products for other third party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping.

We are also pursuing a series of new product development and pre-commercialization initiatives in the dietary supplement category. Initial dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communications. In addition to developing direct-to-consumer marketing strategies, we have received initial product acceptance into a national chain drug retailer and several regional retailers to begin shipments of Legendz XL® to such retailers during the second or third quarter of Fiscal 2017.

For the three months ended March 31, 2017 and 2016, our revenues from continuing operations have come principally from our OTC health care products.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business – continued

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2017” shall mean the fiscal year ended December 31, 2017 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries and consolidated variable interest entities unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of operating results that may be achieved over the course of the full year. Historical financial statements have been reclassified to conform to the current period presentation, principally reflecting the sale of Cold-EEZE® Business as discontinued operations.

Discontinued Operations Carve Out and ProPhase Allocations

For the three months ended March 31, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended March 31, 2017 and 2016, we allocated (i) $348,000 and $337,000, respectively, of administrative expenses and (ii) $52,000 and $47,000, respectively, of research and development expenses, to discontinued operations in the accompanying condensed statements of operations (see Note 3).

Seasonality of the Business

Our net sales are derived principally from our OTC heath care and cold remedy products sold in the United States of America. Our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

For the three months ended March 31, 2017 and 2016, our net sales were principally related to domestic markets.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Factors considered in estimating the appropriate sales returns and allowances for the Cold-EEZE® cold remedy lozenge products include it being (i) a unique product with limited competitors, (ii) competitively priced, (iii) promoted, (iv) unaffected for remaining shelf-life as there is no product expiration date and (v) monitored for inventory levels at major customers and third-party consumption data. In addition to Cold-EEZE® cold remedy lozenges, we have marketed and distributed a variety of Cold-EEZE® cold remedy QuickMelts®, a Cold-EEZE® cold remedy Oral Spray, a Cold-EEZE® Natural Allergy Relief caplets, a Cold-EEZE® Daytime and Nighttime Multi-Symptom Relief in a liquid form and our new Cold-EEZE® Gummies Multi-Symptom Relief for Cold and Flu. We also manufacture, market and distribute an organic cough drop and a Vitamin C supplement. Each of the Cold-EEZE® cold remedy Oral Spray, QuickMelts® and Gummies products, Cold-EEZE® Natural Allergy Relief caplets, Cold-EEZE® liquid forms and organic lozenge products carry shelf-life expiration dates for which we aggregate such new product market experience data and update our sales returns and allowances estimates accordingly. Sales allowances estimates are tracked at the specific customer and product line levels and are tested on an annual historical basis, and reviewed quarterly. Additionally, we monitor current developments by customer, market conditions and any other occurrences that could affect the expected provisions relative to net sales for the period presented.

Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At March 31, 2017 and December 31, 2016, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $1.4 million and $1.6 million, respectively. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2017	2016
Raw materials	$1,257	$1,404
Work in process	438	466
Finished goods	460	866
	$2,155	$2,736

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements – ten to thirty-nine years; machinery and equipment – three to seven years; computer software – three years; and furniture and fixtures – five years.

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

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. Our OTC health care products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2017, our cash balance was $42.8 million and our bank balance was $43.1 million. Of the total bank balance, $336,000 was covered by federal depository insurance and $42.8 million was uninsured at March 31, 2017.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at March 31, 2017 and December 31, 2016.

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

Fair Value of Financial Instruments

Cash and cash equivalents, accounts receivable, assets held for sale, accounts payable, accrued expenses and notes payable are reflected in the Condensed Consolidated Financial Statements at carrying value which approximates fair value.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Pursuant to the terms of the Asset Purchase Agreement, we are responsible for and continue to accept product returns of the Cold-EEZE® Business for product shipped prior to March 30, 2017. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and agreed to pay Mylan an aggregate of $400,000 for future sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017.

As of March 31, 2017 and December 31, 2016, we included a provision for sales allowances of $55,000 and $108,000, respectively. Additionally, accrued advertising and other allowances as of March 31, 2017 included (i) $872,000 for estimated future sales returns and (ii) $828,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included (i) $1.2 million for estimated future sales returns and (ii) $1.5 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred (i) from continuing operations for the three months ended March 31, 2017 and 2016 were $32,000 and $199,000, respectively, and (ii) attributed to and classified as discontinued operations were $2.6 million and $2.9 million, respectively. Included in prepaid expenses and other current assets was $27,000 and $263,000 at March 31, 2017 and December 31, 2016, respectively, relating to prepaid advertising and promotion expenses.

Shipping and Handling

Product sales carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue. In all cases, costs related to this revenue are recorded in cost of sales.

Stock-Based Compensation

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended March 31, 2017 and 2016, we charged to operations zero and $1,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended March 31, 2017 and 2016 (i) from continuing operations were $34,000 and $38,000, respectively, and (ii) attributed to and classified as discontinued operations of $52,000 and $47,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products.

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until we have sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Notes 3 and 6).

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

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

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business

At the Special Meeting held on March 29, 2017, our stockholders approved the sale of the Cold-EEZE® Business and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan.

As a consequence of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017 and 2016, we classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the Asset Purchase Agreement, we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory for approximately $699,000 which approximates our cost. At March 31, 2017, we classified in our balance sheet this inventory as an asset held for sale, discontinued operations. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and agreed to pay Mylan an aggregate of $400,000 for future a sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017. At March 31, 2017, we classified in our balance sheet this liability as an accrued sales allowances, discontinued operations. At December 31, 2016, the balance sheet impact of discontinued operations was deemed not material, as such no reclassifications for discontinued operations have be presented.

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(19,463)
Gain on sale of the Cold-EEZE® Business after income taxes	$26,349

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow (see Note 8)	5,000
$48,145

For the three months ended March 31, 2017, we incurred $4.2 million in closing and transaction costs associated with the sale of the Cold-EEZE® Business which were comprised of (i) transaction fees and related closing costs of $1.9 million and (ii) performance bonuses, contract termination compensation and severance payments to certain employees associated with the sale of the Cold-EEZE® Business of $2.3 million (see Note 7). Our compensation committee of the board of directors approved these compensation arrangements. These compensation and termination payments were paid by us in April 2017.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business – continued

The following table sets forth the condensed operating results of our discontinued operations for the three months ended March 31, 2017 and 2016, respectively, (in thousands):

	Three Months Ended March 31,
	2017	2016
Net sales	$5,058	$4,353
Cost of sales	1,773	1,699
Sales and marketing	1,520	2,300
Administration	348	337
Research and development	52	47
Income (loss) from discontinued operations	$1,365	$(30)

Note 4 – Secured Promissory Notes and Other Obligations

Secured Promissory Notes

On December 11, 2015, we executed two Subscription Agreements (the “Subscription Agreements”) with the investors named therein (the “Investors”) providing for the purchase of 12% Secured Promissory Notes – Series A (” Notes”) in the aggregate principal amount of up to $3.0 million and warrants to purchase shares of our Common Stock (the “Warrants”).

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries, PMI and Quigley Pharma, Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which was recorded as a reduction of the Notes and the origination costs are charged to interest expense over the term of the loan. The Warrants have an exercise term equal to three years and are exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which is recorded as a reduction of the Notes and is charged to interest expense over the term of the loan.

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal is due and payable on June 15, 2017. The Notes may be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, is 14.3% per annum. For the three months ended March 31, 2017 and 2016, we charged to interest expense $54,000 and $52,000, respectively, in connection with the Notes.

On March 29, 2017, in connection with the sale of the Cold-EEZE® Business, we paid in full the remaining principal and accrued interest, in the total amount of $1,553,000, due under the Notes. Of the $1,553,000 paid to the Investors, $69,000 was netted against the aggregate exercise price of the Warrants, which were simultaneously being exercised by the Investors.

In connection with the issuance of the Notes, the Company entered into a security agreement with John E. Ligums, Jr., as collateral agent for the Investors (the “Security Agreement”) to secure the timely payment and performance in full of the Company’s obligations under the Notes. Under the Security Agreement, we granted to the collateral agent, for the benefit of the Investors a lien upon and security interest in the property and assets listed as collateral in the Security Agreement, including without limitation, all of our personal property, inventory, equipment, general intangibles, cash and cash equivalents, and proceeds. In connection with the payoff of the Notes, the Security Agreement was terminated.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

On June 16, 2015, our stockholders approved the change to our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (the “Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2017, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

Stockholder Rights Plan

On September 8, 1998, our Board of Directors declared a dividend distribution of Common Stock Purchase Rights (each individually, a “Right” and collectively, the “Rights”) payable to our stockholders of record on September 25, 1998, thereby creating a Stockholder Rights Plan (the “Rights Agreement”). The Plan was subsequently amended effective each of (i) May 23, 2008, (ii) August 18, 2009, (iii) June 18, 2014 and (iv) January 6, 2017. The Rights Agreement, as amended and restated, provides that each Right entitles the stockholder of record to purchase from the Company that number of shares of Common Stock having a combined market value equal to two times the Rights exercise price of $45. The Rights are not exercisable until the distribution date, which will be the earlier of a public announcement that a person or group of affiliated or associated persons has acquired 15% or more of the outstanding shares of Common Stock, or the announcement of an intention by a similarly constituted party to make a tender or exchange offer resulting in the ownership of 15% or more of the outstanding shares of Common Stock (such person, the “acquirer”). The Rights Agreement allows for an exemption for Ted Karkus, the Company’s Chairman and Chief Executive Officer, to acquire up to 20% of our Common Stock without our Board of Directors declaring a dividend distribution.

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

We may, at our discretion, draw on the 2015 Equity Line from time to time, as and when we determine appropriate in accordance with the terms and conditions of the 2015 Equity Line. The maximum number of shares that we are entitled to put to Dutchess in any one draw down notice shall not exceed 500,000 shares with a purchase price calculated in accordance with the terms of the 2015 Equity Line. We may deliver a notice for a subsequent put from time to time, following the one day pricing period for the prior put.

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

Pursuant to the terms of the 2015 Equity Line, we are obligated to file one or more registration statements with the SEC to register the resale by Dutchess of the shares of Common Stock issued or issuable under the 2015 Equity Line. In addition, we are obligated to use all commercially reasonable efforts to have the registration statement declared effective by the SEC within 90 days after the registration statement is filed. On August 4, 2015, we filed a registration statement for the underlying shares of the 2015 Equity Line with the SEC and the registration statement was declared effective by the SEC on August 21, 2015.

At March 31, 2017, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of our 2015 Equity Line and covered pursuant to an effective registration statement.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by our stockholders on April 24, 2011, and further amended and approved by stockholders on May 6, 2013, and further amended and approved by stockholders on May 24, 2016 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 3.2 million shares, including 900,000 shares that are authorized for issuance but unissued under a 1997 incentive stock option plan and 700,000 shares added to the 2010 Plan effective May 24, 2016. No options were granted under the 2010 Plan for the three months ended March 31, 2017 or 2016. There were no stock options exercised for the three months ended March 31, 2017 and 2016. At March 31, 2017, there were 1,699,000 options outstanding under the 2010 Plan and 733,659 options available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the three months ended March 31, 2017 and 2016, no shares were granted to our directors. At March 31, 2017, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Income Taxes

At December 31, 2016, there are $47.1 million in net operating loss carryforwards, subject to applicable limitations, available to us for federal purposes which will expire beginning for the year ended December 31, 2020 through 2036. Additionally, there were $22.1 million in net operating loss carryforwards, subject to limitations, available to us for state purposes which will expire beginning for the year ended December 31, 2020 through 2036.

Based upon preliminary estimates, we believe that a significant portion of our income tax liability of $19.5 million arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels. However, for state income tax purposes, based upon the available state net operating loss carryforwards and corresponding limitations, we estimate a net income tax expense arising from the sale of the Cold-EEZE® Business of $1.3 million.

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of March 31, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

For the three months ended March 31, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses.

Subsequent to the income tax effects arising from the sale of the Cold-EEZE® Business, we will continue to have net operating loss carry-forwards for federal income tax purposes. Until sufficient taxable income to offset the temporary timing differences attributable to operations, and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided. As a consequence of the accumulated losses of the Company, we believe that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

Note 7 – Other Accrued Liabilities

The following table sets forth the components of other current liabilities at March 31, 2017 and December 31, 2016, respectively, (in thousands):

	March 31,	December 31,
	2017	2016
Accrued bonuses and other employee compensation	$1,867	$170
Contract termination fee payable	675	-
Other accrued expenses	265	219
	$2,807	$389

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8– Commitments and Contingencies

Escrow Receivable

We have indemnification obligations to Mylan under the Asset Purchase Agreement that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the Asset Purchase Agreement, or arising from the Retained Liabilities (as such term is defined in the Asset Purchase Agreement) or certain third party claims specified in the Asset Purchase Agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the Asset Purchase Agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (e.g., the purchase price).

Pursuant to the terms of the Asset Purchase Agreement, we, Mylan, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Mylan deposited $5 million of the aggregate purchase price for the Cold-EEZE® Business into an escrow account established with the Escrow Agent in order to satisfy, in whole or in part, certain of our indemnity obligations under the Asset Purchase Agreement. If, on the 18th month anniversary of the closing date, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the Escrow Agent will disburse such difference, if a positive number, to us. Within two business days of the second anniversary of the closing date, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds.

Management does not believe that we will be subject to indemnity claims contemplated by the Asset Purchase Agreement. However, in the event that such a claim is made, and if successful, we would be required to pay Mylan pursuant to the indemnification provisions of the Asset Purchase Agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Division.

Manufacturing Agreement

In connection with the Asset Purchase Agreement, the Company and its wholly-owned subsidiary, PMI, entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) will purchase the current inventory of the Company’s Cold-EEZE® brand and product line and PMI will manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Transition Services Agreement

In connection with the Asset Purchase Agreement, we entered into a transition services agreement with Mylan to provide litigation support, insurance coverage, supply chain, customer support, finance, accounting, commercial advertising and packaging services, quality control, IT and research and development services to Mylan for time periods ranging from two to nine months from the closing date. We will continue to incur certain operating costs during the transition period to support Mylan.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8– Commitments and Contingencies – continued

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2017, as follows (in thousands):

Fiscal Year	Employment Contracts
2017	506
2018	506
2019	-
2020	-
2021	-
Total	$1,012

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2017 and 2016 were 1,699,000 and 1,759,500, respectively.

For the three months ended March 31, 2017, there were 689,909 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share computation. For the three months ended March 31, 2016, dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended March 31, 2016, there were 209,559 Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017 (the “2016 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries and consolidated variable interest entities, unless the context otherwise requires.

General

ProPhase was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of homeopathic and health care products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug and natural base health products including supplements, personal care and cosmeceutical products.

Discontinued Operations

Prior to March 29, 2017, our flagship OTC drug brand was Cold-EEZE® and our principal product was Cold-EEZE® cold remedy zinc gluconate lozenges and various non-lozenge forms of our proprietary zinc gluconate formulation. On January 6, 2017, we signed an asset purchase agreement (as amended, the “Asset Purchase Agreement”), by and among the Company, Meda Consumer Healthcare Inc. (“MCH”) and Mylan Inc. (together with MCH, “Mylan”), for the sale of assets by us to Mylan. The sale of assets (i) was subject to stockholder approval and other customary closing conditions and (ii) consisted principally of the sale of our intellectual property rights and other assets relating to our Cold-EEZE® brand and product line (collectively, referred to herein as the “Cold-EEZE® Business”) to Mylan, including all current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each is, or is intended to be, branded “Cold-EEZE®”, and all private label versions thereof, including all formulations and derivatives thereof as set forth in the Asset Purchase Agreement.

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations and Product Development

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the Mylan manufacturing agreement, we produce OTC drug and dietary supplement lozenges and other products for other third party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping. We will seek to expand our contract manufacturing operations through developing new products and creating new contract manufacturing opportunities.

We are also pursuing a series of new product development and pre-commercialization initiatives in the dietary supplement category. Initial dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communication. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies, we have received initial product acceptance into a national chain drug retailer and several regional retailers to begin shipments of Legendz XL® to such retailers during the second or third quarter of Fiscal 2017.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

If we are successful in achieving retail distribution, we intend to ramp up the media spend for our Direct Response TV spots to support this retail launch with the added benefit that it should also generate additional direct to consumer sales. As with any new product launch, we anticipate losses from the TK Supplements® initiatives as we optimize our retail and direct response strategy. Therefore, no assurance can be made that our new product efforts will be successful and/or profitable.

Additionally, we are active in exploring new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities consistent with our Company and brand image, and our standard of proven consumer benefit and efficacy.

Seasonality of the Business

Our net sales are derived principally from our OTC heath care and cold remedy products sold in the United States of America. Our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales. Revenues and related marketing costs are generally at their lowest levels in the second quarter when consumer demand generally declines.

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended March 31, 2017

as Compared to the Three Months Ended March 31, 2016

For the three months ended March 31, 2017, net sales were $771,000 as compared to $1.0 million for the three months ended March 31, 2016. The decrease in net sales from period to period is due principally to a decrease in our contract manufacturing operations to produce lozenge-based products and timing of shipments.

Cost of sales for the three months ended March 31, 2017 were $686,000 as compared to $731,000 for the three months ended March 31, 2016. For the three months ended March 31, 2017 and 2016, we realized a gross margin of 11.0% and 28.1%, respectively. The decrease of 17.1% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs due to the decline in net sales and (ii) an increase in certain commodity costs to convert in July 2016 to non-GMO ingredients for our lozenge products. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended March 31, 2017 was $115,000 as compared to $298,000 for the three months ended March 31, 2016. The decrease of $183,000 in sales and marketing expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was principally due to a decrease in personnel and other sales costs.

General and administration (“G&A”) expenses for the three months ended March 31, 2017 was $1.1 million as compared to $1.2 million for the three months ended March 31, 2016. The decrease of $123,000 in G&A expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was principally due to the net effect of (i) an increase of $219,000 principally due to a one-time charge for certain obsolete equipment, offset by (ii) a decrease in professional and legal fees of $329,000.

Research and development costs during the three months ended March 31, 2017 was $34,000, as compared to $38,000 for the three months ended March 31, 2016. The increase in research and development costs for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was due principally to an increase in the amount and timing of our product development expenditures.

Net interest expense for the three months ended March 31, 2017 and 2016 was $54,000 and $52,000, respectively. The increase in interest expense for the three months ended March 31, 2017 as compared to March 31, 2016 was due principally to the interest expense, inclusive of the warrant and loan origination costs, incurred pursuant to the terms of the secured promissory notes which were repaid on March 29, 2017.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the three months ended March 31, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses.

For the three months ended March 31, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. G&A, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended March 31, 2017 and 2016, we allocated (i) $348,000 and $337,000, respectively, included in G&A and (ii) $52,000 and $47,000, respectively, included in research and development expenses, in the accompanying statements of operations.

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $26.3 million, net of $19.5 million of income tax.

As a consequence of the effects of the above, the net income from continuing operations for the three months ended March 31, 2017 was $16.9 million, or $0.99 per share, as compared to a net loss of $1.3 million, or ($0.08) per share, for the three months ended March 31, 2016. Net income from discontinued operations for the three months ended March 31, 2017 was $27.7 million, or $1.62 per share, as compared to a net loss of $30,000, or ($0.00) per share, for the three months ended March 31, 2016. Net income for the three months ended March 31, 2017 was $44.6 million, or $2.61 per share, as compared to a net loss of $1.3 million, or ($0.08) per share, for the three months ended March 31, 2016.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of March 31, 2017 were $42.8 million compared to $441,000 at December 31, 2016. The increase of $42.4 million in our cash balance for the three months ended March 31, 2017 was principally due to the net effect of (i) the net proceeds of $40.8 million, excluding the $5.0 million escrow receivable, derived from the sale of the Cold-EEZE® Business, (ii) net cash provided from operations of $3.0 million, (iii) proceeds from the exercise of warrants of $69,000, net of (iii) payments of $1.5 million to retire the secured promissory notes and (iv) capital expenditures of $42,000.

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

At March 31, 2017, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to an effective registration statement.

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2017, we had working capital of approximately $42.8 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

We have indemnification obligations to Mylan under the Asset Purchase Agreement that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the Asset Purchase Agreement, or arising from the Retained Liabilities (as such term is defined in the Asset Purchase Agreement) or certain third party claims specified in the Asset Purchase Agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the Asset Purchase Agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (e.g., the purchase price).

Pursuant to the terms of the Asset Purchase Agreement, we, Mylan, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Mylan deposited $5 million of the aggregate purchase price for the Cold-EEZE® Business into an escrow account established with the Escrow Agent in order to satisfy, in whole or in part, certain of our indemnity obligations under the Asset Purchase Agreement. If, on the 18th month anniversary of the closing date, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the Escrow Agent will disburse such difference, if a positive number, to us. Within two business days of the second anniversary of the closing date, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds.

Our current cash position supports our (i) operations, (ii) reorganization costs associated with the sale of the Cold-EEZE® Business, (iii) current research and development expenditures and (iv) initial operating losses related to new products, including the launch of Legendz XL®. Additionally, we are active in exploring new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities consistent with our Company and brand image, and our standard of proven consumer benefit and efficacy.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue Common Stock to finance plans for growth. Volatility in the credit markets and the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Critical Accounting Policies and Estimates

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Pursuant to the Asset Purchase Agreement, we are responsible for and continue to accept product returns of the Cold-EEZE® Business for product shipped prior to March 30, 2017. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and agreed to pay Mylan an aggregate of $400,000 for future a sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017.

As of March 31, 2017 and December 31, 2016, we included a provision for sales allowances of $55,000 and $108,000, respectively. Additionally, accrued advertising and other allowances as of March 31, 2017 included (i) $872,000 for estimated future sales returns and (ii) $828,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included (i) $1.2 million for estimated future sales returns and (ii) $1.5 million for cooperative incentive promotion costs.

Income Taxes

As of December 31, 2016, we have net operating loss carry-forwards of approximately $47.1 million for federal purposes that will expire beginning in Fiscal 2020 through 2036. Additionally, there are net operating loss carry-forwards of $22.1 million for state purposes that will expire beginning in Fiscal 2020 through 2036.

Based upon preliminary estimates, we believe that a significant portion of our income tax liability of $19.5 million arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels. However, for state income tax purposes, based upon the available state net operating loss carryforwards and corresponding limitations, we estimate a net income tax expense arising from the sale of the Cold-EEZE® Business of $1.3 million.

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of March 31, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

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

Forward-Looking Statements

This Quarterly Report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Quarterly Report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Quarterly Report.

Such risks and uncertainties include, but are not limited to:

●	The ability of our management to successfully implement our business plan and strategy;
●	Our ability to fund our operations including the cost and availability of capital and credit;
●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
●	Our ability to grow our manufacturing business and operate it profitably;
●	Our ability to successfully develop and commercialize our existing products and new products without leveraging the Cold-EEZE® brand name;
●	Changes in our retail and distribution customers strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the homeopathic and health care category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products;
●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;
●	Our ability to protect our proprietary rights;
●	Our continued ability to comply with regulations relating to our current products and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
●	Potential disruptions in our ability to manufacture our products or our access to raw materials;
●	Seasonal fluctuations in demand for our products;
●	Our ability to attract, retain and motivate our key employees;
●	Other risks identified in this Quarterly Report.

You should also consider carefully the statements under other sections of this Quarterly Report and our 2016 Annual Report, as well as in other documents we file from time to time with the SEC which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1. Legal Proceedings.

The Company is not currently involved in any legal proceeding arising in the normal course of business. From time to time, the Company could become involved in disputes and various litigation matters that arise in the normal course of business. These may include disputes and lawsuits related to intellectual property, licensing, contract law and employee relations matters.

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors of our 2016 Annual Report are updated as follows:

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

Our current business and assets are limited

We sold substantially all of our intellectual property assets in connection with the sale of our Cold-EEZE® Business to Mylan. Our remaining assets consist primarily of the net proceeds from the transaction, our PMI manufacturing business, our Company headquarters and our ORXx and TK Supplements® brands, product lines and operations. We may invest in other intellectual property in the future or seek to merge, be acquired by or combine with another company that has products or technologies, but we have no current specific plans to do so at this time. This increases our business risk because we are less diversified than before the sale of our Cold-EEZE® Business to Mylan and because our remaining business is very limited.

The amount of net proceeds that we received from the proposed sale of our Cold-EEZE® Business to Mylan may be subject to adjustments

The amount that we received from Mylan for our Cold-EEZE® Business is subject to reduction if Mylan successfully asserts claims for indemnification pursuant to the indemnification provisions of the Asset Purchase Agreement. Further, we may have unforeseen liabilities and expenses that must be satisfied from the after tax net proceeds of the sale to Mylan, leaving less to fund our remaining operations. If we do not have sufficient cash to fund our remaining operations, we may need to seek to raise equity or debt financing or sell additional assets, which may not be possible under satisfactory terms, if at all.

The Asset Purchase Agreement with Mylan exposes us to contingent liabilities up to an amount equal to the purchase price for our Cold-EEZE® Business, which could adversely affect our ability to pursue our remaining business operations or our ability to pursue other alternatives following the closing

We made customary representations and warranties to Mylan in the Asset Purchase Agreement. Pursuant to the Asset Purchase Agreement, we agreed to indemnify Mylan for any losses from breaches of most of our representations, warranties or covenants that occur, in most cases, within 24 months after the closing date of the sale to Mylan. A breach by us of certain fundamental representations would expose us to indemnification payments up to the purchase price. The payment of any such indemnification obligations could adversely impact our cash resources and our ability to pursue other alternatives, including transactions with third parties, distribution of funds to stockholders or dissolution or liquidation of our company.

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

Our new product efforts may be unsuccessful

The Cold-EEZE® cold remedy brand is an established brand within the cough-cold category. However, some retailers are reallocating shelf space away from the cough-cold category to other product categories. With cough-cold shelf space at a premium, opportunities in the future to introduce new Cold-EEZE® branded products in the cough-cold category could be limited. For this reason, among others, we sold our Cold-EEZE® Division to Mylan and have chosen to instead focus on and grow our PMI manufacturing business, ORXx and TK Supplements® product lines and to pursue other opportunities. While management anticipates the growth potential in the dietary supplement product category may be better, the risks associated with introducing new products that do not leverage the Cold-EEZE® brand name may be significant. Therefore, no assurance can be made that our new product efforts will be successful.

New product development; our long range business plan may not be successful

We face significant technological risks inherent in developing new products. We may be subject to delays and/or ultimately unable to successfully implement our business plan and strategy to develop and commercialize one or more non-prescription remedies and/or dietary supplements. The commercialization and ultimate product market acceptance is subject to, among other influences, consumer purchasing trends, demand for our product, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions. As a consequence, we may suspend or abandon some or all of our proposed new products before they become commercially viable. Even if we develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected. We have aligned our operations to focus principally in the research, development, manufacture, marketing and sale of OTC health care consumer products, natural based health products and more recently, dietary supplement products. In addition, we may seek to acquire from third parties or enter into other arrangements with respect to new formulations, ingredients, applications and other products developed by third parties who may be seeking our commercialization, marketing and distribution expertise.

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

Any drawdowns under our 2015 Equity Line may result in dilution to our stockholders

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

The sales of our primary product fluctuates by season and from Cold Season to Cold Season

Our sales are derived principally from our OTC health care and cold remedy products. Our sales have historically been subject to fluctuations and influenced by the timing, length and severity of each cold season. The first, third and fourth quarters have generally represented the largest sales volume for our OTC health care and cold remedy products. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.

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

We have a history of losses

We have experienced net losses for each of the four of the past five fiscal years. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. As of March 31, 2017, we had working capital of approximately $42.8 million which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2018. Our ability to fund working capital and debt service needs will depend on our ability to generate cash in the future.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations.

Based upon preliminary estimates, we believe that a significant portion of our income tax liability of $19.5 million arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels.

Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of March 31, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

Our success is dependent on key personnel

Our success depends, in part, upon the continued service of key personnel, such as Mr. Ted Karkus, Chairman and Chief Executive Officer, Mr. Robert V. Cuddihy, Jr., Chief Financial Officer, and certain managers and strategists within the Company. The loss of the services of any one of them could have a material adverse effect on us.

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

We are dependent on our manufacturing facility and suppliers for certain of our products

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

In addition, with the sale of our Cold-EEZE® Business to Mylan, we now intend to focus on and grow our PMI manufacturing business. Our ability to grow our manufacturing business and operate it profitably will be subject to a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support. If we are unsuccessful in our efforts to grow our PMI manufacturing business, we may be unable to generate sufficient cash flows to sustain our operations.

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

As of March 31, 2017, there were outstanding options, which were fully vested, to purchase an aggregate of 1,699,000 shares of our Common Stock at an average exercise price of $1.20 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

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

Our officers and directors own a substantial amount of our Common Stock

As of March 31, 2017, our executive officers and directors beneficially owned approximately 30% of our Common Stock. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our officers and directors could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

2.1	Asset Purchase Agreement (as Amended), dated January 6, 2017, by and between ProPhase Labs, Inc., Meda Consumer Healthcare Inc. and Mylan Inc., as buyer guarantor (incorporated by reference to Exhibit 2.1 to the Form 8-K (File No. 000-21617) filed on March 29, 2017)

2.2	Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and ProPhase Labs, Inc. (incorporated by reference to Exhibit 2.2 to the Form 8-K (File No. 000-21617) filed on March 29, 2017)

4.1	Form of Voting Agreement, dated as of January 6, 2017, by and between Meda Consumer Healthcare Inc. and the undersigned stockholders of ProPhase Labs, Inc. (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 000-21617) filed on January 9, 2017)

4.2	Amendment No. 1 to Amended and Restated Rights Agreement, dated January 6, 2017, by and between ProPhase Labs, Inc. and American Stock Transfer & Trust Company, LLC, as rights agent (incorporated by reference to Exhibit 4.2 to the Form 8-K (File No. 000-21617) filed on January 9, 2017)

10.1	Employment Agreement Termination and Release Agreement, dated May 29, 2015, by and between ProPhase Labs, Inc. and Robert V. Cuddihy, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-21617) filed on April 19, 2017)

10.2	Form of Amended and Restated 2010 Equity Compensation Plan Option Award Agreement

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2017

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: May 15, 2017

