Form 10-Q
period 2017-06-30
ProPhase Labs, Inc.
filed 2017-08-11
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2017
Common Stock, $0.0005 par value	16,166,796

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$37,280	$441
Accounts receivable, net (Note 2)	1,835	5,770
Inventory (Note 2)	1,966	2,736
Prepaid expenses and other current assets (Note 2)	849	680
Assets held for sale (Note 3)	294	-
Total current assets	42,224	9,627

Property, plant and equipment, net of accumulated depreciation of $5,274 and $5,134, respectively (Note 2)	2,875	3,175
Escrow receivable	5,000	-
Total assets	$50,099	$12,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net (Note 4)	$-	$1,490
Accounts payable	916	2,156
Accrued advertising and other allowances (Note 2)	1,551	2,805
Other current liabilities	289	389
Due to Mylan, Inc. and affiliates (Note 3)	717	-
Total current liabilities	3,473	6,840

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS’ EQUITY

Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 5)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 26,454,593 and 26,313,593 shares, respectively (Note 5)	13	13
Additional paid-in-capital	56,567	56,378
Retained earnings (Accumulated deficit)	22,646	(19,687)
Treasury stock, at cost, 10,294,797 and 9,232,817 shares (Note 5)	(32,600)	(30,742)
Total stockholders’ equity	46,626	5,962
Total liabilities and stockholders’ equity	$50,099	$12,802

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016

Net sales (Note 2)	$1,905	$1,021	$2,676	$2,037

Cost of sales (Note 2)	1,765	993	2,451	1,723

Gross profit	140	28	225	314

Operating expenses (Note 2):
Sales and marketing	221	236	336	534
Administration	1,306	943	2,387	2,146
Research and development	224	121	258	160
	1,751	1,300	2,981	2,840
Other income (expense), net	151	(53)	97	(105)

Loss from continuing operations before income taxes (Note 6)	(1,460)	(1,325)	(2,659)	(2,631)

Income tax benefit from continuing operations	-	-	18,123	-

Income (loss) from continuing operations	(1,460)	(1,325)	15,464	(2,631)

Discontinued operations (Note 3):
Income (loss) from discontinued operations	(835)	198	530	168
Gain on sale of discontinued operations, net of taxes	(10)	-	26,339	-

Income (loss) from discontinued operations	(845)	198	26,869	168

Net income (loss)	$(2,305)	$(1,127)	$42,333	$(2,463)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.08)	$0.91	$(0.15)
Income (loss) from discontinued continued operations	(0.05)	0.01	1.58	0.01
Net income (loss)	$(0.14)	$(0.07)	$2.49	$(0.14)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.09)	$(0.08)	$0.87	$(0.15)
Income (loss) from discontinued continued operations	(0.05)	0.01	1.52	0.01
Net income (loss)	$(0.14)	$(0.07)	$2.39	$(0.14)

Weighted average common shares outstanding:
Basic	16,943	17,081	17,030	17,081
Diluted	16,943	17,081	17,680	17,081

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares
	Outstanding, Net of Shares of Treasury	Par	Additional Paid-In	Retained Earnings	Treasury
	Stock	Value	Capital	(Accum. Deficit)	Stock	Total

Balance at December 31, 2016	17,080,776	$13	$56,378	$(19,687)	$(30,742)	$5,962

Net income				42,333		42,333

Proceeds from warrants exercised	51,000	0	69			69
Proceeds from options exercised	90,000		102			102

Treasury stock acquired	(1,061,980)				(1,858)	(1,858)

Share-based compensation expense			18			18

Tax benefit from exercise of warrants and options			43			43
Tax benefit allowance			(43)			(43)

Balance at June 30, 2017	16,159,796	$13	$56,567	$22,646	$(32,600)	$46,626

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016

Cash flows from operating activities:
Net income (loss)	$42,333	$(2,463)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on sale of assets, net of taxes	(26,339)	-
Change in valuation allowance, income tax	(19,473)	-
Depreciation and amortization	419	213
Amortization of loan origination and warrant expenses	10	12
Share-based compensation expense	18	1
Changes in operating assets and liabilities:
Accounts receivable	3,935	2,199
Inventory	770	(18)
Prepaid and other assets	(169)	703
Accounts payable	(1,240)	382
Accrued advertising and other allowances	(1,254)	(621)
Due to Mylan, Inc. and affiliates	717	-
Other current liabilities	(100)	(596)
Assets held for sale, discontinued operations	(294)	-
Net cash used in operating activities	(667)	(188)

Cash flows from investing activities:
Net proceeds from the sale of asset	40,825	-
Capital expenditures	(132)	(327)
Net cash provided by (used in) investing activities	40,693	(327)

Cash flows from financing activities:
Payments to retire Notes	(1,500)	-
Payments to acquire treasury stock	(1,858)	-
Proceeds from exercise of warrants and stock options	171	-
Net cash used in financing activities	(3,187)	-

Net increase (decrease) in cash and cash equivalents	36,839	(515)

Cash and cash equivalents at beginning of period	441	1,664

Cash and cash equivalents at end of period	$37,280	$1,149

Supplemental disclosures of cash flow information:

Interest paid	$54	$95

Income taxes paid	$1,350	$-

Non-cash investing activities:
Escrow receivable	$5,000	$-

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

Discontinued Operations

Prior to March 29, 2017, our flagship OTC drug brand was Cold-EEZE® and our principal product was Cold-EEZE® cold remedy zinc gluconate lozenges, proven in clinical studies to reduce the duration and severity of symptoms of the common cold. In addition to Cold-EEZE® cold remedy lozenges, we also marketed and distributed non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts®, (ii) Cold-EEZE® Gummies and (iii) Cold-EEZE® cold remedy Oral Spray. Each of the Cold-EEZE® QuickMelts® and Gummies products are based on a proprietary zinc gluconate formulation in combination with certain (i) immune system support, (ii) energy, (iii) sleep and relaxation, and/or (iv) cold and flu symptom relieving active ingredients.

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

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three and six months ended June 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all income and expenses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Notes 3 and 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement (see Note 7) with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production services we provide to Mylan under the manufacturing agreement, we produce OTC drug and dietary supplement lozenges and other products for other third party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping.

We are also pursuing a series of new product development and pre-commercialization initiatives in the OTC dietary supplement category. Initial OTC dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communications. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies of Legendz XL®, we received initial product acceptance and shipped into a national chain drug retailer during the second quarter of Fiscal 2017. In addition, we have received initial product acceptance from several regional retailers to begin shipments in the third and fourth quarters of Fiscal 2017.

For the three and six months ended June 30, 2017 and 2016, our revenues from continuing operations have come principally from our OTC health care products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of operating results that may be achieved over the course of the full year. Historical financial statements have been reclassified to conform to the current period presentation, principally reflecting the sale of Cold-EEZE® Business as discontinued operations.

Discontinued Operations Carve Out and ProPhase Allocations

For the three and six months ended June 30, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended June 30, 2017 and 2016, we allocated (i) zero and $319,000, respectively, of administrative expenses and (ii) zero and $48,000, respectively, of research and development expenses, to discontinued operations in the accompanying condensed statements of operations. For the six months ended June 30, 2017 and 2016, we allocated (i) $348,000 and $656,000, respectively, of administrative expenses and (ii) $52,000 and $95,000, respectively, of research and development expenses, to discontinued operations in the accompanying condensed statements of operations (see Note 3).

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

For the three and six months ended June 30, 2017 and 2016, our net sales were principally related to domestic markets.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of property and equipment, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“Sales Allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At June 30, 2017 and December 31, 2016, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $1.7 million and $1.6 million, respectively. The components of inventory are as follows (in thousands):

	June 30, 2017	December 31, 2016
Raw materials	$1,590	$1,404
Work in process	342	466
Finished goods	34	866
	$1,966	$2,736

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable.

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2017, our cash balance was $37.3 million and our bank balance was $38.5 million. Of the total bank balance, $342,000 was covered by federal depository insurance and $38.1 million was uninsured at June 30, 2017.

Note 2 – Summary of Significant Accounting Policies – continued

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our broad range of customers includes many large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at June 30, 2017 and December 31, 2016.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Pursuant to the terms of the Asset Purchase Agreement, we are responsible for and continue to accept product returns of the Cold-EEZE® Business for product shipped prior to March 30, 2017. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and, in June 2017, issued a credit to Mylan in an aggregate of $400,000 for future sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017.

As of June 30, 2017 and December 31, 2016, we included a provision for sales allowances of zero and $108,000, respectively. Additionally, accrued advertising and other allowances as of June 30, 2017 included (i) $934,000 for estimated future sales returns and (ii) $598,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included (i) $1.2 million for estimated future sales returns and (ii) $1.5 million for cooperative incentive promotion costs.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred (i) from continuing operations for the three months ended June 30, 2017 and 2016 were $21,000 and $139,000, respectively, and (ii) attributed to and classified as discontinued operations were $205,000 and $471,000, respectively. Advertising and incentive promotion expenses incurred (i) from continuing operations for the six months ended June 30, 2017 and 2016 were $53,000 and $339,000 , respectively, and (ii) attributed to and classified as discontinued operations were $2.8 million and $3.3 million, respectively. Included in prepaid expenses and other current assets was $17,000 and $263,000 at June 30, 2017 and December 31, 2016, respectively, relating to prepaid advertising and promotion expenses.

Shipping and Handling

Product sales may carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue. In all cases, costs related to this revenue are recorded in cost of sales.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three and six months ended June 30, 2017 and 2016, we charged to operations $18,000 and $1,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended June 30, 2017 and 2016 (i) from continuing operations were $224,000 and $121,000, respectively, and (ii) attributed to and classified as discontinued operations of zero and $48,000, respectively. Research and development costs incurred for the six months ended June 30, 2017 and 2016 (i) from continuing operations were $258,000 and $160,000, respectively, and (ii) attributed to and classified as discontinued operations of $52,000 and $95,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until we have sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a full valuation allowance equaling the total deferred tax asset is being provided (see Notes 3 and 6).

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

As a consequence of the sale of the Cold-EEZE® Business, for the three and six months ended June 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the Asset Purchase Agreement, we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory. At June 30, 2017, we classified as assets held for sale approximately $294,000 of such inventory, which approximates our cost. At December 31, 2016, the balance sheet impact of discontinued operations was deemed not material, as such, no reclassifications for discontinued operations have been presented.

Pursuant to the Asset Purchase Agreement, we entered into a 90 day transition service arrangement with Mylan, for which we earned $150,000 in transition service fees through June 30, 2017. Pursuant to this arrangement, we (i) received, processed, fulfilled, and shipped customer orders, and billed such customers for these shipments on behalf of Mylan from March 30, 2017 to June 30, 2017, (ii) processed certain sales allowances, returns and other customer promotional deductions, and (iii) paid certain Cold-EEZE® Business expenses which are to be reimbursed by Mylan. At June 30, 2017, we have a balance due to Mylan of $717,000 which is comprised of (i) net billings to Mylan’s customers for product shipments, less sales and other allowances, of $1.8 million (ii) return allocation of $400,000 for future sales returns and allowances (see Note 2), offset by (ii1) $1.4 million for product shipments and transition service fee due from Mylan and (iv) $106,000 for the reimbursement of certain Cold-EEZE® Business expenses we paid on behalf of Mylan. For the three and six months ended June 30, 2017, the $150,000 transition service fees earned are recorded as a component of other income (expense).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(19,473)
Gain on sale of the Cold-EEZE® Business after income taxes	$26,339

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow (see Note 8)	5,000
$48,145

For the three and six months ended June 30, 2017, we incurred $10,000 and $4.2 million in closing and transaction costs associated with the sale of the Cold-EEZE® Business which were comprised of (i) transaction fees and related closing costs of $1.9 million and (ii) performance bonuses, contract termination compensation and severance payments to certain employees associated with the sale of the Cold-EEZE® Business of $2.3 million. The compensation committee of our board of directors approved these compensation arrangements. These compensation and termination payments were paid by us in April 2017.

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business – continued

The following table sets forth the condensed operating results of our discontinued operations for the three and six months ended June 30, 2017 and 2016, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$(371)	$1,826	$4,687	$6,179
Cost of sales	264	728	2,037	2,427
Sales and marketing	200	533	1,720	2,833
Administration	-	319	348	656
Research and development	-	48	52	95
Income (loss) from discontinued operations	$(835)	$198	$530	$168

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

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries, PMI and Quigley Pharma, Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which were recorded as a reduction of the Notes and the origination costs are charged to other income (expense) over the term of the loan. The Warrants had an exercise term equal to three years and were exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which is recorded as a reduction of the Notes and is charged to other income (expense) over the term of the loan.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal is due and payable on June 15, 2017. The Notes could be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, was 14.3% per annum. For the six months ended June 30, 2017 and 2016, we charged to other income (expense) $54,000 and $105,000, respectively, in connection with the Notes.

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

Preferred Stock

On June 16, 2015, our stockholders approved the change to our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (the “Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2017, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution, voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

At June 30, 2017, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of our 2015 Equity Line and covered pursuant to an effective registration statement.

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

For the six month ended June 30, 2017 and 2016, we granted, 600,000 options, exercisable at $2.00 per share and subject to vesting over a four year term, and zero options, respectively, to employees to acquire our Common Stock pursuant to the terms of 2010 Plan. The assumptions used in determining the fair value of the 600,000 stock options granted in Fiscal 2017 were (i) expected option life of 4.5 years, (ii) weighted average risk rate of 1.81%, (iii) dividend yield of 0% and (iv) expected volatility of 44.51%.

For the six months ended June 30, 2017, 90,000 stock options were exercised pursuant to the 2010 Plan and we derived net proceeds of $102,000. For the six months ended June 30, 2016, there were no stock options exercised. At June 30, 2017, there were 2,209,000 options outstanding under the 2010 Plan and 133,659 options available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan, which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the six months ended June 30, 2017 and 2016, no shares were granted to our directors. At June 30, 2017, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Treasury Stock Purchase Agreement

On June 12, 2017 we entered into a Stock Purchase Agreement with each of Mark S. Leventhal, a former director of the Company, and certain other persons and entities associated and/or affiliated with Mr. Leventhal (the “Leventhal Holders”), pursuant to which we purchased all 1,061,980 shares of our Common Stock then held by the Leventhal Holders, representing an approximate 6.2% aggregate ownership interest (based on 17,221,776 shares of common stock outstanding as of June 12, 2017). Upon consummation of the transactions, the Leventhal Holders ceased to hold any direct or indirect ownership interest in the Company.

Pursuant to the terms of the Stock Purchase Agreements, the total consideration paid by us to the Leventhal Holders for their shares was $1,858,465, which amount was equal to the product of (i) $1.75 multiplied by (ii) the number of shares purchased.

Note 6 – Income Taxes

At December 31, 2016, there were $47.1 million in net operating loss carryforwards, subject to applicable limitations, available to us for federal purposes which will expire beginning for the year ended December 31, 2020 through 2036. Additionally, there were $22.1 million in net operating loss carryforwards, subject to limitations, available to us for state purposes which will expire beginning for the year ended December 31, 2020 through 2036.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of June 30, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

For the six months ended June 30, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses.

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

Manufacturing Agreement

In connection with the Asset Purchase Agreement, the Company and its wholly-owned subsidiary, PMI, entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) will purchase the inventory of the Company’s Cold-EEZE® brand and product line and PMI will manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7– Commitments and Contingencies – continued

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2017, as follows (in thousands):

Fiscal year	Employment Contracts
2017	338
2018	675
2019	-
2020	-
2021	-
Total	$1,013

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2017 and 2016 were 2,209,000 and 1,706,500, respectively.

For the three months ended June 30, 2017 and June 30, 2016 dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended June 30, 2017 and 2016 there were 641,754 and 276,165, Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

For the six months ended June 30, 2017 there were 650,190 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share computation. For the six months ended June 30, 2016, for continuing operations dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the six months ended June 30, 2016, there were 244,112, Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

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

General

ProPhase was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of health care products and cold remedy products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug and natural base health products including supplements, personal care and cosmeceutical products.

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

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three and six months ended June 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all income and expenses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations and Product Development

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production service we provide to Mylan under the manufacturing agreement, we produce OTC drug and dietary supplement lozenges and other products for other third party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping. We will seek to expand our contract manufacturing operations through developing new products and creating new contract manufacturing opportunities.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

We are also pursuing a series of new product development and pre-commercialization initiatives in the dietary supplement category. Initial dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communication. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies of Legendz XL®, we received initial product acceptance and shipped into a national chain drug retailer during the second quarter of Fiscal 2017. In addition, we have received initial product acceptance from several regional retailers to begin shipments in the third and fourth quarters of Fiscal 2017.

If we are successful in achieving retail distribution, we intend to ramp up the media spend for our Direct Response TV spots to support this retail launch with the added benefit that it should also generate additional direct to consumer sales. As with any new product launch, we anticipate losses from our TK Supplements® initiatives as we optimize our retail and direct response strategy. Therefore, no assurance can be made that our new product efforts will be successful and/or profitable.

Additionally, we are active in exploring new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities consistent with our Company and brand image, and our standard of proven consumer benefit and efficacy.

Seasonality of the Business

Our net sales are derived principally from our OTC heath care and cold remedy products sold in the United States of America. Our sales are influenced by and subject to fluctuations in the timing of purchase and the ultimate level of demand for our products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales. Revenues and related marketing costs are generally at their lowest levels in the second quarter when customer demand generally declines.

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended June 30, 2017

as Compared to the Three Months Ended June 30, 2016

For the three months ended June 30, 2017, net sales were $1.9 million as compared to $1.0 million for the three months ended June 30, 2016. The increase in net sales from period to period is due principally to an increase in the timing of shipments of lozenge-based products principally as a result of initial shipments to Mylan’s new OTC warehouse facility.

Cost of sales for the three months ended June 30, 2017 were $1.8 million as compared to $993,000 for the three months ended June 30, 2016. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended June 30, 2017 was $221,000 as compared to $236,000 for the three months ended June 30, 2016. The decrease of $15,000 in sales and marketing expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was principally due to a decrease in personnel and other sales costs.

General and administration (“G&A”) expenses for the three months ended June 30, 2017 was $1.3 million as compared to $943,000 for the three months ended June 30, 2016. The increase of $363,000 in G&A expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was principally due to increases to professional services and personnel.

Research and development costs during the three months ended June 30, 2017 was $224,000, as compared to $121,000 for the three months ended June 30, 2016. The increase in research and development costs for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was due principally to an increase in the amount and timing of our product development expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Other income (expense) for the three months ended June, 2017 and 2016 was income of $151,000 compared to an expense of $53,000, respectively. The income for the three month ended June 30, 2017 was principally the result of the $150,000 of transition service fees earned by us. Other expense for the three months ended June 30, 2016 was principally comprise of the interest expense, inclusive of the warrant and loan origination costs, incurred pursuant to the terms of the secured promissory notes which were repaid on March 29, 2017.

For the three months ended June 30, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. In addition, G&A, including personnel expenses, and bonuses, and research and development overhead costs incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended June 30, 2017 and 2016, we allocated (i) zero and $319,000, respectively, included in G&A and (ii) zero and $48,000, respectively, included in research and development expenses, in the accompanying condensed statements of operations.

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended June 30, 2017 was $1.5 million, or ($0.09) per share, as compared to a net loss of $1.3 million, or ($0.08) per share, for the three months ended June 30, 2016. Net loss from discontinued operations for the three months ended June 30, 2017 was $845,000, or ($0.05) per share, as compared to net income of $198,000, or $0.01 per share, for the three months ended June 30, 2016. Net loss for the three months ended June 30, 2017 was $2.3 million, or ($0.14) per share, as compared to a net loss of $1.1 million, or ($0.07) per share, for the three months ended June 30, 2016.

Financial Condition and Results of Operations

Results from Continuing Operations for the Six Months Ended June 30, 2017

as Compared to the Six Months Ended June 30, 2016

For the six months ended June 30, 2017, net sales were $2.7 million as compared to $2.0 million for the six months ended June 30, 2016. The increase in net sales from period to period is due principally to an increase in the timing of shipments of lozenge-based products principally as a result of initial shipments to Mylan’s new OTC warehouse facility.

Cost of sales for the six months ended June 30, 2017 were $2.4 million as compared to $1.7 million for the six months ended June 30, 2016. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers, which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the six months ended June 30, 2017 was $336,000 as compared to $534,000 for the six months ended June 30, 2016. The decrease of $198,000 in sales and marketing expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was principally due to a decrease in advertising costs.

General and administration (“G&A”) expenses for the six months ended June 30, 2017 was $2.4 million as compared to $2.1 million for the six months ended June 30, 2016. The increase of $241,000 in G&A expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was principally due to the net effect of (i) an increase principally due to a one-time charge for certain obsolete equipment, offset by (ii) a decrease in professional and legal fees.

Research and development costs during the six months ended June 30, 2017 was $258,000 as compared to $160,000 for the six months ended June 30, 2016. The increase in research and development costs for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was due principally to an increase in the amount and timing of our product development expenditures.

Other income (expense) for the six months ended June 30, 2017 and 2016 was income of $97,000 compared to an expense of $105,000, respectively. Other income (expense) for the six month ended June 30, 2017 was principally the result of the net effects of (i) $150,000 of transition service fees earned by us, offset by (ii) interest expense, inclusive of the warrant and loan origination costs, of $54,000 incurred pursuant to the terms of the secured promissory notes. Other income (expense) for the six months ended June 30, 2016 was principally comprise of the interest expense, inclusive of the warrant and loan origination costs, incurred pursuant to the terms of the secured promissory notes which were repaid on March 29, 2017.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the six months ended June 30, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses.

For the six months ended June 30, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. In addition, G&A, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the six months ended June 30, 2017 and 2016, we allocated (i) $348,000 and $656,000, respectively, included in G&A and (ii) $52,000 and $95,000, respectively, included in research and development expenses, in the accompanying statements of operations.

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $26.3 million, net of $19.5 million of income tax.

As a consequence of the effects of the above, the net income from continuing operations for the six months ended June 30, 2017 was $15.5 million, or $0.91 per share, as compared to a net loss of $2.6 million, or ($0.15) per share, for the six months ended June 30, 2016. Net income from discontinued operations for the six months ended June 30, 2017 was $26.9 million, or $1.58 per share, as compared to net income of $168,000, or $0.01 per share, for the six months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $42.3 million, or $2.49 per share, as compared to a net loss of $2.5 million, or ($0.14) per share, for the six months ended June 30, 2016.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of June 30, 2017 were $37.3 million compared to $441,000 at December 31, 2016. The increase of $36.9 million in our cash balance for the six months ended June 30, 2017 was principally due to the net effect of (i) the net proceeds of $40.8 million, excluding the $5.0 million escrow receivable, derived from the sale of the Cold-EEZE® Business, (ii) proceeds from the exercise of stock options and warrants of $171,000, offset by (iii) payments of $1.5 million to retire the secured promissory notes, (iv) payments of $1.9 for the repurchase our Common Stock and (v) capital expenditures of $132,000.

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

At June 30, 2017, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to an effective registration statement.

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2017, we had working capital of approximately $38.8 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

Our current cash position supports our (i) operations, (ii) reorganization costs associated with the sale of the Cold-EEZE® Business, (iii) current research and development expenditures and (iv) initial operating losses related to new products, including the launch of Legendz XL®. Additionally, we are active in exploring new product technologies, applications, product line extensions, new contract manufacturing applications and other new business opportunities consistent with our Company and brand image, and our standard of proven consumer benefit and efficacy.

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

To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new business opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue Common Stock to finance plans for growth. Volatility in the credit markets and the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Pursuant to the terms of the Asset Purchase Agreement, we are responsible for and continue to accept product returns of the Cold-EEZE® Business for product shipped prior to March 30, 2017. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and, in June 2017, issued a credit to Mylan in an aggregate of $400,000 for future sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017.

As of June 30, 2017 and December 31, 2016, we included a provision for sales allowances of zero and $108,000, respectively. Additionally, accrued advertising and other allowances as of June 30, 2017 included (i) $934,000 for estimated future sales returns and (ii) $598,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included (i) $1.2 million for estimated future sales returns and (ii) $1.5 million for cooperative incentive promotion costs.

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

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of June 30, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

The risks described in Item 1A. Risk Factors of our Quarterly Report on Form 10-Q filed with the SEC on May 15, 2017 (“May 2017 Quarterly Report”) are updated as follows:

Any of the following risks could materially affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described in our May 2017 Quarterly Report, as updated below are not the only risks facing us. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

We have a history of losses

We have experienced net losses for each of the four of the past five fiscal years. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. As of June 30, 2017, we had working capital of approximately $38.8 million which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending August 2018. Our ability to fund working capital and debt service needs will depend on our ability to generate cash in the future.

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

Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of June 30, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of our Common Stock and our ability to raise funds in new stock offerings

Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock.

As of June 30, 2017, there were outstanding options, which were fully vested, to purchase an aggregate of 1,609,000 shares of our Common Stock at an average exercise price of $1.21 per share. If these options are exercised, and the holders of these options were to attempt to sell a substantial amount of their holdings at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

Our officers and directors own a substantial amount of our Common Stock

As of June 30, 2017, our executive officers and directors beneficially owned approximately 25% of our Common Stock. These individuals have significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, they exercise substantial influence over all major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our officers and directors could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited or the market price of our Common Stock may be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark Leventhal (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-21617) filed on June 14, 2017

10.2	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark S. Leventhal and Donna R. Leventhal (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 000-21617) filed on June 14, 2017

10.3	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark S. and Donna R Family Foundation, Inc. (incorporated by reference to Exhibit 10.3 to the Form 8-K (File No. 000-21617) filed on June 14, 2017

10.4	Stock Purchase Agreement, dated June 12, 2017, by and between The Bonnybrook Trust and ProPhase Labs, Inc. (incorporated by reference to Exhibit 10.4 to the Form 8-K (File No. 000-21617) filed on June 14, 2017

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2017

By:	/s/ Robert V. Cuddihy, Jr.
Robert V. Cuddihy, Jr.
Chief Financial Officer
(Principal Accounting and Financial Officer)

Date: August 11, 2017

