Form 10-Q
period 2017-09-30
ProPhase Labs, Inc.
filed 2017-11-13
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2017
Common Stock, $0.0005 par value	12,428,461

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$3,897	$441
Marketable securities, available for sale (Note 2)	23,641	-
Escrow receivable, current	2,500	-
Accounts receivable, net (Note 2)	1,113	5,770
Inventory (Note 2)	1,992	2,736
Prepaid expenses and other current assets (Note 2)	568	680
Assets held for sale (Note 3)	22	-
Total current assets	33,733	9,627

Property, plant and equipment, net of accumulated depreciation of $5,369 and $5,134, respectively (Note 2)	2,849	3,175
Escrow receivable	2,500	-
Total assets	$39,082	$12,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net (Note 4)	$-	$1,490
Accounts payable	503	2,156
Accrued advertising and other allowances (Note 2)	1,288	2,805
Other current liabilities	322	389
Due to Mylan, Inc. and affiliates (Note 3)	319	-
Total current liabilities	2,432	6,840

COMMITMENTS AND CONTINGENCIES (Note 7)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 5)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 27,046,593 and 26,313,593 shares, respectively (Note 5)	13	13
Additional paid-in-capital	57,347	56,378
Retained earnings (Accumulated deficit)	21,869	(19,687)
Accumulated other comprehensive loss	(35)	-
Treasury stock, at cost, 14,618,132 and 9,232,817 shares (Note 5)	(42,544)	(30,742)
Total stockholders’ equity	36,650	5,962
Total liabilities and stockholders’ equity	$39,082	$12,802

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Net sales (Note 2)	$3,040	$1,402	$5,716	$3,439

Cost of sales (Note 2)	2,608	1,205	5,060	2,929

Gross profit	432	197	656	510

Operating expenses (Note 2):
Sales and marketing	150	153	486	686
Administration	1,124	734	3,510	2,881
Research and development	60	43	318	202
	1,334	930	4,314	3,769
Other income (expense), net	125	(53)	222	(158)

Loss from continuing operations before income taxes (Note 6)	(777)	(786)	(3,436)	(3,417)

Income tax benefit from continuing operations	-	-	18,113	-

Income (loss) from continuing operations	(777)	(786)	14,677	(3,417)

Discontinued operations (Note 3):
Income from discontinued operations	-	953	530	1,121
Gain on sale of discontinued operations, net of taxes	-	-	26,349	-
Income from discontinued operations	-	953	26,879	1,121

Net income (loss)	$(777)	$167	$41,556	$(2,296)

Other comprehensive income (loss):
Unrealized loss on marketable securities (Note 2)	(35)	-	(35)	-
Total comprehensive income (loss)	$(812)	$167	$41,521	$(2,296)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	($0.05)	$0.88	$(0.20)
Income from discontinued continued operations	-	0.06	1.61	0.07
Net income (loss)	$(0.05)	$0.01	$2.49	$(0.13)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.05)	$(0.04)	$0.86	$(0.20)
Income from discontinued continued operations	-	0.05	1.57	0.07
Net income (loss)	$(0.05)	$0.01	$2.43	$(0.13)

Weighted average common shares outstanding:
Basic	15,967	17,081	16,661	17,081
Diluted	15,967	17,600	17,118	17,081

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2017

(in thousands, except share data)

(unaudited)

	Common Stock Shares		Additional	Retained	Accumulated
	Outstanding, Net of	Par	Paid-In	Earnings	Comprehensive	Treasury
	Shares of Treasury Stock	Value	Capital	(Accum. Deficit)	Loss	Stock	Total

Balance at December 31, 2016	17,080,776	$13	$56,378	$(19,687)	$-	$(30,742)	$5,962

Net income				41,556			41,556

Unrealized loss					(35)		(35)

Proceeds from warrants exercised	51,000		69				69
Proceeds from options exercised	682,000		854				854

Treasury stock acquired	(5,385,315)					(11,802)	(11,802)

Share-based compensation expense			46				46

Tax benefit from exercise of warrants and options			179				179
Tax benefit allowance			(179)				(179)

Balance at September 30, 2017	12,428,461	$13	$57,347	$21,869	$(35)	$(42,544)	$36,650

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016

Cash flows from operating activities:
Net income (loss)	$41,556	$(2,296)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Gain on sale of assets, net of taxes	(26,339)	-
Change in valuation allowance, income tax	(19,473)	-
Depreciation	515	317
Amortization of loan origination and warrant expenses	10	18
Share-based compensation expense	46	1
Changes in operating assets and liabilities:
Accounts receivable	4,657	167
Inventory	744	133
Prepaid and other assets	112	-
Accounts payable	(1,653)	978
Accrued advertising and other allowances	(1,517)	(210)
Due to Mylan, Inc. and affiliates	319	-
Other current liabilities	(67)	22
Assets held for sale	(22)	-
Net cash used in operating activities	(1,112)	(870)

Cash flows from investing activities:
Net proceeds from the sale of asset	40,825	-
Purchase of marketable securities	(32,194)	-
Sale of marketable securities	8,518	-
Capital expenditures	(202)	(419)
Net cash provided by (used in) investing activities	16,947	(419)

Cash flows from financing activities:
Payments to retire Notes	(1,500)	-
Payments to acquire treasury stock	(11,802)	-
Proceeds from exercise of warrants	69	-
Proceeds from exercise of stock options	854	-
Net cash used in financing activities	(12,379)	-

Net increase (decrease) in cash and cash equivalents	3,456	(1,289)

Cash and cash equivalents at beginning of period	441	1,664

Cash and cash equivalents at end of period	$3,897	$375

Supplemental disclosures of cash flow information:

Interest paid	$54	$95

Income taxes paid	$1,350	$-

Non-cash investing activities:
Escrow receivable	$5,000	$-
Net unrealized losses, investments in marketable securities	$35	$-

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturer, marketer and distributor of a diversified range of health care and cold remedy products that are offered to the general public. We are also engaged in the research and development of potential over-the-counter (“OTC”) drug and natural base health products including supplements, personal care and cosmeceutical products. On August 23, 2017, the Company formed a new wholly-owned subsidiary, ProPhase Digital Media, Inc. (a Delaware corporation), which will be responsible for marketing the dietary TK Supplements® product line, but could also market other companies’ products as well.

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

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three and nine months ended September 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all income and expenses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Notes 3 and 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

We are also pursuing a series of new product development and pre-commercialization initiatives in the OTC dietary supplement category. Initial OTC dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises of three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies of Legendz XL®, we received initial product acceptance and shipped into a national chain drug retailer and to several regional retailers during the Fiscal 2017.

For the three and nine months ended September 30, 2017 and 2016, our revenues from continuing operations have come principally from our OTC health care products.

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for Fiscal 2016. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of operating results that may be achieved over the course of the full year. Historical financial statements have been reclassified to conform to the current period presentation, principally reflecting the sale of Cold-EEZE® Business as discontinued operations.

Discontinued Operations Carve Out and ProPhase Allocations

For the three and nine months ended September 30, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended September 30, 2017 and 2016, we allocated (i) zero and $406,000, respectively, of administrative expenses and (ii) zero and $77,000, respectively, of research and development expenses, to discontinued operations in the accompanying condensed statements of operations. For the nine months ended September 30, 2017 and 2016, we allocated (i) $348,000 and $1.1 million respectively, of administrative expenses and (ii) $52,000 and $172,000, respectively, of research and development expenses, to discontinued operations in the accompanying condensed statements of operations (see Note 3).

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

For the three and nine months ended September 30, 2017 and 2016, our net sales were principally related to domestic markets.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of property and equipment, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs, we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities recorded as other income (expense). We initiated short term investments in marketable securities, which carry maturity dates under one year from date of purchase with interest rates of 0.87% - 1.56%, during the third quarter of Fiscal 2017. For those three and nine months ended September 30, 2017, we reported an unrealized loss of $35,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of September 30, 2017
	Input	Amortizied	Unrealized	Unrealized	Market
	Level	cost	gain	loss	Value
U.S. government obligations	Level 2	$6,455	$-	$1	$6,454
Corporate obligations	Level 2	17,221	-	34	17,187
		$23,676	$-	$35	$23,641

Inventory Valuation

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. Inventory items are analyzed to determine cost and the market value and appropriate valuation adjustments are established. At September 30, 2017 and December 31, 2016, the financial statements include adjustments to reduce inventory for excess or obsolete inventory of $1.5 million and $1.6 million, respectively. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2017	2016
Raw materials	$1,493	$1,404
Work in process	366	466
Finished goods	133	866
	$1,992	$2,736

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable securities and trade accounts receivable. Our marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2017, our cash balance was $3.9 million and our bank balance was $3.6 million. Of the total bank balance, $500,000 was covered by federal depository insurance and $3.1 million was uninsured at September 30, 2017.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2017 and December 31, 2016.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, accounts receivable, assets held for sale, accounts payable, accrued expenses and notes payable are reflected in the Condensed Consolidated Financial Statements at carrying value which approximates fair value. We account for our marketable securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$6,454	$-	$6,454
Corporate obligations	-	17,187	-	17,187
	$-	$23,641	$-	$23,641

Revenue Recognition

We generate sales principally through two types of customers, contract manufacturing customers and retail customers. Sales from product shipments to contract manufacturing and retailer customer are recognized at the time ownership is transferred to the customer. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

Our return policy for retailer customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time within which product may be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity falls within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will only accept return requests for product in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

Pursuant to the terms of the Asset Purchase Agreement, we are responsible for and continue to accept product returns of the Cold-EEZE® Business for product shipped prior to March 30, 2017. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and, in June 2017, issued a credit to Mylan in the aggregate amount of $400,000 for future sales returns and allowances relating to certain product returns that were sold by us prior to March 30, 2017.

As of September 30, 2017 and December 31, 2016, we included a provision for sales allowances of zero and $108,000, respectively. Additionally, accrued advertising and other allowances as of September 30, 2017 included (i) $902,000 for estimated future sales returns and (ii) $371,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included (i) $1.2 million for estimated future sales returns and (ii) $1.5 million for cooperative incentive promotion costs.

One of our customers accounted for 50.7% of our revenues in the nine months ended September 30, 2017, compared to one customer accounted for 68.3% of our revenues in Fiscal 2016.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred (i) from continuing operations for the three months ended September 30, 2017 and 2016 were $22,000 and $46,000, respectively, and (ii) attributed to and classified as discontinued operations were zero and $1.1 million, respectively. Advertising and incentive promotion expenses incurred (i) from continuing operations for the nine months ended September 30, 2017 and 2016 were $78,000 and $385,000, respectively, and (ii) attributed to and classified as discontinued operations were $2.8 million and $4.5 million, respectively. Included in prepaid expenses and other current assets was $10,000 and $263,000 at September 30, 2017 and December 31, 2016, respectively, relating to prepaid advertising and promotion expenses.

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

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended September 30, 2017 and 2016, we charged to operations $28,000 and zero, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the nine months ended September 30, 2017 and 2016, we charged to operations $46,000 and $1,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended September 30, 2017 and 2016 (i) from continuing operations were $60,000 and $43,000, respectively, and (ii) attributed to and classified as discontinued operations of zero and $77,000, respectively. Research and development costs incurred for the nine months ended September 30, 2017 and 2016 (i) from continuing operations were $318,000 and $202,000, respectively, and (ii) attributed to and classified as discontinued operations of $52,000 and $172,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017. We plan to adopt the provisions of the new standard in the first quarter of 2018. The Company is utilizing a comprehensive approach to access the impact of the guidance our revenue. Additionally, the Company is evaluating the impact of the new guidance on disclosures, as well as the impact on controls to support the recognition. We do not believe that its adoption will not have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted the standard in January 2017 with no material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact adoption of this update will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact adoption of this update will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory”. The new standard requires entities should recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance will be effective for fiscal years beginning after December 15, 2017 and requires a modified retrospective adoption through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact adoption of this update will have on our consolidated financial statements.

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business

At the Special Meeting held on March 29, 2017, our stockholders approved the sale of the Cold-EEZE® Business and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan.

As a consequence of the sale of the Cold-EEZE® Business, for the three and nine months ended September 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the Asset Purchase Agreement, we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory. At September 30, 2017, we have classified as assets held for sale approximately $22,000 of such inventory, which approximates our cost. At December 31, 2016, the balance sheet impact of discontinued operations was deemed not material, as such, no reclassifications for discontinued operations have been presented.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business – continued

Pursuant to the Asset Purchase Agreement, we entered into a 90 day transition service arrangement with Mylan, for which we earned $150,000 in transition service fees through September 30, 2017. Pursuant to this arrangement, we (i) received, processed, fulfilled, and shipped customer orders, and billed such customers for these shipments on behalf of Mylan from March 30, 2017 to June 30, 2017, (ii) processed certain sales allowances, returns and other customer promotional deductions, and (iii) paid certain Cold-EEZE® Business expenses which are to be reimbursed by Mylan. At September 30, 2017, we have a balance due to Mylan of $319,000 which is comprised of (i) net billings to Mylan’s customers for product shipments, less sales and other allowances, of $1.0 million (ii) return allocation of $400,000 for future sales returns and allowances (see Note 2), offset by (iii) $1.5 million for product shipments and transition service fee due from Mylan and (iv) $240,000 for the reimbursement of certain Cold-EEZE® Business expenses we paid on behalf of Mylan. For the nine months ended September 30, 2017, the $150,000 transition service fees earned are recorded as a component of other income (expense).

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
$48,145

For the nine months ended September 30, 2017, we incurred $4.2 million in closing and transaction costs associated with the sale of the Cold-EEZE® Business which were comprised of (i) transaction fees and related closing costs of $1.9 million and (ii) performance bonuses, contract termination compensation and severance payments to certain employees associated with the sale of the Cold-EEZE® Business of $2.3 million. The compensation committee of our board of directors approved these compensation arrangements. These compensation and termination payments were paid by us in April 2017.

The following table sets forth the condensed operating results of our discontinued operations for the three and nine months ended September 30, 2017 and 2016, respectively, (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	-	$3,787	$4,687	$9,966
Cost of sales	-	1,827	2,037	4,255
Sales and marketing	-	524	1,720	3,357
Administration	-	406	348	1,061
Research and development	-	77	52	172
Income from discontinued operations	$-	$953	$530	$1,121

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

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries, PMI and Quigley Pharma, Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which were recorded as a reduction of the Notes and the origination costs were charged to other income (expense) over the term of the loan. The Warrants had an exercise term equal to three years and were exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000 which was recorded as a reduction of the Notes and is charged to other income (expense) over the term of the loan.

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal was due and payable on June 15, 2017. The Notes could be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrant and loan origination costs, was 14.3% per annum. For the nine months ended September 30, 2017 and 2016, we charged to other income (expense) $54,000 and $105,000, respectively, in connection with the Notes.

On March 29, 2017, in connection with the sale of the Cold-EEZE® Business, we paid in full the remaining principal and accrued interest, in the total amount of $1,553,000, due under the Notes. Of the $1,553,000 paid to the Investors, $69,000 was netted against the aggregate exercise price of the Warrants, which were simultaneously exercised by the Investors.

In connection with the issuance of the Notes, the Company entered into a security agreement with John E. Ligums, Jr., as collateral agent for the Investors (the “Security Agreement”), to secure the timely payment and performance in full of the Company’s obligations under the Notes. Under the Security Agreement, we granted to the collateral agent, for the benefit of the Investors a lien upon and security interest in the property and assets listed as collateral in the Security Agreement, including without limitation, all of our personal property, inventory, equipment, general intangibles, cash and cash equivalents, and proceeds. In connection with the payoff of the Notes, the Security Agreement was terminated.

Note 5 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

On June 16, 2015, our stockholders approved the change to our state of incorporation from the State of Nevada to the State of Delaware pursuant to a plan of conversion (the “Conversion Plan”) and the filing of a certificate of incorporation in the State of Delaware. The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2017, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution, voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

The dividend has the effect of diluting the acquirer by giving our other stockholders a 50% discount on our Common Stock’s current market value for exercising the Rights. In the event of a cashless exercise of the Right and the acquirer has acquired less than 50% beneficial ownership of the Company, a stockholder may exchange one Right for one share of Common Stock of the Company. The Rights Agreement, as amended, includes a provision pursuant to which our Board of Directors may exempt from the provisions of the Rights Agreement an offer for all outstanding shares of our Common Stock that the Board of Directors determines to be fair and not inadequate and to otherwise be in the best interests of the Company and its stockholders, after receiving advice from one or more investment banking firms. The expiration date of the Rights Agreement, as amended, is June 18, 2024.

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

At September 30, 2017, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of our 2015 Equity Line and covered pursuant to an effective registration statement.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan which was subsequently amended, restated and approved by our stockholders on April 24, 2011, and further amended and approved by our stockholders on May 6, 2013 and May 24, 2016 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 3.2 million shares, including 900,000 shares that are authorized for issuance but unissued under a 1997 incentive stock option plan and 700,000 shares added to the 2010 Plan effective May 24, 2016.

For the nine months ended September 30, 2017, we granted to employees to acquire our Common Stock pursuant to the terms of 2010 Plan and aggregate of 625,000 options of which (i) 25,000 options are exercisable at $2.15 per share that vest over three years and (ii) 600,000 options are exercisable at $2.00 per share that vest over four years. The assumptions used in determining the fair value of the 25,000 stock options granted in the third quarter of Fiscal 2017 were (i) expected option life of 4.5 years, (ii) weighted average risk rate of 1.62%, (iii) dividend yield of 0% and (iv) expected volatility of 38.59%. The assumptions used in determining the fair value of the 600,000 stock options granted in the second quarter of Fiscal 2017 were (i) expected option life of 4.75 years, (ii) weighted average risk rate of 1.81%, (iii) dividend yield of 0% and (iv) expected volatility of 44.51%. No options were granted for the three months and nine months ended September 30, 2016.

For the three months and nine months ended September 30, 2017, stock options of 592,000 and 682,000, respectively, were exercised pursuant to the 2010 Plan and we derived net proceeds of $752,000 and $854,000, respectively. For the nine months ended September 30, 2016, there were no stock options exercised. At September 30, 2017, there were 1,642,000 options outstanding under the 2010 Plan and 108,659 options available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan, which was subsequently amended and approved by stockholders on May 6, 2013. A primary purpose of the 2010 Directors’ Equity Compensation Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Equity Compensation Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Equity Compensation Plan is equal to 425,000. For the nine months ended September 30, 2017 and 2016, no shares were granted to our directors. At September 30, 2017, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Treasury Stock

Stock Purchase Agreements

On June 12, 2017 we entered into a Stock Purchase Agreement with each of Mark S. Leventhal, a former director of the Company, and certain other persons and entities associated and/or affiliated with Mr. Leventhal (the “Leventhal Holders”), pursuant to which we purchased all 1,061,980 shares of our Common Stock then held by the Leventhal Holders, representing an approximate 6.2% aggregate ownership interest (based on 17.2 million shares of common stock outstanding as of June 12, 2017). Upon consummation of the transactions, the Leventhal Holders ceased to hold any direct or indirect ownership interest in the Company.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 5 – Transactions Affecting Stockholders’ Equity – continued

Tender Offer

On August 25, 2017, we announced a tender offer to purchase up to 4.0 million shares of our Common Stock at a price of $2.30 per share (the “Tender Offer”). The number of shares proposed to be purchased in the tender offer represented approximately 24.7% of the approximately 16.2 million shares of our Common Stock issued and outstanding as of August 21, 2017. The last reported sale price of our Common Stock on August 15, 2017, the last full trading day before we announced the Tender Offer, was $2.13 per share.

The Tender Offer expired on September 25, 2017. Subject to the terms of the Tender Offer, we accepted for purchase 4,323,335 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $9.9 million. Based on the final tabulation by American Stock Transfer & Trust Company, the Depositary for the Tender Offer, 5,910,327 shares of our Common Stock were properly tendered and not withdrawn. We were informed by the Depositary that, after giving effect to the priority for an aggregate amount of approximately 9,338 “odd lot” shares, the final proration factor for the remaining tendered shares is approximately 73%. Prior to the Tender Offer, an investor, BML Investment Partners, L.P. (“BLM”), owned 2,322,627 shares, or 13.6%, of our outstanding Common Stock. Pursuant to the terms of the Tender Offer, BML tendered and sold 1,695,305 shares of our Common Stock. In addition, Ted Karkus, our Chairman of the Board and Chief Executive Officer, Robert V. Cuddihy, Jr., our then Chief Operating Officer and Chief Financial Officer, and one of our directors tendered and sold 364,954, 358,621 and 4,379 shares of Common Stock, respectively.

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

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of September 30, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

For the nine months ended September 30, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 7– Commitments and Contingencies – continued

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2017, as follows (in thousands):

Fiscal Year	Employment Contracts
2017	169
2018	675
2019	169
2020	-
2021	-
Total	$1,013

Other Commitments:

On September 27, 2017, we entered into an Employment Agreement Termination and Release Agreement with Robert V. Cuddihy, Jr., our former Chief Financial Officer (the “Termination Agreement”). The Termination Agreement provides that Mr. Cuddihy’s employment agreement will terminate effective September 30, 2017, and that on the expiration of the seven day revocation period from the date Mr. Cuddihy signs the Termination Agreement, and subject to his not having revoked the Termination Agreement prior to that time, we would pay Mr. Cuddihy a one-time lump sum payment of $55,000 by October 15, 2017. The Termination Agreement contains a general release of claims in favor of us and other customary provisions. The one-time payment to Mr. Cuddihy was paid on October 20, 2017.

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2017 and 2016 were 1,642,000 and 1,706,500, respectively.

For the three months ended September 30, 2017 dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended September 30, 2017 there were 504,170 Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect. For the nine months ended September 30, 2017 there were 456,728 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share computation.

For the three months ended September 30, 2016 there were 519,162 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share computation. For the nine months ended September 30, 2016, for continuing operations dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the nine months ended September 30, 2016, there were 342,248, Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

Note 9 – Subsequent Event

On November 10, 2017, we announced our intention to commence a tender offer to purchase up to 1,700,000 shares of our Common Stock at a price per share of $2.30 per share.  We anticipate that the tender offer will be launched on or before November 20, 2017 and will remain open for at least 20 business days from initiation. If the maximum number of shares to be purchased in the tender offer were in fact tendered, the number of shares that would then be purchased in the tender offer represents approximately 13.7% of our currently issued and outstanding common shares.  If stockholders tender more than 1,700,000 shares, the maximum sought in the tender offer, ProPhase will purchase shares from all stockholders who properly tender shares, on a pro rata basis, based on the aggregate number of shares tendered. The NASDAQ Official Closing Price of our Common Stock on November 9, 2017 was $2.11 per share. As of November 10, 2017, we have approximately $27.7 million in cash and cash equivalents and marketable securities, a portion of which will be used to fund the tender offer.

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

On September 26, 2017, the Company appointed Monica Brady as the Company’s Chief Accounting Officer, effective October 2, 2017. In this capacity, Ms. Brady will serve as the Company’s principal financial officer and principal accounting officer.

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

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three and nine months ended September 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all income and expenses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

We are also pursuing a series of new product development and pre-commercialization initiatives in the OTC dietary supplement category. Initial dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises of three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communication. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies of Legendz XL®, we received initial product acceptance and shipped into a national chain drug retailer and to several regional retailers during the Fiscal 2017.

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

On November 10, 2017, we announced our intention to commence a tender offer to purchase up to 1,700,000 shares of our Common Stock at a price per share of $2.30 per share.  We anticipate that the tender offer will be launched on or before November 20, 2017 and will remain open for at least 20 business days from initiation. If the maximum number of shares to be purchased in the tender offer were in fact tendered, the number of shares that would then be purchased in the tender offer represents approximately 13.7% of our currently issued and outstanding common shares.  If stockholders tender more than 1,700,000 shares, the maximum sought in the tender offer, ProPhase will purchase shares from all stockholders who properly tender shares, on a pro rata basis, based on the aggregate number of shares tendered. The NASDAQ Official Closing Price of our Common Stock on November 9, 2017 was $2.11 per share. As of November 10, 2017, we have approximately $27.7 million in cash and cash equivalents and marketable securities, a portion of which will be used to fund the tender offer.

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

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended September 30, 2017

as Compared to the Three Months Ended September 30, 2016

For the three months ended September 30, 2017, net sales were $3.0 million as compared to $1.4 million for the three months ended September 30, 2016. The increase in net sales from period to period is due principally to an increase in the timing of shipments of lozenge-based products including shipments to Mylan under the terms of the Manufacturing and Supply Agreement dated March 29, 2017.

Cost of sales for the three months ended September 30, 2017 were $2.6 million as compared to $1.2 million for the three months ended September 30, 2016. The increase in the cost of sales for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 is due to increased shipments during the period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the three months ended September 30, 2017 was $150,000 as compared to $153,000 for the three months ended September 30, 2016. The decrease of $3,000 in sales and marketing expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was principally due to a decrease in other sales costs.

General and administration (“G&A”) expenses for the three months ended September 30, 2017 was $1.1 million as compared to $734,000 for the three months ended September 30, 2016. The increase of $390,000 in G&A expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was principally due to an increase in professional services, including the costs associated with consummating the Tender Offer (defined below), and personnel expenses.

Research and development costs during the three months ended September 30, 2017 were $60,000, as compared to $43,000 for the three months ended September 30, 2016. The increase in research and development costs was due principally to an increase in the amount and timing of our product development expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Other income (expense) for the three months ended September 30, 2017 and 2016 was income of $125,000 compared to an expense of $53,000, respectively. The income for the three month ended September 30, 2017 was principally the result of the $125,000 of interest income earned on investments in marketable securities and money markets. Other expense for the three months ended September 30, 2016 was principally comprised of the interest expense, inclusive of the warrant and loan origination costs, incurred pursuant to the terms of the secured promissory notes which were repaid on March 29, 2017.

For the three months ended September 30, 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. In addition, G&A, including personnel expenses, and bonuses, and research and development overhead costs incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended September 30, 2016, (i) we allocated $406,000 to G&A and (ii) $77,000 to research and development expenses, in the accompanying condensed statements of operations. For the three months ended September 30, 2017, there was no costs incurred related to discontinued operations.

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended September 30, 2017 was $777,000, or ($0.05) per share, as compared to a net loss of $786,000, or ($0.05) per share, for the three months ended September 30, 2016. Net income from discontinued operations for the three months ended September 30, 2016 was $953,000, or $0.06 per share. Net loss for the three months ended September 30, 2017 was $812,000, or ($0.05) per share, as compared to a net income of $167,000, or $0.01 per share, for the three months ended September 30, 2016.

Financial Condition and Results of Operations

Results from Continuing Operations for the Nine Months Ended September 30, 2017

as Compared to the Nine Months Ended September 30, 2016

For the nine months ended September 30, 2017, net sales were $5.7 million as compared to $3.4 million for the nine months ended September 30, 2016. The increase in net sales from period to period is due principally to an increase in the timing of shipments of lozenge-based products including shipments to Mylan under the terms of the Manufacturing and Supply Agreement dated March 29, 2017.

Cost of sales for the nine months ended September 30, 2017 were $5.1 million as compared to $2.9 million for the nine months ended September 30, 2016. The increase in the cost of sales for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 is due to increased shipments during the period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any, and the timing of shipments to customers, which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for the nine months ended September 30, 2017 was $486,000 as compared to $686,000 for the nine months ended September 30, 2016. The decrease of $200,000 in sales and marketing expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was principally due to a decrease in advertising costs.

G&A expenses for the nine months ended September 30, 2017 were $3.5 million as compared to $2.9 million for the nine months ended September 30, 2016. The increase of $629,000 in G&A expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was principally due to the net effect of (i) a one-time charge for certain obsolete equipment, offset by (ii) a decrease in professional and legal fees.

Research and development costs during the nine months ended September 30, 2017 was $318,000 as compared to $202,000 for the nine months ended September 30, 2016. The increase in research and development costs for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was due principally to an increase in the amount and timing of our product development expenditures.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Other income (expense) for the nine months ended September 30, 2017 and 2016 was income of $222,000 compared to an expense of $158,000, respectively. Other income (expense) for the nine month ended September 30, 2017 was principally the result of the net effects of (i) $150,000 of Mylan transition service fees earned by us and (ii) interest income of $125,000 offset by (iii) interest expense, inclusive of the warrant and loan origination costs, of $54,000 incurred pursuant to the terms of the secured promissory notes. Other income (expense) for the nine months ended September 30, 2016 was principally comprise of the interest expense, inclusive of the warrant and loan origination costs, incurred pursuant to the terms of the secured promissory notes which were repaid on March 29, 2017.

For the nine months ended September 30, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses.

For the nine months ended September 30, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. In addition, G&A, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the nine months ended September 30, 2017 and 2016, we allocated (i) $348,000 and $1.1 million, respectively, to G&A expenses and (ii) $52,000 and $172,000, respectively, to research and development expenses, in the accompanying statements of operations.

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $26.3 million, net of $19.5 million of income tax.

As a result of the effects of the above, the net income from continuing operations for the nine months ended September 30, 2017 was $14.7 million, or $0.88 per share, as compared to a net loss of $3.4 million, or ($0.20) per share, for the nine months ended September 30, 2016. Net income from discontinued operations for the nine months ended September 30, 2017 was $26.9 million, or $1.61 per share, as compared to net income of $1.1 million, or $0.07 per share, for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $41.6 million, or $2.49 per share, as compared to a net loss of $2.3 million, or ($0.13) per share, for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Our aggregate cash, cash equivalents and marketable securities as of September 30, 2017 were $27.5 million compared to $441,000 at December 31, 2016. The increase of $27.1 million in our cash balance for the nine months ended September 30, 2017 was principally due to the net effect of (i) the net proceeds of $40.8 million, excluding the $5.0 million escrow receivable, derived from the sale of the Cold-EEZE® Business, (ii) proceeds from the exercise of stock options and warrants of $923,000, offset by (iii) payments of $1.5 million to retire the secured promissory notes, (iv) payments of $11.8 million for the repurchase our Common Stock pursuant to the terms of the Tender Offer and certain other stock purchase agreements and (v) capital expenditures of $202,000.

Tender Offer

On August 25, 2017, we announced a tender offer to purchase up to 4.0 million shares of our Common Stock at a price of $2.30 per share (the “Tender Offer”). The number of shares proposed to be purchased in the tender offer represented approximately 24.7% of the approximately 16.2 million shares of our Common Stock issued and outstanding as of August 21, 2017. The last reported sale price of our Common Stock on August 15, 2017, the last full trading day before we announced the Tender Offer, was $2.13 per share.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

The Tender Offer expired on September 25, 2017. Subject to the terms of the Tender Offer, we accepted for purchase 4,323,335 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $9.9 million. Based on the final tabulation by American Stock Transfer & Trust Company, the Depositary for the Tender Offer, 5,910,327 shares of our Common Stock were properly tendered and not withdrawn. We were informed by the Depositary that, after giving effect to the priority for an aggregate amount of approximately 9,338 “odd lot” shares, the final proration factor for the remaining tendered shares is approximately 73%. Prior to the Tender Offer, an investor, BML Investment Partners, L.P. ("BLM"), owned 2,322,627 shares, or 13.6%, of our outstanding Common Stock.  Pursuant to the terms of the Tender Offer, BML tendered and sold 1,695,305 shares of our Common Stock. In addition, Ted Karkus, our Chairman of the Board and Chief Executive Officer, Robert V. Cuddihy, Jr., our then Chief Operating Officer and Chief Financial Officer, and one of our directors tendered and sold 364,954, 358,621 and 4,379 shares of Common Stock, respectively.

Stock Purchase Agreements

On June 12, 2017 we entered into a Stock Purchase Agreement with each of Mark S. Leventhal, a former director of the Company, and certain other persons and entities associated and/or affiliated with Mr. Leventhal (the “Leventhal Holders”), pursuant to which we purchased all 1,061,980 shares of our Common Stock then held by the Leventhal Holders, representing an approximate 6.2% aggregate ownership interest (based on 17.2 million shares of common stock outstanding as of June 12, 2017). Upon consummation of the transactions, the Leventhal Holders ceased to hold any direct or indirect ownership interest in the Company.

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

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. In addition, Dutchess will not be obligated to purchase shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of the number of shares of Common Stock as determined in accordance with Rule 13d-1(j) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

At September 30, 2017, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to an effective registration statement.

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2017, we had working capital of approximately $31.3 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash required to fund operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

As of September 30, 2017 and December 31, 2016, we included a provision for sales allowances of zero and $108,000, respectively. Additionally, accrued advertising and other allowances as of September 30, 2017 included (i) $902,000 for estimated future sales returns and (ii) $371,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included (i) $1.2 million for estimated future sales returns and (ii) $1.5 million for cooperative incentive promotion costs.

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

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of September 30, 2017. However, until we complete a final Section 382 analysis upon filing of our 2017 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  This ASU, as amended, is effective for fiscal years and interim periods within those years beginning after December 15, 2017.  We plan to adopt the provisions of the new standard in the first quarter of 2018. The Company is utilizing a comprehensive approach to access the impact of the guidance our revenue. Additionally, the Company is evaluating the impact of the new guidance on disclosures, as well as the impact on controls to support the recognition. We do not believe that its adoption will not have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. We adopted the standard in January 2017 with no material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the impact adoption of this update will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact adoption of this update will have on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory”. The new standard requires entities should recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance will be effective for fiscal years beginning after December 15, 2017 and requires a modified retrospective adoption through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the impact adoption of this update will have on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act. These forward looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Quarterly Report may contain forward-looking statements attributed to third parties relating to their estimates regarding the growth of our markets. You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Quarterly Report.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Agreement Termination and Release Agreement, dated September 27, 2017, by and between ProPhase Labs, Inc. and Robert V. Cuddihy, Jr. (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 002-21617) filed on October 2, 2017).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2017

By:	/s/ Monica Brady
Monica Brady
Chief Accounting Officer
(Principal Accounting Officer)

Date: November 13, 2017

