Form 10-K
period 2017-12-31
ProPhase Labs, Inc.
filed 2018-03-28
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $22,214,848 as of June 30, 2017, based on the closing price of the common stock on The NASDAQ Capital Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 28, 2018:

Common stock, $0.0005 par value per share: 11,129,892

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2018 annual meeting of stockholders (the “2018 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2018 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. These forward looking statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risks and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Annual Report.

Such risks and uncertainties include, but are not limited to:

●	The ability of our management to successfully implement our business plan and strategy;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to fund our operations including the cost and availability of capital and credit;

●	Our ability to grow our manufacturing business and operate it profitably;

●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;

●	Our ability to successfully develop and commercialize our existing products and new products;

●	Changes in our retail and distribution customers’ strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the healthcare category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products;

●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;

●	Our ability to protect our proprietary rights;

●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;

●	Seasonal fluctuations in demand for our products we manufacture at our manufacturing facility; and

●	Our ability to attract, retain and motivate our key employees.

You should also consider carefully the statements under other sections of this Annual Report, including the Risk Factors included in Item 1A, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Annual Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise except as otherwise required by law.

PART I

Item 1. Business

General

ProPhase Labs, Inc. (“ProPhase” or the “Company”) was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. Our principal executive offices are located at 621 N. Shady Retreat Road, Doylestown, Pennsylvania 18901 and our telephone number is 215-345-0919.

We are a vertically integrated and diversified branding, marketing and technology company with deep experience with over-the-counter (“OTC”) consumer healthcare products, dietary supplements and other remedies. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products, dietary supplements and other remedies in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

In August 2017, we formed ProPhase Digital Media (“PDM”), Inc., a Delaware corporation and wholly-owned subsidiary. Our objective is for PDM to become an independent full-service direct marketing agency. PDM’s first initiative will be to market the TK Supplements® product line. If successful, this may lead to the marketing of other companies’ consumer products.

In addition, we also continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References in this Annual Report to “Fiscal 2017” shall mean the fiscal year ended December 31, 2017 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Revenues from continuing operations for Fiscal 2017, 2016 and 2015 were $9.9 million, $4.2 million and $2.5 million, respectively. As of December 31, 2017, we had working capital of approximately $27.8 million, including $18.8 million of marketable securities available for sale. We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2019.

Net income (loss) for Fiscal 2017, 2016 and 2015 were $41.8 million, ($2.9) million and ($3.6) million, respectively. Additionally, total long-lived assets for Fiscal 2017 and 2016 were $2.7 million and $3.2 million, respectively.

Contract Manufacturing Services

Our wholly-owned subsidiary, Pharmaloz Manufacturing Inc. (“PMI”), is a full service contract manufacturer and distributor of a broad range of non-GMO, organic and/or natural-based cough drops and lozenges and OTC drug and dietary supplement products. Our manufacturing facility, which is located in Lebanon, Pennsylvania, is registered with the U.S. Food and Drug Administration (the “FDA”), and is certified organic and kosher. PMI provides product development, pre-commercialization services, production, warehousing and distribution services for its customers.

As part of the sale of our Cold-EEZE® Business in March 2017 (see “Discontinued Operations” below), PMI entered into a manufacturing agreement with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) to supply various Cold-EEZE® lozenge products to Mylan following the sale for a period of five years with annual renewal options.

For each of Fiscal 2017, 2016 and 2015, our revenues from continuing operations have come principally from our PMI contract manufacturing services. Three third-party contract manufacturing customers accounted for 61.7%, 16.1%, and 11.1%, respectively, of our Fiscal 2017 revenues from continuing operations. The loss of sales to any one or more of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

TK Supplements® Product Line

Our TK Supplements® product line is dedicated to promoting better health, energy and sexual vitality. Each of our herbal supplements is researched to determine the optimum blend of ingredients to ensure our consumers receive premium quality products. To achieve this, we formulate with the highest quality ingredients derived from nature and ingredients enhanced by science. Our TK Supplements® product line includes Legendz XL®, a male sexual enhancement, Triple Edge XL®, an energy and stamina booster, and Super Prostaflow+™, a supplement to support prostate and urinary health.

During Fiscal 2017, we initiated shipments of Legendz XL® to a national chain drug retailer and several regional retailers. Currently, we are awaiting product acceptance from other national retailers to leverage our existing infrastructure and retail distribution platform during the second half of 2018. In addition, we produced, tested and refined a direct response television commercial and initiated television and digital media testing for Legendz XL® for marketing direct to consumers. We have also completed a broad series of clinical studies that support important product claims that have now been incorporated into our product packaging and marketing communications for Legendz XL®.

Once we have established a retail presence with Legendz XL®, we expect to initiate a TV campaign with short form TV spots as well as other forms of advertising designed to support our retail launch and generate additional direct-to-consumer sales, a two-pronged strategy of retail and e-commerce consumer engagement. We plan to leverage the advertising and targeting technology of PDM to drive e-commerce sales for our e-commerce campaign related to Legendz XL®.

We plan to introduce our Triple Edge XL®, an energy and stamina booster product, and our Super Prostaflow+™, a supplement to support prostate and urinary health as part of our e-commerce initiative in the second half of 2018.

As with any new product launch, we anticipate losses from our TK Supplements® product line as we optimize our market strategy and expand our channels of distribution.

Direct Marketing Services

In August 2017, we formed PDM, a Delaware corporation and wholly-owned subsidiary. Our objective is for PDM to become an independent full-service direct marketing agency. PDM’s first initiative will be to market the TK Supplements® product line. If successful, this may lead to the marketing of other companies’ consumer products.

Discontinued Operations

Prior to March 29, 2017, our flagship OTC drug brand was Cold-EEZE® and our principal product was Cold-EEZE® cold remedy zinc gluconate lozenges. In addition to Cold-EEZE® cold remedy lozenges, we also marketed and distributed non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts®, (ii) Cold-EEZE® Gummies and (iii) Cold-EEZE® cold remedy oral spray.

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the years ended December 31, 2017, 2016 and 2015, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Seasonality of the Business

Our PMI manufacturing revenues are subject to seasonal fluctuations. As the majority of products that we manufacture for our customers are OTC healthcare and cold remedy products, our revenues tend to be higher in the first, third and fourth quarters during the cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. Revenues are generally at their lowest levels during the second quarter when contract manufacturing demand generally declines.

Patents, Trademarks and Royalty Agreements

We do not currently own any patents. We maintain various trademarks for our TK Supplements® products including Legendz XL®, Triple Edge XL® and Super ProstaFlow+TM.

Research and Development

We have historically invested significantly in research and development activities. Our research and development costs from continuing operations for Fiscal 2017, 2016 and 2015 were $431,000, $358,000 and $340,000, respectively. For the last three years our research and development initiatives have been principally focused on product line development and/or line extensions for OTC healthcare products and the TK Supplements® brand.

Government Regulation

Our business is subject to extensive governmental regulation by various federal, state, and local agencies.

U.S. Food and Drug Administration

Pharmaceutical Regulation

The manufacturing and distribution of pharmaceutical products are subject to extensive regulation by the federal government, primarily through the FDA and the Drug Enforcement Administration (“DEA”), and to a lesser extent by state and local government agencies. The Food, Drug, and Cosmetic Act (“FFDCA”), and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, record keeping, approval, advertising and promotion of OTC pharmaceutical products.

Facilities used in the manufacture, packaging, labeling and repackaging of drug products, including OTC drug products, must be registered with the FDA and are subject to FDA inspection to ensure that drug products are manufactured in accordance with current Good Manufacturing Practice (“cGMPs”).

FDA approval is required before any “new drug” may be marketed, including new formulations, strengths, dosage forms and generic versions of previously approved drugs. Generally, to obtain FDA approval of a “new drug” a company must file a New Drug Application (“NDA”) or Abbreviated New Drug Application (“ANDA”).

Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of a NDA or ANDA prior to marketing.

The FDA OTC monographs include well-known ingredients and specify requirements for permitted indications, required warnings and precautions, allowable combinations of ingredients and dosage levels. Drug products marketed under the OTC monograph system must conform to specific quality, formula and labeling requirements; however, these products can be developed and marketed without prior FDA approval unlike products requiring a submission and approval of an ANDA or NDA. In general, it is less costly to develop and bring to market a product regulated under the OTC monograph system. From time to time, adequate information may become available to the FDA regarding certain prescription drug products that will allow the reclassification of those products as no longer requiring the approval of an ANDA or NDA prior to marketing. For this reason, there may be increased competition and lower profitability related to a particular OTC-switch product should it be reclassified to the OTC monograph system.

The FDA and the United States Pharmacopeia Convention (the “USP”) have embarked on an initiative to modernize the monograph requirements of OTC drugs. We are monitoring the situation and will make appropriate adjustments to remain in compliance. In addition, regulations may change from time to time, requiring formulation, packaging or labeling changes for certain products. We cannot predict whether new legislation regulating our activities will be enacted or what effect any legislation would have on our business.

Noncompliance with applicable requirements can result in product recalls, seizure of products, injunctions, suspension of production and/or distribution, refusal of the government or third parties to enter into contracts with us, withdrawal or suspension of the applicable regulator’s review of our drug applications, civil penalties and criminal fines, and disgorgement of profits.

Dietary Supplement Regulation

The FDA regulates dietary supplements under a different set of regulations than those covering “conventional” foods and drug products (prescription and OTC). Under the Dietary Supplement Health and Education Act (the “DSHEA”), which was passed in 1994, dietary supplements that were in commerce prior to 1994 are broadly presumed safe. For these supplements, manufacturers do not need to register their products with the FDA nor get FDA approval before producing or selling them. Manufacturers must make sure that product label information is truthful and not misleading. For these products, the FDA is responsible for taking action against any unsafe or misbranded dietary supplement product after it reaches the market. All new ingredients marketed within dietary supplements after 1994 that are not found in food must meet a stricter set of regulations and notification prior to release in the marketplace.

In June 2007, pursuant to the authority granted by the FFDCA as amended by DSHEA, the FDA published detailed cGMP regulations that govern the manufacturing, packaging, labeling, and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated,” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

In addition, under the Food Safety Modernization Act, (the “FSMA”), which was enacted on January 2, 2011, the manufacturing of dietary ingredients contained in dietary supplements are subject to similar or even more burdensome manufacturing requirements, which has the potential to increase the costs of dietary ingredients and subject suppliers of such ingredients to more rigorous inspections and enforcement. The FSMA requires importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements. The FSMA also expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

Under FFDCA, dietary supplements are subject to both adulteration and misbranding provisions. Adulterated products are those that contain unlisted ingredients or are not prepared or packaged under the FDA cGMPs for dietary supplements and misbranded products are those with false or misleading labels. Adulterated or misbranded products are subject to the full range of civil and criminal enforcement measures under the FFDCA and all violations of FFDCA are subject to criminal enforcement at the FDA’s discretion.

We are also subject to the Dietary Supplement and Nonprescription Drug Consumer Protection Act, which was passed in 2006 to amend the FFDCA with respect to serious adverse event reporting for dietary supplements and nonprescription drugs, among other things. The law requires that the manufacturer, packer or distributor of a dietary supplement or OTC drug notify the FDA of all serious adverse events it receives associated with their dietary supplement or OTC product within 15 business days. Serious adverse events are defined as those that result in death, a life-threatening experience, in-patient hospitalization, a persistent or significant disability or incapacity, congenital anomaly or birth defect, as well as situations where medical/surgical intervention is required to prevent the previously listed events.

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act (“PPPA”), the CPSC has authority to require that certain dietary supplements and certain pharmaceuticals have child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.

The Consumer Product Safety Improvement Act of 2008 (“CPSIA”) amended the Consumer Product Safety Act (“CPSA”) to require that the manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation certify that based on a reasonable testing program the product complies with CPSC requirements. This certification applies to pharmaceuticals and dietary supplements that require child-resistant packaging under the PPPA. The CPSC lifted the stay of enforcement of the certification requirement and the regulation has been in effect since February 9, 2010.

Federal Trade Commission

Advertising of our products in the United States is subject to regulation by the Federal Trade Commission (the “FTC”) under the Federal Trade Commission Act (the “FTC Act”). Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for any products sold in the United States.

In recent years, the FTC has initiated numerous investigations of and actions against companies that sell dietary supplements. The FTC has issued guidance to assist companies in understanding and complying with its substantiation requirement. We believe that we have adequate substantiation for all material advertising claims that we make for our products in the United States, and we believe that we have organized the documentation to support our advertising and promotional practices in compliance with these guidelines. However, no assurance can be given that the FTC would reach the same conclusion if it were to review or question our substantiation for our advertising claims in the United States.

The FTC may enforce compliance with the law in a variety of ways, both administratively and judicially, using compulsory process, cease and desist orders, and injunctions. FTC enforcement can result in orders requiring, among other things, limits on advertising, corrective advertising, consumer redress, divestiture of assets, rescission of contracts, and such other relief as the agency deems necessary to protect the public. Violation of these orders could result in substantial financial or other penalties. Although we have not been the subject of any action by the FTC, no assurance can be given that the FTC will not question our advertising or other operations in the United States in the future. Any action in the future by the FTC could materially and adversely affect our ability to successfully market our products in the United States.

Other Regulatory Oversight

We are also subject to regulation under various state, local, and international laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising, and distribution of dietary supplements and OTC drugs. For example, Proposition 65 in the state of California is a list of substances deemed to pose a risk of carcinogenicity or birth defects at or above certain levels. If any such ingredient exceeds the permissible levels in a dietary supplement, cosmetic, or drug, the product may be lawfully sold in California only if accompanied by a prominent warning label alerting consumers that the product contains an ingredient linked to cancer or birth defect risk. Private attorney general actions as well as California attorney general actions may be brought against non-compliant parties and can result in substantial costs and fines.

Competition

We compete with other contract manufacturers of OTC healthcare products. These suppliers range widely in size. Management believes that our manufacturing capacity and abilities offer a significant advantage over many of our competitors in the full service contract development and manufacturing organization for the OTC healthcare market. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. The markets for OTC healthcare products and dietary supplements are highly competitive. Many of the participants in these industries have substantially greater capital resources, technical staffs, facilities, marketing resources, product development, and distribution experience than we do. We believe that our ability to compete in these industries will depend on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2017, we employed 44 full-time employees and 2 part-time employee, the majority of who were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

Where You Can Find Other Information

We filed periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available on our website (www.ProPhaseLabs.com) free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in those reports as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. Information appearing on our website is not part of this Annual Report. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549-1004. You may request copies of these documents, upon payment of a duplication fee, by writing the SEC at its principal office at 100 F Street, NE Room 1580, Washington, D.C. 20549-1004. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC, including the Company.

Item 1A. Risk Factors

The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from our expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this Annual Report and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Our current business and assets are limited.

We sold substantially all of our assets and related intellectual property assets in connection with the sale of our Cold-EEZE® Business to Mylan. Our remaining assets consist primarily of the net proceeds from the transaction, our PMI manufacturing business, our Company headquarters, and our TK Supplements® brand product lines and operations. This increases our business risk because we are less diversified than before the sale of our Cold-EEZE® Business to Mylan, and because our remaining business is very limited. We continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry, but we have no current plans to do any such acquisitions at this time.

We have a history of losses.

We have experienced net losses from continuing operations before income tax for two of the last three fiscal years. As of December 31, 2017, we had working capital of approximately $27.8 million, which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 2019. As a consequence of our enhanced liquidity following the sale of our Cold-EEZE® Business, we are actively exploring new product technologies, applications, product line extensions and other new product opportunities and will also consider and pursue other alternatives and strategies, including, but not limited to, investments and acquisitions in other sectors and industries. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability.

We have contingent liabilities up to the amount paid by Mylan for our Cold-EEZE® Business, which could adversely affect our ability to pursue our business goals and objectives.

We made customary representations and warranties to Mylan in the asset purchase agreement to purchase the Cold-EEZE® Business. Pursuant to the terms of the asset purchase agreement, we agreed to indemnify Mylan for any losses caused by breaches of most of our representations, warranties or covenants that occur, in most cases, within 24 months after the closing date of the sale to Mylan. A breach by us of certain fundamental representations would expose us to indemnification payments to Mylan up to the purchase price. The payment of any such indemnification obligations would adversely impact our cash resources and could affect our ability to pursue our business goals and objectives. If we do not have sufficient cash to fund our remaining operations, we may need to seek to raise equity or debt financing or sell additional assets, which may not be possible under satisfactory terms, if at all.

Our business is subject to significant competitive pressures.

We compete with other contract manufacturers of OTC drug and dietary supplement products. These suppliers range widely in size. We compete primarily on the basis of price, quality and service. Management believes that our manufacturing capacity and abilities, offer a significant advantage over many of our competitors in the full service contract development and manufacturing industry. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. To the extent that any of our competitors is able to offer better prices, quality and/or services, we could lose customers and our sales and margins may decline. In addition, the loss of any major customer, a significant reduction in the purchasing levels of any major customer or a significant adverse change in the terms of our supply agreement with any major customer could adversely affect our results of operations.

The OTC healthcare products and dietary supplements industries are highly competitive. Many of the participants in these industries have substantially greater capital resources, technical staffs, facilities, marketing resources, product development, and distribution experience than we do. We believe that our ability to compete in these industries will depend on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support. However, our failure to appropriately and timely respond to consumer preferences and demand for new products could significantly harm our business, financial condition and results of operations. Furthermore, unfavorable publicly or consumer perception of products we develop and commercialize could have a material adverse effect on our business and operations.

There can be no assurance that we will be able to compete successfully in the future. If we are unable to compete effectively, our earnings may be significantly negatively impacted.

The customers for whom we contract manufacture may significantly influence our business, financial condition and results of operations.

For the years ended December 31, 2017, 2016 and 2015, our revenues from continuing operations have come principally from our PMI contract manufacturing services. Our contract manufacturing business is dependent on demand for the products we manufacture for our customers and we have no control or influence over the market demand for those products. Demand for our customers’ products can be adversely affected by, among other things, regulatory issues, the loss of patent or other intellectual property rights protection, the emergence of competing products, competition from other contract manufacturers, negative public or consumer perception of those products or our industry and changes in the marketing strategies for such products. If production volumes of products that we manufacture for third-parties and related revenues are not maintained or if there is any change in the terms or a termination of our manufacturing agreement with Mylan, it may have a material adverse impact on our business, financial condition and results of operations.

Disruptions at our PMI manufacturing facilities or any loss of manufacturing certifications could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption at our manufacturing facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the applicable cGMP regulations, the loss of certifications, power interruptions, destruction or damage to the facility could disrupt our ability to manufacture products for our contract manufacturing customers and any of our own branded products. Any such disruption could have a material adverse effect on our business, financial condition and results of operations.

Our PMI manufacturing business is subject to seasonal fluctuations and may fluctuate from cold season to cold season.

The sales at our PMI manufacturing facility are subject to seasonal fluctuations and influenced by the timing, length and severity of each cold season. Our revenues tend to be higher in the first, third and fourth quarters during the cold season. Generally, a cold season is defined as the period of September to March, when the incidence of the common cold rises as a consequence of the change in weather and other factors.

Our product development and commercialization efforts may be unsuccessful.

There are numerous risks associated with OTC product development and commercialization. We may be subject to delays and/or be unable to successfully implement our business plan and strategy to develop and commercialize one or more OTC products and/or dietary supplements. The successful commercialization and market acceptance of any products we develop will be subject to, among other things, consumer purchasing trends, health and wellness trends, regulatory factors, retail acceptance and overall economic and market conditions. As a consequence, we may suspend or abandon some or all of our proposed new products before they ever become commercially viable. Even if we successfully develop and obtain approval of a new product, if we cannot successfully commercialize it in a timely manner, our business and financial condition may be materially adversely affected.

Failure to protect our trademarks and other intellectual property could impact our business.

We will rely on trademark laws to protect our proprietary rights in any products we develop and commercialize. Monitoring the unauthorized use of our intellectual property will be difficult. Litigation may be necessary to enforce our intellectual property rights or to determine the validity and scope of the proprietary rights of others. Litigation of this type could result in substantial costs and diversion of resources, may result in counterclaims or other claims against us and could significantly harm our results of operations. In addition, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. From time to time, we may apply to have certain trademarks registered. There is no guarantee that such trademark registrations will be granted. The unauthorized reproduction of our trademarks could diminish the value of our brand and its market acceptance, competitive advantages or goodwill, which could adversely affect our business.

We may require additional capital to support our product development and commercialization programs.

We may require additional capital to support our product development and commercialization programs. The amount of capital that may be needed to support our product development initiatives will depend on many factors which may include, but are not limited to (i) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required, (ii) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of such products, and (iii) the revenue we generate from our manufacturing services, our TK Supplements® product line and the expenses incurred in marketing our manufacturing capabilities.

Income from our PMI manufacturing business and TK Supplements® products may not generate all the funds we need to support future product development and commercialization. We may need to access our 2015 equity line with Dutchess Opportunity Fund II, LP (“Dutchess”) to finance our growth. Our equity line is limited, and expires in July 2018, however, and may not be sufficient to meet our capital requirements. Furthermore, any shares we sell to Dutchess under the equity line will have a dilutive effect on the ownership percentage of existing stockholders.

To the extent that we do not generate sufficient cash from operations and/or funding from our equity line with Dutchess, we may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we seek to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital. Additional funding may not be available to us on acceptable terms, or at all.

Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Disruptions, uncertainty or volatility in the credit markets could adversely impact the availability and cost of credit to us in the future. Accordingly, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

General economic and other conditions that impact consumer spending could adversely affect the Company.

Adverse economic conditions, including high unemployment, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. While there has been a trend toward lower unemployment in recent periods, which has contributed to a better economic climate, there is uncertainty about the continued strength of the economy. If the economy weakens, consumers may reduce consumer spending.

Increases in the price or shortages of supply of key raw materials could materially and adversely affect our business, financial condition and results of operations.

Our TK Supplements® products and the products we manufacture for third parties are composed of certain key raw materials. If the prices of these raw materials were to increase significantly, it could result in a significant increase to us in the prices charged to us for our own branded products and third-party products. Raw material prices may increase in the future and we may not be able to pass on those increases to customers who purchase our products or to the customers whose products we manufacture. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse impact on our business, financial condition and results of operations.

We are reliant upon the supply of raw materials that meet our specifications and the specifications of third parties for whom we manufacture. If any raw material is adulterated and does not meet our specifications or third parties’ specifications, it could significantly impact our ability to manufacture products and could materially and adversely impact our business, financial condition and results of operations.

In addition, if we are no longer able to obtain products from one or more of our suppliers on terms reasonable to us or at all, our ability to perform under contracts with third parties for whom we manufacture products and our customer relationships could be materially and adversely affected.

Our business is subject to extensive governmental regulation.

We are subject to laws and regulations that cover:

●	the formulation, manufacturing, packaging, labeling, distribution, importation, sale and storage of our products;

●	the health and safety of our products;

●	trade practice and direct selling laws; and

●	product claims and advertising.

Compliance with these laws and regulations is time consuming and expensive. Moreover, new regulations could be adopted that would severely restrict the products we sell or manufacture or our ability to continue our business. We are unable to predict the nature of any future laws, regulations, interpretations or applications, nor can we predict what effect additional governmental regulations or administrative orders, when and if promulgated, would have on our business in the future. These future changes could, however, require the reformulation or elimination of certain products; imposition of additional record keeping and documentation requirements; imposition of new federal reporting and application requirements; modified methods of importing, manufacturing, storing or distributing certain products; and expanded or different labeling and substantiation requirements for certain products and ingredients. Any or all of these requirements could harm our business.

In July 2011, the FDA issued draft guidance governing the notification of new dietary ingredients (“NDIs”) and in August 2016, the FDA issued revised draft guidance. We believe that the draft guidance, if implemented as proposed, could have a material impact on our operations. FDA enforcement of the NDI guidance as written could require us to incur additional expenses, which could be significant, and negatively affect our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that those ingredients or products are in compliance, and the potential imposition of penalties for non-compliance.

Our failure to comply with FTC regulations could result in substantial monetary penalties and could adversely affect our operating results.

The FTC exercises jurisdiction over the advertising of dietary supplements and has instituted numerous enforcement actions against OTC drug companies for failure to have adequate substantiation for claims made in advertising or for the use of false or misleading advertising claims. Failure by us to comply with applicable regulations could result in substantial monetary penalties, which could have a material adverse effect on our financial condition or results of operations.

If our products do not have the effects intended or cause undesirable side effects, our business may suffer.

Although many of the ingredients in our current dietary supplement products are vitamins, minerals, and other substances for which there is a long history of human consumption, they also contain innovative ingredients or combinations of ingredients. While we believe that all of these products and the combinations of ingredients in them are safe when taken as directed, the products could have certain undesirable side effects if not taken as directed or if taken by a consumer who has certain medical conditions. In addition, these products may not have the effect intended if they are not taken in accordance with certain instructions, which include certain dietary restrictions. Furthermore, there can be no assurance that any of the products, even when used as directed, will have the effects intended or will not have harmful side effects in an unforeseen way or on an unforeseen cohort. If any of our products or products we develop or commercialize in the future are shown to be harmful or generate negative publicity from perceived harmful effects, our business, financial condition, results of operations, and prospects could be harmed significantly.

We may be subject to product liability claims.

As a direct marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products or the products that we manufacture for third parties are alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Our current products and the products that we currently manufacture for third parties are not subject to pre-market regulatory approval in the United States. Our products or the products we manufacture for third parties could contain contaminated substances.

While we currently maintain product liability insurance, a successful claim brought against us related to our branded products or products that we manufacture for third parties in excess of, or outside of, our existing insurance coverage, could result in increased costs and could adversely affect our reputation with customers, which could in turn materially adversely affect our business, financial condition and results of operations.

Our success is dependent on key personnel.

Our success depends, in part, upon the continued service of key personnel, such as Mr. Ted Karkus, Chairman and Chief Executive Officer and certain managers and strategists within the Company. The loss of the services of any one of them could have a material adverse effect on us.

In order to be successful, we must retain and motivate executives and other key employees, including those in managerial, technical, marketing and health product positions. In particular, our product generation efforts depend on hiring and retaining qualified health and science professionals. Competition for skilled employees who can perform the services that we require is intense and hiring, training, motivating, retaining and managing employees with the skills required is time-consuming and expensive. If we are not able to hire sufficient professional staff to support our operations, or to train, motivate, retain and manage the employees we do hire, it could have a material adverse effect on our business operations or financial results.

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Section 382”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (the “NOLs”), to offset future taxable income. Future changes in our stock ownership, some of which are outside of our control, could result in an ownership change under Section 382. Furthermore, our ability to use NOLs of companies that we may acquire in the future may be subject to limitations.

Based upon estimates, we believe that a significant portion of our income tax liability of $18.8 million arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels.

Based on our Section 382 analysis, we do not believe our current net operating loss carryforwards are subject to these limitations as of December 31, 2017. Should we identify any limitations upon the completion of our final 2017 income tax return, the impact could be material to our consolidated financial statements and that we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

Our stock price is volatile.

The market price of our Common Stock has experienced significant volatility. There are several factors that could impact the price of our Common Stock, including announcements of technological innovations for new commercial products by us or our competitors, developments concerning propriety rights, new or revised governmental regulation, litigation or general conditions in the market for our products or those we manufacture for others.

Future sales of shares of our Common Stock in the public market could adversely affect the trading price of shares of our Common Stock and our ability to raise funds in new stock offerings.

Future sales of substantial amounts of shares of our Common Stock in the public market, or the perception that such sales are likely to occur, could affect prevailing trading prices of our Common Stock.

If a significant number of our outstanding stock options are exercised, and the holders of these options attempt to sell a substantial amount of their holdings all at once, the market price of our Common Stock would likely decline. Moreover, the perceived risk of this potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. As each of these events would cause the number of shares of Common Stock being offered for sale to increase, our Common Stock’s market price would likely further decline. All of these events could combine to make it very difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

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

Our Chief Executive Officer owns a substantial amount of our Common Stock.

As of March 28, 2018, our Chief Executive Officer beneficially owned approximately 24.0% of our Common Stock. As such, our Chief Executive Officer may exert significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

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

We have agreed to indemnify our Officers and Directors from liability.

Our Certificate of Incorporation and our By-laws provide that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding because he or she is or was a director, officer, employee or agent of the Company or is or was serving at the Company’s request as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. These provisions permit us to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification. We entered into indemnity agreements with each member of our board of directors. These agreements provide, among other things, that we will indemnify each officer and director in the event they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. The indemnification provisions may reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company or its stockholders. In addition, to the extent that we expend funds to indemnify directors and officers, funds will be unavailable for operational purposes.

A number of companies are seeking to make acquisitions in our industry, which may make our acquisition strategy more difficult or expensive to pursue.

The emergence and growth of OTC consumer healthcare products, dietary supplements and related products has brought increased media attention, and a number of companies and investors have begun making acquisitions of businesses or announced their intention to do so. We compete with many of these companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and to developing and integrating acquired businesses. Any acquisitions we undertake may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our Company, which may result in the diversion of our capital and our management’s attention from other business issues and opportunities.  We may not be able to successfully integrate operations that we acquire, including their personnel, technology, financial systems, distribution and general business operations and procedures.  We cannot provide assurance that any acquisition we make will be successful and our operating results may be adversely impacted by the integration of a new business and its financial results.

We may be unsuccessful in identifying suitable acquisition candidates which may negatively impact our competitive position and our growth strategy.

We may be unable to identify suitable targets for future acquisition or acquire businesses at favorable prices, which would negatively impact our growth strategy. In addition, in the course of negotiating potential acquisitions, we may enter into term sheets, letters of intent, purchase options or other similar agreements that provide the counterparties with advances and termination or break-up fees in the event that we do not ultimately consummate any such acquisition. In the aggregate, the payment of any such termination or break-up fees may negatively impact our financial condition. We may not be able to execute our growth strategy through organic expansion, and if we are unable to identify and successfully acquire new businesses or products complementary to ours, we may not be able to expand or achieve profitability.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our corporate headquarters are located in Doylestown, Pennsylvania. We purchased this property in 1998. Our headquarters are approximately 13,000 square feet and is comprised of office space and a storage area. Our principal manufacturing facility is located in Lebanon, Pennsylvania. The facility was purchased in October 2004. The facility has a total area of approximately 57,500 square feet and is comprised of manufacturing, warehousing and office space. We believe that our existing facilities are adequate at this time and do not anticipate the need for additional facilities in the foreseeable future.

Item 3. Legal Proceedings

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of business. We are not presently a party to any material litigation. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently traded on The Nasdaq Capital Market under the trading symbol “PRPH.” The price set forth in the following table represents the high and low closing bid prices for our Common Stock for each quarter of Fiscal 2017 and 2016, as reported on The Nasdaq Capital Market.

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$2.27	$1.90	$1.51	$1.16
June 30	$2.24	$1.87	$1.47	$1.22
September 30	$2.29	$2.01	$2.06	$1.29
December 31	$2.30	$2.05	$2.16	$1.92

Holders

As of March 19, 2018, there were approximately 205 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

Dividend Policy

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

Securities Authorized Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In Fiscal 2017, we completed two discrete tender offers to purchase shares of our Common Stock in each of August 2017 (the “August 2017 Tender Offer”) and November 2017 (the “November 2017 Tender Offer”).

The August 2017 Tender Offer expired on September 25, 2017. Subject to the terms of the August 2017 Tender Offer, we accepted for purchase 4,323,335 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $9.9 million.

The November 2017 Tender Offer expired on December 18, 2017. Subject to the terms of the November 2017 Tender Offer, we accepted for purchase 1,948,569 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $4.5 million.

In addition, on June 13, 2017, we purchased 1,061,980 shares of our Common Stock from Mark S. Leventhal, a former director of the Company, and other persons and entities associated and/or affiliated with Mr. Leventhal, for $1.75 per share for a total of $1,858,465, pursuant to the terms of stock purchase agreements entered into with each of these sellers.

Item 6. Selected Financial Data

The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data:
Net sales	$9,867	$4,206	$2,518	$1,523	$1,947
Gross profit	$1,948	$997	$832	$1,567	$1,890
Income (loss) from continuing operations	$14,327	$(4,006)	$(2,094)	$(4,599)	$(507)
Income (loss) from discontinued operations	$27,504	$1,138	$(1,506)	$(3,235)	$912
Net income (loss)	$41,831	$(2,868)	$(3,600)	$(7,834)	$405

Basic income (loss) per share:
Continuing operations	$0.92	$(0.24)	$(0.13)	$(0.28)	$(0.03)
Discontinued operations	$1.77	$0.07	$(0.09)	$(0.19)	$0.06
Net income (loss)	$2.69	$(0.17)	$(0.22)	$(0.47)	$0.03
Diluted income (loss) per share:
Continuing operations	$0.92	$(0.24)	$(0.13)	$(0.28)	$(0.03)
Discontinued operations	$1.75	$0.07	$(0.09)	$(0.19)	$0.05
Net income (loss)	$2.67	$(0.17)	$(0.22)	$(0.47)	$0.02

Weighted average shares outstanding:
Basic	15,565	17,081	16,398	16,773	15,839
Diluted	15,696	17,081	16,398	16,773	16,276

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:
Working capital	$27,847	$2,787	$7,345	$8,217	$6,655
Total assets	$34,161	$12,802	$14,829	$16,057	$17,420
Long term debt and other obligations	$-	$-	$1,466	$100	$200
Stockholders’ equity	$33,089	$5,962	$8,829	$10,716	$12,596

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read together with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion contains forward-looking statements reflecting our current expectations that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results and the timing of events could differ materially from those discussed in our forward-looking statements as a result of many factors, including those set forth under “Risk Factors” and elsewhere in this Annual Report.

We are a vertically integrated and diversified branding, marketing and technology company with deep experience with OTC consumer healthcare products, dietary supplements and other remedies. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products, dietary supplements and other remedies in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

In August 2017, we formed ProPhase Digital Media Inc. (“PDM”), a Delaware corporation and wholly-owned subsidiary. Our objective is for PDM to become an independent full-service direct marketing agency. PDM’s first initiative will be to market the TK Supplements® product line. If successful, this may lead to the marketing of other companies’ consumer products.

In addition, we also continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Income Taxes

As of December 31, 2017, we have net operating loss carry-forwards of approximately $10.7 million for federal tax purposes that will expire beginning in Fiscal 2034 through 2037. Additionally, there are net operating loss carry-forwards of $1.8 million for state tax purposes that will expire beginning in Fiscal 2019 through 2037. Until sufficient taxable income to offset the temporary timing differences attributable to operations, and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided. As a consequence of the accumulated losses of the Company, we believe that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

On December 22, 2017, the President of the United States signed into law legislation that is commonly referred to as the Tax Cuts and Jobs Act (“The TCJA”). This legislation reduced the U.S. corporate tax rate from the existing graduated rate of 15-35% to a flat 21% for tax years beginning after December 31, 2017. As a result of the enacted law, we were required to revalue our deferred tax assets and liabilities existing as of December 31, 2017 from the graduated 15-35% federal rate then in effect through the end of 2017, to the new flat 21% rate. This revaluation resulted in a reduction to our deferred tax asset of $1.6 million. This amount was offset by a corresponding reduction to our valuation allowance. The other provisions of the TCJA did not have a material impact on our December 31, 2017 consolidated financial statements. Estimates used to prepare our income tax expense are based on our initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U. S. Treasury regarding implementation of the TCJA, and the potential for additional guidance from the Securities and Exchange Commission and the FASB related to the TCJA, these estimates may be adjusted during Fiscal 2018 to reflect any such guidance provided.

Results of Operations from Continuing Operations

Fiscal 2017 compared with Fiscal 2016

Net sales for Fiscal 2017 increased $5.7 million to $9.9 million as compared to $4.2 million for Fiscal 2016. The increase in net sales from Fiscal 2016 to Fiscal 2017 is due principally to the timing of shipments of lozenge-based products including shipments to Mylan under the terms of the Manufacturing and Supply Agreement dated March 29, 2017, offset by a decrease of $500,000 in other third party manufacturing.

Cost of sales for Fiscal 2017 were $7.9 million as compared to $3.2 million for Fiscal 2016. The increase in gross profit to $1.9 million for Fiscal 2017 as compared to $1.0 million for Fiscal 2016 is principally due to increased shipments during Fiscal 2017 as compared to Fiscal 2016. For Fiscal 2017 and Fiscal 2016, we realized a gross margin of 19.7% and 23.7%, respectively. The decrease of 4.0% in gross margin from the Fiscal 2017 as compared to Fiscal 2016 is principally due to margins realized under the Mylan Manufacturing and Supply Agreement as well as fluctuations in quarter-to-quarter timing production volume, fixed production costs and related overhead absorption, raw material costs, inventory mark to market write downs, if any, and timing of shipments to customers, which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2017 decreased $1.0 million to $699,000 as compared to $1.7 million for Fiscal 2016. The decrease in sales and marketing expense for Fiscal 2017 as compared to Fiscal 2016 was as a consequence of reduced headcount and less advertising expenses in association with our TK Supplement® product line.

Administrative expense increased $2.1 million for Fiscal 2017 to $4.8 million as compared to $2.7 million in Fiscal 2016. The increase in administrative expense for Fiscal 2017 as compared to Fiscal 2016 was principally due to an increase in professional and legal fees from the two discrete tender offers to purchase our Common Stock in each of the August 2017 and November 2017 and a lower allocation of administrative expense to discontinued operations in Fiscal 2017 as compared to Fiscal 2016.

Research and development costs for Fiscal 2017 and 2016 were $431,000 and $358,000, respectively. The increase of $73,000 in research and development costs for Fiscal 2017 as compared to Fiscal 2016 was principally due to an increase in the amount and timing of research and development expenditures.

Interest income and interest expense for Fiscal 2017 was $231,000 and $54,000, respectively, as compared to $1,000 and $213,000, respectively, for Fiscal 2016. The increase in interest income in Fiscal 2017 as compared to Fiscal 2016 is principally due to interest earned on our investment account. The decrease in interest expense is principally due to the retirement of the 12% Secured Promissory Notes. (see Note 5 of our Consolidated Financial Statements in Item 8 of this Annual Report).

The other income for Fiscal 2017 was $150,000 as compared to zero for Fiscal 2016. The increase in other income is principally due to the transition service fees earned pursuant to the terms of the transition services agreement with Mylan.

For Fiscal 2017, we charged $18.8 million to discontinued operations for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $18.0 million as a consequence of the utilization of the federal and state net operating losses.

For Fiscal 2017 and 2016, results from operations of our Cold-EEZE® Business are classified as discontinued operations. The carve-out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. In addition, administrative expenses, including personnel expenses and bonuses, sales and marketing and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For Fiscal 2017 and Fiscal 2016 we allocated (i) $1.7 million and $5.4 million, respectively, to sales and marketing expenses, (ii) $348,000 and $2.3 million, respectively, to administrative expenses, and (iii) $52,000 and $218,000, respectively, to research and development expenses in the accompanying statements of operations.

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $26.9 million, net of $18.8 million of income tax in Fiscal 2017.

As a result of the effects of the above, the income from continuing operations for Fiscal 2017 was $14.3 million, or $0.92 per share, as compared to a loss from continuing operations of $4.0 million, or ($0.24) per share, for Fiscal 2016. Income from discontinued operations for Fiscal 2017 was $27.5 million, or $1.77 per share, as compared to income from discontinued operations of $1.1 million, or $0.07 per share, for Fiscal 2016. Net income for Fiscal 2017 was $41.8 million, or $2.69 per share, as compared to a net loss of $2.9 million, or ($0.17) per share for Fiscal 2016.

Fiscal 2016 compared with Fiscal 2015

Net sales for Fiscal 2016 increased $1.7 million to $4.2 million as compared to $2.5 million for Fiscal 2015. The increase in net sales from Fiscal 2016 to Fiscal 2015 was due principally to an increase in timing of our shipment to third-party contract manufacturing customers.

Cost of sales for Fiscal 2016 were $3.2 million as compared to $1.7 million for Fiscal 2015. For Fiscal 2016 and Fiscal 2015, we realized a gross margin of 23.7% and 33.0%, respectively. The decrease of 9.3% in gross margin from the prior period was principally due to a reduction in the absorption of fixed production costs and an increase in net sales which carries a lower gross margins. Gross margins are generally influenced by fluctuations in production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and the timing of shipments to customers which are factors of the seasonality of our sales activities and products.

Sales and marketing expense for Fiscal 2016 increased $1.4 to $1.7 million as compared to $303,000 for Fiscal 2015. The increase in sales and marketing expense for Fiscal 2016 as compared to Fiscal 2015 was principally due to an increase in advertising expenditures as we managed the scope and timing of our media and product promotion advertising campaigns from period to period.

Administration expense increased $466,000 for Fiscal 2016 to $2.7 million as compared to $2.3 million in Fiscal 2015. The increase in administration expense for Fiscal 2016 as compared to Fiscal 2015 was principally due to an increase in professional and legal fees related to litigation matters and in corporate personnel expenses.

Research and development costs for Fiscal 2016 and 2015 were $358,000 and $340,000, respectively. The increase of $18,000 in research and development costs for Fiscal 2016 as compared to Fiscal 2015 was principally due to an increase in the scope, timing, cost and amount of research and development activity from period to period.

Interest income and expense for Fiscal 2016 was $1,000 and $213,000, respectively, as compared to $2,000 and $18,000, respectively for Fiscal 2015. The decline in interest income in Fiscal 2016 as compared to Fiscal 2015 was due principally to lower invested cash balances from period to period. The increase in interest expense for Fiscal 2016 as compared to Fiscal 2015 was due principally to the interest expense incurred pursuant to the issuance of the Secured Promissory Notes in December 2015.

As noted above, we have net operating loss carry-forwards for both federal and certain states. As a consequence of these loss carry-forwards, we did not incur income tax expense for Fiscal 2016 or Fiscal 2015.

As a result of the effects of the above, the net loss from continuing operations for Fiscal 2016 was $4.0 million, or ($0.24) per share, as compared to a net loss of $2.1 million, or ($0.13) per share, for Fiscal 2015. Net income from discontinued operations for Fiscal 2016 was $1.1 million, or $0.07 per share, as compared to net loss of $1.5 million, or ($0.09) per share, for Fiscal 2015. Net loss for Fiscal 2016 was $2.9 million, or ($0.17) per share, as compared to a net loss of $3.6 million, or ($0.22) per share, for Fiscal 2015.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable securities as of December 31, 2017 were $21.9 million as compared to $441,000 at December 31, 2016. Our working capital was $27.8 million and $2.8 million as of December 31, 2017 and 2016, respectively. The increase of $21.5 million in our cash and cash equivalents and marketable securities balance for the 12 months ended December 31, 2017 was principally due to the net effect of (i) the net proceeds of $40.8 million, excluding the $5.0 million escrow receivable, derived from the sale of the Cold-EEZE® Business, and (ii) proceeds from the exercise of stock options and warrants of $1.5 million, offset by (iii) payments of $1.5 million to retire the secured promissory notes (see Note 5 of our consolidated financial statements in Item 8 of this Annual Report), (iv) payments of $16.3 million for the repurchase of our Common Stock pursuant to the terms of the two tender offers and certain stock purchase agreements (described below), (v) cash used in operations of $2.8 million and (vi) capital expenditures of $208,000.

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter.

Treasury Stock – Tender Offers

In Fiscal 2017, we completed two discrete tender offers to purchase shares of our Common Stock in each of August 2017 and November 2017.

The August 2017 Tender Offer expired on September 25, 2017. Subject to the terms of the August 2017 Tender Offer, we accepted for purchase 4,323,335 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $9.9 million.

The November 2017 Tender Offer expired on December 18, 2017. Subject to the terms of the November 2017 Tender Offer, we accepted for purchase 1,948,569 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $4.5 million.

Stock Option Exercise

Subsequent to the completion of the November 2017 Tender Offer, Mr. Karkus exercised 600,000 outstanding options for net proceeds of $600,000.

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

Equity Line of Credit

We have an equity line with Dutchess (the “2015 Equity Line”), pursuant to which Dutchess is committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement. At December 31, 2017, we had 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to an effective registration statement. The 2015 Equity Line is scheduled to expire in July 2018.

Under the terms of the 2015 Equity Line, we may, at our discretion, draw on the facility from time to time, as and when we determine appropriate in accordance with the terms and conditions of the investment agreement with Dutchess. The maximum number of shares that we are entitled to put to Dutchess in any one draw down notice may not exceed 500,000 shares with a purchase price calculated in accordance with the 2015 Equity Line. We may deliver a notice for a subsequent put from time to time, following the one day pricing period for the prior put.

The purchase price for any shares sold to Dutchess under the agreement will be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of the Common Stock during the one trading day immediately following our put notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount on the applicable closing date so Dutchess’s return will equal five percent (5%).

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. In addition, Dutchess will not be obligated to purchase shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of the number of shares of Common Stock as determined in accordance with Rule 13d-1(j) of the Exchange Act. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Amended and Restated Employment Agreement with Ted Karkus

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, our Chief Executive Officer (the “Amended Employment Agreement”), which became effective February 23, 2018, subject to stockholder approval at a special meeting of stockholder to be held April 12, 2018. Pursuant to the terms of the Amended Employment Agreement, Mr. Karkus has voluntarily agreed to reduce his base salary from the rate set forth in his previous employment agreement (the “Prior Employment Agreement”) (i.e., not less than $675,000 per annum) to a base salary of $125,000 per annum (the “Term Base Salary”) through February 22, 2021. Unless otherwise determined by the mutual agreement of the Company and Mr. Karkus, on February 22, 2021 and thereafter, Mr. Karkus’ salary will increase from the Term Base Salary to not less than $675,000 per annum.

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors granted Mr. Karkus a stock option to purchase 2,300,000 shares of our common stock at an exercise price of $3.00 per share on February 23, 2018 (the “Executive Stock Option”). The Executive Stock Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The Executive Stock Option will be exercisable for a five year term commencing on the date of grant. The Executive Stock Option will be granted pursuant to the 2018 Stock Incentive Plan (the “2018 Plan”), which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, is subject to stockholder approval. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan.

Asset Purchase Agreement with Mylan

We have indemnification obligations to Mylan under the asset purchase agreement with Mylan (the “Asset Purchase Agreement”) that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the Asset Purchase Agreement, or arising from the Retained Liabilities (as such term is defined in the Asset Purchase Agreement) or certain third-party claims specified in the Asset Purchase Agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the Asset Purchase Agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (e.g., the purchase price).

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

General

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from continuing operations. Any challenge to our trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year.

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

Contract Obligations

Our future contractual obligations and commitments at December 31, 2017 consist of the following (in thousands):

Year	Employment Contracts	Total
2018	$675	$675
2019	168	168
2020	-	-
2021	-	-
2022	-	-
Total	$843	$843

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 of the Notes to Consolidated Financial Statements included under Item 8 of this Part II. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting policies, estimates and disclosures have been discussed with the Audit Committee of our Board of Directors. A discussion of our critical accounting policies and estimates, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of property and equipment, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs, we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Revenue Recognition

We generate sales principally through two types of customers, contract manufacturing customers and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. In 2017, approximately $9.7 million of our approximately $9.9 million of sales were from contract manufacturing customers.

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

Pursuant to the terms of the Asset Purchase Agreement, we are responsible for and continue to accept product returns of the Cold-EEZE® Business for product shipped prior to March 30, 2017. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and, in June 2017, issued a credit to Mylan in an aggregate amount of $400,000 for future sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017.

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2017 and 2016 (in thousands):

Amount
Return provision at December 31, 2015	$1,415
Net change in the return provision Fiscal 2016	(174)
Return provision at December 31, 2016	1,241
Net change in the return provision Fiscal 2017	(761)
Return provision at December 31, 2017	$480

For Fiscal 2017, the return provision decreased by $761,000. The decrease in the return provision was principally due to (i) a charge of $466,000, including $317,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.2 million associated principally with Fiscal 2017 and Fiscal 2016 received and processed during Fiscal 2017.

For Fiscal 2016, the return provision decreased by $174,000. The decrease in the return provision was principally due to (i) a charge of $869,000, including $806,000 for products with shelf-life expiration dates (obsolete returns), offset by (ii) net returns of $1.0 million associated principally with Fiscal 2016 and Fiscal 2015 received and processed during Fiscal 2015.

A one percent deviation for these sales allowance provisions for Fiscal 2017, 2016 and 2015 would affect net sales by approximately $169,000, $266,000 and $248,000, respectively.

Income Taxes

Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date, including the impact of the TCJA enacted on December 22, 2017. The TCJA made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21% effective January 1, 2018.

The Company recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the TCJA enactment date. We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net current and non-current deferred tax asset is being provided.

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We will adopt the provisions of the new standard in the first quarter of 2018. We have determined the following pertaining to the impact of adopting ASU 2014-09:

●	Contract Manufacturing — we have concluded that the standard will not have a material impact on revenue recognition. We determined that contracts herein meet the definition of a contract under the new standard, through which the combined duties and responsibilities to provide manufacturing services for customers within each contract will be considered one single performance obligations under ASC 606. Thus, the allocation of contract consideration to separate performance obligations is not applicable. The transaction price in each contract is fixed, as the consideration is based upon the manufacturing price from each related purchase order. We determined that we will continue recognizing revenue at a point in time as the goods are shipped.

●	Contract Costs — we have concluded that no incremental costs are incurred to obtain the contracts. Additionally, we have determined that costs incurred to fulfill customer contracts would not require capitalization because these costs do not generate or enhance our resources that will be used in satisfying performance obligations in the future. We have determine that the impact on our retail revenues will not be material.

●	Transition Method —we will be adopting ASU 2014-09 using the modified retrospective approach.

In addition, the remaining significant implementation matters to be addressed prior to fully adopting ASU 2014-09 include finalizing updates to our (i) business processes, (ii) systems and (iii) controls to comply with ASU 2014-09. We expect to complete our assessment of the full financial impact of ASU 2014-09 before filing our quarterly report on Form 10-Q for the three months ended March 31, 2018, which will include the required financial reporting disclosures under ASC 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We will adopt ASU 2016-15 in the first quarter of Fiscal 2018 and do not expect it to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory”. The new standard requires entities should recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance will be effective for fiscal years beginning after December 15, 2017 and requires a modified retrospective adoption through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. We will adopt ASU 2016-16 in the first quarter of Fiscal 2018 and do not expect it to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-02 on our consolidated financial statements, but we do not believe it will have a material effect on our financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP
Iselin, New Jersey
March 28, 2018

PROPHASE LABS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$3,173	$441
Marketable securities, available for sale	18,765	-
Escrow receivable-current portion	2,500	-
Accounts receivable, net	1,945	5,770
Inventory	1,531	2,736
Prepaid expenses and other current assets	481	680
Income tax receivable	502	-
Assets held for sale	22	-
Total current assets	28,919	9,627

Property, plant and equipment, net of accumulated depreciation of $5,471 and $5,134, respectively	2,742	3,175
Escrow receivable	2,500	-
Total assets	$34,161	$12,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net	$-	$1,490
Accounts payable	562	2,156
Accrued advertising and other allowances	200	2,805
Other current liabilities	310	389
Total current liabilities	1,072	6,840

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 27,696,593 and 26,313,593 shares, respectively	14	13
Additional paid-in-capital	58,034	56,378
Retained earnings (accumulated deficit)	22,144	(19,687)
Treasury stock, at cost, 16,566,701 and 9,232,817 shares	(47,025)	(30,742)
Accumulated comprehensive loss	(78)	-
Total stockholders’ equity	33,089	5,962
Total liabilities and stockholders’ equity	$34,161	$12,802

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015

Net sales	$9,867	$4,206	$2,518
Cost of sales	7,919	3,209	1,686
Gross profit	1,948	997	832
Operating expenses:
Sales and marketing	699	1,700	303
Administrative	4,808	2,733	2,267
Research and development	431	358	340
Total operating expense	5,938	4,791	2,910

Interest income	231	1	2
Interest expense	(54)	(213)	(18)
Other income	150	-	-
Total Interest and other income (expense)	327	(212)	(16)

Loss from continuing operations before income taxes	(3,663)	(4,006)	(2,094)
Income tax benefit from continuing operations	17,990	-	-
Income (loss) from continuing operations	14,327	(4,006)	(2,094)

Discontinued operations:
Income (loss) from discontinued operations	530	1,138	(1,506)
Gain on sale of discontinued operations, net of taxes	26,974	-	-
Income (loss) from discontinued operations	27,504	1,138	(1,506)

Net income (loss)	$41,831	$(2,868)	$(3,600)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(78)	-	-
Total comprehensive income (loss)	$41,753	$(2,868)	$(3,600)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.92	$(0.24)	$(0.13)
Income (loss) from discontinued operations	1.77	0.07	(0.09)
Net income (loss)	$2.69	$(0.17)	$(0.22)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.92	$(0.24)	$(0.13)
Income (loss) from discontinued operations	1.75	0.07	(0.09)
Net income (loss)	$2.67	$(0.17)	$(0.22)

Weighted average common shares outstanding:
Basic	15,565	17,081	16,398
Diluted	15,696	17,081	16,398

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2015	15,892,296	$13	$54,664	$(13,219)	$-	$(30,742)	$10,716

Net loss				(3,600)			(3,600)
Share-based compensation expense			135				135
Issuance of warrants in connection with secure promissory notes			14				14
Common stock issued	1,188,480		1,564				1,564
Balance at December 31, 2015	17,080,776	13	56,377	(16,819)	-	(30,742)	8,829

Net loss				(2,868)			(2,868)
Share-based compensation expense			1				1
Balance at December 31, 2016	17,080,776	13	56,378	(19,687)	-	(30,742)	5,962

Net income				41,831			41,831
Unrealized loss					(78)		(78)
Proceeds for warrants exercised	51,000		69				69
Proceeds for options exercised	1,332,000	1	1,509				1,510
Treasury stock acquired	(7,333,884)					(16,283)	(16,283)
Share-based compensation expense			78				78
Balance at December 31, 2017	11,129,892	$14	$58,034	$22,144	$(78)	$(47,025)	$33,089

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$41,831	$(2,868)	$(3,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets, net of taxes	(26,974)	-	(9)
Income tax benefit	(17,990)	-	-
Depreciation	337	426	367
Loss on fixed asset disposal	291	-	-
Amortization of loan origination and warrant expenses	10	24
Share-based compensation expense	78	1	135
Changes in operating assets and liabilities:
Accounts receivable	3,825	(1,770)	1,836
Inventory	1,205	1,595	(1,039)
Prepaid expenses and other assets	199	1,204	(480)
Income tax receivable	(502)	-	-
Accounts payable	(1,594)	1,166	323
Income tax payable	(848)	-	-
Accrued advertising and other allowances	(2,605)	297	(1,177)
Other operating assets and liabilities, net	(138)	(547)	147
Accrued sales allowance transfer to purchaser-due to Mylan	59	-	-
Assets held for sale	(22)	-	-
Net cash used in operating activities	(2,838)	(472)	(3,497)

Cash flows from investing activities:
Net proceeds from sale of asset	40,825	-	9
Purchase of marketable securities	(31,693)	-	-
Sale of marketable securities	12,850	-	-
Capital expenditures	(208)	(651)	(718)
Net cash flows provided by (used in) investing activities	21,774	(651)	(709)

Cash flows from financing activities:
Payments to retire Notes	(1,500)	-	-
Payments to acquire treasury stock	(16,283)	-	-
Proceeds for exercise of warrants	69	-	-
Proceeds for exercise of stock options	1,510	-	-
Proceeds from issuance of common stock	-	-	1,564
Payment of long term obligation	-	(100)	(100)
Secured promissory note issuance costs	-	-	(20)
Proceeds from secured promissory note	-	-	1,500
Net cash provided by (used in) financing activities	(16,204)	(100)	2,944

Net increase (decrease) in cash and cash equivalents	2,732	(1,223)	(1,262)

Cash and cash equivalents at beginning of year	441	1,664	2,926

Cash and cash equivalents at end of year	$3,173	$441	$1,664

Supplemental disclosures of cash flow information:
Interest paid	$54	$190	$6
Income taxes paid	$1,350	$-	$-
Issuance of warrants in connection with secured promissory notes	$-	$-	$14

Non-cash investing activities:
Escrow receivable	$5,000	$-	$-
Net unrealized losses, investments in marketable securities	$(78)	$-	$-

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized as a corporation in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a vertically integrated and diversified branding, marketing and technology company engaged in the research, development, manufacture, distribution, marketing and sale of over-the-counter (“OTC”) consumer healthcare products, dietary supplements and other remedies in the United States.  This includes the development and marketing of dietary supplements under the TK Supplements® brand.

In August 2017, we formed ProPhase Digital Media, Inc. (“PDM”), a Delaware corporation and wholly-owned subsidiary. Our objective is for PDM to become an independent full-service direct marketing agency.

In addition, we also continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References in this Annual Report to “Fiscal 2017” shall mean the fiscal year ended December 31, 2017 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Discontinued Operations

Prior to March 29, 2017, our flagship OTC drug brand was Cold-EEZE® and our principal product was Cold-EEZE® cold remedy zinc gluconate lozenges. In addition to Cold-EEZE® cold remedy lozenges, we also marketed and distributed non-lozenge forms of our proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts®, (ii) Cold-EEZE® Gummies and (iii) Cold-EEZE® cold remedy Oral Spray.

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for Fiscal 2017, 2016 and 2015, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production services we provide to Mylan under the manufacturing agreement, we produce OTC drug and dietary supplement lozenges and other products for other third-party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping.

We are also pursuing a series of new product development, pre-commercialization and market testing initiatives in the OTC dietary supplement category. Initial OTC dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises of three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, an energy booster plus testosterone support, and (iii) Super ProstaFlow+TM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies for Legendz XL®, we received initial product acceptance and shipped into a national chain drug retailer and to several regional retailers during the Fiscal 2017.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For Fiscal 2017, 2016 and 2015, our revenues from continuing operations have come principally from our OTC healthcare products.

Basis of Presentation

The consolidated financial statements (“Financial Statements”) include the accounts of the Company and its wholly -owned subsidiaries. All intercompany transactions and balances have been eliminated.

Discontinued Operations Carve Out and ProPhase Allocations

For Fiscal 2017, 2016 and 2015, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For Fiscal 2017, 2016 and 2015, we allocated (i) $348,000, $2.3 million and $4.7 million, respectively, of administrative expenses, $1.7 million, $5.4 million and $7.4 million, respectively of sales and marketing expenses and (iii) $52,000, $218,000 and $738,000, respectively, of research and development expenses, to discontinued operations in the accompanying statements of operations.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplement products sold in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements.

Our sales are influenced by and subject to (i) the scope and timing of TK Supplement® product market testing and the ultimate market launch, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of December 31, 2017, we had working capital of approximately $27.8 million, including $18.8 million marketable securities available for sale. We believe our current working capital at December 31, 2017 is at an acceptable and adequate level to support our business for at least the next twelve months ending March 31, 2019.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities recorded as other income (expense). During Fiscal 2017, we initiated short-term investments in marketable securities. At December 31, 2017, $16.0 million of our investments in marketable securities carried maturity dates under one year from date of purchase with interest rates of 0.87% - 3.12% and $2.8 million carry maturity dates between one and two years with interest rates of 1.97% - 2.31%. For Fiscal 2017, we reported an unrealized loss of $78,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of December 31, 2017
	Input	Amortizied	Unrealized	Unrealized	Market
	Level	cost	gain	loss	Value
U.S. government obligations	Level 2	$1,744	$-	$-	$1,744
Corporate obligations	Level 2	16,943	-	(78)	17,021
		$18,687	$-	$(78)	$18,765

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At December 31, 2017, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $1.1 million, inclusive of adjustments of (i) $541,000 for product samples of TK Supplements® products. At December 31, 2016, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $1.6 million, inclusive of adjustments of (i) $383,000 for product samples of TK Supplements® products and (ii) $606,000 for Cold-EEZE® Division products. The components of inventory are as follows (in thousands):

	December 31,
	2017	2016

Raw materials	$1,269	$1,404
Work in process	245	466
Finished goods	17	866
	$1,531	$2,736

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

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. The manufacturing and distribution of OTC healthcare and dietary supplement products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States.

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2017, our cash and cash equivalents were $3.2 million and our bank balance was $3.3 million. Of the total bank balance, $500,000 was covered by federal depository insurance and $2.8 million was uninsured.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at December 31, 2017 and 2016, respectively.

During Fiscal 2017, 2016 and 2015, effectively all of our net revenues were related to domestic markets and were principally generated from the sale of our contract manufacturing of OTC healthcare and dietary supplement products.

Raw materials used in the production of the products are available from numerous sources. Certain raw material active ingredients are purchased from a single unaffiliated supplier. Should the relationship terminate or the vendor become unable to supply material, we believe that the current contingency plans would prevent a termination from materially affecting our operations. However, if the relationship was terminated, there may be delays in production of our products until an acceptable replacement supplier is located.

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

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, accounts receivable, assets held for sale, accounts payable, accrued expenses and notes payable are reflected in the Consolidated Financial Statements at carrying value which approximates fair value. We account for our marketable securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$1,744	$-	$1,744
Corporate obligations	-	17,021	-	17,021
	$-	$18,765	$-	$18,765

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Revenue Recognition

We generate sales principally through two types of customers, contract manufacturing customers and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers was $9.7 million and $201,000 for Fiscal 2017, $4.1 million and $67,000 for Fiscal 2016 and $2.4 million and $86,000 for Fiscal 2015, respectively. (see Notes 8 and 12 for discussion of a significant contract manufacturing agreement and sales concentration). Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

As of December 31, 2017 and 2016, we included a provision for sales allowances from continuing operations of $2,000 and zero, respectively. Additionally, at December 31, 2017 accrued advertising and other allowances from discontinued operations $480,000 for estimated future sales returns and $200,000 for cooperative incentive promotion costs. As of December 31, 2016, accrued advertising and other allowances included $1.2 million for estimated future sales returns and $1.5 million for cooperative incentive promotion costs.

Shipping and Handling

Product sales carry shipping and handling charges to the purchaser, included as part of the invoiced price, which is classified as revenue. In all cases, costs related to this revenue are recorded in cost of sales.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of media advertising, presented as part of sales and marketing expense; cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales; and free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred (i) from continuing operations for Fiscal 2017, 2016 and 2015 were $45,000, $717,000 and $1,000, respectively, and (ii) attributed to and classified as discontinued operations were $2.8 million, $7.5 million and $6.9 million, respectively. Included in prepaid expenses and other current assets was $143,000 and $263,000 at December 31, 2017 and 2016, respectively, relating to prepaid advertising and promotion expenses.

Share-Based Compensation

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

Stock and stock options for purchase of our common stock $0.005 per value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 6). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. In Fiscal 2017, 2016 and 2015, we charged to operations $78,000, $1,000 and $135,000, respectively, for share-based compensation expense for the aggregate fair value of stock and stock grants issued, and vested stock options earned.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for Fiscal 2017, 2016 and 2015 (i) from continuing operations were $431,000, $358,000 and $340,000, respectively, and (ii) attributed to and classified as discontinued operations of $52,000, $218,000 and $738,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC healthcare products.

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

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We will adopt the provisions of the new standard in the first quarter of 2018. We have determined the following pertaining to the impact of adopting ASU 2014-09:

●	Contract Manufacturing — we have concluded that the standard will not have a material impact on revenue recognition. We determined that contracts herein meet the definition of a contract under the new standard, through which the combined duties and responsibilities to provide manufacturing services for customers within each contract will be considered one single performance obligations under ASC 606. Thus, the allocation of contract consideration to separate performance obligations is not applicable. The transaction price in each contract is fixed, as the consideration is based upon the manufacturing price from each related purchase order. We determined that we will continue recognizing revenue at a point in time as the goods are shipped.

●	Contract Costs — we have concluded that no incremental costs are incurred to obtain the contracts. Additionally, we have determined that costs incurred to fulfill customer contracts would not require capitalization because these costs do not generate or enhance our resources that will be used in satisfying performance obligations in the future. We have determine that the impact on our retail revenues will not be material.

●	Transition Method —we will be adopting ASU 2014-09 using the modified retrospective approach.

In addition, the remaining significant implementation matters to be addressed prior to fully adopting ASU 2014-09 include finalizing updates to our (i) business processes, (ii) systems and (iii) controls to comply with ASU 2014-09. We expect to complete its assessment of the full financial impact of ASU 2014-09 before filing our Quarterly Report on Form 10-Q for the three months ended March 31, 2018 which will include the required financial reporting disclosures under ASC 2014-09.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. We will adopt ASU 2016-15 in the first quarter of Fiscal 2018 and do not expect it to have a material impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory”. The new standard requires entities should recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance will be effective for fiscal years beginning after December 15, 2017 and requires a modified retrospective adoption through a cumulative effect adjustment directly to retained earnings as of the beginning of the period of adoption. We will adopt ASU 2016-16 in the first quarter of Fiscal 2018 and do not expect it to have a material impact on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02 “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”. ASU 2018-02 allows for a reclassification from accumulated other comprehensive income or loss to retained earnings or accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017 (“TCJA”). ASU 2018-02 also requires certain related disclosures. ASU 2018-02 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the TCJA is recognized. Early adoption is permitted. We are currently evaluating the impact of ASU 2018-02 on our consolidated financial statements, but do not believe it will have a material effect on our financial position or results of operations.

NOTE 3 – DISCONTINUED OPERATIONS, SALE OF COLD-EEZE® BUSINESS

Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for Fiscal 2017, 2016 and 2015, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 8). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the Asset Purchase Agreement, we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory. At December 31, 2017, we have classified as assets held for sale approximately $22,000 of such inventory, which approximates our cost. At December 31, 2016, the balance sheet impact of discontinued operations was deemed not material, as such, no reclassifications for discontinued operations have been presented.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – DISCONTINUED OPERATIONS, SALE OF COLD-EEZE® BUSINESS - (continued)

Pursuant to the Asset Purchase Agreement, we entered into a transition service arrangement with Mylan, for which we earned $150,000 in transition service fees through December 31, 2017. Pursuant to this arrangement, we (i) received, processed, fulfilled, and shipped customer orders, and billed such customers for these shipments on behalf of Mylan from March 30, 2017 to June 30, 2017, (ii) processed certain sales allowances, returns and other customer promotional deductions, and (iii) paid certain Cold-EEZE® Business expenses which are to be reimbursed by Mylan. For Fiscal 2017, the $150,000 transition service fees earned are recorded as a component of other income (expense).

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(18,838)
Gain on sale of the Cold-EEZE® Business after income taxes	$26,974

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow	5,000
$48,145

For Fiscal 2017, we incurred $4.2 million in closing and transaction costs associated with the sale of the Cold-EEZE® Business which were comprised of (i) transaction fees and related closing costs of $1.9 million and (ii) performance bonuses, contract termination compensation and severance payments to certain employees associated with the sale of the Cold-EEZE® Business of $2.3 million. The compensation committee of our board of directors approved these compensation arrangements. These compensation and termination payments were paid by us in April 2017.

The following table sets forth the condensed operating results of our discontinued operations for Fiscal 2017,

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,687	$16,808	$18,087
Cost of sales	2,036	7,738	6,741
Sales and marketing	1,720	5,385	7,395
Administration	350	2,329	4,719
Research and development	51	218	738
Income (loss) from discontinued operations	$530	$1,138	$(1,506)

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

	December 31,
	2017	2016	Estimated Useful Life

Land	$504	$504
Buildings and improvements	3,059	3,016	10 - 39 years
Machinery and equipment	4,099	4,274	3 - 7 years
Computer equipment and software	355	319	3 - 5 years
Furniture and fixtures	196	196	5 years
	8,213	8,309

Less: Accumulated depreciation	5,471	5,134
	$2,742	$3,175

Depreciation expense incurred for Fiscal 2017, 2016 and 2015 (i) from continuing operations were $315,000, $347,000 and $288,000, respectively, and (ii) attributed to and classified as discontinued operations of $22,000, $79,000 and $80,000, respectively.

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

Notes in the amount of $1.5 million and 51,000 Warrants, with at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries Pharmaloz Manufacturing Inc. and Quigley Pharma Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which were recorded as a reduction of the Notes, and the origination costs were charged to interest expense over the term of the loan. The Warrants had an exercise term equal to three years and were exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000, which is recorded as a reduction of the Notes and was charged to interest expense over the term of the loan (see Note 6).

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal was due and payable on June 15, 2017. The Notes could be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrants and loan origination costs, was 14.3% per annum. For Fiscal 2017, 2016 and 2015, we charged to other income (expense) $54,000, $187,000 and $11,000, respectively, in connection with the Notes.

On March 29, 2017, in connection with the sale of the Cold-EEZE® Business, we paid in full the remaining principal and accrued interest due under the Notes, in the total amount of $1.5 million. Of the $1.5 million paid to the Investors, $69,000 was netted against the aggregate exercise price of the Warrants, which were simultaneously exercised by the Investors.

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

At December 31, 2016, the $1.5 million Notes are reported net of $10,000 of the unamortized interest for the loan origination costs and unamortized interest for the Warrants. At December 31, 2016, other current liabilities included $9,000 for accrued interest under the terms of the Notes.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – SECURED PROMISSORY NOTES AND OTHER OBLIGATIONS- (continued)

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we paid four additional annual payments of $100,000 due each December of Fiscal 2013, 2014, 2015 and 2016. Each annual payment in the amount of $100,000 accrued interest at the per annum rate of 3.25%. The annual installment of $103,000 and $107,000, inclusive of accrued interest, were paid in Fiscal 2016 and 2015, respectively. The Fiscal 2016 installment was the final required payment under the Godfrey Settlement Agreement. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark, which as discussed in Note 3 and Note 9 was sold to Mylan in 2017.

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

Our authorized capital stock consists of 50 million shares of Common Stock and 1 million shares of preferred stock, $.0005 par value (“Preferred Stock”).

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2017, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

On February 16, 2018, our board of directors, approved the termination of the Rights Agreement effective February 20, 2018. As a consequence of the termination of the Rights Agreement, all of the Rights distributed to our stockholders expired on February 20, 2018.

2015 Equity Line of Credit

On July 30, 2015, we entered into an equity line of credit agreement (such arrangement, the “2015 Equity Line”) with Dutchess Opportunity Fund II LP (“Dutchess”). Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement. On August 4, 2015, we filed a registration statement for the underlying shares of the 2015 Equity Line with the SEC and the registration statement was declared effective by the SEC on August 21, 2015.

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

During the period from August 21, 2015 through December 31, 2015, we sold an aggregate of 750,000 shares of our Common Stock to Dutchess under and pursuant to the 2015 Equity Line and we derived net proceeds of $1.0 million. The sales of the shares under the 2015 Equity Line were deemed to be exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) (or Regulation D promulgated thereunder). At December 31, 2017 we have 2,450,000 shares of our Common Stock available for sale to Dutchess, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to a registration statement. The 2015 Equity Line is scheduled to expire in July 2018.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended, restated and approved by stockholders on April 24, 2011, and further amended and approved by stockholders on May 6, 2013 and May 24, 2016 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 3.2 million shares, including 900,000 shares that are authorized for issuance but unissued under a 1997 incentive stock option plan and 700,000 shares added to the 2010 Plan effective May 24, 2016. At December 31, 2017, there were 979,500 options outstanding under the 2010 Equity Compensation Plan (see “Stock Options” below).

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

Stock Options and Warrants Fair Value

All of our employees, including employees who are officers or members of the Board are eligible to participate in the 2010 Plan. Consultants and advisors who perform services for us are also eligible to participate in the 2010 Plan. For Fiscal 2017, we granted 625,000 options under the 2010 Plan. For Fiscal 2016 and 2015, there were no options granted under the 2010 Plan. For Fiscal 2015, we issued 51,000 Warrants pursuant to the terms of the Subscription Agreements for the Notes. For Fiscal 2017 and 2016, there were no warrants issued. Presented below is a summary of the terms of the grant of options and Warrants:

	Year Ended December 31,
	2017	2016	2015
Number of options granted	625,000	-	-
Number of Warrants granted	-	-	51,000
Vesting period	3-4 years	-	none
Maximum term of option or Warrants from date of grant	7 years	-	3 years
Weighted average exercise price per share	$2.01	-	$1.35
Weighted average fair value per share of options and
Warrants granted during the year	$0.76	-	$0.26

We used the Black-Scholes option pricing model during Fiscal 2017 and 2015 to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be a range between 2.5 to 6.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

Presented below is a summary of assumptions used in determining the fair value of the stock options and Warrants at the date of grant:

	Year Ended December 31,
	2017	2016	2015
Expected option or Warrant life	4.5 - 4.75 years	-	3 years
Weighted average risk free rate	1.62% - 1.81%	-	0.88%
Dividend yield	0%	-	0%
Expected volatility	38.59% - 44.51%	-	26.42%

The fair value of the stock options and Warrants at the time of the grant in Fiscal 2017 and 2015 was $476,000 and $14,000, respectively. For Fiscal 2015, the Warrants granted were not subject to a vesting period. For Fiscal 2017, 2016 and 2015, we charged to operations $78,000, $1,000 and $135,000, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

Stock Options

At December 31, 2017, 360,750 of the options granted under the 2010 Equity Compensation Plan were vested and 618,750 were non-vested. At December 31, 2017, there are 121,159 options available for grant to purchase shares of Common Stock that may be issued pursuant to the terms of the 2010 Plan.

A summary of the status of our stock options granted pursuant the 2010 Plan as of December 31, 2017, 2016 and 2015 and changes during the years then ended is presented below (in thousands, except per share data):

	Year Ended December 31,
	2017		2016		2015
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding - beginning of year	1,699	$1.20	1,713	$1.21	1,740	$1.40
Granted	625	2.01	-		-	-
Exercised	(1,332)	1.11			-	-
Cancelled	(13)	1.00	(14)	1.44	(27)	13.50
Options outstanding - end of year	979	$1.81	1,699	$1.20	1,713	$1.21

Options granted and subject to future vesting	618	$2.01	-	$-	4	$1.48

Exercisable, at end of year	361		1,699		1,709
Available for grant	121		734		20

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

The following table summarizes information about stock options outstanding and stock options exercisable at December 31, 2017 (in thousands, except remaining life and per share data):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price Per Share
$1.17 - $1.36	90	1.13	$1.20
$1.36 - $1.65	265	2.23	$1.57
$2.00 - $2.15	6	6.75	$2.15
Total	361		$1.49

The aggregate intrinsic value of (i) options outstanding, (ii) options outstanding and expected to vest in the future and (iii) options outstanding and exercisable at December 31, 2017 was $347,000, $102,000 and $245,000, respectively.

Stock Option Exercises

There were 1,332,000 stock options exercised in Fiscal 2017 and we derived net proceeds of $1.5 million. The intrinsic value of the options exercised in Fiscal 2017 was $1.5 million. There were no stock options exercised in Fiscal 2016 or 2015.

The 2010 Directors Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan, which was subsequently amended and approved by stockholders on May 6, 2013 (the “2010 Directors’ Plan). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of Directors in restricted stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 425,000 shares. We did not grant shares to Directors in Fiscal 2017, 2016 or 2015 for director compensation. At December 31, 2017, there are 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Equity Compensation Plan.

Treasury Stock - Stock Purchase Agreements

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

Treasury Stock – Tender Offers

In Fiscal 2017, we announce two discrete tender offers to purchase our Common Stock in each of August 2017 and November 2017.

On August 25, 2017, we announced a tender offer to purchase up to 4.0 million shares of our Common Stock at a price of $2.30 per share (the “August 2017 Tender Offer”). The number of shares proposed to be purchased in the August 2017 Tender Offer represented approximately 24.7% of approximately 16.2 million shares our Common Stock issued and outstanding as of August 21, 2017. The last reported sale price of our Common Stock on August 15, 2017, the last full trading day before we announced the Tender Offer, was $2.13 per share.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

The August 2017 Tender Offer expired on September 25, 2017. Subject to the terms of the August 2017 Tender Offer, we accepted for purchase 4,323,335 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $9.9 million. Based on the final tabulation by American Stock Transfer & Trust Company, the Depositary for the August 2017 Tender Offer, 5,910,327 shares of our Common Stock were properly tendered and not withdrawn. We were informed by the Depositary that, after giving effect to the priority for an aggregate amount of approximately 9,338 “odd lot” shares, the final proration factor for the remaining tendered shares is approximately 73%. Prior to the August 2017 Tender Offer, an investor, BML Investment Partners, L.P. (“BLM”), owned 2,322,627 shares, or 13.6%, of our outstanding Common Stock. Pursuant to the terms of the Tender Offer, BML tendered and sold 1,695,305 shares of our Common Stock. In addition, Ted Karkus, our Chairman of the Board and Chief Executive Officer, Robert V. Cuddihy, Jr., our then Chief Operating Officer and Chief Financial Officer, and one of our directors tendered and sold 364,954, 358,621 and 4,379 shares of Common Stock, respectively.

On November 20, 2017, we announced a tender offer to purchase up to 1.7 million shares of our Common Stock at a price of $2.30 per share (the “November 2017 Tender Offer”). The number of shares proposed to be purchased in the November 2017 Tender Offer represented approximately 13.7% of approximately 12.4 million shares our Common Stock issued and outstanding as of November 14, 2017. The last reported sale price of our Common Stock on November 9, 2017, the last full trading day before we announced the Tender Offer, was $2.13 per share.

The November 2017 Tender Offer expired on December 18, 2017. Subject to the terms of the November 2017 Tender Offer, we accepted for purchase 1,948,569 shares of our Common Stock, including all “odd lots” validly tendered, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $4.5 million. Based on the final tabulation by the Depositary for the November 2017 Tender Offer, 2,072,280 shares of our Common Stock were properly tendered and not withdrawn. We were informed by the Depositary that, after giving effect to the priority for an aggregate amount of approximately 8,401 “odd lot” shares, the final proration factor for the remaining tendered shares is approximately 94%. Pursuant to the terms of the Tender Offer, Mr. Karkus sold 424,789 shares of Common Stock. Subsequent to the completion of the November 2017 Tender Offer, Mr. Karkus exercised 600,000 outstanding options. As a consequence of Mr. Karkus’s exercise of his options at an exercise price of $1.00 per share, we derived net proceeds of $600,000.

NOTE 7 – DEFINED CONTRIBUTION PLANS

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2017, 2016 and 2015 were $120,000, $121,000 and $134,000, respectively. For Fiscal 2017. 2016 and 2015, we charged (i) to continuing operations $104,000, $62,000 and $59,000, respectively and (ii) to discontinue operations $16,000, $59,000 and $75,000 respectively, for our plan contribution.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(15,330)	$-	$-
State	(2,660)	-	-
	(17,990)	-	-
Deferred
Federal	15,781	(936)	(1,403)
State	1,709	(66)	(73)
	17,490	(1,002)	(1,476)
Total	$(500)	$(1,002)	$(1,476)

Income taxes from continuing operations before valuation allowance	$(500)	$(1,002)	$(1,476)
Change in valuation allowance	(17,490)	1,002	1,476
Income tax (benefit)	(17,990)	-	-
Total	$(17,990)	$-	$-

Discontinued Operations
Current
Federal	$15,330	$-	$-
State	3,508	-	-
	18,838	-	-
Deferred
Federal	-	-	-
State	-	-	-
	-	-	-
Total	$18,838	$-	$-

Income taxes from discontinued operations before valuation allowance	$18,838	$-	$-
Change in valuation allowance	-	-	-
Income tax (benefit)	18,838	-	-
Total	$18,838	$-	$-

Total	$848	$-	$-

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES - (continued)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Statutory rate - federal	$14,522	$(975)	$(1,224)
State taxes, net of federal benefit	2,268	(41)	(305)
Rate Change	1,639
Permanent differences and other	(91)	14	53
Income tax from continuing operation before valuation allowance	18,338	(1,002)	(1,476)

Change in valuation allowance	(17,490)	1,002	1,476

Income tax (benefit)	848	-	-
Total	$848	$-	$-

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015

Net operating loss and capital loss carryforward	$2,458	$18,019	$16,921
Consulting-royalty costs	-	-	(8)
Trademark	-	576	671
Investment in Phusion	-	938	1,103
Depreciation	52	(304)	(103)
Other	388	1,159	802
Valuation allowance	(2,898)	(20,388)	(19,386)
Total	$-	$-	$-

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – INCOME TAXES - (continued)

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2017, 2016 and 2015 was ($17.5) million, $1.0 million and $1.6 million, respectively. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.5 million are deferred and will be credited to additional-paid-in-capital, and not income tax expense, if the NOL’s attributable to these exercises are utilized. The net operating loss carry-forwards currently approximate $10.7 million for federal purposes will expire beginning in Fiscal 2034 through 2037. Additionally, there are net operating loss carry-forwards of $1.8 million for state purposes that will expire beginning in Fiscal 2019 through 2037.

On December 22, 2017, the President of the United States signed into law legislation that is commonly referred to as the Tax Cuts and Jobs Act (“The TCJA”). This legislation reduced the U.S. corporate tax rate from the existing graduated rate of 15-35% to a flat 21% for tax years beginning after December 31, 2017. As a result of the enacted law, we were required to revalue our deferred tax assets and liabilities existing as of December 31, 2017 from the graduated 15-35% federal rate in effect through the end of 2017, to the new flat 21% rate. This revaluation resulted in a reduction to our deferred tax asset of $1.6 million. This amount was offset by a corresponding reduction to our valuation allowance. The other provisions of the TCJA did not have a material impact on our December 31, 2017 consolidated financial statements. Estimates used to prepare our income tax expense are based on our initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury regarding implementation of the TCJA, and the potential for additional guidance from the Securities and Exchange Commission and the FASB related to the TCJA, these estimates may be adjusted during Fiscal 2018 to reflect any such guidance provided.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES - (continued)

Manufacturing Agreement

In connection with the Asset Purchase Agreement, the Company and its wholly-owned subsidiary, PMI, entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) will purchased the inventory of the Company’s Cold-EEZE® brand and product line and PMI will manufactures certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Employment Agreements

On January 14, 2015, we entered into new employment agreements, effective as of January 1, 2015, with Mr. Karkus and Mr. Cuddihy, our former Chief Operating Officer and Chief Financial Officer. These January 2015 employment agreements superseded the 2012 Employment Agreements that had been scheduled to terminate on July 15, 2015. On May 29, 2015 we entered into amended and restated employment agreements with each of Mr. Karkus and Mr. Cuddihy (the “2015 Employment Agreements”). The 2015 Employment Agreements superseded the employment agreements of Messrs. Karkus and Cuddihy, dated January 1, 2015. The 2015 Employment Agreements were approved by our Compensation Committee.

Under his 2015 Employment Agreement, Mr. Karkus agreed to an annual base salary of $675,000 as Chief Executive Officer. Mr. Karkus was eligible to receive an annual increase in base salary and could be awarded a bonus in the sole discretion of the Compensation Committee. He was also entitled to receive regular benefits routinely provided to other senior executives of the Company. In the event of a termination by the Company of the employment of Mr. Karkus without cause or due to a voluntary resignation by Mr. Karkus with Good Reason (as defined in his 2015 Employment Agreement), Mr. Karkus was entitled to receive 1.5 times his base salary (“Mr. Karkus Severance”), with one-half of such amount to be paid as a lump sum severance payment in cash and the remaining one-half paid in 12 equal consecutive, monthly installments commencing on the first business day of the month following the effective date of the termination. In addition, all of the stock options and/or restricted stock then held by Mr. Karkus would automatically vest concurrently upon such termination of employment, regardless of any prior existing vesting schedules. If Mr. Karkus’ employment was terminated without cause or leaves with Good Reason in contemplation of (or within 24 months following) a change in control of the Company, then, in lieu of the Mr. Karkus Severance payment described above, Mr. Karkus woul instead receive a one-time severance payment in cash equal to the greater of (i) $1.5 million, and (ii) 199 percent of his average annual total Form W-2 compensation for the three calendar years immediately preceding the date of termination.

Under his 2015 Employment Agreement, Mr. Cuddihy agreed to an annual base salary of $350,000 as Chief Financial Officer and Chief Operating Officer. Mr. Cuddihy was eligible to receive an annual increase in base salary and could be awarded a bonus in the sole discretion of the Compensation Committee. He was also entitled to regular benefits routinely provided to other senior executives of the Company. In the event of a termination by the Company of the employment of Mr. Cuddihy without cause or due to a voluntary resignation by Mr. Cuddihy with Good Reason (as defined in his 2015 Employment Agreement), Mr. Cuddihy was entitled to receive 1.5 times his base salary (“Mr. Cuddihy Severance”), with one-half of such amount to be paid as a lump sum severance payment in cash.

On April 17, 2017, we entered into an Employment Agreement Termination and Release Agreement (the “April 2017 Termination Agreement”) with Mr. Cuddihy. The April 2017 Termination Agreement terminated Mr. Cuddihy’s prior employment agreement with us, and established new terms of Mr. Cuddihy’s employment with the Company. The April 2017 Termination Agreement was entered into in light of our recent successful sale of the Cold-EEZE® Business. The April 2017 Termination Agreement provided, among other things, that Mr. Cuddihy would remain employed by the Company on an at-will basis; he would relinquish his rights under the 2015 Employment Agreement, including his rights to separation payments, in consideration for the Company remitting to him a $675,000 termination payment (the “Termination Payment); and he would reduce his annual base salary to $250,000 effective July 1, 2017.

On September 27, 2017, we entered into another Employment Agreement Termination and Release Agreement with Mr. Cuddihy (the “September 2017 Termination Agreement”). Pursuant to the terms of the September 2017 Termination Agreement, Mr. Cuddihy’s 2015 Employment Agreement terminated effective September 30, 2017 and we paid Mr. Cuddihy a one-time lump sum payment of $55,000 on October 20, 2017. The September 2017 Termination Agreement contains a general release of claims in favor of us and other customary provisions.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – COMMITMENTS AND CONTINGENCIES - (continued)

Future Obligations

At December 31, 2017, we have approximate future obligations over the next five years as follows (in thousands):

Year	Employment Agreements
2018	$675
2019	169
2020	-
2021	-
2022	-
Total	$844

Other Litigation

In the normal course of our business, we are named as a defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

NOTE 10 – JOINT VENTURE

On March 22, 2010, we, Phosphagenics Limited (“PSI Parent”), an Australian corporation, Phosphagenics Inc. (“PSI”), a Delaware corporation and subsidiary of PSI Parent, and Phusion, a Delaware limited liability company, entered into a Limited Liability Company Agreement (the “LLC Agreement”) of the Phusion joint venture and additional related agreements for the purpose of developing and commercializing, for worldwide distribution and sale, a wide range of non-prescription remedies using PSI Parent’s proprietary patented TPM™ technology (“TPM”). Pursuant to the LLC Agreement, we and PSI each owned a 50% membership interest in the Phusion joint venture.

PROPHASE LABS, INC. PROPHASE LABS, INC. FOR THE BENEFIT OF PHUSION LABORATORIES, LLC vs. Phosphagenics, Inc., Phosphagenics, LTD and Phusion Laboratories, LLC as a nominal defendant

On October 17, 2014, we initiated a demand for arbitration with the American Arbitration Association, case number 01-14-0001-7373, against PSI Parent and PSI (collectively known as the (“Phosphagenics Entitles”)), relating to our Phusion joint venture.

In November 2016, the arbitration case was resolved and concluded. The arbitrator rejected all of the counterclaims asserted by Phosphagenics that ProPhase pay damages to Phosphagenics. The arbitrator also awarded to ProPhase recovery of approximately $350,000 (net of the payment of certain wind down expenses) that had been invested in the Phusion joint venture entity; terminated the intellectual property license that had been granted to Phusion from Phosphagenics; and directed the wind down and termination of Phusion Laboratories LLC, the joint venture entity.

Phusion a variable interest entity (“VIE)” and its financial statements are consolidated with the Company’s financial statements for each period presented. As a consequence of Phusion qualifying as a VIE, the $350,000 award was effected through the transfer of cash from the Phusion bank account to the Company’s solely controlled bank account and no gain or loss is realized as a result of the award. The steps to wind down and terminate Phusion Laboratories LLC, the joint venture entity, were initiated in December 2016 and completed in the first half of Fiscal 2017. The operations of the Phusion VIE were not material to any of Fiscal 2017, 2016 or 2015.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (“Common Stock Equivalents”) that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Since there are options and Warrants outstanding, fluctuations in the actual market price can have a variety of results for each period presented.

For Fiscal 2017, there were 954,500 Common Stock Equivalents which were in the money that were included in the fully diluted earnings per share computation. For Fiscal 2016 and 2015, diluted earnings per share is the same as basic earnings per share due to the inclusion of Common Stock, in the form of stock options and warrants, would have an anti-dilutive effect on the loss per share. For Fiscal 2016 and 2015, there were Common Stock Equivalents in the amount of 430,636 and 337,186, respectively, which were in-the-money that were excluded in the earnings per share computation due to their dilutive effect. In addition, for Fiscal 2016 and 2015, there were Common Stock Equivalents in the amount of 403,000 and 420,500, respectively, which were out-of-the-money (the exercise price of the stock option was greater than the average market price for the period), that were excluded in the earnings per share computation due to their dilutive effect.

NOTE 12 – SIGNIFICANT CUSTOMERS

Revenues from continuing operations for Fiscal 2017, 2016 and 2015 were $9.9 million, $4.2 million and $2.5 million, respectively. Three third-party contract manufacturing customers accounted for 61.7%, 16.1% and 11.1%, respectively, of our Fiscal 2017 revenues from continuing operations. Three third-party contract customers accounted for approximately 66.6%, 14.7% and 10.3% respectively, of our Fiscal 2016 revenues from continuing operations. Two third-party contract customers accounted for approximately 60.0% and 24.5%, respectively, of our Fiscal 2015 revenues from continuing operations. The loss of sales to any one or more of these large retail or third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. One customer represented 84% and one customer represented 22% of our total trade receivable balances at December 31, 2017 and 2016, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. The allowance for doubtful accounts was zero for both December 31, 2017 and 2016.

NOTE 13 – SUBSEQUENT EVENT

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, our Chief Executive Officer (the “Amended Employment Agreement”), which became effective February 23, 2018, subject to stockholder approval at a special meeting of stockholder to be held April 12, 2018. Pursuant to the terms of the Amended Employment Agreement, Mr. Karkus has voluntarily agreed to reduce his base salary from the rate set forth in the 2015 Employment Agreement (i.e., not less than $675,000 per annum) to a base salary of $125,000 per annum (the “Term Base Salary”) through February 22, 2021. Unless otherwise determined by the mutual agreement of the Company and Mr. Karkus, on February 22, 2021 and thereafter, Mr. Karkus’ salary will increase from the Term Base Salary to not less than $675,000 per annum.

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors granted Mr. Karkus a stock option to purchase 2,300,000 shares of our common stock at an exercise price of $3.00 per share on February 23, 2018 (the “Executive Stock Option”). The Executive Stock Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The Executive Stock Option will be exercisable for a five year term commencing on the date of grant. The Executive Stock Option will be granted pursuant to the 2018 Stock Incentive Plan (the “2018 Plan”), which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, is subject to the stockholder approval. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on our review, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our Chief Executive Officer and Chief Accounting Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during Fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from the Company’s Proxy Statement for the 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2017 and is hereby incorporated by reference.

Item 11. Executive Compensation

The information required under this item is incorporated by reference to the 2018 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from the 2018 Proxy Statement.

Item 13. Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference from the 2018 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the 2018 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following consolidated financial statements of ProPhase Labs, Inc., together with the report thereon of EisnerAmper LLP, an independent registered public accounting firm, are included in this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits

Exhibit	Description
2.1†+	Asset Purchase Agreement, dated January 6, 2017, by and between ProPhase Labs, Inc., Meda Consumer Healthcare Inc. and Mylan Inc., as Buyer Guarantor (incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 000-21617) filed on March 29, 2017).

2.2†+	Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and Prophase Labs, Inc. (incorporated by reference to Exhibit 2.2 of Form 8-K (File No. 000-21617) filed on March 29, 2017).

3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of Form 8-K (File No. 000-21617) filed on June 19, 2015).

3.2	Amended and Restated Bylaws of the Company (as of February 16, 2018) (incorporated by reference to Exhibit 3.1 of Form 8-K (File No. 000-21617) filed on February 21, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).

4.2	Amended and Restated Rights Agreement, dated June 18, 2014 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-21617) filed on June 19, 2014).

4.3	Amended No. 1 to Amended and Restated Rights Agreement, dated January 6, 2017 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.2 of Form 8-K (File No. 000-21617) filed on January 9, 2017).

4.4	Amendment No. 2 to Amended and Restated Rights Agreement, dated February 20, 2018 between the Company and American Stock Transfer and Trust Company, LLC (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-21617) filed on February 21, 2018).

4.5	Form of Warrant (incorporated by reference to Exhibit 10.3 of Form 8-K filed on December 16, 2015).

4.6	Form of Voting Agreement, dated January 6, 2017 by and between Meda Consumer Healthcare Inc. and the undersigned stockholders of ProPhase Labs, Inc. (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-21617) filed on January 9, 2017).

58

10.1

Form of Indemnification Agreement between the Company and each of its Officers and Directors dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-21617) filed on August 19, 2009).

10.2

Limited Liability Company Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC. (incorporated by reference to Exhibit 10.11 of Form 10-K (File No. 000-21617) filed on March 24, 2010).

10.3

Contribution Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC (incorporated by reference to Exhibit 10.12 of Form 10-K (File No. 000-21617) filed on March 24, 2010).

10.4	License Agreement, dated March 22, 2010, between the Company and Phosphagenics Limited. (incorporated by reference to Exhibit 10.13 of Form 10-K (File No. 000-21617) filed on March 24, 2010).

10.5

Amended and Restated License Agreement, dated March 22, 2010, between the Company, Phosphagenics Limited, Phosphagenics Inc., and Phusion Laboratories, LLC (incorporated by reference to Exhibit 10.14 of Form 10-K (File No. 000-21617) filed on March 24, 2010).

10.6	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit B of the Company’s Annual Proxy Statement (File No. 000-21617) on Schedule 14A filed on April 18, 2016).

10.7	2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit C of the Company’s Annual Proxy Statement on Schedule 14A (File No. 000-21617) filed on April 2, 2010).

10.8	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 000-21617) filed on May 10, 2010).

10.9	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of Form 10-Q (File No. 000-21617) filed on May 15, 2017).

10.10	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of Form 8-K (File No. 000-21617) filed on May 10, 2010).

10.11	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of Form 8-K (File No. 000-21617) filed on May 10, 2010).
10.12	Redemption Agreement with Phosphagenics Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-21617) filed on September 23, 2011).

10.13	Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-21617) filed on May 28, 2014).

10.14	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of May 28, 2014 (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-21617) filed on May 28, 2014).

59

10.15

Settlement Agreement and Mutual Release between ProPhase Labs, Inc. f/k/a The Quigley Corporation and John C. Godfrey, the Estate of Nancy Jane Godfrey, and Godfrey Science and Design, Inc. dated December 20, 2012. (incorporated by reference to Exhibit 10.25 of Form 10-K filed on March 28, 2013).

10.16	Amendment to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Appendix B of the Company’s Annual Proxy Statement on Schedule 14A (File No. 000-21617) filed on April 3, 2013).

10.17	Employment Agreement dated May 29, 2015 between Ted Karkus and the Company (incorporated by reference to Exhibit 99.2 of Form 8-K (File No. 000-21617) filed on June 1, 2015).

10.18	Employment Agreement dated May 29, 2015 between Robert V. Cuddihy, Jr. and the Company (incorporated by reference to Exhibit 99.1 of Form 8-K (File No. 000-21617) filed on June 1, 2015).

10.19	Registration Rights Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of July 30, 2015 (incorporated by reference to Exhibit 4.2 of the registration statement on Form S-3 (No. 333-206090) filed on August 5, 2015).

10.20

Investment Agreement by and between ProPhase Labs, Inc. and Dutchess Opportunity Fund II, LP, dated as of July 30, 2015 (incorporated by reference to Exhibit 4.1 of the registration statement on Form S-8 filed on August 5, 2015).

10.21

Subscription Agreements by and between ProPhase Labs, Inc. and John Ligums and Justin Leonard dated December 11, 2015 (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-21617) filed on December 16, 2015).

10.22	Form of 12% Secured Promissory Note dated December 11, 2015 (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-21617) filed on December 16, 2015).
10.23

Form of Security Agreement by and between ProPhase Labs, Inc. and John Ligums dated December 11, 2015 (incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 000-21617) filed on December 16, 2015).

10.24	Employment Agreement Termination and Release Agreement with Robert V. Cuddihy, Jr., dated April 17, 2017 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-21617) filed on April 19, 2017).

10.25	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark S. Leventhal (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.26	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark S. Leventhal and Donna R. Leventhal (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.27	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and The Mark S. and Donna R. Family Foundation, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.28	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and The Bonnybrook Trust (incorporated by reference to Exhibit 10.4 to Form 8-K (File No. 000-21617) filed on June 14, 2017).

60

10.29	Employment Agreement Termination and Release Agreement, dated September 27, 2017, by and between ProPhase Labs, Inc. and Robert V. Cuddihy, Jr. (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-21617) filed on October 2, 2017).

10.30	Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.1 to Form 8-K (File No. 000-21617) filed on February 21, 2018)

10.31	Stock Option Agreement with Ted Karkus pursuant to 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K (File No. 000-21617) filed on February 21, 2018)

10.32	2018 Stock Incentive Plan (incorporated by reference to Annex A to the definitive proxy statement (File No. 000-21617) filed on March 23, 2018)

21.1	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates a management contract or compensatory plan or arrangement

** Filed herewith

† Confidential treatment granted as to portions of the exhibit. Confidential materials omitted and filed separately with the Securities and Exchange Commission.

+ Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

40**	101 INS — XBRL Instance Document

41**	101 SCH — XBRL Taxonomy Extension Schema Document

42**	101 CAL — XBRL Taxonomy Extension Calculation Linkbase Document

43**	101 DEF — XBRL Taxonomy Extension Definition Linkbase Document

44**	101 LAB — XBRL Taxonomy Extension Label Linkbase Document

45**	101 PRE — XBRL Taxonomy Extension Presentation Linkbase Document

Item 16. Form 10-K Summary

None.

61

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPHASE LABS, INC.

By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted Karkus and Monica Brady, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ted Karkus	By:	/s/ Monica Brady

Signature	Title	Date
/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 28, 2018
Ted Karkus	(Principal Executive Officer)

/s/ Monica Brady	Chief Accounting Officer	March 28, 2018
Monica Brady	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jason Barr	Director	March 28, 2018
Jason Barr

/s/ Mark Burnett	Director	March 28, 2018
Mark Burnett

/s/ Louis Gleckel	Director	March 28, 2018
Louis Gleckel

62