Form 10-Q
period 2018-03-31
ProPhase Labs, Inc.
filed 2018-05-15
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registration was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2018
Common Stock, $0.0005 par value	11,129,892

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents (Note 2)	$3,387	$3,173
Marketable securities, available for sale	18,327	18,765
Escrow receivable, current portion (Note 8)	5,000	2,500
Accounts receivable, net (Note 2)	1,785	1,945
Inventory (Note 2)	2,010	1,531
Prepaid expenses and other current assets (Note 2)	562	481
Income tax receivable	502	502
Assets held for sale, discontinued operations (Note 3)	-	22
Total current assets	31,573	28,919

Property, plant and equipment, net of accumulated depreciation of $5,565 and $5,471, respectively (Note 2)	2,647	2,742
Escrow receivable (Note 8)	-	2,500
Total assets	$34,220	$34,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$544	$562
Accrued advertising and other allowances (Note 2)	200	200
Other current liabilities (Note 7)	356	310
Total current liabilities	1,100	1,072

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 5)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 27,696,593 and 26,313,593 shares, respectively (Note 5)	14	14
Additional paid-in-capital	58,065	58,034
Retained earnings	22,187	22,144
Treasury stock, at cost, 16,566,701 and 16,566,701 shares (Note 5)	(47,025)	(47,025)
Accumulated comprehensive loss	(121)	(78)
Total stockholders’ equity	33,120	33,089
Total liabilities and stockholders’ equity	$34,220	$34,161

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net sales (Note 2)	$3,407	$771

Cost of sales (Note 2)	1,982	686

Gross profit	1,425	85

Operating expenses (Note 2):
Sales and marketing	172	115
Administration	1,219	1,080
Research and development	87	34
	1,478	1,229
Interest income (expense), net	96	(54)

Income (loss) from continuing operations before income taxes (Note 6)	43	(1,198)

Income tax benefit from continuing operations	-	18,123

Income from continuing operations	43	16,925

Discontinued operations (Note 3):
Income from discontinued operations	-	1,365
Gain on sale of discontinued operations, net of taxes	-	26,349

Income from discontinued operations	-	27,714

Net income	$43	$44,639

Other comprehensive income:
Unrealized loss on marketable securities	(43)	-
Total comprehensive income	$-	$44,639

Basic earnings per share:
Income from continuing operations	$0.00	$0.99
Income from discontinued continued operations	-	1.62
Net income	$0.00	$2.61

Diluted earnings per share:
Income from continuing operations	$0.00	$0.95
Income from discontinued continued operations	-	1.56
Net income	$0.00	$2.51

Weighted average common shares outstanding:
Basic	11,130	17,082
Diluted	11,413	17,772

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares
	Outstanding,
	Net of		Additional		Accumulated
	Shares of	Par	Paid-In	Retained	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2017	11,129,892	$14	$58,034	$22,144	$(78)	$(47,025)	$33,089

Net income	-	-	-	43	-	-	$43
Unrealized loss on marketable securities	-	-	-	-	(43)	-	$(43)
Share-based compensation	-	-	31	-	-	-	$31

Balance at March 31, 2018	11,129,892	$14	$58,065	$22,187	$(121)	$(47,025)	$33,120

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income	$43	$44,639
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gain (loss) on marketable securities	15	-
Gain on sale of assets, net of income taxes	-	(26,349)
Income tax benefit	-	(18,123)
Depreciation and amortization	95	323
Amortization of loan origination and warrant expenses	-	10
Share-based compensation expense	31	-
Changes in operating assets and liabilities:
Accounts receivable	161	2,360
Inventory	(479)	581
Prepaid and other assets	(80)	82
Accounts payable	(18)	(1,597)
Accrued advertising and other allowances	-	(1,038)
Other current liabilities	105	2,418
Assets held for sale, discontinued operations	22	(699)
Accrued sales allowance, discontinued operations	(61)	400
Net cash provided by (used in) operating activities	(167)	3,007

Cash flows from investing activities:
Purchase of marketable securities	(5,764)
Proceeds from maturities of marketable securities	5,695
Proceeds from sale of marketable securities	450
Net proceeds from the sale of assets	-	40,825
Capital expenditures	-	(42)
Net cash provided by investing activities	381	40,783

Cash flows from financing activities:
Payments to retire secured promissory notes	-	(1,500)
Proceeds from exercise of warrants	-	69
Net cash used in financing activities	-	(1,431)

Net increase in cash and cash equivalents	214	42,359

Cash and cash equivalents at beginning of period	3,173	441

Cash and cash equivalents at end of period	$3,387	$42,800

Supplemental disclosures of cash flow information

Interest paid	$-	$54

Non-cash investing activities:
Escrow receivable	$5,000	$5,000
Net unrealized losses, investments in marketable securities	$(43)	$-

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

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2018” shall mean the fiscal year ended December 31, 2018 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries and consolidated variable interest entities unless the context otherwise requires.

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”). As a result of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement (see Note 8) with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production services we provide to Mylan under the manufacturing agreement, we produce OTC healthcare and dietary supplement products for other third-party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping.

We are also pursuing a series of new product development and pre-commercialization and market testing initiatives in the OTC dietary supplement category. Initial OTC dietary supplement product development activities were completed in the fourth quarter of Fiscal 2015 under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, an energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies for Legendz XL®, we received initial product acceptance and shipped into a national chain drug retailer and to several regional retailers during Fiscal 2017.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies

For the three months ended March 31, 2018 and 2017, our revenues from continuing operations have come principally from contract manufacturing OTC health care and dietary supplement products for third parties, including Mylan.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Discontinued Operations Carve Out and ProPhase Allocations

For the three months ended March 31, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended March 31, 2017, we allocated $348,000 of administrative expenses and $52,000 of research and development expenses, to discontinued operations in the accompanying condensed statements of operations (see Note 3). There were no discontinued operations for the three months ended March 31, 2018.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplements products in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements.

 Our net sales are derived principally from our contract manufacturing and retail customers in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements. Our sales are influenced by and subject to (i) the scope and timing of TK Supplement® product market testing and the ultimate market launch, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for our contract manufactured OTC healthcare and dietary supplement products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2018, we had working capital of approximately $30.5 million, including $18.3 million marketable securities available for sale. We believe our current working capital at March 31, 2017 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as other income (expense). We initiated short term investments in marketable securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.87% - 2.96%, during the first quarter of Fiscal 2018. For those three months ended March 31, 2018, we reported an unrealized loss of $43,000 and an accumulated unrealized loss of $121,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	December 31, 2017				March 31, 2018
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries	$1,744	-	-	1,744	2,496	-	(1)	2,495
Corporate bonds	17,099	-	(78)	17,021	15,952	-	(120)	15,832
	$18,843	$-	$(78)	$18,765	$18,448	$-	$(121)	$18,327

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At March 31, 2018, after the 2018 write-off of certain inventory previously recorded, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $558,000, inclusive of adjustments of $149,000 for product samples of TK Supplements® products. At December 31, 2017, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $1.1 million, inclusive of an adjustment of $541,000 for product samples of TK Supplements® products. The components of inventory are as follows (in thousands):

The components of inventory are as follows (in thousands):

	March 31, 2018	December 31, 2017
Raw materials	$1,446	$1,269
Work in process	258	245
Finished goods	306	17
Total	$2,010	$1,531

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements – ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable securities, and trade accounts receivable. Our marketable securities are fixed income investments which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2018, our cash and cash equivalents balance was $3.4 million and our bank balance was $3.6 million. Of the total bank balance, $500,000 was covered by federal depository insurance and $3.1 million was uninsured at March 31, 2018.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at March 31, 2018 and December 31, 2017.

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

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, accounts receivable, assets held for sale, accounts payable, and accrued expenses are reflected in the Condensed Consolidated Financial Statements at carrying value which approximates fair value. We account for our marketable securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.

	As of March 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$2,495	$-	$2,495
Corporate obligations	-	15,832	-	15,832
	$-	$18,327	$-	$18,327

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue when its performance obligations with its customers have been satisfied. At contract inception, the Company determines if a contract is within the scope of Topic 606 and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We have not made any significant changes to judgments in applying ASC 606 during the three months ended March 31, 2018.

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers was $3.3 million and $77,000, respectively, for the three months ended March 31, 2018 and $727,000 and $42,000, respectively, for the three months ended March 31, 2017. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The combined duties and responsibilities within each contract will be considered one single performance obligation under ASC 606 as these items would not be separately identifiable from each other promise in the contract and we provide a significant service of integrating the duties with other promises in the contracts.

Transaction Price

The transaction price is fixed based upon either (i) a combined Master Agreement and each related purchase order, or (ii) if there is no Master Agreement, the price per the individual purchase order received from each customer. The customers are invoiced at an agreed upon contractual price for each unit ordered and delivered by the Company.

Consistent with Company practice prior to the adoption of ASC 606, the Company does not collect sales tax or other similar taxes from customers. As such, there is no effect on the measurement of the transaction price.

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to contract manufacturing and retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) the Company has transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped

The Company does not accept returns in the contract manufacturing revenue stream. Our return policy for retailer customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time within which product may be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity falls within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests for only products in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

Under ASC 606, the Company will continue to recognize contract manufacturing and retail customers at a point in time as the Company has an enforceable right to payment for goods as products are shipped to customers.

As of March 31, 2018 and December 31, 2017, we included a provision for sales allowances from continuing operations of $14,000 and $2,000, respectively. Additionally, accrued advertising and other allowances from discontinued operations as of March 31, 2018 included (i) $452,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs.

As of March 31, we have deferred revenue in relation to R&D stability and release testing programs.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three months ended March 31, 2018 (in thousands):

Revenue by Customer Type	March 31, 2018
Contract manufacturing	$3,330
Retail	77
Total Revenue	$3,407

Practical Expedients Elected

The Company has elected the following practical expedients in applying ASC 606 across all each revenue stream:

Sales Tax Exclusion from the Transaction Price

The Company excludes from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Shipping and Handling Activities

The Company accounts for shipping and handling activities it performs after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred (i) from continuing operations for the three months ended March 31, 2018 and 2017 were $5,000 and $32,000, respectively, and (ii) attributed to and classified as discontinued operations were zero and $2.6 million, respectively. Included in prepaid expenses and other current assets was $160,000 and $143,000 at March 31, 2018 and December 31, 2017, respectively, relating to prepaid advertising and promotion expenses.

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

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended March 31, 2018 and 2017 (i) from continuing operations were $87,000 and $34,000, respectively, and (ii) attributed to and classified as discontinued operations were zero and $52,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We adopted the new standard as of January 1, 2018, using the modified retrospective method. See the Revenue Recognition section within the Summary of Significant Accounting Policies in Note 2 for further details on the impact to our consolidated financial statements upon adoption and practical expedients elected. The implementation of the new revenue recognition standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of March 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues, none of which currently apply to us.  The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.”  The new standard requires entities to recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

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

As a consequence of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017, we classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the terms of the asset purchase agreement entered into with Mylan on January 6, 2017 (the “Asset Purchase Agreement”), we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory for approximately $699,000, which approximates our cost. At March 31, 2017, we classified in our balance sheet this inventory as an asset held for sale, discontinued operations. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and agreed to pay Mylan an aggregate of $400,000 for future sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017. At March 31, 2017, we classified in our balance sheet this liability as an accrued sales allowances, discontinued operations. At December 31, 2017, we classified $22,000 of assets held for sale in our balance sheet.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business - continued

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

The following table sets forth the condensed operating results of our discontinued operations for the three months ended March 31, 2017, (in thousands):

Net sales	$5,058
Cost of sales	1,773
Sales and marketing	1,520
Administration	348
Research and development	52
Income from discontinued operations	$1,365

There was no activity related to discontinued operations for the three months ended March 31, 2018.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Secured Promissory Notes and Other Obligations - - continued

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal was due and paid on June 15, 2017. The Notes could be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrants and loan origination costs, was 14.3% per annum. For the three months ended March 31, 2018 and 2017, we charged to interest expense zero and $54,000, respectively, in connection with the Notes.

On March 29, 2017, in connection with the sale of the Cold-EEZE® Business, we paid in full the remaining principal and accrued interest due under the Notes, in the total amount of $1,553,000, due under the Notes. Of the $1,553,000 paid to the Investors, $69,000 was netted against the aggregate exercise price of the Warrants, which were simultaneously being exercised by the Investors.

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

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2018, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

At March 31, 2018, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of our 2015 Equity Line and covered pursuant to an effective registration statement. The 2015 Equity Line is scheduled to expire in July 2018.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended, restated and approved by our stockholders on April 24, 2011, May 6, 2013 and May 24, 2016 (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is equal to 3.2 million shares, including 900,000 shares that are authorized for issuance but unissued under a 1997 incentive stock option plan and 700,000 shares added to the 2010 Plan effective May 24, 2016. During the three months ended March 31, 2018, we granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to consultant to acquire our Common Stock pursuant to the terms of the 2010 Plan. No options were granted under the 2010 Plan for the three months ended March 31, 2017. There were no stock options exercised for the three months ended March 31, 2018 and 2017. At March 31, 2018, there were 1,009,500 options outstanding under the 2010 Plan and 91,159 options available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which, was subsequently amended and approved by stockholders on May 6, 2013 (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 425,000. For the three months ended March 31, 2018 and 2017, no shares were granted to our directors under the 2010 Directors’ Plan. At March 31, 2018, there were 147,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to options under the 2018 Stock Plan is equal to 2.3 million shares. At March 31, 2018, no options were yet exercisable, as the stockholders had not yet approved the 2018 Stock Plan.

Note 6 – Income Taxes

At December 31, 2017, there are $10.7 million in net operating loss carryforwards, subject to applicable limitations, available to us for federal purposes that will expire beginning for the year ended December 31, 2034 through 2037. Additionally, there were $1.8 million in net operating loss carryforwards, subject to limitations, available to us for state purposes which will expire beginning for the year ended December 31, 2019 through 2037.

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of March 31, 2018. However, until we complete a final Section 382 analysis upon filing of our 2018 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

On December 22, 2017, the President of the United States signed into law legislation that is commonly referred to as the Tax Cuts and Jobs Act (the “TCJA”). This legislation reduced the U.S. corporate tax rate from the existing graduated rate of 15-35% to a flat 21% for tax years beginning after December 31, 2017. As a result of the enacted law, we were required to revalue our deferred tax assets and liabilities existing as of December 31, 2017 from the graduated 15-35% federal rate in effect through the end of 2017, to the new flat 21% rate. This revaluation resulted in a reduction to our deferred tax asset of $1.6 million. This amount was offset by a corresponding reduction to our valuation allowance. The other provisions of the TCJA did not have a material impact on our December 31, 2017 consolidated financial statements. Estimates used to prepare our income tax expense are based on our initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury regarding implementation of the TCJA, and the potential for additional guidance from the Securities and Exchange Commission and the FASB related to the TCJA, these estimates may be adjusted during Fiscal 2018 to reflect any such guidance provided.

Note 7 – Other Accrued Liabilities

The following table sets forth the components of other current liabilities at March 31, 2018 and December 31, 2017, respectively, (in thousands):

	March 31, 2018	December 31, 2017
Accrued Expenses	$78	$48
Accrued Benefits	40	15
Accrued Payroll	60	79
Accrued Vacation	78	88
Sales Tax payable	3	3
Deferred revenue	91	-
Income taxes payable	6	18
Due to Mylan and affiliates	-	59
	$356	$310

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

(unaudited)

Note 8– Commitments and Contingencies - continued

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

Management does not believe that we will be subject to indemnity claims contemplated by the Asset Purchase Agreement. However, in the event that such a claim is made, and if successful, we would be required to pay Mylan pursuant to the indemnification provisions of the Asset Purchase Agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business.

Manufacturing Agreement

In connection with the Asset Purchase Agreement, the Company and its wholly-owned subsidiary, PMI, entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) will purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI will manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Employment Agreement

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, our Chief Executive Officer (the “Amended Employment Agreement”), which became effective February 23, 2018, and was approved by stockholders at a special meeting of stockholders held April 12, 2018. Pursuant to the terms of the Amended Employment Agreement, Mr. Karkus voluntarily agreed to reduce his base salary from the rate set forth in the 2015 Employment Agreement (i.e., not less than $675,000 per annum) to a base salary of $125,000 per annum (the “Term Base Salary”) through February 22, 2021. Unless otherwise determined by the mutual agreement of the Company and Mr. Karkus, on February 22, 2021 and thereafter, Mr. Karkus’ salary will increase from the Term Base Salary to not less than $675,000 per annum.

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors granted Mr. Karkus a stock option to purchase 2,300,000 shares of our Common Stock at an exercise price of $3.00 per share on February 23, 2018 (the “Executive Stock Option”). The Executive Stock Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The Executive Stock Option is be exercisable for a five year term commencing on the date of grant. The Executive Stock Option was granted pursuant to the 2018 Stock Plan, which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the Executive Stock Option.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2018, as follows (in thousands):

Fiscal Year	Employment Contracts
2018	93,750
2019	125,000
2020	125,000
2021	595,136
2022	675,000
Total	$361,901

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2018 and 2017 were 1,009,500 and 1,699,000, respectively.

For the three months ended March 31, 2018 and 2017, there were 282,867 and 689,909 common stock equivalents which were in the money, respectively, that were included in the fully diluted earnings per share computation.

Note 10 – Significant Customers

Revenue from continuing operations for the three months ended March 31, 2018 and March 31, 2017 was $3.4 million and $771,000, respectively. Two third-party contract manufacturing customers accounted for 48.2% and 33.2%, respectively, of our revenue from continuing operations for the three months ended March 31, 2018. Two third-party contract manufacturing customers accounted for 56.4% and 19.9%, respectively, of our revenues from continuing operations for the three months ended March 31, 2017. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 56% and 35% and one customer represented 84% of our total trade receivable balances at March 31, 2018 and December 31, 2017, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. The allowance for doubtful accounts was zero for both March 31, 2018 and December 31, 2017.

Note 11 - Subsequent Events

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with the CEO (the “Employment Agreement”), which became effective February 23, 2018. However, the Employment Agreement required approval by the requisite vote of stockholders at a special meeting of the stockholders that was held on April 12, 2018 (the “Special Meeting”). At the Special Meeting, shareholders voted to approve the Employment Agreement.

On February 16, 2018, the board of directors approved the 2018 Stock Incentive Plan, which required stockholder approval by the requisite vote of stockholders received at the Special Meeting on April 12, 2018. The 2018 Stock Incentive Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. At the Special Meeting, shareholders voted to approve the 2018 Stock Plan.

On April 12, 2018, our board of directors approved the amended and restatement of our 2010 Plan, which, if approved by our stockholders at our annual meeting on May 23, 2018, will (i) increase the number of shares reserved for issuance under the 2010 Plan by 700,000 shares from 3.2 million shares to 3.9 million shares, and (ii) allow our board of directors to grant restricted stock awards and restricted stock units.

On April 12, 2018, our board of directors approved the amendment and restatement of our 2010 Directors’ Plan, which, if approved by our stockholders at the Company’s annual meeting on May 23, 2018, will (i) increase the number of shares reserved for issuance under the 2010 Directors’ Plan by 250,000 shares from 425,000 shares to 675,000 shares, and (ii) allow our board of directors to grant restricted stock awards and restricted stock units.

On May 7, 2018, our board of directors declared a special cash dividend of $1.00 per share. On the same date, the Compensation Committee of the board of directors approved an adjustment to the stock option granted to Mr. Karkus on February 23, 2018, as permitted under the Company’s 2018 Stock Plan, as a consequence of the special cash dividend. The board of directors has adjusted the terms of the Executive Stock Option, such that the exercise price of the Executive Stock Option will be reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special cash dividend is to be paid and subject to such dividend payment being made.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 28, 2018 (the “2017 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries and consolidated variable interest entities, unless the context otherwise requires.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Quarterly Report may contain forward-looking statements attributable to third parties relating to their estimates regarding the growth of our markets. You are cautioned that such forward-looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Quarterly Report.

Such risks and uncertainties include, but are not limited to:

●	The ability of our management to successfully implement our business plan and strategy;
●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
●	Our ability to fund our operations including the cost and availability of capital and credit;
●	Our ability to grow our manufacturing business and operate it profitably;
●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;
●	Our ability to successfully develop and commercialize our existing products and new products;
●	Changes in our retail and distribution customers strategic business plans including, but not limited to, (i) expansions, mergers, and/or consolidations, (ii) retail shelf space allocations for products within each outlet and in particular the healthcare category in which we compete, (iii) changes in their private label assortment and (iv) product selections, distribution allocation, merchandising programs and retail pricing of our products as well as competitive products;
●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;
●	Our ability to protect our proprietary rights;
●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility; and
●	Our ability to attract, retain and motivate our key employees.

You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2017 Annual Report, as well as in other documents we file from time to time with the SEC, that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) pursuant to the terms of an Asset Purchase Agreement, dated January 6, 2017 (the “Asset Purchase Agreement”). As a consequence of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017. There were no discontinued operations during the three months ended March 31, 2018.

Continuing Operations and Product Development

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement (see Note 8) with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”) to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production services we provide to Mylan under the manufacturing agreement, we produce OTC healthcare and dietary supplement products for other third-party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping.

We are also pursuing a series of new product development, pre-commercialization, and market testing initiatives in the OTC dietary supplement category. The TK Supplements® product line is comprised of three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, a daily energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. We recently completed a broad series of clinical studies which support important product claims which have now been incorporated in our product packaging and marketing communications. In addition to developing direct-to-consumer marketing strategies, we received initial product acceptance into a national chain drug retailer and to several regional retailers of our Legendz XL® product during fiscal 2017.

As with any new product launch, we anticipate losses from the TK Supplements® products as we optimize our retail and direct response strategy.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplements products in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements.

 Our net sales are derived principally from our contract manufacturing and retail customers in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements. Our sales are influenced by and subject to (i) the scope and timing of TK Supplement® product market testing and the ultimate market launch, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for our contract manufactured OTC healthcare and dietary supplement products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2018, we had working capital of approximately $30.5 million, including $18.3 million marketable securities available for sale. We believe our current working capital at March 31, 2017 is at an acceptable and adequate level to support our business for at least the next twelve months.

On May 7, 2018, our board of directors declared a special cash dividend of $1.00 per share on its common share, payable on June 5, 2018 for shareholders of record as of May 21, 2018. As a consequence of the special cash dividend, we will experience a reduction in our cash and cash equivalents including marketable securities, available for sale.

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended March 31, 2018

as Compared to the Three Months Ended March 31, 2017

For the three months ended March 31, 2018, net sales were $3.4 million as compared to $771,000 for the three months ended March 31, 2017. The increase in net sales from period to period was principally due to the treatment of the discontinued operations for the Cold-EEZE® Business in the prior period and an increase in contract manufacturing net sales of $1.0 million for the current period. For the three months ended March 31, 2018 and 2017, we allocated zero and $5.1 million of net sales to discontinued operations.

Cost of sales for the three months ended March 31, 2018 were $2.0 million as compared to $686,000 for the three months ended March 31, 2017. For the three months ended March 31, 2018 and 2017, we realized a gross margin of 41.8% and 11.0%, respectively. The increase of 30.8% in gross margin from the prior period is principally due to (i) treatment of the discontinued operations for the Cold-EEZE® Business in the prior period (ii) an increase in the absorption of fixed production costs by increased levels of inventory in the current period, and (iii) fluctuations in our product mix shipped from period to period. For the three months ended March 31, 2018 and 2017, we allocated zero and $1.7 million of cost of sales to discontinued operations.

Sales and marketing expense for the three months ended March 31, 2018 was $172,000 as compared to $115,000 for the three months ended March 31, 2017. The increase of $57,000 in sales and marketing expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was principally due to the treatment of the discontinued operations for the Cold-EEZE® Business in the prior period.

Administration expenses for the three months ended March 31, 2018 was $1.2 million as compared to $1.1 million for the three months ended March 31, 2017. The increase of $100,000 in Administrative expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was principally due to an increase in professional and legal fees for the current period.

Research and development costs during the three months ended March 31, 2018 was $87,000, as compared to $34,000 for the three months ended March 31, 2017. The increase of $53,000 in research and development costs for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was due principally to a treatment of the discontinued operations for the Cold-EEZE® Business in the prior period.

Interest income (expense) for the three months ended March 31, 2018 and 2017 was $14,000 and ($54,000), respectively. The decrease in interest expense for the three months ended March 31, 2018 as compared to March 31, 2017 was principally due to the retirement of the 12% Secured Promissory Notes (see Note 4 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of Part I of this Quarterly Report).

Interest income for the three months ended March 31, 2018 and 2017 was $82,000 and zero, respectively. The increase in interest income for the first quarter 2018 as compared to the same period in 2017 was due to interest earned on our investment account.

For the three months ended March 31, 2017, we charged to discontinued operations $19.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we realized an income tax benefit from continuing operations of $18.1 million as a consequence of the utilization of the federal and state net operating losses. There were no discontinued operations during the three months ended March 31, 2018.

For the three months ended March 31, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended March 31, 2017, we allocated (i) $348,000 to administrative operating expenses, (ii) $1.5 million to sales and marketing operating expenses, and (iii) $52,000 to research and development operating expenses, in the accompanying statement of operations. As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $26.3 million, net of $19.5 million of income tax.

As a consequence of the effects of the above, the net income from continuing operations for the three months ended March 31, 2018 was $43,000, or $0.00 per share as compared to $16.9 million, or $0.99 for the three months ended March 31, 2017. Net income from discontinued operations for the three months ended March 31, 2018 was zero compared to $27.7 million, or $1.62 per share, at March 31, 2017. Net income for the three months ended March 31, 2018 was $43,000, or $0.00 per share as compared to $44.6 million, or $2.61 per share for the three months ended March 31, 2017.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents, including marketable securities, as of March 31, 2018 were $21.7 million compared to $21.9 million at December 31, 2017. The decrease of $214,000 in our cash balance for the three months ended March 31, 2018 was principally due to the net effect of cash used in operating activities.

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter.

Equity Line of Credit

We have an equity line (the “2015 Equity Line”) with Dutchess Opportunity Fund II LP (“Duchess”), pursuant to which Dutchess is committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the investment agreement with Duchess. At March 31, 2018, we had 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to an effective registration statement. The 2015 Equity Line is scheduled to expire in July 2018.

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

The purchase price for any shares sold to Dutchess under the agreement will be set at ninety-five percent (95%) of the volume weighted average price (VWAP) of the Common Stock during the one trading day immediately following our put notice. We have the right to withdraw all or any portion of any put, except that portion of the put that has already been sold to a third party, including any portion of a put that is below the minimum acceptable price set forth on the put notice, before the closing. In the event Dutchess receives more than a five percent (5%) return on the net sales for a specific put, Dutchess must remit such excess proceeds to us; however, in the event Dutchess receives less than a five percent (5%) return on the net sales for a specific put, Dutchess will have the right to deduct from the proceeds of the put amount otherwise payable to us on the applicable closing date so that Dutchess’s return will equal five percent (5%).

There are put restrictions applied on days between the draw down notice date and the closing date with respect to that particular put. In addition, Dutchess will not be obligated to purchase shares if Dutchess’ total number of shares beneficially held at that time would exceed 4.99% of the number of outstanding shares of our Common Stock as determined in accordance with Rule 13d-1(j) of the Exchange Act. In addition, we are not permitted to draw on the facility unless there is an effective registration statement to cover the resale of the shares.

Amended and Restated Employment Agreement with Ted Karkus

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, our Chief Executive Officer (the “Amended Employment Agreement”), which became effective February 23, 2018 and which received stockholder approval at a special meeting of stockholders held on April 12, 2018. Pursuant to the terms of the Amended Employment Agreement, Mr. Karkus has voluntarily agreed to reduce his base salary from the rate set forth in his previous employment agreement (the “Prior Employment Agreement”) (i.e., not less than $675,000 per annum) to a base salary of $125,000 per annum (the “Term Base Salary”) through February 22, 2021. Unless otherwise determined by the mutual agreement of the Company and Mr. Karkus, on February 22, 2021 and thereafter, Mr. Karkus’ salary will increase from the Term Base Salary to not less than $675,000 per annum.

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors granted Mr. Karkus a stock option to purchase 2,300,000 shares of our common stock at an exercise price of $3.00 per share on February 23, 2018 (the “Executive Stock Option”). The Executive Stock Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The Executive Stock Option is exercisable for a five-year term commencing on the date of grant. The Executive Stock Option is granted pursuant to the 2018 Stock Incentive Plan (the “2018 Plan”), which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the Executive Stock Option.

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

Pursuant to the terms of the Asset Purchase Agreement, we, Mylan, and an escrow agent entered into an escrow agreement (the “Escrow Agreement”) at closing, pursuant to which Mylan deposited $5 million of the aggregate purchase price for the Cold-EEZE® Business into an escrow account established with the escrow agent in order to satisfy, in whole or in part, certain of our indemnity obligations under the Asset Purchase Agreement. If, on the 18th month anniversary of the closing date, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the escrow agent will disburse such difference, if a positive number, to us. Within two business days of the second anniversary of the closing date, the escrow agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the escrow agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds.

General

As of March 31, 2018, we had working capital of approximately $30.5 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital and the available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant accounting policies are described in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I of this Quarterly Report. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting policies, estimates, and disclosures have been discussed with Audit Committee of our Board of Directors. A discussion of our critical accounting policies and estimates, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Revenue Recognition – Sales Allowance

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

Under ASC 606, the Company shall continue to recognize contract manufacturing and retail customers at a point in time as the Company has an enforceable right to payment for goods as products are shipped to customers.

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

As of March 31, 2018 and December 31, 2017, we included a provision for sales allowances for continuing operations of $14,000 and $2,000, respectively. Additionally, accrued advertising and other allowances for discontinued operations as of March 31, 2018 included (i) $452,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs.

Income Taxes

Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date, including the impact of the Tax Cuts and Jobs Act enacted on December 22, 2017 (the “TCJA”). The TCJA made broad and significant changes to the U.S. Tax Code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21%, effective January 1, 2018.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” on revenue recognition.  The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts.  Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard.  We adopted the new standard as of January 1, 2018, using the modified retrospective method. See the Revenue Recognition section within the Summary of Significant Accounting Policies in Note 2 for further details on the impact to the our consolidated financial statements upon adoption and practical expedients elected. The implementation of the new revenue recognition standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of March 31, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows.   ASU No. 2016-15 provides guidance on eight specific cash flow issues, none of which currently apply to us.  The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.”  The new standard requires entities to recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02 “Leases.” The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Exchange Act, as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of that date, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2017 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws (as of February 16, 2018) (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 000-21617) filed on February 21, 2018)

4.1	Amendment No. 2 to Amended and Restated Rights Agreement, by and between ProPhase Labs, Inc. and American Stock Transfer & Trust Company, LLC, dated as of February 20, 2018 (incorporated by reference to Exhibit 4.1 to the Form 8-K (File No. 000-21617) filed on February 21, 2018)

410.1	Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-21617) filed on February 21, 2018)

410.2	Stock Option Agreement with Ted Karkus pursuant to the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 000-21617) filed on February 21, 2018)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2018

By:	/s/ Monica Brady
Monica Brady
Chief Accounting Officer
(Principal Accounting and Financial Officer)

Date: May 15, 2018

