Form 10-Q/A
period 2017-03-31
ProPhase Labs, Inc.
filed 2018-08-20
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

ProPhase Labs, Inc. and Subsidiaries

explanatory note

On August 10, 2018, the Company’s management, after consultation and discussions with EisnerAmper LLP, the Company’s independent registered public accounting firm, and the Audit Committee of the Board of Directors, concluded that the Company’s previously issued audited condensed consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such period and unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 (collectively with the fiscal year ended December 31, 2017, the “Restated and Revised Periods”) included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon, and determined that these financial statements will be restated due to the identification of certain accounting errors related to income tax accounting.

The Company has determined that it miscalculated its income tax benefit by incorrectly utilizing certain net operating losses without taking into account the statutory limitation imposed by the State of Pennsylvania, which resulted in an overstatement of net income as discussed below. The Company also incorrectly determined the amount of income tax benefit allocable to continuing operations, which resulted in an overstatement of income from continuing operations, and an equal understatement of the gain on sale of discontinued operations, presented net of taxes, which had no impact on net income.

Based on its review, the Company has determined that its income tax expense was understated and its net income was overstated by approximately $1.2 million for the fiscal year ended December 31, 2017. Concurrently with the filing of this Form10-Q/A, the Company is filing an amendment on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 to restate the audited consolidated financial statements included in the Form 10-K and amendments on Form 10-Q/A to its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 to correct the errors described above.

The corrections to the Restated and Revised Periods, which we refer to herein collectively as the “Restatement”, were prepared following an independent review by the Company.

Description of the Restatement

In completing our Federal and State income tax preparation review procedures for filing of the Federal and State income tax returns for the fiscal year ended December 31, 2017 during the second quarter of fiscal 2018, the Company identified an error in the accounting treatment of state Net Operating Loss (NOL) limitations which resulted in the understatement of state income tax liability and expense as of March 31, 2017 of approximately $0.8 million and a corresponding overstatement of net income for the three months ended March 31, 2017. We also identified an error in our treatment of the reversal of certain valuation allowances in 2017 and their allocation between continuing and discontinued operations, resulting in the overstatement of the tax benefit allocated to continuing operations and an equal overstatement of the tax provision for discontinued operations of approximately $16.9 million for the three months ended March 31, 2017, which had no further impact on net income.

For additional information regarding the corrections to the financial statements in the Restated and Revised Periods, see Notes 2, 4 and 7 of the Condensed Consolidated Financial Statements included in Part I, Item 1, “Financial Statements”.

Internal Controls Over Financial Reporting

As a result of the Restatement, we also concluded that we had a material weakness related to our internal control over financial reporting. For more information regarding management’s assessment of internal control over financial reporting and disclosure controls and procedures, as well as the related remediation actions, refer to Item 4 “Controls and Procedures” in this Quarterly Report on Form 10-Q/A.

Items Amended by this Form 10-Q/A

This Form 10-Q/A amends and restates the entire contents of the original Form 10-Q. The portions of this Form 10-Q/A that have been revised to give effect to the Restatement and matters related thereto are as follows:

●	Part I, Item 1. Financial Statements
●	Part I, Item 2. Management’s Discussions and Analysis of Financial Condition and Results of Operations
●	Part I, Item 4. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A.

Except as described above, no other changes have been made to the Company’s Quarterly Report on Form 10-Q ended March 31, 2017 (the “Original Filing”). This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
	(unaudited)
	(as restated)
ASSETS

Cash and cash equivalents (Note 3)	$42,800	$441
Accounts receivable, net (Note 3)	3,410	5,770
Inventory (Note 3)	2,155	2,736
Prepaid expenses and other current assets (Note 3)	598	680
Assets held for sale, discontinued operations (Note 4)	699	-
Total current assets	49,662	9,627

Property, plant and equipment, net of accumulated depreciation of $5,397 and $5,134, respectively (Note 3)	2,881	3,175
Escrow receivable (Note 9)	5,000	-
Total assets	$57,543	$12,802

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured promissory notes, net (Note 5)	$-	$1,490
Accounts payable	559	2,156
Accrued advertising and other allowances (Note 3)	1,767	2,805
Other current liabilities (Note 8)	2,807	389
Accrued sales allowance, discontinued operations (Note 4)	400	-
Income taxes payable (Note 7)	2,091	-
Total current liabilities	7,624	6,840

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 6)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 26,364,593 and 26,313,593 shares, respectively (Note 6)	13	13
Additional paid-in-capital	56,447	56,378
Retained earnings (accumulated deficit)	24,201	(19,687)
Treasury stock, at cost, 9,232,817 shares (Note 6)	(30,742)	(30,742)
Total stockholders' equity	49,919	5,962
Total liabilities and stockholders' equity	$57,543	$12,802

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(as restated)
Net sales (Note 3)	$771	$1,016

Cost of sales (Note 3)	686	731

Gross profit	85	285

Operating expenses (Note 3):
Sales and marketing	115	298
Administration	1,080	1,203
Research and development	34	38
Total operating expenses	1,229	1,539
Interest expense, net	(54)	(52)

Loss from continuing operations before income taxes (Note 7)	(1,198)	(1,306)

Income tax benefit from continuing operations	453	-

Loss from continuing operations	(745)	(1,306)

Discontinued operations (Note 4):
Income (loss) from discontinued operations	1,365	(30)
Gain on sale of discontinued operations, net of taxes	43,268	-

Income (loss) from discontinued operations	44,633	(30)

Net income (loss)	$43,888	$(1,336)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.04)	$(0.08)
Income from discontinued operations	2.61	-
Net income (loss)	$2.57	$(0.08)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.04)	$(0.08)
Income from discontinued operations	2.51	-
Net income (loss)	$2.47	$(0.08)

Weighted average common shares outstanding:
Basic	17,082	17,081
Diluted	17,772	17,081

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares Outstanding,		Additional	Retained Earnings
	Net of Shares of	Par	Paid-In	(Accumulated	Treasury
	Treasury Stock	Value	Capital	Deficit)	Stock	Total

Balance at December 31, 2016	17,080,776	$13	$56,378	$(19,687)	$(30,742)	$5,962

Net income (as restated)				43,888		43,888
Proceeds from exercise of warrants	51,000		69			69
Tax benefits from exercise of warrants			13			13
Tax benefit allowance			(13)			(13)
Balance at March 31, 2017 (as restated)	17,131,776	$13	$56,447	$24,201	$(30,742)	$49,919

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
	(as restated)

Net income (loss)	$43,888	$(1,336)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of assets, net of income taxes	(43,268)	-
Income tax benefit	(453)	-
Depreciation and amortization	323	107
Amortization of loan origination and warrant expenses	10	6
Share-based compensation expense	-	1
Changes in operating assets and liabilities:
Accounts receivable	2,360	1,312
Inventory	581	259
Prepaid and other assets	82	-
Accounts payable	(1,597)	572
Accrued advertising and other allowances	(1,038)	(315)
Other current liabilities	2,418	397
Assets held for sale, discontinued operations	(699)	-
Accrued sales allowance, discontinued operations	400	-
Net cash provided by operating activities	3,007	1,003

Cash flows from investing activities:
Net proceeds from the sale of assets	40,825	-
Capital expenditures	(42)	(210)
Net cash provided by (used in) investing activities	40,783	(210)

Cash flows from financing activities:
Payments to retire secured promisory notes	(1,500)
Proceeds from exercise of warrants	69	-
Net cash used in financing activities	(1,431)	-

Net increase in cash and cash equivalents	42,359	793

Cash and cash equivalents at beginning of period	441	1,664

Cash and cash equivalents at end of period	$42,800	$2,457

Supplemental disclosures of cash flow information

Interest Paid	$54	$-

Non-cash investing activities
Escrow receivable	$5,000	$-

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

On January 6, 2017, we signed an asset purchase agreement (as amended, the “Asset Purchase Agreement”), by and among the Company, Meda Consumer Healthcare Inc. (“MCH”) and Mylan Inc. (together with MCH, “Mylan”), for the sale of assets by us to Mylan (see Note 4). The sale of assets (i) was subject to stockholder approval and other customary closing conditions and (ii) consisted principally of the sale of our intellectual property rights and other assets relating to our Cold-EEZE® brand and product line (collectively, referred to herein as the “Cold-EEZE® Business”) to Mylan, including all current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each is, or is intended to be, branded “Cold-EEZE®”, and all private label versions thereof, including all formulations and derivatives thereof as set forth in the Asset Purchase Agreement.

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

Continuing Operations

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement (see Note 9) with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”) to supply various Cold-EEZE® lozenge products to Mylan. In addition to the services we provide to Mylan under the manufacturing agreement, we produce OTC drug and dietary supplement lozenges and other products for other third party customers in addition to performing operational tasks such as warehousing, customer order processing and shipping.

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

Note 2 – Restatement of Previously Issued Financial Statements

The Company determined that when calculating its income tax provision related to the gain on sale of discontinued operations, it incorrectly utilized available net operating losses without considering the statutory limitations imposed by the state of Pennsylvania, and that it incorrectly allocated the amount of income tax benefit resulting from the reversal of certain valuation allowances to continuing operations, which resulted in an overstatement of income the tax benefit from continuing operations and an understatement of the gain on sale of discontinued operations, which is presented net of taxes. In the process of this determination, the Company determined that such information existed at March 31, 2017 which affected the income tax benefit/ provision from continuing and discontinued operations reported in the three months ended March 31, 2017. The Company concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of and for the three months ended March 31, 2017 is material. As a result, the Company is restating its consolidated financial statements as of and for the three months ended March 31, 2017. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the condensed consolidated balance sheet, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	As of March 31, 2017
	As originally reported	Adjustments	As restated

Income taxes payable	$1,340	$751	$2,091
Total current liabilities	6,873	751	7,624

Retained earnings	24,952	(751)	24,201
Total stockholders' equity	50,670	(751)	49,919
Total liabilities and stockholders' equity	$57,543	$-	$57,543

The table below sets for the condensed consolidated statements of operations, including the balances as originally reported, adjustments, and the as restated amounts (in thousands):

	For the three months ended March 31, 2017
	As originally reported	Adjustments	As restated

Income tax benefit from continuing operations	$18,123	$(17,670)	$453
Income (loss) from continuing operations	16,925	(17,670)	(745)

Gain on sale of discontinued operations, net of taxes	26,349	16,919	43,268
Income from discontinued operations	27,714	16,919	44,633
Net income	44,639	(751)	43,888

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.99	$(1.03)	$(0.04)
Income from discontinued operations	1.62	0.99	2.61
Net income	$2.61	$(0.04)	$2.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.95	$(0.99)	$(0.04)
Income from discontinued operations	1.56	0.95	2.51
Net income	$2.51	$(0.04)	$2.47

 ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Restatement of Previously Issued Financial Statements – continued

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	For the three months ended March 31, 2017
	As originally reported	Adjustments	As restated

Net income	$44,639	$(751)	$43,888
Gain on sale of assets, net of taxes	(26,349)	(16,919)	(43,268)
Change in valuation allowance, income tax benefit	(18,123)	17,670	(453)
Net cash used in operating activities	$3,007	$-	$3,007

The restatement had no impact on cash flows from investing activities or financing activities or net increase in cash.

Note 3 – Summary of Significant Accounting Policies

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

Discontinued Operations Carve Out and ProPhase Allocations

For the three months ended March 31, 2017 and 2016, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended March 31, 2017 and 2016, we allocated (i) $348,000 and $337,000, respectively, of administrative expenses and (ii) $52,000 and $47,000, respectively, of research and development expenses, to discontinued operations in the accompanying condensed statements of operations (see Note 4).

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

(unaudited)

Note 3 – Summary of Significant Accounting Policies – continued

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

(unaudited)

Note 3 – Summary of Significant Accounting Policies – continued

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

(unaudited)

Note 3 – Summary of Significant Accounting Policies – continued

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

Income Taxes

We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until we have sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided (see Notes 4 and 7).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Summary of Significant Accounting Policies – continued

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

(unaudited)

Note 3 – Summary of Significant Accounting Policies – continued

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

Note 4 – Discontinued Operations, Sale of the Cold-EEZE® Business

At the Special Meeting held on March 29, 2017, our stockholders approved the sale of the Cold-EEZE® Business and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan.

As a consequence of the sale of the Cold-EEZE® Business, for the three months ended March 31, 2017 and 2016, we classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 7). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount
(as restated)
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(2,544)
Gain on sale of the Cold-EEZE® Business after income taxes	$43,268

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow	5,000
$48,145

For the three months ended March 31, 2017, we incurred $4.2 million in closing and transaction costs associated with the sale of the Cold-EEZE® Business which were comprised of (i) transaction fees and related closing costs of $1.9 million and (ii) performance bonuses, contract termination compensation and severance payments to certain employees associated with the sale of the Cold-EEZE® Business of $2.3 million (see Note 8). Our compensation committee of the board of directors approved these compensation arrangements. These compensation and termination payments were paid by us in April 2017.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Discontinued Operations, Sale of the Cold-EEZE® Business – continued

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

(unaudited)

Note 6 – Transactions Affecting Stockholders’ Equity

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

(unaudited)

Note 6 – Transactions Affecting Stockholders’ Equity – continued

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

We believe that a significant portion of our income tax liability arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels. However, for state income tax purposes, based upon the available state net operating loss carryforwards and corresponding limitations, we estimate a net income tax expense arising from the sale of the Cold-EEZE® Business of $2.1 million.

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

For the three months ended March 31, 2017, we charged to discontinued operations $2.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $0.5 million as a consequence of the utilization of the federal and state net operating losses.

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

Note 8 – Other Accrued Liabilities

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

Note 9– Commitments and Contingencies

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

(unaudited)

Note 9– Commitments and Contingencies – continued

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2017, as follows (in thousands):

Fiscal Year	Employment Contracts
2017	506
2018	506
2019	-
2020	-
2021	-
Total	$1,012

Note 10 – Earnings (Loss) Per Share

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

For the three months ended March 31, 2017, there were 689,909 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share computation. For the three months ended March 31, 2017, dilutive loss per share from continuing operations is the same as basic loss per share due to the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share from continuing operations. For the three months ended March 31, 2016, dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended March 31, 2016, there were 209,559 Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) which has been restated as discussed in Note 2 in the condensed consolidated financial statements and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017 (the “2016 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries and consolidated variable interest entities, unless the context otherwise requires.

Restatement and revision of the consolidated financial

As discussed in the Explanatory Note, this Amendment to Form 10-Q/A (this Amendment), amends and restates the Company’s consolidated financial statements and related disclosures in Part I, Item 2. “Financial Statements” as of and for the three months ended March 31, 2017 to reflect the correction of certain errors discussed in Note 2 Restatement of Previously Issued Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

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

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended March 31, 2017 (as restated)

as Compared to the Three Months Ended March 31, 2016

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the three months ended March 31, 2017, we charged to discontinued operations $2.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $453,000 as a consequence of the utilization of the federal and state net operating losses.

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

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $43.3 million, net of $2.5 million of income tax.

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended March 31, 2017 was $745,000, or ($0.04) per share, as compared to a net loss of $1.3 million, or ($0.08) per share, for the three months ended March 31, 2016. Net income from discontinued operations for the three months ended March 31, 2017 was $44.6 million, or $2.61 per share, as compared to a net loss of $30,000, or ($0.00) per share, for the three months ended March 31, 2016. Net income for the three months ended March 31, 2017 was $43.9 million, or $2.57 per share, as compared to a net loss of $1.3 million, or ($0.08) per share, for the three months ended March 31, 2016.

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

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2017, we had working capital of approximately $42.0 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant accounting policies are described in Note 3 of Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting estimates and disclosures have been discussed with Audit Committee of our Board of Directors. A discussion of our critical accounting policies, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

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

We believe that a significant portion of our income tax liability arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels. However, for state income tax purposes, based upon the available state net operating loss carryforwards and corresponding limitations, we estimate a net income tax expense arising from the sale of the Cold-EEZE® Business of $2.1 million.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of that date and due to the material weakness described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. In addition, management has begun implementation of some of the remediation measures in August 2018 to address the material weakness identified as a result of the Restatement.

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

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of March 31, 2017 and at December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

Plan for Material Weakness in Internal Control over Financial Reporting

Starting in August 2018, the Company’s management has begun to design and implement certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. We will take the following actions to improve the design and operating effectiveness of our internal control in order to remediate this material weakness:

As part of our remediation measure, the Company has identified and will implement plans to enhance the Company’s process and controls including ensuring adequate resources, use of tax accounting experts and management oversight with respect to the review of income tax reporting and disclosures.

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

We have a history of losses

We have experienced net losses for each of the four of the past five fiscal years. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. As of March 31, 2017, we had working capital of approximately $42.1 million which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2018. Our ability to fund working capital and debt service needs will depend on our ability to generate cash in the future.

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

We believe that a significant portion of our income tax liability arising from our taxable gain for federal and state income tax purposes from the sale of the Cold-EEZE® Business will be offset to the extent of our current year losses from operations, the write-off for tax purposes of the tax-basis of the Cold-EEZE® Business and the available net operating loss carryforwards at the federal and state levels.

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

We have identified a material weakness in our internal control over financial reporting which, if not timely remediated, may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.

In completing our Federal and State tax preparation review procedures during the second quarter of 2018, the Company identified errors in the treatment of the Net Operating Loss (NOL) limitations and our treatment of the amount of tax benefit allocated to continuing operations. We did not perform an effective risk assessment related to our internal controls over the accounting for income taxes. As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which affected the recording of income tax accounts by us in our interim and annual consolidated financial statements during 2017, including audit adjustments to the income tax accounts. As described under “Item 4. Controls and Procedures” above, our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

While we have developed and are in the process of implementing a remediation plan to remediate this material weakness, there can be no assurance that this will occur in 2018. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt and credit agreements will likely be adversely affected. The occurrence of, or failure to remediate, this material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our Common Stock or any other securities we may issue, as well as lead to a loss of investor confidence in us.

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
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: August 20, 2018

By:	/s/ Monica Brady
Monica Brady
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: August 20, 2018

