Form 10-Q/A
period 2017-06-30
ProPhase Labs, Inc.
filed 2018-08-20
CIK 868278

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

ProPhase Labs, Inc. and Subsidiaries

explanatory note

On August 10, 2018, the Company’s management, after consultation and discussions with EisnerAmper LLP, the Company’s independent registered public accounting firm, and the Audit Committee of the Board of Directors, concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such period and unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 (collectively with the fiscal year ended December 31, 2017, the “Restated and Revised Periods”) included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon, and determined that these financial statements will be restated due to the identification of certain accounting errors related to income tax accounting.

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

Description of the Restatement

In completing our Federal and State income tax preparation review procedures for filing of the Federal and State income tax returns for the fiscal year ended December 31, 2017 during the second quarter of fiscal 2018, the Company identified an error in the accounting treatment of state Net Operating Loss (NOL) limitations which resulted in understatement of state income tax liability and expense of approximately $0.7 million and a corresponding overstatement net income for the six months ended June 30, 2017. We also identified an error in our treatment of the reversal of certain valuation allowances in 2017 and their allocation between continuing and discontinued operations resulting in the overstatement of the tax benefit allocated to continuing operations and an equal overstatement of the tax provision for discontinued operations of approximately $16.3 million for the six months ended June 30, 2017, and the understatement of the tax benefit allocated to continuing operations and an equal understatement of the tax provision for discontinued operations of approximately $0.6 million for the three months ended June 30, 2017, which had no further impact on net income.

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

Except as described above, no other changes have been made to the Company’s Quarterly Report on Form 10-Q ended June 30, 2017 (the “Original Filing”). This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
	(as restated)
ASSETS
Cash and cash equivalents (Note 3)	$37,280	$441
Accounts receivable, net (Note 3)	1,835	5,770
Inventory (Note 3)	1,966	2,736
Prepaid expenses and other current assets (Note 3)	849	680
Assets held for sale (Note 4)	294	-
Total current assets	42,224	9,627

Property, plant and equipment, net of accumulated depreciation of $5,274 and $5,134, respectively (Note 3)	2,875	3,175
Escrow receivable	5,000	-
Total assets	$50,099	$12,802

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Secured promissory notes, net (Note 5)	$-	$1,490
Accounts payable	916	2,156
Accrued advertising and other allowances (Note 3)	1,551	2,805
Other current liabilities	289	389
Due to Mylan, Inc. and affiliates (Note 4)	717	-
Income taxes payable	751	-
Total current liabilities	4,224	6,840

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS' EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 6)	-	-
Common stock, $.0005 par value; authorized 50,000,000;issued: 26,4454,593 and 26,313,593 shares, respectively (Note 6)	13	13
Additional paid-in-capital	56,567	56,378
Retained earnings (Accumulated deficit)	21,895	(19,687)
Treasury stock, at cost, 10,294,797 and 9,232,817 shares (Note 6)	(32,600)	(30,742)
Total stockholders' equity	45,875	5,962
Total liabilities and stockholders' equity	$50,099	$12,802

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(as restated)		(as restated)
Net sales (Note 3)	$1,905	$1,021	$2,676	$2,037

Cost of sales (Note 3)	1,765	993	2,451	1,723

Gross profit	140	28	225	314

Operating expenses (Note 3):
Sales and marketing	221	236	336	534
Administration	1,306	943	2,387	2,146
Research and development	224	121	258	160
Total operating expenses	1,751	1,300	2,981	2,840
Other income (expense), net	151	(53)	97	(105)

Loss from continuing operations before income taxes (Note 7)	(1,460)	(1,325)	(2,659)	(2,631)

Income tax benefit from continuing operations	574	-	1,027	-

Loss from continuing operations	(886)	(1,325)	(1,632)	(2,631)

Discontinued operations (Note 4):
Income (loss) from discontinued operations	(835)	198	530	168
Gain on sale of discontinued operations, net of taxes	(584)	-	42,684	-

Income (loss) from discontinued operations	(1,419)	198	43,214	168

Net income (loss)	$(2,305)	$(1,127)	$41,582	$(2,463)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.08)	$(0.10)	$(0.15)
Income (loss) from discontinued operations	(0.08)	0.01	2.54	0.01
Net income (loss)	$(0.14)	$(0.07)	$2.44	$(0.14)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.06)	$(0.08)	$(0.10)	$(0.15)
Income (loss) from discontinued operations	(0.08)	0.01	2.44	0.01
Net income (loss)	$(0.14)	$(0.07)	$2.34	$(0.14)

Weighted average common shares outstanding:
Basic	16,943	17,081	17,030	17,081
Diluted	16,943	17,081	17,680	17,081

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid-In Capital	Retained Earnings (Accum. Deficit)	Treasury Stock	Total

Balance at December 31, 2016	17,080,776	$13	$56,378	$(19,687)	$(30,742)	$5,962
Net income (as restated)	-	-	-	41,582	-	41,582
Proceeds from warrants exercised	51,000	-	69	-	-	69
Proceeds from options exercised	90,000	-	102	-	-	102
Treasury stock acquired	(1,061,980)	-	-	-	(1,858)	(1,858)
Share-based compensation expense	-	-	18	-	-	18
Tax benefits from exercise of warrants and options	-	-	43	-	-	43
Tax benefit allowance	-	-	(43)	-	-	(43)
Balance at June 30, 2017 (as restated)	16,159,796	$13	$56,567	$21,895	$(32,600)	$45,875

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
	(as restated)

Cash flows from operating activities:
Net income (loss)	$41,582	$(2,463)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Gain on sale of assets, net of taxes	(42,684)	-
Change in valuation allowance, income tax	(1,027)	-
Depreciation and amortization	419	213
Amortization of loan origination and warrant expenses	10	12
Share-based compensation expense	18	1
Changes in operating assets and liabilities:
Accounts receivable	3,935	2,199
Inventory	770	(18)
Prepaid and other assets	(169)	703
Accounts payable	(1,240)	382
Accrued advertising and other allowances	(1,254)	(621)
Due to Mylan, Inc. and affiliates	717	-
Other current liabilities	(1,450)	(596)
Assets held for sale, discontinued operations	(294)	-
Net cash used in operating activities	(667)	(188)

Cash flows from investing activities:
Net proceeds from the sale of asset	40,825	-
Capital expenditures	(132)	(327)
Net cash provided by (used in) investing activities	40,693	(327)

Cash flows from financing activities:
Payments to retire Notes	(1,500)	-
Payments to acquire treasury stock	(1,858)	-
Proceeds from exercise of warrants and stock options	171	-
Net cash used in financing activities	(3,187)	-

Net increase (decrease) in cash and cash equivalents	36,839	(515)

Cash and cash equivalents at beginning of period	441	1,664

Cash and cash equivalents at end of period	$37,280	$1,149

Supplemental disclosures of cash flow information:

Interest paid	$54	$95
Income taxes paid	$1,350	$-

Non-cash investing activities
Escrow receivable	$5,000	$-

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

A special meeting of our stockholders was held on March 29, 2017 (the “Special Meeting”). At the Special Meeting, our stockholders approved the sale of assets and the transactions contemplated by the Asset Purchase Agreement. Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the three and six months ended June 30, 2017 and 2016, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all income and expenses attributable to the Cold-EEZE® Business and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Notes 4 and 7). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

Note 2 - Restatement of Previously Issued Financial Statements

The Company determined that when calculating its income tax provision related to the gain on sale of discontinued operations, it incorrectly utilized available net operating losses without considering the statutory limitations imposed by the state of Pennsylvania, and that it incorrectly allocated the amount of income tax benefit resulting from the reversal of certain valuation allowances to continuing operations, which resulted in an overstatement of income the tax benefit from continuing operations and an understatement of the gain on sale of discontinued operations, which is presented net of taxes. In the process of this determination, the Company determined that such information existed at June 30, 2017 which affected the income tax benefit/ provision from continuing and discontinued operations reported in the three and six months ended June 30, 2017. The Company concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of and for the three and six months ended June 30, 2017 is material. As a result, the Company is restating its consolidated financial statements as of and for the three and six months ended June 30, 2017. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the condensed consolidated balance sheet, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	As of June 30, 2017
	As originally reported	Adjustments	As restated

Income taxes payable	$-	$751	$751
Total current liabilities	3,473	751	4,224

Retained earnings	22,646	(751)	21,895
Total stockholders' equity	46,626	(751)	45,875
Total liabilities and stockholders' equity	$50,099	$-	$50,099

The table below sets for the condensed consolidated statements of operations, including the balances as originally reported, adjustments, and the as restated amounts (in thousands):

	For the three months ended June 30, 2017
	As originally reported	Adjustments	As restated

Income tax benefit from continuing operations	$-	$574	$574
Loss from continuing operations	(1,460)	574	(886)

Gain on sale of discontinued operations, net of taxes	(10)	(574)	(584)
Loss from discontinued operations, net of tax	(845)	(574)	(1,419)
Net loss	(2,305)	-	(2,305)

Basic loss per share:
Loss from continuing operations	$(0.09)	$0.03	$(0.06)
Loss from discontinued operations	(0.05)	(0.03)	(0.08)
Net loss	$(0.14)	$0.00	$(0.14)

Diluted loss per share:
Loss from continuing operations	$(0.09)	$0.03	$(0.06)
Loss from discontinued operations	(0.05)	(0.03)	(0.08)
Net loss	$(0.14)	$0.00	$(0.14)

	For the six months ended June 30, 2017
	As originally reported	Adjustments	As restated

Income tax benefit from continuing operations	$18,123	$(17,096)	$1,027
Income (loss) from continuing operations	15,464	(17,096)	(1,632)

Gain on sale of discontinued operations, net of taxes	26,339	16,345	42,684
Income from discontinued operations	26,869	16,345	43,214
Net income	42,333	(751)	41,582

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.91	$(1.01)	$(0.10)
Income income from discontinued operations	1.58	0.96	2.54
Net income	$2.49	$(0.05)	$2.44

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.87	$(0.97)	$(0.10)
Income from discontinued operations	1.52	0.92	2.44
Net income	$2.39	$(0.05)	$2.34

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	For the six months ended June 30, 2017
	As originally reported	Adjustments	As restated

Net income	$42,333	$(751)	$41,582
Gain on sale of assets, net of taxes	(26,339)	(16,345)	(42,684)
Change in valuation allowance, income tax	(19,473)	18,446	(1,027)
Other current liabilities	(100)	(1,350)	(1,450)
Net cash used in operating activities	$(667)	$-	$(667)

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

Pursuant to the Asset Purchase Agreement, we entered into a 90 day transition service arrangement with Mylan, for which we earned $150,000 in transition service fees through June 30, 2017. Pursuant to this arrangement, we (i) received, processed, fulfilled, and shipped customer orders, and billed such customers for these shipments on behalf of Mylan from March 30, 2017 to June 30, 2017, (ii) processed certain sales allowances, returns and other customer promotional deductions, and (iii) paid certain Cold-EEZE® Business expenses which are to be reimbursed by Mylan. At June 30, 2017, we have a balance due to Mylan of $717,000 which is comprised of (i) net billings to Mylan’s customers for product shipments, less sales and other allowances, of $1.8 million (ii) return allocation of $400,000 for future sales returns and allowances (see Note 3), offset by (ii1) $1.4 million for product shipments and transition service fee due from Mylan and (iv) $106,000 for the reimbursement of certain Cold-EEZE® Business expenses we paid on behalf of Mylan. For the three and six months ended June 30, 2017, the $150,000 transition service fees earned are recorded as a component of other income (expense).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Discontinued Operations, Sale of the Cold-EEZE® Business – continued

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount (as restated)
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(3,128)
Gain on sale of the Cold-EEZE® Business after income taxes	$42,684

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow	5,000
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

(unaudited)

Note 6– Transactions Affecting Stockholders’ Equity – continued

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

Note 7 – Income Taxes

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

For the six months ended June 30, 2017, we charged to discontinued operations $3.1 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $1.0 million as a consequence of the utilization of the federal and state net operating losses.

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q/A (“Quarterly Report”) which has been restated as discussed in Note 2 in the condensed consolidated financial statements and the audited financial statements and notes thereto as of and for the year ended December 31, 2016 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2017 (the “2016 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries and consolidated variable interest entities, unless the context otherwise requires.

Restatement and revision of the consolidated financial

As discussed in the Explanatory Note, this Amendment to Form 10-K (this Amendment), amends and restates the Company’s consolidated financial statements and related disclosures in Part I, Item 2. “Financial Statements” as of and for the six months ended June 30, 2017 to reflect the correction of certain errors discussed in Note 2 Restatement of Previously Issued Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

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

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended June 30, 2017 (as restated)

as Compared to the Three Months Ended June 30, 2016

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

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended June 30, 2017 was $886,000, or ($0.06) per share, as compared to a net loss of $1.3 million, or ($0.08) per share, for the three months ended June 30, 2016. Net loss from discontinued operations for the three months ended June 30, 2017 was $1.4 million, or ($0.08) per share, as compared to net income of $198,000, or $0.01 per share, for the three months ended June 30, 2016. Net loss for the three months ended June 30, 2017 was $2.3 million, or ($0.14) per share, as compared to a net loss of $1.1 million, or ($0.07) per share, for the three months ended June 30, 2016.

Financial Condition and Results of Operations

Results from Continuing Operations for the Six Months Ended June 30, 2017 (as restated)

as Compared to the Six Months Ended June 30, 2016

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

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the six months ended June 30, 2017, we charged to discontinued operations $3.1 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $1.0 million as a consequence of the utilization of the federal and state net operating losses.

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

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $42.7 million, net of $3.1 million of income tax.

As a consequence of the effects of the above, the net loss from continuing operations for the six months ended June 30, 2017 was $1.6 million, or ($0.10) per share, as compared to a net loss of $2.6 million, or ($0.15) per share, for the six months ended June 30, 2016. Net income from discontinued operations for the six months ended June 30, 2017 was $43.2 million, or $2.54 per share, as compared to net income of $168,000, or $0.01 per share, for the six months ended June 30, 2016. Net income for the six months ended June 30, 2017 was $41.6 million, or $2.44 per share, as compared to a net loss of $2.5 million, or ($0.14) per share, for the six months ended June 30, 2016.

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

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2017, we had working capital of approximately $38.0 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash generated from operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of June 30, 2017 and at December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

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

As part of our remediation measure, the Company has identified and will implement plans to enhance the Company’s process and controls including ensuring adequate, resources, use of tax accounting experts and management oversight with respect to the review of income tax reporting and disclosures.

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

We have a history of losses

We have experienced net losses for each of the four of the past five fiscal years. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability. As of June 30, 2017, we had working capital of approximately $38.0million which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending August 2018. Our ability to fund working capital and debt service needs will depend on our ability to generate cash in the future.

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

