Form 10-Q/A
period 2017-09-30
ProPhase Labs, Inc.
filed 2018-08-20
CIK 868278

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

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2017 (unaudited) and December 31, 2016	4

	Condensed Consolidated Statements of Operations and Other Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)	5

	Condensed Consolidated Statement of Stockholders’ Equity for the Nine Months Ended September 30, 2017 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016 (unaudited)	7

	Notes to Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36

Signatures		37

Certifications

explanatory note

On August 10, 2018, the Company’s management, after consultation and discussions with EisnerAmper LLP, the Company’s independent registered public accounting firm, and the Audit Committee of the Board of Directors, concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such period and unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 (collectively with the fiscal year ended December 31,2017, the “Restated and Revised Periods”) included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon, and determined that these financial statements will be restated due to the identification of certain accounting errors related to income tax accounting.

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

Description of the Restatement

In completing our Federal and State income tax preparation review procedures for filing of the Federal and State income tax returns for the fiscal year ended December 31,2017 during the second quarter of fiscal 2018, the Company identified an error in the accounting treatment of state Net Operating Loss (NOL) limitations which resulted in understatement of state income tax liability and expense of approximately $0.8 million and a corresponding overstatement of net income for the nine months ended September 30, 2017. We also identified an error in our treatment of the reversal of certain valuation allowances in 2017 and their allocation between continuing and discontinued operations, resulting in the overstatement of the tax benefit allocated to continuing operations and an equal overstatement of the tax provision for discontinued operations of approximately $16.0 million for the nine months ended September 30, 2017, and the understatement of the tax benefit allocated to continuing operations and an equal understatement of the tax provision for discontinued operations of approximately $0.3 million for the three months ended September 30, 2017, which had no further impact on net income.

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

Except as described above, no other changes have been made to the Company’s Quarterly Report on Form 10-Q ended September 30, 2017 (the “Original Filing”). This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
	(unaudited)
	(as restated)
ASSETS

Cash and cash equivalents (Note 3)	$3,897	$441
Marketable securities, available for sale (Note 3)	23,641	-
Escrow receivable, current	2,500	-
Accounts receivable, net (Note 3)	1,113	5,770
Inventory (Note 3)	1,992	2,736
Prepaid expenses and other current assets (Note 3)	568	680
Assets held for sale (Note 4)	22	-
Total current assets	33,733	9,627

Property, plant and equipment, net of accumulated depreciation of $5,369 and $5,134, respectively (Note 3)	2,849	3,175
Escrow receivable	2,500	-
Total assets	$39,082	$12,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net (Note 5)	$-	$1,490
Accounts payable	503	2,156
Accrued advertising and other allowances (Note 3)	1,288	2,805
Other current liabilities	322	389
Due to Mylan, Inc. and affiliates (Note 4)	319	-
Income taxes payable (Note 7)	751	-
Total current liabilities	3,183	6,840

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 6)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 27,046,593 and 26,313,593 shares, respectively (Note 6)	13	13
Additional paid-in-capital	57,347	56,378
Retained earnings (Accumulated deficit)	21,118	(19,687)
Accumulated other comprehensive loss	(35)	-
Treasury stock, at cost, 14,618,132 and 9,232,817 shares (Note 6)	(42,544)	(30,742)
Total stockholders’ equity	35,899	5,962
Total liabilities and stockholders’ equity	$39,082	$12,802

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Income

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(as restated)		(as restated)

Net sales (Note 3)	$3,040	$1,402	$5,716	$3,439

Cost of sales (Note 3)	2,608	1,205	5,060	2,929

Gross profit	432	197	656	510

Operating expenses (Note 3):
Sales and marketing	150	153	486	686
Administration	1,124	734	3,510	2,881
Research and development	60	43	318	202
	1,334	930	4,314	3,769
Other income (expense), net	125	(53)	222	(158)

Loss from continuing operations before income taxes (Note 7)	(777)	(786)	(3,436)	(3,417)

Income tax benefit from continuing operations	305	-	1,322	-

Loss from continuing operations	(472)	(786)	(2,114)	(3,417)

Discontinued operations (Note 4):
Income from discontinued operations	-	953	530	1,121
Gain (loss) on sale of discontinued operations, net of taxes	(305)	-	42,389	-

Income (loss) from discontinued operations	(305)	953	42,919	1,121

Net income (loss)	$(777)	$167	$40,805	$(2,296)

Other comprehensive loss:
Unrealized loss on marketable securities (Note 3):	(35)	-	(35)	-

Total comprehensive income (loss)	$(812)	$167	$40,770	$(2,296)

Basic earnings (loss) per share:
Loss from continuing operations	$(0.03)	$(0.05)	$(0.13)	$(0.20)
Income (loss) from discontinued operations	(0.02)	0.06	2.58	0.07
Net income	$(0.05)	$0.01	$2.45	$(0.13)

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.03)	$(0.04)	$(0.13)	$(0.20)
Income (loss) from discontinued operations	(0.02)	0.05	2.51	0.07
Net income (loss)	$(0.05)	$0.01	$2.38	$(0.13)

Weighted average common shares outstanding:
Basic	15,967	17,081	16,661	17,081
Diluted	15,967	17,600	17,118	17,081

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2017

(in thousands, except share data)

(unaudited)

	Common Stock			Retained
	Shares Outstanding,		Additional	Earnings	Accumulated
	Net of Shares of	Par	Paid-In	(Accumulated	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Deficit)	Loss	Stock	Total

Balance at December 31, 2016	17,080,776	$13	$56,378	$(19,687)	$-	$(30,742)	$5,962

Net income (as restated)	-	-	-	40,805	-	-	40,805
Unrealized loss	-	-	-	-	(35)	-	(35)
Proceeds from warrants exercised	51,000	-	69	-	-	-	69
Proceeds from options exercised	682,000	-	854	-	-	-	854
Treasury stock acquired	(5,385,315)	-	-	-	-	(11,802)	(11,802)
Share-based compensation expense	-	-	46	-	-	-	46
Tax benefits from exercise of warrants	-	-	179	-	-	-	179
Tax benefit allowance	-	-	(179)	-	-	-	(179)
Balance at September 30, 2017 (as restated)	12,428,461	$13	$57,347	$21,118	$(35)	$(42,544)	$35,899

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(as restated)

Cash flows from operating activities:
Net income (loss)	$40,805	$(2,296)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets, net of taxes	(42,389)	-
Change in valuation allowance, income tax	(1,322)	-
Depreciation	515	317
Amortization of loan origination and warrant expenses	10	18
Share-based compensation expense	46	1
Changes in operating assets and liabilities:
Accounts receivable	4,657	167
Inventory	744	133
Prepaid and other assets	112	-
Accounts payable	(1,653)	978
Accrued advertising and other allowances	(1,517)	(210)
Due to Mylan, Inc. and affiliates	319	-
Other current liabilities	(1,417)	22
Assets held for sale	(22)	-
Net cash used in operating activities	$(1,112)	$(870)

Cash flows from investing activities:
Net proceeds from the sale of asset	40,825	-
Purchase of marketable securities	(32,194)	-
Sale of marketable securities	8,518	-
Capital expenditures	(202)	(419)
Net cash provided by (used in) investing activities	16,947	(419)

Cash flows from financing activities:
Payments to retire Notes	(1,500)	-
Payments to acquire treasury stock	(11,802)	-
Proceeds from exercise of warrants	69
Proceeds from exercise of stock options	854	-
Net cash used in financing activities	(12,379)	-

Net decrease in cash and cash equivalents	3,456	(1,289)

Cash and cash equivalents at beginning of period	441	1,664

Cash and cash equivalents at end of period	$3,897	$375

Supplemental disclosures of cash flow information:

Interest paid	$54	$95
Income taxes paid	$1,350	$-

Non-cash investing activities:
Escrow receivable	$5,000	$-
Net unrealized losses, investments in marketable securities	$35	$-

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

Note 2 - Restatement of Previously Issued Financial Statements

The Company determined that when calculating its income tax provision related to the gain on the sale of discontinued operations, it incorrectly utilized available net operating losses without considering the statutory limitations imposed by the state of Pennsylvania, and that it incorrectly allocated the amount of income tax benefit resulting from the reversal of certain valuation allowances to continuing operations, which resulted in an overstatement of income the tax benefit from continuing operations and an understatement of the gain on sale of discontinued operations, which is presented net of taxes. In the process of this determination, the Company determined that such information existed at September 30, 2017 which affected the income tax benefit/ provision from continuing and discontinued operations reported in the three and nine months ended September 30, 2017. The Company concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of and for the three and nine months ended September 30, 2017 is material. As a result, the Company is restating its consolidated financial statements as of and for the three and nine months ended September 30, 2017. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the condensed consolidated balance sheet, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	As of September 30, 2017
	As originally reported	Adjustments	As restated

Income taxes payable	$-	$751	$751
Total current liabilities	2,432	751	3,183

Retained earnings	21,869	(751)	21,118
Total stockholders’ equity	36,650	(751)	35,899
Total liabilities and stockholders’ equity	$39,082	$-	$39,082

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below sets for the condensed consolidated statements of operations, including the balances as originally reported, adjustments, and the as restated amounts (in thousands):

	For the three months ended September 30, 2017
	As originally reported	Adjustments	As restated

Income tax benefit from continuing operations	$-	$305	$305
Loss from continuing operations	(777)	305	(472)

Gain on sale of discontinued operations, net of taxes	$-	(305)	(305)
Loss from discontinued operations, net of tax	-	(305)	(305)
Net loss	(777)	-	(777)

Basic loss per share:
Loss from continuing operations	$(0.05)	$0.02	$(0.03)
Loss from discontinued operations	-	(0.02)	(0.02)
Net loss	$(0.05)	$0.00	$(0.05)

Diluted loss per share:
Loss from continuing operations	$(0.05)	$0.02	$(0.03)
Loss from discontinued operations	-	(0.02)	(0.02)
Net loss	$(0.05)	$0.00	$(0.05)

	For the nine months ended September 30, 2017
	As originally reported	Adjustments	As restated

Income tax benefit from continuing operations	$18,113	$(16,791)	$1,322
Income (loss) from continuing operations	14,677	(16,791)	(2,114)

Gain on sale of discontinued operations, net of taxes	26,349	16,040	42,389
Income from discontinued operations	26,879	16,040	42,919
Net income	41,556	(751)	40,805

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.88	$(1.01)	$(0.13)
Income from discontinued operations	1.61	0.97	2.58
Net income	$2.49	$(0.04)	$2.45

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.86	$(0.99)	$(0.13)
Income income from discontinued operations	1.57	0.94	2.51
Net income	$2.43	$(0.05)	$2.38

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The table below sets forth the condensed consolidated statements of cash flows from operating activities, including the balances as originally reported, adjustments and as the restated balances (in thousands):

	For the nine months ended September 30, 2017
	As originally reported	Adjustments	As restated

Net income	$41,556	$(751)	$40,805
Gain on sale of assets, net of taxes	(26,339)	(16,050)	(42,389)
Change in valuation allowance, income tax	(19,473)	18,151	(1,322)
Other current liabilities	(67)	(1,350)	(1,417)
Net cash used in operating activities	$(4,323)	$-	$(4,323)

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 4 – Discontinued Operations, Sale of the Cold-EEZE® Business – continued

Pursuant to the Asset Purchase Agreement, we entered into a 90 day transition service arrangement with Mylan, for which we earned $150,000 in transition service fees through September 30, 2017. Pursuant to this arrangement, we (i) received, processed, fulfilled, and shipped customer orders, and billed such customers for these shipments on behalf of Mylan from March 30, 2017 to June 30, 2017, (ii) processed certain sales allowances, returns and other customer promotional deductions, and (iii) paid certain Cold-EEZE® Business expenses which are to be reimbursed by Mylan. At September 30, 2017, we have a balance due to Mylan of $319,000 which is comprised of (i) net billings to Mylan’s customers for product shipments, less sales and other allowances, of $1.0 million (ii) return allocation of $400,000 for future sales returns and allowances (see Note 3), offset by (iii) $1.5 million for product shipments and transition service fee due from Mylan and (iv) $240,000 for the reimbursement of certain Cold-EEZE® Business expenses we paid on behalf of Mylan. For the nine months ended September 30, 2017, the $150,000 transition service fees earned are recorded as a component of other income (expense).

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount
(as restated)
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(3,423)
Gain on sale of the Cold-EEZE® Business after income taxes	$42,389

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow	5,000
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

For the nine months ended September 30, 2017, we charged to discontinued operations $3.4 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $1.3 million as a consequence of the utilization of the federal and state net operating losses.

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
(unaudited)

Note 8 – Commitments and Contingencies – continued

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

For the three months ended September 30, 2017 dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock, in the form of stock options and warrants (“Common Stock Equivalents”), would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the three months ended September 30, 2017 there were 504,170 Common Stock Equivalents which were in the money, that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For the nine months ended September 30, 2017, for continuing operations diluted loss per share is the same as basic loss per share due to the inclusion of Common Stock Equivalents, would have an anti-dilutive effect on the loss per share from continuing operations. For the nine months ended September 30, 2017 there were 456,728 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share from discontinued operations computation.

For the three months ended September 30, 2016 there were 519,162 Common Stock Equivalents which were in the money, that were included in the fully diluted earnings per share computation. For the nine months ended September 30, 2016, for continuing operations dilutive earnings (loss) per share is the same as basic earnings per share due to (i) the inclusion of Common Stock Equivalents, would have an anti-dilutive effect on the loss per share or (ii) there were no Common Stock Equivalents for the respective period. For the nine months ended September 30, 2016, there were 342,248, Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

Note 10 – Subsequent Event

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

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended September 30, 2017 (as restated)

as Compared to the Three Months Ended September 30, 2016

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

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended September 30, 2017 was $472,000, or ($0.03) per share, as compared to a net loss of $786,000, or ($0.05) per share, for the three months ended September 30, 2016. Net loss from discontinued operations for the three months ended September 30, 2017 was $305,000, or ($0.02) per share, as compared to a net loss of $953,000, or ($0.06) per share, for the three months ended September 2016. Net loss for the three months ended September 30, 2017 was $777,000, or ($0.05) per share, as compared to a net income of $167,000, or $0.01 per share, for the three months ended September 30, 2016.

Financial Condition and Results of Operations

Results from Continuing Operations for the Nine Months Ended September 30, 2017 (as restated)

as Compared to the Nine Months Ended September 30, 2016

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

For the nine months ended September 30, 2017, we charged to discontinued operations $3.4 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $1.3 million as a consequence of the utilization of the federal and state net operating losses.

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

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $42.4 million, net of $3.4 million of income tax.

As a result of the effects of the above, the net loss from continuing operations for the nine months ended September 30, 2017 was $2.1 million, or ($0.13) per share, as compared to a net loss of $3.4 million, or ($0.20) per share, for the nine months ended September 30, 2016. Net income from discontinued operations for the nine months ended September 30, 2017 was $42.9 million, or $2.58 per share, as compared to net income of $1.1 million, or $0.07 per share, for the nine months ended September 30, 2016. Net income for the nine months ended September 30, 2017 was $40.8 million, or $2.45 per share, as compared to a net loss of $2.3 million, or ($0.13) per share, for the nine months ended September 30, 2016.

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

General

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2017, we had working capital of approximately $30.6 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital, cash required to fund operations and available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Principal Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017. Based on this evaluation, our Chief Executive Officer and Principal Accounting Officer have concluded that, as of that date and due to the material weakness described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2017, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. In addition, management has begun implementation of some of the remediation measures in August 2018 to address the material weakness identified as a result of the Restatement.

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

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018, in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of September 30, 2017 and at December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

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

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of our Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2017, except as follows:

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

Date: August 20, 2018

