Form 10-K/A
period 2017-12-31
ProPhase Labs, Inc.
filed 2018-08-20
CIK 868278

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

explanatory note

On August 10, 2018, the Company’s management, after consultation and discussions with EisnerAmper LLP, the Company’s independent registered public accounting firm, and the Audit Committee of the Board of Directors, concluded that the Company’s previously issued audited consolidated financial statements for the fiscal year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K for such period and unaudited condensed consolidated financial statements for the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 (collectively the “Restated and Revised Periods”) included in the Company’s Quarterly Reports on Form 10-Q for such periods should no longer be relied upon, and determined that these financial statements will be restated due to the identification of certain accounting errors related to income tax accounting.

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

Based on its review, the Company has determined that its income tax expense was understated and its net income was overstated by approximately $1.2 million for the fiscal year ended December 31, 2017. Concurrently with the filing of this Form 10-K/A, the Company is filing amendments on Form 10-Q/A to its Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and March 31, 2018 to correct the errors described above.

The corrections to the Restated and Revised Periods, which we refer to herein collectively as the “Restatement”, were prepared following an independent review by the Company.

Description of the Restatement

In completing our Federal and State income tax preparation review procedures for filing of the Federal and State income tax returns for the fiscal year ended December 31, 2017 during the second quarter of fiscal 2018, the Company identified an error in the accounting treatment of state Net Operating Loss (NOL) limitations which resulted in the overstatement of income tax receivable for $0.5 million, the understatement of the state income tax liability of approximately $0.7 million as of December 31, 2017 and a corresponding overstatement of net income of $1.2 million for the year ended December 31, 2017. We also identified an error in our treatment of the reversal of certain valuation allowances in 2017 and their allocation between continuing and discontinued operations, resulting in the overstatement of the tax benefit allocated to continuing operations and an equal overstatement of the tax provision for discontinued operations of approximately $15.3 million for the year ended December 31, 2017, which had no further impact on net income.

For additional information regarding the corrections to the financial statements in the Restated and Revised Periods, see Notes 2, 4, and 9 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data”.

Internal Controls Over Financial Reporting

As a result of the Restatement, we also concluded that we had a material weakness related to the control over financial reporting. For more information regarding management’s assessment of internal control over financial reporting and disclosure controls and procedures, as well as the related remediation actions, refer to Item 9A “Controls and Procedures” in this Annual Report on Form 10-K/A.

Items Amended by this Form 10-K/A

This Form 10-K/A amends and restates the entire contents of the original Form 10-K. The portions of this Form 10-K/A that have been revised to give effect to the Restatement and matters related thereto are as follows:

●	Item 1 Business
●	Item 1A. Risk Factors
●	Item 6. Selected Financial Data
●	Item 7. Management’s Discussions and Analysis of Financial Condition and Results of Operations
●	Item 8. Financial Statements and Supplementary Data
●	Item 9A. Controls and Procedures
●	Item15. Exhibits, Financial Statement Schedule

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2), and the Company has provided its revised audited consolidated financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibit 101.

Except as described above, no other changes have been made to the Company’s Annual Report on Form 10-K ended December 31, 2017 (the “Original Filing”). This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

Revenues from continuing operations for Fiscal 2017, 2016 and 2015 were $9.9 million, $4.2 million and $2.5 million, respectively. As of December 31, 2017, we had working capital of approximately $26.6 million, including $18.8 million of marketable securities available for sale. We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 31, 2019.

Net income (loss) for Fiscal 2017, 2016 and 2015 were $40.6 million, ($2.9) million and ($3.6) million, respectively. Additionally, total long-lived assets for Fiscal 2017 and 2016 were $2.7 million and $3.2 million, respectively.

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

Direct Marketing Services

In August 2017, we formed PDM a Delaware corporation and wholly-owned subsidiary. Our objective is for PDM to become an independent full-service direct marketing agency. PDM’s first initiative will be to market the TK Supplements® product line. If successful, this may lead to the marketing of other companies’ consumer products.

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

We have a history of losses.

We have experienced net losses from continuing operations before income tax for our last three fiscal years. As of December 31, 2017, we had working capital of approximately $26.6 million, which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 2019. As a consequence of our enhanced liquidity following the sale of our Cold-EEZE® Business, we are actively in exploring new product technologies, applications, product line extensions and other new product opportunities and will also consider and pursue other alternatives and strategies, including, but not limited to, investments and acquisitions in other sectors and industries.  There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability.

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

For the years ended December 31, 2017, 2016 and 2015, our revenues from continuing operations have come principally from our PMI contract manufacturing services. Our contract manufacturing business is dependent on demand for the products we manufacture for our customers and we have no control or influence over the market demand for those products. Demand for our customers’ products can be adversely affected by, among other things, regulatory issues, the loss of patent or other intellectual property rights protection, the emergence of competing products, competition from other contract manufacturers, negative public or consumer perception of those products or our industry and changes in the marketing strategies for such products. If production volumes of products that we manufacture for third-parties and related revenues are not maintained or if there is any change in the terms or termination of our manufacturing agreement with Mylan, it may have a material adverse impact on our business, financial condition and results of operations.

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

We may require additional capital to support our product development and commercialization programs. The amount of capital that may be needed to support our product development initiatives will depend on many factors which may include, but are not limited to (i) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required (ii) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of such products, and (iii) the revenue we generate from our manufacturing services and the expenses incurred in marketing our manufacturing capabilities.

Income from PMI manufacturing business and our TK Supplements® products line may not generate all the funds we need to support future product development and commercialization. We may need to access our 2015 equity line with Dutchess Opportunity Fund II, LP (“Dutchess”) to finance our growth. Our equity line is limited, and expires in July 2018, however, and may not be sufficient to meet our capital requirements. Furthermore, any shares we sell to Dutchess under the equity line will have a dilutive effect on the ownership percentage of existing stockholders.

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

In completing our Federal and State tax preparation review procedures during the second quarter of 2018, the Company identified errors in the treatment of the Net Operating Loss (NOL) limitations and our treatment of the amount of tax benefit allocated to continuing operations. We did not perform an effective risk assessment related to our internal controls over the accounting for income taxes. As a result, we identified a deficiency in the design of our internal control over financial reporting related to our accounting for income taxes, which affected the recording of income tax accounts by us in our interim and annual consolidated financial statements during 2017, including audit adjustments to the income tax accounts. As described under “Item 9A. Controls and Procedures” below, our management has concluded that this deficiency constitutes a material weakness in our internal control over financial reporting and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of December 31, 2017.

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

	2017		2016
Quarter Ended	High	Low	High	Low

March 31,	$2.27	$1.90	$1.51	$1.16
June 30,	$2.24	$1.87	$1.47	$1.22
September 30,	$2.29	$2.01	$2.06	$1.29
December 31,	$2.30	$2.05	$2.16	$1.92

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

Item 6. Selected Financial Data

As discussed further in Note 2 of the “Notes to the Consolidated Financial Statements” contained in Item 8 of this Form 10-K/A, we restated our consolidated financial statement to correct certain errors in our previously issued financial statements. The following table sets forth the selected financial data appearing in or derived from our consolidated financial statements for and at the end of the years ended December 31, 2017, 2016, 2015, 2014 and 2013. The selected financial data should be read in conjunction with the consolidated financial statements appearing elsewhere herein, and with Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(as restated)
Statement of Income Data:
Net sales	$9,867	$4,206	$2,518	$1,523	$1,947
Gross profit	$1,948	$997	$832	$1,567	$1,890
Income (loss) from continuing operations	$(2,242)	$(4,006)	$(2,094)	$(4,599)	$(507)
Income (loss) from discontinued operations	$42,831	$1,138	$(1,506)	$(3,235)	$912
Net income (loss)	$40,589	$(2,868)	$(3,600)	$(7,834)	$405

Basic income (loss) per share:
Continuing operations	$(0.14)	$(0.24)	$(0.13)	$(0.28)	$(0.03)
Discontinued operations	$2.75	$0.07	$(0.09)	$(0.19)	$0.06
Net income (loss)	$2.61	$(0.17)	$(0.22)	$(0.47)	$0.03
Diluted income (loss) per share:
Continuing operations	$(0.14)	$(0.24)	$(0.13)	$(0.28)	$(0.03)
Discontinued operations	$2.73	$0.07	$(0.09)	$(0.19)	$0.05
Net income (loss)	$2.59	$(0.17)	$(0.22)	$(0.47)	$0.02

Weighted average shares outstanding:
Basic	15,565	17,081	16,398	16,773	15,839
Diluted	15,696	17,081	16,398	16,773	16,276

	As of December 31,
	2017	2016	2015	2014	2013
	( as restated)
Balance Sheet Data:
Working capital	$26,605	$2,787	$7,345	$8,217	$6,655
Total assets	$33,659	$12,802	$14,829	$16,057	$17,420
Long term debt and other obligations	$-	$-	$1,466	$100	$200
Stockholders’ equity	$31,847	$5,962	$8,829	$10,716	$12,596

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

Restated and revision of the consolidated financial statements

As discussed in the Explanatory Note, this Amendment to Form 10-K (this Amendment), amends and restates the Company’s consolidated financial statements and related disclosures in Part II, Item 8. “Financial Statements and Supplementary Data” as of and for the year ended December 31, 2017 to reflect the correction of certain errors discussed in Note 2 Restatement of Previously Issued Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

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

Income Taxes

As of December 31, 2017, we have net operating loss carry-forwards of approximately $12.2 million for federal tax purposes that will expire beginning in Fiscal 2020 through 2036. Additionally, there are net operating loss carry-forwards of $13.8 million for state tax purposes that will expire beginning in Fiscal 2019 through 2037. Until sufficient taxable income to offset the temporary timing differences attributable to operations, and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided. As a consequence of the accumulated losses of the Company, we believe that this allowance is required due to the uncertainty of realizing these tax benefits in the future.

On December 22, 2017, the President of the United States signed into law legislation that is commonly referred to as the Tax Cuts and Jobs Act (“The TCJA”). This legislation reduced the U.S. corporate tax rate from the existing graduated rate of 15-35% to a flat 21% for tax years beginning after December 31, 2017. As a result of the enacted law, we were required to revalue our deferred tax assets and liabilities existing as of December 31, 2017 from the graduated 15-35% federal rate then in effect through the end of 2017, to the new flat 21% rate. This revaluation resulted in a reduction to our deferred tax asset of $1.8 million. This amount was offset by a corresponding reduction to our valuation allowance. The other provisions of the TCJA did not have a material impact on our December 31, 2017 consolidated financial statements. Estimates used to prepare our income tax expense are based on our initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U. S. Treasury regarding implementation of the TCJA, and the potential for additional guidance from the Securities and Exchange Commission and the FASB related to the TCJA, these estimates may be adjusted during Fiscal 2018 to reflect any such guidance provided.

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

Interest income and interest expense for Fiscal 2017 was $231,000 and $54,000, respectively, as compared to $1,000 and $213,000, respectively, for Fiscal 2016. The increase in interest income in Fiscal 2017 as compared to Fiscal 2016 is principally due to interest earned on our investment account. The decrease in interest expense is principally due to the retirement of the 12% Secured Promissory Notes. (see Note 6 of our Consolidated Financial Statements in Item 8 of this Annual Report).

The other income for Fiscal 2017 was $150,000 as compared to zero for Fiscal 2016. The increase in other income is principally due to the transition service fees earned pursuant to the terms of the transition services agreement with Mylan.

For Fiscal 2017, we charged $3.5 million to discontinued operations for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we have realized an income tax benefit from continuing operations of $1.4 million as a consequence of the utilization of the federal and state net operating losses.

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

As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $42.3 million, net of $3.5 million of income tax in Fiscal 2017.

As a result of the effects of the above, the loss from continuing operations for Fiscal 2017 was $2.2 million, or ($0.14) per share, as compared to a loss from continuing operations of $4.0 million, or ($0.24) per share, for Fiscal 2016. Income from discontinued operations for Fiscal 2017 was $42.8 million, or $2.75 per share, as compared to income from discontinued operations of $1.1 million, or $0.07 per share, for Fiscal 2016. Net income for Fiscal 2017 was $40.6 million, or $2.61 per share, as compared to a net loss of $2.9 million, or ($0.17) per share for Fiscal 2016.

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

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable securities as of December 31, 2017 were $21.9 million as compared to $441,000 at December 31, 2016. Our working capital was $26.6 million and $2.8 million as of December 31, 2017 and 2016, respectively. The increase of $21.5 million in our cash and cash equivalents and marketable securities balance for the 12 months ended December 31, 2017 was principally due to the net effect of (i) the net proceeds of $40.8 million, excluding the $5.0 million escrow receivable, derived from the sale of the Cold-EEZE® Business, and (ii) proceeds from the exercise of stock options and warrants of $1.5 million, offset by (iii) payments of $1.5 million to retire the secured promissory notes (see Note 6 of our consolidated financial statements in Item 8 of this Annual Report), (iv) payments of $16.3 million for the repurchase of our Common Stock pursuant to the terms of the two tender offers and certain stock purchase agreements (described below), (v) cash used in operations of $2.8 million and (vi) capital expenditures of $208,000.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant accounting policies are described in Note 3 of the Notes to Consolidated Financial Statements included under Item 8 of this Part II. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting policies, estimates and disclosures have been discussed with the Audit Committee of our Board of Directors. A discussion of our critical accounting policies and estimates, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

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

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We will adopted the provisions of the new standard in the first quarter of 2018. We have determined the following pertaining to the impact of adopting ASU 2014-09:

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

Restatement of Previously Issued Financial Statements

As discussed in Note 2 to the consolidated financial statements, the December 31, 2017 consolidated financial statements have been restated to correct for certain income tax related misstatements.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2010.

EISNERAMPER LLP

Iselin, New Jersey

March 28, 2018, except as to the restatement discussed in Note 2 and its related effects on the consolidated financial statements, as to which the date is August 20, 2018

PROPHASE LABS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
	(as restated)

ASSETS
Cash and cash equivalents	$3,173	$441
Marketable securities, available for sale	18,765	-
Escrow receivable-current portion	2,500	-
Accounts receivable, net	1,945	5,770
Inventory	1,531	2,736
Prepaid expenses and other current assets	481	680
Assets held for sale	22	-
Total current assets	28,417	9,627

Property, plant and equipment, net of accumulated depreciation of $5,471 and $5,134, respectively	2,742	3,175
Escrow receivable	2,500	-
Total assets	$33,659	$12,802

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Secured promissory notes, net	$-	$1,490
Accounts payable	562	2,156
Accrued advertising and other allowances	200	2,805
Other current liabilities	1,050	389
Total current liabilities	1,812	6,840

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 27,696,593 and 26,313,593 shares, respectively	14	13
Additional paid-in-capital	58,034	56,378
Retained earnings (accumulated deficit)	20,902	(19,687)
Treasury stock, at cost, 16,566,701 and 9,232,817 shares	(47,025)	(30,742)
Accumulated comprehensive loss	(78)	-
Total stockholders’ equity	31,847	5,962
Total liabilities and stockholders’ equity	$33,659	$12,802

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	Year Ended December 31,
	2017	2016	2015
	(as restated)

Net sales	$9,867	$4,206	$2,518
Cost of sales	7,919	3,209	1,686
Gross profit	1,948	997	832
Operating expenses:
Sales and marketing	699	1,700	303
Administrative	4,808	2,733	2,267
Research and development	431	358	340
Total operating expense	5,938	4,791	2,910

Interest income	231	1	2
Interest expense	(54)	(213)	(18)
Other income	150	-	-
Total Interest and other income (expense)	327	(212)	(16)

Loss from continuing operations before income taxes	(3,663)	(4,006)	(2,094)
Income tax benefit from continuing operations	1,421	-	-
Income (loss) from continuing operations	(2,242)	(4,006)	(2,094)

Discontinued operations:
Income (loss) from discontinued operations	530	1,138	(1,506)
Gain on sale of discontinued operations, net of taxes	42,301	-	-
Income (loss) from discontinued operations	42,831	1,138	(1,506)

Net income (loss)	$40,589	$(2,868)	$(3,600)

Other comprehensive income (loss):
Unrealized loss on marketable securities	(78)	-	-
Total comprehensive income (loss)	$40,511	$(2,868)	$(3,600)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.24)	$(0.13)
Income (loss) from discontinued operations	2.75	0.07	(0.09)
Net income (loss)	$2.61	$(0.17)	$(0.22)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$(0.14)	$(0.24)	$(0.13)
Income (loss) from discontinued operations	2.73	0.07	(0.09)
Net income (loss)	$2.59	$(0.17)	$(0.22)

Weighted average common shares outstanding:
Basic	15,565	17,081	16,398
Diluted	15,696	17,081	16,398

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Comprehensive Loss	Treasury Stock	Total

Balance at January 1, 2015	15,892,296	$13	$54,664	$(13,219)	$-	$(30,742)	$10,716

Net loss				(3,600)			(3,600)
Share-based compensation expense			135				135
Issuance of warrants in connection with secure promissory notes			14				14
Common stock issued	1,188,480		1,564				1,564
Balance at December 31, 2015	17,080,776	13	56,377	(16,819)	-	(30,742)	8,829

Net loss				(2,868)			(2,868)
Share-based compensation expense			1				1
Balance at December 31, 2016	17,080,776	13	56,378	(19,687)	-	(30,742)	5,962

Net income (as restated)				40,589			40,589
Unrealized loss					(78)		(78)
Proceeds for warrants exercised	51,000		69				69
Proceeds for options exercised	1,332,000	1	1,509				1,510
Treasury stock acquired	(7,333,884)					(16,283)	(16,283)
Share-based compensation expense			78				78
Balance at December 31, 2017 (as restated)	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2017	2016	2015
	(as restated)

Cash flows from operating activities:
Net income (loss)	$40,589	$(2,868)	$(3,600)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on sale of assets, net of taxes	(42,301)	-	(9)
Income tax benefit	(1,421)	-	-
Depreciation	337	426	367
Loss on fixed asset disposal	291	-	-
Amortization of loan origination and warrant expenses	10	24
Share-based compensation expense	78	1	135
Changes in operating assets and liabilities:
Accounts receivable	3,825	(1,770)	1,836
Inventory	1,205	1,595	(1,039)
Prepaid expenses and other assets	199	1,204	(480)
Accounts payable	(1,594)	1,166	323
Income tax payable	(1,350)	-	-
Accrued advertising and other allowances	(2,605)	297	(1,177)
Other operating assets and liabilities, net	(138)	(547)	147
Accrued sales allowance transfer to purchaser-due to Mylan	59	-	-
Assets held for sale	(22)	-	-
Net cash used in operating activities	(2,838)	(472)	(3,497)

Cash flows from investing activities:
Net proceeds from sale of asset	40,825	-	9
Purchase of marketable securities	(31,693)	-	-
Sale of marketable securities	12,850	-	-
Capital expenditures	(208)	(651)	(718)
Net cash flows provided by (used in) investing activities	21,774	(651)	(709)

Cash flows from financing activities:
Payments to retire Notes	(1,500)	-	-
Payments to acquire treasury stock	(16,283)	-	-
Proceeds for exercise of warrants	69	-	-
Proceeds for exercise of stock options	1,510	-	-
Proceeds from issuance of common stock	-	-	1,564
Payment of long term obligation	-	(100)	(100)
Secured promissory note issuance costs	-	-	(20)
Proceeds from secured promissory note	-	-	1,500
Net cash provided by (used in) financing activities	(16,204)	(100)	2,944

Net increase (decrease) in cash and cash equivalents	2,732	(1,223)	(1,262)

Cash and cash equivalents at beginning of year	441	1,664	2,926

Cash and cash equivalents at end of year	$3,173	$441	$1,664

Supplemental disclosures of cash flow information:
Interest paid	$54	$190	$6
Income taxes paid	$1,350	$-	$-
Issuance of warrants in connection with secured promissory notes	$-	$-	$14

Non-cash investing activities:
Escrow receivable	$5,000	$-	$-
Net unrealized losses, investments in marketable securities	$(78)	$-	$-

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company determined that when calculating its income tax provision related to the gain on sale of discontinued operations, it incorrectly utilized available net operating losses without considering the statutory limitations imposed by the state of Pennsylvania, and that it incorrectly allocated the amount of income tax benefit resulting from the reversal of certain valuation allowances to continuing operations, which resulted in an overstatement of income the tax benefit from continuing operations and an understatement of the gain on sale of discontinued operations, which is presented net of taxes. In the process of this determination, the Company determined that such information existed at December 31, 2017 which affected the income tax benefit/ provision from continuing and discontinued operations reported in the year ended December 31, 2017. The Company concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of and for the year ended December 31, 2017 is material. As a result, the Company is restating its consolidated financial statements as of and for the year ended December 31, 2017. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the consolidated balance sheet, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	As of December 31, 2017
	As originally reported	Adjustments	As restated

Income tax receivable	$502	$(502)	$-
Total current assets	28,919	(502)	28,417
Total assets	$34,161	$(502)	$33,659

Other current liabilities	$310	$740	$1,050
Total current liabilities	1,072	740	1,812

Retained earnings	22,144	(1,242)	20,902
Total stockholders’ equity	33,089	(1,242)	31,847
Total liabilities and stockholders’ equity	$34,161	$(502)	$33,659

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS - (continued)

The table below sets for the consolidated statements of operations, including the balances as originally reported, adjustments, and the as restated amounts (in thousands):

	For the year ended December 31, 2017
	As originally reported	Adjustments	As restated

Income tax benefit from continuing operations	$17,990	$(16,569)	$1,421
Income (loss) from continuing operations	14,327	(16,569)	(2,242)

Gain on sale of discontinued operations, net of taxes	26,974	15,327	42,301
Income from discontinued operations	27,504	15,327	42,831
Net income	41,831	(1,242)	40,589
Total comprehensive income	41,753	(1,242)	40,511

Basic earnings per share:
Income (loss) from continuing operations	$0.92	$(1.06)	$(0.14)
Income from discontinued operations	1.77	0.99	2.75
Net income	$2.69	$(0.08)	$2.61

Diluted earnings per share:
Income (loss) from continuing operations	$0.92	$(1.07)	$(0.14)
Income from discontinued operations	1.75	0.98	2.73
Net income	$2.67	$(0.09)	$2.59

The table below sets forth the consolidated statements of cash flows from operating activities, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	For the year ended December 31, 2017
	As originally reported	Adjustments	As restated

Net income	$41,831	$(1,242)	$40,589
Gain on sale of assets, net of taxes	(26,974)	(15,327)	(42,301)
Income tax benefit	(17,990)	16,569	(1,421)
Income tax receivable	(502)	502	-
Income taxes payable	(848)	(502)	(1,350)
Net cash used in operating activities	$(2,838)	$-	$(2,838)

The restatement had no impact on cash flows from investing activities or financing activities or net increase in cash.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC heathcare and dietary supplement products sold in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements.

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

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of December 31, 2017, we had working capital of approximately $26.7 million, including $18.8 million marketable securities available for sale. We believe our current working capital at December 31, 2017 is at an acceptable and adequate level to support our business for at least the next twelve months ending March 31, 2019.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. The depreciation expense is computed in accordance with the estimated asset lives (see Note 5).

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$1,744	$-	$1,744
Corporate obligations	-	17,021	-	17,021
	$-	$18,765	$-	$18,765

Revenue Recognition

We generate sales principally through two types of customers, contract manufacturing customers and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers was $9.7 million and $201,000 for Fiscal 2017, $4.1 million and $67,000 for Fiscal 2016 and $2.4 million and $86,000 for Fiscal 2015, respectively. (see Notes 9 and 13 for discussion of a significant contract manufacturing agreement and sales concentration). Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

Stock and stock options for purchase of our common stock $0.005 per value, (“Common Stock”) have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 7). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. In Fiscal 2017, 2016 and 2015, we charged to operations $78,000, $1,000 and $135,000, respectively, for share-based compensation expense for the aggregate fair value of stock and stock grants issued, and vested stock options earned.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (continued)

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

NOTE 4 – DISCONTINUED OPERATIONS, SALE OF COLD-EEZE® BUSINESS

Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for Fiscal 2017, 2016 and 2015, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 9). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

NOTE 4 – DISCONTINUED OPERATIONS, SALE OF COLD-EEZE® BUSINESS - (continued)

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

The net proceeds received from the sale of the Cold-EEZE® Business were as follows (in thousands):

Amount
(as restated)
Gross consideration from the sale of the Cold-EEZE® Business	$50,000
Closing and transaction costs	(4,175)
Net proceeds from sale of the Cold-EEZE® Business	45,825
Book value of assets sold	(13)
Gain on sale of the Cold-EEZE® Business before income taxes	45,812
Income tax expense	(3,511)
Gain on sale of the Cold-EEZE® Business after income taxes	$42,301

Net proceeds:
Cash paid at closing, net of closing and transaction costs	$43,145
Proceeds due on sale of assets, cash held in escrow	5,000
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

The following table sets forth the condensed operating results of our discontinued operations for Fiscal 2017, 2016 & 2015, respectively, (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net sales	$4,687	$16,808	$18,087
Cost of sales	2,036	7,738	6,741
Sales and marketing	1,720	5,385	7,395
Administration	350	2,329	4,719
Research and development	51	218	738
Income (loss) from discontinued operations	$530	$1,138	$(1,506)

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

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

NOTE 6 – SECURED PROMISSORY NOTES AND OTHER OBLIGATIONS

Secured Promissory Notes

On December 11, 2015, we executed two subscription agreements (the “Subscription Agreements”) with the investors named therein (the “Investors”) providing for the purchase of 12% Secured Promissory Notes – Series A (“Notes”) in the aggregate principal amount of up to $3.0 million and warrants to purchase shares of our Common Stock (the “Warrants”).

Notes in the amount of $1.5 million and 51,000 Warrants, with at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries Pharmaloz Manufacturing Inc. and Quigley Pharma Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which were recorded as a reduction of the Notes, and the origination costs were charged to interest expense over the term of the loan. The Warrants had an exercise term equal to three years and were exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000, which is recorded as a reduction of the Notes and was charged to interest expense over the term of the loan (see Note 7).

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

NOTE 6 – SECURED PROMISSORY NOTES AND OTHER OBLIGATIONS- (continued)

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

On December 20, 2012, we and the Godfreys, including the Estate of Nancy Jane Godfrey, entered into a Settlement Agreement and Mutual General Release (the “Godfrey Settlement Agreement”), pursuant to which we resolved all disputes, including claims asserted by us and counterclaims asserted against us in the action. Pursuant to the terms of the Godfrey Settlement Agreement, we paid the Godfreys $2.1 million in December 2012 and we paid four additional annual payments of $100,000 due each December of Fiscal 2013, 2014, 2015 and 2016. Each annual payment in the amount of $100,000 accrued interest at the per annum rate of 3.25%. The annual installment of $103,000 and $107,000, inclusive of accrued interest, were paid in Fiscal 2016 and 2015, respectively. The Fiscal 2016 installment was the final required payment under the Godfrey Settlement Agreement. Under the Godfrey Settlement Agreement, the Godfreys assigned, transferred and conveyed to us all of their right, title, and interest in U.S. Trademark Registration No. 1,838,542 for the trademark Cold-EEZE®, among other intellectual property associated with such trademark, which as discussed in Note 4 and Note 10 was sold to Mylan in 2017.

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION

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

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

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

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

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

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

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

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

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

NOTE 7 – STOCKHOLDERS’ EQUITY AND STOCK COMPENSATION - (continued)

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

NOTE 8 – DEFINED CONTRIBUTION PLANS

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	2017	2016	2015
	(as restated)
Current

Federal	$(1,245)	$-	$-
State	$(176)	-	-
	(1,421)	-	-
Deferred
Federal	15,412	(936)	(1,403)
State	682	(66)	(73)
	16,094	(1,002)	(1,476)
Total	$14,673	$(1,002)	$(1,476)

Income taxes from continuing operations before valuation allowance	$14,673	$(1,002)	$(1,476)
Change in valuation allowance	(16,094)	1,002	1,476
Income tax benefit	(1,421)	-	-
Total	$(1,421)	$-	$-

Discontinued Operations
Current
Federal	$1,245	$-	$-
State	2,266	-	-
	3,511	-	-
Deferred
Federal	-	-	-
State	-	-	-
	-	-	-
Total	$3,511	$-	$-

Income taxes from discontinued operations before valuation allowance	$3,511	$-	$-
Change in valuation allowance	-	-	-
Income tax expense	3,511	-	-
Total	$3,511	$-	$-

Total	$2,090	$-	$-

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES - (continued)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2017	2016	2015
	(as restated)
Statutory rate - federal	$14,512	$(975)	$(1,224)
State taxes, net of federal benefit	2,061	(41)	(305)
Rate Change	1,804
Permanent differences and other	(193)	14	53
Income tax from continuing operation before valuation allowance	18,184	(1,002)	(1,476)

Change in valuation allowance	(16,094)	1,002	1,476

Income tax expense	2,090	-	-
Total	$2,090	$-	$-

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(as restated)
Net operating loss and capital loss carryforward	$3,595	$18,019	$16,921
Consulting-royalty costs	-	-	(8)
Trademark	21	576	671
Investment in Phusion	33	938	1,103
Depreciation	41	(304)	(103)
Other	604	1,159	802
Valuation allowance	(4,294)	(20,388)	(19,386)
Total	$-	$-	$-

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating loss (“NOL”) carryforwards could be used can be predicted to be more likely than not. The net change in the valuation allowance for Fiscal 2017, 2016 and 2015 was ($16.1) million, $1.0 million and $1.6 million, respectively. Certain exercises of options and warrants, and restricted stock issued for services that became unrestricted resulted in reductions to taxes currently payable and a corresponding increase to additional-paid-in-capital for prior years. In addition, certain tax benefits for option and warrant exercises totaling $6.5 million are deferred and will be credited to additional-paid-in-capital, and not income tax expense, if the NOL’s attributable to these exercises are utilized. The net operating loss carry-forwards currently approximate $12.2 million for federal purposes will expire beginning in Fiscal 2020 through 2036. Additionally, there are net operating loss carry-forwards of $13.8 million for state purposes that will expire beginning in Fiscal 2019 through 2037. Included in other current liabilities on the December 31, 2017 consolidated balance sheet is $0.7 million of income taxes payable.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – INCOME TAXES - (continued)

On December 22, 2017, the President of the United States signed into law legislation that is commonly referred to as the Tax Cuts and Jobs Act (“The TCJA”). This legislation reduced the U.S. corporate tax rate from the existing graduated rate of 15-35% to a flat 21% for tax years beginning after December 31, 2017. As a result of the enacted law, we were required to revalue our deferred tax assets and liabilities existing as of December 31, 2017 from the graduated 15-35% federal rate in effect through the end of 2017, to the new flat 21% rate. This revaluation resulted in a reduction to our deferred tax asset of $1.8 million. This amount was offset by a corresponding reduction to our valuation allowance. The other provisions of the TCJA did not have a material impact on our December 31, 2017 consolidated financial statements. Estimates used to prepare our income tax expense are based on our initial analysis of the TCJA. Given the complexity of the TCJA, anticipated guidance from the U.S. Treasury regarding implementation of the TCJA, and the potential for additional guidance from the Securities and Exchange Commission and the FASB related to the TCJA, these estimates may be adjusted during Fiscal 2018 to reflect any such guidance provided.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES - (continued)

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

Under his 2015 Employment Agreement, Mr. Karkus agreed to an annual base salary of $675,000 as Chief Executive Officer. Mr. Karkus was eligible to receive an annual increase in base salary and could be awarded a bonus in the sole discretion of the Compensation Committee. He was also entitled to receive regular benefits routinely provided to other senior executives of the Company. In the event of a termination by the Company of the employment of Mr. Karkus without cause or due to a voluntary resignation by Mr. Karkus with Good Reason (as defined in his 2015 Employment Agreement), Mr. Karkus was entitled to receive 1.5 times his base salary (“Mr. Karkus Severance”), with one-half of such amount to be paid as a lump sum severance payment in cash and the remaining one-half paid in 12 equal consecutive, monthly installments commencing on the first business day of the month following the effective date of the termination. In addition, all of the stock options and/or restricted stock then held by Mr. Karkus would automatically vest concurrently upon such termination of employment, regardless of any prior existing vesting schedules. If Mr. Karkus’ employment was terminated without cause or leaves with Good Reason in contemplation of (or within 24 months following) a change in control of the Company, then, in lieu of the Mr. Karkus Severance payment described above, Mr. Karkus would instead receive a one-time severance payment in cash equal to the greater of (i) $1.5 million, and (ii) 199 percent of his average annual total Form W-2 compensation for the three calendar years immediately preceding the date of termination.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES - (continued)

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

NOTE 11 – JOINT VENTURE

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

NOTE 12 – EARNINGS PER SHARE

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

For Fiscal 2017, diluted loss per share from continuing operations is the same as basic earnings per share due to the inclusion of Common Stock, in the form of stock options and warrants, would have an anti-dilutive effect on the loss per share. For Fiscal 2017, there were 954,500 Common Stock Equivalents which were in the money that were included in the fully diluted earnings per share from discontinued operations and net income computation. For Fiscal 2016 and 2015, diluted earnings per share is the same as basic earnings per share due to the inclusion of Common Stock, in the form of stock options and warrants, would have an anti-dilutive effect on the loss per share. For Fiscal 2016 and 2015, there were Common Stock Equivalents in the amount of 430,636 and 337,186, respectively, which were in-the-money that were excluded in the earnings per share computation due to their dilutive effect. In addition, for Fiscal 2016 and 2015, there were Common Stock Equivalents in the amount of 403,000 and 420,500, respectively, which were out-of-the-money (the exercise price of the stock option was greater than the average market price for the period), that were excluded in the earnings per share computation due to their dilutive effect.

NOTE 13 – SIGNIFICANT CUSTOMERS

Revenues from continuing operations for Fiscal 2017, 2016 and 2015 were $9.9 million, $4.2 million and $2.5 million, respectively. Three third-party contract manufacturing customers accounted for 61.7%, 16.1% and 11.1%, respectively, of our Fiscal 2017 revenues from continuing operations. Three third-party contract customers accounted for approximately 66.6%, 14.7% and 10.3%, respectively, of our Fiscal 2016 revenues from continuing operations. Two third-party contract customers accounted for approximately 60.0% and 24.5%, respectively, of our Fiscal 2015 revenues from continuing operations. The loss of sales to any one or more of these large retail or third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

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

NOTE 14 – SUBSEQUENT EVENT

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on our review, our management, including our Chief Executive Officer and Principal Accounting Officer, concluded that due to the material weakness described below, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

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
Ted Karkus, Chairman of the Board,
Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted Karkus and Monica Brady, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K/A, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

By:	/s/ Ted Karkus	By:	/s/ Monica Brady

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	August 20, 2018
Ted Karkus	(Principal Executive Officer)