Form 10-Q/A
period 2018-03-31
ProPhase Labs, Inc.
filed 2018-08-20
CIK 868278

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

Description of the Restatement

In completing our Federal and State income tax preparation review procedures for filing of the Federal and State income tax returns for the fiscal year ended December 31,2017 during the second quarter of fiscal 2018, the Company identified an error in the accounting treatment of state Net Operating Loss (NOL) limitations which resulted in the overstatement of income tax receivable of $0.5 million, the understatement of state income tax liability and expense of $0.7 million as of March 31, 2018 and a corresponding overstatement of retained earnings of $1.2 million as of March 31, 2018.

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

Except as described above, no other changes have been made to the Company’s Quarterly Report on Form 10-Q ended March 31, 2018 (the “Original Filing”). This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
	(as restated)
ASSETS
Cash and cash equivalents (Note 3)	$3,387	$3,173
Marketable securities, available for sale	18,327	18,765
Escrow receivable, current portion (Note 9)	5,000	2,500
Accounts receivable, net (Note 3)	1,785	1,945
Inventory (Note 3)	2,010	1,531
Prepaid expenses and other current assets (Note 3)	562	481
Assets held for sale, discontinued operations (Note 4)	-	22
Total current assets	31,071	28,417

Property, plant and equipment, net of accumulated depreciation of $5,565 and $5,471, respectively (Note 3)	2,647	2,742
Escrow receivable (Note 9)	-	2,500
Total assets	$33,718	$33,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable	$544	$562
Accrued advertising and other allowances (Note 3)	200	200
Other current liabilities (Note 8)	1,096	1,050
Total current liabilities	1,840	1,812

COMMITMENTS AND CONTINGENCIES (Note 9)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 6)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 27,696,593 and 26,313,593 shares, respectively (Note 6)	14	14
Additional paid-in-capital	58,065	58,034
Retained earnings	20,945	20,902
Treasury stock, at cost, 16,566,701 and 16,566,701 shares (Note 6)	(47,025)	(47,025)
Accumulated comprehensive loss	(121)	(78)
Total stockholders’ equity	31,878	31,847
Total liabilities and stockholders’ equity	$33,718	$33,659

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Net sales (Note 3)	$3,407	$771

Cost of sales (Note 3)	1,982	686

Gross profit	1,425	85

Operating expenses (Note 3):
Sales and marketing	172	115
Administration	1,219	1,080
Research and development	87	34
	1,478	1,229
Interest income (expense), net	96	(54)

Income (loss) from continuing operations before income taxes (Note 7)	43	(1,198)

Income tax benefit from continuing operations	-	453

Income from continuing operations	43	(745)

Discontinued operations (Note 4):
Income from discontinued operations	-	1,365
Gain on sale of discontinued operations, net of taxes	-	43,268

Income from discontinued operations	-	44,633

Net income	$43	$43,888

Other comprehensive income:
Unrealized loss on marketable securities	(43)	-
Total comprehensive income	$0	$43,888

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0	$(0.04)
Income from discontinued operations	-	2.61
Net income	$0	$2.57

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0	$(0.04)
Income from discontinued operations	-	2.51
Net income	$0	$2.47

Weighted average common shares outstanding:
Basic	11,130	17,082
Diluted	11,413	17,772

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares
	Outstanding,
	Net of		Additional		Accumulated
	Shares of	Par	Paid-In	Retained	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2017 (as restated)	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Net income	-	-	-	43	-	-	$43
Unrealized loss on marketable securities	-	-	-	-	(43)	-	$(43)
Share-based compensation	-	-	31	-	-	-	$31

Balance at March 31, 2018 (as restated)	11,129,892	$14	$58,065	$20,945	$(121)	$(47,025)	$31,878

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2018	March 31, 2017

Cash flows from operating activities:
Net income	$43	$43,888
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized gain (loss) on marketable securities	15	-
Gain on sale of assets, net of income taxes	-	(43,268)
Income tax benefit	-	(453)
Depreciation and amortization	95	323
Amortization of loan origination and warrant expenses	-	10
Share-based compensation expense	31	-
Changes in operating assets and liabilities:
Accounts receivable	161	2,360
Inventory	(479)	581
Prepaid and other assets	(80)	82
Accounts payable	(18)	(1,597)
Accrued advertising and other allowances	-	(1,038)
Other current liabilities	105	2,418
Assets held for sale, discontinued operations	22	(699)
Accrued sales allowance, discontinued operations	(61)	400
Net cash provided by (used in) operating activities	(166)	3,007

Cash flows from investing activities:
Purchase of marketable securities	(5,764)	-
Proceeds from maturities of marketable securities	5,695	-
Proceeds from sale of marketable securities	450	-
Net proceeds from the sale of assets	-	40,825
Capital expenditures	-	(42)
Net cash provided by investing activities	381	40,783

Cash flows from financing activities:
Payments to retire secured promissory notes	-	(1,500)
Proceeds from exercise of warrants	-	69
Net cash used in financing activities	-	(1,431)

Net increase in cash and cash equivalents	215	42,359

Cash and cash equivalents at beginning of period	3,173	441

Cash and cash equivalents at end of period	$3,388	$42,800

Supplemental disclosures of cash flow information

Interest paid	$-	$54

Non-cash investing activities:
Escrow receivable	$5,000	$5,000
Net unrealized losses, investments in marketable securities	$(43)	$-

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Restatement of Previously Issued Financial Statements

The Company determined that when calculating its 2017 income tax provision related to the gain on sale of discontinued operations, it incorrectly utilized available net operating losses without considering the statutory limitations imposed by the state of Pennsylvania, and that it incorrectly allocated the amount of income tax benefit resulting from the reversal of certain valuation allowances to continuing operations, which resulted in an overstatement of income the tax benefit from continuing operations and an understatement of the gain on sale of discontinued operations, which is presented net of taxes. In the process of this determination, the Company determined that such information existed at March 31, 2018 which affected certain balance sheet accounts and retained earnings as a carryover effect from the year ended December 31, 2017. The Company concluded that the impact of applying corrections for these errors and misstatements on the consolidated financial statements as of March 31, 2018 is material. As a result, the Company is restating its consolidated financial statements as of and for the three months ended March 31, 2018. See below for a reconciliation of the previously reported amounts to the restated amounts.

The table below sets forth the condensed consolidated balance sheet, including the balances as originally reported, adjustments and the as restated balances (in thousands):

	As of March 31, 2018
	As originally reported	Adjustments	As restated

Income tax receivable	$502	$(502)	$-
Total current assets	31,573	(502)	31,071
Total assets	$34,220	$(502)	$33,718

Other current liabilities (Note 8)	$356	$740	$1,096
Total current liabilities	1,100	740	1,840

Retained earnings	22,187	(1,242)	20,945
Total stockholders’ equity	33,120	(1,242)	31,878
Total liabilities and stockholders’ equity	$34,220	$(502)	$33,718

Note 3 – Summary of Significant Accounting Policies

For the three months ended March 31, 2018 and 2017, our revenues from continuing operations have come principally from contract manufacturing OTC health care and dietary supplement products for third parties, including Mylan.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2018, we had working capital of approximately $29.2 million, including $18.3 million marketable securities available for sale. We believe our current working capital at March 31, 2017 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to contract manufacturing and retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) the Company has transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped.

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

As of March 31, we have deferred revenue in relation to Research & Development stability and release testing programs.

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We adopted the new standard as of January 1, 2018, using the modified retrospective method. See the Revenue Recognition section within the Summary of Significant Accounting Policies in Note 3 for further details on the impact to our consolidated financial statements upon adoption and practical expedients elected. The implementation of the new revenue recognition standard did not have a material impact on our consolidated financial statements.

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

(unaudited)

Note 4 – Discontinued Operations, Sale of the Cold-EEZE® Business - continued

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

(unaudited)

Note 5 – Secured Promissory Notes and Other Obligations - continued

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

Note 7 – Income Taxes

At December 31, 2017, there are $12.2 million in net operating loss carryforwards, subject to applicable limitations, available to us for federal purposes that will expire beginning for the year ended December 31, 2032 through 2036. Additionally, there were $13.8 million in net operating loss carryforwards, subject to limitations, available to us for state purposes which will expire beginning for the year ended December 31, 2019 through 2037.

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

Note 8 – Other Accrued Liabilities

The following table sets forth the components of other current liabilities at March 31, 2018 and December 31, 2017, respectively, (in thousands):

	March 31, 2018	December 31, 2017
	(as restated)
Accrued Expenses	$84	$66
Accrued Benefits	40	15
Accrued Payroll	60	79
Accrued Vacation	78	88
Sales Tax payable	3	3
Deferred revenue	91	-
Income taxes payable	740	740
Due to Mylan and affiliates	-	59
	$1,096	$1,050

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

(unaudited)

Note 9– Commitments and Contingencies - continued

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

For the three months ended March 31, 2018 and 2017, there were 282,867 and 689,909 common stock equivalents which were in the money, respectively, that were included in the fully diluted earnings per share computation. For the three months ended March 31, 2017, dilutive loss per share from continuing operations is the same as basic loss per share due to the inclusion of Common Stock, in the form of stock options and warrants, would have an anti-dilutive effect on the loss per share from continuing operations.

Note 11 – Significant Customers

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

Note 12 - Subsequent Events

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q/A (“Quarterly Report”) which has been restated as discussed in Note 2 in the condensed consolidated financial statements and the audited financial statements and notes thereto as of and for the year ended December 31, 2017 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on August 20, 2018 (the “2017 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries and consolidated variable interest entities, unless the context otherwise requires.

Restatement and revision of the consolidated financial

As discussed in the Explanatory Note, this Amendment to Form 10-Q/A (this Amendment), amends and restates the Company’s consolidated financial statements and related disclosures in Part I, Item 2. “Financial Statements” as of and for the three months ended March 31, 2018 to reflect the correction of certain errors discussed in Note 2 Restatement of Previously Issued Financial Statements. Accordingly, the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below reflects the effects of these restatements and revisions.

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

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2018, we had working capital of approximately $29.2 million, including $18.3 million marketable securities available for sale. We believe our current working capital at March 31, 2017 is at an acceptable and adequate level to support our business for at least the next twelve months.

On May 7, 2018, our board of directors declared a special cash dividend of $1.00 per share on its common share, payable on June 5, 2018 for shareholders of record as of May 21, 2018. As a consequence of the special cash dividend, we will experience a reduction in our cash and cash equivalents including marketable securities, available for sale.

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended March 31, 2018 (as restated)

as Compared to the Three Months Ended March 31, 2017

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

Interest income (expense) for the three months ended March 31, 2018 and 2017 was $14,000 and ($54,000), respectively. The decrease in interest expense for the three months ended March 31, 2018 as compared to March 31, 2017 was principally due to the retirement of the 12% Secured Promissory Notes (see Note 5 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of Part I of this Quarterly Report).

Interest income for the three months ended March 31, 2018 and 2017 was $82,000 and zero, respectively. The increase in interest income for the first quarter 2018 as compared to the same period in 2017 was due to interest earned on our investment account.

For the three months ended March 31, 2017, we charged to discontinued operations $2.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we realized an income tax benefit from continuing operations of $0.5 million as a consequence of the utilization of the federal and state net operating losses. There were no discontinued operations during the three months ended March 31, 2018.

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

As a consequence of the effects of the above, the net income from continuing operations for the three months ended March 31, 2018 was $43,000, or $0.00 per share as compared to net loss of $745,000 million, or ($0.04) per share for the three months ended March 31, 2017. Net income from discontinued operations for the three months ended March 31, 2018 was zero compared to $44.6 million, or $2.61 per share, at March 31, 2017. Net income for the three months ended March 31, 2018 was $43,000, or $0.00 per share as compared to $43.9 million, or $2.57 per share for the three months ended March 31, 2017.

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

General

As of March 31, 2018, we had working capital of approximately $29.2 million and 2,450,000 shares of Common Stock available for sale under the 2015 Equity line. We believe our current working capital and the available 2015 Equity Line is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Our significant accounting policies are described in Note 3 of the Notes to Condensed Consolidated Financial Statements included under Item 1 of this Part I of this Quarterly Report. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting policies, estimates, and disclosures have been discussed with Audit Committee of our Board of Directors. A discussion of our critical accounting policies and estimates, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

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

Recently Adopted Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. We adopted the new standard as of January 1, 2018, using the modified retrospective method. See the Revenue Recognition section within the Summary of Significant Accounting Policies in Note 3 for further details on the impact to the our consolidated financial statements upon adoption and practical expedients elected. The implementation of the new revenue recognition standard did not have a material impact on our consolidated financial statements.

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

Item 4. Controls and Procedures.

The management of the Company, under the supervision and with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018. Based on this evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that, as of that date and due to the material weakness described below, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and our Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2018, there were no changes in our internal control over financial reporting that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting. In addition, management has begun implementation of some of the remediation measures in August 2018 to address the material weakness identified as a result of the Restatement.

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

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, mannagement identified a material weakness that existed as of March 31, 2018 and at December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

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

Changes in Internal Control over Financial Reporting

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

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2017 Annual Report filed on Form 10K/A.

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

Date: August 20, 2018

