Form 10-Q
period 2018-06-30
ProPhase Labs, Inc.
filed 2018-08-20
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2018
Common Stock, $0.0005 par value	11,542,045

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents (Note 2)	$3,665	$3,173
Marketable securities, available for sale	6,776	18,765
Escrow receivable, current portion (Note 8)	5,000	2,500
Accounts receivable, net (Note 2)	1,363	1,945
Inventory (Note 2)	2,386	1,531
Prepaid expenses and other current assets (Note 2)	357	481
Assets held for sale, discontinued operations (Note 3)	-	22
Total current assets	19,547	28,417

Property, plant and equipment, net of accumulated depreciation of $5,661 and $5,471, respectively (Note 2)	2,576	2,742
Escrow receivable (Note 8)	-	2,500
Total assets	$22,123	$33,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$445	$562
Accrued advertising and other allowances (Note 2)	98	200
Other current liabilities (Note 7)	1,052	1,050
Total current liabilities	1,595	1,812

COMMITMENTS AND CONTINGENCIES (Note 8)	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, authorized 1,000,000, $.0005 par value, no shares issued (Note 5)	-	-
Common stock, $.0005 par value; authorized 50,000,000; issued: 28,101,272 and 26,313,593 shares, respectively (Note 5)	14	14
Additional paid-in-capital	58,606	58,034
Retained earnings	8,986	20,902
Treasury stock, at cost, 16,566,701 and 16,566,701 shares (Note 5)	(47,025)	(47,025)
Accumulated comprehensive loss	(53)	(78)
Total stockholders’ equity	20,528	31,847
Total liabilities and stockholders’ equity	$22,123	$33,659

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Net sales (Note 2)	$3,186	$1,905	$6,594	$2,676

Cost of sales (Note 2)	1,928	1,765	3,910	2,451

Gross profit	1,258	140	2,684	225

Operating expenses (Note 2):
Sales and marketing	235	221	407	336
Administration	1,200	1,306	2,419	2,387
Research and development	87	224	174	258
	1,522	1,751	3,000	2,981
Interest income, net	4	151	100	97

Loss from continuing operations before income taxes (Note 6)	(260)	(1,460)	(216)	(2,659)

Income tax benefit from continuing operations	-	574	-	1,027

Loss from continuing operations	(260)	(886)	(216)	(1,632)

Discontinued operations (Note 3):
Income (loss) from discontinued operations	-	(835)	-	530
Gain (loss) on sale of discontinued operations, net of taxes	-	(584)	-	42,684

Income (loss) from discontinued operations	-	(1,419)	-	43,214
Net income (loss)	$(260)	$(2,305)	$(216)	$41,582

Other comprehensive income (loss):
Unrealized gain on marketable securities	68	-	25	-
Total comprehensive income (loss)	$(192)	$(2,305)	$(191)	$41,582

Basic earnings per share:
Loss from continuing operations	$(0.02)	$(0.06)	$(0.02)	$(0.10)
Income (loss) from discontinued continued operations	-	(0.08)	-	2.54
Net income (loss)	$(0.02)	$(0.14)	$(0.02)	$2.44

Diluted earnings per share:
Loss from continuing operations	$(0.02)	$(0.06)	$(0.02)	$(0.10)
Income (loss) from discontinued continued operations	-	(0.08)	-	2.44
Net (loss) income	$(0.02)	$(0.14)	$(0.02)	$2.34

Weighted average common shares outstanding:
Basic	11,339	16,943	11,237	17,030
Diluted	11,339	16,943	11,237	17,680

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares Outstanding,		Additional		Accumulated
	Net of Shares of	Par	Paid-In	Retained	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Earnings	Loss	Stock	Total

Balance at December 31, 2017	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Net loss	-	-	-	(216)	-	-	(216)
Unrealized gain on marketable securities	-	-	-	-	25	-	25
Cash dividends	-	-	-	(11,700)	-	-	(11,700)
Proceeds from warrants exercised	-	-	-	-	-	-	-
Proceeds from options exercised	404,679	-	338	-	-	-	338
Share-based compensation	-	-	234	-	-	-	234

Balance at June 30, 2018	11,534,571	$14	$58,606	$8,986	$(53)	$(47,025)	$20,528

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2018	June 30, 2017

Cash flows from operating activities:
Net income (loss)	$(216)	$41,582
Adjustments to reconcile net income/loss to net cash used in operating activities:
Realized gain from maturity of marketable securities	100	-
Gain on sale of assets, net of income taxes	-	(42,684)
Income tax benefit	-	(1,027)
Depreciation and amortization	190	419
Amortization of loan origination and warrant expenses	-	10
Share-based compensation expense	234	18
Changes in operating assets and liabilities:
Accounts receivable	582	3,935
Inventory	(855)	770
Prepaid and other assets	132	(169)
Accounts payable	(117)	(1,240)
Accrued advertising and other allowances	(102)	(1,254)
Other current liabilities	10	(1,450)
Due to Mylan, Inc. and affiliates	(17)	717
Assets held for sale, discontinued operations	22	(294)
Net cash used in operating activities	(37)	(667)

Cash flows from investing activities:
Purchases of marketable securities	(9,589)	-
Proceeds from maturities of marketable securities	11,930	-
Proceeds from sale of marketable securities	9,574	-
Net proceeds from the sale of assets	-	40,825
Capital expenditures	(24)	(132)
Net cash provided by investing activities	11,891	40,693

Cash flows from financing activities:
Payment of dividends	(11,700)	-
Payments to retire secured promissory notes	-	(1,500)
Payments to acquire treasury stock		(1,858)
Proceeds from exercise of warrants and stock options	338	171
Net cash used in financing activities	(11,362)	(3,187)

Net increase in cash and cash equivalents	492	36,839

Cash and cash equivalents at beginning of period	3,173	441

Cash and cash equivalents at end of period	$3,665	$37,280

Supplemental disclosures of cash flow information

Interest paid	$-	$54
Income taxes paid	$-	$1,350
Non-cash investing activities:
Net unrealized gain, investments in marketable securities	$25	$-

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”). As a result of the sale of the Cold-EEZE® Business, for the three and six months ended June 30, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies

For the three and six months ended June 30, 2018 and 2017, our revenues from continuing operations have come principally from contract manufacturing OTC health care and dietary supplement products for third parties.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report, as amended on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Discontinued Operations Carve Out and ProPhase Allocations

For the three and six months ended June 30, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended June 30, 2017, we allocated (i) $319,000 of administrative expenses and (ii) $48,000 of research and development expenses, to discontinued operations in the accompanying condensed statements of operations. For the six months ended June 30, 2017, we allocated $348,000 of administrative expenses and $52,000 of research and development expenses to discontinued operations in the accompanying condensed statements of operations (see Note 3). There were no discontinued operations for the three and six months ended June 30, 2018.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplements products in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements.

Our sales are influenced (i) by market acceptance of our TK Supplement® products and fluctuations in the timing of purchase and (ii) by the ultimate level of demand for our contract manufactured OTC healthcare and dietary supplement products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales.

As a consequence of the scope and timing of our TK Supplements® product market launch and the seasonality of our contract manufacturing OTC business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2018, we had working capital of approximately $18.0 million, including $6.8 million marketable securities available for sale. We believe our current working capital at June 30, 2018 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as other income (expense). We initiated short term investments in marketable securities, which carry maturity dates between one and three years from date of purchase with interest rates of 2.25% - 3.05%, during the first half of Fiscal 2018. For the six months ended June 30, 2018, we reported an unrealized gain of $25,000 and an accumulated unrealized loss of $53,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	December 31, 2017				June 30, 2018
	Amortized	Unrealized	Unrealized	Market	Amortized	Unrealized	Unrealized	Market
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. treasuries	$1,744	-	-	1,744	929	-	-	929
Corporate bonds	16,943	-	(78)	17,021	5,900		(53)	5,847
	$18,687	$-	$(78)	$18,765	$6,829	$-	$(53)	$6,776

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At June 30, 2018, after the 2018 write-off of certain inventory previously recorded, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $495,000, inclusive of adjustments of $144,000 for product samples of TK Supplements® products. At December 31, 2017, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $1.1 million, inclusive of an adjustment of $541,000 for product samples of TK Supplements® products.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

The components of inventory are as follows (in thousands):

	June 30, 2018	December 31, 2017
Raw materials	$1,383	$1,269
Work in process	466	245
Finished goods	537	17
	$2,386	$1,531

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

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC consumer healthcare products, dietary supplements and other remedies in order to compete on a national level and/or international level.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2018, our cash and cash equivalents balance was $3.7 million and our bank balance was $3.8 million. Of the total bank balance, $500,000 was covered by federal depository insurance and $3.3 million was uninsured at June 30, 2018.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at June 30, 2018 and December 31, 2017.

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

	As of June 30, 2018
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$929	$-	$929
Corporate obligations	-	5,847	-	5,847
	$-	$6,776	$-	$6,776

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

We have not made any significant changes to judgments in applying ASC 606 during the three or six months ended June 30, 2018.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers were $3.1 million and $80,000, respectively, for the three months ended June 30, 2018 and $1.9 million and $46,000, respectively, for the three months ended June 30, 2017. Net sales from contract manufacturing and retail customers was $6.4 million and $154,000, respectively, for the six months ended June 30, 2018 and $2.6 million and $64,000, respectively, for the six months ended June 30, 2017. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The combined duties and responsibilities within each contract will be considered one single performance obligation under ASC 606 as these items would not be separately identifiable from each other promise in the contract and we provide a significant service of integrating the duties with other promises in the contracts.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

As of June 30, 2018 and December 31, 2017, we included a provision for sales allowances from continuing operations of $10,000 and $2,000, respectively. Additionally, accrued advertising and other allowances from discontinued operations as of June 30, 2018 included (i) $443,000 for estimated returns and (ii) $98,000 for cooperative incentive promotion costs. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs.

As of June 30, 2018, we have deferred revenue of $52,000 in relation to Research and Development (“R&D”) stability and release testing programs.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three and six months ended June 30, 2018 (in thousands):

	Three months ended	Six months ended
Revenue by Customer Type	June 30, 2018	June 30, 2018
Contract manufacturing	$3,106	$6,440
Retail	80	154
Total Revenue	$3,186	$6,594

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses (i) incurred from continuing operations for the three months ended June 30, 2018 and 2017 were $39,000 and $21,000, respectively, and (ii) attributed to and classified as discontinued operations for the three months ended June 30, 2018 and 2017 were zero and $205,000, respectively. Advertising and incentive promotion expenses (i) incurred from continuing operations for the six months ended June 30, 2018 and 2017 were $72,000 and $53,000, respectively, and (ii) attributed to and classified as discontinued operations for the six months ended June 30, 2018 and 2017 were zero and $2.8 million, respectively. Included in prepaid expenses and other current assets was $139,000 and $139,000 at June 30, 2018 and December 31, 2017, respectively, relating to prepaid advertising and promotion expenses.

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

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended June 30, 2018 and 2017 (i) from continuing operations were $87,000 and $224,000, respectively, and (ii) attributed to and classified as discontinued operations were zero and $52,000, respectively. Research and development costs incurred for the six months ended June 30, 2018 and 2017 (i) from continuing operations were $175,000 and $258,000, respectively, and (ii) attributed to and classified as discontinued operations were zero and $52,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies – continued

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of June 30, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (ASU) 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

As a consequence of the sale of the Cold-EEZE® Business, for the three months ended June 30, 2017, we classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 6). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the terms of the asset purchase agreement entered into with Mylan on January 6, 2017 (the “Asset Purchase Agreement”), we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory for approximately $699,000, which approximates our cost. At June 30, 2017, we classified in our balance sheet this inventory as an asset held for sale, discontinued operations. Additionally, pursuant to the terms of the Asset Purchase Agreement, we allocated and agreed to pay Mylan an aggregate of $400,000 for future sales returns and allowances arising from certain product returns that were sold by us prior to March 30, 2017. At June 30, 2017, we classified in our balance sheet this liability as an accrued sales allowance, discontinued operations. At December 31, 2017, we classified $22,000 of assets held for sale in our balance sheet and as of June 30, 2018, the asset was sold to Mylan and removed from assets held for sale.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table sets forth the condensed operating results of our discontinued operations for the three and six months ended June 30, 2018 and 2017, respectively, (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$-	$(371)	$-	$4,687
Cost of sales	-	264	-	2,037
Sales and marketing	-	200	-	1,720
Administration	-	-	-	348
Research and development	-	-	-	52
Income (loss) from discontinued operations	$-	$(835)	$-	$530

There was no activity related to discontinued operations for the three and six months ended June 30, 2018.

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

Notes in the amount of $1.5 million and 51,000 Warrants, at an exercise price of $1.35 per share, which was equal to the closing price of our Common Stock on the date of investment, were issued by the Company and its wholly-owned subsidiaries, PMI and Quigley Pharma, Inc. (collectively, the “Obligors”), and funded on December 11, 2015. We incurred loan origination costs of $22,000 which was recorded as a reduction of the Notes and the origination costs are charged to interest expense over the term of the loan. The Warrants had an exercise term equal to three years and were exercisable commencing on the date of issuance. The fair value of the Warrants at the date of grant was $14,000, which was recorded as a reduction of the Notes and was charged to interest expense over the term of the loan.

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal was due and payable on June 15, 2017. The Notes could be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrants and loan origination costs, was 14.3% per annum. For the three months ended June 30, 2018 and 2017, we charged to interest expense zero and $54,000, respectively, in connection with the Notes.

On March 29, 2017, in connection with the sale of the Cold-EEZE® Business, we paid in full the remaining principal and accrued interest due under the Notes, in the total amount of $1,553,000. Of the $1,553,000 paid to the Investors, $69,000 was netted against the aggregate exercise price of the Warrants, which were simultaneously being exercised by the Investors.

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

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2018, no shares of Preferred Stock have been issued. Our board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may, subject to any required stockholder approval amend from time to time our certificate of incorporation to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

At June 30, 2018, we have 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of our 2015 Equity Line and covered pursuant to an effective registration statement. The 2015 Equity Line expired in July 2018.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is 3.9 million shares.

During the six months ended June 30, 2018, we granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to a consultant to acquire our Common Stock pursuant to the terms of the 2010 Plan. For the six month ended June 30, 2017, we granted, 600,000 options to employees, exercisable at $2.00 per share and subject to vesting over a four-year term. We use the Black-Scholes option pricing model to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. Presented below is a summary of the terms of the grant of options. The assumptions used in determining the fair value of the 30,000 stock options granted in the first quarter of Fiscal 2018 were (i) expected option life of 4.5 years, (ii) weighted average risk rate of 2.37%, (iii) dividend yield of 0% and (iv) expected volatility of 40.06%.

During the six months ended June 30, 2018 and 2017, we issued 490,000 and 90,000 shares of common stock, respectively, upon the exercise of stock options granted under our 2010 Plan, including 250,000 shares that were issued in the six months ended June 30, 2018 pursuant to a cashless exercise. At June 30, 2018, there were 519,500 stock options outstanding under the 2010 Plan and 791,159 shares available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which, was has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 675,000 shares. For the six months ended June 30, 2018 and 2017, no shares were granted to our directors under the 2010 Directors’ Plan. At June 30, 2018, there were 397,808 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. At June 30, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus, our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan (the “CEO Options”) none of which have been exercised. (see Note 8). We use the Black-Scholes option pricing model to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. The assumptions used in determining the fair value of the 2,300,000 stock options granted in the second quarter of Fiscal 2018 were (i) expected option life of 4.5 years, (ii) weighted average risk rate of 2.42%, (iii) dividend yield of 0% and (iv) expected volatility of 40.10%.

The 2018 Plan permits provides for certain proportionate adjustments to be made to stock options granted under the 2018 Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property). Accordingly, the Board has adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was be reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special cash dividend was to be paid and subject to such dividend payment being made. Compensation cost was measured for the difference between the fair value of the modified award and the fair value of the original award on the modification date. The incremental compensation cost of approximately $900,000 is being recognized over the remaining service period as the sum of the incremental compensation cost and the remaining unrecognized compensation cost for the original award on the modification date.

Prior to the modification, the Company had recognized $143,912 of compensation expense. With an original gross value of $1,554,252, the unrecognized compensation expense as of the modification date was $1,410,340.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 – Income Taxes

At December 31, 2017, there were $12.2 million in net operating loss carryforwards, subject to applicable limitations, available to us for federal purposes which will expire beginning for the year ended December 31, 2032 through 2036. Additionally, there were $13.8 million in net operating loss carryforwards, subject to limitations, available to us for state purposes, which will expire beginning for the year ended December 31, 2019 through 2037.

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of June 30, 2018. However, until we complete a final Section 382 analysis upon filing of our 2018 income tax return, there can be no assurances that our preliminary analysis is accurate or complete. Should we identify any limitations upon the completion of our final Section 382 analysis, the impact could be material to our consolidated financial statements and we could incur additional income tax expense arising from the sale of the Cold-EEZE® Business.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Other Current Liabilities

The following table sets forth the components of other current liabilities at June 30, 2018 and December 31, 2017, respectively, (in thousands):

	June 30, 2018	December 31, 2017
Accrued Expenses	$76	$66
Accrued Benefits	67	15
Accrued Payroll	32	79
Accrued Vacation	81	88
Sales Tax payable	3	3
Deferred revenue	52	-
Income taxes payable	740	740
Due to Mylan and affiliates	-	59
	$1,051	$1,050

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

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We have disputed this claim and intend to vigorously contest such claim. In the event that this or any other indemnity claim is successful, we may be required to pay Mylan such amounts out of escrow fund, pursuant to the indemnification provisions of the Asset Purchase Agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8– Commitments and Contingencies – continued

Manufacturing Agreement

In connection with the Asset Purchase Agreement, the Company and its wholly-owned subsidiary, PMI, entered into a Manufacturing Agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI will manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

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

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors awarded Mr. Karkus a stock option to purchase 2,300,000 shares of our Common Stock at an exercise price of $3.00 per share on February 23, 2018 (the “Executive Stock Option”). The Executive Stock Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The Executive Stock Option is be exercisable for a five year term commencing on the date of grant. The Executive Stock Option was granted pursuant to the 2018 Stock Plan, which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018 at which time the options were considered granted. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the Executive Stock Option.

As discussed further in Note 5, on May 7, 2018, the Compensation Committee of the board of directors approved an adjustment to the Executive Stock Option, as permitted under the 2018 Stock Plan, in relation to the special cash dividend paid to stockholders on June 5, 2018. Specifically, the board of directors reduced the exercise price of the Executive Stock Option from $3.00 per share to $2.00 per share, effective as of June 5, 2018.

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2018, as follows (in thousands):

Fiscal Year	Employment Contracts
2018	$62,500
2019	125,000
2020	125,000
2021	595,136
2022	675,000
Total	$1,582,636

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing the respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at June 30, 2018 and 2017 were 2,819,500 and 2,209,000, respectively.

For the three months ended June 30, 2018 and June 30, 2017 dilutive earnings (loss) per share were the same as basic earnings per share due to the inclusion of Common Stock in the form of stock options and warrants (“Common Stock Equivalents”), when in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended June 30, 2018 and 2017, there were 1,113,320 and 641,754 Common Stock Equivalents, that were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

For the six months ended June 30 2018, there were 889,968, Common Stock Equivalents which were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect. For the six months ended June 30, 2017 there were 650,190 Common Stock Equivalents that were in the money, which were included in the fully diluted earnings per share computation.

Note 10 – Significant Customers

Revenue from continuing operations for the three months ended June 30, 2018 and 2017 was $3.2 million and $1.9 million, respectively. Two third-party contract manufacturing customers accounted for 57.2% and 29.4%, respectively, of our revenue from continuing operations for the three months ended June 30, 2018. Two third-party contract manufacturing customers accounted for 63.3% and 13.9%, respectively, of our revenues from continuing operations for the three months ended June 30, 2017. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

Revenue from continuing operations for the six months ended June 30, 2018 and 2017 was $6.6 million and $2.7 million, respectively. Two third-party contract manufacturing customers accounted for 43.1% and 39.0%, respectively, of our revenue from continuing operations for the six months ended June 30, 2018. Two third-party contract manufacturing customers accounted for 43.5% and 25.1%, respectively, of our revenues from continuing operations for the six months ended June 30, 2017. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 48% and 42% and one customer represented 84% of our total trade receivable balances at June 30, 2018 and December 31, 2017, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. The allowance for doubtful accounts was zero for both June 30, 2018 and December 31, 2017.

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) pursuant to the terms of an Asset Purchase Agreement, dated January 6, 2017 (the “Asset Purchase Agreement”). As a consequence of the sale of the Cold-EEZE® Business, for the three months ended June 30, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017. There were no discontinued operations during the three and six months ended June 30, 2018.

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

Our net sales are derived principally from our contract manufacturing and retail customers in the United States. In addition, we are engaged in commercialization and market testing activities for the TK Supplements® product line of dietary supplements. Our sales are influenced (i) by market acceptance of our TK Supplement® products and fluctuations in the timing of purchase and the ultimate level of demand for our contract manufactured OTC healthcare and dietary supplement products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales.

As a consequence of the scope and timing of our TK Supplements® product market launch and the seasonality of our contract manufacturing OTC business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2018, we had working capital of approximately $18.0 million, including $6.8 million marketable securities available for sale. We believe our current working capital at June 30, 2018 is at an acceptable and adequate level to support our business for at least the next twelve months.

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended June 30, 2018

as Compared to the Three Months Ended June 30, 2017

For the three months ended June 30, 2018, net sales were $3.2 million as compared to $1.9 million for the three months ended June 30, 2017. The increase in net sales from period to period was principally due to an increase in contract manufacturing net sales.

Cost of sales for the three months ended June 30, 2018 were $1.9 million as compared to $1.8 million for the three months ended June 30, 2017. For the three months ended June 30, 2018 and 2017, we realized a gross margin of 39.5% and 7.3%, respectively. The increase of 32.2% in gross margin from the prior period is principally due to (i) better cost management on raw materials, (ii) an increase in the absorption of fixed production costs and (iii) improved streamlining of our manufacturing processes from period to period.

Sales and marketing expense for the three months ended June 30, 2018 was $235,000 as compared to $221,000 for the three months ended June 30, 2017.

Administration expenses for the three months ended June 30, 2018 was $1.2 million as compared to $1.3 million for the three months ended June 30, 2017.

Research and development costs during the three months ended June 30, 2018 was $87,000, as compared to $224,000 for the three months ended June 30, 2017. The decrease of $137,000 in research and development costs for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was due principally to the timing of product research expenses in the prior period.

Interest and other income for the three months ended June 30, 2018 and 2017 was $4,000 and $151,000, respectively. The decrease in interest expense for the three months ended June 30, 2018 as compared to June 30, 2017 was principally due to a $150,000 of transition services fees earned in the prior period.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the three months ended June 30, 2017, we charged to discontinued operations $3.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we realized an income tax benefit from continuing operations of $1.0 million as a consequence of the utilization of the federal and state net operating losses. There were no discontinued operations during the three months ended June 30, 2018.

For the three months ended June 30, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended June 30, 2017, we allocated (i) $348,000 to administrative operating expenses, (ii) $1.5 million to sales and marketing operating expenses, and (iii) $52,000 to research and development operating expenses, in the accompanying statement of operations. As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $42.2 million, net of $3.5 million of income tax.

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended June 30, 2018 was $260,000, or ($0.02) per share as compared to net loss of $875,000, or ($0.05) per share, for the three months ended June 30, 2017. Net loss from discontinued operations for the three months ended June 30, 2018 was zero compared to $1.4 million, or (0.08) per share, at June 30, 2017. Net loss for the three months ended June 30, 2018 was $260,000, or ($0.02) per share as compared to $2.3 million, or ($0.13) per share, for the three months ended June 30, 2017.

Financial Condition and Results of Operations

Results from Continuing Operations for the Six Months Ended June 30, 2018

as Compared to the Six Months Ended June 30, 2017

For the six months ended June 30, 2018, net sales were $6.6 million as compared to $2.7 million for the six months ended June 30, 2017. The increase in net sales from period to period was principally due to the treatment of the discontinued operations for the Cold-EEZE® Business in the prior period and an increase in contract manufacturing net sales.

Cost of sales for the six months ended June 30, 2018 were $3.9 million as compared to $2.5 million for the six months ended June 30, 2017. For the six months ended June 30, 2018 and 2017, we realized a gross margin of 40.7% and 8.4%, respectively. The increase of 32.3% in gross margin from the prior period is principally due to (i) treatment of the discontinued operations for the Cold-EEZE® Business in the prior period (ii) an increase in the absorption of fixed production costs, and (iii) improved streamlining of our manufacturing processes from period to period.

Sales and marketing expense for the six months ended June 30, 2018 was $407,000 as compared to $336,000 for the six months ended June 30, 2017.

Administration expenses for the six months ended June 30, 2018 was $2.4 million as compared to $2.4 million for the six months ended June 30, 2017.

Research and development costs during the six months ended June 30, 2018 were $174,000, as compared to $258,000 for the six months ended June 30, 2017. The decrease of $83,000 in research and development costs for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was due principally to the timing of product research expenses in the prior period.

Interest and other income for the six months ended June 30, 2018 and 2017 was $100,000 and $97,000, respectively.

For the six months ended June 30, 2017, we charged to discontinued operations $3.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we realized an income tax benefit from continuing operations of $1.1 million as a consequence of the utilization of the federal and state net operating losses. There were no discontinued operations during the six months ended June 30, 2018.

ProPhase Labs, Inc. and Subsidiaries

Management’s Discussion and Analysis of

Financial Condition and Results of Operations

For the six months ended June 30, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the six months ended June 30, 2017, we allocated (i) $348,000 to administrative operating expenses, included in Administration and (ii) $52,000 to research and development operating expenses, in the accompanying statement of operations. As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $42.3 million, net of $3.5 million of income tax.

As a consequence of the effects of the above, the net loss from continuing operations for the six months ended June 30, 2018 was $216,000, or ($0.02) per share as compared to net loss of $1.6 million, or ($0.09) for the six months ended June 30, 2017. Net income from discontinued operations for the six months ended June 30, 2018 was zero compared to $43.2 million, or $2.54 per share, at June 30, 2017. Net loss for the six months ended June 30, 2018 was $216,000, or ($0.02) per share as compared to $41.6 million, or $2.45 per share for the six months ended June 30, 2017.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and including marketable securities, as of June 30, 2018 were $10.4 million compared to $21.9 million at December 31, 2017. The decrease of $11.5 million in our cash and securities balance for the six months ended June 30, 2018 was principally due to our payment of the $1.00 special cash dividend paid in June 2018.

Equity Line of Credit

We had an equity line (the “2015 Equity Line”) with Dutchess Opportunity Fund II LP (“Duchess”), pursuant to which Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the investment agreement with Duchess.  At June 30, 2018, we had 2,450,000 shares of our Common Stock available for sale, at our discretion, under the terms of the 2015 Equity Line and covered pursuant to an effective registration statement. The 2015 Equity Line expired in July 2018.

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

On May 7, 2018, the Compensation Committee of the board of directors approved an adjustment to the stock option granted to Mr. Karkus on February 23, 2018, as permitted under the Company’s 2018 Stock Plan in relation to the special cash dividend. The board of directors has adjusted the terms of the Executive Stock Option, such that the exercise price of the Executive Stock Option will be reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special cash dividend is to be paid and subject to such dividend payment being made.

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

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We have disputed this claim and intend to vigorously contest such claim. In the event that this or any other indemnity claim is successful, we may be required to pay Mylan such amounts out of escrow fund, pursuant to the indemnification provisions of the Asset Purchase Agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses.

General

As of June 30, 2018, we had working capital of approximately $18.0 million. We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

On June 25, 2018, we filed a shelf registration statement with the SEC, which was declared effective on July 5, 2018. The shelf registration statement allows us to issue, from time to time, at prices and on terms to be determined at or prior to the time of an offering, up to $75 million of any combination of an indeterminate number of shares of common stock, preferred stock, warrants and units, subject to certain limitations for so long as our public float is less than $75 million.

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

As of June 30, 2018 and December 31, 2017, we included a provision for sales allowances from continuing operations of $4,000 and $2,000, respectively. Additionally, accrued advertising and other allowances from discontinued operations as of June 30, 2018, included (i) $443,000 for estimated returns and $98,000 for cooperative incentive promotion costs. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs.

As of June 30, 2018, we have deferred revenue of $52,000 in relation to R&D stability and release testing programs.

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

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of June 30, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (ASU) 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this new standard on its consolidated financial statements.

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

Disclosure controls and procedures

We maintain “disclosure controls and procedures,” as that term is defined in Rule 13a-15(e), promulgated by the SEC pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

Our management, under the supervision and with the participation of the principal executive officer and principal accounting and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our principal executive officer and principal accounting and financial officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective due to a material weakness identified in our internal control over financial reporting.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of June 30, 2018 and at December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

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

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2017 Annual Report filed on Form 10-K/A.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

10.1	2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-21617) filed on April 16, 2018)

10.2	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K (File No. 000-21617) filed on May 24, 2018)

10.3	Amended and Restated 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Form 8-K (File No. 000-21617) filed on May 24, 2018)

10.4	Stock Option Amendment Agreement with Ted Karkus

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101. INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Extension Schema Document
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB#	XBRL Taxonomy Extension Label Linkbase Document
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

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

