Form 10-Q
period 2018-09-30
ProPhase Labs, Inc.
filed 2018-11-14
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registration was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company (See definition of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2018
Common Stock, $0.0005 par value	11,549,519

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,269	$3,173
Marketable securities, available for sale	6,866	18,765
Escrow receivable, current portion	4,840	2,500
Accounts receivable, net	1,051	1,945
Inventory	2,717	1,531
Prepaid expenses and other current assets	353	481
Assets held for sale, discountinued operations	-	22
Total current assets	18,096	28,417

Property, plant and equipment, net of accumulated depreciation of $5,758 and $5,471, respectively	2,479	2,742
Escrow receivable	-	2,500
TOTAL ASSETS	$20,575	$33,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$380	$562
Accrued advertising and other allowances	87	200
Other current liabilities	409	1,050
Total current liabilities	876	1,812

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,108,746 and 27,696,593 shares, respectively	14	14
Additional paid-in capital	58,805	58,034
Retained earnings	7,929	20,902
Treasury stock, at cost, 16,566,701 and 16,566,701 shares	(47,025)	(47,025)
Accumulated comprehensive loss	(24)	(78)
Total stockholders’ equity	19,699	31,847
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,575	$33,659

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

(unaudited)

	For the Three Months ended		For the Nine Months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net sales	$2,439	$3,040	$9,033	$5,716
Cost of sales	1,683	2,608	5,593	5,060
Gross profit	756	432	3,440	656

Operating expenses:
Sales and marketing	395	150	802	486
Administration	1,129	1,124	3,547	3,510
Research and development	144	60	319	318
Total operating expenses	1,668	1,334	4,668	4,314
Loss from operations	(912)	(902)	(1,228)	(3,658)

Interest income (expense), net	15	125	115	72
Other income	-	-		150
Loss from continuing operations before income taxes	(897)	(777)	(1,113)	(3,436)
Income tax benefit from continuing operations	-	305	-	1,322
Loss from continuing operations	(897)	(472)	(1,113)	(2,114)

Discontinued operations:
Income from discontinued operations	-	-	-	530
Gain (loss) on sale of discontinued operations, net of taxes	(160)	(305)	(160)	42,389
Income (loss) from discontinued operations	(160)	(305)	(160)	42,919
Net income (loss)	$(1,057)	$(777)	$(1,273)	$40,805

Unrealized gain (loss) on marketable securities	28	(35)	54	(35)
Total comprehensive income (loss)	$(1,029)	$(812)	$(1,219)	$40,770

Basic earnings per share:
Loss from continuing operations	$(0.08)	$(0.03)	$(0.10)	$(0.13)
Income (loss) from discontinued continued operations	(0.01)	(0.02)	(0.01)	2.58
Net income (loss)	$(0.09)	$(0.05)	$(0.11)	$2.45

Diluted earnings per share:
Loss from continuing operations	$(0.08)	$(0.03)	$(0.10)	$(0.12)
Income (loss) from discontinued continued operations	(0.01)	(0.02)	(0.01)	2.51
Net income (loss)	$(0.09)	$(0.05)	$(0.11)	$2.39

Weighted average common shares outstanding:
Basic	11,541	15,967	11,344	16,661
Diluted	11,541	15,967	11,344	17,118

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total

Balance as of January 1, 2018	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Proceeds for options exercised	240,000	-	338	-	-	-	338

Cashless options exercise	164,679	-	-	-	-	-	-

Cash dividends	-	-	-	(11,700)	-	-	(11,700)

Unrealized gain on marketable securities	-	-	-	-	54	-	54

Stock based compensation	7,474	-	433	-	-	-	433

Net loss	-	-	-	(1,273)	-	-	(1,273)

Balance as of September 30, 2018	11,542,045	$14	$58,805	$7,929	$(24)	$(47,025)	$19,699

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months ended
	September 30, 2018	September 30, 2017
Cash flows from operating activities
Net (loss) income	$(1,273)	$40,805
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Realized loss from maturity of marketable securities	133	-
Loss (gain) on sale of assets, net of taxes	160	(42,389)
Change in valuation allowance, income tax	-	(1,322)
Depreciation and amortization	287	525
Stock-based compensation expense	433	46
Changes in operating assets and liabilities:
Accounts receivable	894	4,657
Inventory	(1,186)	744
Prepaid and other assets	128	112
Accounts payable and accrued expenses	(182)	(1,653)
Accrued advertising and other allowances	(113)	(1,517)
Due to Mylan, Inc. and affiliates	-	319
Other current liabilities	(641)	(1,417)
Assets held for sale	22	(22)
Net cash used in operating activities	(1,338)	(1,112)

Cash flows from investing activities
Net proceeds from the sale of assets	-	40,825
Purchase of marketable securities	(12,034)	(32,194)
Proceeds from maturities of marketable securities	14,280	8,518
Proceeds from sale of marketable securities	9,574	-
Capital expenditures	(24)	(202)
Net cash provided by investing activities	11,796	16,947

Cash flows from financing activities
Payments to retire notes	-	(1,500)
Payments to acquire treasury stock	-	(11,802)
Payment of dividends	(11,700)	-
Proceeds from exercise of warrants	-	69
Proceeds from exercise of stock options	338	854
Net cash used in financing activities	(11,362)	(12,379)

(Decrease) increase in cash and cash equivalents	(904)	3,456
Cash and cash equivalents, at the beginning of the year	3,173	441
Cash and cash equivalents, at the end of the period	$2,269	$3,897

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$54
Income taxes paid	$-	$1,350

Supplemental disclosure of non-cash investing activities:
Escrow receivable	$-	$5,000
Net unrealized gain (loss), investments in marketable securities	$54	$(35)

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

ProPhase Digital Media, Inc. (“PDM”), a wholly-owned subsidiary of ProPhase Labs, Inc., is an independent full-service direct marketing agency. PDM’s first initiative will be to market the TK Supplements® product line. If successful, this may lead to the marketing of other companies’ consumer products.

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”). As a result of the sale of the Cold-EEZE® Business, for the three and nine months ended September 30, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

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

We are also pursuing a series of new product development and pre-commercialization and market testing initiatives in the OTC dietary supplement category under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, an energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies for Legendz XL®, we are currently in distribution in a national chain drug retailer and several regional retailers.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 2 – Summary of Significant Accounting Policies

For the three and nine months ended September 30, 2018 and 2017, our revenues from continuing operations have come principally from OTC health care contract manufacturing and sales to retail customers of dietary supplement products for third parties.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report, as amended on Form 10-K for the fiscal year ended December 31, 2017. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Discontinued Operations Carve Out and ProPhase Allocations

 For the three and nine months ended September 30, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. General administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three and nine months ended September 30, 2017, we allocated $348,000 of administrative expenses and $52,000 of research and development expenses to discontinued operations in the accompanying condensed statements of operations. For the three and nine months ended September 30, 2018, there were no discontinued operations (see Note 5).

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplements products in the United States. In addition, we are engaged in early stage commercialization and market testing activities for the TK Supplements® product line of dietary supplements.

Our sales are influenced (i) by market acceptance of our TK Supplement® products and (ii) by the ultimate level of demand for our contract manufactured OTC healthcare and dietary supplement products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.

As a consequence of the scope and timing of our TK Supplements® product market launch and the seasonality of our contract manufacturing OTC business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2018, we had working capital of approximately $17.2 million, including $6.9 million marketable securities available for sale. We believe our current working capital at September 30, 2018 is at an acceptable and adequate level to support our business for at least the next twelve months.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Specific estimates include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, income tax valuations and assumptions related to accrued advertising. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as other interest income (expense). We initiated short term investments in marketable securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.89% - 3.56%, during the first three quarters of Fiscal 2018. For the three and nine months ended September 30, 2018, we reported an unrealized gain of $28,000 and $54,000 and have an accumulated unrealized loss of $24,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of September 30, 2018
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$2,578	$(3)	$2,575
Corporate bonds	4,312	(21)	4,291
	$6,890	$(24)	$6,866

	As of December 31, 2017
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$1,744	$-	$1,744
Corporate bonds	17,099	(78)	17,021
	$18,843	$(78)	$18,765

We have determined that the unrealized losses are deemed to be temporary as of September 30, 2018. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at September 30, 2018.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At September 30, 2018, after the 2018 write-off of certain inventory previously recorded, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $427,000, inclusive of adjustments of $165,000 for product samples of TK Supplements® products. At December 31, 2017, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $1.1 million, inclusive of an adjustment of $541,000 for product samples of TK Supplements® products.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The components of inventory are as follows (in thousands):

	September 30, 2018	December 31, 2017
Raw materials	$1,228	$1,269
Work in process	333	245
Finished goods	1,156	17
	$2,717	$1,531

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2018, our cash and cash equivalents balance was $2.3 million and our bank balance was $2.4 million. Of the total bank balance, $500,000 was covered by federal depository insurance and $1.9 million was uninsured at September 30, 2018.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2018 and December 31, 2017.

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

	As of September 30, 2018
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$2,575	$-	$2,575
Corporate obligations	-	4,291	-	4,291
	$-	$6,866	$-	$6,866

There were no transfers of marketable securities between Levels 1, 2 or 3 for the nine months ended September 30, 2018 and 2017.

Revenue Recognition

We account for revenue in accordance with ASC Topic 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. We recognize revenue when its performance obligations with its customers have been satisfied. At contract inception, we determine if a contract is within the scope of ASC Topic 606 and then evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We have not made any significant changes to judgments in applying ASC 606 during the three or nine months ended September 30, 2018.

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from OTC healthcare contract manufacturing and retail dietary supplement product customers were $2.3 million and $115,000, respectively, for the three months ended September 30, 2018 and $3.0 million and $40,000, respectively, for the three months ended September 30, 2017. Net sales from contract manufacturing and retail customers was $8.8 million and $269,000, respectively, for the nine months ended September 30, 2018 and $5.6 million and $150,000, respectively, for the nine months ended September 30, 2017. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

Transaction Price

The transaction price is fixed based upon either (i) a combined Master Agreement and each related purchase order, or (ii) if there is no Master Agreement, the price per the individual purchase order received from each customer. The customers are invoiced at an agreed upon contractual price for each unit ordered and delivered by us.

Consistent with Company practice prior to the adoption of ASC 606, we do not collect sales tax or other similar taxes from customers. As such, there is no effect on the measurement of the transaction price.

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to contract manufacturing and retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped.

We do not accept returns in the contract manufacturing revenue stream. Our return policy for retailer customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time within which product may be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity falls within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests for only products in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

Under ASC 606, we will continue to recognize contract manufacturing and retail customers at a point in time as we have an enforceable right to payment for goods as products are shipped to customers.

 ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of September 30, 2018 and December 31, 2017, we included a provision for sales allowances from continuing operations of $1,000 and $2,000, respectively. Additionally, accrued advertising and other allowances from discontinued operations as of September 30, 2018 included (i) $260,000 for estimated returns and (ii) $88,000 for cooperative incentive promotion costs. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs.

As of September 30, 2018, we have deferred revenue of $57,000 in relation to Research and Development (“R&D”) stability and release testing programs.

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three and nine months ended September 30, 2018 (in thousands):

	Three Months ended	Nine Months ended
Revenue by Customer Type	September 30, 2018	September 30, 2018
Contract manufacturing	$2,324	$8,764
Retail and other	115	269
Total revenue	$2,439	$9,033

Practical Expedients Elected

We have elected the following practical expedients in applying ASC 606 across all each revenue stream:

Sales Tax Exclusion from the Transaction Price

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Shipping and Handling Activities

We account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses (i) incurred from continuing operations for the three months ended September 30, 2018 and 2017 were $14,000 and $22,000, respectively, and (ii) attributed to and classified as discontinued operations for the three months ended September 30, 2018 and 2017 were zero for both periods. Advertising and incentive promotion expenses (i) incurred from continuing operations for the nine months ended September 30, 2018 and 2017 were $51,000 and $78,000, respectively, and (ii) attributed to and classified as discontinued operations for the nine months ended September 30, 2018 and 2017 were zero and $2.8 million, respectively.

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

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended September 30, 2018 and 2017 (i) from continuing operations were $144,000 and $60,000, respectively, and (ii) attributed to and classified as discontinued operations were zero for both periods. Research and development costs incurred for the nine months ended September 30, 2018 and 2017 (i) from continuing operations were $319,000 and $318,000, respectively, and (ii) attributed to and classified as discontinued operations were zero and $52,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of September 30, 2018. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows.   ASU No. 2016-15 provides guidance on eight specific cash flow issues, none of which currently apply to us.  The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.”  The new standard requires entities to recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees.  The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our condensed consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. Pursuant to an interpretation from SEC staff which indicated it would not object if filers did not implement this new release until periods beginning on or after the effective date, we will not implement this change until our Form 10-Q for the period ended March 31, 2019.

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

The following table sets forth the condensed operating results of our discontinued operations for the nine months ended September 30, 2018 and 2017, respectively, (in thousands):

	For the Nine Months ended
	September 30, 2018	September 30, 2017
Net sales	$-	$4,687
Cost of sales	-	2,037
Sales and marketing	-	1,720
Administration	-	348
Research and development	-	52
Income from discontinued operations	$-	$530

There was no activity related to discontinued operations for the three months ended September 30, 2018 and 2017, and nine months ended September 30, 2018. For the three months and nine months ended September 30, 2018, we incurred costs of $160,000 which was charged against the gain on sale of the Cold-EEZE® Business (See Note 5).

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

The Notes bore interest at the rate of 12% per annum, payable semi-annually and the principal was due and payable on June 15, 2017. The Notes could be pre-paid at any time prior to maturity without penalty. The effective interest, inclusive of the Warrants and loan origination costs, was 14.3% per annum. For the nine months ended September 30, 2018 and 2017, we charged to interest expense zero and $54,000, respectively, in connection with the Notes.

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

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2018, no shares of Preferred Stock have been issued. Our board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may, subject to any required stockholder approval amend from time to time our certificate of incorporation to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

2015 Equity Line of Credit

On July 30, 2015, we entered into a new equity line of credit agreement (the “2015 Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”). Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the Investment Agreement.  The 2015 Equity Line of Credit expired in July 2018.

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

During the nine months ended September 30, 2018, we granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to a consultant pursuant to the terms of the 2010 Plan. For the nine month ended September 30, 2017, we granted, 600,000 options to employees, exercisable at $2.00 per share and subject to vesting over a four-year term. We use the Black-Scholes option pricing model to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. Presented below is a summary of the terms of the grant of options. The assumptions used in determining the fair value of the 30,000 stock options granted in the first quarter of Fiscal 2018 were (i) expected option life of 4.5 years, (ii) weighted average risk rate of 2.37%, (iii) dividend yield of 0% and (iv) expected volatility of 40.06%.

During the nine months ended September 30, 2018 and 2017, we issued 490,000 and 682,000 shares of common stock, respectively, upon the exercise of stock options granted under our 2010 Plan, including 250,000 shares that were issued in the nine months ended September 30, 2018 pursuant to a cashless exercise. At September 30, 2018, there were 519,500 stock options outstanding under the 2010 Plan and 791,159 shares available to be issued pursuant to the terms of the 2010 Plan.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which, was has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 675,000 shares. For the nine months ended September 30, 2018 and 2017, 7,474 shares and zero shares, respectively were granted to our directors under the 2010 Directors’ Plan. At September 30, 2018, there were 390,334 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. At September 30, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus, our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan (the “CEO Option”). We use the Black-Scholes option pricing model to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. The assumptions used in determining the fair value of the 2,300,000 stock options granted in the second quarter of Fiscal 2018 were (i) expected option life of 4.5 years, (ii) weighted average risk rate of 2.42%, (iii) dividend yield of 0% and (iv) expected volatility of 40.10%.

The 2018 Plan requires certain proportionate adjustments to be made to stock options granted under the 2018 Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property). Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special $1.00 cash dividend was paid in order to maintain parity.

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

Utilization of net operating loss carryforwards may be subject to limitations as set forth in Section 382 of the Internal Revenue Code (“Section 382”). Based on our preliminary Section 382 analysis, we do not believe that our current net operating loss carryforwards are subject to these limitations as of September 30, 2018. However, until we complete a final Section 382 analysis upon filing of our 2018 income tax return, there can be no assurances that our preliminary analysis is accurate or complete.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Other Current Liabilities

The following table sets forth the components of other current liabilities at September 30, 2018 and December 31, 2017, respectively, (in thousands):

	September 30, 2018	December 31, 2017
Accrued Expenses	$117	$66
Accrued Benefits	99	15
Accrued Payroll	57	79
Accrued Vacation	74	88
Sales tax payable	3	3
Income taxes payable	2	740
Deferred revenue	57	-
Due to Mylan and affiliates	-	59
Total other current liabilities	$409	$1,050

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

The terms of the Escrow Agreement provide that if, as of September 29, 2018, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the Escrow Agent will disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the first distribution was not released to us on September 29, 2018 and remains subject to resolution of this claim.

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We resolved this claim pursuant to a settlement agreement, effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations in the third quarter of 2018.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to product advertising claims brought against Mylan on certain Cold-EEZE® products. While we believe this claim is without merit, in the event that this or any other indemnity claim is successful, we may be required to pay Mylan such amounts from the escrow fund, pursuant to the indemnification provisions of the Asset Purchase Agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses. Management expects to collect the full remaining escrow balance.

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

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors awarded Mr. Karkus a stock option to purchase 2,300,000 shares of our Common Stock at an exercise price of $3.00 per share on February 23, 2018. The CEO Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The CEO Option is be exercisable for a five year term commencing on the date of grant. The CEO Option was granted pursuant to the 2018 Stock Plan, which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018 at which time the options were considered granted. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the CEO Option.

As discussed further in Note 5, on May 7, 2018, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date of the special $1.00 cash dividend was paid in order to maintain parity.

 ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2018, as follows (in thousands):

Employment
Contracts
2018	$31
2019	125
2020	125
2021	595
2022	675
Total	$1,551

Note 9 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing the respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at September 30, 2018 and 2017 were 2,819,500 and 1,642,000, respectively.

For the three months ended September 30, 2018 and 2017 dilutive earnings (loss) per share were the same as basic earnings per share due to the inclusion of Common Stock in the form of stock options and warrants (“Common Stock Equivalents”), when in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended September 30, 2018 and 2017, there were 947,226 and 504,170 Common Stock Equivalents, that were in the money, that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect.

For the nine months ended September 30, 2018, dilutive earnings (loss) per share were the same as basic earnings per share due to the inclusion of Common Stock in the form of stock options and warrants (“Common Stock Equivalents”), when in a net loss position would have an anti-dilutive effect on loss per share. For the nine months ended September 30, 2018, there were 909,439 that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect. For the nine months ended September 30, 2017 there were 456,728 Common Stock Equivalents that were in the money, which were included in the fully diluted earnings per share computation.

Note 10 – Significant Customers

Revenue from continuing operations for the three months ended September 30, 2018 and 2017 was $2.4 million and $3.0 million, respectively. Three third-party contract manufacturing customers accounted for 38.9%, 30.4% and 15.2%, respectively, of our revenue from continuing operations for the three months ended September 30, 2018. Three third-party contract manufacturing customers accounted for 61.1%, 16.5% and 10.6%, respectively, of our revenues from continuing operations for the three months ended September 30, 2017. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

Revenue from continuing operations for the nine months ended September 30, 2018 and 2017 was $9.0 million and $5.7 million, respectively. Two third-party contract manufacturing customers accounted for 39.8% and 39.0%, respectively, of our revenue from continuing operations for the nine months ended September 30, 2018. Two third-party contract manufacturing customers accounted for 50.7% and 21.5%, respectively, of our revenues from continuing operations for the nine months ended September 30, 2017. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 59% and 15% of our total trade receivable balances at September 30, 2018 and one customer represented 84% of our total trade receivable balances at December 31, 2017, respectively. Management believes that the provision for possible losses on uncollectible accounts receivable is adequate for our credit loss exposure. The allowance for doubtful accounts was zero for both September 30, 2018 and December 31, 2017.

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

ProPhase Digital Media, Inc. (“PDM”), a wholly-owned subsidiary of ProPhase Labs, Inc., is an independent full-service direct marketing agency. PDM’s first initiative will be to market the TK Supplements® product line. If successful, this may lead to the marketing of other companies’ consumer products.

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) pursuant to the terms of an Asset Purchase Agreement, dated January 6, 2017 (the “Asset Purchase Agreement”). As a consequence of the sale of the Cold-EEZE® Business, for the three and nine months ended September 30, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

On May 31, 2018, we received notice from Mylan of a claim for $800,000 in losses against the escrow account established with Mylan in connection with our sale of the Cold-EEZE® Business. We resolved this claim pursuant to a settlement agreement, effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan (the “Mylan Settlement”). This expense is reflected in discontinued operations for the three and nine months ended September 30, 2018.

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

We are also pursuing a series of new product development and pre-commercialization and market testing initiatives in the OTC dietary supplement category under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, an energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies for Legendz XL®, we are currently in distribution in a national chain drug retailer and several regional retailers.

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

Our sales are influenced (i) by market acceptance of our TK Supplement® products and (ii) by the ultimate level of demand for our contract manufactured OTC healthcare and dietary supplement products which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period of September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors.

As a consequence of the scope and timing of our TK Supplements® product market launch and the seasonality of our contract manufacturing OTC business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2018, we had working capital of approximately $17.2 million, including $6.9 million marketable securities available for sale. We believe our current working capital at September 30, 2018 is at an acceptable and adequate level to support our business for at least the next twelve months.

Financial Condition and Results of Operations

Results from Continuing Operations for the Three Months Ended September 30, 2018

as Compared to the Three Months Ended September 30, 2017

For the three months ended September 30, 2018, net sales were $2.4 million as compared to $3.0 million for the three months ended September 30, 2017. The decrease in net sales from period to period was principally due to a decrease in contract manufacturing net sales.

Cost of sales for the three months ended September 30, 2018 were $1.7 million as compared to $2.6 million for the three months ended September 30, 2017. For the three months ended September 30, 2018 and 2017, we realized a gross margin of 31.0% and 14.2%, respectively. The increase of 16.8% in gross margin from the prior period is principally due to (i) better cost management on raw materials, (ii) an increase in the absorption of fixed production costs and (iii) improved streamlining of our manufacturing processes from period to period.

Sales and marketing expense for the three months ended September 30, 2018 was $395,000 as compared to $150,000 for the three months ended September 30, 2017. The increase of $245,000 in sales and marketing expense was principally due to the development costs associated with launching TK Supplements product lines.

Administration expenses for the three months ended September 30, 2018 was $1.1 million as compared to $1.1 million or the three months ended September 30, 2017.

Research and development costs during the three months ended September 30, 2018 was $144,000, as compared to $60,000 for the three months ended September 30, 2017. The increase of $84,000 in research and development costs for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was due principally to the timing of product research expenses in the current period.

Interest income for the three months ended September 30, 2018 and 2017 was $15,000 and $125,000, respectively. The decrease in interest income for the three months ended September 30, 2018 as compared to September 30, 2017 was principally due a lower balance in our investment account available to earn interest.

For the three months ended September 30, 2018, we charged $160,000 to the loss on sale of the discontinued operations resulting from the Mylan Settlement and for the three months ended September 30, 2017, we charged to discontinued operations $3.5 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we realized an income tax benefit from continuing operations of $1.0 million as a consequence of the utilization of the federal and state net operating losses.

For the three months ended September 30, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the three months ended September 30, 2017, there were no costs incurred related to discontinued operations.

As a consequence of the effects of the above, the net loss from continuing operations for the three months ended September 30, 2018 was $897,000, or ($0.08) per share, as compared to net loss of $472,000, or ($0.03) per share, for the three months ended September 30, 2017. Net loss from discontinued operations for the three months ended September 30, 2018 was $160,000, or ($0.01), compared to $305,000, or (0.02) per share, for the three months ended September 30, 2017.

Financial Condition and Results of Operations

Results from Continuing Operations for the Nine Months Ended September 30, 2018

as Compared to the Nine Months Ended September 30, 2017

For the nine months ended September 30, 2018, net sales were $9.0 million as compared to $5.7 million for the nine months ended September 30, 2017. The increase in net sales from period to period was principally due to the treatment of the discontinued operations for the Cold-EEZE® Business in the prior period and an increase in contract manufacturing net sales.

Cost of sales for the nine months ended September 30, 2018 were $5.6 million as compared to $5.1 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 and 2017, we realized a gross margin of 38.1% and 11.5%, respectively. The increase of 26.6% in gross margin from the prior period is principally due to (i) treatment of the discontinued operations for the Cold-EEZE® Business in the prior period (ii) an increase in the absorption of fixed production costs, and (iii) improved streamlining of our manufacturing processes from period to period.

Sales and marketing expense for the nine months ended September 30, 2018 was $802,000 as compared to $486,000 for the nine months ended September 30, 2017. The increase of $316,000 in sales and marketing expense was principally due to treatment of the discontinued operations for the Cold-EEZE® Business in the prior period and the development costs associated with launching TK Supplements product lines.

Administration expenses for the nine months ended September 30, 2018 was $3.5 million as compared to $3.5 million for the nine months ended September 30, 2017.

Research and development costs during the nine months ended September 30, 2018 were $319,000, as compared to $318,000 for the nine months ended September 30, 2017.

Interest income (expense), net for the nine months ended September 30, 2018 and 2017 was $115,000 and $222,000, respectively. The decrease in interest income (expense) was the result of the net effects of interest income of $125,000 earned on our investment account offset by interest expense of $54,000 incurred pursuant to the terms of the secured promissory notes.

Other income for the nine months ended September 30, 2018 and 2017 was zero and $150,000, respectively. The decrease in other income was due to the transition services fees earned in 2017 pursuant to the terms of the transition services agreement with Mylan, which fees were not payable in 2018.

For the nine months ended September 30, 2017, we charged to discontinued operations $3.4 million for estimated federal and state income taxes arising from the sale of the Cold-EEZE® Business and we realized an income tax benefit from continuing operations of $1.3 million as a consequence of the utilization of the federal and state net operating losses. There were no discontinued operations during the nine months ended September 30, 2018.

For the nine months ended September 30, 2017, results from operations for our Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For the nine months ended September 30, 2017, we allocated (i) $348,000 to administrative operating expenses, included in Administration and (ii) $52,000 to research and development operating expenses, in the accompanying statement of operations. As a consequence of the sale of the Cold-EEZE® Business, we recorded a gain on the sale of the assets of $42.4 million, net of $3.4 million of income tax.

As a consequence of the effects of the above, the net loss from continuing operations for the nine months ended September 30, 2018 was $1.1 million, or ($0.10) per share as compared to net loss of $2.1 million, or ($0.13) for the nine months ended September 30, 2017. Net loss from discontinued operations for the nine months ended September 30, 2018 was $160,000, or ($0.01) per share, compared to net gain from discontinued operations of $42.9 million, or $2.58 per share, at September 30, 2017. Net loss for the nine months ended September 30, 2018 was $1.3 million, or ($0.11) per share as compared to $40.8 million, or $2.45 per share for the nine months ended September 30, 2017.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and including marketable securities, as of September 30, 2018, were $9.1 million compared to $21.9 million at December 31, 2017. The decrease of $12.8 million in our cash and securities balance for the nine months ended September 30, 2018 was principally due the $11.7 million payment of a $1.00 special cash dividend in June 2018 and cash used in operating activities

Amended and Restated Employment Agreement with Ted Karkus

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

In consideration of Mr. Karkus’ voluntary reduction in salary, our board of directors awarded Mr. Karkus a stock option to purchase 2,300,000 shares of our Common Stock at an exercise price of $3.00 per share on February 23, 2018 (the “CEO Option”).The CEO Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The CEO Option is be exercisable for a five year term commencing on the date of grant. The CEO Option was granted pursuant to the 2018 Stock Plan, which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018 at which time the options were considered granted. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the CEO Option.

On May 7, 2018, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date of the special $1.00 cash dividend was paid to the stockholders in order to maintain parity.

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

Pursuant to the terms of the Asset Purchase Agreement, we, Mylan, and an escrow agent entered into an escrow agreement (the “Escrow Agreement”) at closing, pursuant to which Mylan deposited $5 million of the aggregate purchase price for the Cold-EEZE® Business into an escrow account established with the escrow agent in order to satisfy, in whole or in part, certain of our indemnity obligations under the Asset Purchase Agreement. If, on the 18th month anniversary of the closing date, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the escrow agent will disburse such difference, if a positive number, to us. Within two business days of the second anniversary of the closing date, the escrow agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the escrow agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As descripted below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the first distribution was not released to us on September 29, 2018 and remains subject to resolution of this claim.

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We have resolved this claim pursuant to the settlement agreement effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations for the three and nine months ended September 30, 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to product advertising claims brought against Mylan on certain Cold-EEZE® products. Pursuant to the terms of the Asset Purchase Agreement, we have elected to assume the defense of these claims on behalf of Mylan. We dispute these product advertising claims and intend to vigorously contest such claims. While we believe this claim is without merit, in the event that this or any other indemnity claim is successful, however, we may be required to pay Mylan such amounts out of escrow fund, pursuant to the indemnification provisions of the Asset Purchase Agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses. Management expects to collect the full remaining escrow balance.

General

As of September 30, 2018, we had working capital of approximately $17.2 million. We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

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

As of September 30, 2018 and December 31, 2017, we included a provision for sales allowances from continuing operations of $1,000 and $2,000, respectively. Additionally, accrued advertising and other allowances from discontinued operations as of September 30, 2018, included (i) $260,000 for estimated returns and $88,000 for cooperative incentive promotion costs. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns and (ii) $200,000 for cooperative incentive promotion costs.

As of September 30, 2018, we have deferred revenue of $57,000 in relation to R&D stability and release testing programs.

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

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments.”  The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows.   ASU No. 2016-15 provides guidance on eight specific cash flow issues, none of which currently apply to us.  The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on our financial statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other than Inventory.”  The new standard requires entities to recognize the income tax consequences of an asset other than inventory when the asset transfer occurs. The new guidance was effective for us in the first quarter of 2018. The adoption of ASU 2016-15 did not have a material impact on our financial statements.

Recently Issued Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (ASU) 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees.  The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this new standard on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that we report relative to such amounts prior to adoption.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on its condensed consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. Pursuant to an interpretation from SEC staff which indicated it would not object if filers did not implement this new release until periods beginning on or after the effective date, we will not implement this change until our quarterly report on Form 10-Q for the period ended March 31, 2019.

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

Our management, under the supervision and with the participation of the principal executive officer and principal accounting and financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on this evaluation, our principal executive officer and principal accounting and financial officer concluded that as of September 30, 2018, our disclosure controls and procedures continue to be not effective due to a material weakness identified in our internal control over financial reporting for the June 30, 2018 period.

A material weakness is a deficiency or a combination of control deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Following the filing of our original 2017 Form 10-K and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of at December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

Remediation Plan for Material Weakness in Internal Control over Financial Reporting

Beginning in August 2018, the Company’s management began implementing certain remediation measures to address the above-described material weakness and enhance the Company’s internal control over financial reporting. Management is making progress on its remediation plan which includes (i) reviewing our income tax processes and controls, (ii) evaluating the sufficiency of our income tax accounting experts and (iii) implementing management oversight with respect to the review of income tax reporting and disclosures. These measures will be implemented during the fourth quarter of Fiscal 2018.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2018

By:	/s/ Monica Brady
Monica Brady
Chief Accounting Officer
(Principal Accounting and Financial Officer)

Date: November 14, 2018

