Form 10-K
period 2018-12-31
ProPhase Labs, Inc.
filed 2019-03-26
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $27,560,318 as of June 30, 2018, based on the closing price of the common stock on The Nasdaq Capital Market.

Number of shares of each of the registrant’s classes of securities outstanding on March 26, 2019:

Common stock, $0.0005 par value per share: 11,556,685

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2019 annual meeting of stockholders (the “2019 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2019 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. These forward looking statements relate to future events or our future financial performance and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You are cautioned that such forward looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risks and uncertainties, and that there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Annual Report.

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

You should also consider carefully the statements under other sections of this Annual Report, including the Risk Factors included in Item 1A, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise except as otherwise required by law.

PART I

Item 1.	Business

General

ProPhase Labs, Inc. (“ProPhase” or the “Company”) was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. Our principal executive offices are located at 621 N. Shady Retreat Road, Doylestown, Pennsylvania 18901 and our telephone number is 215-345-0919.

We are a vertically integrated and diversified branding, marketing and technology company with deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements and other remedies. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

In addition, we also continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References in this Annual Report to “Fiscal 2018” mean the Fiscal year ended December 31, 2018 and references to other “Fiscal” years mean the year, that ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Revenues from continuing operations for Fiscal 2018 and 2017 were $13.1 million and $9.9 million, respectively. As of December 31, 2018, we had working capital of approximately $14.0 million, including $6.7 million of marketable securities available for sale. We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

Net income (loss) for Fiscal 2018 and 2017 were ($1.7) million and $40.6 million, respectively.

Contract Manufacturing Services

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full service contract manufacturer and distributor of a broad range of non-GMO, organic and/or natural-based cough drops and lozenges and OTC drug and dietary supplement products. Our manufacturing facility, which is located in Lebanon, Pennsylvania, is registered with the U.S. Food and Drug Administration (the “FDA”), and is certified organic and kosher. PMI provides product development, pre-commercialization services, production, warehousing and distribution services for its customers.

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

For each of Fiscal 2018 and 2017, our revenues from continuing operations have come principally from our contract manufacturing services. Three third-party contract manufacturing customers accounted for 45.7%, 31.1%, and 10.9%, respectively, of our Fiscal 2018 revenues from continuing operations. The loss of sales to any one or more of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

TK Supplements® Product Line

Our TK Supplements® product line is dedicated to promoting better health, energy and sexual vitality. Each of our herbal supplements is researched to determine the optimum blend of ingredients to ensure our customers receive premium quality products. To achieve this, we formulate with the highest quality ingredients derived from nature and ingredients enhanced by science. Our TK Supplements® product line includes Legendz XL®, a male sexual enhancement, Triple Edge XL®, an energy and stamina booster, and Super Prostaflow+™, a supplement to support prostate and urinary health.

In Fiscal 2017, we initiated shipments of Legendz XL® to a national chain drug retailer and several regional retailers. Currently, we are awaiting product acceptance from other national retailers to leverage our existing infrastructure and retail distribution platform during Fiscal 2019. In addition, we have produced, tested and refined a direct response television commercial and initiated television and digital media testing for Legendz XL® for marketing direct to consumers. We have also completed a broad series of clinical studies that support important product claims that have now been incorporated into our product packaging and marketing communications for Legendz XL®.

Once we have established a larger retail presence with Legendz XL®, we expect to initiate a TV campaign with short form TV spots as well as other forms of advertising designed to support our retail efforts and generate additional direct-to-consumer sales, a two-pronged strategy of retail and e-commerce consumer engagement. We are preparing to leverage the advertising and targeting technology of PDM to drive e-commerce sales for our e-commerce campaign related to Legendz XL® and Super Prostaflow+™.

We plan to introduce Triple Edge XL® as part of our e-commerce initiative in Fiscal 2019.

As with any new product launch, we anticipate losses from our TK Supplements® product line as we optimize our market strategy and expand our channels of distribution. There can be no assurance that our strategic focus will result in any revenue growth.

Direct Marketing Services

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for the year ended December 31, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Seasonality of the Business

Our manufacturing revenues are subject to seasonal fluctuations. As the majority of products that we manufacture for our customers are OTC healthcare and cold remedy products, our revenues tend to be higher in the first, third and fourth quarters during the cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. Revenues are generally at their lowest levels during the second quarter when contract manufacturing demand generally declines.

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

Employees

At December 31, 2018, we employed 47 full-time employees and 3 part-time employees, the majority of who were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

Where You Can Find Other Information

We file periodic and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). We make available on our website (www.ProPhaseLabs.com) free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to or exhibits included in those reports as soon as reasonably practical after we electronically file such materials with or furnish them to the SEC. Information appearing on our website is not part of this Annual Report. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements regarding issuers that file electronically with the SEC, including the Company.

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

We have a history of losses.

We have experienced net losses from continuing operations before income tax for our last two Fiscal years. As of December 31, 2018, we had working capital of approximately $14.0 million, which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 2020. Following the sale of our Cold-EEZE® Business in March 2017, we have been actively exploring new product technologies, applications, product line extensions and other new product opportunities and may consider and pursue other alternatives and strategies, including, but not limited to, investments and acquisitions in other sectors and industries.  There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability.

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

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan relating to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement with Mylan, we have elected to assume the defense of these claims on behalf of Mylan. We dispute these product advertising claims and intend to vigorously contest such claims. While management expects to collect the full remaining escrow balance within the next twelve months, net of an immaterial reserve representative of our best estimate of the cost to adjudicate this matter.

While we believe these claims are without merit, in the event that these claims are successful, we may be required to pay Mylan such amounts out of the escrow fund, which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses.

If we do not have sufficient cash to fund our remaining operations, we may need to seek to raise equity or debt financing or sell additional assets, which may not be possible under satisfactory terms, if at all.

Our business is subject to significant competitive pressures.

We compete with other contract manufacturers of OTC drug and dietary supplement products. These suppliers range widely in size. We compete primarily on the basis of price, quality and service. Management believes that our manufacturing capacity and abilities offer a significant advantage over many of our competitors in the full service contract development and manufacturing industry. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. To the extent that any of our competitors are able to offer better prices, quality and/or services, we could lose customers and our sales and margins may decline.

The OTC healthcare products and dietary supplements industries are highly competitive. Many of the participants in these industries have substantially greater capital resources, technical staffs, facilities, marketing resources, product development, and distribution experience than we do. We believe that our ability to compete in these industries will depend on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support. However, our failure to appropriately and timely respond to consumer preferences and demand for new products could significantly harm our business, financial condition and results of operations. Furthermore, unfavorable publicity or consumer perception of products we develop and commercialize could have a material adverse effect on our business and operations.

There can be no assurance that we will be able to compete successfully in the future. If we are unable to compete effectively, our earnings may be significantly negatively impacted.

The loss of sales to any one or more of our large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

For each of Fiscal 2018 and 2017, our revenues from continuing operations came principally from our contract manufacturing services. Three third-party contract manufacturing customers, including Mylan, accounted for 45.8%, 31.1%, and 10.9%, respectively, of Fiscal 2018 revenues from continuing operations. The loss of sales to any one or more of these third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

The customers for whom we contract manufacture may significantly influence our business, financial condition and results of operations.

Our contract manufacturing business is dependent on demand for the products we manufacture for our customers and we have no control or influence over the market demand for those products. Demand for our customers’ products may be adversely affected by, among other things, regulatory issues, the loss of patent or other intellectual property rights protection, the emergence of competing products, competition from other contract manufacturers, negative public or consumer perception of those products or our industry and changes in the marketing strategies for such products. If production volumes of products that we manufacture for third-parties and related revenues are not maintained or if there is any change in the terms or termination of our manufacturing agreement with Mylan or any of our other significant customers, it may have a material adverse impact on our business, financial condition and results of operations.

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

Because the majority of sales from our PMI manufacturing facility are from cold remedy products, our sales are subject to seasonal fluctuations and influenced by the timing, length and severity of each cold season. Our revenues tend to be higher in the first, third and fourth quarters during the cold season. Generally, a cold season is defined as the period of September to March, when the incidence of the common cold rises as a consequence of the change in weather and other factors.

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

Income from our PMI manufacturing business and our TK Supplements® products line may not generate all the funds we need to support future product development and commercialization. To the extent that we do not generate sufficient cash from operations, we may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we seek to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital. Additional funding may not be available to us on acceptable terms, or at all.

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

Adverse economic conditions, declines in the stock market and the instability of the credit markets, could cause a reduction in consumer spending. While there has been a trend toward lower unemployment in recent periods, which has contributed to a better economic climate, there is uncertainty about the continued strength of the economy. If the economy weakens, consumers may reduce consumer spending.

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

In July 2011, the FDA issued draft guidance governing the notification of new dietary ingredients (“NDIs”) and in August 2016, the FDA issued revised draft guidance. Although FDA guidance is not mandatory, it is a strong indication of the FDA’s current views, including its position on enforcement. We believe that the draft guidance, if implemented as proposed, could have a material impact on our operations. FDA enforcement of the NDI guidance as written could require us to incur additional expenses, which could be significant, and negatively affect our business in several ways, including, but not limited to, the detention and refusal of admission of imported products, the injunction of manufacturing of any dietary ingredients or dietary supplements until the FDA determines that those ingredients or products are in compliance, and the potential imposition of penalties for non-compliance.

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

Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.

Direct selling companies are subject to laws and regulations by various government agencies. These laws and regulations are generally intended to prevent fraudulent or deceptive practices and to protect consumers. The FTC periodically investigates and brings enforcement actions against direct selling companies based on alleged pyramid selling activity and/or false and misleading claims made by the direct selling company or its independent distributors. Direct selling companies that have been the subject of an FTC enforcement action have generally been required to make significant changes to their business model and pay significant monetary fines. Being the target of an investigation or enforcement action by the FTC could have a material adverse effect on our results of operations and financial condition.

The storage, processing, and use of data, some of which contain personal information, are subject to complex and evolving privacy and data protection laws and regulations that could adversely affect our business and financial condition.

Some data we store, process, and use, contains personal information, which subjects us to a variety of privacy, rights of publicity, data protection, content, protection of minors, and consumer protection laws and regulations in the United States. These laws and regulations are constantly evolving, can be particularly restrictive and may impose significant fines or penalties. The application and interpretation of these laws and regulations are often uncertain and could result in investigations, claims, changes to our business practices, and/or increased cost of operations, any of which could have a material adverse effect on our results of operations and financial condition.

While several proposals and discussions are before the United States federal government, a number of states have enacted laws or are considering the enactment of laws governing the release of credit card or other personal information received from consumers. For example, in June 2018, California enacted legislation, the California Consumer Privacy Act (the “CCPA”), that will, among other things, require covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information, when it goes into effect on January 1, 2020. There is debate surrounding the CCPA and amendments to the CCPA are possible before it becomes effective.

System failures could adversely affect our results of operations and financial condition.

Like many companies, our business is highly dependent upon our information technology infrastructure (websites, accounting and manufacturing applications, and product and customer information databases) to manage effectively and efficiently our operations, including order entry, customer billing, accurate tracking of purchases and volume incentives and managing accounting, finance and manufacturing operations. The occurrence of a natural disaster, security breach or other unanticipated problem could result in interruptions in our day-to-day operations that could adversely affect our business. A long-term failure or impairment of any of our information systems could have a material adverse effect on our results of operations and financial condition.

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

As a direct marketer and manufacturer of products designed for human consumption, we are subject to product liability claims if the use of our products or the products that we manufacture for third parties are alleged to have resulted in injury or to include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. Our current products and the products that we currently manufacture for third parties are not subject to pre-market regulatory approval in the United States and could contain contaminated substances.

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

Based on our Section 382 analysis, we do not believe our current net operating loss carryforwards are subject to these limitations as of December 31, 2018. Should we identify any limitations upon the completion of our final 2018 income tax return, the impact could be material to our consolidated financial statements.

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

As of March 26, 2019, our Chief Executive Officer beneficially owned approximately 27.0% of our Common Stock. As such, our Chief Executive Officer may exert significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

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

The emergence and growth of OTC consumer healthcare products, dietary supplements and related products has brought increased media attention, and a number of companies and investors have begun making acquisitions of businesses or announced their intention to do so. We compete with many of these companies, and certain of them have greater financial resources than we do for pursuing and consummating acquisitions and developing and integrating acquired businesses. Any acquisitions we undertake may result in unanticipated costs, delays or other operational or financial problems related to integrating the acquired company and business with our Company, which may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, technology, financial systems, distribution and general business operations and procedures. We cannot provide assurance that any acquisition we make will be successful and our operating results may be adversely impacted by the integration of a new business and its financial results.

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

As part of our plan to remediate the deficiency in internal controls, management has taken steps to improve its income tax controls, including the replacement of its outside tax consultants. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weakness previously identified or we identify other material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our long-term debt and credit agreements will likely be adversely affected. Our failure to remediate the material weakness previously identified or any material weakness in our internal control over financial reporting we may identify in the future could adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our Common Stock or any other securities we may issue, as well as lead to a loss of investor confidence in us.

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

As of March 20, 2019, there were approximately 194 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

Securities Authorized Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable because we are a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a vertically integrated and diversified branding, marketing and technology company with deep experience with OTC consumer healthcare products and dietary supplements. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

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

Income Taxes

We recognize tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management has evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized.

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating losses (“NOL”) carryforwards could be used is more likely than not. As a result of ongoing losses from continuing operations the Company has concluded that it is more likely than not that it will not realize all of its deferred tax assets relating to federal and state filing jurisdictions. As of December 31, 2018, there is a valuation allowance of $4.2 million. As of December 31, 2018, the Company has state NOL carryforwards of $1.1 million, which begin to expire in 2023 and federal NOL carryforwards of $3.0 million. The amount of the federal NOL generated prior to the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) of $2.6 million may be carried forward for 20 years and begins to expire in 2032. The remaining amount of $442,000 federal NOL generated in year 2018 may be carried forward indefinitely.

We file a consolidated federal income tax returns and separate company state returns as well as combined state returns where applicable. There are currently no pending income tax examinations.

Results of Operations from Continuing Operations

Fiscal 2018 compared with Fiscal 2017

Net sales for Fiscal 2018 increased $3.2 million to $13.1 million as compared to $9.9 million for Fiscal 2017. The increase in net sales from Fiscal 2017 to Fiscal 2018 is principally due to an increase in product volume and pricing changes.

Cost of sales for Fiscal 2018 were $8.3 million as compared to $7.9 million for Fiscal 2017. The increase in gross profit to $4.8 million for Fiscal 2018 as compared to $1.9 million for Fiscal 2017 is principally due to increased shipments during Fiscal 2018 as compared to Fiscal 2017. For Fiscal 2018 and Fiscal 2017, we realized a gross margin of 36.4% and 19.7%, respectively. The increase of 16.7% in gross margin from Fiscal 2017 to Fiscal 2018 is principally due to higher margins on certain products and lower manufacturing costs.

Sales and marketing expense for Fiscal 2018 increased $408,000 to $1.1 million as compared to $699,000 for Fiscal 2017. The increase in sales and marketing expense for Fiscal 2018 as compared to Fiscal 2017 was a consequence of the increase in marketing expenses associated with our TK Supplement® product line.

Administrative expense increased $102,000 for Fiscal 2018 to $4.9 million as compared to $4.8 million in Fiscal 2017. The increase in administrative expense for Fiscal 2018 as compared to Fiscal 2017 was principally due to an increase in professional and legal fees.

Research and development costs for Fiscal 2018 and 2017 were $398,000 and $431,000, respectively. The decrease of $33,000 in research and development costs for Fiscal 2018 as compared to Fiscal 2017 was principally due to a decrease in the amount and timing of research and development expenditures.

Interest income and other expense for Fiscal 2018 was $358,000 and $191,000, respectively, as compared to $231,000 and $54,000, respectively, for Fiscal 2017. The increase in interest income in Fiscal 2018 as compared to Fiscal 2017 is principally due to interest earned on our investment account. The increase in other expense is principally due to the realized losses on our investment account. The other income for Fiscal 2018 was zero compared to $150,000 for Fiscal 2017. The decrease in other income is principally due to the transition service fees received from Mylan in 2017 earned in pursuant to the terms of the transition service agreement with Mylan.

As a result of the effects of the above, the loss from continuing operations for Fiscal 2018 was $1.6 million, or ($0.14) per share, as compared to a loss from continuing operations of $2.2 million, or ($0.14) per share, for Fiscal 2017. Loss from discontinued operations for Fiscal 2018 was $170,000, or ($0.01) per share, as compared to income from discontinued operations of $42.8 million, or $2.75 per share, for Fiscal 2017. Net loss for Fiscal 2018 was $1.7 million, or ($0.15) per share, as compared to a net income of $40.6 million, or $2.61 per share for Fiscal 2017.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable securities as of December 31, 2018 were $8.2 million as compared to $21.9 million at December 31, 2017. Our working capital was $14.0 million and $26.6 million as of December 31, 2018 and 2017, respectively. The decrease of $13.7 million in our cash and cash equivalents and marketable securities balance for the 12 months ended December 31, 2018 was principally due to the net effect of (i) proceeds from the exercise of stock options of $338,000, offset by (ii) our payment of $11.7 million in June 2018 in connection with a special $1.00 cash dividend to stockholders and (iii) the cash used in operating activities of $2.1 million.

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter.

Amended and Restated Employment Agreement with Ted Karkus

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, our Chief Executive Officer (the “Amended Employment Agreement”), which became effective February 23, 2018, and was approved by stockholders at a special meeting of stockholders held April 12, 2018. Pursuant to the terms of the Amended Employment Agreement, Mr. Karkus voluntarily agreed to reduce his base salary from the rate set forth in his prior agreement (i.e., not less than $675,000 per annum) to a base salary of $125,000 per annum (the “Term Base Salary”) through February 22, 2021. Unless otherwise determined by the mutual agreement of the Company and Mr. Karkus, on February 22, 2021 and thereafter, Mr. Karkus’s salary will increase from the Term Base Salary to not less than $675,000 per annum.

In consideration of Mr. Karkus’s voluntary reduction in salary, our board of directors awarded Mr. Karkus a stock option to purchase 2,300,000 shares of our Common Stock at an exercise price of $3.00 per share on February 23, 2018 (the “CEO Option”). The CEO Option will vest and be exercisable in 35 equal monthly installments of 63,888 shares and one monthly installment of 63,290 shares, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The CEO Option is exercisable for a five year term commencing on the date of grant. The CEO Option was granted pursuant to the 2018 Stock Plan, which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018 at which time the options were considered granted for accounting purposes. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the CEO Option.

As discussed further in Note 10, on May 7, 2018, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan in order to maintain parity, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special $1.00 cash dividend was paid in order to maintain parity, and from $2.00 to $1.75 per share, effective as of January 24, 2019, the date of the special $0.25 cash dividend was paid in order to maintain parity.

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

On May 31, 2018, we received notice of an indemnification claim for $800,000 in losses. We have resolved this claim pursuant to a settlement agreement with Mylan, which became effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations for the year ended December 31, 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan related to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement, we have elected to assume the defense of these claims on behalf of Mylan. We dispute these product advertising claims and intend to vigorously contest such claims. While we believe these claims are without merit, in the event that these or any other indemnity claims are successful, we may be required to pay Mylan such amounts out of escrow fund, pursuant to the indemnification provisions of the asset purchase agreement, which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses. Management expects to collect the full remaining escrow balance within the next twelve months, net of an immaterial reserve representative of our best estimate of the cost to adjudicate this matter.

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

Revenue Recognition

We generate sales principally through two types of customers, contract manufacturing customers and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. In 2018, approximately $12.7 million of our approximately $13.1 million of sales were from contract manufacturing customers.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2018 (in thousands):

Amount
Return provision at December 31, 2017	$480
Net change in the return provision Fiscal 2018	(284)
Return provision at December 31, 2018	$196

For Fiscal 2018, the return provision decreased by $284,000. The decrease in the return provision was principally due to net returns associated with Fiscal 2017.

A one percent deviation for these sales allowance provisions for Fiscal 2018 and 2017 would affect net sales by approximately $60,000 and $169,000, respectively.

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

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” on revenue recognition. See the Revenue Recognition section within the Summary of Significant Accounting Policies in Note 2 for further details on the impact on our consolidated financial statements upon adoption and practical expedients elected. The implementation of the new revenue recognition standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of December 31, 2018 and 2017. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards, Not Yet Adopted

In June 2018, the FASB issued ASU 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. The current accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently includes only share-based payments to employees) to include share-based payments to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees.  The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. We adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. We do not have material amounts of rental or lease expense. We do not expect the new accounting guidance to have a material impact on our consolidated financial statements.

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

In August 2018, the SEC adopted SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements regarding stockholders’ equity for interim financial statements. Under the amendments, a description of the changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The description must include a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. We are evaluating the impact of this guidance on our consolidated financial statements. We anticipate our first presentation of changes in stockholders’ equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2019

PROPHASE LABS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$1,554	$3,173
Marketable securities, available for sale	6,687	18,765
Escrow receivable, current portion	4,830	2,500
Accounts receivable, net	2,968	1,945
Inventory	1,903	1,531
Prepaid expenses and other current assets	296	481
Assets held for sale, discontinued operations	-	22
Total current assets	18,238	28,417

Property, plant and equipment, net of accumulated depreciation of $5,854 and $5,471, respectively	2,499	2,742
Escrow receivable	-	2,500
TOTAL ASSETS	$20,737	$33,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$437	$562
Accrued advertising and other allowances	101	200
Dividend payable	2,929	-
Other current liabilities	766	1,050
Total current liabilities	4,233	1,812

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,201,541 and 27,696,593 shares, respectively	14	14
Additional paid-in capital	59,471	58,034
Retained earnings	4,533	20,902
Treasury stock, at cost, 16,652,022 and 16,566,701 shares	(47,490)	(47,025)
Accumulated comprehensive loss	(24)	(78)
Total stockholders’ equity	16,504	31,847
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,737	$33,659

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2018	December 31, 2017
Net sales	$13,126	$9,867
Cost of sales	8,345	7,919
Gross profit	4,781	1,948

Operating expenses:
Sales and marketing	1,107	699
Administration	4,910	4,808
Research and development	398	431
Total operating expenses	6,415	5,938
Loss from operations	(1,634)	(3,990)

Interest income, net	167	177
Other income	-	150
Total interest and other income	167	327

Loss from continuing operations before income taxes	(1,467)	(3,663)
Income tax benefit (provision) from continuing operations	(103)	1,421
Loss from continuing operations	(1,570)	(2,242)

Discontinued operations:
Income from discontinued operations	-	530
Gain (loss) on sale of discontinued operations, net of taxes	(170)	42,301
Income (loss) from discontinued operations	(170)	42,831
Net income (loss)	$(1,740)	$40,589

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	54	(78)
Total comprehensive income (loss)	$(1,686)	$40,511

Basic earnings (loss) per share:
Loss from continuing operations	$(0.14)	$(0.14)
Income (loss) from discontinued operations	(0.01)	2.75
Net income (loss)	$(0.15)	$2.61

Diluted earnings (loss) per share:
Loss from continuing operations	$(0.14)	$(0.14)
Income (loss) from discontinued operations	(0.01)	2.73
Net income (loss)	$(0.15)	$2.59

Weighted average common shares outstanding:
Basic	11,396	15,565
Diluted	11,396	15,696

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares
	Outstanding,		Additional		Accumulated
	Net of Shares of Treasury Stock	Par Value	Paid in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2017	17,080,776	$13	$56,378	$(19,687)	$-	$(30,742)	$5,962

Proceeds for warrants exercised	51,000	-	69	-	-	-	69

Proceeds for options exercised	1,332,000	1	1,509	-	-	-	1,510

Unrealized loss on marketable securities	-	-	-	-	(78)	-	(78)

Stock based compensation	-	-	78	-	-	-	78

Treasury stock acquired	(7,333,884)	-	-	-	-	(16,283)	(16,283)

Net income	-	-	-	40,589	-	-	40,589

Balance as of December 31, 2017	11,129,892	14	58,034	20,902	(78)	(47,025)	31,847

Proceeds for options exercised	240,000	-	338	-	-	-	338

Cashless options exercise	164,679	-	465	-	-	(465)	-

Cash dividends	-	-	-	(14,629)	-	-	(14,629)

Unrealized gain on marketable securities	-	-	-	-	54	-	54

Stock based compensation	14,948	-	634	-	-	-	634

Net loss	-	-	-	(1,740)	-	-	(1,740)

Balance as of December 31, 2018	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities
Net (loss) income	$(1,740)	$40,589
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Realized gain on marketable securities	130	-
Loss (gain) on sale of discontinued operations, net of tax	170	(42,301)
Change in valuation allowance, income tax	-	(1,421)
Depreciation and amortization	383	337
Loss on fixed asset disposal	-	291
Amortization of loan origination and warrant expenses	-	10
Stock-based compensation expense	634	78
Changes in operating assets and liabilities:
Accounts receivable	(1,023)	3,825
Inventory	(372)	1,205
Prepaid and other assets	185	199
Accounts payable and accrued expenses	(125)	(1,594)
Accrued advertising and other allowances	(99)	(2,605)
Due to Mylan, Inc. and affiliates	(59)	59
Other current liabilities	(225)	(1,488)
Assets held for sale	22	(22)
Net cash used in operating activities	(2,119)	(2,838)

Cash flows from investing activities
Net proceeds from the sale of assets	-	40,825
Purchase of marketable securities	(13,350)	(31,693)
Proceeds from maturities of marketable securities	14,280	12,850
Proceeds from sale of marketable securities	11,071	-
Capital expenditures	(140)	(208)
Net cash provided by investing activities	11,862	21,774

Cash flows from financing activities
Payments to retire notes	-	(1,500)
Payments to acquire treasury stock	-	(16,283)
Payment of dividends	(11,700)	-
Proceeds from exercise of warrants	-	69
Proceeds from exercise of stock options	337	1,510
Net cash used in financing activities	(11,362)	(16,204)

(Decrease) increase in cash and cash equivalents	(1,619)	2,732
Cash and cash equivalents, at the beginning of the year	3,173	441
Cash and cash equivalents, at the end of the year	$1,554	$3,173

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$54
Income taxes paid	$738	$1,350

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss), investments in marketable securities	$54	$(78)
Declaration of dividend payable	$2,929	$-
Cashless options exercise	$465	$-
Escrow receivable	$-	$5,000

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized as a corporation in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a vertically integrated and diversified branding, marketing and technology company engaged in the research, development, manufacture, distribution, marketing and sale of over-the-counter (“OTC”) consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

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

Discontinued Operations

Prior to March 29, 2017, our flagship OTC drug brand was Cold-EEZE® and our principal product was Cold-EEZE® cold remedy zinc gluconate lozenges. In addition to Cold-EEZE® cold remedy lozenges, we also marketed and distributed non-lozenge forms of the proprietary zinc gluconate formulation, (i) Cold-EEZE® cold remedy QuickMelts®, (ii) Cold-EEZE® Gummies and (iii) Cold-EEZE® cold remedy oral spray.

Effective March 29, 2017, we sold our intellectual property rights and other assets related to our Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® Business”) to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”). As a result of the sale of the Cold-EEZE® Business, for Fiscal 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® Business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business. Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Continuing Operations

We continue to own and operate our manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and our headquarters in Doylestown, Pennsylvania. As part of the sale of the Cold-EEZE® Business, we entered into a manufacturing agreement with Mylan and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production services we provide to Mylan under the manufacturing agreement, we also produce OTC healthcare and dietary supplement products for other third-party customers in addition to performing operational tasks such as warehousing and shipping.

We are also engaged in development and distribution of a product line of OTC dietary supplements under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, an energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies for Legendz XL®, we are currently in distribution in a national chain drug retailer and several regional retailers.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Summary of Significant Accounting Policies

For Fiscal 2018 and 2017, our revenues from continuing operations have come principally from our OTC healthcare contract manufacturing business and sales to retail customers of dietary supplement product.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Discontinued Operations Carve Out and ProPhase Allocations

For Fiscal 2018 and 2017, results from operations for the Cold-EEZE® Business are classified as discontinued operations. The carve out of the discontinued operations (i) were prepared in accordance with the SEC’s carve out rules under Staff Accounting Bulletin (“SAB”) Topic 1B1 and (ii) are derived from identifying and carving out the specific assets, liabilities, net sales, cost of sales, operating expenses and interest expense associated with the Cold-EEZE® Business’s operations. Administrative and overhead expenses, including personnel expenses and bonuses, and research and development overhead expenses incurred by us (for which the discontinued operation benefits from such resources) are allocated to discontinued operations based upon the percentage of the Cold-EEZE® Business’s net sales to our consolidated net sales. For Fiscal 2018 and 2017, we allocated (i) $0 and $348,000, respectively, of administrative expenses, $0 and $1.7 million, respectively of sales and marketing expenses and (iii) $0 and $52,000, respectively, of research and development expenses, to discontinued operations in the accompanying statements of operations.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplement products sold in the United States. In addition, we are engaged in market activities for the TK Supplements® product line of dietary supplements.

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

As a consequence of the scope and timing of our TK Supplements® product market testing and the ultimate market launch and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of December 31, 2018, we had working capital of approximately $14.0 million, including $6.7 million marketable securities available for sale. We believe our current working capital at December 31, 2018 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as other interest income (expense). We initiated short term investments in marketable securities, which carry maturity dates between one and three years from date of purchase with interest rates of 2.39% - 3.67%, during Fiscal 2018. For Fiscal 2018 and 2017, we reported an unrealized gain of $54,000 and unrealized loss of $78,000, respectively. We had an accumulated unrealized loss of $24,000 and $78,000 as of December 31, 2018 and 2017, respectively. Unrealized gains and losses are classified as other comprehensive income (loss) and cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of December 31, 2018
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$2,401	$(3)	$2,398
Corporate bonds	4,310	(21)	4,289
	$6,711	$(24)	$6,687

	As of December 31, 2017
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$1,744	$-	$1,744
Corporate bonds	17,099	(78)	17,021
	$18,843	$(78)	$18,765

We have determined that the unrealized losses are deemed to be temporary as of December 31, 2018. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at December 31, 2018.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At December 31, 2018, after the 2018 write-off of certain inventory previously reserved, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $377,000, inclusive of adjustments of $270,000 for product samples of TK Supplements® products. At December 31, 2017, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $1.1 million, inclusive of an adjustment of $541,000 for product samples of TK Supplements® products. The components of inventory are as follows (in thousands):

	December 31,	December 31,
	2018	2017
Raw materials	$1,374	$1,269
Work in process	371	245
Finished goods	158	17
	$1,903	$1,531

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2018, our cash and cash equivalents balance was $1.6 million and our bank balance was $1.6 million. Of the total bank balance, $250,000 was covered by federal depository insurance and $1.4 million was uninsured at December 31, 2018.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at December 31, 2018 and 2017.

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

Fair Value of Financial Instruments

Cash and cash equivalents, marketable securities, accounts receivable, assets held for sale, accounts payable, and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value. We account for our marketable securities at fair value pursuant to Accounting Standards Codification, or ASC, 820-10, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$2,398	$-	$2,398
Corporate obligations	-	4,289	-	4,289
	$-	$6,687	$-	$6,687

	As of December 31, 2017
	Level 1	Level 2	Level 3	Total
Marketable securities
U.S. government obligations	$-	$1,744	$-	$1,744
Corporate obligations	-	17,021	-	17,021
	$-	$18,765	$-	$18,765

There were no transfers of marketable securities between Levels 1, 2 or 3 for the Fiscal 2018 and 2017.

Revenue Recognition

We account for revenue in accordance with ASC 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. We recognize revenue when performance obligations with our customers have been satisfied. At contract inception, we determine if a contract is within the scope of ASC Topic 606 and then evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. For the year ended December 31, 2018, there were no changes to our opening balances upon the adoption of ASC 606 and the amounts which would have been reported under the standards in effect prior to adoption.

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from OTC healthcare contract manufacturing and retail dietary supplement product customers were $12.6 million and $0.5 million, respectively, for Fiscal 2018 and $9.7 million and $0.2 million, respectively, for Fiscal 2017. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in accordance with ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The combined duties and responsibilities within each contract will be considered one single performance obligation under ASC 606 as these items would not be separately identifiable from each other promise in the contract and we provide a significant service of integrating the duties with other promises in the contracts.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC 606, we continue to recognize revenue from contract manufacturing and retail customers at a point in time as we have an enforceable right to payment for goods as products are shipped to customers.

As of December 31, 2018 and 2017, we included a provision for sales allowances from continuing operations of $1,000 and $2,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances from discontinued operations as of December 31, 2018 included (i) 181,000 for estimated returns which is reported as a reduction to account receivables and (ii) $88,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2017, accrued advertising and other allowances from discontinued operations included (i) $480,000 for estimated future sales returns which is reported as a reduction to account receivables and (ii) $200,000 for cooperative incentive promotion costs which is reported as accrued advertising and other allowances under current liabilities.

As of December 31, 2018, we have deferred revenue of $206,000 in relation to Research and Development (“R&D”) stability and release testing programs. No revenue was deferred as of December 31, 2017. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue by recognition period (in thousands):

Recognition Period	Deferred Revenue
0-12 Months	$184
13-24 Months	22
Total	$206

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table disaggregates the Company’s revenue by revenue source for Fiscal 2018 and 2017 (in thousands):

	For the Years Ended
Revenue by Customer Type	December 31, 2018	December 31, 2017
Contract manufacturing	$12,633	$9,666
Retail and others	493	201
Total revenue	$13,126	$9,867

Practical Expedients Elected

We have elected the following practical expedients in applying ASC 606 across all revenue stream:

Sales Tax Exclusion from the Transaction Price

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Shipping and Handling Activities

We account for shipping and handling activities that we perform as activities to fulfill the promise to transfer the good.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses (i) incurred from continuing operations for Fiscal 2018 and 2017 were $264,000 and $45,000, respectively, and (ii) attributed to and classified as discontinued operations for Fiscal 2018 and 2017 were $0 and $2.8 million, respectively.

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

Research and Development

R&D costs are charged to operations in the period incurred R&D costs incurred for Fiscal 2018 and 2017 (i) from continuing operations were $398,000 and $431,000, respectively, and (ii) attributed to and classified as discontinued operations were $0 and $52,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As a result of our losses from continuing operations, we have recorded a full valuation allowance against a net deferred tax asset. Additionally, we have not recorded a liability for unrecognized tax benefit.

Recently Adopted Accounting Standards, Not Yet Adopted

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

In November 2016, the FASB issued ASU No. 2016-18 “Statement of Cash Flows: Restricted Cash” which requires a statement of cash flows to explain the change during a period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Under the new standard, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the statement of cash flows. ASU 2016-18 was effective for us as of January 1, 2018. We have not generally had restricted cash or restricted cash equivalents, and there is no restricted cash on the balance sheet as of December 31, 2018 and 2017. The adoption of this update did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Standards

In June 2018, the FASB issued ASU 2018-07 intended to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments. Currently, the accounting requirements for nonemployee and employee share-based payment transactions are significantly different. This ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. This ASU supersedes Subtopic 505-50, Equity-Equity-Based Payments to Nonemployees. The amendments in this ASU are effective for public companies for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. We do not expect the new accounting guidance to have a material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement,” which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In August 2018, the SEC adopted SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements regarding stockholders’ equity for interim financial statements. Under the amendments, a description of the changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The description must include a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. Our first presentation of changes in stockholders’ equity will be included in our Form 10-Q for the quarter ended March 31, 2019.

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business

Effective March 29, 2017, we completed the sale of the Cold-EEZE® Business to Mylan. As a consequence of the sale of the Cold-EEZE® Business, for Fiscal 2017, we have classified as discontinued operations (i) the gain from the sale of the Cold-EEZE® Business, (ii) all gains and losses attributable to the Cold-EEZE® Business operations and (iii) the income tax expense attributed to the sale of the Cold-EEZE® Business (see Note 9). Excluded from the sale of the Cold-EEZE® Business were our accounts receivable and inventory, and we also retained all liabilities associated with our Cold-EEZE® Business operations arising prior to March 29, 2017.

Pursuant to the asset purchase agreement, we also agreed to a one-time sale to Mylan of certain non-lozenge-based Cold-EEZE® inventory. At December 31, 2017, we have classified as assets held for sale approximately $22,000 of such inventory, which approximates our cost.

Pursuant to the asset purchase agreement, we entered into a transition service arrangement with Mylan, for which we earned $150,000 in transition service fees through December 31, 2017. Pursuant to this arrangement, we (i) received, processed, fulfilled, and shipped customer orders, and billed such customers for these shipments on behalf of Mylan from March 30, 2017 to June 30, 2017, (ii) processed certain sales allowances, returns and other customer promotional deductions, and (iii) paid certain Cold-EEZE® Business expenses which are to be reimbursed by Mylan. For Fiscal 2017, the $150,000 transition service fees earned were recorded as a component of other income (expense).

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table sets forth the operating results of our discontinued operations for Fiscal 2018 and 2017, respectively, (in thousands):

	For the Years ended
	December 31, 2018	December 31, 2017
Net sales	$-	$4,687
Cost of sales	-	2,037
Sales and marketing	-	1,720
Administration	-	348
Research and development	-	52
Income from discontinued operations	$-	$530

For Fiscal 2018, we incurred costs of $170,000 which was charged against the gain on sale of discontinued assets, net of taxes.

Note 4 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2018	2017	Estimated Useful Life
Land	$504	$504
Leasehold improvements	3,059	3,059	10-39 years
Machinery	4,126	4,099	3-7 years
Computer equipment	457	355	3-5 years
Furniture and fixtures	207	197	5 years
	8,353	8,213
Less: accumulated depreciation	(5,854)	(5,471)
Total property, plant and equipment, net	$2,499	$2,742

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense incurred for Fiscal 2018 and 2017 (i) from continuing operations were $383,000 and $315,000, respectively, and (ii) attributed to and classified as discontinued operations of $0 and $22,000, respectively.

Note 5 – Secured Promissory Notes and Other Obligations

Secured Promissory Notes

On March 29, 2017, in connection with the sale of the Cold-EEZE® Business, we paid in full the remaining principal and accrued interest due under certain 12% Secured Promissory Notes – Series A that were issued in December 2015 (the “Notes”), in the total amount of $1.5 million. Of the $1.5 million paid to the Investors of the Notes (the “Investors”), $69,000 was netted against the aggregate exercise price of the warrants held by these Investors, which were simultaneously exercised by the Investors.

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

Note 6 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and one million shares of preferred stock, $0.0005 par value (“Preferred Stock”) per share.

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2018, no shares of Preferred Stock have been issued. Our board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may, subject to any required stockholder approval amend from time to time our certificate of incorporation to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On February 16, 2018, our board of directors, approved the termination of the Rights Agreement effective February 20, 2018. As a consequence of the termination of the Rights Agreement, all of the Rights distributed to our stockholders expired on February 20, 2018.

2015 Equity Line of Credit

On July 30, 2015, we entered into an equity line of credit agreement (the “2015 Equity Line”) with Dutchess Opportunity Fund II, LP (“Dutchess”). Pursuant to the 2015 Equity Line, Dutchess committed to purchase, subject to certain restrictions and conditions, up to 3,200,000 shares of our Common Stock, over a period of 36 months from the effectiveness of the registration statement registering the resale of shares purchased by Dutchess pursuant to the investment agreement.  The 2015 Equity Line of Credit expired in July 2018.

Common Stock Dividend

On May 7, 2018, the Board declared a special cash dividend of $1.00 per share on the Company’s common stock, $11.7 million payable on June 5, 2018 to holders of record of the Company’s common stock on May 21, 2018.

On December 24, 2018, the Board declared a special cash dividend of $0.25 per share on the Company’s common stock, $2.9 million payable on January 24, 2019 to holders of record of the Company’s common stock on January 10, 2019.

The Company recorded $2.9 million dividend payable as of December 31, 2018.

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

During Fiscal 2018 and 2017, 14,948 shares and zero shares, respectively, were granted to our directors under the 2010 Directors’ Plan. We recorded $45,000 of director fees during Fiscal 2018 in connection with these grants.

At December 31, 2018, there were 382,860 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is 3.9 million shares.

During Fiscal 2018, we granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to a consultant pursuant to the terms of the 2010 Plan and we granted 160,000 options to employees, exercisable at $3.18 per share and subject to vesting over four years. During Fiscal 2017, we granted, 600,000 options to employees, exercisable at $2.00 per share and subject to vesting over a four-year term. We use the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. Options to non-employees are valued at initial issuance, then revalued at each reporting date until the date the options vest and at which point the final fair value is determined. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 – 4.75 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. Presented below is a summary of the terms of the grant of options.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During Fiscal 2018 and 2017, there were 490,000 and 1,332,000 options exercised, respectively, and we derived $337,500 and $1.5 million from the exercise of options in 2018 and 2017, respectively. We had 250,000 shares that were exercised in Fiscal 2018 pursuant to a cashless exercise. At December 31, 2018, there were 679,500 stock options outstanding under the 2010 Plan.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. At September 30, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan. We use the Black-Scholes option pricing model to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term.

The 2018 Plan requires certain proportionate adjustments to be made to stock options granted under the 2018 Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property). Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special $1.00 cash dividend was paid to stockholders. Pursuant to the terms of the CEO Option, the exercise price of the CEO Option was reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the special cash dividend was paid in order to maintain parity.

The following table summarizes stock options activities during Fiscal 2018 and 2017 for both 2010 Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2017	669	$1.52	3.2	$324
Granted	625	2.01	6.3	-
Exercised	(315)	1.55	-	-
Outstanding as of December 31, 2017	980	1.82	4.8	52
Granted	2,490	2.08	4.3	-
Exercised	(490)	1.64	-	-
Outstanding as of December 31, 2018	2,980	$1.82	4.8	$3,235
Options vested and exercisable	673	$2.00	4.1	$777

The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2018 and 2017:

	For the Years Ended
	December 31, 2018	December 31, 2017
Exercise price	$2.52	$2.01
Expected term in years	4.5	4.6
Expected volatility (annual)	40%	42%
Risk-free interest rate	2%	2%
Expected dividend yield (per share)	0%	0%

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the stock options at the time of the grant in Fiscal 2018 and 2017 was $1.8 million and $476,000, respectively. For Fiscal 2018 and 2017, we charged to operations $590,000 and $78,000, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

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

Treasury Stock – Tender Offers

In Fiscal 2017, we announced two discrete tender offers to purchase our Common Stock in each of August 2017 and November 2017.

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

The August 2017 Tender Offer expired on September 25, 2017. Subject to the terms of the August 2017 Tender Offer, we accepted for purchase 4,323,335 shares of our Common Stock at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $9.9 million. Based on the final tabulation, 5,910,327 shares of our Common Stock were properly tendered and not withdrawn. Prior to the August 2017 Tender Offer, an investor, BML Investment Partners, L.P. (“BLM”), owned 2,322,627 shares, or 13.6%, of our outstanding Common Stock.  Pursuant to the terms of the Tender Offer, BML tendered and sold 1,695,305 shares of our Common Stock. In addition, Ted Karkus, our Chairman of the Board and Chief Executive Officer, Robert V. Cuddihy, Jr., our then Chief Operating Officer and Chief Financial Officer, and one of our directors tendered and sold 364,954, 358,621 and 4,379 shares of Common Stock, respectively.

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

The November 2017 Tender Offer expired on December 18, 2017. Subject to the terms of the November 2017 Tender Offer, we accepted for purchase 1,948,569 shares of our Common Stock, at a purchase price of $2.30 per share, for an aggregate purchase price of approximately $4.5 million. Based on the final tabulation, 2,072,280 shares of our Common Stock were properly tendered and not withdrawn. Pursuant to the terms of the Tender Offer, Mr. Karkus sold 424,789 shares of Common Stock. Subsequent to the completion of the November 2017 Tender Offer, Mr. Karkus exercised 600,000 outstanding options. As a consequence of Mr. Karkus’s exercise of his options at an exercise price of $1.00 per share, we derived net proceeds of $600,000.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2018 and 2017 were $90,000 and $120,000, respectively. For Fiscal 2018 and 2017, we charged (i) to continuing operations $90,000 and $104,000, respectively and (ii) to discontinued operations $0 and $16,000, respectively, for our plan contribution.

Note 8 – Income Taxes

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	2018	2017
Current

Federal	$-	$(1,245)
State	103	(176)
	103	(1,421)
Deferred
Federal	(86)	15,412
State	225	682
	139	16,094
Total	$242	$14,673

Income taxes from continuing operations before valuation allowance	$242	$14,673
Change in valuation allowance	(139)	(16,094)
Income tax provision (benefit)	103	(1,421)
Total	$103	$(1,421)

Discontinued Operations
Current
Federal	$-	$1,245
State	-	2,266
	-	3,511
Deferred
Federal	(34)	-
State	-	-
	(34)	-
Total	$(34)	$3,511

Income taxes from discontinued operations before valuation allowance	$(34)	$3,511
Change in valuation allowance	34	-
Income tax expense	-	3,511
Total	$-	$3,511

Total	$103	$2,090

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2018	2017

Statutory rate - federal	$(341)	$14,512
State taxes, net of federal benefit	306	2,061
Rate Change	-	1,804
Permanent differences and other	243	(193)
Income tax from continuing operation before valuation allowance	208	18,184

Change in valuation allowance	(105)	(16,094)

Income tax expense	103	2,090
Total	$103	$2,090

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2018	2017

Net operating loss and capital loss carryforward	$4,081	$3,595
Consulting-royalty costs	-	-
Trademark	-	21
Investment in Phusion	-	33
Depreciation	(109)	41
Other	216	604
Valuation allowance	(4,188)	(4,294)
Total	$-	$-

We recognize tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating losses (“NOL”) carryforwards could be used is more likely than not. As a result of ongoing losses from continuing operations the Company has concluded that it is more likely than not that it will not realize all of its deferred tax assets relating to federal and state filing jurisdictions. As of December 31, 2018, there is a valuation allowance of $4.2 million. As of December 31, 2018, the Company has state NOL carryforwards of $1.1 million which begin to expire in 2023 and a federal NOL carryforwards of $3.0 million. The amount of the federal NOL generated prior to the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) of $2.6 million can be carried forward for 20 years and begins to expire in 2032. The remaining amount of $0.4 million federal NOL generated in year 2018 can be carried forward indefinitely.

We file a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.

Note 9 – Other Current Liabilities

The following table sets forth the components of other current liabilities at December 31, 2018 and 2017, respectively, (in thousands):

	December 31,	December 31,
	2018	2017
Accrued Expenses	$167	$66
Accrued Benefits	24	15
Accrued Payroll	195	79
Accrued Vacation	66	88
Sales tax payable	3	3
Income taxes payable	106	740
Deferred revenue	206	-
Due to Mylan and affiliates	-	59
Total other current liabilities	$766	$1,050

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

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to product advertising claims brought against Mylan on certain Cold-EEZE® products. While we believe this claim is without merit, in the event that this or any other indemnity claim is successful, we may be required to pay Mylan such amounts from the escrow fund, pursuant to the indemnification provisions of the asset purchase agreement which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses. Management expects to collect the full remaining escrow balance within the next twelve months, net of an immaterial reserve representative of our best estimate of the cost to adjudicate this matter.

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

Employment Agreements

On April 17, 2017, we entered into an Employment Agreement Termination and Release Agreement (the “April 2017 Termination Agreement”) with Mr. Cuddihy our former Chief Financial Officer. The April 2017 Termination Agreement terminated Mr. Cuddihy’s prior employment agreement with us, and established new terms of Mr. Cuddihy’s employment with the Company. The April 2017 Termination Agreement was entered into in light of our recent successful sale of the Cold-EEZE® Business. The April 2017 Termination Agreement provided, among other things, that Mr. Cuddihy would remain employed by the Company on an at-will basis; he would relinquish his rights under the 2015 Employment Agreement, including his rights to separation payments, in consideration for the Company remitting to him a $675,000 termination payment (the “Termination Payment); and he would reduce his annual base salary to $250,000 effective July 1, 2017.

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

On February 16, 2018, our board of directors approved the Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, our Chief Executive Officer (the “Amended Employment Agreement”), which became effective February 23, 2018, and was approved by stockholders at a special meeting of stockholders held on April 12, 2018. Pursuant to the terms of the Amended Employment Agreement, Mr. Karkus voluntarily agreed to reduce his base salary from the rate set forth in his prior employment agreement (i.e., not less than $675,000 per annum) to a base salary of $125,000 per annum (the “Term Base Salary”) through February 22, 2021. Unless otherwise determined by the mutual agreement of the Company and Mr. Karkus, on February 22, 2021 and thereafter, Mr. Karkus’s salary will increase from the Term Base Salary to not less than $675,000 per annum.

PROPHASE LABS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In consideration of Mr. Karkus’s voluntary reduction in salary, our board of directors awarded Mr. Karkus a stock option to purchase 2,300,000 shares of our Common Stock at an exercise price of $3.00 per share on February 23, 2018. The CEO Option will vest and be exercisable in 35 equal monthly installments of 63,888 options and one monthly installment of 63,290 options, subject to his continued employment, and subject to accelerated vesting in the event Mr. Karkus’s employment is terminated for any reason other than by us for Cause or by Mr. Karkus without Good Reason (as such terms are defined in the Amended Employment Agreement). The CEO Option is be exercisable for a five year term commencing on the date of grant. The CEO Option was granted pursuant to the 2018 Stock Plan, which was also adopted and approved by our board of directors on February 16, 2018. The 2018 Plan, like the Amended Employment Agreement, received stockholder approval at a special meeting of stockholders held on April 12, 2018 at which time the CEO Option were considered granted for accounting purposes. The 2018 Plan authorizes the issuance of up to 2,300,000 shares pursuant to stock options granted under the 2018 Plan, all of which were issued to Mr. Karkus as part of the CEO Option.

As discussed further in Note 6, on May 7, 2018, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan in order to maintain parity, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date of the special $1.00 cash dividend was paid in order to maintain parity, and from $2.00 to $1.75 per share, effective as of January 24, 2019, the date of the special $0.25 cash dividend was paid in order to maintain parity.

Future Obligations

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2018, as follows (in thousands):

Employment
Contracts
2019	$125
2020	125
2021	595
2022	675
2023	675
Total	$2,195

Other Litigation

In the normal course of our business, we are named as a defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

Note 11 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing and discontinued operations are computed by dividing the respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at December 31, 2018 and 2017 were 2,980,000 and 979,500, respectively.

For Fiscal 2018, dilutive earnings (loss) per share were the same as basic earnings per share due to the inclusion of Common Stock in the form of stock options and warrants (“Common Stock Equivalents”), when in a net loss position would have an anti-dilutive effect on loss per share. For Fiscal 2018, there were 923,006 that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect. For Fiscal 2017 there were 954,500 Common Stock Equivalents that were in the money and there were 130,966 Common Stock Equivalents which were included in the fully diluted earnings per share computation.

Note 12 – Significant Customers

Revenue from continuing operations for Fiscal 2018 and 2017 was $13.1 million and $9.9 million, respectively. Three third-party contract manufacturing customers accounted for 45.7%, 31.1% and 10.9%, respectively, of our revenue from continuing operations for Fiscal 2018. Three third-party contract manufacturing customers accounted for 61.7%, 16.1% and 11.1%, respectively, of our revenues from continuing operations for Fiscal 2017. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. One customer represented 82% of our total trade receivable balances at December 31, 2018 and one customer represented 84% of our total trade receivable balances at December 31, 2017, respectively.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report. Based on our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that due to the material weakness described below, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Report.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Because of the material weakness noted below, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2018.

Following the filing of our original Form 10-K for Fiscal 2017 and during the financial statement close process for the quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/ benefit between continuing and discontinued operations.

Changes in Internal Control Over Financial Reporting

As part of our plan to remediate the deficiency in internal controls, management has taken steps to improve its income tax controls, including the formalizing our review procedures, implementing tax provision software and a change in our third-party tax consultants. We will continue to assess and enhance our internal control processes.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from the Company’s Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2018 and is hereby incorporated by reference.

As previously disclosed in a Current Report on Form 8-K filed with the Securities and Exchange Commission on December 27, 2018, Mark Burnett resigned from the Company’s board of directors effective December 21, 2018. As a result of Mr. Burnett’s resignation, the Company no longer has an audit committee financial expert serving on its audit committee. The Company is conducting a director search process and intends to replace Mr. Burnett with an independent director who qualifies as a financial expert for purposes of Regulation S-K Item 407(d)(5).

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from the 2019 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference from the 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the 2019 Proxy Statement.

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

(a)(3) Exhibits

Exhibit	Description
2.1†+	Asset purchase agreement, dated January 6, 2017, by and between ProPhase Labs, Inc., Meda Consumer Healthcare Inc. and Mylan Inc., as Buyer Guarantor (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).

2.2†+	Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and Prophase Labs, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).

3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 19, 2015).

3.2	Amended and Restated Bylaws of the Company (as of February 16, 2018) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).

4.2	Form of Voting Agreement, dated January 6, 2017, by and between Meda Consumer Healthcare Inc. and the undersigned stockholders of ProPhase Labs, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 9, 2017).

10.1

Form of Indemnification Agreement between the Company and each of its Officers and Directors, dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 19, 2009).

10.2	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 24, 2018).

10.3	Amended and Restated 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 24, 2018).

10.4	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-21617) filed on May 15, 2017).

10.5	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).

10.6

Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).

10.7	Employment Agreement Termination and Release Agreement with Robert V. Cuddihy, Jr., dated April 17, 2017 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on April 19, 2017).

10.8	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark S. Leventhal (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.9	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and Mark S. Leventhal and Donna R. Leventhal (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.10	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and The Mark S. and Donna R. Family Foundation, Inc. (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.11	Stock Purchase Agreement, dated June 12, 2017, by and between ProPhase Labs, Inc. and The Bonnybrook Trust (incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K (File No. 000-21617) filed on June 14, 2017).

10.12	Employment Agreement Termination and Release Agreement, dated September 27, 2017, by and between ProPhase Labs, Inc. and Robert V. Cuddihy, Jr. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on October 2, 2017).

10.13	Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).

10.31	Stock Option Agreement with Ted Karkus pursuant to 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).

10.32	2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on April 13, 2018).

21.1	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 26, 2019
Ted Karkus	(Principal Executive Officer)

/s/ Monica Brady	Chief Financial Officer	March 26, 2019
Monica Brady	(Principal Financial Officer)

/s/ Jason Barr	Director	March 26, 2019
Jason Barr

/s/ Louis Gleckel	Director	March 26, 2019
Louis Gleckel