Form 10-Q
period 2019-03-31
ProPhase Labs, Inc.
filed 2019-05-14
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities Registered Pursuant to Section 12(b) of the Exchange Act:
Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0005	PRPH	Nasdaq Capital Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2019
Common Stock, $0.0005 par value	11,560,256

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,450	$1,554
Marketable debt securities, available for sale	4,229	6,687
Escrow receivable	4,830	4,830
Accounts receivable, net	788	2,968
Inventory	1,611	1,903
Prepaid expenses and other current assets	218	296
Total current assets	14,126	18,238

Property, plant and equipment, net of accumulated depreciation of $5,955 and $5,854, respectively	2,446	2,499
TOTAL ASSETS	$16,572	$20,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$258	$437
Accrued advertising and other allowances	101	101
Dividend payable	-	2,929
Other current liabilities	511	766
Total current liabilities	870	4,233

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,208,707 and 28,201,541 shares, respectively	14	14
Additional paid-in capital	59,667	59,471
Retained earnings	3,520	4,533
Treasury stock, at cost, 16,652,022 and 16,652,022 shares, respectively	(47,490)	(47,490)
Accumulated comprehensive loss	(9)	(24)
Total stockholders’ equity	15,702	16,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,572	$20,737

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

and Other Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	For the Three Months ended
	March 31, 2019	March 31, 2018
Net sales	$2,318	$3,407
Cost of sales	1,798	1,982
Gross profit	520	1,425

Operating expenses:
Sales and marketing	266	172
Administration	1,204	1,219
Research and development	94	87
Total operating expenses	1,564	1,478
Loss from operations	(1,044)	(53)

Interest income, net	31	96
Net income (loss)	$(1,013)	$43

Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	15	(43)
Total comprehensive loss	$(998)	$-

Basic earnings (loss) per share	$(0.09)	$-
Diluted earnings (loss) per share	$(0.09)	$-

Weighted average common shares outstanding:
Basic	11,557	11,130
Diluted	11,557	11,413

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Unrealized gain on marketable debt securities, net realized losses of $4	-	-	-	-	15	-	15

Stock based compensation	7,166	-	196	-	-	-	196

Net loss	-	-	-	(1,013)	-	-	(1,013)

Balance as of March 31, 2019	11,556,685	$14	$59,667	$3,520	$(9)	$(47,490)	$15,702

	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2018	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Unrealized loss on marketable debt securities, net realized gain of $15	-	-	-	-	(43)	-	(43)

Stock based compensation	-	-	31	-	-	-	31

Net income	-	-	-	43	-	-	43

Balance as of March 31, 2018	11,129,892	$14	$58,065	$20,945	$(121)	$(47,025)	$31,878

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities
Net (loss) income	$(1,013)	$43
Adjustments to reconcile net (loss) income to net cash provided by/(used in) operating activities:
Realized gain on marketable debt securities	3	15
Depreciation and amortization	101	95
Stock-based compensation expense	196	31
Changes in operating assets and liabilities:
Accounts receivable	2,180	161
Inventory	292	(479)
Prepaid and other assets	78	(80)
Accounts payable and accrued expenses	(179)	(18)
Other current liabilities	(255)	105
Acccrued sales allowance, discontinued operations	-	(61)
Assets held for sale	-	22
Net cash provided by (used in) operating activities	1,403	(166)

Cash flows from investing activities
Purchase of marketable securities	-	(5,764)
Proceeds from maturities of marketable debt securities	-	5,695
Proceeds from sale of marketable debt securities	2,470	450
Capital expenditures	(48)	-
Net cash provided by investing activities	2,422	381

Cash flows from financing activities
Payment of dividends	(2,929)	-
Net cash used in financing activities	(2,929)	-

Increase in cash and cash equivalents	896	215
Cash and cash equivalents, at the beginning of the period	1,554	3,173
Cash and cash equivalents, at the end of the period	$2,450	$3,388

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Income taxes paid	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss), investments in marketable debt securities	$15	$(43)
Change in escrow receivable	$-	$5,000

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

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2019” shall mean the fiscal year ended December 31, 2019 and references to other “Fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries and consolidated variable interest entities unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

For the three months ended March 31, 2019 and 2018, our revenues have come principally from OTC health care contract manufacturing and sales to retail customers of dietary supplement products.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and within the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplement products sold in the United States. In addition, we are engaged in marketing activities for the TK Supplements® product line of dietary supplements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Our sales are influenced by and subject to (i) the scope and timing of TK Supplements® product market acceptance, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarters higher net sales from our contract manufacturing services. Revenues are generally at their lowest levels in the second quarter, when customer demand generally declines.

As a consequence of the scope and timing of our TK Supplements® product market acceptance and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2019, we had working capital of approximately $13.3 million, including $4.2 million of marketable debt securities, which are available for sale. We believe our current working capital at March 31, 2019 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). We initiated short term investments in marketable debt securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.23% - 3.25%, during the first quarter of Fiscal 2019. For the three months ended March 31, 2019, we reported an unrealized gain of $15,000 and an accumulated unrealized loss of $9,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As of March 31, 2019
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$430	$(3)	$427
Corporate bonds	3,808	(6)	3,802
	$4,238	$(9)	$4,229

	As of December 31, 2018
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$2,401	$(3)	$2,398
Corporate bonds	4,310	(21)	4,289
	$6,711	$(24)	$6,687

We have determined that the unrealized losses are deemed to be temporary as of March 31, 2019. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at March 31, 2019.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At March 31, 2019, after the 2019 write-off of certain inventory previously recorded, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $372,000, inclusive of adjustments of $267,000 for product samples of TK Supplements® products. At March 31, 2019, the inventory adjustment for excess, obsolete or short-dated shelf-life inventory included $128,000 in finished goods and $244,000 in raw material and work in process. At December 31, 2018, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $377,000, inclusive of an adjustment of $270,000 for product samples of TK Supplements® products. At December 31, 2018, the inventory adjustment for excess, obsolete or short-dated shelf-life inventory included $319,000 in finished goods and $58,000 in raw material and work in process. The components of inventory are as follows (in thousands):

	March 31, 2019	December 31, 2018
Raw materials	$1,096	$1,374
Work in process	243	371
Finished goods	272	158
	$1,611	$1,903

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements –ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years. We have reviewed our property, plant and equipment for the three months ended March 31, 2019 and 2018 and concluded there were no impairments or changes in useful lives.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2019, our cash and cash equivalents balance was $2.5 million and our bank balance was $2.6 million. Of the total bank balance, $250,000 was covered by federal depository insurance and $2.3 million was uninsured at March 31, 2019.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at March 31, 2019 and December 31, 2018.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Fair Value of Financial Instruments

Cash and cash equivalents, marketable debt securities, accounts receivable, accounts payable, and accrued expenses are reflected in the Condensed Consolidated Financial Statements at carrying value which approximates fair value. We account for our marketable debt securities at fair value pursuant to GAAP, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss.

	As of March 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$427	$-	$427
Corporate obligations	-	3,802	-	3,802
	$-	$4,229	$-	$4,229

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$2,398	$-	$2,398
Corporate obligations	-	4,289	-	4,289
	$-	$6,687	$-	$6,687

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three months ended March 31, 2019 and December 31, 2018.

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

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers was $2.1 million and $0.2 million, respectively, for the three months ended March 31, 2019 and $3.3 million and $77,000, respectively, for the three months ended March 31, 2018. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under ASC 606, we continue to recognize contract manufacturing and retail customers at a point in time as the Company has an enforceable right to payment for goods as products are shipped to customers.

As of March 31, 2019 and December 31, 2018, we included a provision for sales allowances from operations of $4,000 and $1,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances from discontinued operations as of March 31, 2019 included (i) $154,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $78,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2018, accrued advertising and other allowances from discontinued operations included (i) $181,000 for estimated future sales returns, which is reported as a reduction to account receivables, and (ii) $88,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

As of March 31, 2019, we have deferred revenue of $119,000 in relation to Research and Development (“R&D”) stability and release testing programs. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue by recognition period (in thousands):

Recognition Period	Deferred Revenue
0-12 Months	$97,123
13-24 Months	22,220
Total	$119,343

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three months ended March 31, 2019 and 2018 (in thousands):

	For the Three Months ended
Revenue by Customer Type	March 31, 2019	March 31, 2018
Contract manufacturing	$2,124	$3,330
Retail and others	194	77
Total revenue	$2,318	$3,407

Sales Tax Exclusion from the Transaction Price

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Shipping and Handling Activities

We account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended March 31, 2019 and 2018 were $27,000 and $5,000, respectively.

Stock-Based Compensation

We recognize all share-based payments to employees and directors, including grants of stock options, as compensation expense in the financial statements based on their fair values. Fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period. We account for forfeitures as they occur.

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended March 31, 2019 and 2018 were $94,000 and $87,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Income Taxes

We utilize the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total deferred tax asset is being provided.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted.  In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. We adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The adoption of this standard did not have a material impact on our condensed consolidated financial statements.

In August 2018, the SEC adopted SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements regarding stockholders’ equity for interim financial statements. Under the amendments, a description of the changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The description must include a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The condensed consolidated financial statements included in this Quarterly Report include a reconciliation of the beginning balance to the ending balance of stockholders’ equity for each period in which a statement of operations and comprehensive income (loss) is provided.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Standards, Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted. We are currently evaluating the potential impact of the adoption of this update on our consolidated financial statements.

Note 3 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	March 31, 2019	December 31, 2018	Estimated Useful Life
Land	$504	$504
Building improvements	3,107	3,059	10-39 years
Machinery	4,126	4,126	3-7 years
Computer equipment	457	457	3-5 years
Furniture and fixtures	207	207	5 years
	8,401	8,353
Less: accumulated depreciation	(5,955)	(5,854)
Total property, plant and equipment, net	$2,446	$2,499

Depreciation expense incurred for the three months ended March 31, 2019 and 2018 was $101,000 and $95,000, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock, $0.0005 par value (“Common Stock”) and 1 million shares of preferred stock, $0.0005 par value (“Preferred Stock”).

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2019, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

Common Stock Dividend

On December 24, 2018, the Board declared a special cash dividend of $0.25 per share on the Company’s Common Stock resulting in $2.9 million payable on January 24, 2019 to holders of record of the Company’s Common Stock on January 10, 2019. On January 24, 2019, we made cash payment of $2.9 million.

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

During the three months ended March 31, 2019, 7,166 shares of Common Stock were granted to our directors under the 2010 Directors’ Plan. We recorded $23,000 of director fees during the three months ended March 31, 2019 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of Common Stock for the first five trading days of the quarter in which the Board fee was earned. No shares were granted during the three months ended March 31, 2018.

As of March 31, 2019, there were 375,694 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is 3.9 million shares. No options were granted under the 2010 Plan for the three months ended March 31, 2019 or 2018. In addition, no stock options were exercised during the three months ended March 31, 2019 or 2018. As of March 31, 2019, there were 649,500 options outstanding and 661,159 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $440,372 over that 2.5 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. As of September 30, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan. We use the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. We will recognize approximately $965,481 over that 1.9 years.

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special $1.00 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to stockholders.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes stock options activities during the three months ended March 31, 2019 for both the 2010 Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2019	2,980	$1.82	4.8	$3,235
Forfeited	(30)	2.35	-	-
Outstanding as of March 31, 2019	2,950	$1.87	4.2	$3,396
Options vested and exercisable	858	$1.88	3.9	$1,079

Note 5 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in during the three months ended March 31, 2019 and 2018 were $21,000 and $22,000, respectively.

Note 6 – Other Accrued Liabilities

The following table sets forth the components of other current liabilities at March 31, 2019 and December 31, 2018, respectively, (in thousands):

	March 31,	December 31,
	2019	2018
Accrued expenses	$108	$167
Accrued benefits	58	24
Accrued payroll	56	195
Accrued vacation	62	66
Sales tax payable	105	3
Income taxes payable	3	106
Deferred revenue	119	206
Total other current liabilities	$511	$766

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7– Commitments and Contingencies

Escrow Receivable

We have indemnification obligations to Mylan Consumer Healthcare Inc. (Formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) under the asset purchase agreement that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the asset purchase agreement, or arising from the Retained Liabilities (as such term is defined in the asset purchase agreement) or certain third party claims specified in the asset purchase agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the asset purchase agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (i.e.,the purchase price).

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

The terms of the Escrow Agreement provide that if, as of September 29, 2018, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the Escrow Agent will disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the distributions was not released to us on September 29, 2018 or March 29, 2019.

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We resolved this claim pursuant to a settlement agreement, effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations in the third quarter of 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan related to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement, we have elected to assume the defense of these claims on behalf of Mylan. We dispute these product advertising claims and intend to vigorously contest such claims. While we believe these claims are without merit, in the event that these or any other indemnity claims are successful, we may be required to pay Mylan such amounts out of the escrow fund, pursuant to the indemnification provisions of the asset purchase agreement, which may reduce the amount we ultimately collect from escrow or could even require us to return a portion of the net proceeds received from the sale of the Cold-EEZE® Business if the escrow funds are insufficient to cover the losses. Management expects to collect the full remaining escrow balance within the next twelve months, net of an immaterial reserve representative of our best estimate of the cost to adjudicate this matter.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2019, as follows (in thousands):

Employment
Contracts
2019	$94
2020	125
2021	595
2022	675
2023	675
Total	$2,164

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 – Earnings (Loss) Per Share

Basic earnings (loss) per share for continuing operations are computed by dividing the respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method, which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options outstanding to acquire shares of our Common Stock at March 31, 2019 and December 31, 2018 were 2,950,000 and 2,980,000, respectively.

For the three months ended March 31, 2019, dilutive earnings (loss) per share were the same as basic earnings per share due to the exclusion of Common Stock in the form of stock options (“Common Stock Equivalents”), which in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended March 31, 2019, there were 2,950,000 potential dilutive Common Stock Equivalents that were excluded from the earnings (loss) per share computation as a consequence of their anti-dilutive effect. For the three months ended March 31, 2018, there were 282,867 Common Stock Equivalents that were in the money that were included in the fully diluted earnings per share computation and 2,300,000 options was excluded from the calculation.

Note 9 – Significant Customers

Revenue for the three months ended March 31, 2019 and 2018 was $2.3 million and $3.4 million, respectively. Three third-party contract manufacturing customers accounted for 45.7%, 23.9% and 12.3%, respectively, of our revenue for the three months ended March 31, 2019. Two third-party contract manufacturing customers accounted for 48.2% and 33.2%, respectively, of our revenues for the three months ended March 31, 2018. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 35% and 23% of our total trade receivable balances at March 31, 2019 and 82% of our total trade receivable balances at December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2019 (the “2018 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries and consolidated variable interest entities, unless the context otherwise requires.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Quarterly Report may contain forward-looking statements attributable to third parties relating to their estimates regarding the growth of our markets. You are cautioned that such forward-looking statements are not guarantees of future performance and that all forward-looking statements address matters that involve risk and uncertainties, and that there are many important risks, uncertainties and other factors that could cause our actual results, levels of activity, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from the forward-looking statements contained in this Quarterly Report.

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

You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2018 Annual Report, as well as in other documents we file from time to time with the SEC, that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended March 31, 2019 as Compared to the Three Months Ended March 31, 2018

For the three months ended March 31, 2019, net sales were $2.3 million as compared to $3.4 million for the three months ended March 31, 2018. The decrease in net sales from period to period was principally due to a decrease in contract manufacturing net sales.

Cost of sales for the three months ended March 31, 2019 were $1.8 million as compared to $2.0 million for the three months ended March 31, 2018. For the three months ended March 31, 2019 and 2018, we realized a gross margin of 22.4% and 41.8%, respectively. The decrease of 19.4% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs, if any and timing of shipments to customers.

Sales and marketing expense for the three months ended March 31, 2019 was $266,000 as compared to $172,000 for the three months ended March 31, 2018. The increase of $94,000 in sales and marketing expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was principally due to the development costs associated with launching TK Supplements product lines during the current period.

Administration expenses for the three months ended March 31, 2019 were $1.2 million as compared to $1.2 million for the three months ended March 31, 2018. Administrative expenses for the three months ended March 31, 2019 were consistent with administrative expenses for the three months ended March 31, 2018.

Research and development costs during the three months ended March 31, 2019 were $94,000, as compared to $87,000 for the three months ended March 31, 2018. The increase of $7,000 in research and development costs for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was principally due to the timing of product research expenses in the current period.

Interest income for the three months ended March 31, 2019 and 2018 was $31,000 and $96,000, respectively. The decrease in interest income for the three months ended March 31, 2019 as compared to March 31, 2018 was principally due a lower balance in our investment account available to earn interest.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2019 was approximately $1.0 million, or ($0.09) per share as compared to net income of $43,000, or $0.00 per share for the three months ended March 31, 2018.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of March 31, 2019 were $6.7 million as compared to $8.2 million at December 31, 2018. Our working capital was $13.3 million and $14.0 million as of March 31, 2019 and December 31, 2018, respectively. The decrease of $1.5 million in our cash and cash equivalents and marketable securities balance for the three months ended March 31, 2019 was principally due to the $2.9 million payment of a $0.25 special cash dividend in January 2019 offset by, (i) higher cash balance in our investment account and (ii) cash provided by operating activities.

General

We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from operations. Any challenge to our patent or trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2018 Annual Report.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that material information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that the information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We performed an evaluation, under the supervision and with the participation of our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this review, our Chief Executive Officer and Chief Financial Officer concluded that due to the material weakness described in the 2018 Annual Report, the Company’s disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report.

Changes in Internal Control Over Financial Reporting

As part of our plan to remediate the deficiency in internal controls described in the 2018 Annual Report, management continued to take steps to improve our income tax controls during the three months ended March 31, 2019, including consulting with our third-party tax consultant throughout the period while formalizing our review procedures. In addition, we implemented a new tax provision software during the three months ended March 31, 2019 to strengthen the transparency in the overall tax process. We will continue to assess and enhance our internal control processes and retrain personnel in the accounting department.

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

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2018 Annual Report.

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
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2019

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2019

