Form 10-Q
period 2019-06-30
ProPhase Labs, Inc.
filed 2019-08-12
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2019
Common Stock, $0.0005 par value	11,564,983

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,049	$1,554
Marketable debt securities, available for sale	4,685	6,687
Escrow receivable	4,828	4,830
Accounts receivable, net	738	2,968
Inventory, net	2,026	1,903
Prepaid expenses and other current assets	103	296
Total current assets	13,429	18,238

Property, plant and equipment, net of accumulated depreciation of $6,056 and $5,854, respectively	2,370	2,499
TOTAL ASSETS	$15,799	$20,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$442	$437
Accrued advertising and other allowances	139	101
Dividend payable	-	2,929
Other current liabilities	375	766
Total current liabilities	956	4,233

Non-current liabilities:
Deferred revenue, net of current portion	191	-
Total non-current liabilities	191	-
Total liabilities	1,147	4,233

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,212,278 and 28,201,541 shares, respectively	14	14
Additional paid-in capital	59,847	59,471
Retained earnings	2,282	4,533
Treasury stock, at cost, 16,652,022 and 16,652,022 shares	(47,490)	(47,490)
Accumulated comprehensive loss	(1)	(24)
Total stockholders’ equity	14,652	16,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,799	$20,737

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net sales	$1,651	$3,186	$3,969	$6,594
Cost of sales	1,390	1,928	3,188	3,910
Gross profit	261	1,258	781	2,684

Operating expenses:
Sales and marketing	342	235	608	407
Administration	1,092	1,200	2,296	2,419
Research and development	95	87	189	174
Total operating expenses	1,529	1,522	3,093	3,000
Loss from operations	(1,268)	(264)	(2,312)	(316)

Interest income, net	30	5	61	100
Net loss	$(1,238)	$(259)	$(2,251)	$(216)

Other comprehensive income:
Unrealized gain on marketable debt securities	8	68	23	25
Total comprehensive loss	$(1,230)	$(191)	$(2,228)	$(191)

Basic loss per share	$(0.11)	$(0.02)	$(0.19)	$(0.02)
Diluted loss per share	$(0.11)	$(0.02)	$(0.19)	$(0.02)

Weighted average common shares outstanding:
Basic	11,560	11,339	11,558	11,237
Diluted	11,560	11,339	11,558	11,237

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30, 2019
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of April 1, 2019	11,556,685	$14	$59,667	$3,520	$(9)	$(47,490)	$15,702

Unrealized gain on marketable debt securities, net of realized losses of $1	-	-	-	-	8	-	8

Stock based compensation	3,571	-	180	-	-	-	180

Net loss	-	-	-	(1,238)	-	-	(1,238)

Balance as of June 30, 2019	11,560,256	$14	$59,847	$2,282	$(1)	$(47,490)	$14,652

	For the Three Months Ended June 30, 2018
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of April 1, 2018	11,129,892	$14	$58,065	$20,945	$(121)	$(47,025)	$31,878

Unrealized gain on marketable debt securities, net of realized loss $86	-	-	-	-	68	-	68

Cash dividends	-	-	-	(11,700)	-	-	(11,700)

Proceeds from options exercised	404,679	-	338	-	-	-	338

Stock-based compensation	-	-	203	-	-	-	203

Net loss	-	-	-	(259)	-	-	(259)

Balance as of June 30, 2018	11,534,571	$14	$58,606	$8,986	$(53)	$(47,025)	$20,528

	For the Six Months Ended June 30, 2019
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Unrealized gain on marketable debt securities, net of realized losses of $4	-	-	-	-	23	-	23

Stock based compensation	10,737	-	376	-	-	-	376

Net loss	-	-	-	(2,251)	-	-	(2,251)

Balance as of June 30, 2019	11,560,256	$14	$59,847	$2,282	$(1)	$(47,490)	$14,652

	For the Six Months Ended June 30, 2018
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2018	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Unrealized gain on marketable debt securities, net of realized loss $100	-	-	-	-	25	-	25

Cash dividends	-	-	-	(11,700)	-	-	(11,700)

Proceeds from options exercised	404,679	-	338	-	-	-	338

Stock based compensation	-	-	234	-	-	-	234

Net loss	-	-	-	(216)	-	-	(216)

Balance as of June 30, 2018	11,534,571	$14	$58,606	$8,986	$(53)	$(47,025)	$20,528

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2019	June 30, 2018
Cash flows from operating activities
Net loss	$(2,251)	$(216)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	4	100
Depreciation and amortization	202	190
Stock-based compensation expense	376	234
Changes in operating assets and liabilities:
Accounts receivable	2,230	582
Escrow receivable	2	-
Inventory	(123)	(855)
Prepaid and other assets	193	132
Accounts payable and accrued expenses	43	(219)
Other liabilities	(200)	10
Acccrued sales allowance, discontinued operations	-	(17)
Assets held for sale	-	22
Net cash provided by (used in) operating activities	476	(37)

Cash flows from investing activities
Purchase of marketable securities	(1,298)	(9,589)
Proceeds from maturities of marketable debt securities	-	11,930
Proceeds from sale of marketable debt securities	3,319	9,574
Capital expenditures	(73)	(24)
Net cash provided by investing activities	1,948	11,891

Cash flows from financing activities
Payment of dividends	(2,929)	(11,700)
Proceeds from exercise of stock options	-	338
Net cash used in financing activities	(2,929)	(11,362)

Increase (decrease) in cash and cash equivalents	(505)	492
Cash and cash equivalents, at the beginning of the period	1,554	3,173
Cash and cash equivalents, at the end of the period	$1,049	$3,665

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain, investments in marketable debt securities	$23	$25

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

In August 2017, we formed ProPhase Digital Media, Inc. (“PDM”), a Delaware corporation and wholly-owned subsidiary. PDM is an independent full-service direct marketing agency. During the second quarter, PDM completed the optimization phase of the marketing campaign for our lead product in the TK Supplements® product line, Legendz XL®.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2019” shall mean the fiscal year ended December 31, 2019 and references to other “Fiscal” years shall mean the year that ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

For the three and six months ended June 30, 2019 and 2018, our revenues have come principally from OTC healthcare contract manufacturing and sales to retail customers of dietary supplement products.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and dietary supplement products sold in the United States. In addition, we are engaged in marketing activities for the TK Supplements® product line of dietary supplements.

Our sales are influenced by and subject to (i) the scope and timing of TK Supplements® product market acceptance, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarters higher net sales from our contract manufacturing services. Revenues are generally at their lowest levels in the second quarter, when customer demand generally declines.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

As a consequence of the scope and timing of our TK Supplements® product market acceptance and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2019, we had working capital of approximately $12.5 million, including $4.7 million of marketable debt securities, which are available for sale. We believe our current working capital at June 30, 2019 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). We initiated short term investments in marketable debt securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.99% - 3.08%, during the first two quarters of Fiscal 2019. For the three months and six months ended June 30, 2019, we reported an unrealized gain of $8,000 and $23,000, respectively, and an accumulated unrealized loss of $1,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of June 30, 2019
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$1,174	$(1)	$1,173
Corporate bonds	3,512	-	3,512
	$4,686	$(1)	$4,685

	As of December 31, 2018
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$2,401	$(3)	$2,398
Corporate bonds	4,310	(21)	4,289
	$6,711	$(24)	$6,687

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

We have determined that the unrealized losses are deemed to be temporary as of June 30, 2019. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at June 30, 2019.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At June 30, 2019, after the 2019 write-off of certain inventory previously recorded, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $382,000, inclusive of adjustments of $307,000 for product samples of TK Supplements® products. At June 30, 2019, the inventory adjustment for excess, obsolete or short-dated shelf-life inventory included $113,000 in finished goods and $269,000 in raw material and work in process. At December 31, 2018, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $377,000, inclusive of an adjustment of $270,000 for product samples of TK Supplements® products. At December 31, 2018, the inventory adjustment for excess, obsolete or short-dated shelf-life inventory included $319,000 in finished goods and $58,000 in raw material and work in process. The components of inventory are as follows (in thousands):

	June 30, 2019	December 31, 2018
Raw materials	$960	$1,374
Work in process	452	371
Finished goods	614	158
	$2,026	$1,903

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements –ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years. We have reviewed our property, plant and equipment for the six months ended June 30, 2019 and 2018 and concluded there were no impairments or changes in useful lives.

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC healthcare products in order to compete on a national level and/or international level.

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2019, our cash and cash equivalents balance was $1.0 million and our bank balance was $1.2 million. Of the total bank balance, $250,000 was covered by federal depository insurance and $0.9 million was uninsured at June 30, 2019.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer product companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at June 30, 2019 and December 31, 2018.

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

	As of June 30, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,173	$-	$1,173
Corporate obligations	-	3,512	-	3,512
	$-	$4,685	$-	$4,685

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$2,398	$-	$2,398
Corporate obligations	-	4,289	-	4,289
	$-	$6,687	$-	$6,687

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the six months ended June 30, 2019.

Revenue Recognition

We account for revenue in accordance with Accounting Standards Codification (ASC) Topic 606, which requires revenue recognized to represent the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. The Company recognizes revenue when its performance obligations with its customers have been satisfied. At contract inception, the Company determines if a contract is within the scope of Topic 606 and then evaluates the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. There were no changes to our opening balances upon the adoption of ASC 606 and the amounts which would have been reported under the standards in effect prior to adoption.

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers was $1.5 million and $0.2 million, respectively, for the three months ended June 30, 2019 and $3.1 million and $80,000, respectively, for the three months ended June 30, 2018. Net sales from contract manufacturing and retail customers was $3.6 million and $0.4 million, respectively, for the six months ended June 30, 2019 and $6.4 million and $0.2 million, respectively, for the six months ended June 30, 2018. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of June 30, 2019 and December 31, 2018, we included a provision for sales allowances from operations of $2,300 and $1,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances from discontinued operations as of June 30, 2019 included (i) $138,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2018, accrued advertising and other allowances from discontinued operations included (i) $181,000 for estimated future sales returns, which is reported as a reduction to account receivables, and (ii) $88,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

As of June 30, 2019, we have deferred revenue of $302,000 in relation to Research and Development (“R&D”) stability and release testing programs. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue by recognition period (in thousands):

Recognition Period	Deferred Revenue
0-12 Months	$111
13-24 Months	96
Over 24 Months	95
Total	$302

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the Three Months ended		For the Six Months Ended
Revenue by Customer Type	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Contract manufacturing	$1,452	$3,106	$3,576	$6,440
Retail and others	199	80	393	154
Total revenue	$1,651	$3,186	$3,969	$6,594

Shipping and Handling Activities

We account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended June 30, 2019 and 2018 were $55,000 and $39,000, respectively. Advertising and incentive promotion expenses incurred for the six months ended June 30, 2019 and 2018 were $82,000 and $72,000, respectively.

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

Stock and stock options for the purchase of our common stock, have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended June 30, 2019 and 2018 were $95,000 and $87,000, respectively. Research and development costs incurred for the six months ended June 30, 2019 and 2018 were $189,000 and $174,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC healthcare products, dietary supplements and other remedies.

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

Note 3 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	June 30, 2019	December 31, 2018	Estimated Useful Life
Land	$504	$504
Building improvements	3,113	3,059	10-39 years
Machinery	4,145	4,126	3-7 years
Computer equipment	457	457	3-5 years
Furniture and fixtures	207	207	5 years
	8,426	8,353
Less: accumulated depreciation	(6,056)	(5,854)
Total property, plant and equipment, net	$2,370	$2,499

Depreciation expense incurred for the three months ended June 30, 2019 and 2018 was $101,000 and $95,000, respectively. Depreciation expense incurred for the six months ended June 30, 2019 and 2018 was $202,000 and $190,000, respectively.

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock, $0.0005 par value (“Common Stock”), and 1 million shares of preferred stock, $0.0005 par value (“Preferred Stock”).

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2019, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock Dividend

On May 7, 2018, the Board declared a special cash dividend of $1.00 per share on the Company’s Common Stock resulting payable on June 5, 2018 to holders of record of the Company’s Common Stock on June 6, 2018. On June 5, 2018, we made cash payment of $11.7 million.

On December 24, 2018, the Board declared a special cash dividend of $0.25 per share on the Company’s Common Stock resulting in $2.9 million payable on January 24, 2019 to holders of record of the Company’s Common Stock on January 10, 2019. On January 24, 2019, we made cash payment of $2.9 million.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan, which was has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in restricted stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 675,000 shares.

During the three and six months ended June 30, 2019, 3,571 and 10,737 shares of restricted stock were granted to our directors under the 2010 Directors’ Plan. We recorded $34,000 of director fees during the six months ended June 30, 2019 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of Common Stock for the first five trading days of the quarter in which the Board fee was earned. No shares were granted during the three and six months ended June 30, 2018.

As of June 30, 2019, there were 372,123 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is 3.9 million shares.

No options were granted under the 2010 Plan for the three and six months ended June 30, 2019. During the three and six months ended June 30, 2018, we granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to a consultant pursuant to the terms of the 2010 Plan.

As of June 30, 2019, there were 649,500 options outstanding and 661,159 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $345,000 of share-based compensation expense over a weighted average period of 2.3 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. As of September 30, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan. We use the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. We will recognize approximately $835,000 of share-based compensation expense over a weighted average period of 1.7 years.

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

The following table summarizes stock options activity during the six months ended June 30, 2018 and 2019 for both the 2010 Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2018	980	$1.82	4.8	$31
Granted	2,330	2.00	-	-
Cashless exercised	(250)	1.86	-	-
Cash exercised	(240)	1.41	-	-
Outstanding as of June 30, 2018	2,820	$2.00	4.9	$422
Options vested and exercisable	539	$1.88	2.4	$150

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2019	2,980	$1.82	4.8	$3,235
Forfeited	(80)	2.87	-	-
Outstanding as of June 30, 2019	2,900	$1.85	3.9	$4,450
Options vested and exercisable	1,199	$1.88	3.8	$1,915

Note 5 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in during the three and six months ended June 30, 2019 were $21,000 and $42,000, respectively and for the three and six months ended 2018 were $22,000 and $46,000, respectively.

Note 6 – Other Accrued Liabilities

The following table sets forth the components of other current liabilities at June 30, 2019 and December 31, 2018, respectively, (in thousands):

	June 30, 2019	December 31, 2018
Accrued expenses	$123	$167
Accrued benefits	56	23
Accrued payroll	32	195
Accrued vacation	51	66
Sales tax payable	-	3
Income taxes payable	2	106
Deferred revenue	111	206
Total other current liabilities	$375	$766

Note 7– Commitments and Contingencies

Escrow Receivable

We have indemnification obligations to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) under the asset purchase agreement that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the asset purchase agreement, or arising from the Retained Liabilities (as such term is defined in the asset purchase agreement) or certain third party claims specified in the asset purchase agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the asset purchase agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (i.e., the purchase price).

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

The terms of the Escrow Agreement provide that if, as of September 29, 2018, there are funds remaining in the escrow account, then the escrow account will be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that have either been paid out of the escrow account or are pending as of such date, and, within two business days of such date, the Escrow Agent will disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent will, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the distributions were not released to us on September 29, 2018 or March 29, 2019.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future Obligations:

We have estimated future minimum obligations over the next five years, including the remainder of Fiscal 2019, as follows (in thousands):

Employment
Contracts
2019	$63
2020	125
2021	595
2022	675
2023	675
Total	$2,133

Note 8 – Loss Per Share

Basic loss per share for continuing operations are computed by dividing the respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method, which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options outstanding to acquire shares of our Common Stock at June 30, 2019 and December 31, 2018 were 2,900,000 and 2,980,000, respectively.

For the three months ended June 30, 2019, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock in the form of stock options (“Common Stock Equivalents”), which in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended June 30, 2019, there were 2,900,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For the three months ended June 30, 2018 there were 2,800,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

For the six months ended June 30, 2019, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock Equivalents, which in a net loss position would have an anti-dilutive effect on loss per share. For the six months ended June 30, 2019, there were 2,900,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For the six months ended June 30 2018, there were 2,800,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 9 – Significant Customers

Revenue for the three months ended June 30, 2019 and 2018 was $1.7 million and $3.2 million, respectively. Two third-party contract manufacturing customers accounted for 67.2% and 21.2%, respectively, of our revenue for the three months ended June 30, 2019. Two third-party contract manufacturing customers accounted for 57.2% and 29.4%, respectively, of our revenue for the three months ended June 30, 2018. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

Revenue for the six months ended June 30, 2019 and 2018 was $4.0 million and $6.6 million, respectively. Two third-party contract manufacturing customers accounted for 54.8% and 22.8%, respectively, of our revenue for the six months ended June 30, 2019. Two third-party contract manufacturing customers accounted for 43.1% and 39.0%, respectively, of our revenue for the six months ended June 30, 2018. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 45% and 39% of our total trade receivable balances at June 30, 2019 and 82% of our total trade receivable balances at December 31, 2018, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited condensed financial statements and notes thereto as of and for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2019 (the “2018 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.

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

Such risks and uncertainties include, but are not limited to:

●	The ability of our management to successfully implement our business plan and strategy;
●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
●	Our ability to fund our operations including the cost and availability of capital and credit;
●	Our ability to grow our manufacturing business and operate it profitably;
●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;
●	Our ability to successfully develop and commercialize our existing products and new products;
●	General financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;
●	Our ability to protect our proprietary rights;
●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, and any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility; and
●	Our ability to attract, retain and motivate our key employees.

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

In August 2017, we formed ProPhase Digital Media Inc. (“PDM”), a Delaware corporation and wholly-owned subsidiary. During the second quarter, PDM completed the optimization phase of the marketing campaign for our lead product in the TK Supplements® product line, Legendz XL®.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended June 30, 2019 as Compared to the Three Months Ended June 30, 2018

For the three months ended June 30, 2019, net sales were $1.7 million as compared to $3.2 million for the three months ended June 30, 2018. The decrease in net sales from period to period was principally due to a decrease in contract manufacturing net sales as a result of the timing and demand of third party customers.

Cost of sales for the three months ended June 30, 2019 were $1.4 million as compared to $1.9 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 and 2018, we realized a gross margin of 15.8% and 39.5%, respectively. The decrease of 23.7% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the three months ended June 30, 2019 was $342,000 as compared to $235,000 for the three months ended June 30, 2018. The increase of $107,000 in sales and marketing expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was principally due to the development costs associated with building our digital media subsidiary and launching our TK Supplements product lines during the current period.

Administration expenses for the three months ended June 30, 2019 were $1.1 million as compared to $1.2 million for the three months ended June 30, 2018. The decrease of $108,000 in administrative expenses for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was principally due to a decrease in professional and legal fees.

Research and development costs during the three months ended June 30, 2019 were $95,000, as compared to $87,000 for the three months ended June 30, 2018. The increase of $8,000 in research and development costs for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was principally due to the timing of product research expenses in the current period.

Interest and other income for the three months ended June 30, 2019 and 2018 was $30,000 and $5,000, respectively. The increase in interest income for the three months ended June 30, 2019 as compared to June 30, 2018 was principally due to interest earned on our investment account in the current period.

As a consequence of the effects of the above, the net loss for the three months ended June 30, 2019 was approximately $1.2 million, or ($0.11) per share, as compared to net loss of $0.3 million, or ($0.02) per share for the three months ended June 30, 2018.

Financial Condition and Results of Operations

Results from Operations for the Six Months Ended June 30, 2019 as Compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, net sales were $4.0 million as compared to $6.6 million for the six months ended June 30, 2018. The decrease in net sales from period to period was principally due to a decrease in contract manufacturing net sales as a result of the timing and demand of third party customers.

Cost of sales for the six months ended June 30, 2019 were $3.2 million as compared to $3.9 million for the six months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, we realized a gross margin of 19.7% and 40.7%, respectively. The decrease of 21.0% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the six months ended June 30, 2019 was $608,000 as compared to $407,000 for the six months ended June 30, 2018. The increase of $201,000 in sales and marketing expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was principally due to the development costs associated with building our digital media subsidiary and launching our TK Supplements product lines during the current period.

Administration expenses for the six months ended June 30, 2018 were $2.3 million as compared to $2.4 million for the six months ended June 30, 2018. The decrease of $123,000 in administrative expenses for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was principally due to a decrease in professional and legal fees.

Research and development costs during the six months ended June 30, 2019 was $189,000, as compared to $174,000 for the six months ended June 30, 2018. The increase of $15,000 in research and development costs for the six months ended June 30, 2019 as compared to the three months ended June 30, 2018 was principally due to the timing of product research expenses in the current period.

Interest and other income for the six months ended June 30, 2019 and 2018 was $61,000 and $100,000, respectively. The decrease in interest and other income for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was principally due a lower balance in our investment account available to earn interest.

As a consequence of the effects of the above, the net loss for the six months ended June 30, 2019 was approximately $2.3 million, or ($0.19) per share, as compared to net loss of $0.2 million, or ($0.02) per share for the six months ended June 30, 2018.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of June 30, 2019 were $5.7 million as compared to $8.2 million at December 31, 2018. Our working capital was $12.5 million and $14.0 million as of June 30, 2019 and December 31, 2018, respectively. The decrease of $2.5 million in our cash and cash equivalents and marketable debt securities balance for the six months ended June 30, 2019 was principally due to the $2.9 million payment of a $0.25 special cash dividend in January 2019.

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

There have been no material changes to our market risk exposures since December 31, 2018.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were ineffective as of June 30, 2019, due to the material weakness discussed below. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Principal Executive Officer and Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosure.

During 2018, we, together with our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Following the filing of our original annual report on Form 10-K for Fiscal 2017 and during the financial statement close process for the second quarter ended June 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/benefit between continuing and discontinued operations.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting except as part of our plan to remediate the deficiency in internal controls described above, management continued to take steps to improve our income tax controls during the six months ended June 30, 2019, including consulting with our third-party tax consultant throughout the period while formalizing our review procedures. In addition, we implemented a new tax provision software during the six months ended June 30, 2019 to strengthen the transparency in the overall tax process. We will continue to assess and enhance our internal control processes and retrain personnel in the accounting department.

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

Date: August 12, 2019

	By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: August 12, 2019

