Form 10-Q
period 2019-09-30
ProPhase Labs, Inc.
filed 2019-11-12
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 11, 2019
Common Stock, $0.0005 par value	11,573,593

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2019 (unaudited) and December 31, 2018	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2019 and 2018 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the for the Three Months and Nine Months Ended September 30, 2019 and 2018 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2019 and 2018 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Signatures		24

Certifications

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$968	$1,554
Marketable debt securities, available for sale	3,760	6,687
Escrow receivable	4,828	4,830
Accounts receivable, net	1,483	2,968
Inventory, net	1,886	1,903
Prepaid expenses and other current assets	294	296
Total current assets	13,219	18,238

Property, plant and equipment, net of accumulated depreciation of $6,156 and $5,854, respectively	2,382	2,499
TOTAL ASSETS	$15,601	$20,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$374	$437
Accrued advertising and other allowances	334	101
Dividend payable	-	2,929
Other current liabilities	365	766
Total current liabilities	1,073	4,233

Non-current liabilities:
Deferred revenue, net of current portion	129	-
Total non-current liabilities	129	-
Total liabilities	1,202	4,233

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,217,005 and 28,201,541 shares, respectively	14	14
Additional paid-in capital	60,027	59,471
Retained earnings	1,854	4,533
Treasury stock, at cost, 16,652,022 and 16,652,022 shares	(47,490)	(47,490)
Accumulated comprehensive loss	(6)	(24)
Total stockholders’ equity	14,399	16,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,601	$20,737

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net sales	$2,766	$2,439	$6,735	$9,033
Cost of sales	1,932	1,683	5,120	5,593
Gross profit	834	756	1,615	3,440

Operating expenses:
Sales and marketing	302	395	910	802
Administration	936	1,129	3,232	3,547
Research and development	57	144	246	319
Total operating expenses	1,295	1,668	4,388	4,668
Loss from operations	(461)	(912)	(2,773)	(1,228)

Interest income, net	33	15	94	115
Loss from continuing operations	(428)	(897)	(2,679)	(1,113)

Discontinued operations:
Loss on sale of discontinued operations, net of taxes	-	(160)	-	(160)
Loss from discontinued operations	-	(160)	-	(160)
Net (loss)	$(428)	$(1,057)	$(2,679)	$(1,273)

Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(5)	28	18	54
Total comprehensive loss	$(433)	$(1,029)	$(2,661)	$(1,219)

Basic loss per share:
Loss from continuing operations	$(0.04)	$(0.08)	$(0.23)	$(0.10)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net loss	$(0.04)	$(0.09)	$(0.23)	$(0.11)

Diluted loss per share:
Loss from continuing operations	$(0.04)	$(0.08)	$(0.23)	$(0.10)
Loss from discontinued operations	-	(0.01)	-	(0.01)
Net loss	$(0.04)	$(0.09)	$(0.23)	$(0.11)

Weighted average common shares outstanding:
Basic and diluted	11,565	11,541	11,561	11,344

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30, 2019
	Common Stock
	Shares Outstanding,		Additional		Accumulated
	Net of Shares of	Par	Paid in	Retained	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Earnings	Loss	Stock	Total
Balance as of July 1, 2019	11,560,256	$14	$59,847	$2,282	$(1)	$(47,490)	$14,652

Unrealized loss on marketable debt securities	-	-	-	-	(5)	-	(5)

Stock-based compensation	4,727	-	180	-	-	-	180

Net loss	-	-	-	(428)	-	-	(428)

Balance as of September 30, 2019	11,564,983	$14	$60,027	$1,854	$(6)	$(47,490)	$14,399

	For the Three Months Ended September 30, 2018
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of July 1, 2018	11,534,571	$14	$58,606	$8,986	$(53)	$(47,025)	$20,528

Unrealized gain on marketable debt securities, net of realized loss $33	-	-	-	-	29	-	29

Stock-based compensation	7,474	-	199	-	-	-	199

Net loss	-	-	-	(1,057)	-	-	(1,057)

Balance as of September 30, 2018	11,542,045	$14	$58,805	$7,929	$(24)	$(47,025)	$19,699

	For the Nine Months Ended September 30, 2019
	Common Stock
	Shares Outstanding,		Additional		Accumulated
	Net of Shares of	Par	Paid in	Retained	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Earnings	Loss	Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Unrealized gain on marketable debt securities, net of realized losses of $4	-	-	-	-	18	-	18

Stock-based compensation	15,464	-	556	-	-	-	556

Net loss	-	-	-	(2,679)	-	-	(2,679)

Balance as of September 30, 2019	11,564,983	$14	$60,027	$1,854	$(6)	$(47,490)	$14,399

	For the Nine Months Ended September 30, 2018
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2018	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Unrealized gain on marketable debt securities, net of realized loss $133	-	-	-	-	54	-	54

Cash dividends	-	-	-	(11,700)	-	-	(11,700)

Proceeds from options exercised	240,000	-	338	-	-	-	338

Cashless options exercise	164,679	-	-	-	-	-	-

Stock-based compensation	7,474	-	433	-	-	-	433

Net loss	-	-	-	(1,273)	-	-	(1,273)

Balance as of September 30, 2018	11,542,045	$14	$58,805	$7,929	$(24)	$(47,025)	$19,699

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2019	September 30, 2018
Cash flows from operating activities
Net loss	$(2,679)	$(1,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on marketable debt securities	4	133
Loss on sale of assets, net of taxes	-	160
Depreciation and amortization	302	287
Stock-based compensation expense	556	433
Changes in operating assets and liabilities:
Accounts receivable	1,485	894
Escrow receivable	2	-
Inventory	17	(1,186)
Prepaid and other assets	2	128
Accounts payable and accrued expenses	170	(295)
Other liabilities	(272)	(641)
Assets held for sale	-	22
Net cash used in operating activities	(413)	(1,338)

Cash flows from investing activities
Purchase of marketable securities	(1,398)	(12,034)
Proceeds from maturities of marketable debt securities	-	14,280
Proceeds from sale of marketable debt securities	4,339	9,574
Capital expenditures	(185)	(24)
Net cash provided by investing activities	2,756	11,796

Cash flows from financing activities
Payment of dividends	(2,929)	(11,700)
Proceeds from exercise of stock options	-	338
Net cash used in financing activities	(2,929)	(11,362)

Decrease in cash and cash equivalents	(586)	(904)
Cash and cash equivalents, at the beginning of the period	1,554	3,173
Cash and cash equivalents, at the end of the period	$968	$2,269

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain, investments in marketable debt securities	$18	$54

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized as a corporation in Nevada in July 1989. Effective September 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a vertically integrated and diversified branding, marketing and technology company engaged in the research, development, manufacture, distribution, marketing and sale of over-the-counter (“OTC”) consumer healthcare products, dietary supplements and other remedies in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full service contract manufacturer and distributor of a broad range of non-GMO, organic and/or natural-based cough drops and lozenges and OTC drug and dietary supplement products.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies, and products within and outside the consumer products industry.

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

Note 2 – Summary of Significant Accounting Policies

For the three and nine months ended September 30, 2019 and 2018, our revenues have come principally from OTC healthcare contract manufacturing and sales of dietary supplement products to retail customers in the United States.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our OTC healthcare contract manufacturing and sales of dietary supplement products to retail customers in the United States. In addition, we are engaged in marketing activities for the TK Supplements® product line of dietary supplements.

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

As a consequence of the scope and timing of our TK Supplements® product market acceptance and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2019, we had working capital of approximately $12.1 million, including $3.8 million of marketable debt securities, which are available for sale. We believe our current working capital at September 30, 2019 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). We initiated short term investments in marketable debt securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.91% - 4.70% during the first three quarters of Fiscal 2019. For the three months and nine months ended September 30, 2019, we reported an unrealized loss of $5,000 and unrealized gain of $18,000, respectively, and an accumulated unrealized loss of $6,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of September 30, 2019
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$553	$(3)	$550
Corporate bonds	3,213	(3)	3,210
	$3,766	$(6)	$3,760

	As of December 31, 2018
	Amortized	Unrealized	Market
	Cost	Losses	Value
U.S treasuries	$2,401	$(3)	$2,398
Corporate bonds	4,310	(21)	4,289
	$6,711	$(24)	$6,687

We have determined that the unrealized losses are deemed to be temporary as of September 30, 2019. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at September 30, 2019.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At September 30, 2019, after the 2019 write-off of certain inventory previously recorded, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $344,000, inclusive of adjustments of $305,000 for product samples of TK Supplements® products. At September 30, 2019, the inventory adjustment for excess, obsolete or short-dated shelf-life inventory included $78,000 in finished goods and $266,000 in raw material and work in process. At December 31, 2018, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $377,000, inclusive of an adjustment of $270,000 for product samples of TK Supplements® products. At December 31, 2018, the inventory adjustment for excess, obsolete or short-dated shelf-life inventory included $319,000 in finished goods and $58,000 in raw material and work in process. The components of inventory are as follows (in thousands):

	September 30, 2019	December 31, 2018
Raw materials	$1,125	$1,374
Work in process	462	371
Finished goods	299	158
	$1,886	$1,903

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements –ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years. We have reviewed our property, plant and equipment for the nine months ended September 30, 2019 and 2018 and concluded there were no impairments or changes in useful lives.

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

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2019, our cash and cash equivalents balance was $1.0 million and our bank balance was $1.1 million. Of the total bank balance, $250,000 was covered by federal depository insurance and $0.8 million was uninsured at September 30, 2019.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer product companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2019 and December 31, 2018.

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

Fair Value of Financial Instruments

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

	As of September 30, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$550	$-	$550
Corporate obligations	-	3,210	-	3,210
	$-	$3,760	$-	$3,760

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$2,398	$-	$2,398
Corporate obligations	-	4,289	-	4,289
	$-	$6,687	$-	$6,687

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the nine months ended September 30, 2019.

Revenue Recognition

We account for revenue when our performance obligations with our customers have been satisfied. At contract inception, we evaluate the contract using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. There were no changes to our opening balances upon the adoption of ASC 606 and the amounts which would have been reported under the standards in effect prior to adoption.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers was $2.5 million and $0.2 million, respectively, for the three months ended September 30, 2019 and $2.3 million and $0.1 million, respectively, for the three months ended September 30, 2018. Net sales from contract manufacturing and retail customers was $6.1 million and $0.6 million, respectively, for the nine months ended September 30, 2019 and $8.8 million and $0.3 million, respectively, for the nine months ended September 30, 2018. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The combined duties and responsibilities within each contract will be considered one single performance obligation under ASC 606 as these items would not be separately identifiable from each other promise in the contract and we provide a significant service of integrating the duties with other promises in the contracts.

Transaction Price

The transaction price is fixed based upon either (i) a combined Master Agreement and each related purchase order, or (ii) if there is no Master Agreement, the price per the individual purchase order received from each customer. The customers are invoiced at an agreed upon contractual price for each unit ordered and delivered by the Company and the R&D services are invoiced at the time the performance is completed.

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

We recognize contract manufacturing and retail customers revenue at a point in time as the Company has an enforceable right to payment for goods as products are shipped to customers.

As of September 30, 2019 and December 31, 2018, we included a provision for sales allowances from operations of $500 and $1,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances from discontinued operations as of September 30, 2019 included (i) $132,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2018, accrued advertising and other allowances from discontinued operations included (i) $181,000 for estimated future sales returns, which is reported as a reduction to account receivables, and (ii) $88,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

As of September 30, 2019, we have deferred revenue of $247,000 in relation to Research and Development (“R&D”) stability and release testing programs. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table disaggregates the Company’s deferred revenue by recognition period (in thousands):

Recognition Period	Deferred Revenue
0-12 Months	$118
13-24 Months	34
Over 24 Months	95
Total	$247

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. The Company determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Revenue by Customer Type	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Contract manufacturing	$2,517	$2,324	$6,093	$8,764
Retail and others	249	115	642	269
Total revenue	$2,766	$2,439	$6,735	$9,033

Shipping and Handling Activities

We account for shipping and handling activities we perform after a customer obtains control of the good as activities to fulfill the promise to transfer the good.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended September 30, 2019 and 2018 were $270,000 and $14,000, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2019 and 2018 were $352,000 and $51,000, respectively.

Share-Based Compensation

We recognize all share-based payments to employees and directors, including grants of stock options, as compensation expense in the financial statements based on their fair values at their grant date. Fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period. We account for forfeitures as they occur.

Stock and stock options for the purchase of our common stock, have been granted to employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted.

Research and Development

Research and development costs are charged to operations in the period incurred. Research and development costs incurred for the three months ended September 30, 2019 and 2018 were $57,000 and $144,000, respectively. Research and development costs incurred for the nine months ended September 30, 2019 and 2018 were $246,000 and $319,000, respectively. Research and development costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC healthcare products and dietary supplements.

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

In August 2018, the SEC adopted SEC Final Rule Release No. 33-10532, Disclosure Update and Simplification, which amended certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements regarding stockholders’ equity to interim financial statements. Under the amendments, a description of the changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The description must include a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The condensed consolidated financial statements included in this Quarterly Report include a reconciliation of the beginning balance to the ending balance of stockholders’ equity for each period in which a statement of operations and comprehensive income (loss) is provided.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses.” The standard modifies the impairment model for most financial assets, including trade accounts receivables and loans, and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. The effective date of the standard is for fiscal years beginning after December 15, 2019 with early adoption permitted, subject to a deferral for smaller reporting companies pending issuance of a final ASU by the FASB. We are currently evaluating the potential impact of the adoption of this update on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but not earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	September 30, 2019	December 31, 2018	Estimated Useful Life
Land	$504	$504
Building improvements	3,113	3,059	10-39 years
Machinery	4,257	4,126	3-7 years
Computer equipment	457	457	3-5 years
Furniture and fixtures	207	207	5 years
	8,538	8,353
Less: accumulated depreciation	(6,156)	(5,854)
Total property, plant and equipment, net	$2,382	$2,499

Depreciation expense incurred for the three months ended September 30, 2019 and 2018 was $100,000 and $97,000, respectively. Depreciation expense incurred for the nine months ended September 30, 2019 and 2018 was $302,000 and $287,000, respectively.

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock, $0.0005 par value (“Common Stock”), and one million shares of preferred stock, $0.0005 par value (“Preferred Stock”).

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2019, no shares of Preferred Stock have been issued. Our board of directors has the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may amend from time to time our certificate of incorporation and bylaws to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

Common Stock Dividend

On May 7, 2018, the Board declared a special cash dividend of $1.00 per share on the Company’s Common Stock payable on September 5, 2018 to holders of record of the Company’s Common Stock on September 6, 2018. On September 5, 2018, we made an aggregate cash payment of $11.7 million to our stockholders.

On December 24, 2018, the Board declared a special cash dividend of $0.25 per share on the Company’s Common Stock resulting in $2.9 million payable on January 24, 2019 to holders of record of the Company’s Common Stock on January 10, 2019. On January 24, 2019, we made an aggregate cash payment of $2.9 million to our stockholders.

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

During the three and nine months ended September 30, 2019, 4,727 and 15,464 shares of restricted stock were granted to our directors under the 2010 Directors’ Plan. We recorded $45,000 of director fees during the nine months ended September 30, 2019 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of Common Stock for the first five trading days of the quarter in which the Board fee was earned.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

During the nine months ended September 30, 2018, 7,474 shares of restricted stock were granted to our directors under the 2010 Directors’ Plan. We recorded $23,000 of director fees during the nine months ended September 30, 2018 in connection with these grants.

As of September 30, 2019, there were 367,396 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is 3.9 million shares.

No options were granted under the 2010 Plan for the three and nine months ended September 30, 2019. During the three and nine months ended September 30, 2018, we granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to a consultant pursuant to the terms of the 2010 Plan.

During the nine months ended September 30, 2018, we issued 490,000 shares of common stock upon the exercise of stock options granted under our 2010 Plan, including 250,000 shares that were issued in the nine months ended September 30, 2018 pursuant to a cashless exercise.

As of September 30, 2019, there were 599,500 options outstanding and 711,159 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $309,000 of share-based compensation expense over a weighted average period of 2.1 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. As of September 30, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan. We use the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. We will recognize approximately $706,000 of share-based compensation expense over a weighted average period of 1.4 years.

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to stockholders.

The following table summarizes stock options activity during the nine months ended September 30, 2019 and 2018 for both the 2010 Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2019	2,980	$1.82	4.8	$3,235
Forfeited	(80)	2.87	-	-
Outstanding as of September 30, 2019	2,900	$1.85	3.7	$420
Options vested and exercisable	1,397	$2.00	3.5	$224

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2018	980	$1.82	4.8	$31
Granted	2,330	2.00	-	-
Cashless exercised	(250)	1.86	-	-
Cash exercised	(240)	1.41	-	-
Outstanding as of September 30, 2018	2,820	$2.00	4.6	$2,812
Options vested and exercisable	482	$2.00	4.4	$484

Note 5 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan during the three and nine months ended September 30, 2019 were $20,000 and $63,000, respectively, and for the three and nine months ended 2018 were $20,000 and $66,000, respectively.

Note 6 – Other Accrued Liabilities

The following table sets forth the components of other current liabilities at September 30, 2019 and December 31, 2018, respectively, (in thousands):

	September 30, 2019	December 31, 2018
Accrued expenses	$87	$167
Accrued benefits	67	23
Accrued payroll	64	195
Accrued vacation	29	66
Sales tax payable	-	3
Income taxes payable	-	106
Deferred revenue	118	206
Total other current liabilities	$365	$766

Note 7– Commitments and Contingencies

Escrow Receivable

We have indemnification obligations to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) under the asset purchase agreement pursuant to which we sold the Cold-EEZE®  business to Mylan, that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the asset purchase agreement, or arising from the Retained Liabilities (as such term is defined in the asset purchase agreement) or certain third party claims specified in the asset purchase agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the asset purchase agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (i.e., the purchase price).

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

Future Obligations:

We have estimated future minimum obligations for an executive’s employment agreement over the next five years, including the remainder of Fiscal 2019, as follows (in thousands):

Employment
Contracts
2019	$31
2020	125
2021	595
2022	675
2023	675
Total	$2,101

Note 8 – Loss Per Share

Basic loss per share for continuing operations are computed by dividing the respective net income or loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilize the treasury stock method, which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options outstanding to acquire shares of our Common Stock at September 30, 2019 and December 31, 2018 were 2,900,000 and 2,980,000, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

For the three months ended September 30, 2019, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock in the form of stock options (“Common Stock Equivalents”), which in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended September 30, 2019, there were 2,900,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For the three months ended September 30, 2018 there were 2,800,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

For the nine months ended September 30, 2019, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock Equivalents, which in a net loss position would have an anti-dilutive effect on loss per share. For the nine months ended September 30, 2019, there were 2,900,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For the nine months ended September 30 2018, there were 2,800,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 9 – Significant Customers

Revenue for the three months ended September 30, 2019 and 2018 was $2.8 million and $2.4 million, respectively. Three third-party contract manufacturing customers accounted for 33.04% and 30.1% and 10.2%, respectively, of our revenue from continuing operations for the three months ended September 30, 2019. Three third-party contract manufacturing customers accounted for 38.9%, 30.4% and 15.2%, respectively, of our revenue from continuing operations for the three months ended September 30, 2018. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

Revenue for the nine months ended September 30, 2019 and 2018 was $6.7 million and $9.0 million, respectively. Two third-party contract manufacturing customers accounted for 44.2% and 27.2% respectively, of our revenue from continuing operations for the nine months ended September 30, 2019. Two third-party contract manufacturing customers accounted for 39.8% and 39.0%, respectively, of our revenue from continuing operations for the nine months ended September 30, 2018. The loss of sales to either of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 62.5% and 20.1% of our total trade receivable balances at September 30, 2019 and one customer represented 82% of our total trade receivable balances at December 31, 2018.

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

You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2018 Annual Report, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Financial Condition and Results of Operations

Results from Operations for the Three Months Ended September 30, 2019

as Compared to the Three Months Ended September 30, 2018

For the three months ended September 30, 2019, net sales were $2.8 million as compared to $2.4 million for the three months ended September 30, 2018. The increase in net sales from period to period was principally due to an increase in contract manufacturing net sales as a result of the timing and demand of third party customers.

Cost of sales for the three months ended September 30, 2019 were $1.9 million as compared to $1.7 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 and 2018, we realized a gross margin of 30.2% and 31.0%, respectively. The decrease of 0.8% in gross margin from the prior period is principally due to fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the three months ended September 30, 2019 was $302,000 as compared to $395,000 for the three months ended September 30, 2018. The decrease of $93,000 in sales and marketing expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was principally due to restructuring costs incurred in the prior period related to the building of our digital media subsidiary.

Administration expenses for the three months ended September 30, 2019 were $0.9 million as compared to $1.1 million for the three months ended September 30, 2018. The decrease of $193,000 in administrative expenses for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was principally due to a decrease in professional and legal fees.

Research and development costs during the three months ended September 30, 2019 were $57,000, as compared to $144,000 for the three months ended September 30, 2018. The decrease of $87,000 in research and development costs for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was principally due to the timing of product research expenses in the current period.

Interest and other income for the three months ended September 30, 2019 and 2018 was $33,000 and $15,000, respectively. The increase in interest income for the three months ended September 30, 2019 as compared to September 30, 2018 was principally due to interest earned on our investment account in the current period.

For the three months ended September 30, 2018, we charged $160,000 to the loss on sale of the discontinued operations resulting from the settlement reached with Mylan in October 2018.

As a consequence of the effects of the above, the net loss for the three months ended September 30, 2019 was approximately $0.4 million, or ($0.04) per share, as compared to the net loss from continuing operations for the three months ended September 30, 2018 of $897,000, or ($0.08) per share. Net loss from discontinued operations for the three months ended September 30, 2018 was $160,000, or ($0.01) per share.

Financial Condition and Results of Operations

Results from Operations for the Nine Months Ended September 30, 2019 as Compared to the Nine Months Ended September 30, 2018

For the nine months ended September 30, 2019, net sales were $6.7 million as compared to $9.0 million for the nine months ended September 30, 2018. The decrease in net sales from period to period was principally due to a decrease in contract manufacturing net sales as a result of the timing and demand of third party customers.

Cost of sales for the nine months ended September 30, 2019 were $5.1 million as compared to $5.6 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, we realized a gross margin of 24.0% and 38.1%, respectively. The decrease of 14.1% in gross margin from the prior period is principally due to (i) a decrease in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the nine months ended September 30, 2019 was $910,000 as compared to $802,000 for the nine months ended September 30, 2018. The increase of $108,000 in sales and marketing expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was principally due to the marketing costs associated with our digital media subsidiary and launching our TK Supplements product lines during the current period.

Administration expenses for the nine months ended September 30, 2018 were $3.2 million as compared to $3.5 million for the nine months ended September 30, 2018. The decrease of $315,000 in administrative expenses for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was principally due to a decrease in professional and legal fees.

Research and development costs during the nine months ended September 30, 2019 was $246,000, as compared to $319,000 for the nine months ended September 30, 2018. The decrease of $73,000 in research and development costs for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was principally due to the timing of product research expenses in the current period.

Interest and other income for the nine months ended September 30, 2019 and 2018 was $94,000 and $115,000, respectively. The decrease in interest and other income for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was principally due a lower balance in our investment account available to earn interest.

As a consequence of the effects of the above, the net loss for the nine months ended September 30, 2019 was approximately $2.7 million, or ($0.23) per share, as compared to the net loss from continuing operations for the nine months ended September 30, 2018 of $1.1 million, or ($0.10) per share. Net loss from discontinued operations for the nine months ended September 30, 2018 was $160,000, or ($0.01) per share.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of September 30, 2019 were $4.7 million as compared to $8.2 million at December 31, 2018. Our working capital was $12.1 million and $14.0 million as of September 30, 2019 and December 31, 2018, respectively. The decrease of $3.5 million in our cash and cash equivalents and marketable debt securities balance for the nine months ended September 30, 2019 was principally due to the $2.9 million payment of a $0.25 special cash dividend in January 2019.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2019. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019.

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

Changes in Internal Control Over Financial Reporting

During 2018, we, together with our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Following the filing of our original annual report on Form 10-K for Fiscal 2017 and during the financial statement close process for the second quarter ended September 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/benefit between continuing and discontinued operations.

During the nine months ended September 30, 2019, management implemented a remediation plan to enhance our technical accounting review for complex income tax reporting, supplemented our accounting team with the engagement of a new third-party tax consulting firm to assist us in the technical review of our income tax reporting, and reorganized the level of documentation, technical oversight and review. Management enhanced our internal controls over the accounting for income taxes to improve the transparency in the overall tax process. As of September 30, 2019, management has determined that the material weakness described above has been remediated.

Except as described above, there was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: November 12, 2019

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2019

