Form 10-K
period 2019-12-31
ProPhase Labs, Inc.
filed 2020-03-26
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-21617

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

The aggregate market value of the registrant’s voting and non-voting Common Stock held by non-affiliates was $18,874,940 as of June 30, 2019, based on the closing price of the Common Stock on The Nasdaq Capital Market.

As of March 26, 2020, there were 11,581,939 shares outstanding of the registrant’s common stock, par value $0.0005 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Such risks and uncertainties include, but are not limited to:

●	We have a history of losses;
●	Our dependence on our largest manufacturing customers;
●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;
●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility; and
●	Our ability to successfully develop and commercialize our existing products and any new products;
●	Our ability to secure additional capital, when needed, to support our product development and commercialization programs;
●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;
●	Our ability to protect our proprietary rights;
●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;
●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;
●	Our ability to attract, retain and motivate our key employees.

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

We are a manufacturing and marketing company with deep experience with OTC consumer healthcare products and dietary supplements. We are also engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Since the sale of our Cold-EEZE® business in 2017, we will continue to actively pursue acquisition opportunities for other businesses, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References in this Annual Report to “Fiscal 2019” mean the fiscal year ended December 31, 2019 and references to other “Fiscal” years mean the year that ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Revenues from continuing operations for Fiscal 2019 and 2018 were $9.9 million and $13.1 million, respectively. As of December 31, 2019, we had working capital of approximately $9.0 million, including $0.9 million of marketable securities available for sale. We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

Net loss for Fiscal 2019 and 2018 were $3.1 million and $1.7 million, respectively.

Contract Manufacturing Services

PMI provides product development, pre-commercialization services, production, warehousing and distribution services for its customers. Our manufacturing facility, which is located in Lebanon, Pennsylvania, is registered with the U.S. Food and Drug Administration (the “FDA”) and is certified organic and kosher.

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

For each of Fiscal 2019 and 2018, our revenues from continuing operations have come principally from our contract manufacturing services. Three third-party contract manufacturing customers accounted for 36.5%, 30.5% and 11.1%, respectively, of our Fiscal 2019 revenues from continuing operations. The loss of sales to any one or more of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

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

In Fiscal 2019, we extended our distribution of Legendz XL® to include more customer accounts including national chain drug retailers, internet-based retailers and several regional retailers. We are currently awaiting for product acceptance from other national retailers, which we expect to receive in Fiscal 2020, and intend to leverage our existing infrastructure and retail distribution platform during Fiscal 2020. We have produced and refined a direct response television commercial and initiated television and digital media testing for Legendz XL® for marketing direct to consumers. We have also completed a broad series of clinical studies that support important product claims that we have incorporated into our product packaging and marketing communications for Legendz XL®.

We also introduced Triple Edge XL® to a limited number of retail customers in Fiscal 2019 and we are awaiting customer acceptance for this product.

As with any new product launch, we anticipate losses from our TK Supplements® product line as we optimize our market strategy and expand our channels of distribution. There can be no assurance that our strategic focus will result in any revenue growth.

Direct Marketing Services

In August 2017, we formed ProPhase Digital Media (“PDM”), Inc., a Delaware corporation and wholly-owned subsidiary of ProPhase Labs, Inc. PDM was set up as an independent full-service direct marketing agency whose first initiative was to market the TK Supplements® product line. We closed the operations of PDM in fourth quarter of Fiscal 2019 due to underperformance of expected sales levels for our TK Supplements® product line.

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

Effective March 29, 2017, we sold our intellectual property rights and other assets related to the Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® business”) to Mylan. As a consequence of the sale of the Cold-EEZE® business, for the year ended December 31, 2017, we have classified as discontinued operations (i) all income and expenses attributable to the Cold-EEZE® Business, (ii) the gain from the sale of the Cold-EEZE® business, and (iii) the income tax expense attributed to the sale of the Cold-EEZE® business. Excluded from the sale of the Cold-EEZE® business were our accounts receivable and inventory. We have also retained all liabilities associated with our Cold-EEZE® business operations arising prior to March 29, 2017.

For Fiscal 2019 and 2018, we incurred costs of $40,000 and $170,000, respectively, which were recorded as a loss on sale of discontinued operations, net of taxes.

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

U.S. Food and Drug Administration

Pharmaceutical Regulation

The manufacturing and distribution of pharmaceutical products are subject to extensive regulation by the federal government, primarily through the FDA and the Drug Enforcement Administration (“DEA”), and to a lesser extent by state and local government agencies. The Food, Drug, and Cosmetic Act (“FFDCA”) and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, record keeping, approval, advertising and promotion of OTC pharmaceutical products.

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

In June 2007, pursuant to the authority granted by the FFDCA as amended by DSHEA, the FDA published detailed cGMP regulations that govern the manufacturing, packaging, labeling, and holding operations of dietary supplement manufacturers. The cGMP regulations, among other things, impose significant recordkeeping requirements on manufacturers. The cGMP requirements are in effect for all manufacturers, and the FDA is conducting inspections of dietary supplement manufacturers pursuant to these requirements. The failure of a manufacturing facility to comply with the cGMP regulations renders products manufactured in such facility “adulterated” and subjects such products and the manufacturer to a variety of potential FDA enforcement actions.

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

Competition

We compete with other contract manufacturers of OTC healthcare products. These suppliers range widely in size. Management believes that our manufacturing capacity and abilities offer a significant advantage over many of our competitors in the full service contract development and manufacturing industry. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. The markets for OTC healthcare products and dietary supplements are highly competitive. Many of the participants in these industries have substantially greater capital resources, technical staffs, facilities, marketing resources, product development, and distribution experience than we do. We believe that our ability to compete in these industries will continue to depend on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Employees

At December 31, 2019, we employed 48 full-time employees and 2 part-time employees, the majority of whom were employed at our manufacturing facility in a production function. The remaining employees were involved in an executive, sales, marketing or administrative capacity. None of our employees are covered by a collective bargaining agreement or are members of a union.

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

We have a history of losses.

We have experienced net losses from continuing operations before income tax for our last two fiscal years. As of December 31, 2019, we had working capital of approximately $9.0 million, which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 2021. Following the sale of our Cold-EEZE® business in March 2017, we have been actively exploring new product technologies, applications, product line extensions and other new product opportunities and may consider and pursue other alternatives and strategies, including, but not limited to, investments and acquisitions in other sectors and industries. There can be no assurance that our strategic focus will result in any revenue growth or that we will be successful in initiating or acquiring any new lines of business, or that any such new lines of business will achieve profitability.

The loss of sales to any one or more of our large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

For each of Fiscal 2019 and 2018, our revenues from continuing operations came principally from our contract manufacturing services. Three third-party contract manufacturing customers, accounted for 36.5%, 30.5% and 11.1%, respectively, of Fiscal 2019 revenues from continuing operations. The loss of sales to any one or more of these third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

Our financial condition and results of operations could be adversely affected by the recent coronavirus outbreak.

Our financial condition and results of operations could be adversely affected by the recent coronavirus outbreak. On March 19, 2020, the Governor of Pennsylvania ordered all non-life-sustaining businesses in Pennsylvania to close their physical locations in order to slow the spread of COVID-19. As a pharmaceutical manufacturer, we are currently permitted to continue our operations. However, as the impact of the global outbreak of the coronavirus continues to rapidly evolve, the extent to which the coronavirus may ultimately impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence at this time.

At this time, the coronavirus has not caused major disruptions to our operations, nor has it affected our employees. However, if the coronavirus outbreak continues to spread, it may affect our employees, our customers and our suppliers in ways which could materially adversely affect our business, financial condition and results of operations. The coronavirus outbreak could disrupt our operations due to absenteeism by infected or ill employees and/or members of management, or absenteeism by employees and/or members of management who elect not to come to work due to the virus affecting others in our office or manufacturing facility, or due to quarantines.

If the scope and severity of the coronavirus outbreak continues to worsen, our operations could potentially experience disruptions, such as temporary closure of our headquarters or manufacturing facility, and/or delays or suspensions in our manufacturing services, which may materially and adversely affect our business, financial condition and results of operations. We may also experience challenges in obtaining sufficient components or raw materials at a cost-effective price to fulfill our customers’ orders or to manufacture our own TK Supplements® products. If our manufacturing customers’ businesses are similarity affected, they may delay or reduce purchases of products from us, which could materially and adversely affect our business, financial condition and results of operations. Moreover, the coronavirus outbreak has begun to have indeterminable adverse effects on general commercial activity and the world economy, and our business and results of operations could be adversely affected to the extent the coronavirus harms the global economy generally.

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

We compete with other contract manufacturers of OTC drug and dietary supplement products. These suppliers range widely in size. We compete primarily on the basis of price, quality and service. Management believes that our manufacturing capacity and abilities offer a significant advantage over many of our competitors in the full service contract development and manufacturing industry. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. To the extent that any of our competitors are able to offer better prices, quality and/or services, however, we could lose customers and our sales and margins may decline.

The OTC healthcare products and dietary supplements industries are highly competitive. Many of the participants in these industries have substantially greater capital resources, technical staffs, facilities, marketing resources, product development, and distribution experience than we do. We believe that our ability to continue to compete in these industries will depend on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support. However, our failure to appropriately and timely respond to consumer preferences and demand for new products could significantly harm our business, financial condition and results of operations. Furthermore, unfavorable publicity or consumer perception of products we develop and commercialize could have a material adverse effect on our business and operations.

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

In addition, if we are no longer able to obtain the resources, raw materials or components we need from one or more of our suppliers on terms reasonable to us or at all, including as a result of the increased demand that may be placed on our suppliers as a result of public health epidemics such as the coronavirus, our ability to perform under contracts with third parties for whom we manufacture products and our customer relationships could be materially and adversely affected.

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

We made customary representations and warranties to Mylan in the asset purchase agreement to purchase the Cold-EEZE® business. Pursuant to the terms of the asset purchase agreement, we agreed to indemnify Mylan for any losses caused by breaches of most of our representations, warranties or covenants that occur, in most cases, within 24 months after the closing date of the sale to Mylan, which was March 29, 2017. An escrow account was established to cover any such losses.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan relating to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement with Mylan, we have elected to assume the defense of these claims on behalf of Mylan.

While we believe these claims are without merit, we are currently negotiating a settlement of these claims. We expect to collect the remaining escrow balance within the next three months, net of an immaterial settlement amount. In the event we are unable to reach a reasonable settlement agreement, however, and the remaining escrow funds are insufficient to cover the losses asserted under these claims or the legal fees associated with defending these claims, we may be required to pay amounts in excess of what is remaining in the escrow account, which could have an adverse impact on our operations.

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

While several proposals and discussions are before the United States federal government, a number of states have enacted laws or are considering the enactment of laws governing the protection of credit card or other personal information received from consumers. For example, on January 1, 2020, the California Consumer Privacy Act (the “CCPA”) went into effect, which, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt-out of certain sales of personal information. The California Attorney General has proposed implementing regulations to the CCPA that are not yet finalized and are subject to change.

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

Based on our Section 382 analysis, we do not believe our current net operating loss carryforwards are subject to these limitations as of December 31, 2019. Should we identify any limitations upon the completion of our final 2019 income tax return, the impact could be material to our consolidated financial statements.

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

As of March 26, 2020, our Chief Executive Officer beneficially owned approximately 33.6% of our Common Stock. As such, our Chief Executive Officer may exert significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

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

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of business, including the lawsuit discussed below. We are not presently a party to any material litigation. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

On November 12, 2019, Craig Cunningham filed an action in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Supplements filed its Answer and Defenses to the Complaint. We intend to defend this matter vigorously.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently traded on The Nasdaq Capital Market under the trading symbol “PRPH.”

As of March 24, 2020, there were approximately 193 holders of record of our Common Stock, including brokerage firms, clearing houses, and/or depository firms holding the Company’s securities for their respective clients. The exact number of beneficial owners of our securities is not known but exceeds 400.

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

General

We are a manufacturing and marketing company with deep experience with OTC consumer healthcare products and dietary supplements. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

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

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating losses (“NOL”) carryforwards could be used is more likely than not. As a result of ongoing losses from continuing operations the Company has concluded that it is more likely than not that it will not realize all of its deferred tax assets relating to federal and state filing jurisdictions. As of December 31, 2019, there is a valuation allowance of $4.7 million. As of December 31, 2019, the Company has state NOL carryforwards of $1.1 million, which begin to expire in 2024 and federal NOL carryforwards of $3.6 million. The amount of the federal NOL generated prior to the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) of $2.6 million may be carried forward for 20 years and begins to expire in 2032. The remaining amount of $0.9 million federal NOL generated in years 2018 and 2019 may be carried forward indefinitely and its utilization is limited to 80% of taxable income. This limitation applies to losses arising in taxable years beginning after December 31, 2017.

We file a consolidated federal income tax returns and separate company state returns as well as combined state returns where applicable. There are currently no pending income tax examinations.

Results of Operations from Continuing Operations

Fiscal 2019 compared with Fiscal 2018

Net sales for Fiscal 2019 decreased $3.2 million to $9.9 million as compared to $13.1 million for Fiscal 2018. The decrease in net sales from Fiscal 2019 to Fiscal 2018 is principally due to a decrease in contract manufacturing net sales as a result of the demand of third party customer orders.

Cost of sales for Fiscal 2019 were $7.3 million as compared to $8.3 million for Fiscal 2018. For Fiscal 2019 and 2018, we realized a gross margin of 26.5% and 36.4%, respectively. The decrease in gross profit to $2.6 million for Fiscal 2019 as compared to $4.8 million for Fiscal 2018 is principally due to (i) a decrease in the absorption of fixed production costs and (ii) fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for Fiscal 2019 was $1.0 million as compared to $1.1 million for Fiscal 2018. The decrease of $65,000 was principally related to a reduction in marketing expenses associated with our digital media business, which has since been terminated.

Administrative expense decreased $0.4 million for Fiscal 2019 to $4.5 million as compared to $4.9 million in Fiscal 2018. The decrease in administrative expense for Fiscal 2019 as compared to Fiscal 2018 was principally due to a decrease in professional and legal fees.

Research and development costs for Fiscal 2019 and 2018 were $332,000 and $398,000, respectively. The decrease of $66,000 in research and development costs for Fiscal 2019 as compared to Fiscal 2018 was principally due to a decrease in the amount and the timing of product research expenses in the current period.

Net interest income for Fiscal 2019 was $133,000 as compared to $167,000 for Fiscal 2018. The decrease in interest income in Fiscal 2019 as compared to Fiscal 2018 is principally due to a lower balance in our investment account.

As a result of the effects of the above, the loss from continuing operations for Fiscal 2019 was $3.1 million, or ($0.27) per share, as compared to a loss from continuing operations of $1.6 million, or ($0.14) per share, for Fiscal 2018. Loss from discontinued operations for Fiscal 2019 was $40,000, or ($0.00) per share, as compared to $170,000, or ($0.01) per share, for Fiscal 2018. Net loss for Fiscal 2019 was $3.1 million, or ($0.27) per share, as compared to $1.7 million, or ($0.15) per share for Fiscal 2018.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable securities as of December 31, 2019 were $1.4 million as compared to $8.2 million at December 31, 2018. Our working capital was $9.0 million and $14.0 million as of December 31, 2019 and 2018, respectively. The decrease of $6.8 million in our cash and cash equivalents and marketable securities balance for the 12 months ended December 31, 2019 was principally due to the $2.9 million payment of a $0.25 special cash dividend per share in January 2019 and the $2.9 million payment of a $0.25 special cash dividend per share in December 2019 and cash used in operations of $841,000.

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

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Plan upon the occurrence of certain events, including special distributions (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors adjusted the exercise price of the CEO Option on May 7, 2018, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date a special $1.00 cash dividend was paid to our stockholders, from $2.00 to $1.75 per share, effective as of January 24, 2019, the date a special $0.25 cash dividend was paid to our stockholders, and from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another special $0.25 cash dividend was paid to our stockholders.

Asset Purchase Agreement with Mylan

We have indemnification obligations to Mylan under the asset purchase agreement with Mylan (the “asset purchase agreement”) that may require us to make future payments to Mylan and/or other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the asset purchase agreement, or arising from the Retained Liabilities (as such term is defined in the asset purchase agreement) or certain third-party claims specified in the asset purchase agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the asset purchase agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (e.g., the purchase price).

Pursuant to the terms of the asset purchase agreement, we, Mylan, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Mylan deposited $5 million of the aggregate purchase price for the Cold-EEZE® Business into an escrow account established with the Escrow Agent in order to satisfy, in whole or in part, certain of our indemnity obligations under the asset purchase agreement. The terms of the Escrow Agreement provide that if, as of September 29, 2018 (the 18 month anniversary of the closing date), there were funds remaining in the escrow account, then the escrow account would be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that had either been paid out of the escrow account or were pending as of such date, and, within two business days of such date, the Escrow Agent would disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019 (the second anniversary of the closing date), the Escrow Agent would release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent would then, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement), disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the distributions were not released to us on September 29, 2018 or March 29, 2019.

On May 31, 2018, we received notice of an indemnification claim for $800,000 in losses. We have resolved this claim pursuant to a settlement agreement with Mylan, which became effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations for the year ended December 31, 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan relating to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement, we have elected to assume the defense of these claims on behalf of Mylan. We dispute these product advertising claims and intend to vigorously contest such claims. While we believe these claims are without merit, we are currently negotiating a settlement of these claims. We expect to collect the remaining escrow balance within the next three months, net of an immaterial settlement amount. In the event we are unable to reach a reasonable settlement agreement, however, and the remaining escrow funds are insufficient to cover the losses asserted under these claims or the legal fees associated with defending these claims, we may be required to pay amounts in excess of what is remaining in the escrow account, which could have an adverse impact on our operations.

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

Revenue Recognition

We generate sales principally through two types of customers, contract manufacturing customers and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. In 2019, approximately $9.0 million of our approximately $9.9 million of sales were from contract manufacturing customers.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2019 (in thousands):

Amount
Return provision at December 31, 2018	$196
Net change in the return provision Fiscal 2019	(27)
Return provision at December 31, 2019	$169

For Fiscal 2019, the return provision decreased by $27,000. The decrease in the return provision was principally due to net returns associated with Fiscal 2019.

A one percent deviation for these sales allowance provisions for Fiscal 2019 and 2018 would affect net sales by approximately $101,000 and $60,000, respectively.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. We adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but not earlier than an entity’s adoption date of Topic 606. We adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for each of the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2020

PROPHASE LABS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash and cash equivalents	$434	$1,554
Marketable debt securities, available for sale	926	6,687
Escrow receivable	4,812	4,830
Accounts receivable, net	2,010	2,968
Inventory	1,459	1,903
Prepaid expenses and other current assets	304	296
Total current assets	9,945	18,238

Property, plant and equipment, net of accumulated depreciation of $6,252 and $5,854, respectively	2,329	2,499
TOTAL ASSETS	$12,274	$20,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$432	$437
Accrued advertising and other allowances	92	101
Dividend payable	-	2,929
Other current liabilities	409	766
Total current liabilities	933	4,233

Non-current liabilities:
Deferred revenue, net of current portion	110	-
Total non-current liabilities	110	-
Total liabilities	1,043	4,233

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,225,615 and 28,201,541 shares, respectively	14	14
Additional paid-in capital	60,215	59,471
Retained earnings (accumulated deficit)	(1,506)	4,533
Treasury stock, at cost, 16,652,022 and 16,652,022 shares	(47,490)	(47,490)
Accumulated comprehensive loss	(2)	(24)
Total stockholders’ equity	11,231	16,504
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,274	$20,737

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2019	December 31, 2018
Net sales	$9,876	$13,126
Cost of sales	7,261	8,345
Gross profit	2,615	4,781

Operating expenses:
Sales and marketing	1,042	1,107
Administration	4,480	4,910
Research and development	332	398
Total operating expenses	5,854	6,415
Loss from operations	(3,239)	(1,634)

Interest income, net	133	167
Loss from continuing operations before income taxes	(3,106)	(1,467)
Income tax liability from continuing operations	-	(103)
Loss from continuing operations	(3,106)	(1,570)

Discontinued operations:
Loss on discontinued operations, net of taxes	(40)	(170)
Loss from discontinued operations	(40)	(170)
Net loss	$(3,146)	$(1,740)

Other comprehensive income (loss):
Unrealized gain on marketable debt securities	22	54
Total comprehensive loss	$(3,124)	$(1,686)

Basic and diluted loss per share:
Loss from continuing operations	$(0.27)	$(0.14)
Loss from discontinued operations	-	(0.01)
Net loss	$(0.27)	$(0.15)

Weighted average common shares outstanding:
Basic and diluted	11,564	11,396

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock			Retained
	Shares Outstanding,		Additional	Earnings	Accumulated
	Net of Shares of	Par	Paid in	(Accumulated	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Deficit)	Loss	Stock	Total
Balance as of December 31, 2017	11,129,892	$14	$58,034	$20,902	$(78)	$(47,025)	$31,847

Proceeds for options exercised	240,000	-	338	-	-	-	338

Cashless options exercise	164,679	-	465	-	-	(465)	-

Cash dividends	-	-	-	(14,629)	-	-	(14,629)

Unrealized gain on marketable debt securities, net of realized losses of $130, net of taxes	-	-	-	-	54	-	54

Stock-based compensation	14,948	-	634	-	-	-	634

Net loss	-	-	-	(1,740)	-	-	(1,740)

Balance as of December 31, 2018	11,549,519	14	59,471	4,533	(24)	(47,490)	16,504

Cash dividends	-	-	-	(2,893)	-	-	(2,893)

Unrealized gain on marketable debt securities, net of realized losses of $12, net of taxes	-	-	-	-	22	-	22

Stock-based compensation	24,074	-	744	-	-	-	744

Net loss	-	-	-	(3,146)	-	-	(3,146)

Balance as of December 31, 2019	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net loss	$(3,146)	$(1,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Realized loss on marketable debt securities	12	130
Loss on discontinued operations, net of taxes	40	170
Depreciation and amortization	398	383
Stock-based compensation expense	744	634
Changes in operating assets and liabilities:
Accounts receivable	936	(1,023)
Inventory	444	(372)
Prepaid and other assets	(8)	185
Accounts payable and accrued expenses	(14)	(125)
Accrued advertising and other allowances		(99)
Due to Mylan, Inc. and affiliates	-	(59)
Other liabilities	(247)	(225)
Assets held for sale	-	22
Net cash used in operating activities	(841)	(2,119)

Cash flows from investing activities
Purchase of marketable securities	(3,137)	(13,350)
Proceeds from maturities of marketable debt securities	-	14,280
Proceeds from sale of marketable debt securities	8,908	11,071
Capital expenditures	(228)	(140)
Net cash provided by investing activities	5,543	11,862

Cash flows from financing activities
Payment of dividends	(5,822)	(11,700)
Proceeds from exercise of stock options	-	337
Net cash used in financing activities	(5,822)	(11,362)

Decrease in cash and cash equivalents	(1,120)	(1,619)
Cash and cash equivalents, at the beginning of the year	1,554	3,173
Cash and cash equivalents, at the end of the year	$434	$1,554

Supplemental disclosures:
Cash paid for income taxes	$103	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain, investments in marketable debt securities	$22	$54

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized as a corporation in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a manufacturing and marketing company with deep experience with OTC consumer healthcare products and dietary supplements. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

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

For Fiscal 2019 and 2018, we incurred costs of $40,000 and $170,000, respectively, which was recorded as a loss on sale of discontinued operations, net of taxes.

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

We are also engaged in development and distribution of a product line of OTC dietary supplements under the brand name of TK Supplements®. The TK Supplements® product line comprises three men’s health products: (i) Legendz XL® for sexual health, (ii) Triple Edge XL®, an energy booster plus testosterone support, and (iii) Super ProstaFlow PlusTM for prostate and urinary health. In addition to developing direct-to-consumer (“Direct Response”) marketing strategies for Legendz XL®, we are currently in distribution in a national chain drug retailers and several regional retailers.

Note 2 – Summary of Significant Accounting Policies

For Fiscal 2019 and 2018, our revenues from continuing operations have come principally from our OTC healthcare and dietary supplement contract manufacturing business and sales to retail customers of dietary supplement product.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our sales are influenced by and subject to (i) the timing of acceptance of our TK Supplement® products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

As a consequence of the timing of acceptance of our TK Supplements® products in the marketplace and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of December 31, 2019, we had working capital of approximately $9.0 million, including $0.9 million marketable securities available for sale. We believe our current working capital at December 31, 2019 is at an acceptable and adequate level to support our business for at least the next twelve months.

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

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Marketable Securities

We have classified our investments in marketable securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as other interest income (expense). We initiated short term investments in marketable securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.65% - 3.09%, during Fiscal 2019. For Fiscal 2019 and 2018, we reported an unrealized gain of $22,000 and $54,000, respectively. We had an accumulated unrealized loss of $2,000 and $24,000 as of December 31, 2019 and 2018, respectively. Unrealized gains and losses are classified as other comprehensive income (loss) and cost is determined on a specific identification basis. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of December 31, 2019
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S treasuries	$125	$-	$125
Corporate bonds	803	(2)	801
	$928	$(2)	$926

	As of December 31, 2018
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S treasuries	$2,401	$(3)	$2,398
Corporate bonds	4,310	(21)	4,289
	$6,711	$(24)	$6,687

We have determined that the unrealized losses are deemed to be temporary as of December 31, 2019. We believe that the unrealized losses generally are the result of increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. We have the ability and intent to hold these investments until a recovery of fair value, which may be maturity. We do not consider the investment in corporate bonds to be other-than-temporarily impaired at December 31, 2019.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. During 2019 and 2018, the Company wrote off certain inventory previously recorded. At December 31, 2019 and 2018, the financial statements include non-cash adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $168,000 and $103,000, respectively. The components of inventory are as follows (in thousands):

	December 31,	December 31,
	2019	2018
Raw materials	$1,024	$1,374
Work in process	299	371
Finished goods	136	158
	$1,459	$1,903

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

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2019, our cash and cash equivalents balance was $0.4 million and our bank balance was $0.5 million. Of the total bank balance, $335,000 was covered by federal depository insurance and $176,000 was uninsured at December 31, 2019.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at December 31, 2019 and 2018.

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

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$125	$-	$125
Corporate obligations	-	801	-	801
	$-	$926	$-	$926

	As of December 31, 2018
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$2,398	$-	$2,398
Corporate obligations	-	4,289	-	4,289
	$-	$6,687	$-	$6,687

There were no transfers of marketable securities between Levels 1, 2 or 3 for the Fiscal 2019 and 2018.

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

We adopted ASC 606 as of January 1, 2018 using the modified retrospective method. For the years ended December 31, 2019 and 2018, there were no changes to our opening balances upon the adoption of ASC 606 and the amounts which would have been reported under the standards in effect prior to adoption.

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from OTC healthcare contract manufacturing and retail dietary supplement product customers were $9.0 million and $0.9 million, respectively, for Fiscal 2019 and $12.6 million and $0.5 million, respectively, for Fiscal 2018. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

PROPHASE LABS, INC & SUBSIDIARIES

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

As of December 31, 2019 and 2018, we included a provision for sales allowances from continuing operations of $0 and $1,000, respectively, which are reported as a reduction to account receivables. Additionally, accrued advertising and other allowances from continuing operations as of December 31, 2019 included (i) $37,000 for estimated returns which is reported as a liability and (ii) $92,000 for corporative and incentive promotion costs which is also reported as a liability. In addition, accrued advertising and other allowances from discontinued operations as of December 31, 2019 included (i) $132,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2018, accrued advertising and other allowances from discontinued operations included (i) $181,000 for estimated future sales returns, which is reported as a reduction to account receivables, and (ii) $88,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

As of December 31, 2019, we have deferred revenue of $214,000 in relation to Research and Development (“R&D”) stability and release testing programs. As of December 31, 2018, deferred revenue was $206,000. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue by recognition period (in thousands):

Recognition Period	Deferred Revenue
0-12 Months	$104
13-24 Months	49
Over 24 Months	61
Total	$214

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for Fiscal 2019 and 2018 (in thousands):

	For the Years Ended
Revenue by Customer Type	December 31, 2019	December 31, 2018
Contract manufacturing	$8,974	$12,633
Retail and others	902	493
Total revenue	$9,876	$13,126

Practical Expedients Elected

We have elected the following practical expedients in applying ASC 606 across all revenue relationships.

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses (i) incurred from continuing operations for Fiscal 2019 and 2018 were $443,000 and $264,000, respectively.

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

Research and Development

R&D costs are charged to operations in the period incurred R&D costs incurred for Fiscal 2019 and 2018 (i) from continuing operations were $332,000 and $398,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. We adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but not earlier than an entity’s adoption date of Topic 606. We adopted this standard on January 1, 2019. The adoption of this standard did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this ASU on its financial statements.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Note 3 – Discontinued Operations, Sale of the Cold-EEZE® Business

Effective March 29, 2017, we completed the sale of the Cold-EEZE® business to Mylan.

For Fiscal 2019 and 2018, we incurred costs of $40,000 and $170,000, respectively, which was recorded as a loss on sale of discontinued operations, net of taxes.

Note 4 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2019	2018	Estimated Useful Life
Land	$504	$504
Building improvements	3,113	3,059	10-39 years
Machinery	4,285	4,126	3-7 years
Computer equipment	472	457	3-5 years
Furniture and fixtures	207	207	5 years
	8,581	8,353
Less: accumulated depreciation	(6,252)	(5,854)
Total property, plant and equipment, net	$2,328	$2,499

Depreciation expense incurred for Fiscal 2019 and 2018 from continuing operations were $398,000 and $383,000, respectively.

Note 5 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock and one million shares of preferred stock, $0.0005 par value (“Preferred Stock”) per share.

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2019, no shares of Preferred Stock have been issued. Our board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of Preferred Stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of Preferred Stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of Preferred Stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may, subject to any required stockholder approval amend from time to time our certificate of incorporation to increase the number of authorized shares of Preferred Stock or Common Stock or to make other changes or additions to our capital structure or the terms of our capital stock.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Common Stock Dividends

On May 7, 2018, the Board declared a special cash dividend of $1.00 per share on the Company’s common stock to holders of record on May 21, 2018, resulting in the payment of $11.7 million to stockholders on June 5, 2018.

On December 24, 2018, the Board declared a special cash dividend of $0.25 per share on the Company’s common stock to holders of record on January 10, 2019, resulting in the payment of $2.9 million to stockholders on January 24, 2019.

On November 20, 2019, the Board declared a special cash dividend of $0.25 per share on the Company’s common stock to holders of record on December 3, 2019, resulting in the payment of $2.9 million to stockholders on December 12, 2019.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which, was has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Directors’ Plan is equal to 675,000 shares.

During Fiscal 2019 and 2018, 24,074 shares and 14,948 shares, respectively, were granted to our directors under the 2010 Directors’ Plan. We recorded $62,000 and $45,000 of director fees during Fiscal 2019 and Fiscal 2018, respectively, in connection with these grants.

At December 31, 2019, there were 358,786 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of Common Stock that may be issued under the 2010 Plan is 3.9 million shares.

During Fiscal 2019, the Company granted 200,000 stock options at an exercise price of $2.01, the closing price of the Company’s common stock on the date of grant, to certain employees. The stock options will vest in four equal annual installments beginning on the date of grant.

During Fiscal 2018, the company granted 30,000 options, exercisable at $2.35 per share and subject to vesting over a three-year term, to a consultant pursuant to the terms of the 2010 Plan and we granted 160,000 options to employees, exercisable at $3.18 per share and subject to vesting over four years, to employees pursuant to the terms of the 2010 Plan. We use the Black-Scholes option pricing model to determine the fair value of the stock options at the date of grant. Options to non-employees are valued at initial issuance, then revalued at each reporting date until the date the options vest and at which point the final fair value is determined. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 – 4.75 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term.

During Fiscal 2018 there were 490,000 options exercised, including 250,000 shares that were exercised pursuant to a cashless exercise. We derived $337,500 from the exercise of options in 2018. No options were exercised under the 2010 Plan during Fiscal 2019.

At December 31, 2019, there were 782,000 stock options outstanding and 528,659 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $401,000 of share-based compensation expense over a weighted average period of 2.1 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. At April 12, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan. We use the Black-Scholes option pricing model to determine the fair value of the stock options and Warrants at the date of grant. Based upon our limited historical experience, we determined the expected term of the stock option grants to be 4.5 years, calculated using the “simplified” method in accordance with the SEC Staff Accounting Bulletin 110. We use the “simplified” method since our historical data does not provide a reasonable basis upon which to estimate expected term. We will recognize approximately $577,000 of share-based compensation expense over a weighted average period of 1.2 years.

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to stockholders.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes stock options activities during Fiscal 2019 and 2018 for both 2010 Plan and 2018 Stock Plan (in thousands, except per share data). All outstanding options are expected to vest.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2018	980	$1.82	4.8	$52
Granted	2,490	2.08	4.3	-
Exercised	(490)	1.64	-	-
Outstanding as of December 31, 2018	2,980	1.82	4.8	3,235
Granted	200	2.01	6.9
Forfeited/expired	(98)	2.81	-	-
Outstanding as of December 31, 2019	3,082	$1.67	3.7	$1,085
Options vested and exercisable	1,656	$1.59	3.4	$665

The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2019 and 2018:

	For the Years Ended
	December 31, 2019	December 31, 2018
Exercise price	$2.01	$2.52
Expected term in years	4.5	4.5
Expected volatility (annual)	42%	40%
Risk-free interest rate	2%	2%
Expected dividend yield (per share)	0%	0%

The fair value of the stock options at the time of the grant in Fiscal 2019 and 2018 was $148,000 and $1.8 million, respectively. For Fiscal 2019 and 2018, we charged to operations $682,000 and $590,000, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

Note 6 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2019 and 2018 were $84,000 and $90,000, respectively.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Income Taxes

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	Year Ended	Year Ended
	12/31/2019	12/31/2018
Continuing Operations
Current:

Federal	$-	$-
State	-	103
	-	103
Deferred:
Federal	-	-
State	-	-
Income taxes from Continuing Operations	-	103

Discontinued Operations
Current
Federal	$-	$-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Income taxes from Discontinued Operations	-	-
	-	-
Total	$-	$ 103

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2019	2018

Statutory rate - federal	$(660)	$(341)
State taxes, net of federal benefit	(7)	306
Permanent differences and other	145	243
Income tax from continuing operation before valuation allowance	(522)	208

Change in valuation allowance	(522)	(105)

Income tax expense	-	103
Total	$-	$103

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	Year Ended December 31,
	2019	2018

Net operating loss and capital loss carryforward	$4,605	$4,081
Depreciation	(93)	(109)
Other	198	216
Valuation allowance	(4,710)	(4,188)
Total	$-	$-

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

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating losses (“NOL”) carryforwards could be used is more likely than not. As a result of ongoing losses from continuing operations the Company has concluded that it is more likely than not that it will not realize all of its deferred tax assets relating to federal and state filing jurisdictions. As of December 31, 2019, there is a valuation allowance of $4.7 million. As of December 31, 2019, the Company has state NOL carryforwards of $1.1 million, which begin to expire in 2024 and federal NOL carryforwards of $3.5 million. The amount of the federal NOL generated prior to the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) of $2.6 million may be carried forward for 20 years and begins to expire in 2032. The remaining amount of $0.9 million federal NOL generated in years 2018 and 2019 may be carried forward indefinitely and its utilization is limited to 80% of taxable income.

We file a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Other Current Liabilities

The following table sets forth the components of other current liabilities at December 31, 2019 and 2018, respectively (in thousands):

	December 31,	December 31,
	2019	2018
Accrued expenses	$218	$167
Accrued benefits	25	23
Accrued payroll	57	195
Accrued vacation	5	66
Sales tax payable	-	3
Income taxes payable	-	106
Deferred revenue	104	206
Total other current liabilities	$409	$766

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

The terms of the Escrow Agreement provide that if, as of September 29, 2018, there were funds remaining in the escrow account, then the escrow account would be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that had either been paid out of the escrow account or were pending as of such date, and, within two business days of such date, the Escrow Agent would disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019, the Escrow Agent will release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent would then, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the distributions were not released to us on September 29, 2018 or March 29, 2019.

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We resolved this claim pursuant to a settlement agreement, effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations in the third quarter of 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan related to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement, we have elected to assume the defense of these claims on behalf of Mylan. We dispute these product advertising claims and intend to vigorously contest such claims. While we believe these claims are without merit, we are currently negotiating a settlement of these claims. We expect to collect the remaining escrow balance within the next three months, net of an immaterial settlement amount. In the event we are unable to reach a reasonable settlement agreement, however, and the remaining escrow funds are insufficient to cover the losses asserted under these claims or the legal fees associated with defending these claims, we may be required to pay amounts in excess of what is remaining in the escrow account, which could have an adverse impact on our operations.

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As discussed further in Note 5, as required by the terms of the 2018 Stock Plan, in order to maintain parity, the Compensation Committee of the board of directors adjusted the exercise price of the CEO Option on May 7, 2018, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of June 5, 2018, the date the special $1.00 cash dividend was paid, from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the special $0.25 cash dividend was paid, and from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another special $0.25 cash dividend was paid in order to maintain parity.

Future Obligations

We have estimated future minimum obligations over the next five years as of December 31, 2019, as follows (in thousands):

Employment
Contracts
2020	$125
2021	595
2022	675
2023	675
2024	675
Total	$2,745

PROPHASE LABS, INC & SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Litigation

In the normal course of our business, we are named as a defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

On November 12, 2019, Craig Cunningham filed an action in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Supplements filed its Answer and Defenses to the Complaint. We intend to defend this matter vigorously.

Note 10 – Loss Per Share

Basic loss per share for continuing and discontinued operations are computed by dividing the respective net loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted loss per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at December 31, 2019 and 2018 were 3,082,000 and 2,980,000, respectively.

For Fiscal 2019 and 2018, dilutive loss per share were the same as basic earnings per share due to the inclusion of Common Stock in the form of stock options and warrants (“Common Stock Equivalents”), when in a net loss position would have an anti-dilutive effect on loss per share. For Fiscal 2019, there were 3,082,000 that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For Fiscal 2018, there were 2,980,000 that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 11 – Significant Customers

Revenue from continuing operations for Fiscal 2019 and 2018 was $9.9 million and $13.1 million, respectively. Three third-party contract manufacturing customers accounted for 36.5%, 30.5% and 11.1%, respectively, of Fiscal 2019 revenues from continuing operations. Three third-party contract manufacturing customers accounted for 45.7%, 31.1% and 10.9%, respectively, of our revenue from continuing operations for Fiscal 2018. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Three of our customers represented 70%, 14% and 11% of our total trade receivable balances at December 31, 2019 and one customer represented 82% of our total trade receivable balances at December 31, 2018.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

During 2018, we and our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Following the filing of our original annual report on Form 10-K for Fiscal 2017 and during the financial statement close process for the second quarter ended September 30, 2018 in connection with the preparation of our 2017 Federal and State income tax returns, management identified a material weakness that existed as of December 31, 2017, primarily related to our lack of adequate controls over the accounting for recording of income tax expense and the allocation of income tax expense/benefit between continuing and discontinued operations.

During the twelve months ended December 31, 2019, management implemented a remediation plan to enhance our technical accounting review for complex income tax reporting, supplemented our accounting team with the engagement of a new third-party tax consulting firm to assist us in the technical review of our income tax reporting, and reorganized the level of documentation, technical oversight and review. Management enhanced our internal controls over the accounting for income taxes to improve the transparency in the overall tax process. As of December 31, 2019, management has determined that the material weakness described above has been remediated.

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

The information required under this item is incorporated by reference from the Company’s Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2019 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from the 2020 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference from the 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the 2020 Proxy Statement.

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

27

4.2

Form of Voting Agreement, dated January 6, 2017, by and between Meda Consumer Healthcare Inc. and the undersigned stockholders of ProPhase Labs, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 9, 2017).

4.3	Description of Common Stock

10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors, dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 19, 2009).

10.2*	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 24, 2018).

10.3*	Amended and Restated 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 24, 2018).

10.4*	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-21617) filed on May 15, 2017).

10.5*	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).

10.6*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).

10.7*

Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).

10.8*	2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).

21.1	Subsidiaries of ProPhase Labs, Inc.

23.1**	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 26, 2020
Ted Karkus	(Principal Executive Officer)

/s/ Monica Brady	Chief Financial Officer	March 26, 2020
Monica Brady	(Principal Financial Officer)

/s/ Jason Barr	Director	March 26, 2020
Jason Barr

/s/ Louis Gleckel	Director	March 26, 2020
Louis Gleckel

/s/ Warren Hirsch	Director	March 26, 2020
Warren Hirsch

