Form 10-Q
period 2020-03-31
ProPhase Labs, Inc.
filed 2020-05-12
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2020
Common Stock, $0.0005 par value	11,591,648

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$697	$434
Marketable debt securities, available for sale	840	926
Escrow receivable	4,812	4,812
Accounts receivable, net	1,213	2,010
Inventory	1,703	1,459
Prepaid expenses and other current assets	240	304
Total current assets	9,505	9,945

Property, plant and equipment, net of accumulated depreciation of $6,295 and $6,252, respectively	2,363	2,329
TOTAL ASSETS	$11,868	$12,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$695	$432
Accrued advertising and other allowances	92	92
Other current liabilities	338	409
Total current liabilities	1,125	933

Non-current liabilities:
Deferred revenue, net of current portion	112	110
Total non-current liabilities	112	110
Total liabilities	1,237	1,043

COMMITMENTS AND CONTINGENCIES	-	-

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,233,961 and 28,225,615 shares, respectively	14	14
Additional paid-in capital	60,413	60,215
Accumulated deficit	(2,315)	(1,506)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares	(47,490)	(47,490)
Accumulated comprehensive income (loss)	9	(2)
Total stockholders’ equity	10,631	11,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,868	$12,274

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Net sales	$1,888	$2,318
Cost of sales	1,473	1,798
Gross profit	415	520

Operating expenses:
Sales and marketing	170	266
Administration	998	1,204
Research and development	59	94
Total operating expenses	1,227	1,564
Loss from operations	(812)	(1,044)

Interest income, net	3	31
Net loss	$(809)	$(1,013)

Other comprehensive income:
Unrealized gain on marketable debt securities	11	15
Total comprehensive loss	$(798)	$(998)

Basic and diluted loss per share:	$(0.07)	$(0.09)

Weighted average common shares outstanding:
Basic and diluted	11,582	11,557

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares Outstanding,		Additional		Accumulated
	Net of Shares of	Par	Paid in	Accumulated	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Deficit	Income (Loss)	Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized gain on marketable debt securities, net of realized losses of $3, net of taxes	-	-	-	-	11	-	11

Stock-based compensation	8,346	-	198	-	-	-	198

Net loss	-	-	-	(809)	-	-	(809)

Balance as of March 31, 2020	11,581,939	$14	$60,413	$(2,315)	$9	$(47,490)	$10,631

	Common Stock
	Shares Outstanding,		Additional		Accumulated
	Net of Shares of	Par	Paid in	Retained	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Earnings	Loss	Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Unrealized gain on marketable debt securities, net of realized losses of $3, net of taxes	-	-	-	-	15	-	15

Stock-based compensation	7,166	-	196	-	-	-	196

Net loss	-	-	-	(1,013)	-	-	(1,013)

Balance as of March 31, 2019	11,556,685	$14	$59,667	$3,520	$(9)	$(47,490)	$15,702

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net loss	$(809)	$(1,013)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized loss on marketable debt securities	3	3
Depreciation and amortization	82	101
Lower of cost or net realizable value inventory adjustment	12	-
Stock-based compensation expense	198	196
Changes in operating assets and liabilities:
Accounts receivable	797	2,180
Inventory	(256)	292
Prepaid and other assets	64	78
Accounts payable and accrued expenses	263	(179)
Other current liabilities	(69)	(255)
Net cash provided by operating activities	285	1,403

Cash flows from investing activities
Purchase of marketable securities	(706)	-
Proceeds from sale of marketable debt securities	800	2,470
Capital expenditures	(116)	(48)
Net cash provided by (used in) investing activities	(22)	2,422

Cash flows from financing activities
Payment of dividends	-	(2,929)
Net cash used in financing activities	-	(2,929)

Increase in cash and cash equivalents	263	896
Cash and cash equivalents, at the beginning of the period	434	1,554
Cash and cash equivalents, at the end of the period	$697	$2,450

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain, investments in marketable debt securities	$11	$15

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

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2020” shall mean the fiscal year ended December 31, 2020 and references to other “fiscal” years shall mean the year, which ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

For the three months ended March 31, 2020 and 2019, our revenues have come principally from our OTC healthcare and dietary supplement contract manufacturing business and sales to retail customers of dietary supplement product.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare and our dietary supplement products sold in the United States. In addition, we are engaged in market activities for our TK Supplements® product line of dietary supplements.

Our sales are influenced by and subject to (i) the timing of acceptance of our TK Supplements® products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

As a consequence of the timing of acceptance of our TK Supplements® products in the marketplace and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of March 31, 2020, we had working capital of approximately $8.4 million, including $0.8 million in marketable securities available for sale. We believe our current working capital at March 31, 2020 is at an acceptable and adequate level to support our business for at least the next twelve months.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Based on the Company’s current assessment, the Company does not expect any material impact on its long-term liquidity due to the COVID-19 pandemic. However, the Company will continue to assess the effect of the pandemic on its operations. The extent to which the COVID-19 pandemic will impact the Company’s business and operations will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the ultimate geographic spread of the disease, the duration of the outbreak, the duration and effect of business disruptions and the short-term effects and ultimate effectiveness of the travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries to contain and treat the disease. While the potential economic impact caused by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic such as COVID-19 could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of its common stock.

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of property and equipment, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“sales allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews its accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). We initiated short term investments in marketable debt securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.875% - 2.750% during the first quarter of Fiscal 2020. For the three months ended March 31, 2020, we reported unrealized gains of $11,000 and an accumulated unrealized income of $9,000. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of March 31, 2020
	Amortized	Unrealized	Fair
	Cost	Gains	Value
U.S. government obligations	$829	$11	$840

	As of December 31, 2019
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$125	$-	$125
Corporate obligations	803	(2)	801
	$928	$(2)	$926

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At March 31, 2020 and March 31, 2019, the financial statements include non-cash adjustments to adjust inventory for excess, obsolete or short-dated shelf-life inventory by $12,000 and $10,000 respectively. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Raw materials	$993	$1,024
Work in process	463	299
Finished goods	247	136
	$1,703	$1,459

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements –ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years. We have reviewed our property, plant and equipment for the three months ended March 31, 2020 and 2019 and concluded there were no impairments or changes in useful lives.

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

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2020, our cash and cash equivalents balance was $0.7 million and our bank balance was $0.8 million. Of the total bank balance, $0.3 million was covered by federal depository insurance and $0.5 million was uninsured at March 31, 2020.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at March 31, 2020 and December 31, 2019.

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

Cash and cash equivalents, marketable securities, accounts receivable, assets held for sale, accounts payable, and accrued expenses are reflected in the consolidated financial statements at carrying value which approximates fair value. We account for our marketable securities at fair value, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The components of marketable debt securities are as follows (in thousands):

	As of March 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$840	$-	$840

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$125	$-	$125
Corporate obligations	-	801	-	801
	$-	$926	$-	$926

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three months ended March 31, 2020.

Revenue Recognition

We recognize revenue that represents the transfer of promised goods or services to customers at an amount that reflects the consideration which is expected to be received in exchange for those goods or services. We recognize revenue when performance obligations with our customers have been satisfied. At contract inception, evaluate the contract to determine if revenue should be recognized using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from OTC healthcare contract manufacturing and retail dietary supplement product customers were $1.7 million and $0.2 million, respectively, for the three months ended March 31, 2020 and $2.1 million and $0.2 million, respectively, for the three months ended March 31, 2019. Revenue from retailer customers is reduced for trade promotions, estimated sales returns, cash discounts and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

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

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to contract manufacturing and sales to retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped.

We do not accept returns from our contract manufacturing customers. Our return policy for retailer customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time within which products must be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity falls within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests for only products in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

We continue to recognize revenue from contract manufacturing and retail customers at a point in time as we have an enforceable right to payment for goods as products are shipped to customers.

Accrued advertising and other allowances from continuing operations as of March 31, 2020 included (i) $46,000 for estimated returns which is reported as a liability and (ii) $22,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of March 31, 2020 included (i) $134,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $69,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2019, accrued advertising and other allowances from continuing operations included (i) $37,000 for estimated returns which is reported as a liability and (ii) $92,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of December 31, 2019 included (i) $132,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

As of March 31, 2020, we have deferred revenue of $205,000 in relation to Research and Development (“R&D”) stability and release testing programs. As of December 31, 2019, deferred revenue was $214,000. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue expected by recognition period (in thousands):

	Deferred Revenue
	March 31, 2020	December 31, 2019
Recognition Period
0-12 Months	$93	$104
13-24 Months	33	49
Over 24 Months	79	61
Total	$205	$214

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three months ended March 31, 2020 and 2019 (in thousands):

	For the Three Months Ended
Revenue by Customer Type	March 31, 2020	March 31, 2019
Contract manufacturing	$1,723	$2,124
Retail and others	165	194
Total revenue	$1,888	$2,318

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses (i) incurred from continuing operations for the three months ended March 31, 2020 and 2019 were $47,000 and $27,000, respectively.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Stock and stock options for the purchase of our common stock, $0.0005 par value (“Common Stock”), have been granted to both employees and non-employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended March 31, 2020 and 2019, we charged to operations $198,000 and $196,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

R&D costs are charged to operations in the period incurred R&D costs incurred for the three months ended March 31, 2020 and 2019 from continuing operations were $59,000 and $94,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	March 31,	December 31,
	2020	2019	Estimated Useful Life
Land	$504	$504
Building improvements	3,113	3,113	10-39 years
Machinery	4,376	4,285	3-7 years
Computer equipment	458	472	3-5 years
Furniture and fixtures	207	207	5 years
	8,658	8,581
Less: accumulated depreciation	(6,295)	(6,251)
Total property, plant and equipment, net	$2,363	$2,329

Depreciation expense incurred for the three months ended March 31, 2020 and 2019 was $82,000 and $101,000, respectively. During the three months ended March 31, 2020, we wrote off fully depreciated assets and accumulated depreciation totaling $38,000.

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of Common Stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value (“Preferred Stock”).

Preferred Stock

The Preferred Stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2020 and December 31, 2019, no shares of Preferred Stock have been issued.

Common Stock Dividend

On December 24, 2018, the Board declared a special cash dividend of $0.25 per share on the Company’s Common Stock resulting in $2.9 million payable on January 24, 2019 to holders of record of the Company’s Common Stock on January 10, 2019. On January 24, 2019, the Company paid an aggregate of $2.9 million to the Company’s stockholders entitled to receive such dividend.

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

During the three months ended March 31, 2020, 8,346 shares of Common Stock were granted to our directors under the 2010 Directors’ Plan. We recorded $17,000 of director fees during the three months ended March 31, 2020 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of Common Stock for the last five trading days of the quarter in which the Board fee was earned.

During the three months ended March 31, 2019, 7,166 shares of Common Stock were granted to our directors under the 2010 Directors’ Plan. We recorded $23,000 of director fees during the three months ended March 31, 2019 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of Common Stock for the last five trading days of the quarter in which the Board fee was earned.

At March 31, 2020, there were 350,440 shares of Common Stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

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

No options were granted under the 2010 Plan for the three months ended March 31, 2020 and 2019. In addition, no stock options were exercised during the three months ended March 31, 2020 and 2019.

As of March 31, 2020, there were 782,000 options outstanding and 528,659 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $350,000 of share-based compensation expense over a weighted average period of 1.8 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). At April 12, 2018, all 2.3 million shares available for issuance under the 2018 Stock Plan have been granted in the form of stock options at an initial exercise price of $3.00 per share, which is exercisable in 36 monthly installments to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised under the 2018 Stock Plan.

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to Company’s stockholders. We will recognize approximately $447,000 of share-based compensation expense over a weighted average period of 0.9 years.

The following table summarizes stock options activity during the three months ended March 31, 2020 for both the 2010 Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2020	3,082	$1.67	3.7	$1,085
Granted	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding as of March 31, 2020	3,082	$1.67	3.4	$900
Options vested and exercisable	1,848	$1.58	3.1	$626

Note 5 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three months ended March 31, 2020 and 2019 were $16,000 and $21,000, respectively.

Note 6 – Other Current Liabilities

The following table sets forth the components of other current liabilities at March 31, 2020 and December 31, 2019, respectively, (in thousands):

	March 31,	December 31,
	2020	2019
Accrued expenses	$122	$218
Accrued benefits	14	25
Accrued payroll	88	57
Accrued vacation	20	5
Sales tax payable	1	-
Deferred revenue	93	104
Total other current liabilities	$338	$409

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

The terms of the Escrow Agreement provide that if, as of September 29, 2018, there were funds remaining in the escrow account, then the escrow account would be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that had either been paid out of the escrow account or were pending as of such date, and, within two business days of such date, the Escrow Agent would disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019, the Escrow Agent was required to release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent would then, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us, for a yet to be determined amount. Accordingly, the distributions were not released to us on September 29, 2018 or March 29, 2019.

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We resolved this claim pursuant to a settlement agreement, effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations in the third quarter of 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan related to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement, we elected to assume the defense of these claims on behalf of Mylan, which we disputed and vigorously contested. Although we believe these claims are without merit, we have negotiated a settlement with the plaintiffs.

As described in Part I, Item 1, Note 10 “Subsequent Events,” on May 4, 2020, the final pending claim against the Company’s escrow account with Mylan was resolved and, as a consequence, the Escrow Agent released all funds from the escrow account to the Company on May 7, 2020, in the amount of $4.8 million.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Future Obligations:

We have estimated future minimum obligations for an executive’s employment agreement over the next five years, including the remainder of Fiscal 2020, as follows (in thousands):

Employment
Contracts
2020	$94
2021	595
2022	675
2023	675
2024	675
Total	$2,714

Other Litigation

In the normal course of our business, we are named as a defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

On November 12, 2019, an action was filed in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Supplements filed its Answer and Defenses to the Complaint. We intend to defend this matter vigorously.

Note 8 – Loss Per Share

Basic loss per share for continuing and discontinued operations are computed by dividing the respective net loss attributable to common stockholders by the weighted-average number of shares of our Common Stock outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue Common Stock were exercised or converted into Common Stock or resulted in the issuance of Common Stock that shared in the earnings of the entity. Diluted loss per share also utilize the treasury stock method which prescribes a theoretical buy-back of shares from the theoretical proceeds of all options and warrants outstanding during the period. Options and warrants outstanding to acquire shares of our Common Stock at March 31, 2020 and 2019 were 3,082,000 and 2,950,000, respectively.

For the three months ended March 31, 2020, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock in the form of stock options (“Common Stock Equivalents”), which in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended March 31, 2020, there were 3,082,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For the three months ended March 31, 2019, there were 2,950,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 9 – Significant Customers

Revenue for the three months ended March 31, 2020 and 2019 was $1.9 million and $2.3 million, respectively. Three third-party contract manufacturing customers accounted for 48.6% and 18% and 17.3%, respectively, of our revenue from continuing operations for the three months ended March 31, 2020. Three third-party contract manufacturing customers accounted for 45.7%, 23.9% and 12.3%, respectively, of our revenue from continuing operations for the three months ended March 31, 2019. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Four customers represented 49%, 18%, 12%, and 11% of our total trade receivable balances at March 31, 2020 and three customers represented 70%, 14% and 11% of our total trade receivable balances at December 31, 2019.

Note 10 – Subsequent Event

Settlement and Release of Escrow Receivable

On May 4, 2020, the final pending claim against the Company’s escrow account with Mylan was resolved and, as a consequence, the Escrow Agent released all funds from the escrow account to the Company on May 7, 2020, in the amount of $4.8 million.

Receipt of Loan under the Paycheck Protection Program

On May 3, 2020, the Company entered into a promissory note and agreement (the “Note”) with Wells Fargo, N.A. for an aggregate principal amount of $295,250 (the “Loan”), pursuant to the Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act.

The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. We did not provide any collateral or guarantees for the Loan, not did we pay any facility charge to obtain the Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited condensed financial statements and notes thereto as of and for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 26, 2020 (the “2019 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.

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

Such risks and uncertainties include, but are not limited to:

●	Our ability to successfully manage the demand, supply, and operational challenges associated with the effects of the novel coronavirus (COVID-19) pandemic and its effects on the global economy generally.

●	Our history of losses;

●	Our dependence on our largest manufacturing customers;

●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;

●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to secure additional capital, when needed, to support our product development and commercialization programs;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to protect our proprietary rights;

●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;

●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations; and

●	Our ability to attract, retain and motivate our key employees.

You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2019 Annual Report, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

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

Financial Condition and Results of Operations Results for the Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, net sales were $1.9 million as compared to $2.3 million for the three months ended March 31, 2019. The decrease in net sales from period to period was principally due to a decrease in contract manufacturing net sales as a result of the timing and demand of third-party customers.

Cost of sales for the three months ended March 31, 2020 were $1.5 million as compared to $1.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2020 and 2019, we realized a gross margin of 22.0% and 22.4%, respectively. The decrease of 0.4% in gross margin from the prior period is principally due to fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the three months ended March 31, 2020 was $170,000 as compared to $266,000 for the three months ended March 31, 2019. The decrease of $96,000 in sales and marketing expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was principally due to reduction of TK product launch costs that are no longer significant.

Administration expenses for the three months ended March 31, 2020 were $1 million as compared to $1.2 million for the three months ended March 31, 2019. The decrease of $0.2 million in administrative expenses for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was principally due to a decrease in professional fees.

Research and development costs during the three months ended March 31, 2020 were $59,000, as compared to $94,000 for the three months ended March 31, 2019. The decrease of $35,000 in research and development costs for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was principally due to the timing of product research expenses in the current period.

Interest and other income for the three months ended March 31, 2020 and 2019 was $3,000 and $31,000, respectively. The decrease in interest income for the three months ended March 31, 2020 as compared to March 31, 2019 was principally due to less interest earned on our investment account in the current period due to decline in the overall investment balance.

As a consequence of the effects of the above, the net loss for the three months ended March 31, 2020 was approximately $0.8 million, or ($0.07) per share, as compared to the net loss for the three months ended March 31, 2019 of $1.0 million, or ($0.09) per share.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of March 31, 2020 were $1.5 million as compared to $1.4 million at December 31, 2019. Our working capital was $8.4 million and $9.0 million as of March 31, 2020 and December 31, 2019, respectively. The increase of $0.1 million in our cash and cash equivalents and marketable debt securities balance for the three months ended March 31, 2020 was principally due to an increase in cash provided by operating activities.

General

We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months.

As described in Part I, Item 1, Note 10 “Subsequent Events,” on May 4, 2020, the final pending claim against the Company’s escrow account with Mylan was resolved and, as a consequence, the Escrow Agent released all funds from the escrow account to the Company on May 7, 2020, in the amount of $4.8 million.

In addition, to help ensure adequate liquidity in light of the uncertainties posed by the COVID-19 pandemic, on May 3, 2020, we entered into a promissory note and agreement (the “Note”) with Wells Fargo, N.A. for an aggregate principal amount of $295,250 (the “Loan”), pursuant to the Paycheck Protection Program under the recently enacted Coronavirus Aid, Relief, and Economic Security Act.

The Loan matures two years from the disbursement date and bears interest at a rate of 1.000% per annum, with the first six months of interest deferred. Principal and interest are payable monthly commencing six months after the disbursement date and may be prepaid by the Company at any time prior to maturity with no prepayment penalties. We did not provide any collateral or guarantees for the Loan, nor did we pay any facility charge to obtain the Loan.

Pursuant to the terms of the Note, all or a portion of the Loan may be forgiven to the extent the proceeds are used for payroll costs, including payments required to continue group health care benefits, and certain rent, utility, and mortgage interest expenses (collectively, “Qualifying Expenses”). The Company intends to the Loan for Qualifying Expenses. However, no assurance can be provided that the Company will obtain forgiveness of the Loan in whole or in part.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2019 Annual Report.

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

Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2019.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2020. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020.

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

Changes in Internal Control Over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

In the normal course of our business, we are named as a defendant in legal proceedings. It is our policy to vigorously defend litigation and/or enter into settlements of claims where management deems appropriate.

On November 12, 2019, an action was filed in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Supplements filed its Answer and Defenses to the Complaint. We intend to defend this matter vigorously.

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2019 Annual Report.

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

Date: May 12, 2020

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2020

