Form 10-Q
period 2020-06-30
ProPhase Labs, Inc.
filed 2020-08-11
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 11, 2020
Common Stock, $0.0005 par value	11,604,253

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of June 30, 2020 (unaudited) and December 31, 2019	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months and Six Months Ended June 30, 2020 and 2019 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the Three Months and Six Months Ended June 30, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23

Signatures		24

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,537	$434
Marketable debt securities, available for sale	3,339	926
Escrow receivable	-	4,812
Accounts receivable, net	1,930	2,010
Inventory	2,047	1,459
Prepaid expenses and other current assets	213	304
Assets held for sale	176	-
Total current assets	10,242	9,945

Property, plant and equipment, net of accumulated depreciation of $6,379 and $6,252, respectively	2,133	2,329
TOTAL ASSETS	$12,375	$12,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$844	$432
Accrued advertising and other allowances	112	92
Other current liabilities	439	409
Total current liabilities	1,395	933

Non-current liabilities:
Deferred revenue, net of current portion	86	110
Total non-current liabilities	86	110
Total liabilities	1,481	1,043

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,243,670 and 28,225,615 shares, respectively	14	14
Additional paid-in capital	60,611	60,215
Accumulated deficit	(2,245)	(1,506)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares	(47,490)	(47,490)
Accumulated comprehensive income (loss)	4	(2)
Total stockholders’ equity	10,894	11,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,375	$12,274

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

and Other Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30 2019
Net sales	$3,623	$1,651	$5,511	$3,969
Cost of sales	2,344	1,390	3,817	3,188
Gross profit	1,279	261	1,694	781

Operating expenses:
Sales and marketing	125	342	295	608
Administration	1,030	1,092	2,028	2,296
Research and development	65	95	124	189
Total operating expenses	1,220	1,529	2,447	3,093
Income (loss) from operations	59	(1,268)	(753)	(2,312)

Interest income, net	11	30	14	61
Net income (loss)	$70	$(1,238)	$(739)	$(2,251)

Other comprehensive income:
Unrealized gain (loss) on marketable debt securities	(5)	8	6	23
Total comprehensive income (loss)	$65	$(1,230)	$(733)	$(2,228)

Basic earnings (loss) per share:	$0.01	$(0.11)	$(0.06)	$(0.19)
Diluted earnings (loss) per share:	$0.01	$(0.11)	$(0.06)	$(0.19)

Weighted average common shares outstanding:
Basic	11,592	11,560	11,587	11,558
Diluted	11,618	11,560	11,587	11,558

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statement of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30, 2020
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of April 1, 2020	11,581,939	$14	$60,413	$(2,315)	$9	$(47,490)	$10,631

Unrealized loss on marketable debt securities, net of realized gains of $3, net of taxes	-	-	-	-	(5)	-	(5)

Stock-based compensation	9,709	-	198	-	-	-	198

Net income	-	-	-	70	-	-	70

Balance as of June 30, 2020	11,591,648	$14	$60,611	$(2,245)	$4	$(47,490)	$10,894

	For the Six Months Ended June 30, 2020
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (loss)	Treasury Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized gain on marketable debt securities, net of realized losses of $3, net of taxes	-	-	-	-	6	-	6

Stock-based compensation	18,055	-	396	-	-	-	396

Net loss	-	-	-	(739)	-	-	(739)

Balance as of June 30, 2020	11,591,648	$14	$60,611	$(2,245)	$4	$(47,490)	$10,894

	For the Three Months Ended June 30, 2019
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of April 1, 2019	11,556,685	$14	$59,667	$3,520	$(9)	$(47,490)	$15,702

Unrealized gain on marketable debt securities, net of realized losses of $1	-	-	-	-	8	-	8

Stock-based compensation	3,571	-	180	-	-	-	180

Net loss	-	-	-	(1,238)	-	-	(1,238)

Balance as of June 30, 2019	11,560,256	$14	$59,847	$2,282	$(1)	$(47,490)	$14,652

	For the Six Months Ended June 30, 2019
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Unrealized gain on marketable debt securities, net of realized losses of $4	-	-	-	-	23	-	23

Stock-based compensation	10,737	-	376	-	-	-	376

Net loss	-	-	-	(2,251)	-	-	(2,251)

Balance as of June 30, 2019	11,560,256	$14	$59,847	$2,282	$(1)	$(47,490)	$14,652

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Six Months Ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net loss	$(739)	$(2,251)
Adjustments to reconcile net loss to net cash provided by operating activities:
Realized loss on marketable debt securities	-	4
Depreciation and amortization	167	202
Lower of cost or net realizable value inventory adjustment	32	-
Stock-based compensation expense	396	376
Changes in operating assets and liabilities:
Accounts receivable	80	2,230
Escrow receivable	4,812	2
Inventory	(620)	(123)
Prepaid and other assets	91	193
Accounts payable and accrued expenses	412	43
Other liabilities	26	(200)
Net cash provided by operating activities	4,657	476

Cash flows from investing activities
Purchase of marketable securities	(3,436)	(1,298)
Proceeds from sale of marketable debt securities	1,029	3,319
Capital expenditures	(147)	(73)
Net cash (used in) provided by investing activities	(2,554)	1,948

Cash flows from financing activities
Payment of dividends	-	(2,929)
Proceeds from debt issuance	295	-
Repayment of debt	(295)	-
Net cash used in financing activities	-	(2,929)

Increase in cash and cash equivalents	2,103	(505)
Cash and cash equivalents, at the beginning of the period	434	1,554
Cash and cash equivalents, at the end of the period	$2,537	$1,049
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain, investments in marketable debt securities	$6	$23

See accompanying notes to condensed consolidated financial statements

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

Note 2 – Summary of Significant Accounting Policies

For the three and six months ended June 30, 2020 and 2019, our revenues have come principally from our OTC healthcare and dietary supplement contract manufacturing business and sales to retail customers of dietary supplement product.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive income (loss) and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2020 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare products and the sale of our dietary supplement products in the United States. In addition, we are engaged in marketing activities for our TK Supplements® product line of dietary supplements.

Our sales are influenced by and subject to (i) the timing of acceptance of our TK Supplements® products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines, although we did experience higher than normal net sales for the three months ended June 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

As a consequence of the timing of acceptance of our TK Supplements® products in the marketplace and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of June 30, 2020, we had working capital of approximately $8.8 million, including $3.3 million in marketable securities available for sale. We believe our current working capital at June 30, 2020 is at an acceptable and adequate level to support our business for at least the next twelve months after the date that the unaudited condensed consolidated financial statements are issued.

The COVID-19 pandemic has not had a material impact on our business to date, although we did experience higher than normal net sales for the three months ended June 30, 2020, primarily as a result of increased customer demand for OTC healthcare and cold remedy products as a result of the COVID-19 pandemic. Based on our current assessment, we do not expect the pandemic to have a material impact on our long-term liquidity. However, we will continue to monitor its impact on our operations. The extent to which the COVID-19 pandemic could impact our business and operations in the long term will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, the duration of the pandemic and the duration and extent of business disruptions caused by the pandemic, including as a result of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries in order to contain and treat the disease. The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition, which could affect the value of our common stock. In addition, a prolonged recession or market correction resulting from the spread of the coronavirus could affect the value of our common stock.

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

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these securities.

On May 3, 2020, the Company entered into a promissory note and agreement with Wells Fargo, N.A. for an aggregate principal amount of $295,250 (the “PPP Loan”), pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, which became effective in March 2020. On May 15, 2020, the Company returned the PPP Loan to Well Fargo, N.A. in light of its receipt of $4.8 million from the Mylan escrow account (see Note 7).

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). We initiated short term investments in marketable debt securities, which carry maturity dates between one and three years from date of purchase with interest rates of 1.875% - 4.00% during the first two quarters of Fiscal 2020. For the three months and six months ended June 30, 2020, we reported unrealized loss of $5,000 and an unrealized gain of $6,000, respectively. Unrealized gains and losses are classified as other comprehensive income (loss) and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of June 30, 2020
	Amortized	Unrealized	Fair
	Cost	Gains	Value
U.S. government obligations	$2,603	$3	$2,606
Corporate obligations	732	1	733
	$3,335	$4	$3,339

	As of December 31, 2019
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$125	$-	$125
Corporate obligations	803	(2)	801
	$928	$(2)	$926

We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At June 30, 2020 and June 30, 2019, the financial statements include non-cash adjustments to adjust inventory for excess, obsolete or short-dated shelf-life inventory by $32,000 and $0, respectively. The components of inventory are as follows (in thousands):

	June 30, 2020	December 31, 2019
Raw materials	$1,384	$1,024
Work in process	350	299
Finished goods	313	136
	$2,047	$1,459

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements – ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years. We have reviewed our property, plant and equipment for the six months ended June 30, 2020 and 2019 and concluded there were no impairments or changes in useful lives.

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and compliance with the regulatory requirements associated with the development of OTC consumer healthcare products, dietary supplements and other remedies in order to compete on a national level and/or international level.

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2020, our cash and cash equivalents balance was $2.5 million and our bank balance was $2.6 million. Of the total bank balance, $0.4 million was covered by federal depository insurance and $2.2 million was uninsured at June 30, 2020.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. As a consequence of an evaluation of our customer’s financial condition, payment patterns, balance due to us and other factors, we did not offset our account receivable with an allowance for bad debt at June 30, 2020 and December 31, 2019.

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

Marketable securities and assets held for sale are reflected in the consolidated financial statements at carrying value which approximates fair value. We account for our marketable securities at fair value, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The components of marketable debt securities are as follows (in thousands):

	As of June 30, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	-	$2,606	-	$2,606
Corporate obligations	-	733	-	733
	$-	$3,339	$-	$3,339

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$125	$-	$125
Corporate obligations	-	801	-	801
	$-	$926	$-	$926

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the six months ended June 30, 2020.

Revenue Recognition

We recognize revenue that represents the transfer of promised goods or services to customers at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. We recognize revenue when performance obligations with our customers have been satisfied. At contract inception, we evaluate the contract to determine if revenue should be recognized using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Performance Obligations

We generate sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers were $3.5 million and $0.1 million, respectively, for the three months ended June 30, 2020 and $1.5 million and $0.2 million, respectively, for the three months ended June 30, 2019. Net sales from contract manufacturing and retail customers were $5.2 million and $0.3 million, respectively, for the six months ended June 30, 2020 and $3.6 million and $0.4 million, respectively, for the six months ended June 30, 2019. Revenue from retailer customers is reduced for trade promotions, estimated sales returns and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We make estimates of potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The combined duties and responsibilities within each contract are considered one single performance obligation as these items would not be separately identifiable from each other promise in the contract and we provide a significant service of integrating the duties with other promises in the contracts.

Transaction Price

The transaction price is fixed based upon either (i) the terms of a combined Master Agreement and each related purchase order, or (ii) if there is no Master Agreement, the price per the individual purchase order received from each customer. The customers are invoiced at an agreed upon contractual price for each unit ordered and delivered by the Company and the research and development (“R&D”) services are recognized at the time the performance is completed.

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

Accrued advertising and other allowances from continuing operations as of June 30, 2020 included (i) $53,000 for estimated returns which is reported as a liability and (ii) $43,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of June 30, 2020 included (i) $131,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $69,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2019, accrued advertising and other allowances from continuing operations included (i) $37,000 for estimated returns which is reported as a liability and (ii) $92,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of December 31, 2019 included (i) $132,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

As of June 30, 2020, we have deferred revenue of $221,115 in relation to R&D stability and release testing programs. As of December 31, 2019, deferred revenue was $214,000. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue expected by recognition period (in thousands):

	Deferred Revenue
	June 30, 2020	December 31, 2019
Recognition Period
0-12 Months	$135	$104
13-24 Months	32	49
Over 24 Months	54	61
Total	$221	$214

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the Three Months Ended		For the Six Months Ended
Revenue by Customer Type	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Contract manufacturing	$3,472	$1,452	$5,195	$3,576
Retail and others	151	199	316	393
Total revenue	$3,623	$1,651	$5,511	$3,969

Sales Tax Exclusion from the Transaction Price

We exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction and collected by the Company from the customer.

Shipping and Handling Activities

We account for shipping and handling activities that we perform as activities to fulfill the promise to transfer the goods.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred from continuing operations for the three months ended June 30, 2020 and 2019 were $49,000 and $55,000, respectively. Advertising and incentive promotion expenses incurred from continuing operations for the six months ended June 30, 2020 and 2019 were $96,000 and $82,000, respectively.

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

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than ten years from the date granted. For the three months ended June 30, 2020 and 2019, we charged to operations $198,000 and $180,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended June 30, 2020 and 2019 from continuing operations were $65,000 and $95,000, respectively. R&D costs incurred for the six months ended June 30, 2020 and 2019 from continuing operations were $124,000 and $189,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

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

As a result of our historical losses from continuing operations, we have recorded a full valuation allowance against a net deferred tax asset. Additionally, we have not recorded a liability for unrecognized tax benefit.

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

Note 3 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	June 30, 2020	December 31, 2019	Estimated Useful Life
Land	$352	$504
Building improvements	3,107	3,113	10-39 years
Machinery	4,384	4,285	3-7 years
Computer equipment	462	472	3-5 years
Furniture and fixtures	207	207	5 years
	8,512	8,581
Less: accumulated depreciation	(6,379)	(6,251)
Total property, plant and equipment, net	$2,133	$2,329

Depreciation expense incurred for the six months ended June 30, 2020 and 2019 was $167,000 and $202,000, respectively. During the six months ended June 30, 2020, we wrote off fully depreciated assets and accumulated depreciation totaling $38,000.

On June 27, 2020, we initiated negotiations to sell our Doylestown property. As a result the Doylestown building and land were classified as assets held for sale on our condensed consolidated balance sheet at June 30, 2020. We reported the assets held for sale at the lower of the carrying amount or fair value, less estimated costs to sell. On July 10, 2020, we entered into a Purchase and Sale Agreement to sell our Doylestown property.

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2020 and December 31, 2019, no shares of preferred stock have been issued.

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

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of common stock that may be issued under the 2010 Directors’ Plan is equal to 675,000 shares.

During the three and six months ended June 30, 2020, 9,709 and 18,055 shares of common stock, respectively were granted to our directors under the 2010 Directors’ Plan. We recorded $34,875 of director fees during the six months ended June 30, 2020 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of common stock for the last five trading days of the quarter in which the Board fee was earned.

During the three and six months ended June 30, 2019, 6,571 and 10,737 shares of common stock, respectively were granted to our directors under the 2010 Directors’ Plan. We recorded $33,750 of director fees during the six months ended June 30, 2019 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of common stock for the last five trading days of the quarter in which the Board fee was earned.

At June 30, 2020, there were 340,731 shares of common stock that may be issued pursuant to the terms of the 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of common stock that may be issued under the 2010 Plan is 3.9 million shares.

No options were granted under the 2010 Plan for the three and six months ended June 30, 2020 and 2019. In addition, no stock options were exercised during the three and six months ended June 30, 2020 and 2019.

As of June 30, 2020, there were 782,000 options outstanding and 528,659 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $300,000 of share-based compensation expense over a weighted average period of 1.6 years.

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

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to Company’s stockholders. We will recognize approximately $318,000 of share-based compensation expense over a weighted average period of 0.7 years.

The following table summarizes stock options activity during the three months ended June 30, 2020 for both the 2010 Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2020	3,082	$1.67	3.7	$1,085
Granted	-	-	-	-
Forfeited/expired	-	-	-	-
Outstanding as of June 30, 2020	3,082	$1.67	3.2	$-
Options vested and exercisable	2,190	$1.60	2.9	$-

Note 5 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three and six months ended June 30, 2020 were $17,000 and $33,000, respectively, and for the three and six months ended June 30, 2019 were $21,000 and $42,000, respectively.

Note 6 – Other Current Liabilities

The following table sets forth the components of other current liabilities at June 30, 2020 and December 31, 2019, respectively, (in thousands):

	June 30, 2020	December 31, 2019
Accrued expenses	$158	$218
Accrued benefits	40	25
Accrued payroll	94	57
Accrued vacation	11	5
Sales tax payable	1	-
Deferred revenue	135	104
Total other current liabilities	$439	$409

Note 7– Commitments and Contingencies

Escrow Receivable

We had indemnification obligations to Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) under the asset purchase agreement pursuant to which we sold the Cold-EEZE® business to Mylan in 2017, that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breach by us of our representations, warranties, covenants or agreements contained in the asset purchase agreement, or arising from the Retained Liabilities (as such term is defined in the asset purchase agreement) or as a result of certain third party claims specified in the asset purchase agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the asset purchase agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (i.e., the purchase price).

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

The terms of the Escrow Agreement provide that if, as of September 29, 2018, there were funds remaining in the escrow account, then the escrow account would be reduced by the difference, if a positive number, of (i) $2.5 million minus (ii) the aggregate amount of all escrow claims asserted by Mylan prior to this date that had either been paid out of the escrow account or were pending as of such date, and, within two business days of such date, the Escrow Agent would disburse such difference, if a positive number, to us. In addition, within two business days of March 29, 2019, the Escrow Agent was required to release any funds remaining in the escrow account to us minus any amounts being reserved for escrow claims asserted by Mylan prior to such date. Upon the resolution of any pending escrow claims, the Escrow Agent would then, within two business days of receipt of joint instructions or a final order from a court (as described in the Escrow Agreement) disburse such reserved amount to the parties entitled to such funds. As described below, in August 2018, Mylan asserted an indemnification claim against us. Accordingly, the distributions were not released to us on September 29, 2018 or March 29, 2019.

On May 31, 2018, we received notice of a claim for $800,000 in losses against the escrow amount. We resolved this claim pursuant to a settlement agreement, effective October 16, 2018, pursuant to which $160,000 of the funds held in escrow were released to Mylan. This expense is reflected in discontinued operations in the third quarter of 2018.

On August 2, 2018, we received notice of an indemnification claim from Mylan in relation to certain product advertising claims brought against Mylan related to certain Cold-EEZE® products. Pursuant to the terms of the asset purchase agreement, we elected to assume the defense of these claims on behalf of Mylan, which we disputed and vigorously contested. Although we believed these claims were without merit, we negotiated a settlement with the plaintiffs.

On May 4, 2020, the final pending claim against the Company’s escrow account with Mylan was resolved and, as a result, the Escrow Agent released all funds from the escrow account to the Company on May 7, 2020, in the amount of $4.8 million.

Manufacturing Agreement

In connection with the asset purchase agreement, the Company and its wholly-owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Future Obligations:

We have estimated future minimum obligations for an executive’s employment agreement over the next five years, including the remainder of Fiscal 2020, as follows (in thousands):

Employment
Contracts
2020	$63
2021	595
2022	675
2023	675
2024	675
Total	$2,683

Other Litigation

On November 12, 2019, an action was filed in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class action claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Sub filed its Answer and Defenses to the Complaint. We intend to defend this matter vigorously.

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlements where management deems it appropriate.

Note 8 – Earnings (Loss) Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock (“Common Stock Equivalents”) that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period. Since there are options outstanding, fluctuations in the actual market price can have a variety of results for each period presented. Options outstanding to acquire shares of our common stock at June 30, 2020 and 2019 were 3,082,000 and 2,950,000, respectively.

For the six months ended June 30, 2020, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock Equivalents, which in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended June 30, 2020, there were 2,307,000 Common Stock Equivalents that were in the money that were included in the fully diluted earnings per share computation. For the three and six months ended June 30, 2019, there were 2,950,000 potential dilutive Common Stock Equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 9 – Significant Customers

Revenue for the three months ended June 30, 2020 and 2019 was $3.6 million and $1.7 million, respectively. Three third-party contract manufacturing customers accounted for 58.7%, 16.6% and 12.2%, respectively, of our revenue for the three months ended June 30, 2020. Two third-party contract manufacturing customers accounted for 67.2% and 21.1%, respectively, of our revenue for the three months ended June 30, 2019. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

Revenue for the six months ended June 30, 2020 and 2019 was $5.5 million and $4.0 million, respectively. Two third-party contract manufacturing customers accounted for 55.2% and 17.1%, respectively, of our revenue for the six months ended June 30, 2020. Two third-party contract manufacturing customers accounted for 54.8% and 22.8%, respectively, of our revenue for the three months ended June 30, 2019. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Two customers represented 72.4% and 12.8% of our total trade receivable balances at June 30, 2020 and three customers represented 70%, 14% and 11% of our total trade receivable balances at December 31, 2019.

Note 10 – Subsequent Events

On June 25, 2020, we initiated negotiations to sell our Doylestown property. As a result the Doylestown building and land were classified as assets held for sale on our condensed consolidated balance sheet at June 30, 2020. We reported the assets held for sale at the lower of the carrying amount or fair value, less estimated costs to sell. On July 10, 2020, we entered into a Purchase and Sale Agreement (“PSA’) to sell our Doylestown property.

On July 24, 2020, the Company loaned $750,000 to an unrelated third party pursuant to a secured promissory note agreement. The promissory note bears interest at a rate of 15% per annum and is due September 21, 2020. In addition, on July 29, 2020, the Company loaned an additional $250,000 to the same unrelated third party pursuant to a secured promissory note agreement. The promissory note bears interest at a rate of 15% per annum and is due September 29, 2020. Mr. Karkus, the Company’s Chairman and Chief Executive Officer, and Dr. Gleckel, a director, each hold less than 1% of the issued and outstanding shares of the parent company of the borrower, which interests were acquired well before discussions began with respect to these transactions. Prior to entering into these transactions, the ownership interests of Mr. Karkus and Dr. Gleckel were disclosed to the Board, and the disinterested directors unanimously approved these transactions.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements relate to future events or our future financial performance. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. This Quarterly Report may also contain forward-looking statements attributable to third parties relating to their estimates regarding the growth of our markets.

You are cautioned that forward-looking statements are not guarantees of performance and are subject to known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, achievements or prospects to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements. Many of these factors are beyond our ability to predict.

Such risks and uncertainties include, but are not limited to:

●	Our ability to successfully manage the demand, supply, and operational challenges associated with the effects of the COVID-19 pandemic and its effects on the global economy generally.

●	Our history of losses;

●	Our dependence on our largest manufacturing customers;

●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;

●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to secure additional capital, when needed, to support our product development and commercialization programs;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to protect our proprietary rights;

●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;

●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations; and

●	Our ability to attract, retain and motivate our key employees.

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

Financial Condition and Results of Operations Results for the Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

For the three months ended June 30, 2020, net sales were $3.6 million as compared to $1.7 million for the three months ended June 30, 2019. The increase in net sales from period to period was principally due to an increase in contract manufacturing net sales as a result of the timing and demand of third-party customers. We experienced higher than normal net sales for the three months ended June 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

Cost of sales for the three months ended June 30, 2020 were $2.3 million as compared to $1.4 million for the three months ended June 30, 2019. For the three months ended June 30, 2020 and 2019, we realized a gross margin of 35.3% and 15.8%, respectively. The increase of 19.5% in gross margin from the prior period is principally due to fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the three months ended June 30, 2020 was $125,000 as compared to $342,000 for the three months ended June 30, 2019. The decrease of $217,000 in sales and marketing expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was principally related to a reduction in marketing expenses associated with our digital media business, which has since been terminated.

Administration expenses for the three months ended June 30, 2020 were $1 million as compared to $1.1 million for the three months ended June 30, 2019. The decrease of $62,000 in administrative expenses for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was principally due to a decrease in professional fees.

Research and development costs during the three months ended June 30, 2020 were $65,000 as compared to $95,000 for the three months ended June 30, 2019. The decrease of $30,000 in research and development costs for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was principally due to the timing of product research expenses.

Interest and other income for the three months ended June 30, 2020 and 2019 was $11,000 and $30,000, respectively. The decrease in interest income for the three months ended June 30, 2020 as compared to June 30, 2019 was principally due to a lower average balance in our investment account.

For the reasons described above, net income for the three months ended June 30, 2020 was approximately $70,000, or $0.01 per share, as compared to the net loss for the three months ended June 30, 2019 of $1.2 million, or ($0.11) per share.

Financial Condition and Results of Operations Results for the Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, net sales were $5.5 million as compared to $4.0 million for the six months ended June 30, 2019. The increase in net sales from period to period was principally due to an increase in contract manufacturing net sales as a result of the timing and demand of third-party customers. We experienced higher than normal net sales for the three months ended June 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

Cost of sales for the six months ended June 30, 2020 were $3.8 million as compared to $3.2 million for the six months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, we realized a gross margin of 30.7% and 19.7%, respectively. The increase of 11% in gross margin from the prior period is principally due to fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the six months ended June 30, 2020 was $295,000 as compared to $608,000 for the six months ended June 30, 2019. The decrease of $313,000 in sales and marketing expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was principally related to a reduction in marketing expenses associated with our digital media business, which has since been terminated.

Administration expenses for the six months ended June 30, 2020 were $2 million as compared to $2.3 million for the six months ended June 30, 2019. The decrease of $268,000 in administrative expenses for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was principally due to a decrease in professional fees.

Research and development costs during the six months ended June 30, 2020 were $124,000 as compared to $189,000 for the six months ended June 30, 2019. The decrease of $65,000 in research and development costs for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was principally due to the timing of product research expenses.

Interest and other income for the six months ended June 30, 2020 and 2019 was $14,000 and $61,000, respectively. The decrease in interest income for the six months ended June 30, 2020 as compared to June 30, 2019 was principally due to a lower average balance in our investment account.

For the reasons described, net loss for the six months ended June 30, 2020 was approximately $0.7 million, or ($0.06) per share, as compared to the net loss for the six months ended June 30, 2019 of $2.2 million, or ($0.19) per share.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of June 30, 2020 was $5.9 million as compared to $1.4 million at December 31, 2019. Our working capital was $8.8 million and $9.0 million as of June 30, 2020 and December 31, 2019, respectively. The increase of $4.5 million in our cash and cash equivalents and marketable debt securities balance for the six months ended June 30, 2020 was principally due to an increase in cash provided by operating activities and the $4.8 million released to us from the escrow account with Mylan.

General

We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months after the date that the unaudited condensed consolidated financial statements are issued.

On May 3, 2020, we entered into a promissory note and agreement with Wells Fargo, N.A. for an aggregate principal amount of $295,250 (the “PPP Loan”), pursuant to the Paycheck Protection Program established by the Coronavirus Aid, Relief, and Economic Security Act, which became effective in May 2020. On May 15, 2020, the Company returned the PPP Loan to Well Fargo, N.A. in light of its receipt of $4.8 million from the Mylan escrow account

The COVID-19 pandemic has not had a material impact on our business to date, although we did experience higher than normal net sales for the three months ended June 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic. Based on our current assessment, we do not expect the pandemic to have a material impact on our long-term liquidity. However, we will continue to monitor its impact on our operations. The extent to which the COVID-19 pandemic could impact our business and operations in the long-term will depend on future developments that are highly uncertain and cannot be predicted with confidence at this time, such as the duration of the pandemic and the duration and extent of business disruptions caused by the pandemic, including as a result of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries in order to contain and treat the disease. The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our operating results, our ability to raise capital needed to develop and commercialize products and our overall financial condition, which could affect the value of our common stock.

Management is not aware of any other trends, events or uncertainties that have had or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net sales or income from operations. Any challenge to our patent or trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is generally subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year.

To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock to finance plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of the COVID-19 pandemic, may have an adverse impact on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2020. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020.

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

Part II. Other Information

Item 1. Legal Proceedings.

On November 12, 2019, an action was filed in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class action claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Sub filed its Answer and Defenses to the Complaint. We intend to defend this matter vigorously.

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.

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

Date: August 11, 2020

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: August 11, 2020

