Form 10-Q
period 2020-09-30
ProPhase Labs, Inc.
filed 2020-11-19
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registration was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company, See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 19, 2020
Common Stock, $0.0005 par value	11,604,253

ProPhase Labs, Inc. and Subsidiaries

TABLE OF CONTENTS

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of September 30, 2020 (unaudited) and December 31, 2019	3

	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2020 and 2019 (unaudited)	4

	Condensed Consolidated Statements of Stockholders’ Equity for the Three Months and Nine Months Ended September 30, 2020 and 2019 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	35

Signatures		36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$10,860	$434
Marketable debt securities, available for sale	1,403	926
Escrow receivable	-	4,812
Accounts receivable, net	2,999	2,010
Inventory	2,138	1,459
Prepaid expenses and other current assets	334	304
Assets held for sale	176	-
Total current assets	17,910	9,945

Property, plant and equipment, net of accumulated depreciation of $4,899 and $6,252, respectively	2,123	2,329
Secured promissory note receivable	3,000	-
TOTAL ASSETS	$23,033	$12,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$836	$432
Accrued advertising and other allowances	411	92
Other current liabilities	898	409
Total current liabilities	2,145	933

Non-current liabilities:
Deferred revenue, net of current portion	137	110
Unsecured convertible promissory notes, net	9,990	-
Total non-current liabilities	10,127	110
Total liabilities	12,272	1,043

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,256,275 and 28,225,615 shares, respectively	14	14
Additional paid-in capital	60,894	60,215
Accumulated deficit	(2,653)	(1,506)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares, respectively	(47,490)	(47,490)
Accumulated comprehensive loss	(4)	(2)
Total stockholders’ equity	10,761	11,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,033	$12,274

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net sales	$3,840	$2,766	$9,351	$6,735
Cost of sales	2,798	1,932	6,615	5,120
Gross profit	1,042	834	2,736	1,615

Operating expenses:
Sales and marketing	253	302	548	910
Administration	1,299	936	3,327	3,232
Research and development	57	57	181	246
Total operating expenses	1,609	1,295	4,056	4,388
Loss from operations	(567)	(461)	(1,320)	(2,773)

Interest income, net	39	33	53	94
Other expenses	(41)	-	(41)	-
Loss from continuing operations	(569)	(428)	(1,308)	(2,679)

Discontinued Operations:
Income from discontinued operations	161	-	161	-
Income from discontinued operations	161	-	161	-
Net loss	$(408)	$(428)	$(1,147)	$(2,679)

Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(8)	(5)	(2)	18
Total comprehensive loss	$(416)	$(433)	$(1,149)	$(2,661)

Basic and diluted earnings (loss) per share:
loss from continuing operations	$(0.05)	$(0.04)	$(0.11)	$(0.23)
Income from discontinued operations	0.01	-	0.01	-
Net loss per share	$(0.04)	$(0.04)	$(0.10)	$(0.23)

Weighted average common shares outstanding:
Basic and diluted	11,604	11,565	11,593	11,561

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30, 2020
	Common Stock
	Shares Outstanding,
	Net of Shares of		Additional		Accumulated
	Treasury	Par	Paid in	Accumulated	Comprehensive	Treasury
	Stock	Value	Capital	Deficit	Income (Loss)	Stock	Total
Balance as of July 1, 2020	11,591,648	$14	$60,611	$(2,245)	$4	$(47,490)	$10,894

Unrealized loss on marketable debt securities, net of realized gains of $2, net of taxes	-	-	-	-	(8)	-	(8)

Stock-based compensation	12,605	-	283	-	-	-	283

Net income	-	-	-	(408)	-	-	(408)

Balance as of September 30, 2020	11,604,253	$14	$60,894	$(2,653)	$(4)	$(47,490)	$10,761

	For the Nine Months Ended September 30, 2020
	Common Stock
	Shares Outstanding,
	Net of Shares of		Additional		Accumulated
	Treasury	Par	Paid in	Accumulated	Comprehensive	Treasury
	Stock	Value	Capital	Deficit	Income (loss)	Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized loss on marketable debt securities, net of realized losses of $4, net of taxes	-	-	-	-	(2)	-	(2)

Stock-based compensation	30,660	-	679	-	-	-	679

Net loss	-	-	-	(1,147)	-	-	(1,147)

Balance as of September 30, 2020	11,604,253	$14	$60,894	$(2,653)	$(4)	$(47,490)	$10,761

	For the Three Months Ended September 30, 2019
	Common Stock
	Shares Outstanding,
	Net of Shares of		Additional		Accumulated
	Treasury	Par	Paid in	Retained	Comprehensive	Treasury
	Stock	Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of July 1, 2019	11,560,256	$14	$59,847	$2,282	$(1)	$(47,490)	$14,652

Unrealized loss on marketable debt securities, net of realized losses of $1, net of taxes	-	-	-	-	(5)	-	(5)

Stock-based compensation	4,727	-	180	-	-	-	180

Net loss	-	-	-	(428)	-	-	(428)

Balance as of September 30, 2019	11,564,983	$14	$60,027	$1,854	$(6)	$(47,490)	$14,399

	For the Nine Months Ended September 30, 2019
	Common Stock
	Shares Outstanding,
	Net of Shares of		Additional		Accumulated
	Treasury	Par	Paid in	Retained	Comprehensive	Treasury
	Stock	Value	Capital	Earnings	Income (Loss)	Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Unrealized gain on marketable debt securities, net of realized losses of $9, net of taxes	-	-	-	-	18	-	18

Stock-based compensation	15,464	-	556	-	-	-	556

Net loss	-	-	-	(2,679)	-	-	(2,679)

Balance as of September 30, 2019	11,564,983	$14	$60,027	$1,854	$(6)	$(47,490)	$14,399

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities
Net loss	$(1,147)	$(2,679)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized gain (loss) on marketable debt securities	(2)	4
Depreciation and amortization	253	302
Lower of cost or net realizable value inventory adjustment	17	-
Stock-based compensation expense	679	556
Changes in operating assets and liabilities:
Accounts receivable	(1,015)	1,485
Escrow receivable	4,812	2
Inventory	(696)	17
Prepaid and other assets	(30)	2
Accounts payable and accrued expenses	470	170
Other liabilities	835	(272)
Net cash provided by (used in) operating activities	4,176	(413)

Cash flows from investing activities
Issuance of secured promissory note receivable	(2,974)	-
Purchase of marketable securities	(4,317)	(1,398)
Proceeds from sale of marketable debt securities	3,839	4,339
Capital expenditures	(222)	(185)
Net cash (used in) provided by investing activities	(3,674)	2,756

Cash flows from financing activities
Payment of dividends	-	(2,929)
Payment of issuance costs in connection with ATM	(66)	-
Issuance costs on unsecured convertible promissory notes	(10)	-
Proceeds from unsecured convertible promissory notes	10,000	-
Net cash provided by (used in) financing activities	9,924	(2,929)

Increase (decrease) in cash and cash equivalents	10,426	(586)
Cash and cash equivalents, at the beginning of the period	434	1,554
Cash and cash equivalents, at the end of the period	$10,860	$968

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss), investments in marketable debt securities	$(2)	$18

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“we”, “us” or the “Company”) was initially organized as a corporation in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. We are a diversified medical science and technology company with deep experience with OTC consumer healthcare products and dietary supplements. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. We are also developing ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”) to offer COVID-19 and other Respiratory Pathogen Panel (RPP) Molecular tests.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly-owned subsidiary, ProPhase Diagnostics, which was formed on October 9, 2020 and is the owner of our recently acquired Clinical Laboratory Improvement Amendments (CLIA) accredited laboratory, intends to offer a variety of important medical tests, including COVID-19 and Respiratory Pathogen Panel (RPP) Molecular tests (see Note 12).

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

Note 2 – Summary of Significant Accounting Policies

For the three and nine months ended September 30, 2020 and 2019, our revenues have come principally from our OTC healthcare and dietary supplement contract manufacturing business and sales to retail customers of dietary supplement products.

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the nine months ended September 30, 2020 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Product Innovation, Seasonality of the Business and Liquidity

Our net sales are derived principally from our contract manufacturing of OTC healthcare products and the sale of our dietary supplement products in the United States. In addition, we are engaged in marketing activities for our TK Supplements® product line of dietary supplements.

Our sales are influenced by and subject to (i) the timing of new TK Supplements® retail distribution into the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines, although we did experience higher than normal net sales for the three and nine months ended September 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

As a consequence of the varied timing of new TK Supplements® retail distribution into the marketplace and the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter. As of September 30, 2020, we had working capital of approximately $15.8 million, including $1.4 million in marketable securities available for sale. We believe our current working capital at September 30, 2020 is at an acceptable and adequate level to support our business for at least the next twelve months after the date that the unaudited condensed consolidated financial statements are issued.

The COVID-19 pandemic has not had a material impact on our business to date, although we did experience higher than normal net sales for the three and nine months ended September 30, 2020, primarily as a result of increased customer demand for OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

On October 23, 2020, we acquired a Clinical Laboratory Improvement Amendments (CLIA) accredited laboratory that offers a variety of important medical tests, including, among others, COVID-19 diagnostic tests. While we expect revenues to increase as result of our new business line, we will need to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 testing will be successful and that we will be able to generate a profit.

The ultimate impact of COVID-19 on our business will depend on many factors beyond our knowledge or control, including the duration and severity of the outbreak, the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, and the extent of business disruptions caused by the pandemic, including as a result of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries in order to contain and treat the virus. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer diagnostic testing services. For these reasons, we are unable to estimate the extent to which COVID-19 will negatively impact our financial results or liquidity.

The COVID-19 pandemic has also had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to operate our business. In addition, a prolonged recession or market correction resulting from the spread of the coronavirus could affect the value of our common stock.

September 2020 Notes

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors. We intend to use the proceeds from the September 2020 Notes for working capital and general corporate purposes, which may include capital expenditures, product development and commercialization expenditures, and acquisitions of companies, businesses, technologies and products.

ATM Facility

On September 23, 2020 we entered into an at-the-market (“ATM”) equity offering sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”), under which we may, from time to time, offer and sell shares of our common stock through A.G.P., as sales agent, subject to the terms and conditions of the ATM Sales Agreement. We will pay A.G.P. a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of any shares under the ATM Sales Agreement. Pursuant to the terms of the ATM Sales Agreement, we reimbursed A.G.P. for certain out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with establishing the ATM facility and have provided A.G.P. with customary indemnification rights. As of the date of this report, we have not sold any shares under the ATM facility.

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

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). We initiated short term investments in marketable debt securities, which carry maturity dates between one and three years from date of purchase with interest rates of 0.94% - 3.35% during the first three quarters of Fiscal 2020. For the three months and nine months ended September 30, 2020, we reported unrealized losses of $8,000 and $2,000, respectively. Unrealized gains and losses are classified as other comprehensive loss and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of September 30, 2020
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$778	$(3)	$775
Corporate obligations	629	(1)	628
	$1,407	$(4)	$1,403

	As of December 31, 2019
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$125	$-	$125
Corporate obligations	803	(2)	801
	$928	$(2)	$926

We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

Inventory

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are then established. At September 30, 2020 and December 31, 2019, the financial statements include non-cash adjustments to adjust inventory for excess, obsolete or short-dated shelf-life inventory by $17,000 and $168,000, respectively. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Raw materials	$1,514	$1,024
Work in process	381	299
Finished goods	243	136
	$2,138	$1,459

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements – ten to thirty-nine years; machinery and equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years. We did not identify any indicators of our property, plant and equipment for the nine months ended September 30, 2020 and 2019 and concluded there were no impairments or changes in useful lives.

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to generate revenue from our manufacturing operations, dietary supplement business and diagnostic lab testing services.

Our manufacturing operations and dietary supplement business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. The manufacturing and distribution of OTC healthcare and dietary supplement products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable securities, notes receivable and trade accounts receivable. Our marketable securities are fixed income investments that are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2020, our cash and cash equivalents balance was $10.9 million and our bank balance was $10.9 million. Of the total bank balance, $432,000 was covered by federal depository insurance and $10.5 million was uninsured at September 30, 2020.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include consumer products companies and large national chain, regional, specialty and local retail stores. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Based on our evaluation of our customer’s financial condition, payment patterns, balances due to us and other factors, we did not offset our account receivable with an allowance for bad debt at September 30, 2020 and December 31, 2019. We also assess our note holder’s (see Note 11) financial condition, balances due to us and other factors, and based on this assessment, we did not offset our note receivable with an allowance for bad debt at September 30, 2020.

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

Marketable securities and assets held for sale are reflected in the consolidated financial statements at carrying value which approximates fair value. We account for our marketable securities at fair value, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The components of marketable debt securities are as follows (in thousands):

	As of September 30, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$775	$-	$775
Corporate obligations	-	628	-	628
	$-	$1,403	$-	$1,403

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$125	$-	$125
Corporate obligations	-	801	-	801
	$-	$926	$-	$926

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the nine months ended September 30, 2020.

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

Performance Obligations

We have historically generated sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Net sales from contract manufacturing and retail customers were $3.6 million and $0.2 million, respectively, for the three months ended September 30, 2020 and $2.5 million and $0.2 million, respectively, for the three months ended September 30, 2019. Net sales from contract manufacturing and retail customers were $8.8 million and $0.5 million, respectively, for the nine months ended September 30, 2020 and $6.1 million and $0.6 million, respectively, for the nine months ended September 30, 2019. Revenue from retailer customers is reduced for trade promotions, estimated sales returns and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We estimate potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The combined duties and responsibilities within each contract are considered one single performance obligation as these items would not be separately identifiable from each other in the contract and we provide a significant service of integrating the duties with other promises in the contracts.

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

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to our contract manufacturing and sales to retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped.

We do not accept returns from our contract manufacturing customers. Our return policy for retailer customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time within which products must be returned. All requests for product returns must be submitted to us for pre-approval. The main components of our returns policy are: (i) we will accept returns that are due to damaged product that is un-saleable and such return request activity falls within an acceptable range, (ii) we will accept returns for products that have reached or exceeded designated expiration dates and (iii) we will accept returns in the event that we discontinue a product provided that the customer will have the right to return only such items that it purchased directly from us. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests for only products in their intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed or to be owed and in the case of discontinued product only, also by way of an exchange. We do not have any significant product exchange history.

We continue to recognize revenue from contract manufacturing and retail customers at a point in time as we have an enforceable right to payment for goods as products are shipped to customers.

Accrued advertising and other allowances from continuing operations as of September 30, 2020 included (i) $272,000 for estimated returns and allowance which is reported as a liability and (ii) $397,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of September 30, 2020 included (i) $26,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $14,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2019, accrued advertising and other allowances from continuing operations included (i) $37,000 for estimated returns which is reported as a liability and (ii) $92,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of December 31, 2019 included (i) $132,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

During the three months ended September 30, 2020, we experienced a reduction in the estimate for returns and cooperative and incentive allowance costs in the amount of $161,000 which was recognized as income from discontinued operations associated with the sale of the Cold-EEZE® Business.

As of September 30, 2020, we have deferred revenue of $319,000 in relation to R&D stability and release testing programs. As of December 31, 2019, deferred revenue was $214,000. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance for implementation, maintenance and other services, as well as initial subscription fees. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue expected by recognition period (in thousands):

	Deferred Revenue
	September 30, 2020	December 31, 2019
Recognition Period
0-12 Months	$182	$104
13-24 Months	56	49
Over 24 Months	81	61
Total	$319	$214

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into two categories: contract manufacturing and retail customers. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the Three Months Ended		For the Nine Months Ended
Revenue by Customer Type	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Contract manufacturing	$3,630	$2,517	$8,825	$6,093
Retail and others	210	249	526	642
Total revenue	$3,840	$2,766	$9,351	$6,735

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred from continuing operations for the three months ended September 30, 2020 and 2019 were $451,000 and $270,000, respectively. Advertising and incentive promotion expenses incurred from continuing operations for the nine months ended September 30, 2020 and 2019 were $547,000 and $352,000, respectively.

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

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans (see Note 4). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted. For the three months ended September 30, 2020 and 2019, we charged to operations $267,000 and $180,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned. For the nine months ended September 30, 2020 and 2019, we charged to operations $663,000 and $556,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended September 30, 2020 and 2019 from continuing operations were $57,000 and $57,000, respectively. R&D costs incurred for the nine months ended September 30, 2020 and 2019 from continuing operations were $181,000 and $246,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and other remedies.

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

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The Company is currently assessing the impact of the adoption of this standard on its financial statements.

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

Note 3 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	September 30,	December 31,	Estimated Useful
	2020	2019	Life
Land	$352	$504
Building improvements	1,729	3,113	10-39 years
Machinery	4,416	4,285	3-7 years
Computer equipment	462	472	3-5 years
Furniture and fixtures	63	207	5 years
	7,022	8,581
Less: accumulated depreciation	(4,899)	(6,251)
Total property, plant and equipment, net	$2,123	$2,329

Depreciation expense incurred for the nine months ended September 30, 2020 and 2019 was $253,000 and $302,000, respectively. During the nine months ended September 30, 2020, we wrote off fully depreciated assets and accumulated depreciation totaling $38,000.

On July 10, 2020, we entered into an Agreement of Sale and Purchase (the “Sale Agreement”) with Lenape Valley Foundation (the “Purchaser”), pursuant to which we agreed to sell our corporate headquarters building located in Doylestown, Pennsylvania to the Purchaser for $2.2 million, with $50,000 placed into an interest-bearing escrow account at the time of signing, and the remainder payable to the Company in cash by wire transfer at the closing of the transaction. The closing of the transaction was subject to the Purchaser’s due diligence investigation and other customary closing conditions. The Sale Agreement contains customary representations, warranties, and covenants by, among, and for the benefit of the parties.

As a result of this pending sale, the Doylestown building and land were classified as assets held for sale on our condensed consolidated balance sheet at September 30, 2020. We reported the assets held for sale at the lower of the carrying amount, less estimated costs to sell. On November 13, 2020, we closed on this sale of our corporate headquarters (see Note 12).

Note 4 – Transactions Affecting Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2020 and December 31, 2019, no shares of preferred stock have been issued.

Common Stock Dividend

On December 24, 2018, our board of directors declared a special cash dividend of $0.25 per share on the Company’s common stock resulting in $2.9 million payable on January 24, 2019 to holders of record of the Company’s common stock on January 10, 2019. On January 24, 2019, the Company paid an aggregate of $2.9 million to the Company’s stockholders entitled to receive such dividend.

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

During the three and nine months ended September 30, 2020, 212,605 and 230,660 shares of common stock and options, respectively, were granted to our directors under the 2010 Directors’ Plan. We recorded $108,000 of director fees during the nine months ended September 30, 2020 in connection with these grants and options, which the share grants represented the fair value of the shares calculated based on the average closing price of the Company’s shares of common stock for the last five trading days of the quarter in which the Board fee was earned and the fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period.

During the three and nine months ended September 30, 2019, 4,727 and 15,464 shares of common stock, respectively were granted to our directors under the 2010 Directors’ Plan. We recorded $45,000 of director fees during the nine months ended September 30, 2019 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of the Company’s shares of common stock for the last five trading days of the quarter in which the Board fee was earned.

At September 30, 2020, there were 200,000 options outstanding and there were 128,126 shares of common stock available to be issued pursuant to the terms of the 2010 Directors’ Plan. No stock options were exercised during the three and nine months ended September 30, 2020.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of common stock that may be issued under the 2010 Plan is 3.9 million shares.

There were 250,000 options granted under the 2010 Plan during the three and nine months ended September 30, 2020 and no options granted during the three and nine months ended September 2019. No stock options were exercised during the three and nine months ended September 30, 2020 and 2019.

As of September 30, 2020, there were 1,032,000 options outstanding and 278,659 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $669,000 of share-based compensation expense over a weighted average period of 1.6 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). At April 12, 2018, all 2.3 million shares available for issuance under the 2018 Stock Plan have been granted in the form of stock options at an initial exercise price of $3.00 per share, which is exercisable in 36 monthly installments to Ted Karkus (the “CEO Option”), our Chief Executive Officer and no stock options have been exercised during the three and nine months ended September 30, 2020 and 2019.

The 2018 Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to Company’s stockholders. We will recognize approximately $188,000 of share-based compensation expense over a weighted average period of 0.4 years.

The following table summarizes stock options activity during the three and nine months ended September 30, 2020 for the 2010 Plan, 2010 Director Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2020	3,082	$1.67	3.7	$1,085
Granted	450	2.74	6.9	409
Forfeited/expired	-	-	-	-
Outstanding as of September 30, 2020	3,532	$1.80	3.4	$6,524
Options vested and exercisable	2,481	$1.64	2.8	$4,985

Warrants –

On September 15, 2020, we issued warrants to purchase 200,000 shares of our Common Stock (the “September 2020 Warrants”) to two different consultants providing services to the Company. The assumptions used in determining the fair value of the 200,000 “September 2020 Warrants” granted in the nine months ended September 30, 2020 were (i) expected term of 2 years, (ii) weighted average risk rate of 0.16%, (iii) dividend yield of 0% and (iv) expected volatility of 56.21%. The exercise price of the September 2020 Warrants is $3.00 per share. We used the Black-Scholes pricing model during three months ended September 30, 2020 to determine the fair value of the Warrants at the date of grant. The fair value of the Warrants on the grant date were $372,000.

As of September 30, 2020, there were 400,000 warrants outstanding and we recognized $16,000 of share-based compensation expense for the three and nine months ended September 30, 2020.

Note 5 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three and nine months ended September 30, 2020 were $19,000 and $52,000, respectively, and for the three and nine months ended September 30, 2019 were $20,000 and $63,000, respectively.

Note 6 – Other Current Liabilities

The following table sets forth the components of other current liabilities at September 30, 2020 and December 31, 2019, respectively, (in thousands):

	September 30,	December 31,
	2020	2019
Accrued expenses	$548	$218
Accrued benefits	38	25
Accrued payroll	113	57
Accrued vacation	17	5
Deferred revenue	182	104
Total other current liabilities	$898	$409

Note 7– Commitments and Contingencies

Escrow Receivable

Pursuant to the terms of the asset purchase agreement we entered into with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”), we, Mylan, and an escrow agent entered into an Escrow Agreement at the closing of the Cold-EEZE® business sale, pursuant to which Mylan deposited $5 million of the aggregate purchase price for the Cold-EEZE® business into an escrow account established with the Escrow Agent in order to satisfy, in whole or in part, certain of our indemnification obligations under the asset purchase agreement. Other than certain fundamental representations which survive until the expiration of the applicable statute of limitations, our representations and warranties under the agreement expired 24 months after the closing date, which was March 29, 2017.

On May 4, 2020, the final pending claim against our escrow account with Mylan was resolved and, as a result, the Escrow Agent released all funds from the escrow account to us on May 7, 2020, in the amount of $4.8 million.

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

Future Obligations:

We have estimated future minimum obligations for an executive’s employment agreement over the next five years, including the remainder of Fiscal 2020, as follows (in thousands):

Employment
Contracts
2020	$31
2021	595
2022	675
2023	675
2024	675
Total	$2,651

Litigation

On November 12, 2019, an action was filed in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class action claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On January 8, 2020, TK Sub filed its Answer and Defenses to the Complaint. On August 26, 2020, we settled this matter with the plaintiff and agreed to pay $5,000 in exchange for a customary release.

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlements where management deems it appropriate.

Note 8 – Earnings (Loss) Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise result in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period. Since there are options outstanding, fluctuations in the actual market price can have a variety of results for each period presented. Options outstanding to acquire shares of our common stock at September 30, 2020 and 2019 were 3,532,000 and 2,900,000, respectively. Warrants outstanding to acquire shares of our common stock at September 30, 2020 and 2019 were 400,000 and 0, respectively.

Diluted EPS also utilizes the if-converted method which prescribes a theoretical conversion of the convertible securities for the theoretical proceeds of all convertible securities during the period. For the three and nine months ended September 30, 2020, there were 1,000,000 potentially dilutive common stock equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect

For the three and nine months ended September 30, 2020, dilutive loss per share were the same as basic earnings per share due to the exclusion of common stock equivalents. For the three and nine months ended September 30, 2020, there were 4,932,000 potentially dilutive common stock equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect which in a net loss position would have an anti-dilutive effect on loss per share. For the three months ended September 30, 2019, there were 2,800,000 potentially dilutive common stock equivalents that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 9 – Significant Customers

Revenue for the three months ended September 30, 2020 and 2019 was $3.8 million and $2.8 million, respectively. Two third-party contract manufacturing customers accounted for 57.6% and 15.9%, respectively, of our revenue for the three months ended September 30, 2020. Three third-party contract manufacturing customers accounted for 33.0%, 30.1% and 10.2%, respectively, of our revenue for the three months ended September 30, 2019. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

Revenue for the nine months ended September 30, 2020 and 2019 was $9.4 million and $6.7 million, respectively. Two third-party contract manufacturing customers accounted for 56.2% and 16.6%, respectively, of our revenue for the nine months ended September 30, 2020. Two third-party contract manufacturing customers accounted for 44.2% and 27.2%, respectively, of our revenue for the nine months ended September 30, 2019. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Three customers represented 55.7%, 12.8% and 11.1% of our total trade receivable balances at September 30, 2020 and three customers represented 70%, 14% and 11% of our total trade receivable balances at December 31, 2019.

Note 10 –Unsecured Convertible Promissory Notes Payable

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors (collectively, the “Lenders”).

The September 2020 Notes are due and payable on September 15, 2023, and accrue interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Notes are repaid in full. We have the right to prepay the September 2020 Notes at any time after the 13 month anniversary of the closing date after providing written notice to the Lenders, and may prepay the September 2020 Notes prior to such time with the consent of the Lenders. The Lenders have the right, at any time, and from time to time, on and after the 13-month anniversary of the closing date to convert up to an aggregate of $3.0 million of the September 2020 Notes into common stock of the Company at a conversion price of $3.00 per share. Repayment of the Notes has been guaranteed by our wholly-owned subsidiary, PMI.

The September 2020 Notes contain customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Notes may be accelerated. The September 2020 Notes also contain certain restrictive covenants which, among other things, restrict our ability to create, incur, assume or permit to exist, directly or indirectly, any lien (other than certain permitted liens described in the Notes) securing any indebtedness of the Company, and prohibits us from distributing or reinvesting the proceeds from any divestment of assets (other than in the ordinary course) without the prior approval of the Lenders.

Note 11 – Secured Promissory Note Receivable and Consulting Agreement

Consulting Agreement

On September 25, 2020 (the “Effective Date”), we entered into a Consulting Agreement with a consultant. The Consulting Agreement will be effective for a period commencing on the Effective Date and expiring on September 1, 2022; provided, however, that we may terminate this agreement at any time on five days’ prior written notice.

During the term of the Consulting Agreement, the consultant will provide us with such regular and customary consulting advice as is reasonably requested by us. The consultant’s duties will also include, among other things, (i) identifying and introducing us to new opportunities in the medical technology and testing fields, (ii) assisting and advising us in acquiring one or more Clinical Laboratory Improvement Amendments (CLIA) certified labs suitable for COVID-19 and other testing (“Test Labs”), (see Note 12); (iii) assisting us in equipping and staffing any Test Labs acquired by us; (iv) advising and assisting in the operation of such Test Labs; (v) validating and obtaining certification of such Test Labs; and (vi) assisting us in obtaining a flow of business, orders and revenues from multiple sources in the industry, including but not limited to at least one significant, nation-wide manufacturer and distributor of COVID-19 saliva sample collection test kits (“COVID-19Test Kits”).

The compensation to be paid to the consultant under the Consulting Agreement will be based on the following milestones:

●

At such time as we complete the acquisition of our first Test Lab that has been validated and certified to process COVID-19 Test Kits collection test kits manufactured by a substantial, nation-wide manufacturer and distributor of COVID-19 Test Kits, the consultant will receive a consulting fee of $250,000;

●	At such time as we have processed 50,000 COVID-19 Test Kits from a source introduced to us by the consultant, they will receive a consulting fee of $500,000;

●

At such time as we have processed 50,000 COVID-19 Test Kits from a second source introduced by the consultant (i.e., a source other than the source contemplated by the bullet immediately above) the consultant will receive a consulting fee of $250,000; and

●

The consultant will receive consulting fees equal to 5% of the net revenues that we generate from processing COVID-19 Test Kits in the Test Labs where such revenues are from sources introduced to us by the consultant (excluding the revenues from the COVID-19 Test Kits set forth in the second and third bullets above).

All compensation earned by the consultant will first be applied to the acceleration and prepayment of all sums due to us, including but not limited to sums due pursuant to the Amended and Restated Secured Promissory Note (“Secured Note”) described below. Under the terms of the Consulting Agreement, the consultant will not be entitled to receive any payments pursuant to the Consulting Agreement unless and until the Secured Note has been paid in full. The total compensation that the consultant will be entitled to earn or to receive under the Consulting Agreement (inclusive of amounts credited against the Secured Note) will be capped at $4.0 million.

Promissory Note and Security Agreement

On September 25, 2020 (the “Restatement Effective Date”), we also entered into an Amended and Restated Promissory Note and Security Agreement (the “Secured Note”) with the consultant, pursuant to which we loaned $3.0 million to the consultant (inclusive of $1.0 million in the aggregate previously loaned to the consultant, as described below).

The Secured Note amended and restated in its entirety (i) that certain Promissory Note and Security Agreement, dated July 21, 2020 (the “Original July 21 Note”), pursuant to which we loaned $750,000 to the consultant and (ii) that certain Promissory Note and Security Agreement, dated July 29, 2020 (the “Original July 29 Note”, and, together with the Original July 21 Note, the “Original Notes”), pursuant to which we loaned $250,000 to the consultant. Mr. Karkus, the Company’s Chairman and Chief Executive Officer, and Dr. Gleckel, a director, each hold less than 1% of the issued and outstanding shares of the parent company of the borrower, which interests were acquired well before discussions began with respect to these transactions. Prior to entering into these transactions, the ownership interests of Mr. Karkus and Dr. Gleckel were disclosed to the Board, and the disinterested directors unanimously approved these transactions.

The Secured Note bears interest at a rate of 15% per annum from and including the Restatement Effective Date until the principal amount is repaid in full plus any Principal Increases (as defined below) together with any accrued interest that has not been capitalized; provided, however, that upon the occurrence and during an Event of Default (as defined in the Secured Note), the interest rate payable under the Secured Note will automatically increase to 9% above the rate of interest then applicable to the Secured Note.

Interest under the Secured Note will be payable monthly in arrears on the first day of each month for the prior monthly period, as well as at maturity (whether upon demand, by acceleration or otherwise) (each such date, a “Payment Date”); provided, however, that prior to September 1, 2021, interest will be paid and capitalized in kind by increasing the principal amount of the Secured Note (any such increase, a “Principal Increase”) by an amount equal to the interest accrued on the principal amount (as increased by the Principal Increases) during the prior month. On each Payment Date commencing after September 1, 2021, in addition to payments of interest described in the preceding sentence, the consultant will also make payments on the principal amount of the loan equal to 1/36 of the then outstanding principal amount. The amount of the monthly payments will be equal to the amount required to amortize fully the outstanding principal amount of the loan, together with interest, over a period of 36 months.

The entire remaining unpaid principal amount of the Secured Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Secured Note, will be due and payable, if not sooner paid, on September 30, 2022 or an earlier date as a result of a maturity, whether by acceleration or otherwise. The Secured Note may be prepaid in full or in part at any time without penalty or premium.

The Secured Note contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Secured Note may be accelerated.

The Secured Note contain customary representation and warranties and certain restrictive covenants which, among other things, restrict the consultant’s ability to (i) sell, transfer, finance, lease, license, or dispose of all or substantially all of its property or assets, liquidate, windup, or dissolve, (ii) acquire all or substantially all of the property or assets of, or the equity interests in, any other person, (iii) participate in any merger, consolidation, share exchange, division, conversion, reclassification, or other absorption or reorganization, (iv) except for those existing as of the Restatement Effective Date, create, incur, assume, permit, or suffer to exist any pledges, liens, security interests, and other encumbrances of its property or assets, whether now owned or hereafter owned or acquired, and (v) create, incur or permit to exist any debt that is senior to, or pari passu with the Secured Note.

In order to secure the consultant’s obligations under the Secured Note, the consultant granted to the Company a continuing security interest in certain property and assets.

Note 12 – Subsequent Events

On October 1, 2020, we issued a common stock purchase warrant to a consultant to purchase 50,000 shares of our common stock at an exercise price of $5.00 per share. On October 16, 2020 and on November 6, 2020, we granted options to certain employees to acquire our common stock at an exercise price of $7.04 and $9.49 per share, respectively, pursuant to the 2010 Stock Plan. Additionally, on October 24, 2020, we granted options to a consultant to acquire our common stock at an exercise price of $8.93 per share.

On October 22, 2020, we entered into a promissory note with an unrelated third party pursuant to which we loaned $300,000 to such entity. The promissory note bears interest at a rate of 10% per annum and is due December 31, 2020.

On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“Confucius Labs”) for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, Confucius Labs, Pride Diagnostics LLC (“Pride Diagnostics”) and the members of Pride Diagnostics (together with Pride Diagnostics, the “Seller Parties”), and Arvind Gurnani, as representative of the Seller Parties. Confucius Labs is the owner of a 4,000 square foot Clinical Laboratory Improvement Amendments (CLIA) accredited laboratory located in Old Bridge, New Jersey, which ProPhase Diagnostics acquired as part of the transaction. On October 23, 2020 (the “Effective Date”), we entered into a Consulting Agreement with Mr. Gurnani for a six month period from the Effective Date for an aggregate total of $300,000.

On November 13, 2020, we closed on the sale of our corporate headquarters building located in Doylestown, Pennsylvania to Lenape Valley Foundation. The total sales price of the property, which was paid in cash, was $2.2 million, less closing costs and related expenses of approximately $142,000.

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

Such risks and uncertainties include, but are not limited to:

●	Our ability to successfully manage the demand, supply, and operational challenges associated with the effects of the COVID-19 pandemic and its effects on the global economy generally.

●	Our history of losses;

●	Our dependence on our largest manufacturing customers;

●	Potential disruptions in our ability to manufacture our products and those of others or our access to raw materials;

●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to secure additional capital, when needed, to support our product development and commercialization programs;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to protect our proprietary rights;

●	The general financial and economic uncertainty, fluctuations in consumer confidence and the strength of the United States economy, and their impacts on our business including demand for our products;

●	Our continued ability to comply with regulations relating to our current products and those we manufacture for others, any new products we develop, including our ability to effectively respond to changes in laws and regulations or the interpretation thereof including changing market rules and evolving federal, state and regional laws and regulations;

●	Our ability to attract, retain and motivate our key employees; and

●	Our ability to successfully offer, perform or generate revenues from our new testing services.

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

General

We are a diversified medical science and technology company with deep experience with OTC consumer healthcare products and dietary supplements. We are engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. We are also developing ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”) to offer COVID-19 and other Respiratory Pathogen Panel (RPP) Molecular tests.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly-owned subsidiary, ProPhase Diagnostics, which was formed on October 9, 2020 and is the owner of our recently acquired Clinical Laboratory Improvement Amendments (CLIA) accredited laboratory, will offer a variety of important medical tests, including COVID-19 and Respiratory Pathogen Panel (RPP) Molecular tests.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Financial Condition and Results of Operations Results for the Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

For the three months ended September 30, 2020, net sales were $3.8 million as compared to $2.8 million for the three months ended September 30, 2019. We experienced higher than normal net sales for three months ended September 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

Cost of sales for the three months ended September 30, 2020 were $2.8 million as compared to $1.9 million for the three months ended September 30, 2019. For the three months ended September 30, 2020 and 2019, we realized a gross margin of 27.1% and 30.1%, respectively. The decrease of 3.0% in gross margin from the prior period is principally due to non-routine charges to sales allowances on retail sales, fluctuations in our product mix shipped and pricing fluctuations from period to period. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the three months ended September 30, 2020 was $253,000 as compared to $302,000 for the three months ended September 30, 2019. The decrease of $49,000 in sales and marketing expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was principally related to a reduction in marketing expenses associated with our digital media business, which was terminated in September 2019.

Administration expenses for the three months ended September 30, 2020 were $1.3 million as compared to $936,000 for the three months ended September 30, 2019. The increase of $363,000 in administrative expenses for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was principally due to an increase in professional fees.

Research and development costs for the three months ended September 30, 2020 were $57,000 as compared to $57,000 for the three months ended September 30, 2019. The research and development costs for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was flat.

Interest and other income for the three months ended September 30, 2020 and 2019 was $39,000 and $33,000, respectively. The increase in interest income for the three months ended September 30, 2020 as compared to September 30, 2019 was principally due to the issuance of the new Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the three months ended September 30, 2020 was $41,000 compared to no interest expense for the three months ended September 30, 2019. The increase in interest expense for the three months ended September 30, 2020 as compared to September 30, 2019 was principally due the new unsecured convertible September 2020 Notes payable (defined below) that accrues interest at a rate of 10% per year.

As a consequence of the effects of the above, net loss from continuing operations for the three months ended September 30, 2020 was $569,000, or ($0.05) per share, as compared to the net loss for the three months ended September 30, 2019 of $428,000, or ($0.04) per share. Net income from discontinued operations for the three months ended September 30, 2020 was $161,000, or $0.01 per share compared to no discontinued operations for the three months ended September 30, 2019.

Financial Condition and Results of Operations Results for the Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, net sales were $9.4 million as compared to $6.7 million for the nine months ended September 30, 2019. We experienced higher than normal net sales for the nine months ended September 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

Cost of sales for the nine months ended September 30, 2020 were $6.6 million as compared to $5.1 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, we realized a gross margin of 29.3% and 24.0%, respectively. The increase of 5.3% in gross margin from the prior period is principally due to fluctuations in our product mix shipped and pricing fluctuations from period to period offset by non-routine charges to sales allowances on retail sales. Gross margins are generally influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for the nine months ended September 30, 2020 was $548,000 as compared to $910,000 for the nine months ended September 30, 2019. The decrease of $362,000 in sales and marketing expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was principally related to a reduction in marketing expenses associated with our digital media business, which was terminated in September 2019.

Administration expenses for the nine months ended September 30, 2020 were $3.3 million as compared to $3.2 million for the nine months ended September 30, 2019. The increase of $95,000 in administrative expenses for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was principally due to an increase in professional fees.

Research and development costs during the nine months ended September 30, 2020 were $181,000 as compared to $246,000 for the nine months ended September 30, 2019. The decrease of $65,000 in research and development costs for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was principally due to the timing of product research expenses.

Interest and other income for the nine months ended September 30, 2020 and 2019 was $53,000 and $94,000, respectively. The decrease in interest income for the nine months ended September 30, 2020 was principally due to a lower investment balance for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019, offset by the interest income from the issuance of the new Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the nine months ended September 30, 2020 was $41,000 compared to no interest expense for the nine months ended September 30, 2019. The increase in interest expense for the nine months ended September 30, 2020 as compared to September 30, 2019 was principally due to the new unsecured convertible September 2020 Notes payable that accrues interest at a rate of 10% per year.

As a consequence of the effects of the above, the net loss from continuing operations for the nine months ended September 30, 2020 was approximately $1.3 million, or ($0.11) per share, as compared to the net loss for the nine months ended September 30, 2019 of $2.7 million, or ($0.23) per share. Net income from discontinued operations for the nine months ended September 30, 2020 was $161,000, or $0.01 per share compared to no discontinued operations for the three months ended September 30, 2019.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of September 30, 2020 was $12.3 million as compared to $1.4 million at December 31, 2019. Our working capital was $15.8 million and $9.0 million as of September 30, 2020 and December 31, 2019, respectively. The increase of $10.9 million in our cash and cash equivalents and marketable debt securities balance for the nine months ended September 30, 2020 was principally due to the release of the escrow funds of $4.8 million by Mylan and issuance of the unsecured convertible September 2020 Notes payable for an aggregate principal amount of $10.0 million offset by entering into Secured Note receivable with a consultant for $3.0 million.

We believe our current working capital is an acceptable and adequate level of working capital to support our business for at least the next twelve months after the date that the unaudited condensed consolidated financial statements are issued.

COVID-19

The COVID-19 pandemic has not had a material impact on our business to date, although we did experience higher than normal net sales for the three and nine months ended September 30, 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

On October 23, 2020, we acquired a Clinical Laboratory Improvement Amendments (CLIA) accredited laboratory that offers a variety of important medical tests, including, among others, COVID-19 diagnostic tests. While we expect revenues to increase as result of our new business line, we will need to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 testing will be successful and that we will be able to generate a profit.

The ultimate impact of COVID-19 on our business will depend on many factors beyond our knowledge or control, including the duration and severity of the outbreak, the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, and the extent of business disruptions caused by the pandemic, including as a result of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries in order to contain and treat the virus. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer diagnostic testing services. For these reasons, we are unable to estimate the extent to which COVID-19 will negatively impact our financial results or liquidity.

The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to develop and commercialize products.

September 2020 Notes

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors. We intend to use the proceeds from the September 2020 Notes for working capital and general corporate purposes, which may include capital expenditures, product development and commercialization expenditures, and acquisitions of companies, businesses, technologies and products.

ATM Facility

On September 23, 2020, we entered into an “at-the-market” (“ATM”) equity offering sales agreement (the “ATM Sales Agreement”) with A.G.P./Alliance Global Partners (“A.G.P.”) under which the Company may, from time to time, offer and sell shares of our common stock through A.G.P., as sales agent, subject to the terms and conditions of the ATM Sales Agreement. The Company will pay A.G.P. a fixed commission rate of 3.0% of the aggregate gross proceeds from the sale of any shares under the ATM Sales Agreement. Pursuant to the terms of the ATM Sales Agreement, we reimbursed A.G.P. for certain out-of-pocket expenses, including the fees and disbursements of counsel to A.G.P., incurred in connection with establishing the ATM facility and have provided A.G.P. with customary indemnification rights. As of the date of this Quarterly Report, we have not sold any shares under the ATM facility.

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

To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of the COVID-19 pandemic, may have an adverse impact on our ability to fund our business strategy through borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Current economic conditions may cause a decline in business and consumer spending which could adversely affect our business and financial performance including the collection of accounts receivables, notes receivable, realization of inventory and recoverability of assets. In addition, our business and financial performance may be adversely affected by current and future economic conditions, including a reduction in the availability of credit, financial market volatility and recession.

Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2019.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2020. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020.

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

Part II. Other Information

Item 1. Legal Proceedings.

On November 12, 2019, an action was filed in the United States District Court for the Eastern District of Texas against TK Supplements, Inc., one of our wholly-owned subsidiaries (“TK Sub”), asserting two class action claims and alleging that, by sending plaintiff text messages to his cellular telephone number without his prior express consent and notwithstanding its listing on the Do No Call Registry, TK Sub violated the Telephone Consumer Protection Act, 47 U.S.C. § 227(b)(3)(B) and 47 U.S.C. § 227(c)(5). Plaintiff seeks to represent a class of (i) all residents within the United States to whom TK Sub or its agents sent text messages to the person’s cellular telephone number in the past four years and (ii) all residents within the United States to whom TK Sub or its agents placed two or more telemarketing phone calls to the person’s residential telephone number that was listed on the Do Not Call Registry in the past four years. On August 26, 2020, we settled this matter with the plaintiff and agreed to pay $5,000 in exchange for a customary release.

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2019 Annual Report except as described below.

We have no operating history in the diagnostic testing industry. There can be no assurance that we will be able to successfully offer, perform or generate revenues from our testing services.

Despite our management’s extensive experience in healthcare industry, we have no specific operating history in the diagnostic testing industry. We will face substantial risks and uncertainties to which our new diagnostic testing line of business will be subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic testing business may not succeed.

Our ability to generate revenues from COVID-19 testing, and our ability to generate profits from COVID-19 testing, will depend on a variety of factors, including:

●	the level of demand for COVID-19 and other diagnostic testing, the price we are able to charge for performing our testing services, and the length of time for which that demand persists;

●	the availability of COVID-19 testing from other laboratories;

●	the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations;

●	our ability to maintain our status as an authorized laboratory to perform COVID-19 and other diagnostic testing and related services and to respond to any changes in regulatory requirements;

●	the potential for supply disruptions and our reliance on certain single-source suppliers;

●	the potential for disruption in the delivery of patient samples to our laboratory;

●	the capacity of our laboratory to satisfy both COVID-19 testing and other testing demands;

●	the extent to which we choose to allocate limited laboratory capacity, supplies and other resources to areas of our business other than COVID-19 testing;

●	the complexity of billing for, and collecting revenue for, our testing services;

●	our ability to maintain laboratory operations during the COVID-19 pandemic and to perform the test accurately and punctually; and

●	the ease of use of our ordering and reporting process.

Additionally, the addition of COVID-19 and other diagnostic testing may divert resources and distract management’s attention from other areas of our business that may be more profitable or strategic. If we are unable to successfully provide diagnostic testing services while continuing to operate our existing manufacturing and dietary supplements business, our results of operations, financial position and reputation may suffer.

If there is little or no demand for COVID-19 tests, our business could be materially harmed and our $3.0 million Secured Promissory Note receivable could become uncollectable.

There can be no assurance that demand for our planned COVID-19 testing services will exist in the future because of the success of containment efforts, the emergence of a vaccine or due to other events. If there is no demand for our planned COVID-19 testing services, our business could be materially harmed. Similarly, the business of the issuer of our $3.0 million Secured Note receivable could also be harmed, leading to their inability to repay amounts due and owed to us under the Secured Note). If the issuer is unable to pay amounts owed to us under the Secured Note receivable, we may be required to foreclose on our security interest in order to recoup amounts owed to us.

We will use potentially hazardous materials, chemicals and patient samples in our business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our diagnostic testing activities will involve the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. We will be subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict operations.

In the event of a lawsuit or investigation concerning such hazardous materials, we could be held responsible for any injury caused to persons or property by exposure to, or release of, these hazardous materials or patient samples that may contain infectious materials. The cost of this liability could exceed our resources. While we expect to maintain broad form liability insurance coverage for these risks, the level or breadth of our coverage may not be adequate to fully cover potential liability claims.

Our diagnostic testing business could be harmed by the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state or local agencies in the United States.

The performance of laboratory testing is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all physician practices performing clinical laboratory testing and to clinical laboratories operating in the United States by requiring that they be certified by the federal government or, in the case of clinical laboratories, by a federally approved accreditation agency. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we expect to be subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

U.S. Food and Drug Administration (FDA) regulation of diagnostic products could result in increased costs and the imposition of fines or penalties, and could have a material adverse effect upon our business.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products, including COVID-19 diagnostics authorized by FDA under an Emergency Use Authorization, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

FDA regulation of the diagnostic products we use could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material adverse effect on our business, financial condition, results of operation and cash flows.

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

We expect our diagnostic testing operations to be subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

●	CLIA, which requires that laboratories obtain certification from the federal government, and state licensure laws;

●	CMS and FDA laws and regulations;

●	HIPAA, which imposes comprehensive federal standards with respect to the privacy and security of protected health information and requirements for the use of certain standardized electronic transactions, and amendments to HIPAA under HITECH, which strengthen and expand HIPAA privacy and security compliance requirements, increase penalties for violators, extend enforcement authority to state attorneys general and impose requirements for breach notification;

●	state laws regulating genetic testing and protecting the privacy of genetic test results, as well as state laws protecting the privacy and security of health information and personal data and mandating reporting of breaches to affected individuals and state regulators;

●	the federal anti-kickback law, or the Anti-Kickback Statute, which prohibits knowingly and willfully offering, paying, soliciting, receiving, or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual, or the furnishing, arranging for, or recommending of an item or service that is reimbursable, in whole or in part, by a federal health care program;

●	other federal and state fraud and abuse laws, such as anti-kickback laws, prohibitions on self-referral, and false claims acts, which may extend to services reimbursable by any third-party payor, including private insurers;

●	the federal Physician Payments Sunshine Act, which requires medical device manufactures to track and report to the federal government certain payments and other transfers of value made to physicians and teaching hospitals and ownership or investment interests held by physicians and their immediate family members;

●	Section 216 of the federal Protecting Access to Medicare Act of 2014, which requires applicable laboratories to report private payor data in a timely and accurate manner beginning in 2017 and every three years thereafter (and in some cases annually);

●	state laws that impose reporting and other compliance-related requirements;

●	state billing laws, including regulations on “pass through billing” which may limit our ability to submit claims for payment and/or mark up the cost of services in excess of the price paid for such services, and “direct-bill” laws which may limit our ability to purchase services from a laboratory and bill for the services ordered;

●	similar foreign laws and regulations that apply to us in the countries in which we operate.

These laws and regulations are complex and are subject to interpretation by the courts and by government agencies. Our failure to comply could lead to civil or criminal penalties, exclusion from participation in state and federal health care programs, or prohibitions or restrictions on our laboratory’s ability to provide or receive payment for our services. Any action taken against us by a governmental entity or private party could, regardless of their outcome, damage our reputation and adversely affect important business relationships with third parties, including managed care organizations, and other private third-party payors.

Failure to accurately bill for testing services, or to comply with applicable laws relating to government health care programs, could have a material adverse effect on our business.

Billing for diagnostic testing services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we expect to bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups. We expect that the majority of our billing and related operations will be provided by a third party. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government health care programs may result in various consequences, including the return of overpayments, civil and criminal fines and penalties, exclusion from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against health care companies on behalf of the government.

Although we expect to be in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages and fines far exceeds the rates at which services will be reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. We expect that federal and state governments continue aggressive enforcement efforts against perceived health care fraud. Legislative provisions relating to health care fraud and abuse provide government enforcement personnel with substantial funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

We will depend on third parties to provide services critical to our diagnostic testing business, and we will depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We will depend on third parties to provide services critical to our diagnostic testing business, including diagnostic lab equipment, supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services. Third parties that will provide services to us will be subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we will be. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

Our business operations and reputation may be materially impaired if we do not comply with privacy laws or information security policies.

We will collect, generate, process or maintain sensitive information, such as patient data and other personal information. If we do not use or adequately safeguard that information in compliance with applicable requirements under federal, state and international laws, or if it were disclosed to persons or entities that should not have access to it, our business could be materially impaired, our reputation could suffer and we could be subject to fines, penalties and litigation. In the event of a data security breach, we may be subject to notification obligations, litigation and governmental investigation or sanctions, and may suffer reputational damage, which could have an adverse impact on our business.

We will be subject to laws and regulations regarding protecting the security and privacy of certain healthcare and personal information, including: (a) HIPAA and the regulations thereunder, which establish (i) a complex regulatory framework including requirements for safeguarding protected health information and (ii) comprehensive federal standards regarding the uses and disclosures of protected health information; and (b) state laws, including the California Consumer Privacy Act.

Hardware and software failures or delays in our information technology systems, including failures resulting from our systems conversions or otherwise, could disrupt our operations and cause the loss of confidential information, customers and business opportunities or otherwise adversely impact our business.

IT systems will be used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. A failure or delay in our IT systems could impede our ability to serve our customers and patients and protect their confidential personal data. Despite redundancy and backup measures and precautions that we have implemented, our IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, system conversion or standardization initiatives, human acts and natural disasters. These issues can also arise as a result from failures by third parties with whom we do business and for which we have limited control. Any disruption or failure of our IT systems could have a material impact on our ability to serve our customers and patients, including negatively affecting our reputation in the marketplace.

We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.

There are a number of state, federal and international laws protecting the privacy and security of health information and personal data. Under the administrative simplification provisions of HIPAA, HHS has issued regulations which establish uniform standards governing the conduct of certain electronic health care transactions and protecting the privacy and security of PHI used or disclosed by health care providers and other covered entities.

The privacy regulations regulate the use and disclosure of PHI by health care providers engaging in certain electronic transactions or “standard transactions.” They also set forth certain rights that an individual has with respect to his or her PHI maintained by a covered health care provider, including the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The HIPAA security regulations establish administrative, physical, and technical standards for maintaining the integrity and availability of PHI in electronic form. These standards apply to covered health care providers and also to “business associates” or third parties providing services involving the use or disclosure of PHI. The HIPAA privacy and security regulations establish a uniform federal “floor” and do not supersede state laws that are more stringent or provide individuals with greater rights with respect to the privacy or security of, and access to, their records containing PHI. As a result, we may be required to comply with both HIPAA privacy regulations and varying state privacy and security laws.

Moreover, HITECH, among other things, established certain health information security breach notification requirements. In the event of a breach of unsecured PHI, a covered entity must notify each individual whose PHI is breached, federal regulators and in some cases, must publicize the breach in local or national media. Breaches affecting 500 individuals or more are publicized by federal regulators who publicly identify the breaching entity, the circumstances of the breach and the number of individuals affected.

These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our planned operations are currently evolving and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services, or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

We also will be required to collect and maintain personal information about our employees as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

We must comply with all applicable privacy and data security laws in order to operate our business and may be required to expend significant capital and other resources to ensure ongoing compliance, to protect against security breaches and hackers or to alleviate problems caused by such breaches. Breaches of health information and/or personal data may be extremely expensive to remediate, may prompt federal or state investigation, fines, civil and/or criminal sanctions and significant reputational damage.

Our capital expenditures may not generate a positive return and we will incur significant additional costs.

Our capital expenditures may not generate a positive return. Significant capital expenditures will be required to acquire diagnostic processing equipment. No assurance can be given that our future capital expenditures will generate a positive return or that we will have adequate capital available to finance our working capital requirements.

The COVID-19 outbreak could disrupt our future supply chain, including by impacting our ability to secure COVID-19 testing supplies and to provide personal protective equipment for our employees in our testing locations. For similar reasons, the COVID-19 pandemic has also adversely impacted, and may continue to adversely impact, third parties that will be critical to our business, including vendors, suppliers, and business partners. These developments, and others that are difficult or impossible to predict, could materially impact our business, financial results, cash flows, and financial position.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As previously disclosed on in a Current Report on Form 8-K, on September 15, 2020, the Company issued two unsecured, partially convertible, promissory notes for an aggregate principal amount of $10 million to two investors. The investors have the right, at any time, and from time to time, on and after the 13 month anniversary of the closing date to convert up to an aggregate of $3 million of the notes into common stock of the Company at a conversion price of $3.00 per share.

On September 15, 2020, the Company issued two common stock purchase warrants to purchase an aggregate of 400,000 shares of the Company’s common stock at an exercise price of $3.00 per share.

These securities were issued without registration under the Securities Act of 1933, as amended, by reason of the exemption from registration afforded by the provisions of Section 4(a)(2) thereof as transactions by an issuer not involving any public offering. No selling commissions were paid in connection with the issuance of these securities.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Agreement of Sale and Purchase, dated July 10, 2020, by and between ProPhase Labs, Inc. and Lenape Valley Foundation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-21617) filed on August 25, 2020)

10.2

Unsecured Convertible Promissory Note and Guaranty issued to JXVII Trust, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-21617) filed on September 18, 2020)

10.3	Unsecured Convertible Promissory Note and Guaranty issued Justin J. Leonard, dated September 15, 2020 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-21617) filed on September 18, 2020)

10.4	Sales Agreement dated September 23, 2020 between the Registrant and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-21617) filed on September 23, 2020)

10.5	Consulting Agreement, dated September 25, 2020, by and between ProPhase Labs, Inc. and Predictive Labs, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-21617) filed on September 30, 2020)

10.6	Amended and Restated Promissory Note and Security Agreement, dated September 25, 2020, by and between ProPhase Labs, Inc. and Predictive Labs, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-21617) filed on September 30, 2020)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

Date: November 19, 2020

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: November 19, 2020

