Form 10-K
period 2020-12-31
ProPhase Labs, Inc.
filed 2021-03-31
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-21617

ProPhase Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Stewart Avenue, Suite 200 Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (215) 345-0919

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	“PRPH”	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has ﬁled a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over ﬁnancial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting ﬁrm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $12,644,080 as of June 30, 2020, based on the closing price of the common stock on The Nasdaq Capital Market.

As of March 31, 2021, there were 15,154,253 shares outstanding of the registrant’s common stock, par value $0.0005 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual Report, including statements related to future events and our future financial performance are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. You are cautioned that such forward looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that could cause our actual results, performance, achievements and prospects, as well as those of the markets we serve, to differ materially from those expressed or implied by these forward-looking statements. Many of these risks are beyond our ability to predict. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.

Such risks and uncertainties include, but are not limited to:

●	Our dependence on our largest manufacturing customers;

●	Our ability to successfully offer, perform and generate revenues from our new diagnostic services;

●	Our ability to generate sufficient profits from RPP Molecular tests if and when demand for COVID-19 testing decreases or becomes no longer necessary;

●	Our ability to secure additional capital, when needed to support our diagnostic services business and product development and commercialization programs;

●	Potential disruptions to our supply chain or increases to the price of or adulteration of key raw materials or supplies;

●	Potential disruptions in our ability to manufacture our products and those of others;

●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to attract, retain and motivate our key employees;

●	Our ability to protect our proprietary rights;

●	Our ability to comply with regulatory requirements applicable to our businesses; and

●	Our dependence on third parties to provide services critical to our lab diagnostic services business;

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

General

ProPhase Labs, Inc. (“ProPhase” “we,” “us,” “our” or the “Company”) is a diversified medical science and technology company with deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: consumer products and diagnostic services. Until late 2020, we were engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However commencing in December 2020, we also began to offer COVID-19 and other respiratory pathogen panel (RPP) molecular tests through our new diagnostic service business.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products. The dietary supplements are developed and marketed under the TK Supplements® brand name.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of important medical tests, including COVID-19 and (RPP) molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”) for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, CPM, Pride Diagnostics LLC (“Pride Diagnostics”) and other parties named therein. CPM (which is now known as ProPhase Diagnostics NJ, Inc.) is the owner of a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey, which ProPhase Diagnostics acquired as part of the transaction. As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services.

We continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer healthcare products and diagnostics services industries.

We use a December 31 year-end for financial reporting purposes. References in this Annual Report to “Fiscal 2020” mean the fiscal year ended December 31, 2020 and references to other “Fiscal” years mean the year that ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Revenues from continuing operations for Fiscal 2020 and 2019 were $14.5 million and $9.9 million, respectively. We incurred a net loss for Fiscal 2020 and 2019 of $2.1 million and $3.1 million, respectively.

As of December 31, 2020, we had working capital of approximately $9.6 million, including $1.6 million of marketable securities available for sale.

Contract Manufacturing Services

PMI provides consumer product development, pre-commercialization services, production, warehousing and distribution services for its customers. Our manufacturing facility, which is located in Lebanon, Pennsylvania, is registered with the U.S. Food and Drug Administration (the “FDA”) and is a certified organic and kosher.

As part of the sale of our former Cold-EEZE® business in March 2017 (see “Discontinued Operations” below), PMI entered into a manufacturing agreement with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) to supply various Cold-EEZE® lozenge products to Mylan following the sale for a period of five years with annual renewal options.

For each of Fiscal 2020 and 2019, our revenues from continuing operations have come principally from our contract manufacturing services. Two third-party contract manufacturing customers accounted for 47.1% and 17.2%, respectively, of our Fiscal 2020 revenues from continuing operations. The loss of sales to any one or more of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

TK Supplements® Product Line

Our TK Supplements® product line is dedicated to promoting better health, energy and sexual vitality. Each of our herbal supplements is researched to determine the optimum blend of ingredients to ensure our customers receive premium quality products. To achieve this, we formulate with the highest quality ingredients derived from nature and ingredients enhanced by science. Our TK Supplements® product line includes Legendz XL®, a male sexual enhancement and Triple Edge XL®, an energy and stamina booster.

In Fiscal 2020, we extended our distribution of Legendz XL® to include more customer accounts including national chain drug retailers, internet-based retailers and several regional retailers and leveraged our existing infrastructure and retail distribution platform. We have produced and refined a television commercial and initiated television and digital media testing for Legendz XL® for marketing to consumers. We have also completed a broad series of clinical studies that support important product claims that we have incorporated into our product packaging and marketing communications for Legendz XL®.

We also introduced Triple Edge XL® to a limited number of retail customers in Fiscal 2020 and have gained distribution with one large national chain drug retailer.

We anticipate growth from our TK Supplements® product line as we optimize our market strategy and expand our channels of distribution. There can be no assurance that our strategic focus will result in any revenue growth.

Diagnostic Services Segment

ProPhase Diagnostics offers a variety of important medical diagnostic testing services, including, among other, COVID-19 testing and (RPP) molecular tests. We offer both nasal swab testing and saliva testing, and are a preferred lab for Spectrum Solutions, the manufacturer and supplier of the first FDA EUA (Emergency Use Authorization) authorized saliva collection kit used for COVID-19 testing. We currently operate two lab facilities including, (i) our facility located in Old Bridge, New Jersey, acquired in October 2020, with a capacity to process up to 10,000 COVID-19 tests per day, and (ii) our facility located in Garden City, New York, which opened in January 2021, and commenced operations in January 2021, with a capacity to process up to 50,000 COVID-19 tests per day.

Discontinued Operations

Effective March 29, 2017, we sold our intellectual property rights and other assets related to the Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® business”) to Mylan. As a consequence of the sale of the Cold-EEZE® business, for Fiscal 2020 and Fiscal 2019, we have classified all residual income and expenses attributable to the Cold-EEZE® business.

For Fiscal 2020, we recognized income of $201,000 as a gain from discontinued operations. For Fiscal 2019, we incurred a loss of $40,000 from discontinued operations.

Seasonality of the Business

Our contract manufacturing revenues are subject to seasonal fluctuations. As the majority of products that we manufacture for our customers are OTC healthcare and cold remedy products, our revenues tend to be higher in the first, third and fourth quarters during the cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. Revenues are generally at their lowest levels during the second quarter when contract manufacturing demand generally declines.

Patents, Trademarks and Royalty Agreements

We do not currently own any patents. We maintain various trademarks for our TK Supplements® products including Legendz XL® and Triple Edge XL®.

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

Diagnostic Testing Services

The FDA has regulatory responsibility for diagnostic testing instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products, including COVID-19 diagnostics authorized by FDA under an Emergency Use Authorization, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (LDTs), which are assays developed and performed in-house by clinical laboratories and can be made available to the public without pre-market review by the FDA (although COVID-19 diagnostic PCR LDTs have been subject to FDA pre-market requirements as modified by guidance issued by FDA on February 29, 2020, as a consequence of the national health emergency). Various regulatory and legislative proposals are under consideration, including some that could increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on our business is difficult to predict at this time.

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act (“PPPA”), the Consumer Product Safety Commission (“CPSC”) has authority to require that certain dietary supplements and certain pharmaceuticals have child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging, and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.

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

Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA)

The performance of laboratory diagnostic testing is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all physician practices performing clinical laboratory testing and to clinical laboratories operating in the United States by requiring that they be certified by the federal government or, in the case of clinical laboratories, by a federally approved accreditation agency. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high-complexity testing are required to meet more stringent requirements than moderate-complexity laboratories. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties. In addition, we are subject to regulation under state law. State laws may require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. Applicable statutes and regulations could be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act (HIPAA) was designed to address issues related to the security and confidentiality of health information and to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions. These regulations apply to health plans and healthcare providers that conduct standard transactions electronically and healthcare clearinghouses (covered entities). Six such regulations include: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; (v) the National Provider Identifier Rule, which requires the use of a unique healthcare provider identifier in connection with certain electronic transactions; and (vi) the Health Plan Identifier Rule, which required the use of a unique health plan identifier in connection with certain electronic transactions. We believes that we are in compliance in all material respects with each of the HIPAA Rules identified above.

The Privacy Rule regulates the use and disclosure of protected health information (PHI) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves the creation, receipt, maintenance, or transmission of PHI. We believe that we are in compliance in all material respects with the requirements of the HIPAA Privacy Rule.

On February 6, 2014, the Centers for Medicare and Medicaid Services (“CMS”) and the Department of Health and Human Services (“HHS”) published final regulations that amended the HIPAA Privacy Rule to provide individuals (or their personal representatives) with the right to receive copies of their test reports from laboratories subject to HIPAA, or to request that copies of their test reports be transmitted to designated third parties. We believe our policies and procedures and privacy notice comply with the Privacy Rule access requirements.

On December 12, 2018, HHS issued a request for information (RFI) seeking input from the public on how the HIPAA regulations and the Privacy Rule, in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (“NPRM”) containing potential modifications to the Privacy Rule addressing standards that may impede the transition to value-based health care. We are monitoring the NPRM process. If modifications to the Privacy Rule are adopted, they may impact our compliance obligations under HIPAA.

The U.S. Health Information Technology for Economic and Clinical Health Act (HITECH), which was enacted in February 2009, with regulations effective on September 23, 2013, strengthened and expanded the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. We believe our policies and procedures are fully compliant with HIPAA as modified by the HITECH requirements.

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for healthcare providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identifier Rule requires that all HIPAA-covered healthcare providers, whether they are individuals or organizations, must obtain an NPI to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number and other provider numbers previously assigned by payers and other entities for the purpose of identifying healthcare providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identifier Rule in all material respects.

The Health Plan Identifier (HPID) was a unique identifier designed to furnish a standard way to identify health plans in electronic transactions. CMS published the final rule adopting the HPID for health plans required by HIPAA on September 12, 2012. Effective October 31, 2014, CMS announced a delay, until further notice, in enforcement of regulations pertaining to health plan enumeration and use of the HPID in HIPAA transactions adopted in the HPID final rule. On October 28, 2019, CMS published a final rule rescinding the adopted standard unique HPID and implementation specifications and requirements for its use and other entity identifier and implementation specifications for its use, effective December 27, 2019. This delay remains in effect. We will continue to monitor future developments related to the HPID and respond accordingly.

Violations of the HIPAA provisions could result in civil and/or criminal penalties, including significant fines and up to 10 years in prison. HITECH also significantly strengthened HIPAA enforcement by increasing the civil penalty amounts that may be imposed, requiring HHS to conduct periodic audits to confirm compliance and authorizing state attorneys general to bring civil actions seeking either injunctions or damages in response to violations of the HIPAA privacy and security regulations that affect the privacy of state residents.

The total cost associated with meeting the ongoing requirements of HIPAA and HITECH is not expected to be material to the Company’s operations or cash flows. However, future regulations and interpretations of HIPAA and HITECH could impose significant costs on the Company.

In addition to the HIPAA regulations described above, numerous other data protection, privacy and similar laws govern the confidentiality, security, use, and disclosure of personal information. These laws vary by jurisdiction, but they most commonly regulate or restrict the collection, use, and disclosure of medical and financial information and other personal information. In the U.S., some state laws are more restrictive and, therefore, are not preempted by HIPAA. Penalties for violation of these laws may include sanctions against a laboratory’s licensure, as well as civil and/or criminal penalties.

Congress and state legislatures also have been considering new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA created new transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (CPRA) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the California Privacy Protection Agency (CPPA). The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. The Company implemented processes to manage compliance with the CCPA and continues to assess the impact of the CPRA on the Company’s business as additional information and guidance becomes available.

Effective August 14, 2020, the Substance Abuse and Mental Health Services Administration of HHS (SAMHSA) announced the finalization of proposed changes to the Confidentiality of Substance Use Disorder Patient Records regulation, 42 Code of Federal Regulations Part 2. This regulation protects the confidentiality of patient records relating to the identity, diagnosis, prognosis, or treatment that are maintained in connection with the performance of any federally assisted program or activity relating to substance use disorder education, prevention, training, treatment, rehabilitation, or research. Under the regulation, patient identifying information may only be released with the individual’s written consent, subject to certain limited exceptions. The latest changes to this regulation seek to better facilitate care coordination, while maintaining more stringent confidentiality of substance use disorder information. The Company adopted changes to its policies and procedures necessary for compliance.

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

Reimbursement

Billing for diagnostic testing services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, clinicians, hospitals and employer groups. Failure to accurately bill for our services could have a material adverse effect on our business.

We bill third-party payors, both commercial and government, using Current Procedural Terminology, or CPT, codes, which are published by the American Medical Association, or AMA. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014, or PAMA, which included substantial changes to the way in which clinical laboratory services are priced and paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for an advanced diagnostic laboratory test, or ADLT ), private payor payment rates and volumes for clinical diagnostic laboratory tests, or CDLTs . Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We do not believe that any of our tests meet the current definition of ADLTs. We therefore report private payor rates for our tests every three years.

As required under PAMA, CMS uses the data reported by laboratories to develop Medicare payment rates for laboratory tests equal to the volume-weighted median of the private payor payment rates. For tests furnished on or after January 1, 2019, Medicare payments for CDLTs are based upon reported private payor rates. For a CDLT that is assigned a new or substantially revised CPT code, the initial payment rate is assigned using the gap-fill methodology, as under prior law.

On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act, which included the Laboratory Access for Beneficiaries Act, or LAB Act. The LAB Act delayed by one year the reporting of payment data under PAMA f or CDLTs that are not ADLTs until the first quarter of 2021. The Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, which was signed into law on March 27, 2020, delayed the reporting period by an additional year, until the first quarter of 2022. As a result, Medicare payment rates determined by data reported in 2017 will continue through December 31, 2022.

In addition, under PAMA, as amended by the LAB Act, any reduction to a particular payment rate resulting from the new methodology is limited to 10% per test per year in 2020 and to 15% per test per year in each of the years 2021 through 2023. The CARES Act delayed the 15% cut scheduled to take effect on January 1, 2021, for one year.

Fraud and Abuse Laws and Regulations

Existing U.S. laws governing federal healthcare programs, including Medicare and Medicaid, as well as similar state laws, impose a variety of broadly described fraud and abuse prohibitions on healthcare providers, including clinical laboratories. These laws are interpreted liberally and enforced aggressively by multiple government agencies, including the U.S. Department of Justice, OIG and various state agencies. Historically, the clinical laboratory industry has been the focus of major governmental enforcement initiatives. The U.S. government’s enforcement efforts have been conducted under regulations such as HIPAA, which includes several provisions related to fraud and abuse enforcement, including the establishment of a program to coordinate and fund U.S., state and local law enforcement efforts, and the Deficit Reduction Act of 2005, which includes requirements directed at Medicaid fraud, including increased spending on enforcement and financial incentives for states to adopt false claims act provisions similar to the U.S. False Claims Act. Amendments to the False Claims Act, and other enhancements to the U.S. fraud and abuse laws enacted as part of the ACA, have further increased fraud and abuse enforcement efforts and compliance risks. For example, the ACA established an obligation to report and refund overpayments from Medicare or Medicaid within 60 days of identification (whether or not paid through any fault of the recipient); failure to comply with this requirement can give rise to additional liability under the False Claims Act and Civil Monetary Penalties statute.

The U.S. Anti-Kickback Statute prohibits knowingly providing anything of value in return for, or to induce the referral of, Medicare, Medicaid or other U.S. healthcare program business. Violations can result in imprisonment, fines, penalties, and/or exclusion from participation in U.S. healthcare programs. The OIG has published “safe harbor” regulations that specify certain arrangements that are protected from prosecution under the Anti-Kickback Statute if all conditions of the relevant safe harbor are met. Failure to fit within a safe harbor does not necessarily constitute a violation of the Anti-Kickback Statute; rather, the arrangement would be subject to scrutiny by regulators and prosecutors and would be evaluated on a case-by-case basis. Many states have their own Medicaid anti-kickback laws, and several states also have anti-kickback laws that apply to all payers (i.e., not just government healthcare programs).

From time to time, the OIG issues alerts and other guidance on certain practices in the healthcare industry that implicate the Anti-Kickback Statute or other fraud and abuse laws. OIG Special Fraud Alerts and Advisory Opinions relevant to the Company set forth a number of practices allegedly engaged in by some clinical laboratories and healthcare providers that raise issues under the U.S. fraud and abuse laws, including the Anti-Kickback Statute. These practices include: (i) providing employees to furnish valuable services for physicians (other than collecting patient specimens for testing) that are typically the responsibility of the physicians’ staff; (ii) offering certain laboratory services at prices below fair market value in return for referrals of other tests that are billed to Medicare at higher rates; (iii) providing free testing to physicians’ managed care patients in situations where the referring physicians benefit from such reduced laboratory utilization; (iv) providing free pickup and disposal of biohazardous waste for physicians for items unrelated to a laboratory’s testing services; (v) providing general-use facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services; (vi) providing free testing for healthcare providers, their families and their employees (i.e., so-called “professional courtesy” testing); (vii) compensation paid by laboratories to physicians for blood specimen processing and for submitting patient data to registries; and (viii) the provision of discounts on laboratory services billed to customers in return for the referral of U.S. healthcare program business.

In addition to the Anti-Kickback Statute, in October 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018 (EKRA), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (SUPPORT Act). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. As drafted, an EKRA prohibition on incentive compensation to sales employees is inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. The Company is working through its trade association to address the scope of EKRA and is seeking clarification or correction.

Enrollment and re-enrollment in U.S. healthcare programs, including Medicare and Medicaid, are subject to certain program integrity requirements intended to protect the programs from fraud, waste, and abuse. In September 2019, CMS published a final rule implementing program integrity enhancements to provider enrollment requiring Medicare, Medicaid, and Children’s Health Insurance Program (CHIP) providers and suppliers to disclose on an enrollment application or a revalidation application any current or previous direct or indirect affiliation with a provider or supplier that (1) has uncollected debt; (2) has been or is subject to a payment suspension under a federal health care program; (3) has been or is excluded by the OIG from Medicare, Medicaid, or CHIP; or (4) has had its Medicare, Medicaid, or CHIP billing privileges denied or revoked. This rule permits CMS to deny enrollment based on such an affiliation when CMS determines that the affiliation poses an undue risk of fraud, waste, or abuse. CMS is phasing in this new affiliation disclosure requirement.

Under another U.S. statute, known as the Stark Law or “physician self-referral” prohibition, physicians who have a financial or a compensation relationship with a commercial laboratory may not, unless an exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: i) fair market value compensation for the provision of items or services; ii) payments by physicians to a laboratory for commercial laboratory services; iii) ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; iv) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and v) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just government reimbursement programs.

In December 2020, the OIG and CMS published final rules to amend the regulations implementing the Anti-Kickback Statute and the Stark Law, respectively. The amendments are primarily intended to alleviate perceived impediments to coordinated care and value-based compensation arrangements through new safe harbors to the Anti-Kickback Statute and new exceptions to the Stark Law, and have varying degrees of applicability to laboratories. The CMS final rule incorporates laboratories and permits support for value-based arrangements, under certain conditions for purposes of the Stark Law. However, the OIG final rule excludes laboratories from protection under the Anti-Kickback Statute safe harbors for value-based arrangements.

There are a variety of other types of U.S. and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. The Company seeks to conduct its business in compliance with all U.S. and state fraud and abuse laws. The Company is unable to predict how these laws will be applied in the future, and no assurances can be given that its arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid, and other U.S. or state healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a U.S. healthcare program, or material loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on the Company’s business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on the Company’s business.

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

Our principal competition for our lab diagnostic services are commercial laboratories, such as Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, both all of which have significant infrastructures and resources to support their diagnostic processing services. In addition, we compete with large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering COVID-19 and other RPP Molecular tests. Additionally, we compete against regional clinical laboratories providing diagnostic testing, including Interpace Biosciences, Inc.

Human Capital Management

We consider talent attraction, development, engagement and retention a key driver to our business success.  We are committed to developing a comprehensive, cohesive and positive company culture and employee experience.  At December 31, 2020, we employed 95 full-time employees, of which 47 were engaged in our contract manufacturing operations and 37 employees were providing diagnostic services. The remaining employees were involved in an executive, sales, marketing or administrative capacity.

We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness; talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

We are committed to fostering an environment where all employees can grow and thrive. A diverse workforce results in a broader range of perspectives, helping drive our commitment to innovation. Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our cash and equity incentive plans are to attract, retain and reward personnel through the granting of cash-based and stock-based compensation awards, in order to increase stockholder value and the success of our Company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

The success of our business is fundamentally connected to the well-being of our employees. We understand that good health leads to better performance. We provide our employees and their families with access to a variety of flexible and convenient health and wellness programs, health reimbursement accounts and retirement savings plan  Our health and wellness programs include benefits that provide support to manage events that may require time away from work or that impact their financial well-being and that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors. We regularly evaluate our benefits package to make modifications that are aligned with the competitive landscape, legislative changes, and the unique needs of our business and culture.

Corporate Information

ProPhase was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. Our principal executive offices are located at 711 Stewart Avenue, Garden City, New York 11530 and our telephone number is 215-345-0919.

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

Risks Related to Our Business

We have a history of losses.

We have experienced net losses from continuing operations before income tax for our last two fiscal years. As of December 31, 2020, we had working capital of approximately $9.6 million, which we believe is an acceptable and adequate level of working capital to support our business for at least the next twelve months ending March 2022. Following the sale of our Cold-EEZE™ business in March 2017, we have been actively exploring new product technologies, applications, product line extensions and other new product opportunities.  In October 2020, we purchased our first CLIA licensed laboratory in Old Bridge, New Jersey, where we offer a variety of important medical tests, including, among others, COVID-19 diagnostic testing and Respiratory Pathogen Panel (RPP) Molecular tests. In December 2020, we expanded our diagnostic services to a second location in Garden City, New York. We may in the future consider and pursue investments and acquisitions in other sectors and industries. There can be no assurance that our diagnostic services business will succeed or that we will be successful in initiating or acquiring any new lines of business in the future, or that any such new lines of business will achieve profitability.

The loss of sales to any one or more of our large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

For each of Fiscal 2020 and 2019, our revenues from continuing operations came principally from our contract manufacturing services. Two third-party contract manufacturing customers, accounted for 47.1% and 17.2%, respectively of Fiscal 2020 revenues. Three third-party contract manufacturing customers, accounted for 36.5%, 30.5% and 11.1%, respectively, of Fiscal 2019 revenues. The loss of sales to any one or more of these third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

We have a limited operating history in the diagnostic testing services business. There can be no assurance that we will be able to successfully offer, perform or generate revenues from our lab diagnostic services.

Despite our management’s extensive experience in the healthcare industry, we had no specific experience operating a diagnostic services business prior to entering this field in November 2020. We face substantial risks and uncertainties to which our diagnostic services business is subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments, and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic services business may not succeed.

Our ability to generate revenues from COVID-19 and other RPP molecular testing, and our ability to generate profits from our diagnostic services business, will depend on a variety of factors, including:

●	the level of demand for COVID-19 and other diagnostic testing, the price we are able to receive for performing our testing services, and the length of time for which that demand persists;

●	the availability of COVID-19 testing from other laboratories;

●	the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations;

●	our ability to maintain our status as an authorized laboratory to perform COVID-19 and other diagnostic testing and related services and to respond to any changes in regulatory requirements;

●	the potential for supply disruptions and our reliance on certain single-source suppliers;

●	the potential for disruption in the delivery of patient samples to our laboratory;

●	the capacity of our laboratory to satisfy both COVID-19 testing and other testing demands;

●	the extent to which we choose to allocate limited laboratory capacity, supplies and other resources to areas of our business other than COVID-19 testing;

●	the complexity of billing for, and collecting revenue for, our testing services;

●	our ability to maintain laboratory operations during the COVID-19 pandemic and to perform the test accurately and punctually;

●	our ability to expand and or diversity our diagnostic services and

●	the ease of use of our ordering and reporting process.

In addition, the process of building and expanding our lab diagnostic service business may divert resources and distract management’s attention from other areas of our business that may be more profitable or strategic. If we are unable to successfully provide diagnostic services while continuing to operate our existing manufacturing and dietary supplements business, our results of operations, financial position and reputation may suffer.

If demand for COVID-19 testing decreases or becomes no longer necessary and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially harmed and our $3.0 million Secured Promissory Note receivable could become uncollectable.

There can be no assurance that demand for our COVID-19 testing services will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events. If there is no demand for our COVID-19 testing services, and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially harmed. Similarly, the business of the issuer of our $3.0 million secured note (“Secured Note”), who is also in the diagnostic test processing business, could also be harmed, leading to their inability to repay amounts due and owed to us under the Secured Note. If the issuer is unable to pay amounts owed to us under the Secured Note receivable, we may be required to pursue legal remedies in order to recoup amounts owed to us.

We may require additional capital to support our growing diagnostic services business and product development and commercialization programs and additional funding may not be available to us on acceptable terms, or at all.

We may require additional capital to support our growing diagnostic services business and consumer product development and commercialization programs. The amount of capital that may be needed to support our business will depend on many factors which may include, but are not limited to (i) the revenue we generate from our lab diagnostic services, contract manufacturing services and dietary supplement sales, (ii) the expenses we incur in growing our lab diagnostic business and marketing our manufacturing capabilities and dietary supplement line; (iii) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required, and (iv) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of our products.

Income from our diagnostic services business, contract manufacturing business and TK Supplements® products line may not generate all the funds we need to support the growth of our diagnostic services business and future product development and commercialization. To the extent that we do not generate sufficient cash from operations, we may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we seek to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital. Additional funding may not be available to us on acceptable terms, or at all.

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

Disruptions to our supply chain or increases in the price or adulteration of key raw materials needed for our businesses could materially and adversely affect our business, financial condition and results of operations.

Disruptions to our supply chain, including our access to raw materials necessary for our contract manufacturing business and TK Supplements® product line as well as access to COVID-19 testing supplies and personal protective equipment for our diagnostic services business, could have a material impact on our business, financial condition and results of operations. The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, third parties that are critical to our businesses, including vendors, suppliers, and business partners. While our businesses have not been impacted up to this point by the COVID-19 pandemic, it is difficult if not impossible to predict, whether that may change in the future.

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

In addition, if we are no longer able to obtain the resources, raw materials or components we need from one or more of our suppliers on terms reasonable to us or at all, including as a result of the increased demand that may be placed on our suppliers as a result of public health epidemics such as the COVID-19 pandemic, our customer relationships could be materially and adversely affected, which could have a material impact on our business, financial condition and results of operations.

Disruptions at our PMI manufacturing facilities or any loss of manufacturing certifications could materially and adversely affect our business, financial condition, results of operations and customer relationships.

Any significant disruption at our manufacturing facility for any reason, including regulatory requirements, an FDA determination that the facility is not in compliance with the applicable cGMP regulations, the loss of certifications, power interruptions, destruction or damage to the facility or disruptions related to the COVID-19 pandemic, could disrupt our ability to manufacture products for our contract manufacturing customers and any of our own branded products. Any such disruption could have a material adverse effect on our business, financial condition and results of operations.

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

Our principal competition for our lab diagnostic services are commercial laboratories, such as Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, both all of which have significant infrastructures and resources to support their diagnostic processing services. In addition, we compete with large, multispecialty group medical clinics, health systems and academic medical university-based clinics may provide in-house clinical laboratories offering COVID-19 and other RPP Molecular tests. Additionally, we compete against regional clinical laboratories providing diagnostic testing, including Interpace Biosciences, Inc. If we are unable to compete effectively, our earnings may be significantly negatively impacted.

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

Based on our Section 382 analysis, we do not believe our current net operating loss carryforwards are subject to these limitations as of December 31, 2020.

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

Risks Related to Governmental Regulation and Litigation

Our contract manufacturing and dietary supplement businesses are subject to extensive governmental regulation.

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

Our diagnostic business could be harmed by the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state or local agencies in the United States.

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

We use potentially hazardous materials, chemicals and patient samples in our business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our lab diagnostic services involves the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. We are subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict operations.

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

Billing for diagnostic testing services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, government groups, Medicare and Medicaid. We expect that the majority of our billing and related operations will be provided by a third party. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government health care programs may result in various consequences, including the return of overpayments, civil and criminal fines and penalties, exclusion from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against health care companies on behalf of the government.

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

We depend on third parties to provide services critical to our diagnostic testing business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our diagnostic testing business, including diagnostic lab equipment, supplies, ground and air transport of clinical and diagnostic testing supplies and specimens, research products, and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we are. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise. In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

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

We are also required to collect and maintain personal information about our employees as well as receive and transfer certain payment information, to accept payments from our customers, including credit card information. Most states have adopted laws requiring notification of affected individuals and state regulators in the event of a breach of personal information, which is a broader class of information than the health information protected by HIPAA. Many state laws impose significant data security requirements, such as encryption or mandatory contractual terms to ensure ongoing protection of personal information. Activities outside of the United States implicate local and national data protection standards, impose additional compliance requirements, and generate additional risks of enforcement for non-compliance. The collection and use of such information may be subject to contractual obligations as well. If the security and information systems that we or our outsourced third-party providers use to store or process such information are compromised or if we, or such third parties, otherwise fail to comply with these laws, regulations, and contractual obligations, we could face litigation and the imposition of penalties that could adversely affect our financial performance.

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

Risks Related to Our Common Stock and Governance Matters

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

Our Chief Executive Officer and Chairman of the Board of Directors owns a substantial amount of our common stock.

As of March 31, 2021, our Chief Executive Officer and Chairman of the Board of Directors beneficially owned approximately 29.3% of our common stock. As such, our Chief Executive Officer may exert significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

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

Our corporate headquarters are located in Garden City, New York. We leased this property commencing in December 2020. Our headquarters are approximately 25,000 square feet and are comprised of lab diagnostic area with storage area and office space. Our second location is approximately 4,000 square feet and is comprised of lab diagnostic area with storage area and office space in Old Bridge, NJ. We leased additional administrative office space of approximately 2,000 square feet in Fort Washington, PA. Our principal manufacturing facility is located in Lebanon, Pennsylvania. The facility was purchased in October 2004. The facility has a total area of approximately 57,500 square feet and is comprised of manufacturing, warehousing and office space. We believe that our existing facilities are adequate at this time and do not anticipate the need for additional facilities in the foreseeable future.

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

As of March 24, 2021, there were approximately 200 holders of record.

Securities Authorized Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a diversified medical science and technology company with deep experience with OTC consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: consumer products and diagnostic services. Until late 2020 we were engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, in December 2020, we also began to offer COVID-19 and other respiratory pathogen panel (RPP) molecular tests through our new diagnostic services business.

Our wholly-owned subsidiary, PMI, is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products. The dietary supplements are developed and marketed under the TK Supplements® brand name.

Our wholly-owned subsidiary, ProPhase Diagnostics, formed on October 9, 2020, offers a variety of important medical tests, including COVID-19 and (RPP) molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”) for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, CPM, Pride Diagnostics and other parties named therein CPM (which is now known as ProPhase Diagnostics NJ, Inc.) is the owner of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which ProPhase Diagnostics acquired as part of the transaction. As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic services business with the signing of a lease and the recent build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

We continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer healthcare products and diagnostics services industries.

Results of Operations from Continuing Operations

Fiscal 2020 compared with Fiscal 2019

Net sales for Fiscal 2020 increased $4.6 million to $14.5 million as compared to $9.9 million for Fiscal 2019. The increase in net sales for Fiscal 2020 as compared to Fiscal 2019 is principally due to increased third party customer orders in contract manufacturing and revenue of $1.3 million related to our new diagnostic services business.

Cost of sales for Fiscal 2020 were $9.9 million as compared to $7.3 million for Fiscal 2019. We realized a gross profit $4.6 million for Fiscal 2020 as compared to $2.6 million for Fiscal 2019. For Fiscal 2020, our gross margin was 31.8% as compared to 26.5% for Fiscal 2019. Such increase in gross margin for Fiscal 2020 as compared to Fiscal 2019 is principally due to (i) an increase in the absorption of fixed production costs and (ii) fluctuations in our product mix and pricing fluctuations from period to period and increased margins generally associated with the new diagnostic services business. Gross margins have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Sales and marketing expense for Fiscal 2020 was $1.3 million as compared to $1.0 million for Fiscal 2019. The increase in sales and marketing expenses of $245,000 was related to an increase in advertising expenses for our retail consumer products and the new diagnostic services business.

Administrative expense increased $2.2 million for Fiscal 2020 to $6.7 million as compared to $4.5 million in Fiscal 2019. The increase in administrative expense for Fiscal 2020 as compared to Fiscal 2019 was principally due to greater professional and legal fees resulting from, in part, our entry into the diagnostic services business. In addition, share-based compensation expense increased by $715,000.

Research and development costs for Fiscal 2020 and 2019 were $663,000 and $332,000, respectively. The increase of $301,000 in research and development costs for Fiscal 2020 as compared to Fiscal 2019 was principally due to validation costs associated with diagnostic services in the current period.

Net interest income for Fiscal 2020 was $62,000 as compared to $133,000 for Fiscal 2019. The decrease in interest income in Fiscal 2020 as compared to Fiscal 2019 is principally due to a lower average account balance in our investment account. Interest expense for Fiscal 2020 was $295,000 as compared to $0 for Fiscal 2019. The increase in interest expenses in Fiscal 2020 as compared to Fiscal 2019 is principally due to the interest on the unsecured promissory notes issued in September 2020.

As a result of the effects of the above, the loss from continuing operations for Fiscal 2020 was $2.33 million, or ($0.18) per share, as compared to a loss from continuing operations of $3.1 million, or ($0.27) per share, for Fiscal 2019. In Fiscal 2020, we recognized a $1.9 million gain on the sales of real estate that contributed to a lower loss from operation. The gain from discontinued operations for Fiscal 2020 was $201,000, or $0.02 per share, as compared to a loss of $40,000, or ($0.00) per share, for Fiscal 2019. Net loss for Fiscal 2020 was $2.1 million, or ($0.18) per share, as compared to $3.1 million, or ($0.27) per share for Fiscal 2019.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable securities as of December 31, 2020 were $8.5 million as compared to $1.4 million at December 31, 2019. Our working capital was $9.6 million and $9.0 million as of December 31, 2020 and 2019, respectively. The increase of $7.1 million in our cash and cash equivalents and marketable securities balance for the 12 months ended December 31, 2020 was principally due the following (i) the release of the escrow funds of $4.8 million by Mylan, (ii) our receipt of two loans for total proceeds of $10 million,and (ii) the sale of our corporate headquarters for $2.2 million offset by (i) the issuance of a net $3.00 million promissory note receivable, (ii) acquisition of a new CLIA accredited laboratory for $2.5 million, and (iii) our investment in capital expenditures, prepaid supplies and inventory for our the diagnostic services business of $5.1 million.

As a consequence of the seasonality of our business, we realize variations in operating results and demand for working capital from quarter to quarter.

COVID-19

The COVID-19 pandemic has not had a material impact on our business to date, although we did experience higher than normal net sales for Fiscal 2020, primarily as a result of increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

In October 2020, we acquired our first CLIA accredited laboratory that offers a variety of important medical tests, including, among others, COVID-19 diagnostic testing services. In December 2020, we acquired our second diagnostic testing facility. While we expect revenues to continue to increase as result of our new business line, we will need to continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these services. There can be no assurance that our efforts to offer and perform COVID-19 testing will be successful and that we will be able to generate a profit.

The ultimate impact of COVID-19 on our business will depend on many factors beyond our knowledge or control, including the duration and severity of the outbreak, the timing, scope and effectiveness of federal, state and local governmental responses to the COVID-19 pandemic, and the extent of business disruptions caused by the pandemic, including as a result of travel restrictions, quarantines, social distancing requirements and business closures in the United States and other countries in order to contain and treat the virus. We may also be impacted by changes in the severity of the COVID-19 pandemic at different times in the various cities and regions where we operate and offer diagnostic testing services. Also, there can be no assurance that demand for our COVID-19 testing services will continue to exist in the future due to successful containment efforts, the successful vaccination of a majority of Americans, or due to other events. If there is no demand for our COVID-19 testing services, and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially harmed. For these reasons, we are unable to estimate the extent to which COVID-19 will negatively impact our financial results or liquidity.

The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to develop and commercialize products.

September 2020 Notes

On September 15, 2020, we issued two unsecured, partially convertible promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors. We intend to use the proceeds from the September 2020 Notes for working capital and general corporate purposes, which may include capital expenditures, product development and commercialization expenditures, and acquisitions of companies, businesses, technologies and products.

September 2020 Notes

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors. We used the proceeds from the September 2020 Notes for working capital and general corporate purposes, which included capital expenditures and acquisitions of companies, businesses.

January 2021 Offerings

In January 2021, we completed two separate equity offerings whereby we issued a total of 3,550,000 shares of our common stock for net proceeds of $40.6 million. The net proceeds derived from these equity offerings will be used principally for the expansion of our diagnostics services business.

General

Management is not aware of any other trends, events or uncertainties that have or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) revenue or income from continuing operations. Any challenge to our trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is subject to seasonal variations that impact our liquidity and working capital during the course of our fiscal year and is now subject to the demand for COVID testing in our diagnostic services business.

To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new business opportunities. In the event that our available cash is insufficient to support such initiatives and the development of our new diagnostic service business, we may need to incur indebtedness or issue common stock to finance plans for growth. Volatility in the credit markets and the liquidity of major financial institutions may have an adverse effect on our ability to fund our business strategy through borrowings, under either existing or newly created loan instruments, or the sale of securities in the public or private markets on terms that we believe to be reasonable, if at all.

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

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of goodwill, intangibles and property and equipment, income tax valuations and assumptions related to accrued advertising. The estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Revenue Recognition and Accounts Receivables

We generate revenue principally through two types of revenue streams, diagnostic services and consumer products with two types of customers, contract manufacturing customers and retail customers. The process for estimating revenues and the ultimate collection of receivables involves assumptions and judgments.

Revenue from our diagnostic services are recognized when the lab test is complete and the diagnostic test result is provided to the customer. Revenue from our consumer products is recognized when the shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. In 2020, we had $14.5 million of net sales of which approximately $12.3 million were from contract manufacturing customers, $1.0 million of our sales were from retailer sales and $1.2 million were from diagnostic services. We bill the providers at standard price and take into consideration for negotiated discounts and an anticipated reimbursement remittance adjustments based on, the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that may vary from the listed contract price.

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

Our return policy accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded designated expiration date. The following is a summary of the change in the return provision for the years ended December 31, 2019 to the year ended December 31, 2020 (in thousands):

Amount
Return provision at December 31, 2019	$169
Net change in the return provision Fiscal 2020	122
Return provision at December 31, 2020	$291

For Fiscal 2020, the return provision increased by $122,000. The increase in the return provision was principally due to net returns associated with Fiscal 2020.

A one percent deviation for these sales allowance provisions for Fiscal 2020 and 2019 would affect net sales by approximately $10,000 and $8,600, respectively.

Additionally, accrued advertising and other allowances from retail as of December 31, 2020 include $463,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities. As of December 31, 2019, accrued advertising and other allowances from retail revenue include $92,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

Goodwill and Long lived Assets

We review our goodwill at least annually for impairment as well as the carrying value of goodwill and our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be fully recoverable. When it is determined that the carrying amount of long-lived assets or goodwill is impaired, impairment is measured by comparing an asset’s estimated fair value to its carrying value. The determination of fair value is based on quoted market prices in active markets, if available, or independent appraisals; sales price negotiations; or projected future cash flows discounted at a rate determined by management to be commensurate with our business risk. The estimation of fair value utilizing discounted forecasted cash flows includes significant judgments regarding assumptions of revenue, operating and marketing costs; selling and administrative expenses; interest rates; property and equipment additions and retirements; and industry competition, general economic and business conditions, among other factors.

Management has determined that there was no impairment to our long-lived assets and goodwill on the basis of a review of a discounted cash flow analysis, which for goodwill is performed at the level of the subsidiaries to which the goodwill relates. If there is a material change in the assumptions used in the determination of fair value or a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

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

We recognizes in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the TCJA enactment date. We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net current and non-current deferred tax asset is being provided.

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

Like virtually all commercial enterprises, we may be exposed to the risk (“market risk”) that the cash flows to be received or paid relating to certain financial instruments could change as a result of changes in interest rate, exchange rates, commodity prices, equity prices and other market changes.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ProPhase Labs, Inc., Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProPhase Labs, Inc., Inc. and subsidiaries (the “Company” or “ProPhase”) as of December 31, 2020 and the related consolidated statements of operations and comprehensive income (loss), statements of changes in stockholders’ equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Secured Promissory Note Receivable (“the Note”) Realization

The Note, as amended and restated, was entered into with a company (the borrower) pursuant to which ProPhase loaned $3.0 million while also entering into a consulting agreement with the borrower, as disclosed in Notes 12 and 16. In January 2021, the consulting agreement was terminated and the Note was amended. The January 2021 amendment required repayments to be based, in part, on a percentage of certain diagnostic test revenue, as defined, performed by the borrower. The ultimate realization of the Note requires management to make significant assumptions and subjective judgments about the ability to receive repayment from a percentage of the borrower’s diagnostic test revenue, as well as from the borrower’s creditworthiness and viability. Given the subjectivity of these estimates, performing audit procedures to evaluate whether the note receivable was appropriately recorded at December 31, 2020 required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

Addressing this matter involved procedures to test whether the underlying data used in management’s projections, including diagnostic test volume and revenue the borrower achieved prior to this amendment, as well as the payments remitted to date. Our procedures also included reviewing the borrowers diagnostic test volume reported through the financial statement issuance date but not yet been remitted to the Company. We further evaluated how this information and other assumptions were used to forecast the future repayment stream based on the borrower’s expected diagnostic testing. Further, we made direct inquires and reviewed management’s assessment of the borrowers current financial condition regarding their creditworthiness and viability.

Critical Audit Matter Description

Diagnostic Service Variable Consideration and Receivable Allowances

As described in Note 2 to the consolidated financial statements, the Company’s diagnostic revenue is derived from third party insurers and government agencies. Management estimates the amount of consideration it expects to receive for providing the diagnostic services based on reimbursement allowances from insurance providers (including payer denials) and uninsured patient reimbursement allowances from government agency programs. Net revenues and accounts receivable recognized are billed based on standard test rates, net of allowances for expected reimbursements. Given the nature of these estimates and the variables, performing audit procedures to evaluate appropriate revenue recognition required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures which included gaining an understanding of the internal controls relating to the diagnostic services’ billing and collection process and testing the completeness and accuracy of the Company’s billing system. These procedures also included, among other things, performing transaction testing on a sample of diagnostic tests performed which included assessing payer mix and reimbursements to date for each respective payer. We also compared management’s estimated allowances at year-end to actual reimbursements received through the financial statement issuance date, weighted by payer mix.

/s/ Friedman LLP

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ProPhase Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProPhase Labs, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ EisnerAmper LLP

We have served as the Company’s auditor from 2010 through 2020.

EISNERAMPER LLP

Iselin, New Jersey

March 26, 2020

PROPHASE LABS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$6,816	$434
Marketable debt securities, available for sale	1,639	926
Escrow receivable	-	4,812
Accounts receivable, net	3,155	2,010
Inventory, net	3,039	1,459
Prepaid expenses and other current assets	1,238	304
Total current assets	15,887	9,945

Property, plant and equipment, net of accumulated depreciation of $5,021 and $6,252, respectively	3,578	2,329
Secured promissory note receivable, net	2,750	-
Prepaid expenses, net of current portion	2,084	-
Right-of-use asset, net	4,731	-
Intangible asset, net of accumulated amortization of $73	1,234	-
Goodwill	901	-
Other assets	240	-
TOTAL ASSETS	$31,405	$12,274

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,771	$432
Accrued advertising and other allowances	463	92
Lease liabilities	329	-
Other current liabilities	1,731	409
Total current liabilities	6,294	933

Non-current liabilities:
Deferred revenue, net of current portion	162	110
Unsecured convertible promissory notes, net	9,991	-
Lease liabilities, net of current portion	4,402	-
Total non-current liabilities	14,555	110
Total liabilities	20,849	1,043

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 28,256,275 and 28,225,615 shares, respectively	14	14
Additional paid-in capital	61,674	60,215
Accumulated deficit	(3,631)	(1,506)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares, respectively	(47,490)	(47,490)
Accumulated comprehensive loss	(11)	(2)
Total stockholders’ equity	10,556	11,231
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,405	$12,274

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the Years Ended
	December 31, 2020	December 31, 2019
Net sales	$14,514	$9,876
Cost of sales	9,908	7,261
Gross profit	4,606	2,615

Operating expenses:
Sales and marketing	1,287	1,042
General and administration	6,671	4,480
Research and development	633	332
Total operating expenses	8,591	5,854
Gain on sale of real estate	1,892	-
Loss from operations	(2,093)	(3,239)

Interest income, net	62	133
Interest expense	(295)	-
Loss from continuing operations	(2,326)	(3,106)

Discontinued Operations:
Income (loss) from discontinued operations	201	(40)
Income (loss) from discontinued operations	201	(40)
Net loss	$(2,125)	$(3,146)

Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(9)	22
Total comprehensive loss	$(2,134)	$(3,124)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.20)	$(0.27)
Income (loss) from discontinued operations	0.02	(0.00)
Net loss per share	$(0.18)	$(0.27)

Weighted average common shares outstanding:
Basic and diluted	11,595	11,564

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock
	Shares Outstanding,		Additional		Accumulated
	Net of Shares of	Par	Paid in	Accumulated	Comprehensive	Treasury
	Treasury Stock	Value	Capital	Deficit	Income (loss)	Stock	Total
Balance as of January 1, 2019	11,549,519	$14	$59,471	$4,533	$(24)	$(47,490)	$16,504

Cash dividends	-	-	-	(2,893)	-	-	(2,893)

Unrealized gain on marketable debt securities, net of realized losses of $12, net of taxes	-	-	-	-	22	-	22

Stock-based compensation	24,074	-	744	-	-	-	744

Net loss	-	-	-	(3,146)	-	-	(3,146)

Balance as of December 31, 2019	11,573,593	14	60,215	(1,506)	(2)	(47,490)	11,231

Unrealized loss on marketable debt securities, net of realized losses of $4, net of taxes	-	-	-	-	(9)	-	(9)

Stock-based compensation	30,660	-	1,459	-	-	-	1,459

Net loss	-	-	-	(2,125)	-	-	(2,125)

Balance as of December 31, 2020	11,604,253	$14	$61,674	$(3,631)	$(11)	$(47,490)	$10,556

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net loss	$(2,125)	$(3,146)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gain) loss on marketable debt securities	(2)	12
(Gain) loss on discontinued operations, net of taxes	(201)	40
Depreciation and amortization	449	398
Amortization of debt discount	1	-
Amortization on right-of-use assets	9	-
Lower of cost or net realizable value inventory adjustment	68	-
Consulting expense paid through reduction of secured promissory note receivable	250
Stock-based compensation expense	1,459	744
Gain on sale of real estate	(1,892)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,039)	936
Inventory	(1,468)	444
Prepaid and other assets	(3,005)	(8)
Other assets	(240)	-
Accounts payable and accrued expenses	3,339	(14)
Lease liabilities	(9)	-
Other liabilities	1,814	(247)
Net cash provided by (used in) operating activities	(2,592)	(841)

Cash flows from investing activities
Issuance of secured promissory note receivable	(3,000)	-
Purchase of marketable securities	(4,560)	(3,137)
Proceeds from sale of marketable debt securities	3,840	8,908
Escrow receivable	4,812	-
Capital expenditures	(1,689)	(228)
Acquisition of Confucius Labs	(2,500)	-
Proceeds from sale of building, net	2,081	-
Net cash (used in) provided by investing activities	(1,016)	5,543

Cash flows from financing activities
Payment of dividends	-	(5,822)
Issuance costs on unsecured convertible promissory notes	(10)	-
Proceeds from unsecured convertible promissory notes	10,000	-
Net cash provided by (used in) financing activities	9,990	(5,822)

Increase (decrease) in cash and cash equivalents	6,382	(1,120)
Cash and cash equivalents, at the beginning of the year	434	1,554
Cash and cash equivalents, at the end of the year	$6,816	$434

Supplemental disclosures:
Cash paid for income taxes	$-	$103
Interest payment on the promissory ntoes	$250	$-

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$4,740	-
Net unrealized (loss) gain, investments in marketable debt securities	$(9)	$22

See accompanying notes to consolidated financial statements

Note 1 – Organization and Business

ProPhase Labs, Inc. (“ProPhase or the “Company”) is a diversified medical science and technology company with deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: consumer products and diagnostic services. Until late 2020, we were engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and other respiratory pathogen panel (RPP) molecular tests through our new diagnostic service business.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and Respiratory Pathogen Panel (RPP) Molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”) for approximately $2.5 million in cash (see Note 3) which a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey. As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the signing of a lease and the recent build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

We use a December 31 year-end for financial reporting purposes. References in this Annual Report to “Fiscal 2020” mean the fiscal year ended December 31, 2020 and references to other “Fiscal” years mean the year that ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

We own and operate a manufacturing facility and manufacturing business in Lebanon, Pennsylvania, and relocated our headquarters in Garden City, New York as of January 2021. As part of the sale of the Cold-EEZE® business, we entered into a manufacturing agreement with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) and our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), to supply various Cold-EEZE® lozenge products to Mylan. In addition to the production services we provide to Mylan under the manufacturing agreement, we also produce OTC healthcare and dietary supplement products for other third-party customers in addition to performing operational tasks such as warehousing and shipping.

We are also engaged in development and distribution of a product line of OTC dietary supplements under the brand name of TK Supplements®. The TK Supplements® product line comprises two men’s health products: (i) Legendz XL® for sexual health, and (ii) Triple Edge XL®, an energy booster plus testosterone support. In addition to developing direct-to-consumer marketing strategies for Legendz XL®, we are currently in distribution in a national chain drug retailers and several regional retailers.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated.

Segments

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. The Company has two operating segments: diagnostic services and consumer products.

Seasonality of the Business and Liquidity

A significant portion of our net sales are derived from our contract manufacturing of OTC healthcare and dietary supplement products sold in the United States. In addition, we are engaged in market activities for the TK Supplements® product line of dietary supplements and diagnostic services.

Our consumer sales are influenced by and subject to (i) the timing of acceptance of our TK Supplements® products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

The diagnostic service business is influenced by the level of demand for COVID-19 and other diagnostic testing, the price we are able to receive for performing our testing services, and the length of time for which that demand persists, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

As of December 31, 2020, we had working capital of approximately $9.6 million, including $1.6 million marketable securities available for sale.

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, diagnostic services reimbursements, inventory obsolescence, useful lives of property and equipment, impairment of property and equipment, income tax valuations and assumptions related to accrued advertising. When providing for the appropriate sales returns, allowances, cash discounts and cooperative incentive promotion costs (“sales allowances”), we apply a uniform and consistent method for making certain assumptions for estimating these provisions. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with an initial maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these investments.

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as other interest income (expense). The investments carry maturity dates between one and three years from date of purchase with interest rates of 0.85% - 3.35% during Fiscal 2020. The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see long-lived assets below) (in thousands):

	As of December 31, 2020
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$1,021	$(7)	$1,014
Corporate obligations	629	(4)	625
	$1,650	$(11)	$1,639

	As of December 31, 2019
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$125	$-	$125
Corporate obligations	803	(2)	801
	$928	$(2)	$926

Inventory, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established. At December 31, 2020 and 2019, the financial statements include adjustments to reduce inventory for excess, obsolete or short-dated shelf-life inventory of $167,000 and $360,824, respectively, The components of inventory are as follows (in thousands):

	December 31,	December 31,
	2020	2019
Raw materials	$3,460	$1,024
Work in process	437	299
Finished goods	170	136
	$4,067	$1,459

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

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC consumer healthcare products, dietary supplements and other remedies in order to compete on a national level and/or international level. In addition, with the October 2020 acquisition of CPM and the commencement of operations in February 2021 at our new Garden City, New York CLIA accredited laboratory, our diagnostic service business has significant availability and capacity which will be influence by the demand of diagnostic testing services, particularly COVID-19 as well as our marketing and service capabilities and regulatory requirements associated with operating under and maintaining our CLIA license.

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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2020, our cash and cash equivalents balance was $6.8 million and our bank balance was $7.4 million. Of the total bank balance, $0.5 million was covered by federal depository insurance and $6.9 million was uninsured at December 31, 2020.

Trade accounts receivable potentially subject us to credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our consumer products customer of the demand for our diagnostic services. We extend credit to our customers based upon an evaluation of the customer’s financial condition and credit history and generally we do not require collateral. Our customers include two customer classifications (i) consumer products companies and large national chain, regional, specialty and local retail stores associated with our consumer products business and (ii) healthcare institutions, insurance companies, corporation and individuals associated with our diagnostic services business. These credit concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts, reimbursement rates of amounts due to us. Based on our evaluation of our customer’s financial condition, payment patterns, balances due to us and other factors, we did not offset our account receivable with an allowance for bad debt at December 31, 2020 and December 31, 2019.

We also assess our note holder’s (see Note 12 & 16) financial condition, balances due to us and other factors, and based on this assessment. Based on this assessment, such notes are expected to be fully realizable and no reserve was deemed necessary at December 31, 2020.

In addition, see Note 13 - Customer Concentration Risk.

Leases

Effective January 1, 2019, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 842, Leases (“ASC 842”), using the required modified retrospective approach and utilizing the effective date as its date of initial application, for which prior periods are presented in accordance with the previous guidance in ASC 840, Leases (“ASC 840”).

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We have elected not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in the Company’s assessment unless there is reasonable certainty that we will renew.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which the Company could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment. (See Note 10)

In accordance with ASC 842, components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

Goodwill and Indefinite Lived Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects, if any, are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

We review goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values.

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

Marketable securities and assets held for sale are reflected in the consolidated financial statements at carrying value which approximates fair value. We account for our marketable securities at fair value, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The components of marketable debt securities are as follows (in thousands):

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,014	$-	$1,014
Corporate obligations	-	625	-	625
	$-	$1,639	$-	$1,639

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$125	$-	$125
Corporate obligations	-	801	-	801
	$-	$926	$-	$926

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the Fiscal 2020 and 2019.

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

Performance Obligations

We have historically generated sales principally through two types of customers, contract manufacturing and retail customers. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. Revenue from diagnostic services are recognized when the results are made available to the customer. Net sales from consumer products were $13.2 million and $1.3 million for diagnostic services, for Fiscal 2020 and $9.9 million for consumer products and no sales for diagnostic service in Fiscal 2019.

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s performance obligation for contract manufacturing and retail customers is to provide the goods ordered by the customer. For diagnostic services, the Company has one performance obligation, which is to provide the results of the laboratory test to the customer.

Transaction Price

For contract manufactures and retail revenue, the transaction price is fixed based upon either (i) the terms of a combined Master Agreement and each related purchase order, or (ii) if there is no Master Agreement, the price per the individual purchase order received from each customer. The customers are invoiced at an agreed upon contractual price for each unit ordered and delivered by the Company.

Revenue from retail customers is reduced for trade promotions, estimated sales returns and other allowances in the same period as the related sales are recorded. No such allowance is applicable to our contract manufacturing customers. We estimate potential future product returns and other allowances related to current period revenue. We analyze historical returns, current trends, and changes in customer and consumer demand when evaluating the adequacy of the sales returns and other allowances.

We do not accept returns in the contract manufacturing revenue stream. Our return policy for retailer customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time within which product may be returned. All requests for product returns must be submitted to us for pre-approval. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests for only products in its intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts.

Accrued advertising and other allowances from continuing operations as of December 31, 2020 included (i) $291,000 for estimated returns and allowances which is reported as a liability and (ii) $463,000 for cooperative and incentive promotion costs which is also reported as a liability. There were no accrued advertising and other allowances from discontinued operations as of December 31, 2020 As of December 31, 2019, accrued advertising and other allowances from continuing operations included (i) $37,000 for estimated returns which is reported as a liability and (ii) $92,000 for cooperative and incentive promotion costs which is also reported as a liability. Accrued advertising and other allowances from discontinued operations as of December 31, 2019 included (i) $132,000 for estimated returns, which is reported as a reduction to account receivables, and (ii) $76,000 for cooperative incentive promotion costs, which is reported as accrued advertising and other allowances under current liabilities.

We experienced a reduction in the estimate for returns and cooperative and incentive allowance costs in the amount of $201,000 which was recognized as income from discontinued operations associated with the sale of the Cold-EEZE® Business in Fiscal 2020. See Note 9.

For the diagnostic services business, a revenue transaction is initiated when we receive a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. We provide diagnostic services to a range of customers, including health plans, government agencies and consumers. In many cases, the customer that orders our services is not responsible for paying for these services. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party, such as a health plan, Medicare or Medicaid program and other government reimbursement programs. We bill the providers at standard price and take into consideration negotiated discounts and anticipated reimbursement remittance adjustments based on the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that vary from the listed contract price.

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to contract manufacturing and retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped. For diagnostic services, the Company satisfies its performance obligation at the point in time that the results are made available to the customer, which is when the customer benefits from the information contained in the results and obtains control.

Contract Balances

As of December 31, 2020, we have deferred revenue of $331,000 in relation to R&D stability and release testing programs recognized as contract manufacturing revenue. As of December 31, 2019, deferred revenue was $214,000. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates the Company’s deferred revenue by recognition period (in thousands):

Deferred Revenue
Recognition Period
0-12 Months	$169
13-24 Months	84
Over 24 Months	78
Total	$331

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three categories: contract manufacturing and retail customers and lab processing services. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for Fiscal 2020 and 2019 (in thousands):

	For the Years Ended
Revenue by Customer Type	December 31, 2020	December 31, 2019
Contract manufacturing	$12,252	$8,974
Retail and others	985	902
Diagnostic services	1,277	-
Total revenue	$14,514	$9,876

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred from continuing operations for Fiscal 2020 and 2019 were $766,000 and $443,000, respectively.

Share-Based Compensation

We recognize all share-based payments to employees and directors, including grants of stock options, as compensation expense in the financial statements based on their grant date fair values. The grant date fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period. We account for forfeitures as they occur.

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans (see Note 5). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted. For Fiscal 2020 and 2019, we charged to operations $1,178,000 and $744,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development

R&D costs are charged to operations in the period incurred, R&D costs incurred for Fiscal 2020 and 2019 were $633,000 and $332,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with the OTC health care products, dietary supplements and validation fees in association with the diagnostic services business including the validation work of the diagnostic services business.

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

We utilize a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than fifty percent likely of being realized upon ultimate settlement. Any interest or penalties related to income taxes will be recorded as interest or administrative expense, respectively.

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

Note 3 – Business Acquisition

On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of “CPM” for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, “CPM”, Pride Diagnostics LLC (“Pride Diagnostics”) and the members of Pride Diagnostics (together with Pride Diagnostics, the “Seller Parties”), and Arvind Gurnani, as representative of the Seller Parties. “CMP” Labs (now known as ProPhase Diagnostics NJ, Inc.) includes a 4,000 square foot (CLIA) accredited laboratory located in Old Bridge, New Jersey. On October 23, 2020 (the “Effective Date”), we entered into a Consulting Agreement with Mr. Gurnani for a six-month period from the Effective Date for an aggregate total of $300,000, which was subsequently terminated after two months of service.

Based on the preliminary valuation, the total consideration of $2.5 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows (amount in thousands):

Clinical lab material	$180
Lab equipment	112
Definite-lived intangible asset	1,307
Total assets acquired	1,599
Liabilities assumed	-
Net identifiable assets acquired	1,599
Goodwill	901
Total consideration	$2,500

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $901,000, which was primarily related to the acquisition of the assembled workforce. Other definite-lived intangible asset of approximate $1.3 million were related to the CLIA license which was determined to have an estimated useful life of three years.

We have not presented unaudited pro forma combined results of operations as if CPM was acquired as of the beginning of fiscal year 2019 because CPM had no revenue and minimal expenses and, as such, would have been immaterial to our reported losses.

The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

Note 4 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	December 31,	December 31,
	2020	2019	Estimated Useful Life
Land	$352	$504
Building improvements	1,729	3,113	10-39 years
Machinery and laboratory equipment	5,443	4,285	3-7 years
Computer equipment	881	472	3-5 years
Furniture and fixtures	194	207	5 years
	8,599	8,581
Less: accumulated depreciation	(5,021)	(6,251)
Total property, plant and equipment, net	$3,578	$2,329

Depreciation expense incurred for Fiscal 2020 and 2019 were $375,000 and $398,000, respectively.

On July 10, 2020, we entered into an Agreement of Sale and Purchase (the “Sale Agreement”) with Lenape Valley Foundation (the “Purchaser”), pursuant to which we agreed to sell our then corporate headquarters land and building located in Doylestown, Pennsylvania to the Purchaser for $2.2 million.

On November 13, 2020, we closed on the sale of our former corporate headquarters and relocated our headquarters to Garden City, New York in January 2021. The total sales price of the property, which was paid in cash, was $2.2 million, less closing costs and related expenses of approximately $134,000. As a consequence of the sale, we recorded $1.9 million gain from the sale of the real estate for Fiscal 2020.

Note 5 – Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock and one million shares of preferred stock, $0.0005 par value (“Preferred Stock”) per share.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2020, no shares of preferred stock have been issued. Our board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of preferred stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of preferred stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may, subject to any required stockholder approval amend from time to time our certificate of incorporation to increase the number of authorized shares of preferred stock or common stock or to make other changes or additions to our capital structure or the terms of our capital stock.

Common Stock Dividends

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

In Fiscal 2020, no cash dividends were declared.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan which, was has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of the fees of directors in stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of common stock that may be issued is equal to 675,000 shares.

During Fiscal 2020 and 2019, 30,660 and 24,074 shares, respectively, were granted to our directors under the 2010 Directors’ Plan. We recorded $53,000 and $62,000 of director fees during Fiscal 2020 and Fiscal 2019, respectively, in connection with these grants.

During Fiscal 2020, 200,000 options were granted to our directors under the 2010 Directors’ Plan at an exercise price of $2.83, the closing price of the Company’s common stock on the date of grant. The stock options will vest in four quarterly installments. We recorded $165,000 of compensation expenses for directors during Fiscal 2020, in connection with these grants. No options were granted in Fiscal 2019.

At December 31, 2020, there were 200,000 options outstanding and there were 128,126 shares of common stock available to be issued pursuant to the terms of the 2010 Directors’ Plan. No stock options were exercised during the Fiscal 2020.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of common stock that may be issued under the 2010 Plan is 3.9 million shares.

During Fiscal 2020,513,000 stock options were granted to our employees and non-employees under the 2010 Plan at an exercise price between $2.64 - $8.82 the closing price of the Company’s common stock on the date of grant with 25% of the stock options vested on the grant date, and 75% vesting over a 3-year period in equal annually installments. In addition, 510,000 options were granted during Fiscal 2020 in excess of the total amount allocated in the 2010 Plan. These options were excluded from the stock compensation expense calculation as the options require stockholder approval before we recognize the compensation expense.

During Fiscal 2019, the Company granted 200,000 stock options at an exercise price of $2.01, the closing price of the Company’s common stock on the date of grant, to certain employees. The stock options will vest in four equal annual installments beginning on the date of grant.

As of December 31, 2020, there were 1,295,000 stock options outstanding and 15,659 stock options available to be issued pursuant to the terms of the 2010 Plan.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of nonstatutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2.3 million shares. At April 12, 2018, all 2.3 million shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and, to date, no stock options have been exercised under the 2018 Stock Plan. We will recognize approximately $59,000 of share-based compensation expense over a weighted average period of 0.2 years.

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

The following table summarizes stock options activities during Fiscal 2020 and 2019 for both 2010 Plan and 2018 Stock Plan (in thousands, except per share data). All outstanding options are expected to vest.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2019	2,980	$1.82	4.8	$3,235
Granted	200	2.01	6.9	-
Forfeited/expired	(98)	2.81	-	-
Outstanding as of December 31, 2019	3,082	1.67	3.7	1,085
Granted	713	4.58	7.0	-
Outstanding as of December 31, 2020	3,795	$2.21	3.4	$26,441
Options vested and exercisable	3,007	$1.83	2.9	$22,101

The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2020 and 2019:

	For the years ended
	December 31,
	2020	2019
Exercise price	$4.58	$2.01
Expected term (years)	4.2	4.5
Expected stock price volatility	52%	42%
Risk-free rate of interest	0%	2%
Expected dividend yield (per share)	0%	0%

The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method. The fair value of the stock options at the time of the grant in Fiscal 2020 and 2019 was $1.4 million and $148,000, respectively. For Fiscal 2020 and 2019, we charged to operations approximately $1.2 million and $0.7 million, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned.

Warrants

During the second and third quarter of Fiscal 2020, 450,000 three year warrants were issued to various consultants with vesting terms of one year or less and exercise prices of $3.00 to $5.00 per share. The following table summarizes warrants activities during Fiscal 2020 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2020	-	$-	-
Warrants granted	450	3.22	3.0
Outstanding as of December 31, 2020	450	$3.22	2.7
Warrants vested and exercisable	115	$3.43	2.7

The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during Fiscal 2020:

For the year ended
December 31, 2020
Exercise price	$3.22
Expected term (years)	2.0
Expected stock price volatility	58%
Risk-free rate of interest	0%
Expected dividend yield (per share)	0%

As of December 31, 2020, there were 450,000 warrants outstanding and we recognized $178,000 of share-based compensation expense during Fiscal 2020.

Note 6 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2020 and 2019 were $71,000 and $84,000, respectively.

Note 7 – Income Taxes

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

For the Years Ended
	December 31, 2020	December 31, 2019
Continuing Operations
Current
Federal	$-	$-
State	12	-
	12	-
Deferred
Federal	-	-
State	-	-
Income taxes from Continuing Operations	12	-

Discontinued Operations
Current
Federal	-	-
State	-	-
	-	-
Deferred
Federal	-	-
State	-	-
Income taxes from Discontinued Operations	-	-

Total	$12	$-

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2020	2019
Statutory rate - federal	$(377)	$(660)
State taxes, net of federal benefit	(31)	(7)
Permanent differences and other	159	145
Income tax from continuing operation before valuation allowance	(249)	(522)

Change in valuation allowance	261	(522)

Income tax expense	12	-
Total	$12	$-

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	For the Years Ended
	December 31, 2020	December 31, 2019
Net operating loss and capital loss carryforward	$5,020	$4,605
Right of use asset	1,086	-
Other	370	198
Capital lease obligations	(1,086)	-
Depreciation	(419)	(93)
Valuation allowance	(4,971)	(4,710)
Total	$-	$-

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

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating losses (“NOL”) carryforwards could be used is more likely than not. As a result of ongoing losses from continuing operations the Company has concluded that it is more likely than not that it will not realize all of its deferred tax assets relating to federal and state filing jurisdictions. As of December 31, 2020, there is a valuation allowance of approximately $5.0 million. As of December 31, 2020, the Company has state NOL carryforwards of $1.1 million, which begin to expire in 2024 and federal NOL carryforwards of $3.9 million. The amount of the federal NOL generated prior to the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) of $2.6 million may be carried forward for 20 years and begins to expire in 2032. The remaining amount of $1.3 million federal NOL generated in years 2018 and after may be carried forward indefinitely and its utilization is limited to 80% of taxable income for tax year’s post 2020.

We file a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.

Note 8 – Other Current Liabilities

The following table sets forth the components of other current liabilities at December 31, 2020 and 2019, respectively (in thousands):

	December 31,	December 31,
	2020	2019
Accrued payroll	$464	$57
Accrued commissions	461	-
Accrued expenses	304	218
Accrued returns	291	-
Accrued income tax payable	8	-
Accrued benefits	30	25
Accrued vacation	4	5
Deferred revenue	169	104
Total other current liabilities	$1,731	$409

Note 9 – Commitments and Contingencies

Escrow Receivable

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

For Fiscal 2020 and 2019, we incurred income of $201,000 and costs of $40,000, respectively, which was recorded as income (loss) on sale of discontinued operations.

We have indemnification obligations to Mylan under the asset purchase agreement pursuant to which we sold the Cold-EEZE®  business to Mylan, that may require us to make future payments to Mylan and other related persons for any damages incurred by Mylan or such related persons as a result of any breaches of our representations, warranties, covenants or agreements contained in the asset purchase agreement, or arising from the Retained Liabilities (as such term is defined in the asset purchase agreement) or certain third party claims specified in the asset purchase agreement. Generally, our representations and warranties survive for a period of 24 months from the closing date, which was March 29, 2017, other than certain fundamental representations which survive until the expiration of the applicable statute of limitations. There is a limited indemnification cap with respect to a majority of the Company’s indemnification obligations under the asset purchase agreement with the exception of claims for actual fraud, the breach of any fundamental representations and certain other items, which have a larger indemnification cap (i.e., the purchase price).

Pursuant to the terms of the asset purchase agreement, we, Mylan, and an escrow agent entered into an Escrow Agreement at closing, pursuant to which Mylan deposited $5.0 million of the aggregate purchase price for the Cold-EEZE® business into an escrow account established with the escrow agent in order to satisfy, in whole or in part, certain of our indemnity obligations under the asset purchase agreement. Other than certain fundamental representations which survive until the expiration of the applicable statute of limitations, our representations and warranties under the agreement expired 24 months after the closing date, which was March 29, 2017.

On May 4, 2020, the final pending claim against our escrow account with Mylan was resolved and, as a result, the escrow agent released all funds from the escrow account to us on May 7, 2020, in the amount of $4.8 million.

Manufacturing Agreement

In connection with the asset purchase agreement with Mylan, the Company and its wholly-owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI will manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Mylan for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Future Obligations

We have estimated future minimum obligations for an executive’s employment agreement over the next five years as of December 31, 2020, as follows (in thousands):

Employment
Contracts
2021	$595
2022	675
2023	675
2024	675
2025	675
Total	$3,295

Litigation

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.

Note 10 – Leases

On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”) for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, CPM, Pride Diagnostics and other parties named therein CPM (which is now known as ProPhase Diagnostics NJ, Inc.) is the owner of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which ProPhase Diagnostics acquired as part of the transaction. As a result of this acquisition. ProPhase Diagnostics NJ, Inc. (f/k/a Confucius Labs) is the owner of a 4,000 square foot Clinical Laboratory Improvement Amendments (CLIA) accredited laboratory located in Old Bridge, New Jersey.

On December 8, 2020, the Company entered into a Lease Agreement (the “NY Lease”) with BRG Office L.L.C. and Unit 2 Associates L.L.C. (the “Landlord”), pursuant to which the Company has agreed to lease certain premises located on the second floor (the “Leased Premises”) of 711 Stewart Avenue, Garden City, New York (the “Building”). The Leased Premises serve as the Company’s second location, offering a wide range of laboratory testing services for diagnosis, screening and evaluation of diseases, including COVID-19 and Respiratory Pathogen Panel Molecular tests.

The New York Lease is effective as of December 8, 2020 and commenced in December 2020 when the facility was made available to us by the Landlord. Payments on the lease will begin upon the date of the Landlord’s substantial completion of certain improvements to the Leased Premises (the “Commencement Date”), as set forth in the NY Lease, targeted to be 35 days from the execution of the NY Lease. The initial term of the NY Lease is 10 years and seven months (the “Initial Term”), unless sooner terminated as provided in the NY Lease. We may extend the term of the NY Lease for one additional option period of five years. We have the option to terminate the NY Lease on the sixth anniversary of the Commencement Date, provided that we give the Landlord written notice not less than nine months and not more than 12 months in advance and that we pay the Landlord a termination fee as more particularly described in the NY Lease. The Landlord will provided a construction allowance to the Company in an aggregate amount not to exceed $250,795, to reimburse the Company for the cost of certain improvements to be made by the Company to the Leased Premises.

For the first year of the NY Lease, we will pay a base rent of $56,963 per month (subject to a seven month abatement period), with a gradual rental rate increase of 2.75% for each 12 month period thereafter in lieu of paying its proportionate share of common area operating expenses, culminating in a monthly base rent of $74,716 during the final months of the Initial Term. In addition to the monthly base rent, we are responsible for its proportionate share of real estate tax escalations in accordance with the terms of the NY Lease.

We also have a right of first refusal to lease certain additional space located on the ground floor of the Building containing 4,500 square feet and 4,600 square feet, as more particularly described in the NY Lease. We also has a right of first offer to purchase the Building during the term of the NY Lease.

At December 31, 2020, we had operating lease liabilities of approximately $4.7 million and right of use assets of approximately $4.7 million, which were included in the consolidated balance sheet.

The following summarizes quantitative information about our operating leases (amounts in thousands):

For the Year Ended December 31, 2020
Operating leases
Operating lease cost	$11
Variable lease cost	1
Operating lease expense	12
Short-term lease rent expense	-
Total rent expense	$12

For the Year Ended December 31, 2020
Operating cash flows used in operating leases	$(11)
Right-of-use assets obtained in exchange for operating lease liabilities	$4,740
Weighted-average remaining lease term – operating leases (in years)	10.3
Weighted-average discount rate – operating leases	10.00%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (amounts in thousands):

Year Ended December 31, 2021	$357
Year Ended December 31, 2022	774
Year Ended December 31, 2023	738
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Thereafter	4,659
Total	8,043
Less present value discount	(3,312)
Operating lease liabilities	$4,731

Note 11 –Unsecured Convertible Promissory Notes Payable

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

Note 12 – Consulting Agreement and Secured Promissory Note Receivable

Consulting Agreement

On September 25, 2020 (the “Effective Date”), we entered into a Consulting Agreement with a consultant (the “Consulting Agreement”). The Consulting Agreement will be effective for a period commencing on the Effective Date and expiring on September 1, 2022; provided, however, that we may terminate this agreement at any time on five days’ prior written notice.

During the term of the Consulting Agreement, the consultant will provide us with such regular and customary consulting advice as is reasonably requested by us. The consultant’s duties will also include, among other things, (i) identifying and introducing us to new opportunities in the medical technology and testing fields, (ii) assisting and advising us in acquiring one or more CLIA certified labs suitable for COVID-19 and other testing (“Test Labs”), (see Notes 3 and 10); (iii) assisting us in equipping and staffing any Test Labs acquired by us; (iv) advising and assisting in the operation of such Test Labs; (v) validating and obtaining certification of such Test Labs; and (vi) assisting us in obtaining a flow of business, orders and revenues from multiple sources in the industry, including but not limited to at least one significant, nation-wide manufacturer and distributor of COVID-19 saliva sample collection test kits (“COVID-19 Test Kits”).

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

All compensation earned by the consultant will first be applied to the acceleration and prepayment of all sums due to us, including but not limited to sums due pursuant to the Amended and Restated Secured Promissory Note (“Secured Note”) described below. Under the terms of the Consulting Agreement, the consultant will not be entitled to receive any payments pursuant to the Consulting Agreement unless and until the Secured Note has been paid in full. The total compensation that the consultant will be entitled to earn or to receive under the Consulting Agreement (inclusive of amounts credited against the Secured Note) will be capped at $4.0 million. See Note 16 for amendment subsequent to year end.

Promissory Note and Security Agreement

On September 25, 2020 (the “Restatement Effective Date”), we also entered into an Amended and Restated Promissory Note and Security Agreement with the consultant, pursuant to which we loaned $3.0 million to the consultant (inclusive of $1.0 million in the aggregate previously loaned to the consultant, as described below).

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

The entire remaining unpaid principal amount of the Secured Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Secured Note, will be due and payable, if not sooner paid, on September 30, 2022. The Secured Note may be prepaid in full or in part at any time without penalty or premium.

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

On January 14, 2021, we entered into an Amendment and Termination Agreement (the “Agreement”) with a consultant pursuant to which the parties amended that certain Amended and Restated Promissory Note and Security Agreement by and between the parties, dated September 25, 2020. Pursuant to the terms of the Agreement, the Company has loaned an additional $1 million to the consultant in consideration for consultant’s agreement to cancel its existing consulting agreement with the Company, dated September 25, 2020 (the “Consulting Agreement”), and terminate the Company’s obligation to pay the consultant additional consulting fees beyond the $250,000 already earned by the consultant under the Consulting Agreement. As a result, the initial principal amount due under the Note was increased from $2.75 million to $3.75 million plus all accrued and unpaid interest arising under the Note through and including January 14, 2021.

The consultant will sell and process its viral test by RT-PCR (together with other viral and other types of tests). Until the Secured Note is paid in full, for each COVID-19 Test Kit sold or processed from and after January 14, 2021, and for which payment of at least the specified amount, as defined for the Test is received by the consultant, the consultant will pay the Company a specified amount, as defined (the “Test Fee”). The total payments shall not exceed the aggregate amounts due under the Note and shall be applied first to Interest and other amounts due under the Note and then to the then-current outstanding principal. Test Fees will be due and payable on the tenth (10th) business day after the end of each month commencing in February, 2021, and until the Note is paid in full. We received the first payment in the amount of $95,000 with respect to the Test Fees from January 15 through February 2021.

On each Payment Date commencing on or after September 1, 2021, in addition to payments of Test Fees described above, the consultant shall also make payments in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding Principal Amount together with interest thereon and interest accruing on the Note, in accordance with the Note. Accordingly, commencing on September 1, 2021, the minimum number of monthly payments due and payable will be equal to the amount required to amortize fully the outstanding Principal Amount of the Loan, together with interest over a period of thirty six (36) months with level monthly payments.

October 2020 Promissory Note

On October 22, 2020, we entered into a promissory note with an unrelated third party pursuant to which we loaned $300,000 to such entity. The promissory note bears interest at a rate of 10% per annum and is due December 31, 2020 and was repaid in the first quarter of Fiscal 2021.

Note 13 – Significant Customers

Revenue from continuing operations for Fiscal 2020 and Fiscal 2019 was $14.5 million and $9.9 million, respectively. Two third-party contract manufacturing customers accounted for 47.1% and 17.2%, respectively, of our revenue from continuing operations for Fiscal 2020. Three third-party contract manufacturing customers accounted for 36.5%, 30.5% and 11.1%, respectively, of Fiscal 2019 revenues from continuing operations. The loss of sales to any of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition.

We are subject to account receivable credit concentrations from time-to-time as a consequence of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Three of our customers represented 36%, 20% and 13% of our total trade receivable balances at December 31, 2020 and three of our customers represented 70%, 14% and 11% of our total trade receivable balances at December 31, 2019.

Note 14 – Segment Information

The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO as CODM assesses performance and allocates resources across the organization. The operating segments are organized in a manner that depicts the difference in revenue generating synergies that include the separate processes, profit generation and growth of each segment. The diagnostic services segment provides COVID-19 diagnostic information services to a broad range of customers in the United States, including health plans, third party payers and government organizations. The consumer products segment is engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States.

The following table is a summary of segment information for Fiscal 2020 and Fiscal 2019. (amounts in thousands):

	For the Years Ended
	December 31, 2020	December 31, 2019
Net sales
Diagnostic services	$1,277	$-
Consumer products	13,237	9,876
Consolidated net sales	14,514	9,876
Cost of sales	9,908	7,261
Depreciation expense
Diagnostic services	110	-
Consumer products	16	82
Total Depreciation expense	126	82
Operating and other expenses	6,806	5,639
Income (loss) from continuing operations, before income taxes
Diagnostic services	(344)	-
Consumer products	1,962	2,533
Unallocated corporate	(3,944)	(5,639)
Total loss from continuing operations, before income taxes	(2,326)	(3,106)
Income (Loss) from discontinued operations, before income taxes	201	(40)
Net Loss	$(2,125)	$(3,146)

The following table is a summary of segment information for Fiscal 2020 and Fiscal 2019. (amounts in thousands):

	December 31,	December 31,
	2020	2019

ASSETS
Diagnostic services	$13,410	$-
Consumer products	6,261	5,872
Unallocated corporate	11,734	6,402
Total assets	$31,405	$12,274

Note 15 – Loss Per Share

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

For Fiscal 2020 and 2019, dilutive loss per share were the same as basic earnings per share due to the inclusion of common stock in the form of stock options and warrants (“Common Stock Equivalents”), when in a net loss position would have an anti-dilutive effect on loss per share. For Fiscal 2020, there were 4,245,000 that were excluded from the loss per share computation as a consequence of their anti-dilutive effect. For Fiscal 2019, there were 3,082,000 that were excluded from the loss per share computation as a consequence of their anti-dilutive effect.

Note 16 – Subsequent Events

Registered Direct Offering

On January 5, 2021, we entered into a securities purchase agreement with certain accredited investors and qualified institutional buyers, pursuant to which we issued and sold to the Purchasers an aggregate of (i) 550,000 shares of our common stock, and (ii) warrants to purchase up to 275,000 shares of common stock in a registered direct offering.

The Shares were sold at a purchase price of $10.00 per share and derived net proceeds of $5.5 million, Each Warrant has an exercise price equal to $11.00 per share of common stock, will be exercisable at any time and from time to time, subject to certain conditions described in the Warrant, after the date of issuance, and will expire on the date that is three years from the date of issuance. The Shares and the Warrants are immediately separable and will be issued separately.

Consulting Agreement and Promissory Note Amendment

On January 14, 2021, we entered into an Amendment and Termination Agreement (the “Agreement”) with a consultant pursuant to which the parties amended that certain Amended and Restated Promissory Note and Security Agreement by and between the parties, dated September 25, 2020. (See Note 12) Pursuant to the terms of the Agreement, the Company has loaned an additional $1 million to the consultant in consideration for consultant’s agreement to cancel its existing consulting agreement with the Company, dated September 25, 2020 (the “Consulting Agreement”), and terminate the Company’s obligation to pay the consultant an additional consulting fees beyond the $250,000 already earned by the consultant under the Consulting Agreement. As a result, the initial principal amount due under the Note was increased from $2.75 million to $3.75 million plus all accrued and unpaid interest arising under the Note through and including January 14, 2021.

The consultant will sell and process its viral test by RT-PCR (together with other viral and other types of tests). Until the Secured Note is paid in full, for each COVID-19 Test Kit sold or processed from and after January 14, 2021, and for which payment of at least the specified amount, as defined for the Test is received by the consultant, the consultant will pay the Company a specified amount, as defined (the “Test Fee”). The total payments shall not exceed the aggregate amounts due under the Note and shall be applied first to Interest and other amounts due under the Note and then to the then-current outstanding principal. Test Fees will be due and payable on the 10th business day after the end of each month commencing in February, 2021, and until the Note is paid in full. We received the first payment in the amount of $95,000 with respect to the Test Fees from January 15 through February 2021.

On each Payment Date commencing on or after September 1, 2021, in addition to payments of Test Fees described above, the consultant shall also make payments in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding Principal Amount together with interest thereon and interest accruing on the Secured Note, in accordance with the Secured Note. Accordingly, commencing on September 1, 2021, the minimum number of monthly payments due and payable will be equal to the amount required to amortize fully the outstanding Principal Amount of the Loan, together with interest over a period of 36 months with level monthly payments. The entire remaining unpaid principal amount of the Secured Note, together with all accrued and unpaid interest thereon is due and payable on September 30, 2022 or an earlier date as a result of a maturity, whether by acceleration or otherwise. The Secured Note may be prepaid in full or in part at any time without penalty or premium.

Public Offering

On January 18, 2021, we entered into an underwriting agreement for the public offering of three million shares of common stock, at a price to the public of $12.50 per share. On January 21, 2021, we completed the offering for net proceeds of $35.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On December 10, 2020 (the “Dismissal Date”), the Audit Committee of the Board of Directors of ProPhase Labs, Inc. (the “Company”) dismissed EisnerAmper LLP (“EisnerAmper”) as the Company’s independent registered public accounting firm. Also on December 10, 2020, the Audit Committee recommended and approved the selection of Friedman LLP (“Friedman”) as the Company’s new independent registered public accounting firm

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2020. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls over financial reporting were effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

During 2020, there was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the period covered by this report that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from the Company’s Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) which is to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2020 and is hereby incorporated by reference.

Item 11.	Executive Compensation

The information required under this item is incorporated by reference to the 2021 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from the 2021 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference from the 2021 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the 2021 Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following consolidated financial statements of ProPhase Labs, Inc., together with the report thereon of Friedman LLP and EisnerAmper LLP, independent registered public accounting firms, are included in this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits

Exhibit	Description
2.1†+	Asset purchase agreement, dated January 6, 2017, by and between ProPhase Labs, Inc., Meda Consumer Healthcare Inc. and Mylan Inc., as Buyer Guarantor (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).
2.2†+	Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and Prophase Labs, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).
3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 19, 2015).
3.2	Amended and Restated Bylaws of the Company (as of February 16, 2018) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).

4.2	Form of Voting Agreement, dated January 6, 2017, by and between Meda Consumer Healthcare Inc. and the undersigned stockholders of ProPhase Labs, Inc. (incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 9, 2017).
4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 26, 2020).
10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors, dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 19, 2009).
10.2*	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 24, 2018).
10.3*	Amended and Restated 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 24, 2018).
10.4*	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-21617) filed on May 15, 2017).
10.5*	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).
10.6*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).
10.7*	Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).
10.8*	2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).
10.9	Agreement of Sale and Purchase, dated July 10, 2020, by and between ProPhase Labs, Inc. and Lenape Valley Foundation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 25, 2020).
10.10	Unsecured Convertible Promissory Note and Guaranty issued to JXVII Trust, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on September 18, 2020).
10.11	Unsecured Convertible Promissory Note and Guaranty issued Justin J. Leonard, dated September 15, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on September 18, 2020).
10.12	Sales Agreement dated September 23, 2020 between the Registrant and A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on September 23, 2020).
10.13	Amended and Restated Promissory Note and Security Agreement, dated September 25, 2020, by and between ProPhase Labs, Inc. and Predictive Labs, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on September 30, 2020).

10.14	Stock Purchase Agreement, dated October 22, 2020, by and among Confucius Plaza Medical Laboratory Corp., Pride Diagnostics LLC, the Members of Pride Diagnostics LLC and ProPhase Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on October 26, 2020).
10.15	Form of Securities Purchase Agreement dated January 5, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 7, 2021).
10.16	Form of Warrant (dated January 5, 2021) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on January 7, 2021).
10.17	Amendment and Termination Agreement, dated and effective as of January 14, 2021 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on January 15, 2021).
10.18	Lease agreement by and among ProPhase Diagnostics, Inc., BRG Office L.L.C. and Unit 2 Associates L.L.C. for the corporate headquarters and diagnostic lab facility located at 711 Stewart Avenue, Garden City, NY 11530
21.1	Subsidiaries of ProPhase Labs, Inc.
23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm.
23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 31, 2021
Ted Karkus	(Principal Executive Officer)

/s/ Monica Brady	Chief Financial Officer	March 31, 2021
Monica Brady	(Principal Financial Officer)

/s/ Jason Barr	Director	March 31, 2021
Jason Barr

/s/ Louis Gleckel	Director	March 31, 2021
Louis Gleckel

/s/ Warren Hirsch	Director	March 31, 2021
Warren Hirsch

