Form 10-Q
period 2021-03-31
ProPhase Labs, Inc.
filed 2021-05-14
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 000-21617

ProPhase Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Stewart Ave, Suite 200 Garden City, New York	11530
(Address of principal executive office)	(Zip Code)

(215) 345-0919
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.0005	PRPH	Nasdaq Capital Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2021
Common Stock, $0.0005 par value	15,154,253

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,727	$6,816
Marketable debt securities, available for sale	3,531	1,639
Accounts receivable, net	14,344	3,155
Inventory, net	16,026	3,039
Prepaid expenses and other current assets	619	1,238
Total current assets	67,247	15,887

Property, plant and equipment, net	7,078	3,578
Secured promissory note receivable	3,739	2,750
Prepaid expenses, net of current portion	460	2,084
Right-of-use asset, net	4,646	4,731
Intangible asset, net	1,125	1,234
Goodwill	901	901
Other assets	248	240
TOTAL ASSETS	$85,444	$31,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,780	$3,771
Accrued advertising and other allowances	258	463
Lease liabilities	484	329
Other current liabilities	9,767	1,731
Total current liabilities	18,289	6,294

Non-current liabilities:
Deferred revenue, net of current portion	149	162
Unsecured convertible promissory notes, net	9,993	9,991
Lease liabilities, net of current portion	4,348	4,402
Total non-current liabilities	14,490	14,555
Total liabilities	32,779	20,849

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 31,806,275 and 28,256,275 shares, respectively	16	14
Additional paid-in capital	102,735	61,674
Accumulated deficit	(2,574)	(3,631)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares, respectively	(47,490)	(47,490)
Accumulated other comprehensive loss	(22)	(11)
Total stockholders’ equity	52,665	10,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,444	$31,405

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Revenues, net	$15,271	$1,888
Cost of revenues	6,344	1,473
Gross profit	8,927	415

Operating expenses:
Diagnostic expenses	3,809	-
General and administration	3,782	1,168
Research and development	115	59
Total operating expenses	7,706	1,227
Income (loss) from operations	1,221	(812)

Interest income, net	87	3
Interest expense	(251)	-
Net income (loss)	$1,057	$(809)

Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(11)	11
Total comprehensive income (loss)	$1,046	$(798)

Earnings (loss) per share:
Basic	$0.07	$(0.07)
Diluted	$0.06	$(0.07)

Weighted average common shares outstanding:
Basic	14,563	11,582
Diluted	18,200	11,582

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of

Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock
	Shares Outstanding, Net of Shares		Additional		Accumulated
	of Treasury	Par	Paid in	Accumulated	Comprehensive	Treasury
	Stock	Value	Capital	Deficit	Income (loss)	Stock	Total
Balance as of January 1, 2021	11,604,253	$14	$61,674	$(3,631)	$(11)	$(47,490)	$10,556

Issuance of common stock and warrants for cash from public offering, net of $2,365 offering cost	3,000,000	2	35,133	-	-	-	35,135

Issuance of common stock and warrants for cash from private offering	550,000	-	5,500	-	-	-	5,500

Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	(11)	-	(11)

Stock-based compensation	-	-	428	-	-	-	428

Net income	-	-	-	1,057	-	-	1,057

Balance as of March 31, 2021	15,154,253	$16	$102,735	$(2,574)	$(22)	$(47,490)	$52,665

	Common Stock
	Shares Outstanding, Net of Shares		Additional		Accumulated
	of Treasury	Par	Paid in	Accumulated	Comprehensive	Treasury
	Stock	Value	Capital	Deficit	Income (loss)	Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized loss on marketable debt securities, net of realized losses of $3, net of taxes	-	-	-	-	11	-	11

Stock-based compensation	8,346	-	198	-	-	-	198

Net loss	-	-	-	(809)	-	-	(809)

Balance as of March 31, 2020	11,581,939	$14	$60,413	$(2,315)	$9	$(47,490)	$10,631

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income (loss)	$1,057	$(809)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	2	3
Depreciation and amortization	536	82
Amortization of debt discount	2	-
Amortization on right-of-use assets	85	-
Lower of cost or net realizable value inventory adjustment	-	12
Stock-based compensation expense	428	198
Changes in operating assets and liabilities:
Accounts receivable	(11,178)	797
Inventory	(12,987)	(256)
Prepaid and other assets	2,243	64
Other assets	(8)	-
Accounts payable and accrued expenses	4,009	263
Lease liabilities	101	-
Other liabilities	7,818	(69)
Net cash (used in) provided by operating activities	(7,892)	285

Cash flows from investing activities
Issuance of secured promissory note receivable	(1,000)	-
Purchase of marketable securities	(2,005)	(706)
Proceeds from sale of marketable debt securities	100	800
Capital expenditures	(3,927)	(116)
Net cash used in investing activities	(6,832)	(22)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	35,135	-
Proceeds from issuance of common stock and warrants from private offering	5,500
Net cash provided by financing activities	40,635	-

Increase in cash and cash equivalents	25,911	263
Cash and cash equivalents, at the beginning of the period	6,816	434
Cash and cash equivalents, at the end of the period	$32,727	$697

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Interest payment on the promissory notes	$250	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss), investments in marketable debt securities	$(11)	$11

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified medical science and technology company with deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: diagnostic services and consumer products. Until late Fiscal 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and other Respiratory Pathogen Panel (RPP) molecular tests through our new diagnostic service business.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and Respiratory Pathogen Panel (RPP) molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”) for approximately $2.5 million in cash (see Note 3), which operates a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey. As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the signing of a lease and the recent build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in February 2021.

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

We use a December 31 year-end for financial reporting purposes. References herein to “Fiscal 2020” mean the fiscal year ended December 31, 2020 and references to other “Fiscal” years mean the year that ended on December 31 of the year indicated. The term “we”, “us” or the “Company” as used herein also refer, where appropriate, to the Company, together with its subsidiaries unless the context otherwise requires.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Segments

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which our Chief Executive Officer, in deciding how to allocate resources and assess performance. For the three months ended March 31, 2021, we maintain two operating segments: diagnostic services and consumer products. For the three months ended March 31, 2020, we only had the consumer products operating segment. See Note 14.

Business and Liquidity Uncertainties

For the three months ended March 31, 2021, our net revenues were derived from both our diagnostic services and consumer products segments. For the three months ended March 31, 2020, our net sales were derived solely from our consumer products segment.

The diagnostic service business commenced in October 2020 and expanded in February 2021 with the opening of our new Garden City, New York CLIA accredited laboratory. Our diagnostic service business is influenced by the level of demand for COVID-19 and other diagnostic testing, the price we are able to receive for performing our testing services, and the length of time for which that demand persists, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

While our revenues increased for the three months ended March 31, 2021 as a result of our new business line, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will be successful in the future or that the revenue and operating profits from such business will increase or maintain their current level.

There are still numerous uncertainties associated with the COVID-19 pandemic, including the efficacy of the vaccines that have been developed to treat the virus and their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the duration of business closures, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties.

The COVID-19 pandemic has also had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to operate our business.

Our consumer sales are influenced by and subject to (i) the timing of acceptance of our TK Supplements® consumer products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture for others, which are a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a consequence of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net sales from our contract manufacturing of OTC healthcare and cold remedy products. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include the provision for bad debt, sales returns and allowances, diagnostic services reimbursements, inventory obsolescence, useful lives of property and equipment, impairment of goodwill, intangibles and property and equipment, income tax valuations and assumptions related to accrued advertising. These estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these securities.

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). These investments in marketable debt securities, carry maturity dates between one and three years from date of purchase and interest rates of 0.94% - 3.35% during the first quarter of Fiscal 2021. For the three months ended March 31, 2021 and 2020, we reported unrealized losses of $11,000 and $11,000, respectively. Unrealized gains and losses are classified as other comprehensive loss and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of March 31, 2021
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$1,021	$(12)	$1,009
Corporate obligations	2,533	(11)	2,522
	$3,554	$(23)	$3,531

	As of December 31, 2020
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$1,021	$(7)	$1,014
Corporate obligations	629	(4)	625
	$1,650	$(11)	$1,639

We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

Inventories, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are then established. At March 31, 2021 and December 31, 2020, the financial statements include non-cash adjustments to adjust inventory for excess, obsolete or short-dated shelf-life inventory by $89,000 and $167,000, respectively. The components of inventory are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Lab material	$14,414	$1,028
Raw materials	1,305	1,404
Work in process	185	437
Finished goods	122	170
	$16,026	$3,039

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements – ten to thirty-nine years; machinery and equipment including lab equipment – three to seven years; computer equipment and software – three to five years; and furniture and fixtures – five years.

We did not identify any indicators of our property, plant and equipment for the three months ended March 31, 2021 and 2020 and concluded there were no impairments or changes in useful lives.

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity together with our marketing and distribution capabilities and the regulatory requirements associated with the development of OTC consumer healthcare products, dietary supplements and other remedies in order to compete on a national level and/or international level. Our diagnostic services business will be influenced by demand for our diagnostic testing services, particularly COVID-19, as well as our marketing and service capabilities and regulatory requirements associated with operating under and maintaining our CLIA license.

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products. The manufacturing and distribution of OTC healthcare and dietary supplement products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States. The FDA is also responsible for the regulation of diagnostic testing instruments, test kits, reagents and other devices used by clinical laboratories.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2021, our cash and cash equivalents balance was $32.7 million and our bank balance was $33.0 million. Of the total bank balance, $0.5 million was covered by federal depository insurance and $32.5 million was uninsured at March 31, 2021.

Accounts receivable subject us to credit risk concentrations from time-to-time. We extend credit to our consumer healthcare product customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our diagnostic services receivable credit risk is based on payer reimbursement experience, which includes government agencies and healthcare insurers, the period the receivables have been outstanding and the historical collection. The collectability of the diagnostic services receivables is also directly linked to the quality of our billing processes, which depend on information provided and billing services of third parties. These credit concentrations impact our overall exposure to credit risk, which could be further affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of trade receivables and diagnostic test receivables. Additionally, the reimbursement receivables from the diagnostic service business are subject to billing errors and related disputes.

We also assess our note holder’s (see Note 13) financial condition, balances due to us and other factors, and based on this assessment, we did not offset our note receivable with an allowance at March 31, 2021 and March 31, 2020.

Leases

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances present in the arrangement. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets and short-term and long-term lease liabilities, as applicable. We have elected not to recognize on the balance sheet leases with terms of 12 months or less. We typically only include an initial lease term in its assessment of a lease arrangement. Options to renew a lease are not included in our assessment unless there is reasonable certainty that we will renew.

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment. (See Note 10)

The components of a lease should be allocated between lease components (e.g., land, building, etc.) and non-lease components (e.g., common area maintenance, consumables, etc.). The fixed and in-substance fixed contract consideration (including any consideration related to non-components) must be allocated based on the respective relative fair values to the lease components and non-lease components.

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

Management has determined that there was no impairment to our long-lived assets and goodwill on the basis of a review of a discounted cash flow analysis, which for goodwill is performed at the level of the subsidiaries to which the goodwill relates. There were no events or circumstances that required an assessment to be performed on our long lived assets with definite lives. If there is a material change in the assumptions used in the determination of fair value or a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

Fair Value of Financial Instruments

We measures assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: Unobservable inputs reflecting the Company’s assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, accounts payable, secured note receivable and unsecured note payable, approximate their fair values because of the current nature of these instruments.

We account for our marketable debt securities at fair value, with the net unrealized gains or losses reported as a component of accumulated other comprehensive income or loss. The components of marketable debt securities are as follows (in thousands):

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,009	$-	$1,009
Corporate obligations	-	2,522	-	2,522
	$-	$3,531	$-	$3,531

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,014	$-	$1,014
Corporate obligations	-	625	-	625
	$-	$1,639	$-	$1,639

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three months ended March 31, 2021.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We had historically generated sales principally through two types of customers, contract manufacturing and retail customers for our consumer products. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. As of October 2020, we also began generating sales through diagnostic services. Revenue from diagnostic services are recognized when the results are made available to the customer. Net sales from consumer products was $2.5 million and net revenue from diagnostic services was $12.7 for the three months ended March 31, 2021. Net sales was $1.9 million for consumer products and nil sales from diagnostic services for the three months ended March 31, 2020.

The Company’s performance obligation for contract manufacturing and retail customers is to provide the goods ordered by the customer. For diagnostic services, the Company has one performance obligation, which is to provide the results of the laboratory test to the customer.

Transaction Price

For contract manufacturing and retail customers, the transaction price is fixed based upon either (i) the terms of a combined master agreement and each related purchase order, or (ii) if there is no master agreement, the price per individual purchase order received from each customer. The customers are invoiced at an agreed upon contractual price for each unit ordered and delivered by the Company.

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

We do not accept returns in the contract manufacturing revenue stream. Our return policy for retail customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time during which product may be returned. All requests for product returns must be submitted to us for pre-approval. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests only for products in their intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts.

Accrued advertising and other allowances from continuing operations as of March 31, 2021 included (i) $299,000 for estimated returns and allowances, which is reported as a liability and (ii) $258,000 for cooperative and incentive promotion costs which is also reported as a liability. As of December 31, 2020, accrued advertising and other allowances included (i) $291,000 for estimated returns, which is reported as a liability and (ii) $463,000 for cooperative and incentive promotion costs, which was also reported as a liability.

For our diagnostic services business, a revenue transaction is initiated when we receive a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. We provide diagnostic services to a range of customers, including health plans, government agencies and consumers. In many cases, the customer that orders our services is not responsible for paying for these services. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party, such as a health plan, Medicare or Medicaid program and other government reimbursement programs. We bill the providers at standard price and take into consideration negotiated discounts and anticipated reimbursement remittance adjustments based on, the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that vary from the listed contract price.

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

Contract Balances

As of March 31, 2021 and December 31, 2020, we have deferred revenue of $278,000 and $331,000, respectively, in relation to R&D stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates our deferred revenue by recognition period (in thousands):

Deferred Revenue
Recognition Period
0-12 Months	$129
13-24 Months	123
Over 24 Months	26
Total	$278

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three categories: contract manufacturing and retail customers and diagnostic services. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates our revenue by revenue source for the three months ended March 31, 2021 and 2020 (in thousands):

	For the Three Months Ended
Revenue by Customer Type	March 31, 2021	March 31, 2020
Contract manufacturing	$1,908	$1,723
Retail and others	625	165
Diagnostic services	12,738	-
Total revenue	$15,271	$1,888

Customer Consideration

The Company makes payments to certain diagnostic services customers for distinct services that approximate fair value for those services. These costs are classified as Diagnostic Service Costs within operating expenses in the accompanying statement of operations. Such services include specimen collection, the collection and delivery of insurance and patient information necessary for billing and collection, logistics services, as well as other information requirements. Diagnostic services cost of revenue includes all costs incurred in connection with the company operated laboratories including reagent and other raw material costs, direct and indirect labor and other laboratory facility overhead (see Note 14, Segment Information).

Shipping and Handling Activities

We account for shipping and handling activities that we perform as activities to fulfill the promise to transfer the goods.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended March 30, 2021 and 2020 were $168,000 and $47,000, respectively.

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

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans. Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted. For the three months ended March 31, 2021 and 2020, we charged to operations $428,000 and $198,000, respectively, for share-based compensation expense for the aggregate fair value of stock grants issued and vested stock options earned.

Research and Development (“R&D”)

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended March 31, 2021 and 2020 were $115,000 and $59,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and validation fees in association with the diagnostic services business including the validation work of the diagnostic services business

Income Taxes

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

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. We are currently assessing the impact of the adoption of this ASU on our financial statements.

The FASB recently issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently assessing the impact of the adoption of this ASU on our financial statements

Note 3 – Business Acquisition

On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of CPM for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, CPM, Pride Diagnostics LLC (“Pride Diagnostics”) and the members of Pride Diagnostics (together with Pride Diagnostics, the “Seller Parties”), and Arvind Gurnani, as representative of the Seller Parties. CPM (now known as ProPhase Diagnostics NJ, Inc.) owns a 4,000 square foot (CLIA) accredited laboratory located in Old Bridge, New Jersey. On October 23, 2020, we entered into a Consulting Agreement with Mr. Gurnani for a six-month period for an aggregate total of $300,000, which was subsequently terminated after two months of service.

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

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $901,000, which was primarily related to the acquisition of the assembled workforce. Other definite-lived intangible asset of approximate $1.3 million were related to the CLIA license, which was determined to have an estimated useful life of three years.

We have not presented unaudited pro forma combined results of operations as if CPM was acquired as of the beginning of fiscal year 2020 because CPM had no revenue and minimal expenses and, as such, would have been immaterial to our reported losses.

The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

Note 4 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	March 31,	December 31,
	2021	2020	Estimated Useful Life
Land	$352	$352
Building improvements	1,729	1,729	10-39 years
Machinery	4,639	4,441	3-7 years
Lab equipment	4,316	1,002	3-7 years
Computer equipment	1,049	881	3-5 years
Furniture and fixtures	440	194	5 years
	12,525	8,599
Less: accumulated depreciation	(5,447)	(5,021)
Total property, plant and equipment, net	$7,078	$3,578

Depreciation expense incurred for the three months ended March 31, 2021 and 2020 was $428,000 and $82,000, respectively.

Note 5 –Unsecured Convertible Promissory Notes Payable

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors (collectively, the “Lenders”).

The September 2020 Notes are due and payable on September 15, 2023, and accrue interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Notes are repaid in full. We have the right to prepay the September 2020 Notes at any time after the 13 month anniversary of the closing date after providing written notice to the Lenders, and may prepay the September 2020 Notes prior to such time with the consent of the Lenders. The Lenders have the right, at any time, and from time to time, on and after the 13-month anniversary of the closing date to convert up to an aggregate of $3.0 million of the September 2020 Notes into common stock of the Company at a conversion price of $3.00 per share. Repayment of the September 2020 Notes has been guaranteed by our wholly-owned subsidiary, PMI.

The September 2020 Notes contain customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the Notes may be accelerated. The September 2020 Notes also contain certain restrictive covenants which, among other things, restrict our ability to create, incur, assume or permit to exist, directly or indirectly, any lien (other than certain permitted liens described in the September 2020 Notes) securing any indebtedness of the Company, and prohibits us from distributing or reinvesting the proceeds from any divestment of assets (other than in the ordinary course) without the prior approval of the Lenders.

For the three months ended March 31, 2021 and 2020, we incurred $251,000 and $0, respectively, in interest expense.

Note 6 – Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2021 and December 31, 2020, no shares of preferred stock have been issued.

Common Stock

Registered Direct Offering

On January 5, 2021, we entered into a securities purchase agreement with certain accredited investors and qualified institutional buyers, pursuant to which we issued and sold to the purchasers an aggregate of (i) 550,000 shares of our common stock, and (ii) warrants to purchase up to 275,000 shares of common stock in a registered direct offering.

The shares and warrants were sold at a purchase price of $10.00 per share for net proceeds of $5.5 million. Each Warrant has an exercise price equal to $11.00 per share of common stock, will be exercisable at any time and from time to time, subject to certain conditions described in the Warrant, after the date of issuance, and will expire on the date that is three years from the date of issuance. The Shares and the Warrants are immediately separable and were issued separately.

Public Offering

On January 18, 2021, we entered into an underwriting agreement for the public offering of 3 million shares of common stock, at a price to the public of $12.50 per share. We also issued to the Underwriters warrants to purchase up to an aggregate of 180,000 shares of common stock (6% of the shares of common stock sold in the offering) at an exercise price of $15.625 per share (equal to 125% of the public offering price per share). On January 21, 2021, we completed the offering for net proceeds of $35.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses.

The 2010 Directors’ Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Directors’ Equity Compensation Plan, which has been subsequently amended and restated by our stockholders (the “2010 Directors’ Plan”). A primary purpose of the 2010 Directors’ Plan is to provide us with the ability to pay all or a portion of director service fees in stock instead of cash. The 2010 Directors’ Plan provides that the total number of shares of common stock that may be issued under the 2010 Directors’ Plan is equal to 675,000 shares.

During the three months ended March 31, 2021, no shares of common stock and options were granted to our directors under the 2010 Directors’ Plan.

During the three months ended March 31, 2020, 8,346 shares of common stock were granted to our directors. We recorded $17,000 of director fees during the three months ended March 31, 2020 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of our shares of common stock for the last five trading days of the quarter in which the Board fee was earned.

At March 31, 2021, there were 200,000 options outstanding and there were 128,126 shares of common stock available to be issued pursuant to the terms of the 2010 Directors’ Plan. No stock options were exercised during the three months ended March 31, 2021.

The 2010 Equity Compensation Plan

On May 5, 2010, our stockholders approved the 2010 Equity Compensation Plan, which was subsequently amended and restated by our stockholders (the “2010 Plan”). The 2010 Plan provides that the total number of shares of common stock that may be issued under the 2010 Plan is 3.9 million shares.

There were 50,000 options granted under the 2010 Plan during the three months ended March 31, 2021 in excess of the total amount allocated for the plan. These options were excluded from the stock compensation expense calculation as the options require stockholder approval before we recognize the compensation expense. In addition, 510,000 options were granted during Fiscal 2020 in excess of the total amount allocated to the 2010 Plan. These options were excluded from the stock compensation expense calculation as the options require stockholder approval before we recognize the compensation expense.

As of March 31, 2021, there were 1,295,000 options outstanding and 15,659 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize approximately $779,000 of share-based compensation expense over a weighted average period of 2.8 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). At April 12, 2018, all 2.3 million shares available for issuance under the 2018 Stock Plan have been granted in the form of a stock option with an initial exercise price of $3.00 per share, which are exercisable in 36 monthly installments, to Ted Karkus (the “CEO Option”), our Chief Executive Officer. No stock options have been exercised during the three months ended March 31, 2021 and 2020.

The 2018 Plan requires certain proportionate adjustments to be made to stock options granted upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date a special $1.00 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date a $0.25 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to Company’s stockholders.

The following table summarizes stock options activity during the three months ended March 31, 2021 for the 2010 Plan, 2010 Director Plan and 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2021	3,795	$2.21	3.4	$26,441
Granted	-	-	-	-
Outstanding as of March 31, 2021	3,795	$2.21	3.2	$19,828
Options vested and exercisable	3,273	$1.90	2.7	$18,085

Warrants

During the three months ended March 31, 2021, we issued warrants to purchase 275,000 shares of common stock in a registered direct offering and warrants to purchase 180,000 shares of common stock to the underwriters in a public offering. The following table summarizes warrants activities during the three months ended March 31, 2021 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2021	450	$3.22	2.7
Warrants granted	455	12.83	3.0
Outstanding as of March 31, 2021	905	$8.05	2.6
Warrants vested and exercisable	680	$9.65	2.7

The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during the three months ended March 31, 2021:

For the three months ended
March 31, 2021
Exercise price	$12.83
Expected term (years)	3.0
Expected stock price volatility	81%
Risk-free rate of interest	0%
Expected dividend yield (per share)	0%

As of March 31, 2021, there were 905,000 warrants outstanding and we recognized $147,000 of share-based compensation expense during the three months ended March 31, 2021. We had no compensation expense during the three months ended March 31, 2020.

Note 7 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three months ended March 31, 2021 and 2020 were $13,000 and $16,000, respectively.

Note 8 – Other Current Liabilities

The following table sets forth the components of other current liabilities at March 31, 2021 and December 31, 2020, respectively (in thousands):

	March 31,	December 31,
	2021	2020
Accrued Diagnostic Services	$5,145	$-
Accrued commissions	3,494	461
Accrued payroll	347	464
Accrued expenses	305	304
Accrued returns	299	291
Accrued income tax payable	8	8
Accrued benefits and vacation	40	34
Deferred revenue	129	169
Total other current liabilities	$9,767	$1,731

Note 9– Commitments and Contingencies

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

Employment Agreement Obligations:

We have estimated future minimum obligations for an executive’s employment agreement over the next five years, including the remainder of Fiscal 2021, as follows (in thousands):

Employment
Contracts
2021	$506
2022	675
2023	675
2024	675
2025	675
Total	$3,206

Litigation

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlements where management deems it appropriate.

Note 10 – Leases

On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of CPM for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, CPM, Pride Diagnostics and other parties named therein. CPM (which is now known as ProPhase Diagnostics NJ, Inc.) is the lessee of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which ProPhase Diagnostics acquired as part of the transaction. The lease acquired is for a term of 24 months with a monthly base lease payment of $5,950.

On December 8, 2020, we entered into a Lease Agreement (the “New York Lease”) with BRG Office L.L.C. and Unit 2 Associates L.L.C. (the “Landlord”), pursuant to which the Company has agreed to lease certain premises located on the second floor (the “Leased Premises”) of 711 Stewart Avenue, Garden City, New York (the “Building”). The Leased Premises serve as the Company’s second laboratory location, offering a wide range of laboratory testing services for diagnosis, screening and evaluation of diseases, including COVID-19 and Respiratory Pathogen Panel Molecular tests.

The New York Lease is effective as of December 8, 2020 and commenced in December 2020 when the facility was made available to us by the Landlord. Payments on the lease will begin upon the date of the Landlord’s substantial completion of certain improvements to the Leased Premises (the “Commencement Date”), as set forth in the New York Lease, targeted to be 35 days from the execution of the New York Lease. The initial term of the New York Lease is 10 years and seven months (the “Initial Term”), unless sooner terminated as provided in the New York Lease. We may extend the term of the New York Lease for one additional option period of five years. We have the option to terminate the New York Lease on the sixth anniversary of the Commencement Date, provided that we give the Landlord written notice not less than nine months and not more than 12 months in advance and that we pay the Landlord a termination fee as more particularly described in the New York Lease. The Landlord provided a construction allowance to the Company in an aggregate amount not to exceed $250,795, to reimburse the Company for the cost of certain improvements to be made by the Company to the Leased Premises.

For the first year of the New York Lease, we will pay a base rent of $56,963 per month (subject to a seven month abatement period), with a gradual rental rate increase of 2.75% for each 12 month period thereafter in lieu of paying its proportionate share of common area operating expenses, culminating in a monthly base rent of $74,716 during the final months of the Initial Term. In addition to the monthly base rent, we are responsible for our proportionate share of real estate tax escalations in accordance with the terms of the New York Lease.

We also have a right of first refusal to lease certain additional space located on the ground floor of the Building containing 4,500 square feet and 4,600 square feet, as more particularly described in the New York Lease. We also have a right of first offer to purchase the Building during the term of the New York Lease.

At March 31, 2021, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.6 million and right of use assets of approximately $4.8 million, which were included in the consolidated balance sheet.

The following summarizes quantitative information about our operating leases (amounts in thousands):

For the Three Months Ended March 31, 2021
Operating leases
Operating lease cost	$204
Variable lease cost	-
Operating lease expense	204
Short-term lease rent expense	-
Total rent expense	$204

For the Three Months Ended March 31, 2021
Operating cash flows used in operating leases	$(18)
Right-of-use assets obtained in exchange for operating lease liabilities	$-
Weighted-average remaining lease term – operating leases (in years)	10.1
Weighted-average discount rate – operating leases	10.00%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (amounts in thousands):

Remaing Months Ended December 31, 2021	$339
Year Ended December 31, 2022	774
Year Ended December 31, 2023	738
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Thereafter	4,659
Total	8,025
Less present value discount	(3,193)
Operating lease liabilities	$4,832

Note 11 – Significant Customers

Revenue for the three months ended March 31, 2021 and 2020 was $15.3 million and $1.9 million, respectively. Two diagnostic services clients accounted for 46.1% and 31.6% of our revenue for the three months ended March 31, 2021. No contract manufacturing customer’s accounted for a significant portion of our revenue for the three month ended March 31, 2021. Three third-party contract manufacturing customers accounted for 48.6% and 18% and 17.3%, respectively, of our revenue from continuing operations for the three months ended March 31, 2020. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Two diagnostic services clients generated 64% and 25% of our total reimbursement receivable balances from government agencies and healthcare issuers at March 31, 2021. Four consumer product customers represented 49%, 18%, 12%, and 11% of our total trade receivable balances at March 31, 2020.

Note 12 – Earnings (Loss) Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise result in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period, and the if-converted method for convertible debt . The dilutive effect of stock options, warrants, and convertible debt for the three months ended March 31, 2021 was 3,637,000 shares.

For the three months ended March 31, 2021 and 2020, there were 455,000 and 3,082,000, respectively common stock equivalents which were excluded from the diluted earnings per share computation because their impact would have been antidilutive.

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

Note 13 – Secured Promissory Note Receivable and Consulting Agreement

Consulting Agreement

On September 25, 2020 (the “Effective Date”), we entered into a consulting agreement with a consultant (the “Consulting Agreement”). The Consulting Agreement was to be effective through September 1, 2022; provided, however, that we could terminate this agreement at any time on five days’ prior written notice.

The consultant’s duties were to include, among other things, (i) identifying and introducing us to new opportunities in the medical technology and testing fields, (ii) assisting and advising us in acquiring one or more CLIA certified labs suitable for COVID-19 and other testing (“Test Labs”); (iii) assisting us in equipping and staffing any Test Labs acquired by us; (iv) advising and assisting in the operation of such Test Labs; (v) validating and obtaining certification of such Test Labs; and (vi) assisting us in obtaining a flow of business, orders and revenues from multiple sources in the industry, including but not limited to at least one significant, nation-wide manufacturer and distributor of COVID-19 saliva sample collection test kits (“COVID-19 Test Kits”).

All compensation earned by the consultant would first be applied to the acceleration and prepayment of all sums due to us, including but not limited to sums due pursuant to the Amended and Restated Promissory Note (“Secured Note”) described below. Under the terms of the Consulting Agreement, the consultant would not be entitled to receive any payments pursuant to the Consulting Agreement unless and until the Secured Note was paid in full. The total compensation that the consultant would be entitled to earn or to receive under the Consulting Agreement (inclusive of amounts credited against the Secured Note) would be capped at $4.0 million.

Promissory Note and Security Agreement

On September 25, 2020 (the “Restatement Effective Date”), we entered into the Secured Note with the consultant, pursuant to which we loaned $3.0 million to the consultant described above (inclusive of $1.0 million in the aggregate previously loaned to the consultant, as described below).

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

The Secured Note contains customary representation and warranties and certain restrictive covenants which, among other things, restrict the consultant’s ability to (i) sell, transfer, finance, lease, license, or dispose of all or substantially all of its property or assets, liquidate, windup, or dissolve, (ii) acquire all or substantially all of the property or assets of, or the equity interests in, any other person, (iii) participate in any merger, consolidation, share exchange, division, conversion, reclassification, or other absorption or reorganization, (iv) except for those existing as of the Restatement Effective Date, create, incur, assume, permit, or suffer to exist any pledges, liens, security interests, and other encumbrances of its property or assets, whether now owned or hereafter owned or acquired, and (v) create, incur or permit to exist any debt that is senior to, or pari passu with the Secured Note.

In order to secure the consultant’s obligations under the Secured Note, the consultant granted to the Company a continuing security interest in certain property and assets.

Amendment and Termination Agreement

On January 14, 2021, we entered into an Amendment and Termination Agreement (the “Termination Agreement”) with the consultant pursuant to which the parties amended the Secured Note and the Consulting Agreement. Pursuant to the terms of the Termination Agreement, the Company loaned an additional $1 million to the consultant in consideration for the termination of the Consulting Agreement and termination of the Company’s obligation to pay the consultant additional consulting fees beyond the $250,000 already earned by the consultant under the Consulting Agreement. As a result, the initial principal amount due under the Secured Note was increased from $2.75 million to $3.75 million plus all accrued and unpaid interest arising under the Secured Note through and including January 14, 2021.

Under the terms of the Termination Agreement, the consultant will sell and process its viral test by RT-PCR (together with other viral and other types of tests). Until the Secured Note is paid in full, each COVID-19 Test Kit sold or processed from and after January 14, 2021, and for which payment of at least the specified amount as defined for the test, is received by the consultant, the consultant will pay us a specified amount (the “Test Fee”). The total payments will not exceed the aggregate amounts due under the Secured Note and shall be applied first to Interest and other amounts due under the Note and then to the then-current outstanding principal. Test Fees will be due and payable on the 10th business day after the end of each month commencing in February, 2021, and until the Secured Note is paid in full. We received the first payment in the amount of $95,000 with respect to the Test Fees from January 15 through February 2021.

On each payment date commencing on or after September 1, 2021, in addition to payments of Test Fees described above, the consultant will also make payments in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding principal amount together with interest thereon and interest accruing on the Secured Note, in accordance with the Secured Note. Accordingly, commencing on September 1, 2021, the minimum number of monthly payments due and payable will be equal to the amount required to amortize fully the outstanding principal amount of the Secured Note, together with interest over a period of 36 months with level monthly payments.

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

The following table is a summary of segment information for three months ended March 31, 2021 and 2020 (amounts in thousands):

	For the three months ended
	March 31, 2021	March 31, 2020
Net revenues
Diagnostic services	$12,737	$-
Consumer products	2,534	1,888
Consolidated net revenue	15,271	1,888
Cost of revenue
Diagnostic services	4,345	-
Consumer products	1,999	1,473
Consolidated cost of revenue	6,344	1,473
Depreciation and amortization expense
Diagnostic services	345	-
Consumer products	3	5
Total Depreciation and amortization expense	348	5
Operating and other expenses	7,522	1,219
Income (loss) from continuing operations, before income taxes
Diagnostic services	2,839	-
Consumer products	(35)	410
Unallocated corporate	(1,748)	(1,219)
Total income (loss) from continuing operations, before income taxes	1,057	(809)
Net income (loss)	$1,057	$(809)

The following table is a summary of segment information for three months ended March 31, 2021 and 2020 (amounts in thousands):

	March 31	December 31,
	2021	2020

ASSETS
Diagnostic services	$40,349	$13,410
Consumer products	5,589	6,261
Unallocated corporate	39,506	11,734
Total assets	$85,444	$31,405

Note 15 – Subsequent Events

On May 12, 2021, our board of directors declared a special cash dividend of $0.30 per share for shareholders on record as of May 25, 2021 which will approximate $4.5 million. On the same date, the Compensation Committee of the board of directors approved an adjustment to the stock option granted to Mr. Karkus on February 23, 2018 (the “CEO Option”), as required under the Company’s 2018 Stock Plan, as a consequence of the special cash dividend. The board of directors has adjusted the terms of the CEO Stock Option, such that the exercise price of the CEO Option will be reduced from $1.50 per share to $1.20 per share, effective as of June 3, 2021, the date the special cash dividend is to be paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited condensed financial statements and notes thereto as of and for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “2020 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.

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

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2020 Annual Report, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

General

We are a diversified medical science and technology company with deep experience with OTC consumer healthcare products and dietary supplements. We conduct our operations through two operating segments; diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of over-the-counter (“OTC”) consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID-19 and other Respiratory Pathogen Panel (“RPP”) Molecular tests through our new diagnostic service business.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and RPG Molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”) for approximately $2.5 million in, which operates a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey. As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the signing of a lease and the recent build out of a second, larger CLIA accredited laboratory in Garden City, New York.   Operations at this second facility commenced in February 2021.

Our diagnostic service business is influenced by the level of demand for COVID-19, the price we are able to receive for performing our testing services, and the length of time for which that demand persists, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

While our revenues increased for the three months ended March 31, 2021 as a result of our new business segment, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will continue to be successful and the revenue and operating profits from such business will increase from or maintain their current level.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Financial Condition and Results of Operations Results for the Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

For the three months ended March 31, 2021, net revenue was $15.3 million as compared to $1.9 million for the three months ended March 31, 2020. We experienced higher net revenue for the three months ended March 31, 2021, primarily as a result of $12.7 million related to our new diagnostic services business and, to a lesser extent, increased third party customer orders from our contract manufacturing business.

Cost of revenues for the three months ended March 31, 2021 were $6.3 million as compared to $1.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2021 and 2020, we realized a gross margin of 58.5% and 22.0%, respectively. The increase in gross margin from the prior period is principally due to increased margins generally associated with our new diagnostic services business. Gross margins are generally influenced by fluctuations in quarter-to-quarter diagnostic testing and OTC production volume, fixed operating costs and related overhead absorption, raw ingredient costs, testing supplies and labor costs and inventory mark to market write-downs.

Diagnostic services costs for the three months ended March 31, 2021 were $3.8 million compared to no diagnostics expenses for the three months ended March 31, 2020. The increase of $3.8 million was due to network providers expenses associated with our new diagnostic services business.

General and administration expenses for the three months ended March 31, 2021 were $3.8 million as compared to $1.2 million for the three months ended March 31, 2020. The increase of $2.6 million in general and administration expenses was principally related to growth in personnel expenses and professional fees associated with our new diagnostic services business.

Research and development costs for the three months ended March 31, 2021 were $115,000 as compared to $59,000 for the three months ended March 31, 2020. The increase in research and development costs for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 were principally due to additional professional fees associated with our new diagnostics services business.

Interest and other income for the three months ended March 31, 2021 and 2020 was $87,000 and $3,000, respectively. The increase in interest income for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was principally due to the issuance of the new Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the three months ended March 31, 2021 was $251,000 compared to no interest expense for the three months ended March 31, 2020. The increase in interest expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was principally due the new unsecured convertible September 2020 Notes payable that accrues interest at a rate of 10% per year.

As a consequence of the effects of the above, net income from operations for the three months ended March 31, 2021 was $1.1 million, or $0.07 per share, as compared to the net loss for the three months ended March 31, 2020 of $798,000, or ($0.07) per share. Diluted earnings per share for the three months ended March 31, 2021 were $0.06.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of March 31, 2021 was $36.3 million as compared to $8.5 million at December 31, 2020. Our working capital was $49.0 million and $9.6 million as of March 31, 2021 and December 31, 2020, respectively. The increase of $27.8 million in our cash and cash equivalents and marketable debt securities balance for the three months ended March 31, 2021 was principally due to (i) aggregate proceeds of $40.6 million from the issuance of common stock and warrants in a registered direct offering and public offering offset by (ii) capital expenditures of $3.9 million, (iii) issuance of a promissory note of $1.0 million and, (iv) cash used in operation of $7.9 million.

On May 12, 2021, our board of directors declared a special cash dividend of $0.30 per share for shareholders on record as of May 25, 2021 which will approximate $4.5 million.

COVID-19

The COVID-19 pandemic has not had a material adverse impact on our business to date. We experienced higher than normal net revenue for the last three months ended March 31, 2020, primarily as a result of revenue from our new diagnostic services business, which offers COVID-19 testing, and increased customer demand for our OTC healthcare and cold remedy products as a result of the COVID-19 pandemic.

There are still numerous uncertainties associated with the COVID-19 pandemic, including the efficacy of the vaccines that have been developed to treat the virus and their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the duration of business closures, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties.

The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to develop and commercialize products.

General

Management is not aware of any other trends, events or uncertainties that have had or are reasonably likely to have a material negative impact upon our (i) short-term or long-term liquidity, or (ii) net revenue or income from operations. Any challenge to our patent or trademark rights could have a material adverse effect on our future; however, we are not aware of any condition that would make such an event probable. Our business is generally subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year.

During the three months ended March 31, 2021, we used $7.9 million in cash from operations. To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of the COVID-19 pandemic, may have an adverse impact on our ability to fund our business strategy through future borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

The Diagnostic business has unpaid receivables of $950,000 from services provided and billings in 2020. Total amount outstanding greater than 90 days as of March 31 was $1.0 million. Of this amount, greater than 90 days as of March 31, $950,000 amount has not yet been paid as of May 1, 2021.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2020 Annual Report.

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

Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2020.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2021. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.

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

Item 1A. Risk Factors.

There have been no material changes to the risks described in Item 1A. Risk Factors of the 2020 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 21, 2021, in connection with the Company’s public offering of common stock, the Company issued warrants to purchase up to an aggregate of 180,000 shares of common stock (6% of the shares of common stock sold in the offering) to the underwriters for the offering, at an exercise price of $15.625 per share (equal to 125% of the public offering price per share sold in the offering).

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

Date: May 14, 2021

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer
(Principal Financial Officer)

Date: May 14, 2021

