Form 10-Q
period 2021-06-30
ProPhase Labs, Inc.
filed 2021-08-13
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____to _____

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 13, 2021
Common Stock, $0.0005 par value	15,154,253

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,677	$6,816
Marketable debt securities, available for sale	18,095	1,639
Marketable equity securities, available for sale	479	-
Accounts receivable, net	6,644	3,155
Inventory, net	15,169	3,039
Prepaid expenses and other current assets	428	1,238
Total current assets	58,492	15,887

Property, plant and equipment, net	6,914	3,578
Secured promissory note receivable	3,727	2,750
Prepaid expenses, net of current portion	460	2,084
Right-of-use asset, net	4,564	4,731
Intangible asset, net	1,017	1,234
Goodwill	901	901
Other assets	248	240
TOTAL ASSETS	$76,323	$31,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,114	$3,771
Accrued advertising and other allowances	214	463
Lease liabilities	635	329
Other current liabilities	6,211	1,731
Total current liabilities	14,174	6,294

Non-current liabilities:
Deferred revenue, net of current portion	121	162
Unsecured convertible promissory notes, net	9,994	9,991
Lease liabilities, net of current portion	4,301	4,402
Total non-current liabilities	14,416	14,555
Total liabilities	28,590	20,849

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 50,000,000, $.0005 par value, issued 31,806,275 and 28,256,275 shares, respectively	16	14
Additional paid-in capital	99,265	61,674
Accumulated deficit	(3,969)	(3,631)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares, respectively	(47,490)	(47,490)
Accumulated other comprehensive loss	(89)	(11)
Total stockholders’ equity	47,733	10,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,323	$31,405

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues, net	$9,142	$3,623	$24,413	$5,511
Cost of revenues	4,676	2,344	11,020	3,817
Gross profit	4,466	1,279	13,393	1,694

Operating expenses:
Diagnostic expenses	830	-	4,639	-
General and administration	4,993	1,155	8,775	2,323
Research and development	93	65	208	124
Total operating expenses	5,916	1,220	13,622	2,447
Income (loss) from operations	(1,450)	59	(229)	(753)

Interest income, net	214	11	301	14
Interest expense	(323)	-	(574)	-
Change in fair value of investment securities	164		164
Net income (loss)	$(1,395)	$70	$(338)	$(739)

Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	(67)	(5)	(78)	6
Total comprehensive income (loss)	$(1,462)	$65	$(416)	$(733)

Earnings (loss) per share:
Basic	$(0.09)	$0.01	$(0.02)	$(0.06)
Diluted	$(0.09)	$0.01	$(0.02)	$(0.06)

Weighted average common shares outstanding:
Basic	15,154	11,592	14,860	11,587
Diluted	15,154	11,618	14,860	11,587

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended June 30, 2021
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of April 1, 2021	15,154,253	$16	$102,735	$(2,574)	$(22)	$(47,490)	$52,665

Cash dividends	-	-	(4,546)	-	-	-	(4,546)

Unrealized loss on marketable debt securities, net of realized gains of $2, net of taxes	-	-	-	-	(67)	-	(67)

Stock-based compensation	-	-	1,076	-	-	-	1,076

Net loss	-	-	-	(1,395)	-	-	(1,395)

Balance as of June 30, 2021	15,154,253	$16	$99,265	$(3,969)	$(89)	$(47,490)	$47,733

	For the Three Months Ended June 30, 2020
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Retained Earnings	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of April 1, 2020	11,581,939	$14	$60,413	$(2,315)	$9	$(47,490)	$10,631

Unrealized loss on marketable debt securities, net of realized gains of $3, net of taxes	-	-	-	-	(5)	-	(5)

Stock-based compensation	9,709	-	198	-	-	-	198

Net income	-	-	-	70	-	-	70

Balance as of June 30, 2020	11,591,648	$14	$60,611	$(2,245)	$4	$(47,490)	$10,894

	For the Six Months Ended June 30, 2021
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (loss)	Treasury Stock	Total
Balance as of January 1, 2021	11,604,253	$14	$61,674	$(3,631)	$(11)	$(47,490)	$10,556

Issuance of common stock and warrants for cash from public offering, net of $2,365 offering cost	3,000,000	2	35,133	-	-	-	35,135

Issuance of common stock and warrants for cash from private offering	550,000	-	5,500	-	-	-	5,500

Cash dividends	-	-	(4,546)	-	-	-	(4,546)

Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	(78)	-	(78)

Stock-based compensation	-	-	1,504	-	-	-	1,504

Net loss	-	-	-	(338)	-	-	(338)

Balance as of June 30, 2021	15,154,253	$16	$99,265	$(3,969)	$(89)	$(47,490)	$47,733

	For the Six Months Ended June 30, 2020
	Common Stock Shares Outstanding, Net of Shares of Treasury Stock	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (loss)	Treasury Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized loss on marketable debt securities, net of realized losses of $3, net of taxes	-	-	-	-	6	-	6

Stock-based compensation	18,055	-	396	-	-	-	396

Net loss	-	-	-	(739)	-	-	(739)

Balance as of June 30, 2020	11,591,648	$14	$60,611	$(2,245)	$4	$(47,490)	$10,894

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net loss	$(338)	$(739)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	7	-
Depreciation and amortization	1,118	167
Amortization of debt discount	3	-
Amortization on right-of-use assets	167	-
Lower of cost or net realizable value inventory adjustment	-	32
Stock-based compensation expense	1,504	396
Change in fair value of investment securities	(164)	-
Non-cash interest income on secured promissory note receivable	(315)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,466)	80
Escrow receivable	-	4,812
Inventory	(12,130)	(620)
Prepaid and other assets	2,434	91
Other assets	(8)	-
Accounts payable and accrued expenses	3,343	412
Lease liabilities	205	-
Other liabilities	4,190	26
Net cash (used in) provided by operating activities	(3,450)	4,657

Cash flows from investing activities
Issuance of secured promissory note receivable	(1,000)	-
Purchase of marketable securities	(16,841)	(3,436)
Proceeds from sale of marketable debt securities	300	1,029
Capital expenditures	(4,237)	(147)
Net cash used in investing activities	(21,778)	(2,554)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	35,135	-
Proceeds from issuance of common stock and warrants from private offering	5,500	-
Payment of dividends	(4,546)
Net cash provided by financing activities	36,089	-

Increase in cash and cash equivalents	10,861	2,103
Cash and cash equivalents, at the beginning of the period	6,816	434
Cash and cash equivalents, at the end of the period	$17,677	$2,537

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Interest payment on the promissory notes	$500	$-

Supplemental disclosure of non-cash investing and financing activities:
Net unrealized gain (loss), investments in marketable debt securities	$(78)	$6

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 – Organization and Business

ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified biotech and genomics company with deep experience with over-the- counter (“OTC”) consumer healthcare products and dietary supplements. We currently conduct our operations through two operating segments: diagnostic services and consumer products. Until late Fiscal 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and other Respiratory Pathogen Panel (RPP) molecular tests through our new diagnostic services business.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and Respiratory Pathogen Panel (RPP) molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of Confucius Plaza Medical Laboratory Corp. (“CPM”), which operates a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey, for approximately $2.5 million in cash (see Note 3, Business Acquisition). As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the signing of a lease and build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in February 2021.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non- GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly-owned subsidiary, ProPhase Precision Medicine, Inc. (see Note 15, Subsequent Events).

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

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of operating results that may be achieved over the course of the full year.

Segments

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. For the six months ended June 30, 2021, we maintain two operating segments: diagnostic services and consumer products. For the six months ended June 30, 2020, we only had the consumer products operating segment. (see Note 14, Segment Information).

Business and Liquidity Uncertainties

For the six months ended June 30, 2021, our net revenues were derived from both our diagnostic services and consumer products segments. For the six months ended June 30, 2020, our net revenues were derived solely from our consumer products segment.

The diagnostic service business commenced in December 2020 and expanded in February 2021 with the opening of our new Garden City, New York CLIA accredited laboratory. Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, the price we are able to receive for performing our testing services, and the length of time for which that demand persists, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

While our revenues increased for the six months ended June 30, 2021 as a result of our new diagnostic services business line, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will be successful in the future or that the revenue and operating profits from such business will increase or maintain their current level.

There are still numerous uncertainties associated with the COVID-19 pandemic, including the efficacy of the vaccines that have been developed to treat the virus and their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, the duration of any future business closures, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties.

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

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains an as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). These investments in marketable debt securities, carry maturity dates between one and three years from date of purchase and interest rates of 0.94% to 3.35% during the first two quarters of Fiscal 2021. For the three and six months ended June 30, 2021, we reported unrealized losses of $67,000 and $78,000, respectively. Unrealized gains and losses are classified as other comprehensive loss and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of June 30, 2021
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$2,556	$(22)	$2,534
Corporate obligations	15,628	(67)	15,561
	$18,184	$(89)	$18,095

	As of December 31, 2020
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$1,021	$(7)	$1,014
Corporate obligations	629	(4)	625
	$1,650	$(11)	$1,639

We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.

Marketable Equity Securities

Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the consolidated statements of income.

On June 25, 2021, we were issued 1,260,619 common shares (the “Investment Shares”) by the consultant as an interest payment under the Secured Note (see note 13) with a fair value of $315,000. The fair value of the Investment Shares as of June 30, 2021 was based upon the closing stock price of $0.38 per share. The investment was classified as a Level 1 financial instrument. We recorded a $164,000 increase in fair value of investment securities for the six months ended June 30, 2021.

Inventories, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are then established. At June 30, 2021 and December 31, 2020, the financial statements include non-cash adjustments to adjust inventory for excess, obsolete or short-dated shelf-life inventory by $87,000 and $167,000, respectively. The components of inventory are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Diagnostic services testing material	$13,240	$1,028
Raw materials	1,249	1,404
Work in process	345	437
Finished goods	335	170
	$15,169	$3,039

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

We did not identify any indicators of our property, plant and equipment for the six months ended June 30, 2021 and 2020 and concluded there were no impairments or changes in useful lives.

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

We maintain cash and cash equivalents with certain major financial institutions. As of June 30, 2021, our cash and cash equivalents balance were $17.7 million and our bank balance was $17.9 million. Of the total bank balance, $0.5 million was covered by federal depository insurance and $17.4 million was uninsured at June 30, 2021.

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

We also assess the financial condition of the debtor under the Secured Note (see Note 13), balances due to us and other factors, and based on this assessment, we did not offset our note receivable with an allowance at June 30, 2021 and June 30, 2020.

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

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment (see Note 10, Lease).

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

Goodwill and Long-lived Assets

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

Management has determined that there was no impairment to our long-lived assets and goodwill on the basis of a review of a discounted cash flow analysis, which for goodwill is performed at the level of the subsidiaries to which the goodwill relates. There were no events or circumstances that required an assessment to be performed on our long-lived assets with definite lives. If there is a material change in the assumptions used in the determination of fair value or a material change in the conditions or circumstances influencing fair value, we could be required to recognize a material impairment charge.

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

We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity change in fair value reported on the condensed consolidated statement of operations (see note 13, Secured Promissory Note Receivable and Consulting Agreement). The components of marketable securities and are as follows (in thousands):

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$2,534	$-	$2,534
Corporate obligations	-	15,561	-	15,561
Marketable equity securities	479	-	-	479
	$479	$18,095	$-	$18,574

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,014	$-	$1,014
Corporate obligations	-	625	-	625
	$-	$1,639	$-	$1,639

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the six months ended June 30, 2021.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We had historically generated sales principally through two types of customers, contract manufacturing and retail customers for our consumer products. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. As of December 2020, we also began generating revenues through diagnostic services. Revenue from diagnostic services is recognized when the results are made available to the customer. Net revenues from consumer products were $1.6 million and $4.1 million for the three and six months ended June 30, 2021, respectively. Net revenue from diagnostic services was $7.5 million and $20.3 million for the three and six months ended June 30, 2021, respectively. Net revenues for consumer products were $3.6 million and $5.5 million and zero sales from diagnostic services for the three and six months ended June 30, 2020, respectively.

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

Accrued advertising and other allowances operations as of June 30, 2021 included (i) $321,000 for estimated returns and allowances, which is reported as a liability and (ii) $214,000 for cooperative and incentive promotion costs, which is also reported as a liability. As of December 31, 2020, accrued advertising and other allowances included (i) $291,000 for estimated returns, which is reported as a liability and (ii) $463,000 for cooperative and incentive promotion costs, which was also reported as a liability.

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

Contract Balances

As of June 30, 2021 and December 31, 2020, we have deferred revenue of $233,000 and $331,000, respectively, in relation to R&D stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates our deferred revenue by recognition period (in thousands):

	As of June 30, 2021	As of December 31, 2020
Recognition Period
0-12 Months	$112	$169
13-24 Months	74	84
Over 24 Months	47	78
Total	$233	$331

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into three categories: contract manufacturing, retail customers and diagnostic services. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates our revenue by revenue source for the three and six months ended June 30, 2021 and 2020 (in thousands):

	For the three months ended		For the six months ended
Revenue by Customer Type	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Contract manufacturing	$1,041	$3,472	$2,949	$5,195
Retail and others	565	151	1,190	316
Diagnostic services	7,536	-	20,274	-
Total revenue	$9,142	$3,623	$24,413	$5,511

Customer Consideration

The Company makes payments to certain diagnostic services customers for distinct services that approximate fair value for those services. Such services include specimen collection, the collection and delivery of insurance and patient information necessary for billing and collection, logistics services, as well as other information requirements. Consideration associated with specimen collection services is classified in cost of revenues and the remaining costs are classified as diagnostic expenses within operating expenses in the accompanying statement of operations. Diagnostic services cost of revenue includes specimen collection payments to customers and other costs incurred in connection with the company operated laboratories, including reagent and other raw material costs, direct and indirect labor and other laboratory facility overhead (see Note 14, Segment Information).

Shipping and Handling Activities

We account for shipping and handling activities that we perform as activities to fulfill the promise to transfer the goods.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended June 30, 2021 and 2020 were $111,000 and $49,000, respectively. Advertising and incentive promotion expenses incurred for the six months ended June 30, 2021 and 2020 were $279,000 and $96,000, respectively.

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

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans. Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted. For the three months ended June 30, 2021 and 2020, we charged to operations $1,076,000 and $198,000, respectively, for share-based compensation expense associated with vesting of outstanding equity awards. For the six months ended June 30, 2021 and 2020, we charged to operations $1,504,000 and $396,000, respectively, for share-based compensation expense associated with vesting of outstanding equity awards.

Research and Development (“R&D”)

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended June 30, 2021 and 2020 were $93,000 and $65,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and validation fees in association with the diagnostic services business including the validation work of the diagnostic services business

Income Taxes

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

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $901,000, which was primarily related to the acquisition of the assembled workforce. Other definite-lived intangible asset of approximate $1.3 million were related to the CLIA license, which was determined to have an estimated useful life of three years. The Company recognized $109,000 and $207,000 amortization expense during the three and six months June 30, 2021, respectively.

The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

Note 4 – Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	June 30, 2021	December 31, 2020	Estimated Useful Life
Land	$352	$352
Building improvements	1,859	1,729	10-39 years
Machinery	4,669	4,441	3-7 years
Lab equipment	4,316	1,002	3-7 years
Computer equipment	1,182	881	3-5 years
Furniture and fixtures	457	194	5 years
	12,835	8,599
Less: accumulated depreciation	(5,921)	(5,021)
Total property, plant and equipment, net	$6,914	$3,578

Depreciation expense incurred for the six months ended June, 2021 and 2020 was $900,000 and $167,000, respectively. Depreciation expense for the three months ended June 30, 2021 and 2020 was $474,000 and $900,000, respectively.

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

The September 2020 Notes contain customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the September 2020 Notes may be accelerated. The September 2020 Notes also contain certain restrictive covenants which, among other things, restrict our ability to create, incur, assume or permit to exist, directly or indirectly, any lien (other than certain permitted liens described in the September 2020 Notes) securing any indebtedness of the Company, and prohibits us from distributing or reinvesting the proceeds from any divestment of assets (other than in the ordinary course) without the prior approval of the Lenders.

For the six months ended June 30, 2021 and 2020, we incurred $574,000 and $0, respectively, in interest expense under the September 2020 Notes and $323,000 and $0 for the three months ended June 30, 2021 and 2020.

Note 6 – Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2021 and December 31, 2020, no shares of preferred stock have been issued.

Common Stock Dividends

On May 13, 2021, the Board declared a special cash dividend of $0.30 per share on the Company’s common stock to holders of record on May 25, 2021, resulting in the payment of $4.5 million to stockholders on June 3, 2021.

In Fiscal 2020, no cash dividends were declared.

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

The 2010 Directors’ Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Directors’ Equity Compensation Plan (the “Amended 2010 Directors’ Plan”) at the 2021 Annual Meeting of Stockholders of the Company (the “2021 Annual Meeting”). The Amended 2010 Directors’ Plan had been previously approved by the board of directors of the Company on April 7, 2021, subject to stockholder approval at the 2021 Annual Meeting.

The Amended 2010 Directors’ Plan provides for an increase in the number of shares reserved for issuance under the plan by 100,000 shares, from 675,000 shares to 775,000 shares.

During the three and six months ended June 30, 2021, no shares of common stock and options were granted to our directors under the 2010 Directors’ Plan.

During the three and six months ended June 30, 2020, 9,709 and 18,055 shares of common stock, respectively were granted to our directors under the 2010 Directors’ Plan. We recorded $35,000 of director fees during the six months ended June 30, 2020 in connection with these grants, which represented the fair value of the shares calculated based on the average closing price of our shares of common stock for the last five trading days of the quarter in which the Board fee was earned.

At June 30, 2021, there were 200,000 options outstanding and there were 228,126 shares of common stock available to be issued pursuant to the terms of the 2010 Directors’ Plan. No stock options were exercised during the six months ended June 30, 2021.

The 2010 Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Equity Compensation Plan (the “Amended 2010 Plan”) at the 2021 Annual Meetings. The Amended 2010 Plan had been previously approved by the board of directors of the Company on April 7, 2021, subject to stockholder approval at the 2021 Annual Meeting.

The Amended 2010 Plan provides for an increase in the number of shares reserved for issuance under the plan by 1,000,000 shares, from 3,900,000 shares to 4,900,000 shares.

There were 675,000 options granted under the 2010 Plan during the six months ended June 30, 2021 for a total fair value of $1,973,000.

As of June 30, 2021, there were 1,890,250 options outstanding and 340,659 options available to be issued pursuant to the terms of the 2010 Plan. We will recognize an aggregate of approximately $1,583,000 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3.0 years. No stock options were exercised during the six months ended June 30, 2021.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). At April 12, 2018, all 2.3 million shares available for issuance under the 2018 Stock Plan have been granted in the form of a stock option with an initial exercise price of $3.00 per share, which are exercisable in 36 monthly installments, to Ted Karkus (the “CEO Option”), our Chief Executive Officer. No stock options have been exercised during the six months ended June 30, 2021 and 2020.

The 2018 Plan requires certain proportionate adjustments to be made to stock options granted upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date a special $1.00 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date a $0.25 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.50 to $1.20 per share, effective as of June 3, 2021, the date another $0.30 special cash dividend was paid to Company’s stockholders.

The following table summarizes stock options activity during the six months ended June 30, 2021 for the Amended 2010 Plan, the Amended 2010 Directors’ Plan and the 2018 Stock Plan (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2021	3,795	$2.21	3.4	$26,441
Granted	675	9.13	5.1	-
Forfeited	(92)	5.31	-	-
Outstanding as of June 30, 2021	4,378	$3.06	3.2	$16,182
Options vested and exercisable	3,573	$2.22	2.7	$15,183

The following table summarizes weighted average assumptions used in determining the fair value of the options at the date of grant during the six months ended June 30, 2021:

For the six months ended
June 30, 2021
Exercise price	$9.13
Expected term (years)	3.5
Expected stock price volatility	83%
Risk-free rate of interest	0.6%
Expected dividend yield (per share)	0%

During the six months ended June 30, 2021, we issued warrants to purchase 275,000 shares of common stock in a registered direct offering and warrants to purchase 180,000 shares of common stock to the underwriters in a public offering. The following table summarizes warrant activities during the six months ended June 30, 2021 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2021	450	$3.22	2.7
Warrants granted	455	12.83	3.0
Outstanding as of June 30, 2021	905	$8.05	2.4
Warrants vested and exercisable	815	$8.61	2.4

The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during the six months ended June 30, 2021:

For the six months ended
June 30, 2021
Exercise price	$12.83
Expected term (years)	3.0
Expected stock price volatility	81%
Risk-free rate of interest	0.2%
Expected dividend yield (per share)	0%

As of June 30, 2021, there were 905,000 warrants outstanding and we recognized $105,000 and $193,000 of share-based compensation expense during the three and six months ended June 30, 2021. We had no compensation expense during the six months ended June 30, 2020.

Note 7 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three and six months ended June 30, 2021 were $23,000 and $35,000, respectively. Our contributions to the plan in the three and six months ended June 30, 2020 were $17,000 and $33,000, respectively.

Note 8 – Other Current Liabilities

The following table sets forth the components of other current liabilities at June 30, 2021 and December 31, 2020, respectively (in thousands):

	June 30, 2021	December 31, 2020
Accrued diagnostic services	$4,353	$-
Accrued commissions	639	461
Accrued payroll	240	464
Accrued expenses	467	304
Accrued returns	321	291
Accrued income tax payable	8	8
Accrued benefits and vacation	71	34
Deferred revenue	112	169
Total other current liabilities	$6,211	$1,731

Note 9– Commitments and Contingencies

Manufacturing Agreement

In connection with the asset purchase agreement, the Company and its wholly-owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Nurya for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Employment Agreement Obligations:

We have estimated future minimum obligations for an executive’s employment agreement over the next five years, including the remainder of Fiscal 2021, as follows (in thousands):

Employment Contracts
2021	$338
2022	675
2023	675
2024	675
2025	675
Total	$3,038

Litigation

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlements where management deems it appropriate.

Note 10 – Leases

On October 23, 2020, we completed the acquisition of CPM. CPM (which is now known as ProPhase Diagnostics NJ, Inc.) is the lessee of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which ProPhase Diagnostics acquired as part of the transaction. The lease acquired is for a term of 24 months with a monthly base lease payment of $5,950.

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

The New York Lease was effective as of December 8, 2020 and commenced in December 2020 when the facility was made available to us by the Landlord. Payments on the lease begin upon the date of the Landlord’s substantial completion of certain improvements to the Leased Premises (the “Commencement Date”), as set forth in the New York Lease. The initial term of the New York Lease is 10 years and seven months (the “Initial Term”), unless sooner terminated as provided in the New York Lease. We may extend the term of the New York Lease for one additional option period of five years. We have the option to terminate the New York Lease on the sixth anniversary of the Commencement Date, provided that we give the Landlord written notice not less than nine months and not more than 12 months in advance and that we pay the Landlord a termination fee as more particularly described in the New York Lease. The Landlord provided a construction allowance to the Company in an aggregate amount not to exceed $250,795, to reimburse the Company for the cost of certain improvements to be made by the Company to the Leased Premises.

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

At June 30, 2021, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.9 million and right of use assets of approximately $4.6 million, which were included in the consolidated balance sheet.

The following summarizes quantitative information about our operating leases (amounts in thousands):

For the Six Months Ended June 30, 2021
Operating leases
Operating lease cost	$408
Variable lease cost	-
Operating lease expense	408
Short-term lease rent expense	-
Total rent expense	$408

For the Six Months Ended June 30, 2021
Operating cash flows used in operating leases	$(36)
Right-of-use assets obtained in exchange for operating lease liabilities	$-
Weighted-average remaining lease term – operating leases (in years)	9.9
Weighted-average discount rate – operating leases	10.00%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (amounts in thousands):

Remaing Months Ended December 31, 2021	$321
Year Ended December 31, 2022	774
Year Ended December 31, 2023	738
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Thereafter	4,659
Total	8,007
Less present value discount	(3,071)
Operating lease liabilities	$4,936

Note 11– Significant Customers

Revenue for the three months ended June 30, 2021 and 2020 was $9.1 million and $3.6 million, respectively. Two diagnostic services clients accounted for 24.9% and 16.8% of our revenue for the three months ended June 30, 2021. No contract manufacturing customer accounted for a significant portion of our revenue for the three months ended June 30, 2021. Three third-party contract manufacturing customers accounted for 58.7%, 16.6% and 12.2%, respectively, of our revenue from continuing operations for the three months ended June 30, 2020. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Revenue for the six months ended June 30, 2021 and 2020 was $24.4 million and $5.5 million, respectively. Two diagnostic services clients accounted for 38.5% and 24.0%, respectively, of our revenue for the six months ended June 30, 2021. Two third-party contract manufacturing customers accounted for 55.2% and 17.1%, respectively, of our revenue for the six months ended June 30, 2020. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Three diagnostic services clients generated 38.9%, 21.0% and 10.2% of our total reimbursement receivable balances from government agencies and healthcare issuers at June 30, 2021. Two consumer product customers represented 72.4%, and 12.8% of our total trade receivable balances at June 30, 2020.

Note 12 – Earnings (Loss) Per Share

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise result in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period, and the if-converted method for convertible debt. The potentially anti-dilutive effect of stock options, warrants, and convertible debt for the three and six months ended June 30, 2021 was 3,024,000 and 3,393,000 shares, respectively.

For the three and six months ended June 30, 2021, dilutive loss per share were the same as basic earnings per share due to the exclusion of Common Stock in the form of stock options (“Common Stock Equivalents”), which in a net loss position would have an anti-dilutive effect on loss per share.

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

Total interest income recorded in the three and six months ended June 30, 2021 was zero and $233,000 respectively.

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

Under the terms of the Termination Agreement, the consultant will sell and process its viral test by RT-PCR (together with other viral and other types of tests). Until the Secured Note is paid in full, each COVID-19 Test Kit sold or processed from and after January 14, 2021, and for which payment of at least the specified amount as defined for the test, is received by the consultant, the consultant will pay us a specified amount (the “Test Fee”). The total payments will not exceed the aggregate amounts due under the Secured Note and shall be applied first to interest and other amounts due under the Secured Note and then to the then-current outstanding principal. Test Fees will be due and payable on the 10th business day after the end of each month commencing in February, 2021, and until the Secured Note is paid in full. We received the first payment in the amount of $95,000 with respect to the Test Fees from January 15 through February 2021. On June 25, 2021, we were issued 1,260,619 common shares of the consultant with a fair value of $315,000 as an interest payment with respect to the Test Fees from March through June, 2021.

On each payment date commencing on or after September 1, 2021, in addition to payments of the Test Fees described above, the consultant will also make payments in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding principal amount together with interest thereon and interest accruing on the Secured Note, in accordance with the Secured Note. Accordingly, commencing on September 1, 2021, the minimum number of monthly payments due and payable will be equal to the amount required to amortize fully the outstanding principal amount of the Secured Note, together with interest over a period of 36 months with level monthly payments.

Note 14 – Segment Information

The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO as CODM assesses performance and allocates resources across the organization. The operating segments are organized in a manner that depicts the difference in revenue generating synergies that include the separate processes, profit generation and growth of each segment. The diagnostic services segment provides COVID-19 diagnostic information services to a broad range of customers in the United States, including health plans, third party payers and government organizations. The consumer products segment is engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. The unallocated corporate expenses mainly included professional fees associated with the public company.

The following table is a summary of segment information for three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net revenues
Diagnostic services	$7,537	$-	$20,274	$-
Consumer products	1,605	3,623	4,139	5,511
Consolidated net revenue	9,142	3,623	24,413	5,511
Cost of revenue
Diagnostic services	3,479	-	7,824	-
Consumer products	1,197	2,344	3,196	3,817
Consolidated cost of revenue	4,676	2,344	11,020	3,817
Depreciation and amortization expense
Diagnostic services	392	-	737	-
Consumer products	3	5	6	10
Total Depreciation and amortization expense	395	5	743	10
Operating and other expenses	5,466	1,204	12,988	2,423
Income (loss) from continuing operations, before income taxes
Diagnostic services	1,164	-	4,004	-
Consumer products	540	1,274	505	1,684
Unallocated corporate	(3,099)	(1,204)	(4,847)	(2,423)
Total income (loss) from continuing operations, before income taxes	(1,395)	70	(338)	(739)
Net income (loss)	$(1,395)	$70	$(338)	$(739)

The following table is a summary of segment balance sheets information as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020

ASSETS
Diagnostic services	$32,222	$13,410
Consumer products	5,294	6,261
Unallocated corporate	38,807	11,734
Total assets	$76,323	$31,405

Note 15 – Subsequent Events

On August 10, 2021, the Company and its wholly-owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”), entered into and closed a Stock Purchase Agreement (the “Nebula Stock Purchase Agreement”) with Nebula Genomics, Inc., a privately owned personal genomics company (“Nebula”), each of the stockholders of Nebula (the “Seller Parties”), and Kamal Obbad, as Seller Party Representative. Pursuant to the terms of the Nebula Stock Purchase Agreement, ProPhase Precision acquired all of the issued and outstanding shares of common stock of Nebula (the “Nebula Shares”) from the Seller Parties, for an aggregate purchase price of approximately $14.6 million, subject to post-closing adjustments. A portion of the purchase price will be paid in shares to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of Company common stock in lieu of cash, which shares have been valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement. A portion of the purchase price equal to $1,080,000 (the “Escrow Amount”) will be held in escrow by Citibank, N.A. (the “Escrow Agent”) until February 23, 2023 (“Escrow Termination Date”), pursuant to the terms and conditions of an escrow agreement entered into with the Escrow Agent, as security for the indemnification obligations of the Seller Parties. At the Escrow Termination Date, the remaining amount, if any, of the Escrow Amount, less any amount reasonably necessary to pay any claim with respect to which a notice of claim has been timely and properly given, will be delivered to the Seller Parties, as applicable.

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

Such risks and uncertainties include, but are not limited to:

●	Our dependence on our largest manufacturing customers;

●	Our ability to successfully offer, perform and generate revenues from our new diagnostic and genomics sequencing services;

●	Our ability to generate sufficient profits from Respiratory Pathogen Panel (“ RPP”) Molecular tests if and when demand for COVID-19 testing decreases or becomes no longer necessary;

●	Our ability to secure additional capital, when needed to support our diagnostic services business and product development and commercialization programs;

●	Potential disruptions to our supply chain or increases to the price of or adulteration of key raw materials or supplies;

●	Potential disruptions in our ability to manufacture our products and those of others;

●	Seasonal fluctuations in demand for the products we manufacture at our manufacturing facility;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to attract, retain and motivate our key employees;

●	Our ability to protect our proprietary rights;

●	Our ability to comply with regulatory requirements applicable to our businesses; and

●	Our dependence on third parties to provide services critical to our lab diagnostic services business;

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

General

We are a diversified biotech and genomics company with deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments; diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and other RPP Molecular tests through our new diagnostic service business.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non- GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and RPG Molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which operates a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. As a result of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the signing of a lease and the recent build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in February 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly-owned subsidiary, ProPhase Precision Medicine, Inc. We intend to offer whole genome sequencing and related services through this new subsidiary.

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

While our revenues increased for the six months ended June 30, 2021 as a result of our new diagnostic services business line, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will continue to be successful and the revenue and operating profits from such business will increase from or maintain their current level.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Financial Condition and Results of Operations Results for the Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

For the three months ended June 30, 2021, net revenue was $9.1 million as compared to $3.6 million for the three months ended June 30, 2020. We experienced higher net revenue for the three months ended June 30, 2021, primarily as a result of an increase of $7.5 million related to our new diagnostic services business, which was offset by, a decrease of $2.0 million in customer orders from our consumer products business as a result of the timing and demand of third party contract manufacturing customers.

Cost of revenues for the three months ended June 30, 2021 were $4.7 million as compared to $2.3 million for the three months ended June 30, 2020. For the three months ended June 30, 2021 and 2020, we realized a gross margin of 48.9% and 35.3%, respectively. The increase in gross margin from the prior period is principally due to increased margins generally associated with our new diagnostic services business. Gross margins are generally influenced by fluctuations in quarter-to-quarter diagnostic testing and OTC production volume, fixed operating costs and related overhead absorption, raw ingredient costs, testing supplies and labor costs and inventory mark to market write-downs.

Diagnostic expenses for the three months ended June 30, 2021 were $830,000 compared to no diagnostics expenses for the three months ended June 30, 2020. The $830,000 in diagnostic expenses for the three months ended June 30, 2021 was comprised of network providers expenses associated with our new diagnostic services business.

Sales, general and administration expenses for the three months ended June 30, 2021 were $5.0 million as compared to $1.2 million for the three months ended June 30, 2020. The increase of $3.8 million in general and administration expenses was principally related to growth in personnel expenses and professional fees associated with our new diagnostic services business.

Research and development costs for the three months ended June 30, 2021 were $93,000 as compared to $65,000 for the three months ended June 30, 2020. The increase in research and development costs for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 were principally due to additional professional fees associated with our new diagnostics services business.

Interest and other income for the three months ended June 30, 2021 and 2020 was $214,000 and $11,000, respectively. The increase in interest income for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was principally due to the issuance of the new Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the three months ended June 30, 2021 was $323,000 compared to no interest expense for the three months ended June 30, 2020. The increase in interest expense for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was principally due the new unsecured convertible September 2020 Notes payable that accrues interest at a rate of 10% per year.

Gain from change in fair value of investment securities for the three months ended June 30, 2021 was $164,000, which was due to the increase of stock price as of June 30, 2021 compared to stock price on the acquired date on June 25, 2021.

As a consequence of the effects of the above, net loss from operations for the three months ended June 30, 2021 was $1.4 million, or ($0.09) per share, as compared to the net income for the three months ended June 30, 2020 of $70,000, or $0.01 per share.

Financial Condition and Results of Operations Results for the Six Months Ended June 30, 2021 as Compared to the Six Months Ended June 30, 2020

For the six months ended June 30, 2021, net revenue was $24.4 million as compared to $5.5 million for the six months ended June 30, 2020. We experienced higher net revenue for the six months ended June 30, 2021, primarily as a result of our receipt of $20.3 million from our new diagnostic services business, which was offset by, a decrease of $1.4 million in customer orders from our consumer products business as a result of the timing and demand of third party contract manufacturing customers.

Cost of revenues for the six months ended June 30, 2021 were $11.0 million as compared to $3.8 million for the six months ended June 30, 2020. For the six months ended June 30, 2021 and 2020, we realized a gross margin of 54.9% and 30.7%, respectively. The increase in gross margin from the prior period is principally due to increased margins generally associated with our new diagnostic services business. Gross margins are generally influenced by fluctuations in quarter-to-quarter diagnostic testing and OTC production volume, fixed operating costs and related overhead absorption, raw ingredient costs, testing supplies and labor costs and inventory mark to market write-downs.

Diagnostic expenses for the six months ended June 30, 2021 were $4.6 million compared to no diagnostics expenses for the six months ended June 30, 2020. The $4.6 million in diagnostic expenses for the six months ended June 30, 2021 was comprised of network providers expenses associated with our new diagnostic services business.

Sales, general and administration expenses for the six months ended June 30, 2021 were $8.8 million as compared to $2.3 million for the six months ended June 30, 2020. The increase of $6.5 million in general and administration expenses was principally related to growth in personnel expenses and professional fees associated with our new diagnostic services business.

Research and development costs for the six months ended June 30, 2021 were $208,000 as compared to $124,000 for the six months ended June 30, 2020. The increase in research and development costs for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 were principally due to additional professional fees associated with our new diagnostics services business.

Interest and other income for the six months ended June 30, 2021 and 2020 was $301,000 and $14,000, respectively. The increase in interest income for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was principally due to the issuance of the new Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the six months ended June 30, 2021 was $574,000 compared to no interest expense for the six months ended June 30, 2020. The increase in interest expense for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was principally due the new unsecured convertible September 2020 Notes payable that accrues interest at a rate of 10% per year.

Gain from change in fair value of investment securities for the six months ended June 30, 2021 was $164,000, which was due to the increase of stock price as of June 30, 2021 compared to stock price on the acquired date on June 25, 2021.

As a consequence of the effects of the above, net loss from operations for the six months ended June 30, 2021 was $338,000, or ($0.02) per share, as compared to the net loss for the six months ended June 30, 2020 of $739,000, or ($0.06) per share.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and marketable debt securities as of June 30, 2021 was $35.8 million as compared to $8.5 million at December 31, 2020. Our working capital was $44.3 million and $9.6 million as of June 30, 2021 and December 31, 2020, respectively. The increase of $27.3 million in our cash and cash equivalents and marketable debt securities balance for the six months ended June 30, 2021 was principally due to our receipt of aggregate net proceeds of $40.6 million from the issuance of common stock and warrants in a registered direct offering and public offering offset by (i) capital expenditures of $4.2 million, (ii) cash dividend payments of $4.5 million (iii) issuance of a promissory note of $1.0 million, and, (iv) cash used in operations of $3.5 million.

COVID-19

The COVID-19 pandemic has not had a material adverse impact on our business to date. We experienced higher than normal net revenue for the last six months ended June 30, 2020, primarily as a result of revenue from our new diagnostic services business, which offers COVID-19 testing.

There are still numerous uncertainties associated with the COVID-19 pandemic, including the efficacy of the vaccines that have been developed to treat the virus and their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, including business closures, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties.

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

During the six months ended June, 2021, we used $3.5 million in cash from operations. To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of the COVID-19 pandemic, may have an adverse impact on our ability to fund our business strategy through future borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Item 4. Controls and Procedures. Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2021. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

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

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-21617) filed on May 21, 2021)

10.2	Amended and Restated 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (File No. 000-21617) filed on May 21, 2021)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2021

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer (Principal Financial Officer)

Date: August 13, 2021

