Form 10-Q
period 2021-09-30
ProPhase Labs, Inc.
filed 2021-11-12
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 10, 2021
Common Stock, $0.0005 par value	15,511,455

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$8,533	$6,816
Restricted cash	250	-
Marketable debt securities, available for sale	14,114	1,639
Marketable equity securities, at fair value	214	-
Accounts receivable, net	10,680	3,155
Inventory, net	8,510	3,039
Prepaid expenses and other current assets	1,602	1,238
Total current assets	43,903	15,887

Property, plant and equipment, net	6,454	3,578
Secured promissory note receivable	3,774	2,750
Prepaid expenses, net of current portion	460	2,084
Right-of-use asset, net	4,484	4,731
Intangible assets, net	11,562	1,234
Goodwill	1,385	901
Other assets	608	240
TOTAL ASSETS	$72,630	$31,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$2,394	$3,771
Accrued diagnostic services	3,260	-
Accrued advertising and other allowances	344	463
Lease liabilities	676	329
Deferred revenue	1,517	-
Other current liabilities	1,741	1,731
Total current liabilities	9,932	6,294

Non-current liabilities:
Deferred revenue, net of current portion	106	162
Note payable	81	-
Unsecured convertible promissory notes, net	9,995	9,991
Lease liabilities, net of current portion	4,252	4,402
Total non-current liabilities	14,434	14,555
Total liabilities	24,366	20,849

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 50,000,000, $.0005 par value, 15,652,724 and 11,604,253 shares outstanding, respectively	16	14
Additional paid-in capital	103,807	61,674
Accumulated deficit	(7,947)	(3,631)
Treasury stock, at cost, 16,652,022 and 16,652,022 shares, respectively	(47,490)	(47,490)
Accumulated other comprehensive loss	(122)	(11)
Total stockholders’ equity	48,264	10,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$72,630	$31,405

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues, net	$9,472	$3,840	$33,885	$9,351
Cost of revenues	5,495	2,798	16,515	6,615
Gross profit	3,977	1,042	17,370	2,736

Operating expenses:
Diagnostic expenses	1,478	-	6,117	-
General and administration	5,938	1,552	14,713	3,875
Research and development	208	57	416	181
Total operating expenses	7,624	1,609	21,246	4,056
Loss from operations	(3,647)	(567)	(3,876)	(1,320)

Interest income, net	230	39	531	53
Interest expense	(296)	(41)	(870)	(41)
Change in fair value of investment securities	(265)	-	(101)	-
Loss from continuing operations	(3,978)	(569)	(4,316)	(1,308)

Discontinued Operations:
Income from discontinued operations	-	161	-	161
Net loss	$(3,978)	$(408)	$(4,316)	$(1,147)

Other comprehensive loss:
Unrealized loss on marketable debt securities	(33)	(8)	(111)	(2)
Total comprehensive loss	$(4,011)	$(416)	$(4,427)	$(1,149)

Basic and diluted earnings (loss) per share:
Loss from continuing operations	$(0.26)	$(0.05)	$(0.29)	$(0.11)
Income from discontinued operations	-	0.01	-	0.01
Net loss per share	$(0.26)	$(0.04)	$(0.29)	$(0.10)

Weighted average common shares outstanding:
Basic and diluted	15,439	11,604	15,055	11,593

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30, 2021
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of July 1,2021	15,154,253	$16	$99,265	$(3,969)	$(89)	$(47,490)	$47,733

Issuance of common shares related to business acqusition	483,685	-	3,608	-	-	-	3,608

Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	(33)	-	(33)
Cashless warrants exercise	5,986	-	-	-	-	-	-

Stock-based compensation	8,800	-	934	-	-	-	934

Net loss	-	-	-	(3,978)	-	-	(3,978)

Balance as of September 30, 2021	15,652,724	$16	$103,807	$(7,947)	$(122)	$(47,490)	$48,264

	For the Three Months Ended September 30, 2020
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of July 1, 2020	11,591,648	$14	$60,611	$(2,245)	$4	$(47,490)	$10,894

Unrealized loss on marketable debt securities, net of realized gains of $4, net of taxes	-	-	-	-	(8)	-	(8)

Stock-based compensation	12,605	-	283	-	-	-	283

Net loss	-	-	-	(408)	-	-	(408)

Balance as of September 30, 2020	11,604,253	$14	$60,894	$(2,653)	$(4)	$(47,490)	$10,761

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Nine Months Ended September 30, 2021
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (loss)	Treasury Stock	Total
Balance as of January 1, 2021	11,604,253	$14	$61,674	$(3,631)	$(11)	$(47,490)	$10,556

Issuance of common stock and warrants for cash from public offering, net of $2,365 offering cost	3,000,000	2	35,133	-	-	-	35,135

Issuance of common stock and warrants for cash from private offering	550,000	-	5,500	-	-	-	5,500

Issuance of common shares related to business acqusition	483,685	-	3,608	-	-	-	3,608

Cash dividends	-	-	(4,546)	-	-	-	(4,546)

Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	(111)	-	(111)
Cashless warrants exercise	5,986	-	-	-	-	-	-

Stock-based compensation	8,800	-	2,438	-	-	-	2,438

Net loss	-	-	-	(4,316)	-	-	(4,316)

Balance as of September 30, 2021	15,652,724	$16	$103,807	$(7,947)	$(122)	$(47,490)	$48,264

	For the Nine Months Ended September 30, 2020
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (loss)	Treasury Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized loss on marketable debt securities, net of realized losses of $4, net of taxes	-	-	-	-	(2)	-	(2)

Stock-based compensation	30,660	-	679	-	-	-	679

Net loss	-	-	-	(1,147)	-	-	(1,147)

Balance as of September 30, 2020	11,604,253	$14	$60,894	$(2,653)	$(4)	$(47,490)	$10,761

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net loss	$(4,316)	$(1,147)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gain) loss on marketable debt securities	40	(2)
Depreciation and amortization	2,044	253
Amortization of debt discount	4	-
Amortization on right-of-use assets	247	-
Lower of cost or net realizable value inventory adjustment	-	17
Stock-based compensation expense	2,438	679
Change in fair value of investment securities	101	-
Non-cash interest income on secured promissory note receivable	(315)	-
Changes in operating assets and liabilities:
Accounts receivable	(7,327)	(1,015)
Escrow receivable	-	4,812
Inventory	(5,036)	(696)
Prepaid and other assets	1,639	(30)
Other assets	(368)	-
Accounts payable and accrued expenses	(1,749)	470
Accrued diagnostic services	3,260	-
Deferred revenue	1,461
Lease liabilities	197	-
Other liabilities	(1,292)	835
Net cash (used in) provided by operating activities	(8,972)	4,176

Cash flows from investing activities
Business acquisitions, net of cash acquired	(9,066)	-
Issuance of secured promissory note receivable	(1,000)	(2,974)
Purchase of marketable securities	(21,527)	(4,317)
Proceeds from sale of marketable debt securities	10,701	3,839
Capital expenditures	(4,258)	(222)
Net cash used in investing activities	(25,150)	(3,674)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	35,135	-
Proceeds from issuance of common stock and warrants from private offering	5,500	-
Proceeds from unsecured convertible promissory notes	-	10,000
Issuance costs on unsecured convertible promissory notes	-	(10)
Payment of issuance costs in connection with ATM	-	(66)
Payment of dividends	(4,546)	-
Net cash provided by financing activities	36,089	9,924

Increase in cash, cash equivalents and restricted cash	1,967	10,426
Cash, cash equivalents and restricted cash, at the beginning of the period	6,816	434
Cash, cash equivalents and restricted cash, at the end of the period	$8,783	$10,860

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Interest payment on the promissory notes	$750	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares related to business acqusition	$3,608	$-
Net unrealized loss, investments in marketable debt securities	$(111)	$(2)

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Business

ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified biotech and genomics company with deep experience with over-the- counter (“OTC”) consumer healthcare products and dietary supplements. We currently conduct our operations through two operating segments: diagnostic services and consumer products. Until late Fiscal 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and other Respiratory Pathogen Panel (RPP) molecular tests through our new diagnostic services business and in August 2021 we began offering personal genomics products and services.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and Respiratory Pathogen Panel (RPP) molecular tests. On October 23, 2020, we acquired Confucius Plaza Medical Laboratory Corp. (“CPM”), including a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey (see Note 3, Business Acquisitions). As part of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in February 2021.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly-owned subsidiary, ProPhase Precision Medicine, Inc. (see Note 3, Business Acquisitions).

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Note 2 - Business and Liquidity Uncertainties

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of operating results that may be achieved over the course of the full year.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segments

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. For the three and nine months ended September 30, 2021, we maintained two operating segments: diagnostic services (which includes our COVID-19 and other diagnostic testing services) and consumer products (which includes our contract manufacturing, retail customers and personal genomics products and services). For the three and nine months ended September 30, 2020, we only had the consumer products operating segment. (see Note 15, Segment Information).

Business and Liquidity Uncertainties

We launched our diagnostic service business in December 2020 and expanded in February 2021 with the opening of our new Garden City, New York CLIA accredited laboratory. Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, the prices we are able to receive for performing our testing services, and the length of time for which that demand persists, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

While our revenues increased for the three and nine months ended September 30, 2021 as a result of revenues from our new diagnostic services business line, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will be successful in the future or that the revenue and operating profits from such business will increase or maintain their current level.

We acquired and commenced our personal genomics business in August 2021. This business will be influenced by demand for our genetic testing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.

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

The Company used cash in operating activities of $9.0 million for the nine months ended September 30, 2021. The Company had cash, cash equivalents and marketable securities of $22.9 million as of September 30, 2021. Based on management’s current business plan, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least one year from the date of filing these financial statements.

The Company’s future capital needs and the adequacy of its available funds will depend on many factors, including, but not necessarily limited to, the actual cost and time necessary to achieve sustained profitability within its newly launched diagnostic services and personal genomics businesses. The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough revenues. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition.

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

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). These investments in marketable debt securities, carry maturity dates between one and three years from date of purchase and interest rates of 1.90% to 3.62% during the first three quarters of Fiscal 2021. For the three and nine months ended September 30, 2021, we reported unrealized losses of $32,000 and $111,000, respectively. Unrealized gains and losses are classified as other comprehensive loss and the cost is determined on a specific identification basis. The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of September 30, 2021
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$324	$(1)	$323
Corporate obligations	13,912	(121)	13,791
	$14,236	$(122)	$14,114

	As of December 31, 2020
	Amortized	Unrealized	Fair
	Cost	Losses	Value
U.S. government obligations	$1,021	$(7)	$1,014
Corporate obligations	629	(4)	625
	$1,650	$(11)	$1,639

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

On June 25, 2021, we were issued 1,260,619 common shares (the “Investment Shares”) as an interest payment under our note receivable (see Note 14, Secured Promissory Note Receivable and Consulting Agreement) with a fair value of $315,000. The fair value of the Investment Shares as of September 30, 2021 was based upon the closing stock price of $0.17 per share. The investment was classified as a Level 1 financial instrument. We recorded a $265,000 and $101,000 decrease in fair value of investment securities within the statement of operations for the three and nine months ended September 30, 2021, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Inventories, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are then established. At September 30, 2021 and December 31, 2020, the financial statements include non-cash adjustments to adjust inventory for excess, obsolete or short-dated shelf-life inventory by $87,000 and $167,000, respectively. The components of inventory are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Diagnostic services testing material	$6,203	$1,028
Raw materials	1,464	1,404
Work in process	407	437
Finished goods	436	170
	$8,510	$3,039

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - ten to thirty-nine years; machinery and equipment including lab equipment - three to seven years; computer equipment and software - three to five years; and furniture and fixtures - five years.

We did not identify any indicators of impairment of our property, plant and equipment for the nine months ended September 30, 2021 and 2020 and concluded there were no impairments or changes in useful lives.

Concentration of Risks

Future revenues, costs, margins and profits will continue to be influenced by our ability to maintain our manufacturing availability and capacity and marketing and distribution capabilities, as well as our ability to comply with the regulatory requirements associated with the development of OTC consumer healthcare products, dietary supplements and other remedies in order to compete on a national level and/or international level. Our diagnostic services business will be influenced by demand for our diagnostic testing services, particularly COVID-19 testing services, our marketing and service capabilities, and our ability to comply with regulatory requirements associated with operating under and maintaining our CLIA license. Our personal genomics business is and will continue to be influenced by demand for our genetic testing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.

Our business is subject to federal and state laws and regulations adopted for the health and safety of users of our products and services. The manufacturing and distribution of OTC healthcare and dietary supplement products are subject to regulations by various federal, state and local agencies, including the Food and Drug Administration (“FDA”) and, as applicable, the Homeopathic Pharmacopoeia of the United States. The FDA is also responsible for the regulation of diagnostic testing instruments, test kits, reagents and other devices used by clinical laboratories.

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2021, our cash and cash equivalents balance were $8.5 million and our bank balance was $8.7 million. Of the total bank balance, $1.0 million was covered by federal depository insurance and $7.7 million was uninsured at September 30, 2021.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

We also assess the financial condition of the debtor under our note receivable (see Note 14, Secured Promissory Note Receivable and Consulting Agreement), balances due to us. As of September 30, 2021, December 31, 2020 and the financial statements reporting date, the Company expects full realization upon maturity.

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

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment (see Note 11, Leases).

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

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired in a business combination. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually. Additionally, if an event or change in circumstances occurs that would more likely than not reduce the fair value of the reporting unit below its carrying value, we would evaluate goodwill and other intangibles at that time.

In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, an impairment charge will be recorded to reduce the reporting unit to fair value.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the three and nine months ended September 30, 2021 and 2020, the Company did not have an impairment of the intangible assets.

Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on expected exit price as defined by the authoritative guidance on fair value measurements, which represents the amount that would be received on the sale date of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

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

We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity change in fair value reported on the condensed consolidated statement of operations (see Note 14, Secured Promissory Note Receivable and Consulting Agreement). The components of marketable securities and are as follows (in thousands):

	As of September 30, 2021
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$323	$-	$323
Corporate obligations	-	13,791	-	13,791
Marketable equity securities	214	-	-	214
	$214	$14,114	$-	$14,328

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,014	$-	$1,014
Corporate obligations	-	625	-	625
	$-	$1,639	$-	$1,639

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the nine months ended September 30, 2021.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

Contract with Customers and Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. We had historically generated sales principally through two types of customers, contract manufacturing and retail customers for our consumer products. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. As of December 2020, we also began generating revenues through diagnostic services and in August 2021 we acquired a personal genomics business, which we now include in our consumer products revenue. See Note 3, Business Acquisitions, for additional information on our October 2020 and August 2021 acquisitions. Revenue from diagnostic services is recognized when the results are made available to the customer. Revenue from our personal genomics business is recognized when the genetic testing results are provided to the customer. For subscription services associated with our genomic testing, we recognize revenue over time as the services are provided to the customer.

The Company’s performance obligation for contract manufacturing and retail customers is to provide the goods ordered by the customer. The Company’s has one performance obligation for its diagnostic services, which is to provide the results of the laboratory test to the customer. Our personal genomics business has separate performance obligations to provide initial testing and genome results and subscriptions services to our customers.

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

We do not accept returns from our contract manufacturing customers. Our return policy for retail customers accommodates returns for (i) discontinued products, (ii) store closings and (iii) products that have reached or exceeded their designated expiration date. We do not impose a period of time during which product may be returned. All requests for product returns must be submitted to us for pre-approval. We will not accept return requests pertaining to customer inventory “Overstocking” or “Resets”. We will accept return requests only for products in their intended package configuration. We reserve the right to terminate shipment of product to customers who have made unauthorized deductions contrary to our return policy or pursue other methods of reimbursement. We compensate the customer for authorized returns by means of a credit applied to amounts owed.

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

For our personal genomics business, a revenue transaction is initiated by a DNA test kit sale direct to the consumer sales via our website or through online retailers. If the customer does not return the test kit, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue. The Company recognizes the breakage amounts as revenue, proportionate to the pattern of revenue recognition of the returning test kits. The Company estimates breakage for the portion of test kits not expected to be returned using an analysis of historical data and considers other factors that could influence customer test kit return behavior. The Company recognized breakage revenue from unreturned test kits of $0.1 million for the three and nine months ended September 30, 2021.

Recognize Revenue When the Company Satisfies a Performance Obligation

Performance obligations related to contract manufacturing and retail customers are satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped. For diagnostic services, the Company satisfies its performance obligation at the point in time that the results are made available to the customer, which is when the customer benefits from the information contained in the results and obtains control. For genomic services, the Company satisfies its product performance obligation at a point in time when the genetics testing results are provided to the customer. For subscriptions services associated with its genomic testing, the Company satisfies its performance obligation over time as the applicable services are provided to the customer.

Contract Balances

As of September 30, 2021 and December 31, 2020, we have deferred revenue of $1,623,000 and $331,000, respectively. Our newly launched personal genomics business contributed $1,403,000 to our deferred revenue as of September 30, 2021. The remainder of deferred revenue relates to research and development (“R&D”) stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates our deferred revenue by recognition period (in thousands):

	As of September 30, 2021	As of December 31, 2020
Recognition Period
0-12 Months	$1,517	$169
13-24 Months	71	84
Over 24 Months	35	78
Total	$1,623	$331

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into four categories: contract manufacturing, retail and others, diagnostic services and genomic products and services. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table disaggregates our revenue by revenue source for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	For the three months ended		For the nine months ended
Revenue by Customer Type	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Contract manufacturing	$1,120	$3,630	$4,069	$8,825
Retail and others	1,210	210	2,400	526
Diagnostic services	7,142	-	27,416	-
Total revenue, net	$9,472	$3,840	$33,885	$9,351

Customer Consideration

The Company makes payments to certain diagnostic services customers for distinct services that approximate fair value for those services. Such services include specimen collection, the collection and delivery of insurance and patient information necessary for billing and collection, logistics services, as well as other information requirements. Consideration associated with specimen collection services is classified in cost of revenues and the remaining costs are classified as diagnostic expenses within operating expenses in the accompanying statement of operations. Diagnostic services cost of revenue includes specimen collection payments to customers and other costs incurred in connection with the Company operated laboratories, including reagent and other raw material costs, direct and indirect labor and other laboratory facility overhead (see Note 15, Segment Information).

Shipping and Handling Activities

We account for shipping and handling activities that we perform as activities to fulfill the promise to transfer the goods.

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of sales and marketing expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net sales, and (iii) free product, which is accounted for as part of cost of sales. Advertising and incentive promotion expenses incurred for the three months ended September 30, 2021 and 2020 were $136,000 and $451,000, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2021 and 2020 were $415,000 and $547,000, respectively.

Share-Based Compensation

We recognize all share-based payments to employees, directors and consultants, including grants of stock options and common shares, as compensation expense in the financial statements based on their fair values. Fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period. We account for forfeitures as they occur.

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans. Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted.

For the three months ended September 30, 2021 and 2020, we charged to operations $934,000 and $283,000, respectively, for share-based compensation expense associated with vesting of outstanding equity awards and common shares issued for services. For the nine months ended September 30, 2021 and 2020, we charged to operations $2,438,000 and $679,000, respectively, for share-based compensation expense associated with vesting of outstanding equity awards and common shares issued for services.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Research and Development

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended September 30, 2021 and 2020 were $208,000 and $57,000, respectively. R&D costs incurred for the nine months ended September 30, 2021 and 2020 were $416,000 and $181,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and validation fees in association with the diagnostic services business including the validation work of the diagnostic services business.

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

The FASB recently issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. We are currently assessing the impact of the adoption of this ASU on our financial statements.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

In October 2021, the FASB issued ASU 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). The standard improves the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. ASU 2021-08 will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. We are in the process of evaluating the impact that ASU 2021-08 will have on our condensed consolidated financial statements and associated disclosures.

Note 3 - Business Acquisitions

Nebula Acquisition

On August 10, 2021 (the “Effective Date”), the Company and its wholly-owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”), entered into and closed a Stock Purchase Agreement (the “Nebula Stock Purchase Agreement”) with Nebula Genomics, Inc., a privately owned personal genomics company (“Nebula”), each of the stockholders of Nebula (the “Seller Parties”), and Kamal Obbad, as Seller Party Representative. Pursuant to the terms of the Nebula Stock Purchase Agreement, ProPhase Precision acquired all of the issued and outstanding shares of common stock of Nebula from the Seller Parties, for an aggregate purchase price of approximately $14.6 million, subject to post-closing adjustments (the “Nebula Acquisition”). A portion of the purchase price equal to $3.6 million was paid in shares of the Company to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of Company common stock in lieu of cash, which shares were valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement. A portion of the purchase price equal to $1,080,000 (the “Escrow Amount”) will be held in escrow by Citibank, N.A. (the “Escrow Agent”) until February 23, 2023 (“Escrow Termination Date”), pursuant to the terms and conditions of an escrow agreement entered into with the Escrow Agent, as security for the indemnification obligations of the Seller Parties. At the Escrow Termination Date, the remaining amount, if any, of the Escrow Amount, less any amount reasonably necessary to pay any claim with respect to which a notice of claim has been timely and properly given, will be delivered to the Seller Parties, as applicable.

In connection with the Nebula Acquisition, ProPhase Precision entered into an employment agreement with Kamal Obbad, the Chief Executive Officer of Nebula, on the Effective Date, pursuant to which Mr. Obbad will serve as Senior Vice President, Director of Sales and Marketing of ProPhase Precision. As a condition to the employment agreement, Mr. Obbad was awarded a stock option to purchase 250,000 shares of Company common stock at an exercise price equal to $7.67 per share, the closing price of the Company common stock on the Effective Date. The award was issued as a material inducement to Mr. Obbad’s acceptance of employment with ProPhase Precision in accordance with Nasdaq Listing Rule 5635(c)(4) and was approved by the Company’s Compensation Committee (see Note 7, Stockholders’ Equity).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Based on the preliminary valuation, the total consideration of $12.7 million, which is net of $1.6 million in cash acquired and $0.3 million anticipated to be paid back to the Company from the Escrow Amount, has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows (amounts in thousands):

Short term investments	$1,800
Accounts receivable	222
Inventory	435
Prepaid and other current assets	379
Definite-lived intangible assets	10,990
Total assets acquired	13,826
Accounts payable	(372)
Accrued expenses and other current liabilities	(43)
Deferred revenue	(1,140)
Note payable	(81)
Total liabilities assumed	(1,636)
Net identifiable assets acquired	12,190
Goodwill	484
Total consideration, net of cash acquired (1)	$12,674

(1)	Net of $1,639 cash acquired and $257 anticipated amounts due back to the Company from the escrow account.

Goodwill represents the excess of the purchase price over the net identifiable tangible and intangible assets acquired. The Company believes the goodwill related to the acquisition was a result of the expected synergies to be realized from combining operations and is not deductible for income tax purposes. The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

The intangible assets preliminarily identified in conjunction with the Nebula Acquisition are as follows (amount in thousands):

	Gross Carrying Value	Estimated Useful Life (in years)
Trade names	$5,550	15
Proprietary intellectual property	4,260	5
Customer relationships	1,180	1
Total	$10,990

The Company recognized $336,000 amortization expense on the above identified intangible assets during the three and nine months September 30, 2021.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Nebula Acquisition had occurred as of January 1, 2020. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period. Pro forma results are (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue, net	$9,843	$4,131	$36,007	$9,890
Net loss	$(4,020)	$(764)	$(4,454)	$(2,425)

CPM Acquisition

On October 23, 2020, the Company acquired all of the issued and outstanding shares of capital stock of CPM for approximately $2.5 million in cash, subject to certain adjustments, pursuant to the terms of a Stock Purchase Agreement, by and among the Company, CPM, Pride Diagnostics LLC (“Pride Diagnostics”) and the members of Pride Diagnostics (together with Pride Diagnostics, the “Seller Parties”), and Arvind Gurnani, as representative of the Seller Parties. As part of the acquisition, we acquired a 4,000 square foot (CLIA) accredited laboratory located in Old Bridge, New Jersey owned by CPM (now known as ProPhase Diagnostics NJ, Inc.).

Based on valuation, the total consideration of $2.5 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows (amount in thousands):

Clinical lab material	$180
Lab equipment	112
Definite-lived intangible asset	1,307
Total assets acquired	1,599
Liabilities assumed	-
Net identifiable assets acquired	1,599
Goodwill	901
Total consideration	$2,500

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $901,000, which was primarily related to the acquisition of the assembled workforce. Other definite-lived intangible asset of approximate $1.3 million were related to the CLIA license, which was determined to have an estimated useful life of three years. The Company recognized $924,000 and $1,131,000 aggregate amortization expense during the three and nine months September 30, 2021, respectively.

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

September 30, 2021
Goodwill, beginning of period	$901
Acquisition of Nebula	484
Goodwill, end of period	$1,385

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,	Estimated Useful
	2021	2020	Life (in years)
Trade names	$5,550	$-	15
Proprietary intellectual property	4,260	-	5
Customer relationships	1,180	-	1
CLIA license	1,307	1,307	3
	12,297	1,307
Less: accumulated amortization	(735)	(73)
Total intangible assets, net	$11,562	$1,234

Amortization expense for acquired intangible assets was $445,000 and $662,000 during the three and nine months ended September 30, 2021, respectively. The estimated future amortization expense of acquired intangible assets as of September 30, 2021 is as follows (in thousands):

Three months ended December 31, 2021	$709
Year ended December 31, 2022	2,378
Year ended December 31, 2023	1,585
Year ended December 31, 2024	1,222
Year ended December 31, 2025	1,222
Thereafter	4,446
$11,562

Note 5 - Property, Plant and Equipment

The components of property and equipment are as follows (in thousands):

	September 30,	December 31,
	2021	2020	Estimated Useful Life
Land	$352	$352
Building improvements	1,859	1,729	10-39 years
Machinery	4,672	4,441	3-7 years
Lab equipment	4,316	1,002	3-7 years
Computer equipment	1,189	881	3-5 years
Furniture and fixtures	468	194	5 years
	12,856	8,599
Less: accumulated depreciation	(6,402)	(5,021)
Total property, plant and equipment, net	$6,454	$3,578

Depreciation expense for the three months ended September 30, 2021 and 2020 was $481,000 and $86,000, respectively. Depreciation expense incurred for the nine months ended September 30, 2021 and 2020 was $1,381,000 and $253,000, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 6 -Unsecured Convertible Promissory Notes Payable

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

For the three months ended September 30, 2021 and 2020, we incurred $251,000 and $0, respectively, in interest expense under the September 2020 Notes. For the nine months ended September 30, 2021 and 2020, we incurred $753,000 and $0, respectively, in interest expense under the September 2020 Notes

Note 7 - Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2021 and December 31, 2020, no shares of preferred stock have been issued.

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

The shares and warrants were sold at a purchase price of $10.00 per share for net proceeds to us of $5.5 million. Each Warrant has an exercise price equal to $11.00 per share of common stock, will be exercisable at any time and from time to time, subject to certain conditions described in the Warrant, after the date of issuance, and will expire on the date that is three years from the date of issuance. The Shares and the Warrants are immediately separable and were issued separately.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Public Offering

On January 18, 2021, we entered into an underwriting agreement for the public offering of three million shares of common stock, at a price to the public of $12.50 per share. On January 21, 2021, we completed the offering for net proceeds of $35.1 million, after deducting the underwriting discounts and commissions and estimated offering expenses. As part of the offering, we also issued to the Underwriters warrants to purchase up to an aggregate of 180,000 shares of common stock (6% of the shares of common stock sold in the offering) at an exercise price of $15.625 per share (equal to 125% of the public offering price per share).

Nebula Acquisition

As part of Nebula Acquisition (see Note 3, Business Acquisitions), a portion of the purchase price was paid in shares to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of Company common stock in lieu of cash, which shares have been valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement.

The Company issued 483,685 shares of common stock in in lieu of $3.6 million cash payment to Seller Parties and noteholders of Nebula.

Stock Repurchase Program

On September 8, 2021, the Company announced that its board of directors (the “Board”) had approved a new stock repurchase program. Under the stock repurchase program, the Company is authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six month period. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with the Company’s working capital requirements and general business conditions. The Board will re-evaluate the program from time to time, and may authorize adjustments to its terms.

The Company did not repurchase any shares of common stock during the three and nine months ended September 30, 2021.

The 2010 Directors’ Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Directors’ Equity Compensation Plan (the “Amended 2010 Directors’ Plan”) at the 2021 Annual Meeting of Stockholders of the Company (the “2021 Annual Meeting”). The Amended 2010 Directors’ Plan authorizes the issuance of up to 775,000 shares of common stock.

During the three and nine months ended September 30, 2021, stock options to purchase an aggregate of 224,874 shares of our common stock were granted to our directors in lieu of director fees under the 2010 Directors’ Plan with a strike price of $5.28 per share under the Amended 2010 Directors’ Plan. During the three and nine months ended September 30, 2020, common stock and stock options to purchase an aggregate of 212,605 and 230,660 shares of common stock, respectively, were granted to our directors under the 2010 Directors’ Plan in lieu of director fees.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

At September 30, 2021, there were 424,874 stock options outstanding and there were 3,252 shares of common stock available to be issued pursuant to the terms of the Amended 2010 Directors’ Plan. No stock options were exercised during the three and nine months ended September 30, 2021.

The 2010 Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Equity Compensation Plan (the “Amended 2010 Plan”) at the 2021 Annual Meetings. The Amended 2010 Plan authorizes the issuance of up to 4,900,000 shares of common stock.

There were 975,000 stock options granted under the 2010 Plan during the nine months ended September 30, 2021 for a total fair value of $2,891,000.

There were 250,000 stock options granted under the 2010 Plan during the three and nine months ended September 30, 2020 for a total fair value of $269,000.

As of September 30, 2021, there were 1,884,449 stock options outstanding and there were 184,657 shares of common stock available to be issued pursuant to the terms of the Amended 2010 Plan. We will recognize an aggregate of approximately $1,373,000 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.8 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). At April 12, 2018, all 2.3 million shares available for issuance under the 2018 Stock Plan have been granted in the form of a stock option with an initial exercise price of $3.00 per share, which is exercisable in 36 monthly installments, to Ted Karkus (the “CEO Option”), our Chief Executive Officer. No portion of the CEO Option was exercised during the nine months ended September 30, 2021 and 2020.

The 2018 Stock Plan requires certain proportionate adjustments to be made to stock options granted upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date a special $1.00 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date a $0.25 special cash dividend was paid to the Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.50 to $1.20 per share, effective as of June 3, 2021, the date another $0.30 special cash dividend was paid to Company’s stockholders.

Inducement Option Award

As part of Nebula Acquisition, the Company issued a non-qualified stock option to Kamal Obbad, the Chief Executive Officer of Nebula, as an inducement to his employment with the Company (the “Inducement Award”). The Inducement Award entitles Mr. Obbad to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $7.67 per share, the closing price of the Company’s common stock on the closing date of the Nebula Acquisition. The Inducement Award was granted to Mr. Obbad on the closing date of the Nebula Acquisition. The Inducement Award vested 25% on the grant date and will vest 25% per year for the next three years subject to Mr. Obbad’s continued employment with the Company. The Inducement Award expires on the seventh anniversary of the grant date. Any portion of the Inducement Award that does not vest and become exercisable will be forfeited for no consideration. The grant date fair value of the Inducement Award was approximately $1,128,000.

For the three months ended September 30, 2021 and 2020, we charged to operations an aggregate of $863,000 and $267,000, respectively, for share-based compensation expense associated with the vesting of outstanding equity awards under the Amended 2010 Directors’ Plan, the Amended 2010 Plan, the 2018 Stock Plan and the Inducement Award. For the nine months ended September 30, 2021 and 2020, we charged to operations an aggregate of $2,175,000 and $663,000, respectively, for share-based compensation expense associated with the vesting of outstanding equity awards under the 2010 Directors’ Plan, the 2010 Plan, the 2018 Stock Plan and the Inducement Award..

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes stock options activity during the nine months ended September 30, 2021 for the Amended 2010 Plan, the Amended 2010 Directors’ Plan, the 2018 Stock Plan and the Inducement Award (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2021	3,795	$2.21	3.4	$26,441
Granted	1,450	7.48	5.0	-
Forfeited	(398)	8.32	-	-
Outstanding as of September 30, 2021	4,847	$3.15	3.5	$12,559
Options vested and exercisable	3,829	$2.46	2.7	$12,012

The aggregate weighted average grant date fair value for the options granted during the three and nine months ended September 30, 2021 was approximately $2.7 and $4.7 million, respectively. The following table summarizes weighted average assumptions used in determining the fair value of the options at the date of grant for the nine months ended September 30, 2021:

For the nine months ended
September 30, 2021
Exercise price	$7.48
Expected term (years)	3.9
Expected stock price volatility	80%
Risk-free rate of interest	0.7%
Expected dividend yield (per share)	0%

Stock Warrants Issued

During the nine months ended September 30, 2021, we issued warrants to purchase 275,000 shares of common stock in a registered direct offering and warrants to purchase 180,000 shares of common stock to the underwriters in a public offering.

During the nine months ended September 30, 2021, we issued 5,986 shares of common stock through a cashless exercise of 50,000 common stock warrants.

The following table summarizes warrant activities during the nine months ended September 30, 2021 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2021	450	$3.22	2.7
Warrants granted	455	12.83	3.0
Cashless exercise	(50)	5.00	-
Outstanding as of September 30, 2021	855	$8.23	2.1
Warrants vested and exercisable	805	$8.56	2.1

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant for the nine months ended September 30, 2021:

For the nine months ended
September 30, 2021
Exercise price	$12.83
Expected term (years)	3.0
Expected stock price volatility	81%
Risk-free rate of interest	0.2%
Expected dividend yield (per share)	0%

As of September 30, 2021, there were warrants to purchase 855,000 shares of our common stock outstanding and we recognized $59,000 and $252,000 of share-based compensation expense during the three and nine months ended September 30, 2021, respectively. We recognized $16,000 in share-based compensation expense during the three and nine months ended September 30, 2020.

Note 8 - Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three and nine months ended September 30, 2021 were $34,000 and $69,000, respectively. Our contributions to the plan in the three and nine months ended September 30, 2020 were $19,000 and $52,000, respectively.

Note 9 - Other Current Liabilities

The following table sets forth the components of other current liabilities at September 30, 2021 and December 31, 2020, respectively (in thousands):

	September 30,	December 31,
	2021	2020
Accrued commissions	$1,054	$461
Accrued payroll	56	464
Accrued expenses	251	304
Accrued returns	331	291
Accrued income tax payable	-	8
Accrued benefits and vacation	49	34
Deferred revenue	-	169
Total other current liabilities	$1,741	$1,731

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10- Commitments and Contingencies

Manufacturing Agreement

The Company and its wholly-owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Nurya for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Litigation

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlements where management deems it appropriate.

Note 11 – Leases

On October 23, 2020, we completed the acquisition of CPM, which included the acquisition of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease is for a term of 24 months with a monthly base lease payment of $5,950.

On December 8, 2020, we entered into a Lease Agreement (the “New York Lease”) pursuant to which the Company has agreed to lease certain premises located on the second floor (the “Leased Premises”) of 711 Stewart Avenue, Garden City, New York (the “Building”). The Leased Premises serve as the Company’s second laboratory location, offering a wide range of laboratory testing services for diagnosis, screening and evaluation of diseases, including COVID-19 and Respiratory Pathogen Panel Molecular tests.

The New York Lease was effective as of December 8, 2020 and commenced in December 2020 when the facility was made available to us by the landlord. The initial term of the New York Lease is 10 years and seven months (the “Initial Term”), unless sooner terminated as provided in the New York Lease. We may extend the term of the New York Lease for one additional option period of five years. We have the option to terminate the New York Lease on the sixth anniversary of the Commencement Date, provided that we give the landlord written notice not less than nine months and not more than 12 months in advance and that we pay the landlord a termination fee.

For the first year of the New York Lease, the base rent is $56,963 per month (subject to a seven month abatement period), with a gradual rental rate increase of 2.75% for each 12 month period, culminating in a monthly base rent of $74,716 during the final months of the Initial Term. In addition to the monthly base rent, we are responsible for our proportionate share of real estate tax escalations in accordance with the terms of the New York Lease.

We also have a right of first refusal to lease certain additional space located on the ground floor of the Building containing 4,500 square feet and 4,600 square feet, as more particularly described in the New York Lease. We also have a right of first offer to purchase the Building during the term of the New York Lease.

At September 30, 2021, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.9 million and right of use assets of approximately $4.5 million, which were included in the condensed consolidated balance sheet.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following summarizes quantitative information about our operating leases (amounts in thousands):

For the Nine Months Ended September 30, 2021
Operating leases
Operating lease cost	$611
Variable lease cost	-
Operating lease expense	611
Short-term lease rent expense	-
Total rent expense	$611

For the Nine Months Ended September 30, 2021
Operating cash flows used in operating leases	$(168)
Right-of-use assets obtained in exchange for operating lease liabilities	$-
Weighted-average remaining lease term – operating leases (in years)	9.7
Weighted-average discount rate – operating leases	10.00%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (amounts in thousands):

Remaing Months Ended December 31, 2021	$190
Year Ended December 31, 2022	774
Year Ended December 31, 2023	738
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Thereafter	4,659
Total	7,876
Less present value discount	(2,948)
Operating lease liabilities	$4,928

Note 12- Significant Customers

Revenue for the three months ended September 30, 2021 and 2020 was $9.5 million and $3.8 million, respectively. Three diagnostic services clients accounted for 19.6%, 12.0% and 10.4% of our revenue for the three months ended September 30, 2021. No contract manufacturing customer accounted for a significant portion of our revenue for the three months ended September 30, 2021. Two third-party contract manufacturing customers accounted for 57.6% and 15.9%, respectively, of our revenue from continuing operations for the three months ended September 30, 2020. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Revenue for the nine months ended September 30, 2021 and 2020 was $33.9 million and $9.4 million, respectively. Two diagnostic services clients accounted for 28.4% and 20.7%, respectively, of our revenue for the nine months ended September 30, 2021. Two third-party contract manufacturing customers accounted for 56.2% and 16.6%, respectively, of our revenue for the nine months ended September 30, 2020. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Five diagnostic services clients generated 19.5%, 19.3%, 12.0%, 11.7% and 11.6% of our total reimbursement receivable balances from government agencies and healthcare issuers at September 30, 2021. Three of our customers represented 36%, 20% and 13% of our total trade receivable balances at December 31, 2020.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 13 - Earnings (Loss) Per Share

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

For the three and nine months ended September 30, 2021, dilutive loss per share were the same as basic loss per share due to the exclusion of Common Stock in the form of stock options (“Common Stock Equivalents”), which in a net loss position would have an anti-dilutive effect on loss per share. The potentially anti-dilutive effect of stock options, warrants, and convertible debt for the three and nine months ended September 30, 2021 was 2,929,000 and 3,029,000 shares, respectively.

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

Note 14 - Secured Promissory Note Receivable and Consulting Agreement

Consulting Agreement

On September 25, 2020, we entered into a consulting agreement (the “Consulting Agreement”) with a company acting as a consultant (the “Consultant”). The Consulting Agreement was to be effective through September 1, 2022; provided, however, that we could terminate this agreement at any time on five days’ prior written notice.

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

Total interest income recorded in the three and nine months ended September 30, 2021 was $230,000 and $531,000, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Amendment and Termination Agreement

On January 14, 2021, we entered into an Amendment and Termination Agreement (the “Termination Agreement”) with the Consultant pursuant to which the parties amended the Secured Note and terminated the Consulting Agreement. Pursuant to the terms of the Termination Agreement, the Company loaned an additional $1 million to the Consultant in consideration for the termination of the Consulting Agreement and termination of the Company’s obligation to pay the Consultant additional consulting fees beyond the $250,000 already earned by the Consultant under the Consulting Agreement. As a result, the initial principal amount due under the Secured Note was increased from $2.75 million to $3.75 million plus all accrued and unpaid interest arising under the Secured Note through and including January 14, 2021.

Under the terms of the Termination Agreement, the Consultant will sell and process its viral test by RT-PCR (together with other viral and other types of tests). Until the Secured Note is paid in full, each COVID-19 Test Kit sold or processed from and after January 14, 2021, and for which payment of at least the specified amount as defined for the test, is received by the Consultant, the Consultant will pay us a specified amount (the “Test Fee”). The total payments will not exceed the aggregate amounts due under the Secured Note and shall be applied first to interest and other amounts due under the Secured Note and then to the then-current outstanding principal. Test Fees will be due and payable on the 10th business day after the end of each month commencing in February 2021, and until the Secured Note is paid in full. We received the first payment in the amount of $95,000 with respect to the Test Fees from January 15 through February 2021. On June 25, 2021, we were issued 1,260,619 common shares of the Consultant with a fair value of $315,000 as an interest payment under the Secured Note in lieu of Test Fees from March through June 2021.

Effective September 1, 2021, in addition to the payment of the Test Fees described above, the Consultant also is also required to make payments to us in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding principal amount together with interest thereon and interest accruing on the Secured Note, in accordance with the Secured Note. Accordingly, effective September 1, 2021, the minimum number of monthly payments due and payable to us is equal to the amount required to amortize fully the outstanding principal amount of the Secured Note, together with interest over a period of 36 months with level monthly payments.

The Secured Note is currently in default for nonpayment with accrued interest of $132,000 outstanding as of September 30, 2021.

Note 15 - Segment Information

The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO as CODM assesses performance and allocates resources across the organization. The operating segments are organized in a manner that depicts the difference in revenue generating synergies that include the separate processes, profit generation and growth of each segment. The diagnostic services segment provides COVID-19 diagnostic information services to a broad range of customers in the United States, including health plans, third party payers and government organizations. The consumer products segment is engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States and also provides personal genomics products and services. The unallocated corporate expenses mainly included professional fees associated with the public company.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table is a summary of segment information for three and nine months ended September 30, 2021 and 2020 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net revenues
Diagnostic services	$7,142	$-	$27,416	$-
Consumer products	2,330	3,840	6,469	9,351
Consolidated net revenue	9,472	3,840	33,885	9,351
Cost of revenue
Diagnostic services	4,009	-	11,833	-
Consumer products	1,486	2,798	4,682	6,615
Consolidated cost of revenue	5,495	2,798	16,515	6,615
Depreciation and amortization expense
Diagnostic services	401	-	1,138	-
Consumer products	-	3	6	13
Total Depreciation and amortization expense	401	3	1,144	13
Operating and other expenses	13,020	1,608	20,542	4,031
Income (loss) from continuing operations, before income taxes
Diagnostic services	(1,145)	-	2,859	-
Consumer products	(958)	1,039	(453)	2,723
Unallocated corporate	(1,875)	(1,608)	(6,722)	(4,031)
Total loss from continuing operations, before income taxes	(3,978)	(569)	(4,316)	(1,308)
Income from discontinued operations, before income taxes	-	161	-	161

Net loss	$(3,978)	$(408)	$(4,316)	$(1,147)

The following table is a summary of segment balance sheets information as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020

ASSETS
Diagnostic services	$28,738	$13,410
Consumer products	20,986	6,261
Unallocated corporate	22,906	11,734
Total assets	$72,630	$31,405

Note 16 – Subsequent Event

Pursuant to the stock repurchase program on September 8, 2021 (see Note 7), as of November 10, 2021, we have repurchased 140,769 shares for an aggregate amount of $791,000, including commissions.

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

Such risks and uncertainties include, but are not limited to:

●	Our ability to generate sufficient profits from Respiratory Pathogen Panel (“RPP”) Molecular tests if and when demand for COVID-19 testing decreases or becomes no longer necessary;

●	Our dependence on our largest manufacturing customers;

●	Our ability to successfully offer, perform and generate revenues from our new diagnostic and personal genomics businesses;

●	Our ability to secure additional capital, when needed to support our diagnostic services business, personal genomics business and product development and commercialization programs;

●	Potential disruptions to our supply chain or increases to the price of or adulteration of key raw materials or supplies;

●	Potential disruptions in our ability to manufacture our products and those of others;

●	Seasonal fluctuations in demand for the products and services we provide;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our ability to attract, retain and motivate our key employees;

●	Our ability to protect our proprietary rights;

●	Our ability to comply with regulatory requirements applicable to our businesses; and

●	The complexity of billing for, and collecting revenue for, testing services;

●	Our dependence on third parties to provide services critical to our lab diagnostic services business;

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

General

We are a diversified biotech and genomics company with deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments; diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and other RPP Molecular tests through our new diagnostic service business and in August 2021 we began offering personal genomics products and services.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non- GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly-owned subsidiary, ProPhase Diagnostics, Inc., (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a variety of medical tests, including COVID-19 and RPG Molecular tests. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which operates a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. As part of the acquisition of CPM in October 2020, we entered into a new business line, diagnostic services. In December 2020, we expanded our diagnostic service business with the signing of a lease and the recent build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in February 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly-owned subsidiary, ProPhase Precision Medicine, Inc. We offer whole genome sequencing and related services through this new subsidiary.

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

Our personal genomics business is influenced by demand for our genetic testing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.

While our revenues increased for the nine months ended September 30, 2021 as a result of revenues from our new diagnostic services business, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will continue to be successful and the revenue and operating profits from such business will increase from or maintain their current level.

In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.

Financial Condition and Results of Operations Results for the Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

For the three months ended September 30, 2021, net revenue was $9.5 million as compared to $3.8 million for the three months ended September 30, 2020. We recognized higher net revenue for the three months ended September 30, 2021, primarily as a result of an increase of $7.1 million in revenue related to our new diagnostic services business, which was offset by a decrease of $2.5 million in customer orders from our consumer products business as a result of the demand and inventory levels of third party contract manufacturing customers.

Cost of revenues for the three months ended September 30, 2021 was $5.5 million as compared to $2.8 million for the three months ended September 30, 2020. Cost of revenues related to consumer products for the three months ended September 30, 2021 was $1.5 million as compared to $2.8 million for the three months ended September 30, 2020. For the three months ended September 30, 2021 and 2020, we realized a gross margin of 42.0% and 27.1%, respectively. The increase in gross margin from the prior period is principally due to increased margins generally associated with our new diagnostic services business. Gross margins are generally influenced by fluctuations in quarter-to-quarter diagnostic testing and OTC production volume, fixed operating costs and related overhead absorption, raw ingredient costs, testing supplies and labor costs and inventory mark to market write-downs.

Diagnostic expenses for the three months ended September 30, 2021 were $1.5 million compared to no diagnostics expenses for the three months ended September 30, 2020. The $1.5 million in diagnostic expenses for the three months ended September 30, 2021 was comprised of network providers expenses associated with our new diagnostic services business.

Sales, general and administration expenses for the three months ended September 30, 2021 were $5.9 million as compared to $1.6 million for the three months ended September 30, 2020. The increase of $4.3 million in general and administration expenses was principally related to growth in personnel expenses and professional fees associated with our new diagnostic services business.

Research and development costs for the three months ended September 30, 2021 were $208,000 as compared to $57,000 for the three months ended September 30, 2020. The increase in research and development costs for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was principally due to additional professional fees associated with our new diagnostics services business.

Interest and other income for the three months ended September 30, 2021 and 2020 was $230,000 and $39,000, respectively. The increase in interest income for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was principally due to the issuance of the Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the three months ended September 30, 2021 was $296,000 compared to $41,000 for the three months ended September 30, 2020. The increase in interest expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was principally due the new unsecured convertible September 2020 Notes payable that accrue interest at a rate of 10% per year.

Loss from change in fair value of investment securities for the three months ended September 30, 2021 was $265,000, which was due to the decrease of stock price as of September 30, 2021 compared to stock price as of June 30, 2021.

As a consequence of the effects of the above, net loss from continuing operations for the three months ended September 30, 2021 was $4.0 million, or ($0.26) per share, as compared to the net loss from continuing operations for the three months ended September 30, 2020 of $569,000, or ($0.05) per share. Net income from discontinued operations was $161,000, or $0.01 per share, for the three months ended September 30, 2020.

Financial Condition and Results of Operations Results for the Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

For the nine months ended September 30, 2021, net revenue was $33.9 million as compared to $9.4 million for the nine months ended September 30, 2020. We recognized higher net revenue for the nine months ended September 30, 2021, primarily as a result of our receipt of $27.4 million in revenue from our new diagnostic services business, which was offset by a decrease of $4.8 million in customer orders from our consumer products business as a result of the timing and demand of third party contract manufacturing customers.

Cost of revenues for the nine months ended September 30, 2021 was $16.5 million as compared to $6.6 million for the nine months ended September 30, 2020. Cost of revenues related to consumer products for the nine months ended September 30, 2021 was $4.7 million as compared to $6.6 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021 and 2020, we realized a gross margin of 51.3% and 29.3%, respectively. The increase in gross margin from the prior period is principally due to increased margins generally associated with our new diagnostic services business. Gross margins are generally influenced by fluctuations in quarter-to-quarter diagnostic testing and OTC production volume, fixed operating costs and related overhead absorption, raw ingredient costs, testing supplies and labor costs and inventory mark to market write-downs.

Diagnostic expenses for the nine months ended September 30, 2021 were $6.1 million compared to no diagnostics expenses for the nine months ended September 30, 2020. The $6.1 million in diagnostic expenses for the nine months ended September 30, 2021 was comprised of network providers expenses associated with our new diagnostic services business.

Sales, general and administration expenses for the nine months ended September 30, 2021 were $14.7 million as compared to $3.9 million for the nine months ended September 30, 2020. The increase of $10.8 million in general and administration expenses was principally related to growth in personnel expenses and professional fees associated with our new diagnostic services business.

Research and development costs for the nine months ended September 30, 2021 were $416,000 as compared to $181,000 for the nine months ended September 30, 2020. The increase in research and development costs for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was principally due to additional professional fees associated with our new diagnostics services business.

Interest and other income for the nine months ended September 30, 2021 and 2020 was $531,000 and $53,000, respectively. The increase in interest income for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was principally due to the issuance of the Secured Note receivable that bears interest at a rate of 15% per annum.

Interest expense for the nine months ended September 30, 2021 was $870,000 compared $41,000 for the nine months ended September 30, 2020. The increase in interest expense for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was principally due the new unsecured convertible September 2020 Notes payable that accrue interest at a rate of 10% per year.

Loss from change in fair value of investment securities for the nine months ended September 30, 2021 was $101,000, which was due to the decrease of stock price as of September 30, 2021 compared to stock price on the acquired date on June 25, 2021.

As a consequence of the effects of the above, net loss from continuing operations for the nine months ended September 30, 2021 was $4.3 million, or ($0.29) per share, as compared to the net loss from continuing operations for the nine months ended September 30, 2020 of $1.3 million, or ($0.11) per share. Net income from discontinued operations was $161,000, or $0.01 per share, for the nine months ended September 30, 2020.

Non-GAAP Financial Measure and Reconciliation

In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain non-GAAP financial measures. The primary non-GAAP financial measure we disclose are EBITDA and Adjusted EBITDA.

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding acquisition costs, other non-cash items, and other unusual or non-recurring charges (as described in the table below).

We use EBITDA and Adjusted EBITDA internally to evaluate and manage the Company’s operations because we believe they provide useful supplemental information regarding the Company’s ongoing economic performance. We have chosen to provide this information to investors to enable them to perform more meaningful comparisons of operating results.

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
GAAP net loss (1)	$(3,978)	$(408)	$(4,316)	$(1,147)
Interest, net	65	2	339	(12)
Depreciation and amortization	926	3	2,044	13
EBITDA	(2,987)	(403)	(1,933)	(1,146)
Acquisition costs (2)	674	-	674	-
Share-based compensation expense	934	283	2,438	679
Non-cash rent expense (3)	72	-	443	-
Adjusted EBITDA	$(1,307)	$(120)	$1,622	$(467)

(1) We believe that net income (loss) is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA measure the Company’s operating performance without regard to certain expenses. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and the Company’s computation of EBITDA and Adjusted EBITDA may vary from others in the industry. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.

(2) Transaction cost related to the Nebula acquisition.

(3) The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

Liquidity and Capital Resources

Our aggregate cash and cash equivalents, restricted cash and marketable debt securities as of September 30, 2021 was $22.9 million as compared to $8.5 million at December 31, 2020. Our working capital was $34.0 million and $9.6 million as of September 30, 2021 and December 31, 2020, respectively. The increase of $14.4 million in our cash and cash equivalents, restricted cash and marketable debt securities balance for the nine months ended September 30, 2021 was principally due to our receipt of aggregate net proceeds of $40.6 million from the issuance of common stock and warrants in a registered direct offering and public offering, and $10.7 million from the sale of marketable debt securities, offset by (i) capital expenditures of $4.2 million, (ii) cash dividend payments of $4.5 million, (iii) issuance of a promissory note of $1.0 million, (iv) payment of $9.1 million related to business acquisition, and (v) cash used in operations of $9.0 million.

COVID-19

The COVID-19 pandemic has not had a material adverse impact on our business to date. We experienced higher than normal net revenue for the last nine months ended September 30, 2021, primarily as a result of revenue from our new diagnostic services business, which offers COVID-19 testing.

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

During the nine months ended September, 2021, we used $9.0 million in cash from operations. To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of the COVID-19 pandemic, may have an adverse impact on our ability to fund our business strategy through future borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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

Critical Accounting Policies and Estimates

The condensed consolidated financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent liabilities at the date of the financial statements, and the reported amounts of expenses in the periods presented. We believe that the accounting estimates employed are appropriate and resulting balances are reasonable; however, due to inherent uncertainties in making estimates, actual results could differ from the original estimates, requiring adjustments to these balances in future periods. The critical accounting estimates that affect the consolidated financial statements and the judgments and assumptions used are consistent with those described under Part II, Item 7 of the 2020 Annual Report.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2021. This evaluation was carried out under the supervision and with the participation of our Principal Executive Officer and Principal Financial and Accounting Officer. Based upon that evaluation, our Principal Executive Officer and Principal Financial and Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

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

Item 1A. Risk Factors.

Except as described below, there have been no material changes to the risks described in Item 1A. Risk Factors of the 2020 Annual Report.

We have marked with an asterisk (*) those risk factors below that reflect a change from the risk factors included in our 2020 Annual Report and marked with a double asterisk (**) those risk factors below that are new and were not previously included in our 2020 Annual Report or subsequent periodic reports filed with the SEC.

Risks Related to Our Business

*We have a history of losses and may not be able to achieve or sustain profitability. We have recently expanded into two new lines of business; there can be no assurance that these businesses will be successful

Since the sale of our Cold-EEZE™ business in March 2017, we have been actively exploring new product technologies, applications, product line extensions and other new product and business opportunities.  We have experienced net losses from continuing operations before income tax for our last two fiscal years.

In October 2020, we purchased our first CLIA licensed laboratory in Old Bridge, New Jersey, where we offer a variety of important medical tests, including, among others, COVID-19 diagnostic testing and Respiratory Pathogen Panel (RPP) Molecular tests. In December 2020, we expanded our diagnostic services to a second location in Garden City, New York. In August 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately-owned personal genomics company. We intend to integrate Nebula’s whole genome sequencing services with the clinical diagnostic testing services already offered at our CLIA-certified molecular testing laboratories. We may in the future consider and pursue investments and acquisitions in other sectors and industries.

We have and will continue to incur significant expenses as we grow these two new businesses. In order for us to be profitable, we must generate sufficient revenue to cover our expenses. While we recognized net income from continuing operations before income tax for the first and third quarters of Fiscal 2021, we experienced a net loss in the second quarter of Fiscal 2021. There can be no assurance that our diagnostic services business or our personal genomics business will succeed or that we will be successful in initiating or acquiring any new lines of business in the future, or that any such new lines of business will achieve profitability.

As of September 30, 2021, we had working capital of approximately $34 million, which we believe is an acceptable and adequate level of working capital to support our business (including our two new business lines) for at least the next twelve months.

*We have a limited operating history in the diagnostic testing services business. There can be no assurance that we will be able to successfully offer, perform or generate revenues from our lab diagnostic services.

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

Our ability to generate revenues from COVID-19 and other RPP molecular testing, and our ability to generate profits from our diagnostic services business, will depend on a variety of factors, including:

●	the level of demand for COVID-19 and other diagnostic testing, the price we are able to receive for performing our testing services, and the length of time for which that demand persists;

●	the availability of COVID-19 testing from other laboratories;

●	the period of time for which our laboratories are able to serve as authorized laboratories offering COVID-19 testing under various Emergency Use Authorizations;

●	the ability of our laboratories to maintain status as authorized laboratories to perform COVID-19 and other diagnostic testing and related services and to respond to any changes in regulatory requirements;

●	the potential for supply disruptions and our reliance on certain single-source suppliers;

●	the potential for disruption in the delivery of patient samples to our laboratories;

●	the capacity of our laboratories to satisfy both COVID-19 testing and other testing demands;

●	the extent to which we choose to allocate limited laboratory capacity, supplies and other resources to areas of our business other than COVID-19 testing;

●	the complexity of billing for, and collecting revenue for, our testing services;

●	our ability to maintain laboratory operations during the COVID-19 pandemic and to perform the test accurately and punctually;

●	our ability to expand and or diversity our diagnostic services and

●	the ease of use of our ordering and reporting process.

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

**Prior to our acquisition of Nebula, we had no specific experience operating a personal genomics business. Our success will depend, in large part, on our ability to establish our presence in the personal genetics market, provide customers with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products, and services to offer to our customers. Our failure to achieve any of these outcomes would adversely affect our business.

Prior to our acquisition of Nebula, we had no specific experience operating a personal genomics business. Our success will depend, in large part, on our ability to establish our presence in this market, provide customers with a high level of service at competitive prices, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products and services to offer to our customers. If customers do not perceive our personal genomic reports to be reliable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers. The growth and expansion of our business and service offerings will place a continuous strain on our management, operational and financial resources. We will be required to manage multiple relationships with various strategic suppliers, customers and other third parties, including regulatory agencies. To effectively manage our growth, we must continue to implement and improve our operational, financial and management information systems and to expand, train and manage our employee base. In the event of further growth of our operations or in the number of our third-party relationships, our supply, systems, procedures or internal controls may not be adequate to support our operations and our management may not be able to manage any such growth effectively.

**If our estimates of the total addressable market for personal genomic services and the potential for market growth prove to be inaccurate, our business, financial condition, results of operations and prospects may be negatively affected.

Our estimates and forecasts for the personal genomic service market are based on a number of complex assumptions, internal and third-party estimates, and other business data, including assumptions and estimates relating to our ability to leverage our diagnostic testing facilities to generate revenue from personal genomic services. While we believe our assumptions and the data underlying our estimates are reasonable, there are inherent challenges in measuring or forecasting such information. As a result, these assumptions and estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, thereby reducing the predictive accuracy of these underlying factors and indicators. Consequently, our estimates of the total addressable market and our forecasts of market growth and future revenue from our products and services may prove to be incorrect. For example, if the annual total addressable market or the potential market growth for our products and services is smaller than we have estimated or if the key business metrics we utilize to forecast revenue are inaccurate, it may impair our sales growth and have an adverse impact on our business, financial condition, results of operations and prospects.

**Media reports have in the past reported on consumer privacy concerns and the use of genetic information accessed from other genetic databases by law enforcement and governmental agencies. These reports may decrease the overall consumer demand for personal genetic products and services, including ours.

Companies offering personal genomic services and products have received a high degree of media coverage in recent years. Unfavorable publicity or consumer perception of our product and service offerings, including consumer privacy concerns related to any of our existing or future collaborations, could adversely affect our reputation, resulting in a negative impact on the size of our customer base, the loyalty of our customers, the percentage of our customers that consent to participate in our future research programs, and our ability to attract new customers.

*We may require additional capital to support our growing diagnostic services business, personal genomics business, and product development and commercialization programs but additional funding may not be available to us on acceptable terms, or at all.

We may require additional capital to support our growing diagnostic services and personal genomics businesses and our consumer product development and commercialization programs. The amount of capital that may be needed to support our businesses will depend on many factors which may include, but are not limited to (i) the revenue we generate from our lab diagnostic services, personal genomics products and services, contract manufacturing services and dietary supplement sales, (ii) the expenses we incur in growing our lab diagnostic business and personal genomics business, and in marketing our manufacturing capabilities and dietary supplement line; (iii) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required, and (iv) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of our products and services.

Income from our diagnostic services business, personal genomics business, contract manufacturing business and TK Supplements® products line may not generate all the funds we need to support the growth of our diagnostic services and personal genomics businesses and future product development and commercialization. To the extent that we do not generate sufficient cash from operations, we may, in the short and long-term, seek to raise capital through the issuance of equity securities or through other financing sources. To the extent that we seek to raise additional funds by issuing equity securities, our stockholders may experience significant dilution. Any debt financing, if available, may include financial and other covenants that could restrict our use of the proceeds from such financing or impose other business and financial restrictions on us. In addition, we may consider alternative approaches such as licensing, joint venture, or partnership arrangements to provide long term capital. Additional funding may not be available to us on acceptable terms, or at all.

*Disruptions to our supply chain or increases in the price or adulteration of key materials needed for our businesses could materially and adversely affect our business, financial condition and results of operations.

Disruptions to our supply chain, including our access to raw materials necessary for our contract manufacturing business and TK Supplements® product line, access to COVID-19 testing supplies and personal protective equipment for our diagnostic services business, and materials and equipment (such as our saliva collections kits) necessary for our personal genomics business, could have a material impact on our business, financial condition and results of operations. The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, third parties that are critical to our businesses, including vendors, suppliers, and business partners. While our businesses have not been significantly impacted up to this point by the COVID-19 pandemic, it is difficult if not impossible to predict, whether that may change in the future.

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

Currently, we rely on a sole supplier to manufacture our saliva collection kits used by customers who purchase our personal genomics services. Change in the supplier or design of certain of the materials which we rely on, in particular the saliva collection kit, could result in a requirement for additional premarket review from the FDA before making such a change. For any new laboratory or laboratories that support our personal genomics business must first be validated in accordance with certain governmental standards prior to utilizing their services for our U.S. customers. We cannot be certain that we will be able to secure alternative laboratory processing services, materials and equipment, and bring such alternative materials and equipment on line and revalidate them without experiencing interruptions in our workflow, or that any alternative materials will meet our quality control and performance requirements of our current contracted laboratories that support our personal genomics business.

Although we maintain relationships with suppliers with the objective of ensuring that we have adequate supply for the delivery of our products and services, increases in demand for such items and services can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules, we may lose a significant or sole supplier, a supplier may not be able to meet performance and quality specifications and we may not be able to purchase such items at a competitive cost. Further, we may experience shortages in certain items as a result of limited availability, increased demand, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, weather conditions and natural disasters, as well as other factors outside of our control. Our freight costs may increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our production and delivery costs. The prices charged for our products may not reflect changes in our packaging material, freight, tariff and energy costs at the time they occur, or at all.

In addition, if we are no longer able to obtain the resources, raw materials or components we need from one or more of our suppliers or service providers on terms reasonable to us or at all, including as a result of the increased demand that may be placed on our suppliers or service providers as a result of public health epidemics such as the COVID-19 pandemic, our customer relationships could be materially and adversely affected, which could have a material impact on our business, financial condition and results of operations.

**Any significant disruption in service on our website, mobile applications, or in our computer or logistics systems, whether due to a failure with our information technology systems or that of a third-party vendor, could harm our reputation and may result in a loss of customers.

Customers purchase our personal genomics testing services and access Nebula offerings through our website or our mobile applications. Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our and our partner websites, mobile applications, network infrastructure and content delivery processes. Interruptions in any of these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our or our partner websites or mobile applications, including our databases, and prevent our customers from accessing and using our services.

Our systems and operations are also vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, electronic and physical break-ins, earthquake and similar events. In the event of any catastrophic failure involving our or our partner websites, we may be unable to serve our customer web traffic. The occurrence of any of the foregoing risks could result in damage to our systems or could cause them to fail completely, and our insurance may not cover such risks or may be insufficient to compensate us for losses that may occur.

Additionally, our business model is dependent on our ability to deliver testing kits to customers and have kits processed and returned to us. This requires coordination between our logistics providers and third-party shipping services. Operational disruptions may be caused by factors outside of our control such as hostilities, political unrest, terrorist attacks, natural disasters, pandemics and public health emergencies, such as COVID-19, affecting the geographies where our operations and customers are located. We may not be effective at preventing or mitigating the effects of such disruptions, particularly in the case of a catastrophic event. In addition, operational disruptions may occur during the holiday season, causing delays or failures in deliveries of PGS kits. Any such disruption may result in lost revenues, a loss of customers and reputational damage, which would have an adverse effect on our business, results of operations and financial condition.

**Our personal genomics business will be subject to seasonal fluctuations.

Our personal genomics kit sales will be impacted by seasonal holiday demand. We expect to generate greater revenues from this business during the first quarter of our fiscal year, due to seasonal holiday demand and the fact that kits that are ordered during the holiday season (which occurs during the fourth quarter of our fiscal year) will generally be recognized as revenue when the customer sends in their kit to the laboratory to be processed and genetic reports are delivered to the customer, which for holiday purchases we expect will occur in the following fiscal quarter. Purchasing patterns of kit sales may also align with other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day. This seasonality could cause our operating results to vary considerably from quarter to quarter.

We may also experience an increase in lab processing times and costs associated with shipping orders due to freight surcharges due to peak capacity constraints and additional long-zone shipments necessary to ensure timely delivery for the holiday season. Such delays could lead to an inability to meet advertised estimated lab processing times, resulting in customer dissatisfaction or reputational damage. If too many customers access our website within a short period of time, we may experience system interruptions that make our website unavailable or prevent us from efficiently fulfilling orders, which may reduce the volume of kits sold. Also, third-party delivery and direct ship vendors may be unable to deliver merchandise on a timely basis.

*Our business is subject to significant competitive pressures.

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

The number of companies entering the personal genomics market has increased in recent years. We will also face competition from other companies attempting to capitalize on the same, or similar, opportunities as we are, including those with existing diagnostic, laboratory services and other companies entering the personal genetics market with new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we will be able to achieve. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share.

Risks Related to Governmental Regulation and Litigation

*We depend on third parties to provide services critical to our diagnostic testing business and personal genomic services business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our diagnostic testing business and personal genomic services business, including laboratory service providers and equipment suppliers, ground and air transport of clinical and diagnostic testing supplies and specimens, research services (including ancestry report generation), and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we are. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise.

In addition, third parties to whom we outsource certain services or functions may process personal data, or other confidential information belonging to us. A breach or attack affecting these third parties could also harm our business, results of operations and reputation.

*We must comply with complex and overlapping laws protecting the privacy and security of health information and personal data.

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

Numerous additional local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, or the TCPA, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the California Consumer Privacy Act (the “CCPA”). These laws, rules, and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions. For example, the California Privacy Rights Act (“CPRA”) recently was approved by California voters and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA does not become operative until January 1, 2023 (and then applies only to consumer data collected on or after January 1, 2022, (the “lookback period”), with enforcement beginning July 1, 2023. While the CCPA will remain operative and enforceable from now until July 1, 2023, we will continue to monitor developments related to the CPRA. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

In the U.S., there have also been proposals for federal privacy legislation and many new state privacy laws proposed. In 2021, laws specific to genetic testing companies have passed in Utah, Arizona and Maryland, and legislation has been proposed in other states, including California.

We may face audits or investigations by one or more domestic government agencies or our customers pursuant to our contractual obligations relating to our compliance with these regulations. Complying with changing regulatory requirements requires us to incur substantial costs, exposes us to potential regulatory action or litigation, and may require changes to our business practices in certain jurisdictions, any of which could materially adversely affect our business operations and operating results. Despite our efforts to comply with applicable laws, regulations, and other obligations relating to privacy, data protection, and information security, it is possible that our interpretations of the law, practices, or platform could be inconsistent with, or fail or be alleged to fail to meet all requirements of, such laws, regulations, or obligations.

*We will face legal, reputational, and financial risks if we fail to protect our customer data from security breaches or cyberattacks. Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.

We receive and store a large volume of personally identifiable information, genetic information, and other data relating to our customers, as well as other personally identifiable information and other data relating to individuals such as our employees. Security breaches, employee malfeasance, or human or technological error could lead to potential unauthorized disclosure of our customers’ personal information. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our solutions and any failure to comply with such laws and regulations could lead to significant fines, penalties or other liabilities.

A security compromise of our information systems or of those of businesses with whom we interact that results in confidential information being accessed by unauthorized or improper persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, disruption of our business, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection laws. Breaches of health information and/or personal data may be extremely expensive to remediate, may prompt federal or state investigation, fines, civil and/or criminal sanctions and significant reputational damage. Monetary damages imposed on us could be significant and not covered by our liability insurance. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems and providing required breach notifications, diverting resources from other projects and disrupting our businesses. If we experience a data security breach, our reputation could be damaged, and we could be subject to additional litigation, regulatory risks and business losses.

Our failure, or the failure by our third-party providers on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data relating to our customers, or other individuals, or the perception that any of the foregoing types of failure or compromise have occurred, could damage our reputation, discourage new and existing customers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	Stock Purchase Agreement by and among Nebula Genomics, Inc., the Seller Parties Named therein, Kammal Obbad in the capacity as Seller Party Representative, ProPhase Labs, Inc and ProPhase Precision Medicine, Inc., dated August 10, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (File No. 000-21617) filed on August 16, 2021).

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	XBRL Instance Document

101.SCH#	XBRL Taxonomy Extension Schema Document

101.CAL#	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2021

By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer (Principal Financial Officer)

Date: November 12, 2021

