Form 10-K
period 2021-12-31
ProPhase Labs, Inc.
filed 2022-03-31
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number 000-21617

ProPhase Labs, Inc.

(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Stewart Avenue, Suite 200
Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

(215) 345-0919

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.0005 par value per share	PRPH	Nasdaq Capital Market

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

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $73,462,896 as of June 30, 2021, based on the closing price of the common stock on The Nasdaq Capital Market.

As of March 25, 2022, there were 15,485,900 shares outstanding of the registrant’s common stock, par value $0.0005 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

Such risks and uncertainties include, but are not limited to:

●	Our ability to generate revenue and sufficient profits from Respiratory Pathogen Panel (“RPP”) Molecular tests if and when demand for COVID-19 testing decreases or becomes no longer necessary;

●	Our ability to collect payment for the tests we deliver;

●	Our ability to manage our growth successfully;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our dependence on our largest diagnostic services customers;

●	Our ability to successfully offer, perform and generate revenues from our personal genomics business;

●	Our ability to secure additional capital when needed to support our diagnostic services business, personal genomics business, manufacturing business and product development and commercialization programs;

●	Potential disruptions to our supply chain or increases to the price of or adulteration of key raw materials or supplies;

●	Potential disruptions in our ability to manufacture our products and those of others;

●	Seasonal fluctuations in demand for the products and services we provide;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to attract, retain and motivate our key employees;

●	Our ability to protect our proprietary rights;

●	Our ability to comply with regulatory requirements applicable to our businesses;

●	The complexity of billing for, and collecting revenue for, testing services;

●	Our dependence on third parties to provide services critical to our lab diagnostic services business; and

●	Our ability to remediate the material weakness in our internal controls over financial reporting and prevent other material weaknesses.

You should also consider carefully the statements under other sections of this Annual Report, including the Risk Factors included in Item 1A, which address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as of the date of this Annual Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise except as otherwise required by law

PART I

Item 1.	Business

General

We are a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics database to be used for further research. In addition, we have deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID-19 and other RPP Molecular tests through our new diagnostic service business, and in August 2021 we began offering personal genomics products and services.

Our wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non- GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of COVID-19 related clinical diagnostic and testing services at its CLIA certified laboratories including state-of-the-art polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer best-in-class rapid antigen and antibody/immunity testing for COVID-19. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. In December 2020, we expanded our diagnostic service business with the signing of a new lease for a second, larger CLIA accredited laboratory (including build-out) in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”). We offer whole genome sequencing and related services through this new subsidiary. ProPhase Precision focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic testing can help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists and the price we are able to receive for performing our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations (“EUAs”).

Our consumer sales are and will continue to be influenced by (i) the timing of acceptance of our TK Supplements® consumer products in the marketplace, and (ii) fluctuations in the timing of purchases and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture, which is largely a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a result of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net revenues from our contract manufacturing business. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

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

Revenues from continuing operations for Fiscal 2021 and 2020 were $79.0 million and $14.5 million, respectively. Net income for Fiscal 2021 was $6.3 million. We incurred a net loss for Fiscal 2020 of $2.1 million.

While our revenues increased for the year ended December 31, 2021, as a result of revenues from our new diagnostic services business, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will continue to be successful and the revenue and operating profits from such business will increase from or maintain their current level.

As of December 31, 2021, we had working capital of approximately $45.8 million, including $8.8 million of marketable securities available for sale.

Diagnostic Services Segment

ProPhase Diagnostics offers a variety of important medical diagnostic testing services, including, among other, COVID-19 testing and RPP molecular tests. We offer both nasal swab testing and saliva testing, and are a preferred lab for Spectrum Solutions, the manufacturer and supplier of the first FDA EUA authorized saliva collection kit used for COVID-19 testing. We currently have two lab facilities including, (i) our facility located in Old Bridge, New Jersey, acquired in October 2020, with a capacity to process up to 10,000 COVID-19 tests per day, and (ii) our facility located in Garden City, New York, which opened and commenced operations in January 2021, with a capacity to process up to 50,000 COVID-19 tests per day.

For Fiscal 2021, our revenues from continuing operations were primarily from our diagnostic services. Three diagnostic services customers accounted for 23.5%, 17.9%, and 11.9% of our Fiscal 2021 revenues from continuing operations. The loss of sales to any one or more of these diagnostic services customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources. Collections of diagnostic services revenues are driven by payers, which are government agencies (primarily HRSA), insurance providers, and client payers. In Fiscal 2021, requisitions from each payer group were 60%, 35%, and 5%, respectively.

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

For Fiscal 2020, our revenues from continuing operations were primarily from our contract manufacturing services. Two third-party contract manufacturing customers accounted for 47.1% and 17.2%, respectively, of our Fiscal 2020 revenues from continuing operations. The loss of sales to any one or more of these large third-party contract manufacturing customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

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

Personal Genomics Business

On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision. We offer whole genome sequencing and related services through this new subsidiary. ProPhase Precision focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic testing can help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Discontinued Operations

Effective March 29, 2017, we sold our intellectual property rights and other assets related to the Cold-EEZE® brand and product line, including all then current and pipeline over-the-counter allergy, cold, flu, multi-symptom relief and immune support treatments for adults and children to the extent each was, or was intended to be, branded “Cold-EEZE®”, including all formulations and derivatives thereof (collectively referred to as the “Cold-EEZE® business”) to Mylan. As a result of the sale of the Cold-EEZE® business, for Fiscal 2020, we have classified all residual income and expenses attributable to the Cold-EEZE® business.

For Fiscal 2021, there was no income from discontinued operations. For Fiscal 2020, we recognized income of $201,000 as a gain from discontinued operations.

Fluctuations in our Business

Our diagnostic services revenues are subject to fluctuations in COVID-19 testing demand. The demand for COVID-19 tests has been, and ProPhase expects it to continue to be, highly volatile, primarily driven by the emergence and severity of new variants, which are unpredictable.

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

Our personal genomics kit sales are impacted by seasonal holiday demand. We expect to generate greater revenues from this business during the first quarter of our fiscal year. While kits sales increase during the holiday season (fourth quarter), we will generally recognize revenue when the customer sends in their kit to our laboratory for processing and a genetic report is delivered, which we expect will occur in the following fiscal quarter.

Patents, Trademarks and Royalty Agreements

We do not currently own any patents. We maintain various trademarks for our TK Supplements® products including Legendz XL® and Triple Edge XL®. We maintain a trademark for our genomic testing, Nebula Genomics®.

Government Regulation

Our business is subject to extensive governmental regulation by various federal, state, and local agencies as described below.

U.S. Food and Drug Administration

Diagnostic Testing Services

The FDA has regulatory responsibility for diagnostic testing instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products, including COVID-19 diagnostics authorized by the FDA under an EUA, and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of laboratory-developed tests (“LDTs”), which are assays developed and performed in-house by clinical laboratories that can be made available to the public without pre-market review by the FDA (although COVID-19 LDTs are currently subject to FDA pre-market requirements, as a consequence of the national health emergency). Various regulatory and legislative proposals are under consideration, including some that could increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on our business is difficult to predict at this time.

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

Under the OTC monograph system, selected OTC drugs are generally recognized as safe and effective and do not require the submission and approval of an NDA or ANDA prior to marketing.

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

In addition, under the Food Safety Modernization Act, (the “FSMA”), which was enacted on January 2, 2011, the manufacturing of dietary ingredients contained in dietary supplements are subject to similar or even more burdensome manufacturing requirements. The FSMA requires importers of food, including dietary supplements and dietary ingredients, to conduct verification activities to ensure that the food they might import meets applicable domestic requirements. The FSMA also expands the reach and regulatory powers of the FDA with respect to the production and importation of food, including dietary supplements. The expanded reach and regulatory powers include the FDA’s ability to order mandatory recalls, administratively detain domestic products, require certification of compliance with domestic requirements for imported foods associated with safety issues and administratively revoke manufacturing facility registrations, effectively enjoining manufacturing of dietary ingredients and dietary supplements without judicial process. The regulation of dietary supplements may increase or become more restrictive in the future.

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

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act (“PPPA”), the Consumer Product Safety Commission (“CPSC”) has authority to require that certain dietary supplements and certain pharmaceuticals have child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness.

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

Clinical Laboratory Improvement Act of 1967 and the Clinical Laboratory Improvement Amendments of 1988 (CLIA)

The performance of laboratory diagnostic services is subject to extensive U.S. regulation, and many of these statutes and regulations have not been interpreted by the courts. CLIA extends federal oversight to virtually all physician practices performing clinical laboratory testing and to clinical laboratories operating in the United States by requiring that they be certified by the federal government or, in the case of clinical laboratories, by a federally approved accreditation agency. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Laboratories performing high-complexity testing are required to meet more stringent requirements than moderate-complexity laboratories. The sanction for failure to comply with CLIA requirements may be suspension, revocation or limitation of a laboratory’s CLIA certificate, which is necessary to conduct business, as well as significant fines and/or criminal penalties.

State and Laboratory Licensure

We are subject to regulation under state law. State laws, including those of New Jersey and New York, require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. For example, New York laws and regulations establish standards for: quality management systems; qualifications, responsibilities, and training; facility design and resource management; pre-analytic, analytic (including validation and quality control), and post-analytic systems; and quality assessments and improvements. The New York state laboratory laws and regulations are more stringent than CLIA. New York law mandates proficiency testing for laboratories licensed under New York law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health, or NYSDOH, may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve laboratory developed tests before the test is offered in New York. Should we be found out of compliance with New York or any other applicable laboratory standards of practice, we could be subject to such sanctions, which could harm our business. Applicable statutes and regulations could also be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

Health Insurance Portability and Accountability Act

The Health Insurance Portability and Accountability Act (“HIPAA”) was designed to address issues related to the security and confidentiality of health information and to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions. These regulations apply to health plans and healthcare providers that conduct standard transactions electronically and healthcare clearinghouses (covered entities). Six such regulations include: (i) the Transactions and Code Sets Rule; (ii) the Privacy Rule; (iii) the Security Rule; (iv) the Standard Unique Employer Identifier Rule, which requires the use of a unique employer identifier in connection with certain electronic transactions; (v) the National Provider Identifier Rule, which requires the use of a unique healthcare provider identifier in connection with certain electronic transactions; and (vi) the Health Plan Identifier Rule, which required the use of a unique health plan identifier in connection with certain electronic transactions. We believe that we are in compliance in all material respects with each of the HIPAA Rules identified above.

The Privacy Rule regulates the use and disclosure of protected health information (“PHI”) by covered entities. It also sets forth certain rights that an individual has with respect to his or her PHI maintained by a covered entity, such as the right to access or amend certain records containing PHI or to request restrictions on the use or disclosure of PHI. The Privacy Rule requires covered entities to contractually bind third parties, known as business associates, in the event that they perform an activity or service for or on behalf of the covered entity that involves the creation, receipt, maintenance, or transmission of PHI. We believe that we are in compliance in all material respects with the requirements of the HIPAA Privacy Rule.

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

The U.S. Health Information Technology for Economic and Clinical Health Act (“HITECH”), which was enacted in February 2009, with regulations effective on September 23, 2013, strengthened and expanded the HIPAA Privacy and Security Rules and their restrictions on use and disclosure of PHI. HITECH includes, but is not limited to, prohibitions on exchanging PHI for remuneration and additional restrictions on the use of PHI for marketing. HITECH also fundamentally changes a business associate’s obligations by imposing a number of Privacy Rule requirements and a majority of Security Rule provisions directly on business associates that were previously only directly applicable to covered entities. Moreover, HITECH requires covered entities to provide notice to individuals, HHS, and, as applicable, the media when unsecured PHI is breached, as that term is defined by HITECH. Business associates are similarly required to notify covered entities of a breach. We believe our policies and procedures are fully compliant with HIPAA as modified by the HITECH requirements.

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

The Health Plan Identifier (“HPID”) is a unique identifier designed to furnish a standard way to identify health plans in electronic transactions. CMS published the final rule adopting the HPID for health plans required by HIPAA on September 12, 2012. Effective October 31, 2014, CMS announced a delay, until further notice, in enforcement of regulations pertaining to health plan enumeration and use of the HPID in HIPAA transactions adopted in the HPID final rule. On October 28, 2019, CMS published a final rule rescinding the adopted standard unique HPID and implementation specifications and requirements for its use and other entity identifier and implementation specifications for its use, effective December 27, 2019. This delay remains in effect. We will continue to monitor future developments related to the HPID and respond accordingly.

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

The total cost associated with meeting the ongoing requirements of HIPAA and HITECH is not expected to be material to our operations or cash flows. However, future regulations and interpretations of HIPAA and HITECH could impose significant costs on us.

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

Congress and state legislatures also have been considering new legislation relating to privacy and data protection. For example, on June 28, 2018, the California legislature passed the California Consumer Privacy Act (“CCPA”), which became effective January 1, 2020. The CCPA created new transparency requirements and granted California residents several new rights with regard to their personal information. In addition, in November 2020, California voters approved the California Privacy Rights Act (“CPRA”) ballot initiative, which introduced significant amendments to the CCPA and established and funded a dedicated California privacy regulator, the CPPA. The amendments introduced by the CPRA go into effect on January 1, 2023, and new implementing regulations are expected to be introduced by the CPPA. Failure to comply with the CCPA may result in, among other things, significant civil penalties and injunctive relief, or potential statutory or actual damages. In addition, California residents have the right to bring a private right of action in connection with certain types of incidents. These claims may result in significant liability and potential damages. We have implemented processes to manage compliance with the CCPA and continue to assess the impact of the CPRA on our business as additional information and guidance becomes available.

Effective August 14, 2020, the Substance Abuse and Mental Health Services Administration of HHS (“SAMHSA”) announced the finalization of proposed changes to the Confidentiality of Substance Use Disorder Patient Records regulation, 42 Code of Federal Regulations Part 2. This regulation protects the confidentiality of patient records relating to the identity, diagnosis, prognosis, or treatment that are maintained in connection with the performance of any federally assisted program or activity relating to substance use disorder education, prevention, training, treatment, rehabilitation, or research. Under the regulation, patient identifying information may only be released with the individual’s written consent, subject to certain limited exceptions. The latest changes to this regulation seek to better facilitate care coordination, while maintaining more stringent confidentiality of substance use disorder information. We have adopted changes to our policies and procedures necessary for compliance.

Genetic Privacy and Testing Laws

We are subject to myriad laws designed to establish safeguards regarding the conduct of genomic testing and analysis and to protect against the misuse of genetic information and human biological specimens, collectively, “samples”, from which genetic information can be derived. These laws vary in their scope and in the nature of their requirements and restrictions. For example, certain genetic privacy laws prohibit the retention of samples after performing a genomic analysis in addition to prohibiting the use or disclosure of genetic information for certain purposes, such as research, without appropriate informed consent from the individual or without sufficient anonymization. The applicability of such informed consent requirements may also depend on the identifiability of the genetic information or sample and the purposes of which it is used. Other laws may impose additional requirements, including requirements regarding institutional review board review and approval for certain research uses of genetic information or samples requirements to implement certain security controls in connection with the transfer of genetic information. We must comply with such genetic privacy and testing laws in our collection, use, disclosure, and retention of genetic information and samples.

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

Reimbursement

Billing for diagnostic services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, other government agencies and employer groups. Failure to accurately bill for our services could have a material adverse effect on our business.

We bill third-party payors, both commercial and government, using Current Procedural Terminology (“CPT”) codes, which are published by the American Medical Association (“AMA”). In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are priced and paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for an advanced diagnostic laboratory test (“ADLT)), private payor payment rates and volumes for clinical diagnostic laboratory tests, or CDLTs. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We do not believe that any of our tests meet the current definition of ADLTs. We therefore report private payor rates for our tests every three years.

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

On December 20, 2019, President Trump signed the Further Consolidated Appropriations Act, which included the Laboratory Access for Beneficiaries Act (“LAB Act”). The LAB Act delayed by one year the reporting of payment data under PAMA f or CDLTs that are not ADLTs until the first quarter of 2021. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law on March 27, 2020, delayed the reporting period by an additional year, until the first quarter of 2022. As a result, Medicare payment rates determined by data reported in 2017 will continue through December 31, 2022.

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

In addition to the Anti-Kickback Statute, in October 2018, the U.S. enacted the Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (the “SUPPORT Act”). EKRA is an all-payer anti-kickback law that makes it a criminal offense to pay any remuneration to induce referrals to, or in exchange for, patients using the services of a recovery home, a substance use clinical treatment facility, or laboratory. Although it appears that EKRA was intended to reach patient brokering and similar arrangements to induce patronage of substance use recovery and treatment, the language in EKRA is broadly written. As drafted, an EKRA prohibition on incentive compensation to sales employees is inconsistent with the federal anti-kickback statute and regulations, which permit payment of employee incentive compensation, a practice that is common in the industry. Only one court has addressed the application of EKRA. That case was decided by the United States District Court of Hawaii and involved a lawsuit between a laboratory and an employee. The Court ruled that the commission-based compensation provisions of the laboratory employee’s contract did not violate EKRA. Although this may be a favorable interpretation of EKRA for laboratory compensation structures, we cannot be assured that courts in our jurisdiction will reach the same conclusion or that the decision will not be overturned if there is an appeal. Significantly, EKRA permits the U.S. Department of Justice to issue regulations clarifying EKRA’s exceptions or adding additional exceptions, but such regulations have not yet been issued. We are working through our trade association to address the scope of EKRA and are seeking clarification or correction.

Enrollment and re-enrollment in U.S. healthcare programs, including Medicare and Medicaid, are subject to certain program integrity requirements intended to protect the programs from fraud, waste, and abuse. In September 2019, CMS published a final rule implementing program integrity enhancements to provider enrollment requiring Medicare, Medicaid, and Children’s Health Insurance Program (“CHIP”) providers and suppliers to disclose on an enrollment application or a revalidation application any current or previous direct or indirect affiliation with a provider or supplier that (1) has uncollected debt; (2) has been or is subject to a payment suspension under a federal health care program; (3) has been or is excluded by the OIG from Medicare, Medicaid, or CHIP; or (4) has had its Medicare, Medicaid, or CHIP billing privileges denied or revoked. This rule permits CMS to deny enrollment based on such an affiliation when CMS determines that the affiliation poses an undue risk of fraud, waste, or abuse. CMS is phasing in this new affiliation disclosure requirement.

Under another U.S. statute, known as the Stark Law or “physician self-referral” prohibition, physicians who have a financial or a compensation relationship with a commercial laboratory may not, unless an exception applies, refer Medicare or Medicaid patients for testing to the laboratory, regardless of the intent of the parties. Similarly, laboratories may not bill Medicare or Medicaid for services furnished pursuant to a prohibited self-referral. There are several Stark Law exceptions that are relevant to arrangements involving clinical laboratories, including: (i) fair market value compensation for the provision of items or services; (ii) payments by physicians to a laboratory for commercial laboratory services; (iii) ancillary services (including laboratory services) provided within the referring physician’s own office, if certain criteria are satisfied; (iv) physician investment in a company whose stock is traded on a public exchange and has stockholder equity exceeding $75.0 million; and (v) certain space and equipment rental arrangements that are set at a fair market value rate and satisfy other requirements. Many states have their own self-referral laws as well, which in some cases apply to all patient referrals, not just government reimbursement programs.

In December 2020, the OIG and CMS published final rules to amend the regulations implementing the Anti-Kickback Statute and the Stark Law, respectively. The amendments are primarily intended to alleviate perceived impediments to coordinated care and value-based compensation arrangements through new safe harbors to the Anti-Kickback Statute and new exceptions to the Stark Law and have varying degrees of applicability to laboratories. The CMS final rule incorporates laboratories and permits support for value-based arrangements, under certain conditions for purposes of the Stark Law. However, the OIG final rule excludes laboratories from protection under the Anti-Kickback Statute safe harbors for value-based arrangements.

There are a variety of other types of U.S. and state fraud and abuse laws, including laws prohibiting submission of false or fraudulent claims. We seek to conduct our business in compliance with all U.S. and state fraud and abuse laws. We are unable to predict how these laws will be applied in the future, and no assurances can be given that our arrangements will not be subject to scrutiny under such laws. Sanctions for violations of these laws may include exclusion from participation in Medicare, Medicaid, and other U.S. or state healthcare programs, significant criminal and civil fines and penalties, and loss of licensure. Any exclusion from participation in a U.S. healthcare program, or material loss of licensure, arising from any action by any federal or state regulatory or enforcement authority, would likely have a material adverse effect on our business. In addition, any significant criminal or civil penalty resulting from such proceedings could have a material adverse effect on our business.

Competition

Our principal competition for our lab diagnostic services are commercial laboratories, such as Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, both of which have significant infrastructures and resources to support their diagnostic services. In addition, we compete with large, multispecialty group medical clinics, health systems and academic medical university-based clinics that may provide in-house clinical laboratories offering COVID-19 and other RPP Molecular tests. Additionally, we compete against regional clinical laboratories providing diagnostic testing, including Interpace Biosciences, Inc.

We compete with other contract manufacturers of OTC healthcare products. These suppliers range widely in size. Management believes that our manufacturing capacity and capabilities offer a significant advantage over many of our competitors in the full-service contract development and manufacturing industry. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. The markets for OTC healthcare products and dietary supplements are highly competitive. Many of the participants in these industries have substantially greater capital resources, technical staff, facilities, marketing resources, product development, and distribution experience than we do. We believe that our ability to compete in these industries will continue to depend on a number of factors, including product quality and price, availability, speed to market, consumer marketing, reliability, credit terms, brand name recognition, delivery time and post-sale service and support.

Human Capital Management

We consider talent attraction, development, engagement and retention a key driver to our business success. We are committed to developing a comprehensive, cohesive and positive company culture and employee experience. At December 31, 2021, we employed 129 full-time employees, of which 47 were engaged in our contract manufacturing operations and 82 employees were providing diagnostic services.

We emphasize a number of measures and objectives in managing our human capital assets, including, among others, employee safety and wellness, talent acquisition and retention, employee engagement, development and training, diversity and inclusion, and compensation. None of our employees are represented by a labor organization or under any collective-bargaining arrangements. We consider our employee relations to be good.

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

Corporate Information

ProPhase was initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. Our principal executive offices are located at 711 Stewart Avenue, Suite 200, Garden City, New York 11530 and our telephone number is 215-345-0919.

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

The following discussion addresses risks and uncertainties that could cause, or contribute to causing, actual results to differ from our expectations in material ways. In evaluating our business, investors should pay particular attention to the risks and uncertainties described below and in other sections of this Annual Report and in our subsequent filings with the SEC. These risks and uncertainties, or other events that we do not currently anticipate or that we currently deem immaterial, may also affect our results of operations, cash flows and financial condition. The trading price of our common stock could also decline due to any of these risks. The following information should be read in conjunction with Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Risks Related to Our Business

There can be no assurance that we will be able to continue to successfully offer, perform or generate revenues from our lab diagnostic services.

We face substantial risks and uncertainties to which our diagnostic services business is subject. To address these risks and uncertainties, we must, among other things, successfully execute our business strategy, respond to competitive developments, and attract and retain qualified personnel. We cannot assure you that we will operate profitably or that our business strategy will be successful. As a result, our diagnostic services business may not succeed. Our ability to generate revenues from COVID-19 and other RPP molecular testing, and our ability to generate profits from our diagnostic services business, will depend on a variety of factors, including:

●	the level of demand for COVID-19 testing in light of widespread and effective vaccination and other successful containment efforts;

●	the level of demand for other diagnostic testing;

●	the price we are able to receive for performing our testing services, and the length of time for which that demand persists;

●	the availability of COVID-19 testing from other laboratories;

●	the period of time for which our laboratories are able to serve as authorized laboratories offering COVID-19 testing under various Emergency Use Authorizations;

●	the ability of our laboratories to maintain status as authorized laboratories to perform COVID-19 and other diagnostic testing and related services and to respond to any changes in regulatory requirements;

●	the potential for supply disruptions and our reliance on certain single-source suppliers;

●	the potential for disruption in the delivery of patient samples to our laboratories;

●	the capacity of our laboratories to satisfy both COVID-19 testing and other testing demands;

●	the extent to which we choose to allocate limited laboratory capacity, supplies and other resources to areas of our business other than COVID-19 testing;

●	the complexity of billing for, and collecting revenue for, our testing services;

●	our ability to maintain laboratory operations during the COVID-19 pandemic and to perform the test accurately and punctually;

●	our ability to expand and or diversity our diagnostic services and

●	the ease of use of our ordering and reporting process.

In addition, the process of building and expanding our diagnostic services business may divert resources and distract management’s attention from other areas of our business that may be more profitable or strategic. If we are unable to successfully provide diagnostic services while continuing to operate our existing manufacturing and dietary supplements business, our results of operations, financial position and reputation may suffer.

If demand for COVID-19 testing decreases or becomes no longer necessary and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially adversely affected.

We launched our diagnostic service business in October 2020. Fluctuations in profits for our tests may occur due to of a variety of factors, including, among others, the amount and timing of sales of billable tests, the prices we charge for our tests due to changes in product, customer or payor mix, general price degradation for tests or other competitive factors, global health crises and pandemics, the rate and timing of our billings and collections and the timing and amount of our commitments and other payments, as well as the other risk factors discussed in this report. Our results have been, and may in the future be, impacted by events that may not recur regularly, in the same amounts or at all in the future. During Fiscal 2021, we saw a significant increase in our net revenues due to our substantial COVID-19 testing volumes during that time, particularly the first and fourth quarters of Fiscal 2021. The FDA has approved multiple COVID-19 vaccines for administration to the public. There can be no assurance that demand for our COVID-19 testing services will continue to exist in the future due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. If there is no demand for our COVID-19 testing services, and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially adversely affected.

The recent growth and other fluctuations in our operating results may render period-to-period comparisons less meaningful, and investors should not rely on the results of any one period as an indicator of future performance. These fluctuations in our operating results could cause our performance in any particular period to fall below the expectations of securities analysts or investors or guidance we have provided to the public, which could negatively affect the price of our common stock. Moreover, our limited operating history in diagnostic testing may make it difficult to determine if fluctuations in our performance reflect seasonality, pandemic-related demand or other trends or if these fluctuations are the result of other factors or events.

Our ability to achieve or sustain profitability depends on our collection of payment for the tests we deliver, which we may not be able to do successfully.

Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 59.5% of our revenue for Fiscal 2021 was generated from this program for the uninsured. On March 15, 2022, the Health Resources & Services Administration (“HRSA”) announced that the uninsured program would stop accepting claims for COVID-19 testing and treatment as of March 22, 2022 at 11:59 PM ET due to lack of sufficient funds. In a letter dated March 15, 2022, the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response, sent a letter to Nancy Pelosi, Speaker of the House of Representatives, in which they reiterated previous requests for additional emergency funding for the uninsured program and stated that the failure to provide funding could result in numerous negative consequences, particularly in light of the rising COVID-19 cases abroad. If emergency funding is not allocated to the HRSA uninsured program, our ability to collect payment from uninsured individuals in the future could be adversely affected, which could adversely affect our revenues, results of operations and financial condition if we are unable to generate revenue to replace the HRSA revenues from other sources.

Further, healthcare policy changes that influence the way healthcare is financed or other changes in the market that impact payment rates by institutional or non-institutional customers could also affect our collection rates. If we are unable to convince customers of the value and benefit provided by our tests, these customers may slow, or stop altogether, their purchases of these tests. Our collection risks also include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally. Any inability to maintain our past payment collection levels could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

Our failure to manage our growth successfully could harm our growth and operating results.

Since the sale of our Cold-EEZE™ business in March 2017, we have been actively exploring new product technologies, applications, product line extensions and other new product and business opportunities. We experienced net losses from continuing operations before Fiscal 2020.

In October 2020, we purchased our first CLIA licensed laboratory in Old Bridge, New Jersey, where we offer a variety of important medical tests, including, among others, COVID-19 diagnostic testing and Respiratory Pathogen Panel (RPP) Molecular tests. In December 2020, we expanded our diagnostic services to a second location in Garden City, New York. In August 2021, we acquired Nebula, a privately-owned personal genomics company. We intend to integrate Nebula’s whole genome sequencing services with the clinical diagnostic services already offered at our CLIA-certified molecular testing laboratories. We may in the future consider and pursue investments and acquisitions in other sectors and industries.

We have and will continue to incur significant expenses as we grow these two new businesses. In order for us to be profitable, we must generate sufficient revenue to cover our expenses. While we recognized net income from continuing operations before income tax for the first and fourth quarters of Fiscal 2021, we experienced a net loss in the second and third quarter of Fiscal 2021. There can be no assurance that our diagnostic services business or our personal genomics business will succeed or that we will be successful in initiating or acquiring any new lines of business in the future, or that any such new lines of business will achieve profitability.

As of December 31, 2021, we had working capital of approximately $45.8 million, which we believe is an acceptable and adequate level of working capital to support our business (including our two new business lines) for at least the next twelve months.

The loss of sales to any one or more of our large diagnostic services customers could have a material adverse effect on our business operations and financial condition.

In Fiscal 2021, a significant portion of our revenues came from our diagnostic services business. In Fiscal 2021, three customers accounted for 23.5%, 17.9%, and 11.9% of our Fiscal 2021 revenues, respectively. The loss of sales to these diagnostic services customers could have a material adverse effect on our business operations and financial condition, unless we are able to increase revenue from other sources.

Our business is subject to significant competitive pressures.

Our principal competition for our lab diagnostic services are commercial laboratories, such as Quest Diagnostics Incorporated and Laboratory Corporation of America Holdings, both of which have significant infrastructures and resources to support their diagnostic processing services. In addition, we compete with large, multispecialty group medical clinics and health systems. Academic medical university-based clinics may also provide in-house clinical laboratories offering COVID-19 and other RPP Molecular tests. Additionally, we compete against regional clinical laboratories providing diagnostic services, including Interpace Biosciences, Inc. If we are unable to compete effectively, our earnings may be significantly negatively impacted.

We compete with other contract manufacturers of OTC drug and dietary supplement products. These suppliers range widely in size. We compete primarily on the basis of price, quality and service. Management believes that our manufacturing capacity and abilities offer a significant advantage over many of our competitors in the full-service contract development and manufacturing industry. We have over 20 years of manufacturing experience and industry know how in large scale batch production of OTC lozenge products. To the extent that any of our competitors are able to offer better prices, quality and/or services, however, we could lose customers and our sales and margins may decline.

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

The number of companies entering the personal genomics market has increased in recent years. We face competition from other companies attempting to capitalize on the same, or similar, opportunities as we are, including those with existing diagnostic, laboratory services and other companies entering the personal genetics market with new offerings such as direct access and/or consumer self-pay tests and genetic interpretation services. Some of our current and potential competitors have longer operating histories and greater financial, technical, marketing and other resources than we do. These factors may allow our competitors to respond more quickly or efficiently than we can to new or emerging technologies. These competitors may engage in more extensive research and development efforts, undertake more far-reaching marketing campaigns and adopt more aggressive pricing policies, which may allow them to build larger customer bases than we will be able to achieve. Our competitors may develop products or services that are similar to our products and services or that achieve greater market acceptance than our products and services. This could attract customers away from our services and reduce our market share.

Prior to our acquisition of Nebula, we had no specific experience operating a personal genomics business. Our success in this industry will depend, in large part, on our ability to establish our presence in the personal genetics market, provide customers with a high level of service at a competitive price, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products, and services to offer to our customers. Our failure to achieve any of these outcomes could adversely affect our business.

Prior to our acquisition of Nebula, we had no specific experience operating a personal genomics business. Our success in this industry will depend, in large part, on our ability to establish our presence in this market, provide customers with a high level of service at competitive prices, achieve sufficient sales volume to realize economies of scale, and create innovative new features, products and services to offer to our customers. If customers do not perceive our personal genomic reports to be reliable and of high quality, if we fail to introduce new and improved products and services, or if we introduce new products or services that are not favorably received by the market, we may not be able to attract or retain customers.

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

If our estimates of the total addressable market for personal genomic services and the potential for market growth prove to be inaccurate, our business, financial condition, results of operations and prospects may be negatively affected.

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

Media reports have in the past reported on consumer privacy concerns and the use of genetic information accessed from other genetic databases by law enforcement and governmental agencies. These reports may decrease the overall consumer demand for personal genetic products and services, including ours.

Companies offering personal genomic services and products have received a high degree of media coverage in recent years. Unfavorable publicity or consumer perception of our product and service offerings, including consumer privacy concerns related to any of our existing or future collaborations, could adversely affect our reputation, resulting in a negative impact on the size of our customer base, the loyalty of our customers, the percentage of our customers that consent to participate in any future research programs, and our ability to attract new customers.

We may require additional capital to support our growing diagnostic services business, personal genomics business, and product development and commercialization programs but additional funding may not be available to us on acceptable terms, or at all.

We may require additional capital to support our growing diagnostic services and personal genomics businesses, as well as our consumer product development and commercialization programs. The amount of capital that may be needed to support our businesses will depend on many factors which may include, but are not limited to (i) the revenue we generate from our diagnostic services, personal genomics products and services, contract manufacturing services and dietary supplement sales, (ii) the expenses we incur in growing our diagnostic services business and personal genomics business, and in marketing our manufacturing capabilities and dietary supplement line; (iii) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required, and (iv) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of our products and services.

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

Disruptions to our supply chain could materially and adversely affect our business, financial condition and results of operations.

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

We do not have long-term contracts with most of our suppliers. Although we maintain relationships with suppliers with the objective of ensuring that we have adequate supply for the delivery of our products and services, increases in demand for such items and services can result in shortages and higher costs. Our suppliers may not be able to meet our delivery schedules. Further, we may experience shortages in certain items as a result of limited availability, increased demand, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases, weather conditions and natural disasters, as well as other factors outside of our control.

The COVID-19 pandemic has adversely impacted, and may continue to adversely impact, third parties that are critical to our businesses, including vendors, suppliers, and business partners. While our businesses have not been significantly impacted up to this point by the COVID-19 pandemic, given the unpredictability of the pandemic, it is difficult if not impossible to predict, whether that may change in the future.

Increases in the price of testing supplies, equipment and raw materials needed for our businesses and costs associated with doing business could materially and adversely affect our business, financial condition and results of operations.

We purchase COVID-19 testing supplies and personal protective equipment for our diagnostic services business, and certain materials and equipment (such as our saliva collections kits) for our personal genomics business. We must also purchase certain key raw materials for our TK Supplements® products and the products we manufacture for third parties.

If the price of these testing supplies, equipment and raw materials were to increase significantly, we may not be able to pass on such increases to customers who use our services or purchase our products, which could have a material adverse impact on our business, financial condition and results of operations.

Our freight costs may also increase due to factors such as limited carrier availability, increased fuel costs, increased compliance costs associated with new or changing government regulations, pandemics (such as the COVID-19 pandemic) or other outbreaks of contagious diseases and inflation. Higher prices for natural gas, propane, electricity and fuel also may increase our production and delivery costs. The prices charged for our products may not reflect changes in our packaging material, freight, tariff and energy costs at the time they occur, or at all.

The adulteration of key diagnostic services testing materials and raw materials needed for our businesses could materially and adversely affect our business, financial condition and results of operations.

We are reliant upon the supply of diagnostic services testing materials and raw materials that meet our specifications and the specifications of third parties for whom we manufacture. If any diagnostic services testing material or raw material is adulterated and does not meet our specifications or third parties’ specifications, it could significantly impact our ability to perform diagnostic services or manufacture products and could materially and adversely impact our business, financial condition and results of operations.

If we lose a significant or sole supplier our business and operations could be materially adversely affected.

Currently, we rely on a sole supplier to manufacture our saliva collection kits used by customers who purchase our personal genomics services. Change in the supplier or design of certain of the materials that we rely on, in particular the saliva collection kit, could result in a requirement for additional premarket review from the FDA before making such a change.

Any new laboratory or laboratories that are engaged to support our personal genomics business must first be validated in accordance with certain governmental standards before we are able to utilize their services for our U.S. customers. We cannot be certain that we will be able to secure alternative laboratory processing services, materials and equipment, and bring such alternative materials and equipment online and revalidate them without experiencing interruptions in our workflow, or that any alternative materials will meet our quality control and performance requirements of our current contracted laboratories that support our personal genomics business.

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

Our personal genomics business is subject to seasonal fluctuations.

Our personal genomics kit sales are impacted by seasonal holiday demand. We expect to generate greater revenues from this business during the first quarter of our fiscal year, due to seasonal holiday demand and the fact that kits that are ordered during the holiday season (which occurs during the fourth quarter of our fiscal year) will generally be recognized as revenue when the customer sends in their kit to the laboratory to be processed and genetic reports are delivered to the customer, which for holiday purchases we expect will occur in the following fiscal quarter. Purchasing patterns of kit sales may also align with other gift-giving and family-oriented holidays such as Mother’s Day and Father’s Day. This seasonality could cause our operating results to vary considerably from quarter to quarter.

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

Any significant disruption in service on our website, mobile applications, or in our computer or logistics systems, whether due to a failure with our information technology systems or that of a third-party vendor, could harm our reputation and may result in a loss of customers.

Customers purchase our personal genomics testing services and access Nebula offerings through our website or our mobile applications. Our reputation and ability to attract, retain and serve our customers is dependent upon the reliable performance of our and our partner websites, mobile applications, network infrastructure and content delivery processes. Interruptions to any of these systems, whether due to system failures, computer viruses or physical or electronic break-ins, could affect the security or availability of our or our partner websites or mobile applications, including our databases, and prevent our customers from accessing and using our services.

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

We will face legal, reputational, and financial risks if we fail to protect our customer data from security breaches or cyberattacks. Changes in laws or regulations relating to privacy or the protection or transfer of data relating to individuals, or any actual or perceived failure by us to comply with such laws and regulations or any other obligations relating to privacy or the protection or transfer of data relating to individuals, could adversely affect our business.

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

Based on the Section 382 analysis, we do not believe our current net operating loss carryforwards are subject to these limitations as of December 31, 2021 with the exception of the net operating loss carryforwards from the Nebula acquisition, which are Section 382 limited.

Adverse credit market conditions may significantly affect our access to capital, cost of capital and ability to meet liquidity needs.

Disruptions, uncertainty or volatility in the credit markets could adversely impact the availability and cost of credit to us in the future. For example, the credit and financial markets may be adversely affected by the current conflict between Russia and Ukraine and measures taken in response thereto. If the credit markets are not favorable, we may be forced to delay raising capital or pay unattractive interest rates, which could increase our interest expense, decrease our profitability and significantly reduce our financial flexibility. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our business. Any disruption could require us to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash. Overall, our results of operations, financial condition and cash flows could be materially adversely affected by disruptions in the credit markets.

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

Risks Related to Governmental Regulation and Litigation

If we fail to comply with the complex federal, state, local and foreign laws and regulations that apply to our diagnostic service business, we could suffer severe consequences that could materially and adversely affect our operating results and financial condition.

Our diagnostic service operations are subject to extensive federal, state, local and foreign laws and regulations, all of which are subject to change. These laws and regulations currently include, among other things:

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

Failure to comply with government laws and regulations related to submission of claims for our services could result in significant monetary damages and penalties and exclusion from the Medicare and Medicaid programs and corresponding foreign reimbursement programs.

We are subject to laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other state, federal and foreign health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Our failure to comply with applicable laws and regulations could result in our inability to receive payment for our services or in attempts by state and federal health care programs, such as Medicare and Medicaid, to recover payments already made. Submission of claims in violation of these laws and regulations can result in recoupment of payments already received, substantial civil monetary penalties, and exclusion from state and federal health care programs, and can subject us to liability under the federal False Claims Act and similar laws. The failure to report and return an overpayment to the Medicare or Medicaid program within 60 days of identifying its existence can give rise to liability under the False Claims Act. Further, a government agency could attempt to hold us liable for causing the improper submission of claims by another entity for services that we performed if we were found to have knowingly participated in the arrangement at issue.

Billing and collections processing for our tests is complex and time-consuming, and any delay in transmitting and collecting claims could have an adverse effect on our revenue.

Billing for our tests is complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we may bill various different parties for our tests. This includes billing customers directly, as in the case of our hospital and other medical institution customers, as well as billing through Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. We may face increased risk in our collection efforts due to the complexities of these billing requirements, including long collection cycles and lower collection rates, which could adversely affect our business, results of operations and financial condition.

Several factors make this billing process complex, including:

●	contractual restrictions in our customer contracts that may limit our ability to utilize certain third-party billing service providers;

●	differences between the list price for our tests and the reimbursement rates of payors;

●	compliance with complex federal and state regulations related to billing government healthcare programs, including Medicare and Medicaid;

●	disputes among payors as to which party is responsible for payment;

●	differences in coverage among payors and the effect of patient co-payments or co-insurance;

●	differences in information and billing requirements among payors;

●	incorrect or missing billing information; and

●	the resources required to manage the billing and claims appeals process.

We have developed internal systems and procedures to handle these billing and collections functions, but we will need to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business, which could become increasingly important as we focus on increasing test volumes and establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, or if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

Our diagnostic services business could be harmed by the loss or suspension of a license or imposition of a fine or penalties under, or future changes in, or interpretations of, the law or regulations of the Clinical Laboratory Improvement Act of 1967, and the Clinical Laboratory Improvement Amendments of 1988 (CLIA), or those of Medicare, Medicaid or other national, state or local agencies in the United States.

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

U.S. Food and Drug Administration (FDA) regulation of diagnostic products could result in increased costs and the imposition of fines or penalties and could have a material adverse effect upon our business.

The FDA has regulatory responsibility for instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products, including COVID-19 diagnostics authorized by FDA under an Emergency Use Authorization (EUA), and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of LDTs.

In March 2017, a draft bill on the regulation of LDTs, entitled “The Diagnostics Accuracy and Innovation Act” (“DAIA”) was released for discussion. In December 2018, the sponsors of DAIA released a new version of the legislation called the “Verifying Accurate, Leading-edge IVCT Development Act” (“VALID Act”). The VALID Act proposes a risk-based approach to regulate LDTs and creates a new in vitro clinical test category, which includes LDTs, and a new regulatory structure under the FDA. Similar versions of the VALID Act have since been introduced. The most recent version was released in June 2021. As proposed, the bill would create a precertification program for lower risk tests not otherwise required to go through premarket review. It would grandfather existing tests but would allow the FDA to subject otherwise grandfathered tests to premarket review under certain conditions. Similarly, the Verified Innovative Testing in American Laboratories (“VITAL”) Act was introduced in December 2020 and re-introduced in May 2021. In contrast with the VALID Act, the VITAL Act would prevent FDA from regulating LDTs and would instead assign regulatory authority over LDTs entirely to CMS. We cannot predict whether either of these or other draft bills governing LDTs will become legislation and cannot quantify the effect of such draft bills on our business.

While we cannot predict whether the either VALID Act or the VITAL Act as proposed, or any modified version of either act will be enacted into law, it is expected that some form of the acts will be incorporated into a broader health care legislative package. The likelihood that Congress will pass legislation and the extent to which such legislation may affect the FDA’s plans to regulate certain LDTs as medical devices is difficult to predict at this time. Until the VALID Act, VITAL Act, or other legislation is passed reforming the federal government’s regulation of LDTs, it is unknown how the FDA may regulate our tests in the future and what testing and data may be required to support any required clearance or approval.

In November 2020, the HHS advised that the FDA did not have authority to require LDTs related to COVID-19 to obtain an EUA prior to marketing. HHS also instructed the FDA to review voluntary EUA submissions of LDTs for COVID-19 in order to extend certain statutory immunities to liability for those laboratories under the federal Public Readiness and Emergency Preparedness Act. In November 2021, HHS rescinded its previous statement that the FDA did not have authority over LDTs. The FDA modified its policy and has required all COVID-19 related LDTs on the market to submit an EUA request within 60 days of the policy and has also made clear that no additional COVID-19 related LDTs may come onto the market prior to issuance of an EUA. FDA regulation of the diagnostic products we use and services we offer could result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material adverse effect on our business, financial condition, results of operation and cash flows.

We use potentially hazardous materials, chemicals and patient samples in our business and any disputes relating to improper handling, storage or disposal of these materials could be time consuming and costly.

Our lab diagnostic services involve the controlled use of hazardous laboratory materials and chemicals, including small quantities of acid and alcohol, and patient samples. We are subject to U.S. laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste. We could be liable for accidental contamination or discharge or any resultant injury from hazardous materials, and conveyance, processing, and storage of and data on patient samples. If we fail to comply with applicable laws or regulations, we could be required to pay penalties or be held liable for any damages that result and this liability could exceed our financial resources. Further, future changes to environmental health and safety laws could cause us to incur additional expense or restrict operations.

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

Billing for diagnostic services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, government groups, Medicare and Medicaid. For Fiscal 2021 the majority of our billing and related operations was provided by a third party. Effective November 2021, billing for diagnostic services is performed internally by our billing department. Failure to accurately bill for our services could have a material adverse effect on our business. In addition, failure to comply with applicable laws relating to billing government health care programs may result in various consequences, including the return of overpayments, civil and criminal fines and penalties, exclusion from participation in government health care programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third-party claims, all of which could have a material adverse effect on our business. Certain violations of these laws may also provide the basis for a civil remedy under the federal False Claims Act, including fines and damages of up to three times the amount claimed. The qui tam provisions of the federal False Claims Act and similar provisions in certain state false claims acts allow private individuals to bring lawsuits against health care companies on behalf of the government.

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

Our contract manufacturing and dietary supplement businesses are subject to laws and regulations that cover:

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

We depend on third parties to provide services critical to our diagnostic services business and personal genomic services business, and we depend on them to comply with applicable laws and regulations. Additionally, any breaches of the information technology systems of third parties could have a material adverse effect on our operations.

We depend on third parties to provide services critical to our diagnostic services business and personal genomic services business, including laboratory service providers and equipment suppliers, ground and air transport of clinical and diagnostic services supplies and specimens, research services (including ancestry report generation), and people, among other services. Third parties that provide services to us are subject to similar risks related to security of customer-related information and compliance with U.S., state, local, or international environmental, health and safety, and privacy and security laws and regulations as we are. Any failure by third parties to comply with applicable laws, or any failure of third parties to provide services more generally, could have a material impact on us, whether because of the loss of the ability to receive services from the third parties, our legal liability for the actions or inactions of third parties, or otherwise.

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

These laws contain significant fines and other penalties for wrongful use or disclosure of PHI. Given the complexity of HIPAA and HITECH and their overlap with state privacy and security laws, and the fact that these laws are rapidly evolving and are subject to changing and potentially conflicting interpretation, our ability to comply with the HIPAA, HITECH and state privacy requirements is uncertain and the costs of compliance are significant. Adding to the complexity is that our planned operations are currently evolving, and the requirements of these laws will apply differently depending on such things as whether or not we bill electronically for our services or provide services involving the use or disclosure of PHI and incur compliance obligations as a business associate. The costs of complying with any changes to the HIPAA, HITECH and state privacy restrictions may have a negative impact on our operations. Noncompliance could subject us to criminal penalties, civil sanctions and significant monetary penalties as well as reputational damage.

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

Numerous additional local, municipal, state, federal, and international laws and regulations address privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data, including the California Online Privacy Protection Act, the Personal Information Protection and Electronic Documents Act, the Telephone Consumer Protection Act of 1991, Section 5 of the Federal Trade Commission Act, and effective as of January 1, 2020, the CCPA. These laws, rules, and regulations evolve frequently, and their scope may continually change, through new legislation, amendments to existing legislation, and changes in enforcement, and may be inconsistent from one jurisdiction to another. For example, the CCPA, which went into effect on January 1, 2020, among other things, requires new disclosures to California consumers and affords such consumers new abilities to opt out of certain sales of personal information. The CCPA provides for fines of up to $7,500 per violation. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The effects of this legislation potentially are far-reaching and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. The CCPA has been amended on multiple occasions. For example, the CPRA recently was approved by California voters and significantly modifies the CCPA, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA does not become operative until January 1, 2023 (and then applies only to consumer data collected on or after January 1, 2022, (the “lookback period”), with enforcement beginning July 1, 2023. While the CCPA will remain operative and enforceable from now until July 1, 2023, we will continue to monitor developments related to the CPRA. The effects of this legislation potentially are far-reaching, however, and may require us to modify our data processing practices and policies and incur substantial compliance-related costs and expenses. Additionally, many laws and regulations relating to privacy and the collection, storing, sharing, use, disclosure, and protection of certain types of data are subject to varying degrees of enforcement and new and changing interpretations by courts. The CCPA and other changes in laws or regulations relating to privacy, data protection, breach notifications, and information security, particularly any new or modified laws or regulations, or changes to the interpretation or enforcement of such laws or regulations, that require enhanced protection of certain types of data or new obligations with regard to data retention, transfer, or disclosure, could greatly increase the cost of providing our platform, require significant changes to our operations, or even prevent us from providing our platform in jurisdictions in which we currently operate and in which we may operate in the future.

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

Risks Related to Our Common Stock, Internal Controls and Governance Matters

If we are unable to remediate the material weakness in our internal controls over financial reporting or if additional material weaknesses are discovered in our internal accounting procedures, the accuracy and timing of our financial reporting may be adversely affected, which may adversely affect investor confidence in us and, as a result, the value of our common stock.

In connection with the audit of our 2021 consolidated financial statements, our management and independent registered public accounting firm identified a material weakness in our controls relating to our lack of appropriate standard operating procedures and billing system controls associated with diagnostic billing process and the lack of contemporaneous assessments and associated documentation of the reimbursement receivables leading to additional allowance requirements. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in more than a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Any failure to develop or maintain effective internal controls over financial reporting or difficulties encountered in implementing or improving our internal controls over financial reporting could harm our operating results and prevent us from meeting our reporting obligations. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. In addition, investors relying upon this misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities or to stockholder class action securities litigation.

We cannot assure you that measures being taken in order to remediate the material weakness described above will fully remediate such material weakness. We also cannot assure you that we have identified all of our existing control deficiencies or that we will not in the future have additional material weaknesses.

Future sales of shares of our common stock in the public market could adversely affect the trading price of shares of our common stock and our ability to raise funds in future offerings.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that such sales are likely to occur, could adversely affect the prevailing trading prices of our common stock. Moreover, the perceived risk of potential dilution could cause stockholders to attempt to sell their shares and investors to “short” our stock, a practice in which an investor sells shares that he or she does not own at prevailing market prices, hoping to purchase shares later at a lower price to cover the sale. All of these events could combine to make it difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If securities or industry analysts do not publish research or reports about our business or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, products or stock performance, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, the unpredictability of our financial results likely reduces the certainty, and therefore reliability, of the forecasts by securities or industry analysts of our future financial results, adding to the potential volatility of our stock price.

Our Chief Executive Officer and Chairman of the Board of Directors owns a substantial amount of our common stock.

As of March 25, 2022, our Chief Executive Officer and Chairman of the Board of Directors beneficially owned approximately 28.2% of our common stock. As such, our Chief Executive Officer may exert significant influence over the outcome of all matters submitted to stockholders for approval, including the election of directors. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

Our Certificate of Incorporation and By-laws contain certain provisions that may be barriers to a takeover.

Our Certificate of Incorporation and By-laws contain certain provisions which may deter, discourage, or make it difficult for another person or entity to gain control of the Company through a tender offer, merger, proxy contest or similar transaction or series of transactions, including provisions that:

●	authorize our board of directors to authorize “blank check” preferred stock without stockholder approval, which may provide for voting, liquidation, dividend, and other rights superior to our common stock;

●	specify that special meetings of our stockholders can be called only by our chairman or the board of directors;

●	prohibit stockholder action by written consent;

●	establish an advance notice procedure for stockholder matters to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

●	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum; and

●	expressly authorized our board of directors to make, alter, amend, or repeal our amended and restated bylaws.

These provisions may deter a future tender offer or other takeover attempt which could include a premium over the market price of our common stock at the time. Such provisions could depress the trading price of our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, executive officers, or employees.

Our amended and restated bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: for (i) any derivative action or proceeding brought on behalf of the Corporation, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer or other employee of the Corporation to the Corporation or the Corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law or the Certificate of Incorporation or Bylaws (as either may be amended from time to time), or (iv) any action asserting a claim governed by the internal affairs doctrine shall be the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware). This provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933 or the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims.

Although the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, executive officers, or other employees, which may discourage lawsuits against us and our directors, executive officers, and other employees. If a court were to find the exclusive forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

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

Our corporate headquarters are located in Garden City, New York. We leased this property commencing in December 2020. Our headquarters are approximately 25,000 square feet and are comprised of lab diagnostic area with storage area and office space. Our second location is approximately 4,000 square feet and is comprised of lab diagnostic area with storage area and office space in Old Bridge, NJ. We leased additional administrative office space of approximately 2,000 square feet in Fort Washington, PA. Our principal manufacturing facility is located in Lebanon, Pennsylvania. The facility was purchased in October 2004. The facility has a total area of approximately 57,500 square feet and is comprised of manufacturing, warehousing and office space. We are currently exploring opportunities to expand our lab operations.

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

As of March 25, 2022, there were approximately 200 holders of record.

Securities Authorized Under Equity Compensation Plans

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2021	136,444	$5.44	136,444	$5,234,358
November 1 through November 30, 2021	30,380	5.73	30,380	5,055,094
	166,824	$5.50	166,824	$5,055,094

(1)	These shares were purchased on the open market pursuant to the Company’s stock repurchase program.

(2)	The stock repurchase program, which was previously announced by the Company on September 8, 2021, authorized the repurchase of up to $6 million of the Company’s common stock. The stock repurchase program expires on March 30, 2022.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

We are a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics data base to be used for further research. In addition, we have deep experience with over-the-counter (OTC) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and other RPP Molecular tests through our new diagnostic service business, and in August 2021 we began offering personal genomics products and services.

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of COVID-19 related clinical diagnostic and testing services at its CLIA certified laboratories including state-of-the-art polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer best-in-class rapid antigen and antibody/immunity testing for COVID-19. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. In December 2020, we expanded our diagnostic service business with the signing of a new lease for a second, larger CLIA accredited laboratory (including build-out) in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”). We offer whole genome sequencing and related services through this new subsidiary. ProPhase Precision Medicine, Inc. focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic testing can help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists and the price we are able to receive for performing our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

Our consumer sales are and will continue to be influenced by (i) the timing of acceptance of our TK Supplements® consumer products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture, which is largely a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a result of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net revenues from our contract manufacturing business. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

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

While our revenues increased for the year ended December 31, 2021, as a result of revenues from our new diagnostic services business, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will continue to be successful and the revenue and operating profits from such business will increase from or maintain their current level.

Results of Operations from Continuing Operations

Fiscal 2021 compared with Fiscal 2020

Net revenue for Fiscal 2021 increased $64.5 million to $79.0 million as compared to $14.5 million for Fiscal 2020. Net revenue was $79.0 million, or 445% higher, as compared to net revenue for Fiscal 2020. The increase in net revenue was the result of a $67.2 million increase in net revenue from diagnostic services, offset by a $2.7 million decrease in net revenue from consumer products. Fiscal 2021 had a full year of operations of diagnostic services, as compared to one month of operations in Fiscal 2020. The decrease in net revenue from consumer products for Fiscal 2021 as compared to Fiscal 2020 was primarily due to a decrease in the volume of customer orders as a result of the demand and inventory levels of third-party contract manufacturing customers, which was partially offset by $2.2 million of net revenue from the operations of Nebula.

Cost of revenues for Fiscal 2021 were $37.1 million, comprised of $29.4 million for diagnostic services and $7.6 million for consumer products. Cost of revenues for Fiscal 2020 were $9.9 million comprised of $0.6 million for diagnostic services and $9.3 million of consumer products. We realized a gross profit $42.0 million for Fiscal 2021 as compared to $4.6 million for Fiscal 2020. The increase of $37.4 million was comprised of an increase of $38.5 million in diagnostic services, offset by a $1.1 million decrease in consumer products. For Fiscal 2021, our gross margin was 53.1% as compared to 31.7% for Fiscal 2020. The increase in gross margin for Fiscal 2021 as compared to Fiscal 2020 is principally due to margins generally associated with our new diagnostic services business. Gross margins have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Diagnostic expenses for Fiscal 2021 were $9.2 million as compared to $0.4 million of diagnostic expenses for Fiscal 2020. The increase in diagnostic expenses of $8.8 million was comprised of network providers expenses associated with our new diagnostic services business.

General and administration expenses increased $15.0 million for Fiscal 2021 to $22.5 million as compared to $7.5 million for Fiscal 2020. The increase in general and administration expenses for Fiscal 2021 as compared to Fiscal 2020 was principally growth in personnel expenses and professional fees associated with our new diagnostic services business.

Research and development costs for Fiscal 2021 and 2020 were $0.5 million and $0.6 million, respectively. The decrease in research and development costs was principally due to lower professional expenses.

In Fiscal 2020, we closed on the sale of our former corporate headquarters and relocated our headquarters to Garden City, New York. As a result of the sale, we recorded $1.9 million gain from the sale of the real estate for Fiscal 2020.

Interest income, net for Fiscal 2021 and Fiscal 2020 were $0.6 million and $0.1 million, respectively. The increase in interest income, net for Fiscal 2021 as compared to Fiscal 2020 was principally related to the Secured Note issued to us in September 2020 that bears interest at a rate of 15% per annum. The Secured Note was in default in Fiscal 2021 for non-payment and we only recorded interest income for payments received.

Interest expense for Fiscal 2021 was $1.1 million as compared to $0.3 million for Fiscal 2020. The increase in interest expense for Fiscal 2021 as compared to Fiscal 2020 was principally due the unsecured convertible promissory notes we issued in September 2020 for an aggregate principal amount of $10.0 million, which accrue interest at a rate of 10% per year.

Loss from the change in fair value of investment securities for Fiscal 2021 was $0.2 million, which was due to a decrease in stock price as of December 31, 2021, compared to stock price on the acquired date on June 25, 2021.

Impairment of the secured promissory note receivable was $3.75 million for Fiscal 2021.

As a result of the effects of the above, the net income from continuing operations before income taxes for Fiscal 2021 was $6.3 million as compared to a net loss from continuing operations of $2.3 million.

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

	For the years ended
	December 31, 2021	December 31, 2020
GAAP net income (loss) (1)	$6,273	$(2,125)
Interest, net	506	233
Depreciation and amortization	3,233	126
EBITDA	10,012	(1,766)
Acquisition costs (2)	674	-
Share-based compensation expense	3,183	1,459
Non-cash rent expense (3)	459	-
Bad debt expense	3,750	-
Adjusted EBITDA	$18,078	$(307)

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

Liquidity and Capital Resources

Our aggregate cash and cash equivalents and restricted cash as of December 31, 2021 were $8.7 million as compared to $6.8 million at December 31, 2020. Our working capital was $45.8 million and $9.6 million as of December 31, 2021 and 2020, respectively. The increase of $1.9 million in our cash and cash equivalents for the year ended December 31, 2021 was principally due to our receipt of aggregate net proceeds of $40.6 million from the issuance of common stock and warrants in a registered direct offering and subsequent public offering, proceeds from the sale of marketable debt securities of $15.9 million, and repayment of promissory note receivable of 0.3 million, offset by (i) purchases of marketable securities of $21.5 million, (ii) cash dividend payments of $4.5 million, (iii) issuance of a secured promissory note receivable of $1.0 million, (iv) payment of $9.1 million related to business acquisition, (v) repurchase of common shares for $0.9 million, (vi) capital expenditures of $4.2 million, and (vii) cash used in operations of $13.6 million.

In March of 2022, we paid a special cash dividend of $4.6 million to holders of record of our common stock on March 1, 2022. In addition, we made a payment of $1.4 million on an unsecured promissory note payable, as well as $1.2 million for the repurchase of common stock that was previously converted under the terms of the promissory note.

To date the principal sources of capital to fund our operations have been from diagnostic services, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Management believes that its current strategic position in the diagnostic services sector and our current working capital and at-the-market facility are sufficient to support continued lab development and potential acquisitions. However, due to the nature of the diagnostic business and our focus on COVID-19, there are inherent uncertainties associated with our business plan and cash flow projections. Our business is also generally subject to seasonal variations thereby impacting our liquidity and working capital during the course of our fiscal year.

During the year ended December 31, 2021, we used $13.6 million in cash from operations. To the extent that we do not generate sufficient cash from operations, our cash balances will decline. We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of the COVID-19 pandemic or the current conflict between Russia and Ukraine and measures taken in response thereto, may have an adverse impact on our ability to fund our business strategy through future borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

COVID-19

The COVID-19 pandemic has not had a material adverse impact on our business to date. We experienced higher than normal net revenue for the year ended December 31, 2021, primarily as a result of revenue from our new diagnostic services business, which offers COVID-19 testing. There can be no assurance that demand for our COVID-19 testing services will continue to exist in the future due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. If there is no demand for our COVID-19 testing services, and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially adversely affected.

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

HRSA Funding

Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors. In March 2020, the CARES Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 59.5% of our revenue for Fiscal 2021 was generated from this program for the uninsured. On March 15, 2022, the HRSA announced that the uninsured program would stop accepting claims for COVID-19 testing and treatment as of March 22, 2022 at 11:59 PM ET due to lack of sufficient funds. In a letter dated March 15, 2022, the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response, sent a letter to Nancy Pelosi, Speaker of the House of Representatives, in which they reiterated previous requests for additional emergency funding for the uninsured program and stated that the failure to provide funding could result in numerous negative consequences, particularly in light of the rising COVID-19 cases abroad. If emergency funding is not allocated to the HRSA uninsured program, our ability to collect payment from uninsured individuals in the future could be adversely affected, which could adversely affect our revenues, results of operations and financial condition if we are unable to generate revenue to replace the HRSA revenues from other sources.

At-the-Market Facility

On December 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $100,000,000, subject to the terms and conditions of the Sales Agreement. We are not obligated to make any sales of shares under the Sales Agreement.

We will pay the Sales Agent a fixed commission rate of 2.0% of the aggregate gross proceeds from the sale of any shares pursuant to the Sales Agreement and have agreed to provide the Sales Agent with customary indemnification and contribution rights. We also agreed to reimburse the actual out-of-pocket accountable expenses of the Sales Agent up to $60,000 (of which a $25,000 advance was paid on December 7, 2021), which amount includes the fees and expenses of legal counsel to the Sales Agent up to $50,000, and to pay the costs associated with bound volumes of the public offering materials as well as commemorative mementos and lucite tombstones, in an amount not to exceed $3,000.

Additionally, we will pay to H.C. Wainwright & Co. (“Wainwright”), a fee equal to 1.0% of the gross proceeds of the sales price of all the shares sold under the Sales Agreement, pursuant to a separate financial services agreement with Wainwright. Wainwright is not a sales agent under the Sales Agreement.

For the period from December 28, 2021, through December 31, 2021, we did not have any sales under the at-the-market facility.

Impact of Inflation

We are subject to normal inflationary trends and anticipate that any increased costs for our contract manufacturing and retail operations would be passed on to our customers; however, any increased costs related to diagnostic services would be absorbed by the Company. Inflation has not had a material effect on our business.

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

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include revenue recognition and the estimation of the variable consideration associated with the diagnostic reimbursement rates, the provision for bad debt and billing discrepancies, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of goodwill, intangibles and property and equipment, income tax valuations and assumptions related to accrued advertising. The estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Revenue Recognition and Accounts Receivables

We generate revenue principally through four types of revenue streams: diagnostic services, contract manufacturing, genomic products and services, and retail and other. The process for estimating revenues and the ultimate collection of receivables involves assumptions and judgments.

Revenue from our diagnostic services is recognized when the lab test is complete, and the diagnostic test result is provided to the customer. Revenue from our genomics services is recognized when the sequencing report is provided to the customer. Revenue from our consumer products is recognized when the shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. In 2021, we had $79.0 million of net revenue of which approximately $68.6 million was from lab processing services, $5.8 million was generated from contract manufacturing customers, $2.4 million was from retailer sales, and $2.2 million was from genomic products and services. We bill the providers at standard price and take into consideration for negotiated discounts and an anticipated reimbursement remittance adjustments based on the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that may vary from the standard price.

We carry our accounts receivable at cost less an allowance for doubtful accounts. Allowances for doubtful accounts are based upon our judgment regarding collectability. On a periodic basis, we evaluate our receivables and establish an allowance for doubtful accounts, based on a history of past write-offs, collections, current credit conditions or generally accepted future trends in the industry and/or local economy. Accounts are written off as uncollectible at the time we determine that collections are unlikely. The reserve is not intended to address return activity or disputed balances with ongoing customers, as this should be addressed in a reserve for credit memos with a corresponding charge to revenue.

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

Income Taxes

Accounting for income taxes requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities. These deferred taxes are measured by applying the provisions of tax laws in effect at the balance sheet date, including the impact of the Tax Cuts and Jobs Act (“TCJA”) enacted on December 22, 2017. The TCJA made broad and significant changes to the U.S. tax code that affects the year ended December 31, 2017, including, but not limited to, a change in the federal rate from 35% to 21% effective January 1, 2018.

We recognize in income the effect of a change in tax rates on deferred tax assets and liabilities in the period that includes the TCJA enactment date. We utilize the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in the tax law or rates. Until sufficient taxable income to offset the temporary timing differences attributable to operations and the tax deductions attributable to option, warrant and stock activities are assured, a valuation allowance equaling the total net current and non-current deferred tax asset is being provided.

Inventories

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on current and anticipated customer demand, production and laboratory requirements.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2021-08, Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU No. 2021-08 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in ASU No. 2021-08 require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Upon adoption, an acquirer should account for the related revenue contracts of the acquiree as if it has originated the contracts.

For public business entities, the amendments in ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU No. 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has early adopted ASU No. 2021-08 effective January 1, 2021.

The adoption of ASU No. 2021-08 resulted in adjustments to the fair value assigned to deferred revenue assumed as of the acquisition date of the acquisition occurring during the year ended December 31, 2021, an increase in revenue for the year ended December 31, 2021, due to recognition of revenue earned during the period for deferred revenue contracts acquired in business combinations, with a corresponding adjustment to goodwill. The adoption of ASU 2021-08 did not have a material impact on the results of the Company’s cash flows for the year ended December 31, 2021, or the interim periods therein.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. This standard became effective for the Company January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (“CECL”) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. We are currently assessing the impact of the adoption of this ASU on our financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ProPhase Labs, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and subsidiaries (the “Company” or “ProPhase”) as of December 31, 2021 and 2020 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the two-years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating this critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

Diagnostic Service Variable Consideration and Allowances

As described in Note 2 to the consolidated financial statements, the Company’s diagnostic revenue is derived from third party insurers and government agencies. Management estimates the amount of consideration it expects to receive for providing the diagnostic services after taking into consideration expected reimbursements from insurance providers (including payer denials) and government agency programs, including those for uninsured patients. Net revenues and accounts receivable recognized are billed based on standard test rates, net of allowances for expected reimbursements based on the type of service required and the associated billing code requirements. Given the nature of these estimates, performing audit procedures to evaluate appropriate revenue recognition and allowances associated with billing discrepancies or other differences required a high degree of auditor judgment and an increased extent of effort.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures which included gaining an understanding of the internal controls relating to the diagnostic services’ billing and collection process and testing the completeness and accuracy of the Company’s billing system. These procedures also included, among other things, performing transaction testing on a sample of diagnostic tests performed which included assessing payer mix and reimbursements to date for each respective payer. We also reviewed management’s estimated allowances as compared to historical collection rates from inception through December 31, 2021 as well as the actual reimbursements received subsequent to year end and through the financial statement issuance date, by payer mix and billing code.

Emphasis of Matter

As discussed in Note 2, Business and Liquidity Risks & Uncertainties and Note 18, Subsequent Events , on March 15, 2022, the Health Resources & Services Administration (“HRSA”), which constituted $42.0 million and 57.6% of the Company’s fiscal 2021 diagnostic service revenue, announced that the uninsured program would stop accepting claims for COVID-19 testing and treatment as of March 22, 2022 due to lack of sufficient funding. If additional funding is not provided, the Company’s ability to collect payments form HRSA and generate revenue subsequent to March 22, 2022 from HRSA covered patients would be adversely affected and have a material adverse impact on the Company’s results of operations and financial condition.  Our opinion is not modified with respect to this matter.

/s/ Friedman LLP

PCAOB ID 711

We have served as the Company’s auditor since 2020.

East Hanover, New Jersey

March 31, 2022

PROPHASE LABS, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$8,408	$6,816
Restricted cash	250	-
Marketable debt securities, available for sale	8,779	1,639
Marketable equity securities, at fair value	76	-
Accounts receivable, net	37,708	3,155
Inventory, net	4,600	3,039
Prepaid expenses and other current assets	1,496	1,238
Total current assets	61,317	15,887

Property, plant and equipment, net	5,947	3,578
Secured promissory note receivable	-	2,750
Prepaid expenses, net of current portion	460	2,084
Right-of-use asset, net	4,402	4,731
Intangible assets, net	10,852	1,234
Goodwill	5,709	901
Other assets	608	240
TOTAL ASSETS	$89,295	$31,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$7,026	$3,771
Accrued diagnostic services	1,890	-
Accrued advertising and other allowances	104	463
Lease liabilities	663	329
Deferred revenue	2,034	169
Other current liabilities	3,807	1,562
Total current liabilities	15,524	6,294

Non-current liabilities:
Deferred revenue, net of current portion	905	162
Note payable	44	-
Unsecured convertible promissory notes, net	9,996	9,991
Lease liabilities, net of current portion	4,198	4,402
Total non-current liabilities	15,143	14,555
Total liabilities	30,667	20,849

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 50,000,000, $0.0005 par value, 15,485,900 and 11,604,253 shares outstanding, respectively	16	14
Additional paid-in capital	104,552	61,674
Retained earnings (accumulated deficit)	2,642	(3,631)
Treasury stock, at cost, 16,818,846 and 16,652,022 shares, respectively	(48,407)	(47,490)
Accumulated other comprehensive loss	(175)	(11)
Total stockholders’ equity	58,628	10,556
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,295	$31,405

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share amounts)

	For the years ended
	December 31, 2021	December 31, 2020
Revenues, net	$79,042	$14,514
Cost of revenues	37,054	9,908
Gross profit	41,988	4,606

Operating expenses:
Diagnostic expenses	9,174	448
General and administration	22,493	7,498
Research and development	520	633
Total operating expenses	32,187	8,579
Gain on sale of real estate	-	1,892
Income (loss) from operations	9,801	(2,081)

Interest income, net	642	62
Interest expense	(1,148)	(295)
Change in fair value of investment securities	(240)	-
Impairment of secured promissory note receivable	(3,750)	-
Income (loss) from continuing operations before income taxes	5,305	(2,314)
Income tax benefit (expense)	968	(12)
Income (loss) from continuing operations after income taxes	6,273	(2,326)

Discontinued Operations:
Income from discontinued operations	-	201
Net income (loss)	$6,273	$(2,125)

Other comprehensive loss:
Unrealized loss on marketable debt securities	(164)	(9)
Total comprehensive income (loss)	$6,109	$(2,134)

Basic and earnings (loss) per share:
Income (loss) from continuing operations	$0.41	$(0.20)
Income from discontinued operations	-	0.02
Net income (loss) per share	$0.41	$(0.18)

Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.40	$(0.20)
Income from discontinued operations	-	0.02
Net income (loss) per share	$0.40	$(0.18)

Weighted average common shares outstanding:
Basic	15,172	11,595
Diluted	18,393	11,595

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock Shares	Par	Additional Paid in	Accumulated	Comprehensive	Treasury
	Outstanding	Value	Capital	(Deficit) Earnings	Loss	Stock	Total
Balance as of January 1, 2020	11,573,593	$14	$60,215	$(1,506)	$(2)	$(47,490)	$11,231

Unrealized loss on marketable debt securities, net of realized losses of $4, net of taxes	-	-	-	-	(9)	-	(9)

Stock-based compensation	30,660	-	1,459	-	-	-	1,459

Net loss	-	-	-	(2,125)	-	-	(2,125)

Balance as of December 31, 2020	11,604,253	14	61,674	(3,631)	(11)	(47,490)	10,556

Issuance of common stock and warrants for cash from public offering, net of $2,365 offering cost	3,000,000	2	35,133	-	-	-	35,135

Issuance of common stock and warrants for cash from private offering	550,000	-	5,500	-	-	-	5,500

Issuance of common shares related to business acqusition	483,685	-	3,608	-	-	-	3,608

Cash dividends	-	-	(4,546)	-	-	-	(4,546)

Repurchases of common shares	(166,824)	-	-	-	-	(917)	(917)

Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	(164)	-	(164)

Cashless warrants exercise	5,986	-	-	-	-	-	-

Stock-based compensation	8,800	-	3,183	-	-	-	3,183

Net income	-	-	-	6,273	-	-	6,273

Balance as of December 31, 2021	15,485,900	$16	$104,552	$2,642	$(175)	$(48,407)	$58,628

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31, 2021	December 31, 2020
Cash flows from operating activities
Net income (loss)	$6,273	$(2,125)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized (gain) loss on marketable debt securities	165	(2)
Gain on discontinued operations, net of taxes	-	(201)
Depreciation and amortization	3,234	449
Amortization of debt discount	5	1
Amortization on right-of-use assets	329	9
Lower of cost or net realizable value inventory adjustment	-	68
Consulting expense paid through reduction of secured promissory note receivable	-	250
Impairment of secured promissory note receivable	3,750	-
Stock-based compensation expense	3,183	1,459
Change in fair value of investment securities	240	-
Non-cash interest income on secured promissory note receivable	(316)	-
Gain on sale of real estate	-	(1,892)
Accounts receivable allowances	3,866	97
Inventory valuation reserve	267	(193)
Changes in operating assets and liabilities:
Accounts receivable	(38,197)	(1,136)
Inventory	(1,746)	(1,275)
Prepaid and other assets	1,445	(3,005)
Other assets	(368)	(240)
Accounts payable and accrued expenses	2,450	3,339
Accrued diagnostic services	1,890	-
Deferred revenue	2,608	-
Lease liabilities	130	(9)
Other liabilities	(2,827)	1,814
Net cash used in operating activities	(13,619)	(2,592)

Cash flows from investing activities
Business acquisitions, net of cash acquired	(9,066)	-
Issuance of secured promissory note receivable	(1,000)	(3,000)
Purchase of marketable securities	(21,527)	(4,560)
Proceeds from sale of marketable debt securities	15,858	3,840
Proceeds from promissory note	300	-
Escrow receivable	-	4,812
Acquisition of Confucius Labs	-	(2,500)
Proceeds from sale of building, net	-	2,081
Capital expenditures	(4,231)	(1,689)
Net cash used in investing activities	(19,666)	(1,016)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	35,135	-
Proceeds from issuance of common stock and warrants from private offering	5,500	-
Proceeds from unsecured convertible promissory notes	-	10,000
Issuance costs on unsecured convertible promissory notes	-	(10)
Repayment of note payable	(45)
Repurchases of common shares	(917)
Payment of dividends	(4,546)	-
Net cash provided by financing activities	35,127	9,990

Increase in cash, cash equivalents and restricted cash	1,842	6,382
Cash, cash equivalents and restricted cash, at the beginning of the year	6,816	434
Cash, cash equivalents and restricted cash, at the end of the year	$8,658	$6,816

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Interest payment on the promissory notes	$1,000	$250

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares related to business acqusition	$3,608	$-
Right-of-use assets and lease liability recorded upon adoption of ASC 842	$-	$4,740
Net unrealized loss, investments in marketable debt securities	$(164)	$(9)
Recognize additional goodwill related to deferred tax liability	$362	$-

See accompanying notes to consolidated financial statement

Note 1 – Organization and Business

ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics data base to be used for further research. In addition, we have deep experience with over-the- counter (“OTC”) consumer healthcare products and dietary supplements. We currently conduct our operations through two operating segments: diagnostic services and consumer products. Until late Fiscal 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and other Respiratory Pathogen Panel (RPP) molecular tests through our new diagnostic services business, and in August 2021 we began offering personal genomics products and services.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its CLIA certified laboratories including state-of-the-art polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer rapid antigen and antibody/immunity testing for COVID-19. On October 23, 2020, we acquired Confucius Plaza Medical Laboratory Corp. (“CPM”), which included a non-operating but certified 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey (see Note 3, Business Acquisitions). In December 2020, we expanded our diagnostic service business with the build out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company (“Nebula”), through our new wholly owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”). See Note 3, Business Acquisitions. ProPhase Precision focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic testing can help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on the reported results of operations.

Segments

In accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

The Company follows ASC 280, which establishes standards for reporting information about operating segments in annual and interim financial statements, and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. We maintain two operating segments: diagnostic services (which includes our COVID-19 and other diagnostic testing services) and consumer products (which includes our contract manufacturing, retail customers and personal genomics products and services). See Note 15 Segment Information.

Business and Liquidity Risks and Uncertainties

We launched our diagnostic service business in December 2020 and expanded in January 2021 with the opening of our new Garden City, New York CLIA accredited laboratory. Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists and the prices we are able to receive for performing our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

There are still numerous uncertainties associated with the COVID-19 pandemic, including the efficacy of the vaccines that have been developed to treat the virus and their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, the duration of any future business closures, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties all of which could negatively impact our Company as a whole.

While our revenues increased significantly for the year ended December 31, 2021 as a result of the diagnostic services business line, we have made and will continue to make substantial investments to secure the necessary equipment, supplies and personnel to provide these testing services. Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 59.5% of our revenue for Fiscal 2021 was generated from this program for the uninsured. On March 15, 2022, the Health Resources & Services Administration (HRSA) announced that the uninsured program would stop accepting claims for COVID-19 testing and treatment as of March 22, 2022 due to lack of sufficient funds. In a letter dated March 15, 2022, the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response, sent a letter to the Speaker of the House of Representatives, in which they reiterated previous requests for additional emergency funding for the uninsured program. If emergency funding is not allocated in a timely fashion to the HRSA uninsured program, our ability to collect payment and generate future diagnostics revenue will be adversely affected, which would have a material adverse effect on our revenues, results of operations and financial condition.

Further, our diagnostic service business is subject to extensive federal, state, and local laws and regulations, all of which are subject to change, as well as laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other federal health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. In addition, reimbursement policies and requirements for some payers and procedures are ambiguous, which could lead to billing errors and related disputes. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will be successful in the future or that the revenue and operating profits from such business will increase or maintain their current level.

We acquired and commenced our personal genomics business in August 2021. This business is and will continue to be influenced by demand for our genetic testing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.

The Company used cash in operating activities of $13.6 million for the year ended December 31, 2021. The Company had cash, cash equivalents and marketable securities of $17.4 million as of December 31, 2021. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least one year from the date of filing these financial statements. However, due to the nature of the diagnostic business and its focus thus far on COVID-19, there are inherent uncertainties associated with managements’ business plan and cash flow projections if we are unable to grow our diagnostic testing business beyond our COVID-19 testing services.

As such, the Company’s future capital needs and the adequacy of its available funds will depend on many factors. These include, but not necessarily limited to, the actual cost and time necessary to achieve sustained profitability from diagnostic services, the ability to successfully diversify the diagnostic services revenue streams and the ability to market and grow the personal genomics businesses. The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough revenues. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition.

Use of Estimates

The preparation of financial statements and the accompanying notes thereto, in conformity with generally accepted accounting principles in the United States of America (“GAAP”), requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include revenue recognition and the impact of the variable consideration around diagnostic test reimbursement rates, the provision for uncollectible receivables and billing errors, sales returns and allowances, rates, slow moving, dated inventory and associated provisions, the estimated useful lives and potential impairment of long-lived assets, stock based compensation valuation, income tax asset valuations and assumptions related to accrued advertising.

Our estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents include cash on hand and monies invested in money market funds. The carrying amount approximates the fair market value due to the short-term maturity of these securities.

Restricted Cash

Restricted cash as of December 31, 2021 includes approximately $250,000 held in escrow related to a potential purchase of an additional lab facility. The potential purchase was not consummated, and we are pursuing the return of the escrow.

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). These investments in marketable debt securities carry maturity dates between one and three years from date of purchase and interest rates of 0.65% to 4.88% during fiscal 2021.

The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$650	$17	$-	$667
Corporate obligations	8,304	-	(192)	8,112
	$8,954	$17	$(192)	$8,779

	As of December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$1,021	$-	$(7)	$1,014
Corporate obligations	629	-	(4)	625
	$1,650	$-	$(11)	$1,639

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

On June 25, 2021, we were issued 1,260,619 common shares (the “Investment Shares”) as an interest payment under our note receivable (see Note 13, Consulting Agreement and Secured Promissory Note Receivable) with a fair value of $315,000. The fair value of the Investment Shares as of December 31, 2021, was based upon the closing stock price of $0.06 per share. The investment was classified as a Level 1 financial instrument. We recorded a $240,000 decrease in fair value of investment securities within the statement of operations for the year ended December 31, 2021.

Accounts Receivable, net

Accounts receivable consists primarily of amounts due from government agencies and healthcare insurers. Unbilled accounts receivable relates to the delivery of our diagnostic testing services for which the related billings will occur in a future period, after a patient’s insurance information has been validated, and represent amounts we have an unconditional right to receive payment. Unbilled accounts receivable is classified as accounts receivable on the consolidated balance sheet. We carry our accounts receivable at the amount of consideration for which we expect to be entitled less allowances. When estimating the allowances for our diagnostics business, the Company pools its trade receivables based on the following payer types: healthcare insurers and government payers.  The Company principally estimates the allowance for credit losses by pool based on historical collection experience, current economic conditions, expectations of future economic conditions, other credits and the period of time that the receivables have been outstanding.  To the extent that any individual payers are identified that have deteriorated in credit quality, the Company removes the payers from their respective pools and establishes allowances based on the individual risk characteristics of such payers. On a periodic basis, we evaluate our receivables and establish an allowance, based on a history of past write-offs, government and healthcare insurer payment trends, collections, current credit conditions or generally accepted future trends.

Accounts are written off as uncollectible at the time we determine that collections are unlikely. Accounts receivable, net is comprised of the following (in thousands):

	December 31, 2021	December 31, 2020
Trade accounts receivable	$18,520	$1,975
Unbilled accounts receivable	23,089	1,215
	41,609	3,190
Less allowances	(3,901)	(35)
Total accounts receivable	$37,708	$3,155

For Fiscal 2021, we recorded $3.9 million to the allowance with a corresponding charge to net revenues and did not have any accounts written off or recoveries. For Fiscal 2020, we recorded $35,000 to the allowance with a corresponding charge to net revenues.

Inventory, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established.

At December 31, 2021 and 2020, the components of inventory are as follows (in thousands):

	December 31,	December 31,
	2021	2020
Diagnostic services testing material	$2,989	$1,028
Raw materials	1,514	1,550
Work in process	260	440
Finished goods	272	188
Inventory	$5,035	$3,206
Inventory valuation reserve	$(435)	$(167)
Inventory, net	$4,600	$3,039

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

Concentration of Financial Risks

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2021, our cash and cash equivalents and restricted cash balance was $8.7 million. Of the total bank balance, $1.0 million was covered by federal depository insurance and $7.7 million was uninsured at December 31, 2021.

Accounts receivable subject us to credit risk concentrations from time-to-time. We extend credit to our consumer healthcare product customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our diagnostic services receivable credit risk is based on payer reimbursement experience, which includes government agencies and healthcare insurers, the period the receivables have been outstanding and the historical collection rates. The collectability of the diagnostic services receivables is also directly linked to the quality of our billing processes, which depend on information provided and billing services of third parties. These credit concentrations impact our overall exposure to credit risk, which could be further affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of trade receivables and diagnostic test receivables. Additionally, the reimbursement receivables from the diagnostic service business are subject to billing errors and related disputes.

We also assess the financial condition of the debtor under our note receivable (see Note 14, Consulting Agreement and Secured Promissory Note Receivable and Consulting Agreement), balances due to us. As of December 31, 2021 and the financial statements reporting date, the Company did not expect full realization upon maturity.

In addition, see Note 14 - Significant Customers.

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

Operating lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected remaining lease term. Certain adjustments to the right-of-use asset may be required for items such as incentives received. The interest rate implicit in our leases is typically not readily determinable. As a result, we utilize our incremental borrowing rate, which reflects the fixed rate at which we could borrow on a collateralized basis the amount of the lease payments in the same currency, for a similar term and in a similar economic environment (see Note 12, Leases).

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the fiscal years ended December 31, 2021 and 2020, the Company did not have an impairment of the long-lived assets.

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

The carrying amounts of our financial assets and liabilities, such as cash, accounts receivable, accounts payable, and unsecured note payable, approximate their fair values because of the short-term nature of these instruments.

We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity securities change in fair value reported on the condensed consolidated statement of operations. The components of marketable securities are as follows (in thousands):

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$-	$667	$-	$667
Corporate obligations	-	8,112	-	8,112
Marketable equity securities	76	-	-	76
	$76	$8,779	$-	$8,855

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Marketable debt securities
U.S. government obligations	$-	$1,014	$-	$1,014
Corporate obligations	-	625	-	625
	$-	$1,639	$-	$1,639

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the Fiscal 2021 and 2020.

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

Contract with Customers and Performance Obligations

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. Before fiscal 2021, we had historically generated sales principally through two types of customers, contract manufacturing and retail customers for our consumer products. Sales from product shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. As of December 2020, we also began generating revenues through diagnostic services and in August 2021 we acquired a personal genomics business. Revenue from diagnostic services is recognized when the results are made available to the customer. Revenue from our personal genomics business is recognized when the genetic testing results are provided to the customer. For subscription services associated with our genomic testing, we recognize revenue ratably over the term of the subscription.

The Company’s performance obligation for contract manufacturing and retail customers is to provide the goods ordered by the customer. The Company has one performance obligation for its diagnostic services, which is to provide the results of the laboratory test to the customer. Our personal genomics business has separate performance obligations to provide initial testing and genome results and subscriptions services to our customers.

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

For our diagnostic services business, a revenue transaction is initiated when we receive a requisition order to perform a diagnostic test. The information provided on the requisition form is used to determine the party that will be billed for the testing performed and the expected reimbursement. We provide diagnostic services to a range of customers. In many cases, the customer that orders our services is not responsible for paying for these services. Depending on the billing arrangement and applicable law, the payer may be the patient or a third party, such as a health plan, Medicare or Medicaid program and other government reimbursement programs. We bill the providers at standard price and take into consideration negotiated discounts and anticipated reimbursement remittance adjustments based on the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that vary from the listed contract price.

For our personal genomics business, a revenue transaction is initiated by a DNA test kit sale direct to the consumer sales via our website or through online retailers. The kit sales and subscriptions are billed at a standard price and take into consideration any discounts when revenue is recorded.

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

For genomic services, we satisfy our product performance obligation at a point in time when the genetic testing results are provided to the customer. For subscriptions services associated with its genomic testing, we satisfy our performance obligation ratably over the subscription period. If the customer does not return the test kit, services cannot be completed by us, potentially resulting in unexercised rights (“breakage”) revenue, including lifetime subscription services. We estimate breakage for the portion of test kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer test kit return behavior. When breakage revenue is recognized on a kit, we recognize breakage on any associated subscription services ratably over the term of the subscription. The Company recognized breakage revenue from aggregate unreturned test kits and subscriptions of $0.4 million for the year ended December 31, 2021.

Contract Balances

As of December 31, 2021 and December 31, 2020, we have deferred revenue of $2.9 million and $0.3 million, respectively. Our new personal genomics business comprised $2.7 million of the deferred revenue as of December 31, 2021. The remainder of deferred revenue relates to research and development (“R&D”) stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.

The following table disaggregates our deferred revenue by recognition period (in thousands):

	As of December 31, 2021	As of December 31, 2020
Recognition Period
0-12 Months	$2,034	$169
13-24 Months	530	84
Over 24 Months	375	78
Total	$2,939	$331

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

The following table disaggregates the Company’s revenue by revenue source for Fiscal 2021 and 2020 (in thousands):

	For the years ended
Revenue by Customer Type	December 31, 2021	December 31, 2020
Diagnostic services	$68,559	$1,277
Contract manufacturing	5,786	12,252
Retail and others	2,454	985
Genomic products and services	2,243	-
Total revenue, net	$79,042	$14,514

Customer Consideration

The Company makes payments to certain diagnostic services customers for distinct services that approximate fair value for those services. Such services include specimen collection, the collection and delivery of insurance and patient information necessary for billing and collection, and logistics services. Consideration associated with specimen collection services is classified in cost of revenues and the remaining costs are classified as diagnostic expenses within operating expenses in the accompanying statement of operations.

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of general and administrative expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net revenue, and (iii) free product, which is accounted for as part of cost of revenues. Advertising and incentive promotion expenses incurred from continuing operations for Fiscal 2021 and 2020 were $361,000 and $766,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation – Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. We recognize all stock-based payments to employees and directors, including grants of stock options, as compensation expense in the financial statements based on their grant date fair values. The grant date fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period. We account for forfeitures as they occur.

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans (see Note 7). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted.

Research and Development

R&D costs are charged to operations in the period incurred, R&D costs incurred for Fiscal 2021 and 2020 were $520,000 and $633,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with the OTC health care products, dietary supplements and validation costs in association with the diagnostic services business.

Income Taxes

The Company accounts for income taxes in accordance with accounting guidance now codified as FASB ASC 740, “Income Taxes,” which requires that the Company recognize deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.

The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Such temporary differences result primarily from the differences in the carrying value of assets and liabilities. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be realized. The evaluation, as prescribed by ASC 740- 10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

The Company accounts for uncertainties in income taxes under the provisions of FASB ASC 740-10-05 (the “Subtopic”). The Subtopic clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. The Subtopic prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Subtopic provides guidance on the de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

As a result of our historical losses from continuing operations, we have recorded a full valuation allowance against a net deferred tax asset. Additionally, we have not recorded a liability for unrecognized tax benefit.

Recently Issued Accounting Standards, Adopted

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805)-Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in ASU No. 2021-08 address diversity and inconsistency related to the recognition and measurement of contract assets and contract liabilities acquired in a business combination. The amendments in ASU No. 2021-08 require that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers. Upon adoption, an acquirer should account for the related revenue contracts of the acquiree as if it has originated the contracts.

For public business entities, the amendments in ASU No. 2021-08 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments in ASU No. 2021-08 should be applied prospectively to business combinations occurring on or after the effective date of the amendments. Early adoption of the amendments is permitted. An entity that early adopts should apply the amendments (1) retrospectively to all business combinations for which the acquisition date occurs on or after the beginning of the fiscal year that includes the interim period of early application and (2) prospectively to all business combinations that occur on or after the date of initial application. The Company has early adopted ASU No. 2021-08 effective January 1, 2021.

The adoption of ASU No. 2021-08 resulted in adjustments to the fair values assigned to goodwill and deferred revenue assumed as of the acquisition dates of acquisitions occurring during the year ended December 31, 2021, and an increase in revenue for the year ended December 31, 2021, due to recognition of revenue earned during the period for deferred revenue contracts acquired in business combinations. The following tables present the material impacts of adopting ASU No. 2021-08 on the Company’s consolidated balance sheets as of December 31, 2021 (in thousands):

	As of December 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Assets
Goodwill	$4,458	$1,251	$5,709
Liabilities
Deferred Revenue	$2,655	$284	$2,939
Stockholders’ equity
Retained earnings	$1,675	$967	$2,642

The following tables present the material impacts of adoption of ASU No. 2021-08 on the Company’s consolidated statements of operations for the year ended December 31, 2021 (in thousands):

	Year ended December 31, 2021
	Excluding impacts of adoption of ASU 2021-08	Adjustment	Presentation with adoption of ASU 2021-08
Revenue	$78,075	$967	$79,042
Net income	$5,306	$967	$6,273
Comprehensive income	$5,142	$967	$6,109

The change in revenues from the ASU adoption did not cause a change in the DTA/DTL or tax expense accounts due to the full valuation allowance for federal tax purposes (any state impact was deemed immaterial). The only tax impact was due to the purchase accounting entry between goodwill and deferred revenue which resulted in a tax entry to goodwill and deferred taxes.

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. This standard became effective for the Company January 1, 2021. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Note 3 – Business Acquisitions

Nebula Acquisition

On August 10, 2021 (the “Effective Date”), the Company and its wholly owned subsidiary, ProPhase Precision, entered into and closed a Stock Purchase Agreement (the “Nebula Stock Purchase Agreement”) with Nebula, each of the stockholders of Nebula (the “Seller Parties”), and Kamal Obbad, as Seller Party Representative. Pursuant to the terms of the Nebula Stock Purchase Agreement, ProPhase Precision acquired all of the issued and outstanding shares of common stock of Nebula from the Seller Parties, for an aggregate purchase price of approximately $14.6 million, subject to post-closing adjustments (the “Nebula Acquisition”). A portion of the purchase price equal to $3.6 million was paid in shares of the Company’s common stock to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of the Company’s common stock in lieu of cash, which shares were valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement. A portion of the purchase price equal to $1,080,000 (the “Escrow Amount”) is being held in escrow by Citibank, N.A. (the “Escrow Agent”) until February 23, 2023 (“Escrow Termination Date”), pursuant to the terms and conditions of an escrow agreement entered into with the Escrow Agent, as security for the indemnification obligations of the Seller Parties. At the Escrow Termination Date, the remaining amount, if any, of the Escrow Amount, less any amount reasonably necessary to pay any claim with respect to which a notice of claim has been timely and properly given, will be delivered to the Seller Parties, as applicable.

In connection with the Nebula Acquisition, ProPhase Precision entered into an employment agreement with Kamal Obbad, the Chief Executive Officer of Nebula, on the Effective Date, pursuant to which Mr. Obbad serves as Senior Vice President, Director of Sales and Marketing of ProPhase Precision Medicine, Inc. As a condition to the employment agreement, Mr. Obbad was awarded a stock option to purchase 250,000 shares of Company common stock at an exercise price equal to $7.67 per share, the closing price of the Company common stock on the Effective Date. The award was issued as a material inducement to Mr. Obbad’s acceptance of employment with ProPhase Precision in accordance with Nasdaq Listing Rule 5635(c)(4) and was approved by the Company’s Compensation Committee (see Note 7, Stockholders’ Equity).

Based on the preliminary valuation, the total consideration of $12.7 million, which is net of $1.6 million in cash acquired and $0.3 million anticipated to be paid back to the Company from the Escrow Amount, has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Account	Amount
Short term investments	$1,800
Accounts receivable	222
Inventory	82
Prepaid and other current assets	379
Definite-lived intangible assets	10,990
Total assets acquired	13,473
Accounts payable	(805)
Accrued expenses and other current liabilities	(43)
Deferred revenue	(2,391)
Note payable	(81)
Deferred tax liability	(1,925)
Total liabilities assumed	(5,245)
Net identifiable assets acquired	8,228
Goodwill	4,446
Total consideration, net of cash acquired (1)	$12,674

(1)	Net of $1.6 million cash acquired and $0.3 million anticipated amounts due back to the Company from the escrow account.

The Company recorded measurement period adjustments during Fiscal 2021 to (a) increase deferred revenue and increase goodwill related to the adoption of ASU 2021-08, (b) increase inventory and increase accounts payable for additional accounts payable invoices that arose subsequent to the third quarter of 2021, (c) increase inventory and decrease goodwill for adjustments to the inventory valuation as of the acquisition date, (d) increase deferred tax liability and increase goodwill, and (e) decrease accounts receivable and increase goodwill to for adjustments to the accounts receivable valuation as of the acquisition date.

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

The intangible assets preliminarily identified in conjunction with the Nebula Acquisition are as follows (in thousands):

		Estimated Useful
	Gross Carrying Value	Life (in years)
Trade names	$5,550	15
Proprietary intellectual property	4,260	5
Customer relationships	1,180	1
Total	$10,990

The Company recognized $936,000 amortization expense on the above identified intangible assets during the year ended December 31, 2021.

Pro Forma Results

The following table summarizes, on a pro forma basis, the combined results of the Company as though the Nebula Acquisition had occurred as of January 1, 2020. These pro forma results are not necessarily indicative of the actual consolidated results had the acquisition occurred as of that date or of the future consolidated operating results for any period. Pro forma results are (in thousands):

	For the years ended
	December 31, 2021	December 31, 2020
Revenue, net	$81,164	$15,560
Net loss	$6,135	$(3,682)

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

Based on valuation, the total consideration of $2.5 million has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Account	Amount
Clinical lab material	$180
Lab equipment	112
Definite-lived intangible asset	1,307
Total assets acquired	1,599
Deferred tax liability	(362)
Total liabilities assumed	(362)
Net identifiable assets acquired	1,237
Goodwill	1,263
Total consideration	$2,500

The Company recorded a measurement period adjustment during Fiscal 2021 to increase deferred tax liability and increase goodwill.

Goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed in the amount of $901,000, which was primarily related to the acquisition of the assembled workforce. Other definite-lived intangible asset of approximate $1.3 million were related to the CLIA license, which was determined to have an estimated useful life of three years. The Company recognized $436,000 and $73,000 aggregate amortization expense during the years ended December 31, 2021 and 2020, respectively.

We have not presented unaudited pro forma combined results of operations as if CPM was acquired as of the beginning of fiscal year 2019 because CPM had no revenue and minimal expenses and, as such, would have been immaterial to our reported losses.

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

Changes in goodwill for Fiscal 2021 are as follows (in thousands):

Amount
Goodwill, beginning of Fiscal 2020	$-
Acquisition of CPM	901
Goodwill, beginning of Fiscal 2021	901
Adjustment for deferred tax liability	362
Acquisition of Nebula	4,446
Goodwill, end of Fiscal 2021	$5,709

Intangible Assets, Net

Intangible assets as of December 31, 2021 and 2020 consisted of the following (in thousands):

	December 31,	December 31,	Estimated Useful
	2021	2020	Life (in years)
Trade names	$5,550	$-	15
Proprietary intellectual property	4,260	-	5
Customer relationships	1,180	-	1
CLIA license	1,307	1,307	3
	12,297	1,307
Less: accumulated amortization	(1,445)	(73)
Total intangible assets, net	$10,852	$1,234

Amortization expense for acquired intangible assets was $1,372,000 and $73,000 during the years ended December 31, 2021 and 2020, respectively. The estimated future amortization expense of acquired intangible assets as of December 31, 2021 is as follows (in thousands):

Year ended December 31, 2022	$2,378
Year ended December 31, 2023	1,585
Year ended December 31, 2024	1,222
Year ended December 31, 2025	1,222
Year ended December 31, 2026	890
Thereafter	3,555
$10,852

Note 5 – Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	December 31,	December 31,
	2021	2020	Estimated Useful Life
Land	$352	$352
Building improvements	1,729	1,729	10-39 years
Machinery	4,740	4,441	3-7 years
Lab equipment	4,330	1,002	3-7 years
Computer equipment and software	1,211	881	3-5 years
Furniture and fixtures	468	194	5 years
	12,830	8,599
Less: accumulated depreciation	(6,883)	(5,021)
Total property, plant and equipment, net	$5,947	$3,578

Depreciation expense for Fiscal 2021 and 2020 were $1,862,000 and $375,000, respectively.

On July 10, 2020, we entered into an Agreement of Sale and Purchase (the “Sale Agreement”) with Lenape Valley Foundation (the “Purchaser”), pursuant to which we agreed to sell our then corporate headquarters land and building located in Doylestown, Pennsylvania to the Purchaser for $2.2 million.

On November 13, 2020, we closed on the sale of our former corporate headquarters and relocated our headquarters to Garden City, New York in January 2021. The total sales price of the property, which was paid in cash, was $2.2 million, less closing costs and related expenses of approximately $134,000. As a result of the sale, we recorded $1.9 million gain from the sale of the real estate for Fiscal 2020.

Note 6 -Unsecured Convertible Promissory Notes Payable

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors (collectively, the “Lenders”).

The September 2020 Notes are due and payable on September 15, 2023 and accrue interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Notes are repaid in full. We have the right to prepay the September 2020 Notes at any time after the 13-month anniversary of the closing date after providing written notice to the Lenders and may prepay the September 2020 Notes prior to such time with the consent of the Lenders. The Lenders have the right, at any time, and from time to time, on and after the 13-month anniversary of the closing date to convert up to an aggregate of $3.0 million of the September 2020 Notes into common stock of the Company at a conversion price of $3.00 per share. Repayment of the September 2020 Notes has been guaranteed by our wholly owned subsidiary, PMI.

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

For the year ended December 31, 2021 and 2020, we incurred $1,000,000 and $295,000, respectively, in interest expense under the September 2020 Notes.

Note 7 – Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2021, no shares of preferred stock have been issued. Our board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of preferred stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of preferred stock that we have authority to issue under our certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. We may, subject to any required stockholder approval amend from time to time our certificate of incorporation to increase the number of authorized shares of preferred stock or common stock or to make other changes or additions to our capital structure or the terms of our capital stock.

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

At-the-market Offering

On December 28, 2021, we entered into a Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which we may offer and sell, from time to time through the Sales Agent, shares (the “Shares”) of our common stock, par value $0.0005 per share (the “Common Stock”), having an aggregate offering price of up to $100,000,000, subject to the terms and conditions of the Sales Agreement. We are not obligated to make any sales of the Shares under the Sales Agreement.

The offering pursuant to the Sales Agreement will terminate upon the earlier of (i) the sale of all of the Shares subject to the Sales Agreement and (ii) termination of the Sales Agreement as permitted therein. We may terminate the Sales Agreement in its sole discretion at any time by giving three business days’ prior notice to the Sales Agent. The Sales Agent may terminate the Sales Agreement under the circumstances specified in the Sales Agreement and in its sole discretion at any time by giving three business days’ prior notice to us.

We will pay the Sales Agent a fixed commission rate of 2.0% of the aggregate gross proceeds from the sale of the Shares pursuant to the Sales Agreement and has agreed to provide the Sales Agent with customary indemnification and contribution rights. We also agreed to reimburse the actual out-of-pocket accountable expenses of the Sales Agent up to $60,000 (of which a $25,000 advance was paid on December 7, 2021), which amount will include the fees and expenses of legal counsel to the Sales Agent up to $50,000, and to pay the costs associated with bound volumes of the public offering materials as well as commemorative mementos and lucite tombstones, in an amount not to exceed $3,000.

Additionally, we will pay to H.C. Wainwright & Co. (“Wainwright”), a fee equal to 1.0% of the gross proceeds of the sales price of all the shares sold under the Sales Agreement, pursuant to a separate financial services agreement with Wainwright. Wainwright is not a sales agent under the Sales Agreement.

For the period from December 28, 2021, through December 31, 2021, we did not have any sales under the At-the-market Offering program.

Nebula Acquisition

As part of Nebula Acquisition (see Note 3, Business Acquisitions), a portion of the purchase price was paid in shares to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of the Company’s common stock in lieu of cash, which shares have been valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement.

The Company issued 483,685 shares of its common stock in in lieu of $3.6 million cash payment to Seller Parties and noteholders of Nebula.

Stock Repurchase Program

On September 8, 2021, the Company announced that its board of directors (the “Board”) had approved a new stock repurchase program. Under the stock repurchase program, the Company is authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with the Company’s working capital requirements and general business conditions. The Board will re-evaluate the program from time to time and may authorize adjustments to its terms.

We repurchased 166,824 shares during Fiscal 2021 pursuant to the stock repurchase program for an aggregate amount of $944,000, including commissions.

The 2010 Directors’ Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Directors’ Equity Compensation Plan (the “Amended 2010 Directors’ Plan”) at the 2021 Annual Meeting of Stockholders of the Company (the “2021 Annual Meeting”). The Amended 2010 Directors’ Plan authorizes the issuance of up to 775,000 shares of common stock.

During the year ended December 31, 2021, stock options to purchase an aggregate of 225,126 shares of our common stock were granted to our directors in lieu of director fees under the Amended 2010 Directors’ Plan with a strike price of $5.28 per share. During the year ended December 31, 2020, common stock and stock options to purchase an aggregate of 200,000 shares of common stock were granted to our directors under the Amended 2010 Directors’ Plan in lieu of director fees.

At December 31, 2021, there were 425,126 stock options outstanding and there were no shares of common stock available to be issued under the Amended 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Equity Compensation Plan (the “Amended 2010 Plan”) at the 2021 Annual Meeting. The Amended 2010 Plan authorizes the issuance of up to 4,900,000 shares of common stock.

During Fiscal 2021, 1,249,874 stock options were granted to our employees and non-employees under the 2010 Plan at an exercise price between $5.28 - $11.03, the closing price of the Company’s common stock on the date of grant, with 25% of the stock options vested on the grant date, and 75% vesting over a 3-year period in equal annually installments.

During Fiscal 2020, the Company granted 513,000 stock options at an exercise price of $2.64 - $8.82, the closing price of the Company’s common stock on the date of grant, to certain employees. The stock options will vest in four equal annual installments beginning on the date of grant. In addition, 510,000 options were granted during Fiscal 2020 in excess of the total amount allocated to the 2010 Plan. These options were excluded from the stock compensation expense calculation as the options required stockholder approval before we could recognize the compensation expense.

As of December 31, 2021, there were 2,034,874 stock options outstanding and 275,785 stock options available to be issued under the 2010 Plan. We will recognize an aggregate of approximately $1,895,820 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 5.9 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of non-statutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2,300,000 shares. At April 12, 2018, all 2,300,000 shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer and, to date, no stock options have been exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.

The 2018 Stock Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $1.50 to $1.20 per share, effective as of June 3, 2021, the date another $0.30 special cash dividend was paid to Company’s stockholders.

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

During the year ended December 31, 2021, we issued an inducement award to a non-employee to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $5.76, the closing price of the common stock on the date of grant. The award vests in four equal installments from the date of grant. The award expires on the seventh anniversary of the grant date.

The following table summarizes stock options activity during Fiscal 2021 and 2020 for the Amended 2010 Plan, the Amended 2010 Directors’ Plan, the 2018 Stock Plan and the Inducement Award (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2020	3,082	1.67	3.7	$1,085
Granted	713	4.58	7.0	-
Outstanding as of December 31, 2020	3,795	$2.21	3.4	$26,441
Granted	1,825	7.29	6.2	-
Forfeited	(505)	8.50	-	-
Expired	(5)	1.39
Outstanding as of December 31, 2021	5,110	$3.27	3.4	$20,820
Options vested and exercisable	3,994	$2.51	2.6	$19,218

The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2021 and 2020:

	For the years ended
	December 31,
	2021	2020
Exercise price	$7.29	$4.58
Expected term (years)	4.0	4.2
Expected stock price volatility	79%	52%
Risk-free rate of interest	0.8%	0%
Expected dividend yield (per share)	0%	0%

The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.

The fair value of the stock options at the time of the grant in Fiscal 2021 and 2020 was $6.1 million and $1.4 million, respectively. For Fiscal 2021 and 2020, we charged to operations approximately $2.9 million and $1.2 million, respectively, for share-based compensation expense for the aggregate fair value of the vested stock options earned. As of December 31, 2021, there were 5,085,000 stock options outstanding and 275,785 stock options available to be issued. We will recognize an aggregate of approximately $3,219,000 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3 years.

Stock Warrants

During Fiscal 2021, we issued warrants to purchase 275,000 shares of common stock in a registered direct offering and warrants to purchase 180,000 shares of common stock to the underwriters in a public offering.

During Fiscal 2021, we issued 5,986 shares of common stock through a cashless exercise of 50,000 common stock warrants.

During Fiscal 2020, 450,000 three-year warrants were issued to various consultants with vesting terms of one year or less and exercise prices of $3.00 to $5.00 per share.

The following table summarizes warrant activities during Fiscal 2021 and 2020 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2020	-	$-	-
Warrants granted	450	3.22	3.0
Outstanding as of December 31, 2020	450	$3.22	2.7
Warrants granted	455	12.83	3.0
Cashless exercise	(50)	5.00	-
Outstanding as of December 31, 2021	855	$8.23	1.9
Warrants vested and exercisable	855	$8.23	1.9

The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during Fiscal 2021 and Fiscal 2020:

	For the years ended
	December 31,
	2021	2020
Exercise price	$12.83	$3.22
Expected term (years)	3.0	2.0
Expected stock price volatility	81%	58%
Risk-free rate of interest	0.2%	0%
Expected dividend yield (per share)	0%	0%

As of December 31, 2021, there were 855,000 warrants outstanding and we recognized $253,000 and $178,000 of share-based compensation expense during Fiscal 2021 and 2020, respectively.

Note 8 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in Fiscal 2021 and 2020 were $112,000 and $71,000, respectively.

Note 9 – Income Taxes

The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	For the years ended
	December 31, 2021	December 31, 2020
Continuing Operations
Current
Federal	$-	$-
State	1,318	12
	$1,318	$12
Deferred
Federal	(1,511)	-
State	(775)	-
	$(2,286)	$-
Income taxes from continuing operations	$(968)	$12

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2021	2020
Statutory Rate - federal	$1,232	$(377)
State taxes, net of federal benefit	366	(31)
Permanent differences and other	227	159
Income taxes from continuing operations before valuation allowance	$1,825	$(249)
Change in valuation allowance	(2,793)	261
Income tax expense (benefit)	$(968)	$12
Total	$(968)	$12

The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	For the years ended
	December 31, 2021	December 31, 2020
Net operating loss and capital loss carryforward	$3,584	$5,020
Right of use asset	1,348	1,086
Other	2,531	370
Capital lease obligations	(1,348)	(1,086)
Depreciation	(948)	(419)
Amortization	(2,989)	-
Valuation allowance	(2,178)	(4,971)
Total	-	-

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

A valuation allowance for all of our net deferred tax assets has been provided as we are unable to determine, at this time, that the generation of future taxable income against which the net operating losses (“NOL”) carryforwards could be used is more likely than not. As a result of ongoing losses from continuing operations the Company has concluded that it is more likely than not that it will not realize all of its deferred tax assets relating to federal and state filing jurisdictions. As of December 31, 2021, there is a valuation allowance of $2.2 million. As of December 31, 2021, the Company has state NOL carryforwards of $1.14 million, which begin to expire in 2024 and federal NOL carryforwards of $2.42 million. Most of the federal NOL, generated prior to the 2017 legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”), was utilized in 2021 with the exception of $0.1 million, which may be carried forward for 20 years and begins to expire in 2026. The remaining amount of $2.3 million federal NOL generated in years 2018 and after may be carried forward indefinitely and its utilization is limited to 80% of taxable income for tax years post 2021. Some of the post 2017 NOL is attributable to 2021 Nebula acquisition, and it is Section 382 limited ($0.9 million NOL (Nebula carryforward) has an annual limitation of $0.3 million and the remaining post 2017 NOL of $1.4 million is not limited under Section 382).

We file a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.

Note 10 - Other Current Liabilities

The following table sets forth the components of other current liabilities at December 31, 2021 and 2020, respectively (in thousands):

	December 31,	December 31,
	2021	2020
Accrued diagnostic services commissions	$1,283	$461
Accrued payroll	514	464
Accrued expenses	300	304
Accrued returns	338	291
Accrued income tax payable	1,312	8
Accrued benefits and vacation	60	34
Total other current liabilities	$3,807	$1,562

Note 11 – Commitments and Contingencies

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

For Fiscal 2021, no income from discontinued operations was recorded. For Fiscal 2020, we incurred income of $201,000, which was recorded as income (loss) on sale of discontinued operations.

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

Manufacturing Agreement

The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2022. Thereafter, the Manufacturing Agreement may be renewed by Nurya for up to five successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term . The Company has received Nurya’s intent to renew the Manufacturing Agreement and the current termination date is March 29, 2023.

Future Obligations

We have estimated future minimum obligations for an executive’s employment agreement over the next five years as of December 31, 2021, as follows (in thousands):

Employment
Contracts
2022	$675
2023	675
2024	675
2025	675
2026	675
Total	$3,375

Litigation

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.

Note 12 – Leases

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

The NY Lease was effective as of December 8, 2020, and commenced in January 2021 (the “Commencement Date”) when the facility was made available to us by the landlord. The initial term of the NY Lease is 10 years and seven months (the “Initial Term”), unless sooner terminated as provided in the NY Lease. We may extend the term of the NY Lease for one additional option period of five years. We have the option to terminate the NY Lease on the sixth anniversary of the Commencement Date, provided that we give the landlord written notice not less than nine months and not more than 12 months in advance and that we pay the landlord a termination fee.

For the first year of the NY Lease, we will pay a base rent of $56,963 per month (subject to a seven-month abatement period), with a gradual rental rate increase of 2.75% for each 12-month period thereafter in lieu of paying its proportionate share of common area operating expenses, culminating in a monthly base rent of $74,716 during the final months of the Initial Term. In addition to the monthly base rent, we are responsible for its proportionate share of real estate tax escalations in accordance with the terms of the NY Lease.

We also have a right of first refusal to lease certain additional space located on the ground floor of the Building containing 4,500 square feet and 4,600 square feet, as more particularly described in the NY Lease. We also have a right of first offer to purchase the Building during the term of the NY Lease.

At December 31, 2021, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.9 million and right of use assets of approximately $4.4 million, which were included in the consolidated balance sheet.

The following summarizes quantitative information about our operating leases (in thousands):

	For the Years Ended
	December 31, 2021	December 31, 2020
Operating leases
Operating lease cost	$816	$11
Variable lease cost	$-	$1
Operating lease expense	816	12
Total rent expense	$816	$12

	For the Years Ended
	December 31, 2021	December 31, 2020
Operating cash flows used in operating leases	$(357)	$(11)
Right-of-use assets obtained in exchange for operating lease liabilities	$-	$4,740
Weighted-average remaining lease term – operating leases (in years)	9.4	10.3
Weighted-average discount rate – operating leases	10.00%	10.00%

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

Year Ended December 31, 2022	$774
Year Ended December 31, 2023	738
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Year Ended December 31, 2026	783
Thereafter	3,876
Total	7,686
Less present value discount	(2,825)
Operating lease liabilities	$4,861

Note 13 – Consulting Agreement and Secured Promissory Note Receivable

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

The entire remaining unpaid principal amount of the Secured Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Secured Note, will be due and payable, if not sooner paid, on September 30, 2022, or an earlier date as a result of a maturity, whether by acceleration or otherwise. The Secured Note may be prepaid in full or in part at any time without penalty or premium.

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

Total interest income recorded in the years ended December 31, 2021 and 2020, was $642,000 and $62,000, respectively.

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

Under the terms of the Termination Agreement, the Consultant will continue to sell and process its viral test by RT-PCR (together with other viral and other types of tests). Until the Secured Note is paid in full, each COVID-19 Test Kit sold or processed from and after January 14, 2021, and for which payment of at least the specified amount as defined for the test, is received by the Consultant, the Consultant will pay us a specified amount (the “Test Fee”). The total payments will not exceed the aggregate amounts due under the Secured Note and will be applied first to interest and other amounts due under the Secured Note and then to the then-current outstanding principal. Test Fees will be due and payable on the 10th business day after the end of each month commencing in February 2021, and until the Secured Note is paid in full. We received the first payment in the amount of $95,000 with respect to the Test Fees from January 15 through February 2021. On June 25, 2021, we were issued 1,260,619 shares of common stock of the Consultant with a fair value of $315,000 as an interest payment under the Secured Note in lieu of Test Fees from March through June 2021.

Effective September 1, 2021, in addition to the payment of the Test Fees described above, the Consultant also is also required to make payments to us in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding principal amount together with interest thereon and interest accruing on the Secured Note, in accordance with the Secured Note. Accordingly, effective September 1, 2021, the minimum number of monthly payments due and payable to us is equal to the amount required to amortize fully the outstanding principal amount of the Secured Note, together with interest over a period of 36 months with level monthly payments. From September 1, 2021 through December 31, 2021, the Company did not receive any payments from the Consultant for either principal or interest.

On October 11, 2021, the Company provided the Consultant with a Notice of Default and demanded the Secured Note be paid in full immediately. On January 25, 2022, the Company filed a complaint with the United States District Court for the District of Delaware for judgment against the Consultant for money damages consisting of principal, interest, default interest and other fees and costs. As a result, the Company considered that it is not probable that it will collect all amounts due under the Secured Note and reduced the carrying value of the Secured Note to $0 as of December 31, 2021 with a corresponding charge-off of $3.75 million during the year ended December 31, 2021 to bad debt expense, which is included in other income (loss) on the accompanying statements of operations.

October 2020 Promissory Note

On October 22, 2020, we entered into a promissory note with an unrelated third party pursuant to which we loaned $300,000 to such entity. The promissory note bears interest at a rate of 10% per annum and was repaid in the first quarter of Fiscal 2021.

Note 14 – Significant Customers Concentrations

Revenue for Fiscal 2021 and Fiscal 2020 was $79.0 million and $14.5 million, respectively. Three diagnostic services clients accounted for 23.5%, 17.9%, and 11.9%, respectively, of our net revenue for the year ended December 31, 2021. For Fiscal 2020, two third-party contract manufacturing customers accounted for 47.1% and 17.2%, respectively, of revenues from continuing operations. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition. Collections of diagnostic services revenues are driven by payers, which are government agencies (primarily HRSA), insurance providers, and client payers. In Fiscal 2021, requisitions from each payer group were 60%, 35%, and 5%, respectively.

We are subject to account receivable credit concentrations from time-to-time as a result of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact our overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to us. Four diagnostic services payers generated 43.0%, 11.6%, 10.7% and 10.7% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31, 2021. Three of our consumer products customers represented 36%, 20% and 13% of our total trade receivable balances at December 31, 2020.

Currently, we rely on a sole supplier to manufacture our saliva collection kits used by customers who purchase our personal genomics services. Change in the supplier or design of certain of the materials that we rely on, in particular the saliva collection kit, could result in a requirement for additional premarket review from the FDA before making such a change.

Note 15 – Segment Information

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

The following table is a summary of segment information for Fiscal 2021 and Fiscal 2020 (in thousands):

	For the years ended
	December 31, 2021	December 31, 2020
Net revenues
Diagnostic services	$68,559	$1,277
Consumer products	10,483	13,237
Consolidated net revenue	79,042	14,514
Cost of revenue
Diagnostic services	29,415	644
Consumer products	7,639	9,264
Consolidated cost of revenue	37,054	9,908
Depreciation and amortization expense
Diagnostic services	1,976	37
Consumer products	7	89
Total Depreciation and amortization expense	1,983	126
Operating and other expenses	34,700	6,818
Income (loss) from continuing operations, before income taxes
Diagnostic services	18,197	(270)
Consumer products	(1,714)	1,962
Unallocated corporate	(11,178)	(4,006)
Total income (loss) from continuing operations, before income taxes	5,305	(2,314)
Income tax benefit (expense)	968	(12)
Total income (loss) from continuing operations, after income taxes	6,273	(2,326)
Income from discontinued operations, before income taxes	-	201

Net income (loss)	$6,273	$(2,125)

The following table is a summary of segment information for Fiscal 2021 and Fiscal 2020 (in thousands):

	December 31,	December 31,
	2021	2020

ASSETS
Diagnostic services	$51,150	$13,410
Consumer products	24,139	6,261
Unallocated corporate	14,006	11,734
Total assets	$89,295	$31,405

Note 16 – Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise result in the issuance of common stock that shared in the earnings of the entity. Diluted EPS also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period, and the if-converted method for convertible debt.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the years ended
	December 31, 2021	December 31, 2020
Net income (loss) - basic	$6,273	$(2,125)
Interest on unsecured convertible promissory note	1,000	-
Net income (loss) - diluted	$7,273	$(2,125)
Weighted average shares outstanding - basic	15,172	11,595
Diluted shares- Stock Options	2,001	-
Diluted shares- Stock Warrants	220	-
Unsecured convertible promissory note	1,000	-
Weighted average shares outstanding - diluted	18,393	11,595

The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the years ended
Anti-dilutive securities	December 31, 2021	December 31, 2020
Common stock purchase warrants	455	450
Stock Options	828	3,795
Unsecured convertible promissory note	-	1,000
Anti-dilutive securities	1,283	5,245

Note 17 – Related Parties

Jason Karkus, Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, is the son of Ted Karkus, the Company’s Chairman and Chief Executive Officer. For Fiscal 2021, Mr. Karkus received an annual base salary of $204,000 and a bonus of $850,000. He also received stock options with a value of $468,000 that vest in four equal installments starting on the grant date. The compensation paid to Mr. Karkus was approved by the Company’s compensation committee.

Note 18 – Subsequent Events

Declaration of Cash Dividend

On February 14, 2022, the board of directors of the Company declared a special cash dividend of $0.30 per share on the Company’s common stock, paid on March 10, 2022, in the amount of $4.6 million to holders of record of the Company’s common stock on March 1, 2022.

Entry in a Material Definitive Agreement

On February 28, 2022, we entered into a letter agreement (the “Letter Agreement”) with Justin J. Leonard (the “Holder”) providing for the payoff of certain Unsecured Promissory Note and Guaranty in the principal amount of $2,000,000, dated as of September 15, 2020, by and between the Company and the Holder (the “Note”).

Pursuant to the terms of the Letter Agreement, (i) the Holder converted $600,000 of the principal amount due to him under the Note into 200,000 shares of common stock of the Company (the “Conversion Shares”) at a prices of $3.00 per share as provided for under the terms of the Note (the “Conversion”), (ii) the Company paid to the Holder $1,440,548 in cash, representing $1,400,000 of the remaining principal under the Note following the Conversion plus $40,548 in accrued and outstanding interest under the Note, and (iii) the Company repurchased the Conversion Shares at a price of $5.75 per share for an aggregate amount of $1,150,000 (for a total aggregate payment to the Holder of $2,590,548).

Government Agency Announcement

On March 15, 2022, HRSA, which constituted $42.0 million and 57.6%   of our fiscal 2021 diagnostic service revenue, announced that the uninsured program would stop accepting claims for payment of COVID-19 testing and treatments as of March 22, 2022. See Note 2, Business Risks and Uncertainties.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2021. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2021.

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

Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our principal executive officer and principal financial and accounting officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2021, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

The material weakness that was identified relates to the lack of appropriate standard operating procedures and billing system controls associated with the diagnostic billing and revenue process, as well as the lack of contemporaneous assessments and associated documentation of the reimbursement receivables leading to additional allowance requirements.

Management is committed to remediating the material weakness. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weakness, including further improvements in our processes, the current billing system and analyses that support the estimates associated with the allowances. Further, we expect to perform a comprehensive review of our billing standard operating procedures, training and resources in our billing and accounting functions.

We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2022.

Changes in Internal Control Over Financial Reporting

Except as described above in “Management’s Report on Internal Control Over Financial Reporting”, there was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2021 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

Item 9B.	Other Information

As previously reported in a Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2022, the board of directors of the Company declared a special cash dividend of $0.30 per share on the Company’s common stock, payable on March 10, 2022 to holders of record of the Company’s common stock on March 1, 2022.

On the same date, the Compensation Committee of the Board approved a proportionate adjustment to the stock option granted to Ted Karkus on February 23, 2018 (the “CEO Option”) as required under the Company’s 2018 Stock Incentive Plan (the “2018 Plan”) as a consequence of the special cash dividend. Accordingly, the exercise price of the CEO Option was reduced by $0.30 from $1.20 per share to $0.90 per share, effective as of March 10, 2022, the date the special cash dividend was paid to stockholders.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required under this item is incorporated by reference from the sections of the Company’s Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) titled “Proposal 1 – Election of Board of Directors,” “Executive Officers,” “Delinquent Section 16(a) Reports” “Governance Policies and Procedures – Code of Conduct,” “Corporate Governance – Committees of the Board of Directors – Audit Committee.”.The 2022 Proxy Statement will be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2021 and is hereby incorporated by reference

Item 11.	Executive Compensation

The information required under this item is incorporated by reference from the section of the 2022 Proxy Statement titled “Executive and Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under this item is incorporated by reference from the sections of the 2022 Proxy Statement titled “Equity Compensation Plan Information” and “Security Ownership.”

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required under this item is incorporated by reference from the sections of the 2022 Proxy Statement titled “Corporate Governance – Certain Relationships and Related Transactions,” and “Corporate Governance – Director Independence.”

Item 14.	Principal Accountant Fees and Services

The information required under this item is incorporated by reference from the section of the 2022 Proxy Statement titled “Audit and Non-Audit Fees.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

The following consolidated financial statements of ProPhase Labs, Inc., together with the report thereon of Friedman LLP, independent registered public accounting firms, are included in this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits

Exhibit	Description
2.1†+	Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and Prophase Labs, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).
3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 19, 2015).
3.2	Amended and Restated Bylaws of the Company (as of February 16, 2018) (incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2018).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).
4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 26, 2020).
10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors, dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 19, 2009).
10.2*	Amended and Restated 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 21, 2021).
10.3*	Amended and Restated 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on May 21, 2021).
10.4*	Form of Option Agreement pursuant to 2010 Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q (File No. 000-21617) filed on May 15, 2017).
10.5*	Form of Option Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).
10.6*	Form of Restricted Stock Award Agreement pursuant to 2010 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.6 of the Current Report on Form 8-K (File No. 000-21617) filed on May 10, 2010).
10.7*	Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on April 16, 2018).

10.8*	2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on April 16, 2018).
10.9*	Stock Option Agreement with Ted Karkus pursuant to the 2018 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-21617) filed on April 16, 2018).
10.10	Agreement of Sale and Purchase, dated July 10, 2020, by and between ProPhase Labs, Inc. and Lenape Valley Foundation (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 25, 2020).
10.11	Unsecured Convertible Promissory Note and Guaranty issued to JXVII Trust, dated September 15, 2020 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on September 18, 2020).
10.12	Unsecured Convertible Promissory Note and Guaranty issued Justin J. Leonard, dated September 15, 2020 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on September 18, 2020).
10.13	Amended and Restated Promissory Note and Security Agreement, dated September 25, 2020, by and between ProPhase Labs, Inc. and Predictive Labs, Inc. (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on September 30, 2020).
10.14	Stock Purchase Agreement, dated October 22, 2020, by and among Confucius Plaza Medical Laboratory Corp., Pride Diagnostics LLC, the Members of Pride Diagnostics LLC and ProPhase Diagnostics, Inc. (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on October 26, 2020).
10.15	Form of Securities Purchase Agreement dated January 5, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 7, 2021).
10.16	Form of Warrant (dated January 5, 2021) (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on January 7, 2021).
10.17	Amendment and Termination Agreement, dated and effective as of January 14, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 15, 2021).
10.18	Lease agreement by and among ProPhase Diagnostics, Inc., BRG Office L.L.C. and Unit 2 Associates L.L.C. for the corporate headquarters and diagnostic lab facility located at 711 Stewart Avenue, Garden City, NY 11530 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 31, 2021).
10.19	Stock Purchase Agreement by and among Nebula Genomics, Inc., the Seller Parties Named therein, Kammal Obbad in the capacity as Seller Party Representative, ProPhase Labs, Inc and ProPhase Precision Medicine, Inc., dated August 10, 2021 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 16, 2021).
10.20	Sales Agreement, dated December 28, 2021, between ProPhase Labs, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on December 29, 2021).
10.21	Letter Agreement, dated February 28, 2022, by and between ProPhase Labs, Inc. and Justin J. Leonard (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on March 2, 2022).
21.1	Subsidiaries of ProPhase Labs, Inc.
23.1	Consent of Friedman LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

40**	101 INS — Inline XBRL Instance Document
41**	101 SCH — Inline XBRL Taxonomy Extension Schema Document
42**	101 CAL — Inline XBRL Taxonomy Extension Calculation Linkbase Document
43**	101 DEF — Inline XBRL Taxonomy Extension Definition Linkbase Document
44**	101 LAB — Inline XBRL Taxonomy Extension Label Linkbase Document
45**	101 PRE — Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16.	Form 10-K Summary

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
Ted Karkus, Chairman of the Board, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 31, 2022
Ted Karkus	(Principal Executive Officer)

/s/ Monica Brady	Chief Financial Officer	March 31, 2022
Monica Brady	(Principal Financial Officer)

/s/ Jason Barr	Director	March 31, 2022
Jason Barr

/s/ Louis Gleckel	Director	March 31, 2022
Louis Gleckel

/s/ Warren Hirsch	Director	March 31, 2022
Warren Hirsch

