Form 10-Q
period 2022-03-31
ProPhase Labs, Inc.
filed 2022-05-13
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 13, 2022
Common Stock, $0.0005 par value	15,485,900

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$25,807	$8,408
Restricted cash	-	250
Marketable debt securities, available for sale	3,543	8,779
Marketable equity securities, at fair value	-	76
Accounts receivable, net	36,694	37,708
Inventory, net	4,680	4,600
Prepaid expenses and other current assets	1,831	1,496
Total current assets	72,555	61,317

Property, plant and equipment, net	6,440	5,947
Prepaid expenses, net of current portion	251	460
Right-of-use asset, net	4,319	4,402
Intangible assets, net	10,143	10,852
Goodwill	5,709	5,709
Other assets	248	608
TOTAL ASSETS	$99,665	$89,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$8,204	$7,026
Accrued diagnostic services	1,012	1,890
Accrued advertising and other allowances	95	104
Lease liabilities	654	663
Deferred revenue	2,246	2,034
Income tax payable	4,285	1,312
Other current liabilities	3,274	2,495
Total current liabilities	19,770	15,524

Non-current liabilities:
Deferred revenue, net of current portion	858	905
Deferred tax liability	443	-
Note payable	18	44
Unsecured convertible promissory notes, net	7,997	9,996
Lease liabilities, net of current portion	4,134	4,198
Total non-current liabilities	13,450	15,143
Total liabilities	33,220	30,667

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 50,000,000, $0.0005 par value, 15,485,900 and 15,485,900 shares outstanding, respectively	16	16
Additional paid-in capital	105,634	104,552
Retained earnings	10,490	2,642
Treasury stock, at cost, 17,018,846 and 16,818,846 shares, respectively	(49,557)	(48,407)
Accumulated other comprehensive loss	(138)	(175)
Total stockholders’ equity	66,445	58,628
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,665	$89,295

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Other Comprehensive Loss

(in thousands, except per share amounts)

(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Revenues, net	$47,531	$15,271
Cost of revenues	18,854	6,344
Gross profit	28,677	8,927

Operating expenses:
Diagnostic expenses	4,672	3,809
General and administration	7,824	3,782
Research and development	35	115
Total operating expenses	12,531	7,706
Income (loss) from operations	16,146	1,221

Interest income, net	73	87
Interest expense	(233)	(251)
Change in fair value of investment securities	(76)	-
Income from operations before income taxes	15,910	1,057
Income tax expense	(3,416)	-
Income from operations after income taxes	12,494	1,057
Net income	$12,494	$1,057

Other comprehensive loss:
Unrealized gain (loss) on marketable debt securities	37	(11)
Total comprehensive income	$12,531	$1,046

Earnings per share:
Basic	$0.81	$0.07
Diluted	$0.68	$0.06

Weighted average common shares outstanding:
Basic	15,486	14,563
Diluted	18,740	18,200

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance as of January 1, 2022	15,485,900	$16	$104,552	$2,642	$(175)	$(48,407)	$58,628
Issuance of common shares for debt conversion	200,000	-	600	-	-	-	600
Cash dividends	-	-	-	(4,646)	-	-	(4,646)
Repurchases of common shares	(200,000)	-	-	-	-	(1,150)	(1,150)
Unrealized loss on marketable debt securities	-	-	-	-	37	-	37
Stock-based compensation	-	-	482	-	-	-	482
Net income	-	-	-	12,494	-	-	12,494
Balance as of March 31, 2022	15,485,900	$16	$105,634	$10,490	$(138)	$(49,557)	$66,445

	Common Stock Shares Outstanding,	Par Value	Additional Paid in Capital	Accumulated Deficit	Accumulated Comprehensive Income (loss)	Treasury Stock	Total
Balance as of January 1, 2021	11,604,253	$14	$61,674	$(3,631)	$(11)	$(47,490)	$10,556
Issuance of common stock and warrants for cash from public offering, net of $2,365 offering cost	3,000,000	2	35,133	-	-	-	35,135
Issuance of common stock and warrants for cash from private offering	550,000	-	5,500	-	-	-	5,500
Unrealized loss on marketable debt securities	-	-	-	-	(11)	-	(11)
Stock-based compensation	-	-	428	-	-	-	428
Net income	-	-	-	1,057	-	-	1,057
Balance as of March 31, 2021	15,154,253	$16	$102,735	$(2,574)	$(22)	$(47,490)	$52,665

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the three months ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$12,494	$1,057
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	179	2
Depreciation and amortization	1,249	536
Amortization of debt discount	1	2
Amortization on right-of-use assets	83	85
Gain on sale of assets	(23)	-
Stock-based compensation expense	482	428
Change in fair value of investment securities	76	-
Accounts receivable allowances	(924)	-
Inventory valuation reserve	25	-
Changes in operating assets and liabilities:
Accounts receivable	1,938	(11,178)
Inventory	(105)	(12,987)
Prepaid and other assets	(126)	2,243
Other assets	360	(8)
Accounts payable and accrued expenses	1,178	4,009
Accrued diagnostic services	(878)	-
Deferred revenue	165	-
Deferred tax liability	443	-
Lease liabilities	(73)	101
Income tax payable	2,973	-
Other liabilities	770	7,818
Net cash provided by (used in) operating activities	20,287	(7,892)

Cash flows from investing activities
Issuance of secured promissory note receivable	-	(1,000)
Purchase of marketable securities	(206)	(2,005)
Proceeds from sale of marketable debt securities	5,300	100
Proceeds from dispositions of property and other assets	85	-
Capital expenditures	(1,095)	(3,927)
Net cash provided by (used in) investing activities	4,084	(6,832)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	-	35,135
Proceeds from issuance of common stock and warrants from private offering	-	5,500
Repayment of note payable	(1,426)	-
Repurchases of common shares	(1,150)	-
Payment of dividends	(4,646)	-
Net cash (used in) provided by financing activities	(7,222)	40,635

Increase in cash, cash equivalents and restricted cash	17,149	25,911
Cash, cash equivalents and restricted cash, at the beginning of the period	8,658	6,816
Cash, cash equivalents and restricted cash, at the end of the period	$25,807	$32,727

Supplemental disclosures:
Cash paid for income taxes	$-	$-
Interest payment on the promissory notes	$241	$250

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for debt conversion	$600	$-
Net unrealized gain (loss), investments in marketable debt securities	$37	$(11)

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Business

ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics database to be used for further research. In addition, we have deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We currently conduct our operations through two operating segments: diagnostic services and consumer products. Until late Fiscal 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and other Respiratory Pathogen Panel (RPP) molecular tests through our diagnostic services business, and in August 2021 we began offering personal genomics products and services.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its CLIA certified laboratories including state-of-the-art polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer rapid antigen and antibody/immunity testing for COVID-19. On October 23, 2020, we acquired Confucius Plaza Medical Laboratory Corp. (“CPM”), which included a non-operating but certified 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”) (see Note 3, Business Acquisitions). ProPhase Precision focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic testing can help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

We also develop and market dietary supplements under the TK Supplements® brand.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of operating results that may be achieved over the course of the full year.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Segments

In accordance with FASB ASC 280, “Segment Reporting” (“ASC 280”), the Company discloses financial and descriptive information about its reportable operating segments.

ASC 280 establishes standards for reporting information about operating segments in annual and interim financial statements and requires that companies report financial and descriptive information about their reportable segments based on a management approach. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. We maintain two operating segments: diagnostic services (which includes our COVID-19 and other diagnostic testing services) and consumer products (which includes our contract manufacturing, retail customers and personal genomics products and services) (see Note 15 Segment Information).

Business and Liquidity Risks and Uncertainties

We launched our diagnostic service business in December 2020 and expanded in January 2021 with the opening of our Garden City, New York CLIA accredited laboratory. Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists, the prices we are able to receive for performing our testing services, our ability to collect payment or reimbursement for our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

While our revenues increased significantly for the year ended December 31, 2021 and the first quarter of fiscal 2022 as a result of the launch of our diagnostic services business, we will continue to be dependent on both government agency and insurance company reimbursement as well as the prevalence of COVID-19 associated strains.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 69% and 57% of our diagnostic services revenue for the three months ended March 31, 2022 and 2021, respectively was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration (HRSA) program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program as of the financial statement issuance date. We continue to perform testing for uninsured persons and are incurring the accompanying costs. However, as a result of the suspension of the HRSA uninsured program, we did not recognize any revenue related to COVID-19 testing that we performed for uninsured individuals from March 23, 2022 through March 31, 2022. If funding for the HRSA program is reinstituted in the future, we will submit eligible claims for reimbursement to HRSA and record the associated revenues. If the HRSA program remains unfunded and we are unable to submit claims for reimbursement, there could be a material adverse effect on our business and financial condition.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

In addition, our diagnostic service business is subject to extensive federal, state, and local laws and regulations, all of which are subject to change, as well as laws and regulations governing the submission of claims for payment for our services, such as those relating to: coverage of our services under Medicare, Medicaid and other federal health care programs; the amounts that we may bill for our services; and the party to which we must submit claims. Also, reimbursement policies and requirements for some payers and procedures are ambiguous, which could lead to billing errors and related disputes. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will be successful in the future or that the revenue and operating profits from such business will increase or maintain their current level.

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

For the three months ended March 31, 2022, $20.3 million was provided by operating activities. The Company had cash, cash equivalents and marketable securities of $29.4 million as of March 31, 2022. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of the diagnostic business and the Company’s focus thus far on COVID-19 testing, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its diagnostic testing business beyond COVID-19 testing services.

The Company’s future capital needs and the adequacy of its available funds will depend on the Company’s ability to achieve sustained profitability from its diagnostic services, the Company’s ability to successfully diversify its diagnostic services revenue streams and the Company’s ability to market and grow its personal genomics business. The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough revenues. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition.

Use of Estimates

The preparation of condensed consolidated financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include revenue recognition and the impact of the variable consideration of diagnostic test reimbursement rates, the provision for uncollectible receivables and billing errors, allowances, slow moving and/or dated inventory and associated provisions, the potential impairment of long-lived assets, stock based compensation valuations, income tax asset valuations and assumptions related to accrued advertising.

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

Restricted Cash

Restricted cash as of December 31, 2021 includes approximately $250,000 held in escrow related to a potential purchase of an additional lab facility. The potential purchase was not consummated, and we are pursuing the return of the escrow, which is in dispute. As of March 31, 2022, we recognized an expense for this balance as the recovery of the funds was no longer considered probable.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Marketable Debt Securities

We have classified our investments in marketable debt securities as available-for-sale and as a current asset. Our investments in marketable debt securities are carried at fair value, with unrealized gains and as a separate component of stockholders’ equity. Realized gains and losses from our marketable debt securities are recorded as interest income (expense). These investments in marketable debt securities carry maturity dates between one and three years from date of purchase.

The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (in thousands) (see fair value of financial instruments):

	As of March 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$667	$123	$(44)	$746
Corporate obligations	2,839	-	(42)	2,797
	$3,506	$123	$(86)	$3,543

	As of December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$650	$17	$-	$667
Corporate obligations	8,304	-	(192)	8,112
	$8,954	$17	$(192)	$8,779

Marketable Equity Securities

Marketable equity securities are recorded at fair value in the consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the consolidated statements of income.

On June 25, 2021, we were issued 1,260,619 common shares (the “Investment Shares”) as an interest payment under our note receivable (see Note 13, Consulting Agreement and Secured Promissory Note Receivable) with a fair value of $315,000 at the time of issuance and a fair value of $76,000 at December 31, 2021. The investment was classified as a Level 1 financial instrument. We recorded a $76,000 decrease in fair value of investment securities within the statement of operations for the three months ended March 31, 2022.

Accounts Receivable, net

Accounts receivable consists primarily of amounts due from government agencies and healthcare insurers. Unbilled accounts receivable relates to the delivery of our diagnostic testing services for which the related billings will occur in a future period, after a patient’s insurance information has been validated, and represent amounts for which we have a right to receive payment. Unbilled accounts receivable is classified as accounts receivable on the consolidated balance sheet. We carry our accounts receivable at the amount of consideration for which we expect to be entitled less allowances. When estimating the allowances for our diagnostics business, the Company pools its receivables based on the following payer types: healthcare insurers and government payers. The Company principally estimates the allowances by pool based on historical collection experience, current economic conditions, government and healthcare insurer payment trends, and the period of time that the receivables have been outstanding. Should a payer’s reimbursement policy change or their credit quality deteriorate, the Company removes the payer from their respective pools and establishes allowances based on the individual risk characteristics of such payer.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts are written off as uncollectible at the time we determine that collections are unlikely. Accounts receivable, net is comprised of the following (in thousands):

	March 31, 2022	December 31, 2021
Trade accounts receivable	$24,727	$18,520
Unbilled accounts receivable	14,944	23,089
	39,671	41,609
Less allowances	(2,977)	(3,901)
Total accounts receivable	$36,694	$37,708

Inventory, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established.

At March 31, 2022 and December 31, 2021, the components of inventory are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Diagnostic services testing material	$3,103	$2,989
Raw materials	1,238	1,514
Work in process	476	260
Finished goods	322	272
Inventory	$5,139	$5,035
Inventory valuation reserve	(459)	(435)
Inventory, net	$4,680	$4,600

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

Concentration of Financial Risks

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.

We maintain cash and cash equivalents with certain major financial institutions. As of March 31, 2022, our cash and cash equivalents and restricted cash balance was $25.8 million. Of the total bank balance, $0.9 million was covered by federal depository insurance and $24.9 million was uninsured at March 31, 2022.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Accounts receivable subject us to credit risk concentrations from time-to-time. We extend credit to our consumer healthcare product customers based upon an evaluation of the customer’s financial condition and credit history and generally do not require collateral. Our diagnostic services receivable credit risk is based on payer reimbursement experience, which includes government agencies and healthcare insurers, the period the receivables have been outstanding and the historical collection rates. The collectability of the diagnostic services receivables is also directly linked to the quality of our billing processes, which depends on information provided to the payors and meeting their requirements for reimbursement.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the fair value of the consideration transferred over the fair value of the underlying identifiable assets and liabilities acquired in a business combination. Goodwill and intangible assets deemed to have an indefinite life are not amortized, but instead are assessed for impairment annually. Additionally, if an event or change in circumstances occurs that would more likely than not reduce the fair value of the reporting unit below its carrying value, we would evaluate goodwill at that time.

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

We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity securities change in fair value reported on the condensed consolidated statement of operations. The components of marketable securities are as follows (in thousands):

	As of March 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$-	$746	$-	$746
Corporate obligations	-	2,797	-	2,797
	$-	$3,543	$-	$3,543

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$-	$667	$-	$667
Corporate obligations	-	8,112	-	8,112
Marketable equity securities	76	-	-	76
	$76	$8,779	$-	$8,855

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three months ended March 31, 2022 and 2021.

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

Recognize Revenue When the Company Satisfies a Performance Obligation

Recognition for contract manufacturing and retail customers is satisfied at a point in time when the goods are shipped to the customer as (i) we have transferred control of the assets to the customers upon shipping, and (ii) the customer obtains title and assumes the risks and rewards of ownership after the goods are shipped.

For diagnostic services, recognition occurs at the point in time that the results are made available to the customer, which is when the customer benefits from the information contained in the results and obtains control.

For genomic services, we satisfy our product performance obligation at a point in time when the genetic testing results are provided to the customer. For subscriptions services associated with its genomic testing, we satisfy our performance obligation ratably over the subscription period. If the customer does not return the test kit, services cannot be completed by us, potentially resulting in unexercised rights (“breakage”) revenue, including lifetime subscription services. We estimate breakage for the portion of test kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer test kit return behavior. When breakage revenue is recognized on a kit, we recognize breakage on any associated subscription services ratably over the term of the subscription. The Company recognized breakage revenue from aggregate unreturned test kits and subscriptions of $0.4 million for the three months ended March 31, 2022.

Contract Balances

Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. As of March 31, 2022 and December 31, 2021, we have deferred revenue of $3.1 million and $2.9 million, respectively. Our new personal genomics business comprised $2.9 million of the deferred revenue as of March 31, 2022. The deferred revenue balance within the personal genomics business is comprised of kits to be sequenced and subscription services, which have an average life between 12 and 36 months. The remainder of deferred revenue relates to research and development (“R&D”) stability and release testing programs recognized as contract manufacturing revenue.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table disaggregates our deferred revenue by recognition period (in thousands):

	March 31,	December 31,
	2022	2021
Recognition Period
0-12 Months	$2,246	$2,034
13-24 Months	598	530
Over 24 Months	260	375
Total	$3,104	$2,939

Disaggregation of Revenue

We disaggregate revenue from contracts with customers into four categories: diagnostic services, contract manufacturing, retail and others, and genomic products and services. We determined that disaggregating revenue into these categories achieves the disclosure objective to depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The following table disaggregates the Company’s revenue by revenue source for the three months ended March 31, 2022 and 2021 (in thousands):

	For the three months ended
Revenue by Customer Type	March 31, 2022	March 31, 2021
Diagnostic services	$44,913	$12,738
Contract manufacturing	1,154	1,908
Retail and others	546	625
Genomic products and services	918	-
Total revenue, net	$47,531	$15,271

Customer Consideration

The Company makes payments to certain diagnostic services customers for distinct services that approximate the fair value for those services. Such services include specimen collection, the collection and delivery of insurance and patient information necessary for billing and collection, and logistics services. Consideration associated with specimen collection services is classified in cost of revenues and the remaining costs are classified as diagnostic expenses within operating expenses in the accompanying statement of operations.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of general and administrative expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net revenue, and (iii) free product, which is accounted for as part of cost of revenues. Advertising and incentive promotion expenses incurred for the three months ended March 31, 2022 and 2021 were $60,000 and $168,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with FASB ASC 718, “Compensation - Stock Compensation.” Under the fair value recognition provision of the ASC, stock-based compensation cost is estimated at the grant date based on the fair value of the award. The Company estimates the fair value of stock options and warrants granted using the Black-Scholes-Merton option pricing model and stock grants at their closing reported market value. We recognize all stock-based payments to employees and directors, including grants of stock options, as compensation expense in the condensed consolidated financial statements based on their grant date fair values. The grant date fair values of stock options are determined through the use of the Black-Scholes option pricing model. The compensation cost is recognized as an expense over the requisite service period of the award, which usually coincides with the vesting period. We account for forfeitures as they occur.

Stock and stock options to purchase our common stock have been granted to employees pursuant to the terms of certain agreements and stock option plans (see Note 7, Stockholders’ Equity). Stock options are exercisable during a period determined by us, but in no event later than seven years from the date granted.

Research and Development (“R&D”)

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended March 31, 2022 and 2021 were $35,000 and $115,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and validation costs in association with the diagnostic services business.

Income Taxes

The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Standards, Adopted

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Business Acquisition

Nebula Acquisition

On August 10, 2021 (the “Effective Date”), the Company and its wholly owned subsidiary, ProPhase Precision, entered into and closed a Stock Purchase Agreement (the “Nebula Stock Purchase Agreement”) with Nebula, each of the stockholders of Nebula (the “Seller Parties”), and Kamal Obbad, as Seller Party Representative. Pursuant to the terms of the Nebula Stock Purchase Agreement, ProPhase Precision acquired all of the issued and outstanding shares of common stock of Nebula from the Seller Parties, for an aggregate purchase price of approximately $14.3 million, subject to post-closing adjustments (the “Nebula Acquisition”). A portion of the purchase price equal to $3.6 million was paid in shares of the Company’s common stock to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of the Company’s common stock in lieu of cash, which shares were valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement. A portion of the purchase price equal to $1,080,000 (the “Escrow Amount”) is being held in escrow by Citibank, N.A. (the “Escrow Agent”) until February 23, 2023 (“Escrow Termination Date”), pursuant to the terms and conditions of an escrow agreement entered into with the Escrow Agent, as security for the indemnification obligations of the Seller Parties. At the Escrow Termination Date, the remaining amount, if any, of the Escrow Amount, less any amount reasonably necessary to pay any claim with respect to which a notice of claim has been timely and properly given, will be delivered to the Seller Parties, as applicable.

In connection with the Nebula Acquisition, ProPhase Precision entered into an employment agreement with Kamal Obbad, the Chief Executive Officer of Nebula, on the Effective Date, pursuant to which Mr. Obbad serves as Senior Vice President, Director of Sales and Marketing of ProPhase Precision. As a condition to the employment agreement, Mr. Obbad was awarded a stock option to purchase 250,000 shares of Company common stock at an exercise price equal to $7.67 per share, the closing price of the Company common stock on the Effective Date (see Note 7, Stockholders’ Equity).

Based on the valuation, the total consideration of $12.7 million, which is net of $1.6 million in cash acquired, has been allocated to assets acquired and liabilities assumed based on their respective fair values as follows (in thousands):

Account	Amount
Short term investments	$1,800
Accounts receivable	171
Inventory	133
Prepaid and other current assets	379
Definite-lived intangible assets	10,990
Total assets acquired	13,473
Accounts payable	(805)
Accrued expenses and other current liabilities	(43)
Deferred revenue	(2,391)
Note payable	(81)
Deferred tax liability	(1,925)
Total liabilities assumed	(5,245)
Net identifiable assets acquired	8,228
Goodwill	4,446
Total consideration, net of cash acquired (1)	$12,674

(1)	Net of $1.6 million cash acquired.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

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

The intangible assets identified in conjunction with the Nebula Acquisition are as follows (in thousands):

	Gross Carrying Value	Estimated Useful Life (in years)
Trade names	$5,550	15
Proprietary intellectual property	4,260	5
Customer relationships	1,180	1
Total	$10,990

Note 4 – Goodwill and Acquired Intangible Assets

Goodwill

There were no changes in goodwill for the three months ended March 31, 2022.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Intangible Assets, Net

Intangible assets as of March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31, 2022	December 31, 2021	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	4,260	4,260	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	12,297	12,297
Less: accumulated amortization	(2,154)	(1,445)
Total intangible assets, net	$10,143	$10,852

Amortization expense for acquired intangible assets was $709,000 and $109,000 during the three months ended March 31, 2022 and 2021, respectively. The estimated future amortization expense of acquired intangible assets as of March 31, 2022 is as follows (in thousands):

Remaining periods ended December 31, 2022	$1,669
Year ended December 31, 2023	1,585
Year ended December 31, 2024	1,222
Year ended December 31, 2025	1,222
Year ended December 31, 2026	890
Thereafter	3,555
$10,143

Note 5 - Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	March 31, 2022	December 31, 2021	Estimated Useful Life
Land	$352	$352
Building improvements	1,729	1,729	10-39 years
Machinery	4,740	4,740	3-7 years
Lab equipment	4,936	4,330	3-7 years
Computer equipment	1,589	1,211	3-5 years
Furniture and fixtures	468	468	5 years
	13,814	12,830
Less: accumulated depreciation	(7,374)	(6,883)
Total property, plant and equipment, net	$6,440	$5,947

Depreciation expense incurred for the three months ended March 31, 2022 and 2021 was $491,000 and $428,000, respectively.

Note 6 -Unsecured Convertible Promissory Notes Payable

On September 15, 2020, we issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors (collectively, the “Lenders”).

On February 28, 2022, we entered into a letter agreement (the “Letter Agreement”) with one of the Lenders providing for the payoff of its September 2020 Note in the principal amount of $2,000,000.

Pursuant to the terms of the Letter Agreement, (i) the Lender converted $600,000 of the principal amount due to him under his September 2020 Note into 200,000 shares of Company common stock (the “Conversion Shares”) at a price of $3.00 per share as provided for under the terms of the September 2020 Note (the “Conversion”), (ii) the Company paid to the Lender $1,440,548 in cash, representing $1,400,000 of the remaining principal under the September 2020 Note following the Conversion plus $40,548 in accrued and outstanding interest under the September 2020 Note, and (iii) the Company repurchased the Conversion Shares at a price of $5.75 per share for an aggregate amount of $1,150,000 (for a total aggregate payment to the Lender of $2,590,548).

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The September 2020 Note that remains outstanding as of March 31, 2022 is due and payable on September 15, 2023 and accrues interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Note is repaid in full. We have the right to prepay the outstanding September 2020 Note at any time after the 13-month anniversary of the initial issuance date after providing written notice to the Lender and may prepay the September 2020 Note prior to such time with the consent of the Lender. The Lender has the right, at any time, and from time to time, on and after the 13-month anniversary of the initial issuance date to convert up to an aggregate of $3.0 million of the September 2020 Note into common stock of the Company at a conversion price of $3.00 per share. Repayment of the September 2020 Note has been guaranteed by our wholly owned subsidiary, PMI.

The September 2020 Note contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the September 2020 Note may be accelerated. The September 2020 Note also contain certain restrictive covenants which, among other things, restrict our ability to create, incur, assume or permit to exist, directly or indirectly, any lien (other than certain permitted liens described in the September 2020 Note) securing any indebtedness of the Company, and prohibits us from distributing or reinvesting the proceeds from any divestment of assets (other than in the ordinary course) without the prior approval of the Lender.

For the three months ended March 31, 2022 and 2021, we incurred $233,000 and $251,000, respectively, in interest expense related to the September 2020 Notes.

Note 7 - Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2022 and December 31, 2021, no shares of preferred stock have been issued.

Common Stock Dividends

On February 14, 2022, the board of directors of the Company declared a special cash dividend of $0.30 per share on the Company’s common stock, paid on March 10, 2022, in the amount of $4.6 million to holders of record of the Company’s common stock on March 1, 2022.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Common Stock

Stock Repurchase Program

On September 8, 2021, the board of directors (the “Board”) approved a stock repurchase program under which the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period.

During the three months ended March 31, 2022, the Company did not make any common shares repurchase under the stock repurchase program. The stock repurchase program expired on March 30, 2022.

The 2010 Directors’ Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Directors’ Equity Compensation Plan (the “Amended 2010 Directors’ Plan”) at the 2021 Annual Meeting of Stockholders of the Company (the “2021 Annual Meeting”). The Amended 2010 Directors’ Plan authorizes the issuance of up to 775,000 shares of common stock.

At March 31, 2022, there were 425,126 stock options outstanding and there were no shares of common stock available to be issued under the Amended 2010 Directors’ Plan.

The 2010 Equity Compensation Plan

On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Equity Compensation Plan (the “Amended 2010 Plan”) at the 2021 Annual Meeting. The Amended 2010 Plan authorizes the issuance of up to 4,900,000 shares of common stock.

As of December 31, 2021 and March 31, 2022, there were 2,014,874 stock options outstanding and 295,785 stock options available to be issued under the 2010 Plan. We will recognize an aggregate of approximately $1,684,000 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.8 years.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of non-statutory stock options to eligible employees, directors and consultants. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2,300,000 shares. At April 12, 2018, all 2,300,000 shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer. To date, no stock options have been exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.

The 2018 Stock Plan requires certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the terms of the CEO Option, such that the exercise price of the CEO Option was reduced from $3.00 per share to $2.00 per share, effective as of September 5, 2018, the date the special $1.00 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $2.00 to $1.75 per share, effective as of January 24, 2019, the date the $0.25 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $1.75 to $1.50 per share, effective as of December 12, 2019, the date another $0.25 special cash dividend was paid to stockholders. The exercise price of the CEO Option was further reduced from $1.50 to $1.20 per share, effective as of June 3, 2021, the date another $0.30 special cash dividend was paid to Company’s stockholders. The exercise price of the CEO Option was further reduced from $1.20 to $0.90 per share, effective as of March 10, 2022, the date another $0.30 special cash dividend was paid to Company’s stockholders.

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

All inducement awards have been granted outside of the Company’s equity compensation plans.

The following table summarizes stock options activity during the three months ended March 31, 2022 for the Amended 2010 Plan, the Amended 2010 Directors’ Plan, the 2018 Stock Plan and the Inducement Awards (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2022	5,110	$3.27	3.4	$20,820
Forfeited	(20)	8.99	-	-
Outstanding as of March 31, 2022	5,090	$3.11	3.2	$20,767
Options vested and exercisable	4,069	$2.41	2.4	$19,398

As of March 31, 2022, there were 5,090,000 stock options outstanding and 295,785 stock options available to be issued. We will recognize an aggregate of approximately $2,746,000 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 2.8 years.

Stock Warrants

The following table summarizes warrant activity during the three months ended March 31, 2022 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2022	855	$8.23	1.9
Warrants granted	-	-	-
Outstanding as of March 31, 2022	855	$8.23	1.6
Warrants vested and exercisable	855	$8.23	1.6

We recognized $0 and $105,000 of share-based compensation expense during the three months ended March 31, 2022 and 2021, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 8 - Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three months ended March 31, 2022 and 2021 were $52,000 and $13,000, respectively.

Note 9 – Income Taxes

We recognize tax assets and liabilities for the future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2022 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2021. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of March 31, 2022 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.

The Company’s effective tax rate for the three months ended March 31, 2022 is 21.47% and it is primarily driven by federal tax at 21%, state taxes at 7.1%, and a decrease in the valuation allowance for federal and combined states jurisdictions. The total tax expense for the three months ended March 31, 2022 is $3.4 million and it mostly relates to current federal and combined state taxes.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 10 - Other Current Liabilities

The following table sets forth the components of other current liabilities at March 31, 2022 and December 31, 2021, respectively (in thousands):

	March 31,	December 31,
	2022	2021
Accrued commissions	$1,294	$1,283
Accrued payroll	50	514
Accrued expenses	356	300
Accrued returns	246	338
Accrued benefits and vacation	50	60
Accrued insurance reimbursement	1,278	-
Total other current liabilities	$3,274	$2,495

Note 11 - Commitments and Contingencies

Manufacturing Agreement

The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement will remain in effect until March 29, 2023. Thereafter, the Manufacturing Agreement may be renewed by Nurya for up to four successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.

Future Obligations

We have estimated future minimum obligations for an executive’s employment agreement over the next five years as of March 31, 2022, as follows (in thousands):

Employment Contracts
Remaining periods in 2022	$506
2023	675
2024	675
2025	675
2026	675
Total	$3,206

Litigation

In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 12 - Leases

On October 23, 2020, we completed the acquisition of CPM, which included the acquisition of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease is for a term of 24 months with a monthly base lease payment of $5,950.

On December 8, 2020, the Company entered into a Lease Agreement (the “NY Lease”) with BRG Office L.L.C. and Unit 2 Associates L.L.C. (the “Landlord”), pursuant to which the Company has agreed to lease certain premises located on the second floor (the “Leased Premises”) of 711 Stewart Avenue, Garden City, New York (the “Building”). The Leased Premises serve as the Company’s second location and corporate headquarters, offering a wide range of laboratory testing services for diagnosis, screening and evaluation of diseases, including COVID-19 and Respiratory Pathogen Panel Molecular tests.

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

At March 31, 2022, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.8 million and right of use assets of approximately $4.3 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended
	March 31, 2022	March 31, 2021
Operating leases
Operating lease cost	$204	$204
Operating lease expense	204	204
Total rent expense	$204	$204

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

Remaining Periods Ended December 31, 2022	$580
Year Ended December 31, 2023	738
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Year Ended December 31, 2026	783
Thereafter	3,876
Total	7,492
Less present value discount	(2,704)
Operating lease liabilities	$4,788

Note 13 - Consulting Agreement and Secured Promissory Note Receivable

Promissory Note and Security Agreement

On September 25, 2020 (the “Restatement Effective Date”), we entered into the Secured Note with a company consulting for us (“the Consultant”), pursuant to which we loaned $3.0 million to the Consultant (inclusive of $1.0 million in the aggregate previously loaned to the Consultant, as described below).

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

Commencing after September 1, 2021, in addition to payments of interest, the Consultant is also required to make payments on the principal amount of the loan equal to 1/36 of the then outstanding principal amount.

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

Amendment and Termination Agreement

On January 14, 2021, we entered into an Amendment and Termination Agreement (the “Termination Agreement”) with the Consultant pursuant to which the parties amended the Secured Note and terminated the former consulting agreement with the Consultant (the “Consulting Agreement”). Pursuant to the terms of the Termination Agreement, the Company loaned an additional $1 million to the Consultant in consideration for the termination of the Consulting Agreement and termination of the Company’s obligation to pay any additional consulting fees. As a result, the initial principal amount due under the Secured Note was increased from $2.75 million to $3.75 million plus all accrued and unpaid interest arising under the Secured Note through and including January 14, 2021.

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

Effective September 1, 2021, in addition to the payment of the Test Fees described above, the Consultant is also required to make payments to us in an amount equal to the greater of (x) the Test Fee, or (y) 1/36th of the then outstanding principal amount together with interest thereon. The Company did not receive any payments from the Consultant for either contractual principal or interest.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

On October 11, 2021, the Company provided the Consultant with a Notice of Default and demanded the Secured Note be paid in full immediately. On January 25, 2022, the Company filed a complaint with the United States District Court for the District of Delaware for judgment against the Consultant for money damages consisting of principal, interest, default interest and other fees and costs. As a result, the Company considered that it is not probable that it will collect all amounts due under the Secured Note and reduced the carrying value of the Secured Note to $0 as of December 31, 2021 with a corresponding charge-off of $3.75 million during the year ended December 31, 2021.

Note 14 - Significant Customer Concentrations

Revenue for the three months ended March 31, 2022 and 2021 was $47.5 million and $15.3 million, respectively. Three diagnostic services clients accounted for 36.7%, 21.4%, and 11.0% of our revenue for the three months ended March 31, 2022. Two diagnostic services clients accounted for 46.1% and 31.6% of our revenue for the three months ended March 31, 2021. No contract manufacturing customer’s accounted for a significant portion of our revenue for the three month ended March 31, 2022 or 2021. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Two diagnostic services payers comprised 33.6% and 26.5% of our total reimbursement receivable balances from government agencies and healthcare issuers at March 31, 2022. Four diagnostic services payers comprised 43.0%, 11.6%, 10.7% and 10.7% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31, 2021.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table is a summary of segment information for three months ended March 31, 2022 and 2021 (amounts in thousands):

	For the three months ended
	March 31, 2022	March 31, 2021
Net revenues
Diagnostic services	$44,913	$12,737
Consumer products	2,618	2,534
Consolidated net revenue	47,531	15,271
Cost of revenue
Diagnostic services	16,702	4,345
Consumer products	2,152	1,999
Consolidated cost of revenue	18,854	6,344
Depreciation and amortization expense
Diagnostic services	576	345
Consumer products	600	3
Total Depreciation and amortization expense	1,176	348
Operating and other expenses	11,591	7,522
Income (loss) from operations, before income taxes
Diagnostic services	20,026	2,839
Consumer products	(1,863)	(35)
Unallocated corporate	(2,253)	(1,747)
Total income from operations, before income taxes	15,910	1,057
Income tax expense	(3,416)	-
Total income from operations, after income taxes	12,494	1,057
Net income	$12,494	$1,057

The following table is a summary of segment information as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021

ASSETS
Diagnostic services	$51,823	$51,150
Consumer products	23,378	24,139
Unallocated corporate	24,464	14,006
Total assets	$99,665	$89,295

Note 16 - Earnings Per Share

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended
	March 31, 2022	March 31, 2021
Net income - basic	$12,494	$1,057
Interest on unsecured convertible promissory note	232	-
Net income - diluted	$12,726	$1,057

Weighted average shares outstanding - basic	15,486	14,563
Diluted shares- Stock Options	2,232	2,895
Diluted shares- Stock Warrants	222	284
Unsecured convertible promissory note	800	458
Weighted average shares outstanding - diluted	18,740	18,200

The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended
Anti-dilutive securities	March 31, 2022	March 31, 2021
Common stock purchase warrants	455	455
Stock Options	810	-
Anti-dilutive securities	1,265	455

Note 17 - Related Parties

Jason Karkus, Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, is the son of Ted Karkus, the Company’s Chairman and Chief Executive Officer. For the three months ended March 31, 2022 and 2021, Mr. Karkus received compensation of $55,000 and $30,000, respectively.

Note 18 – Subsequent Event

Appointment of Chief Financial Officer

On May 9, 2022, the Company announced that has appointed Bill White as Chief Financial Officer of the Company, effective May 23, 2022 (the “Effective Date”), replacing Monica Brady, who is currently serving as Chief Financial Officer of the Company. Ms. Brady will remain with the Company and continue to serve as the Company’s Chief Accounting Officer, and Chief Financial Officer of the Company’s wholly-owned subsidiary, ProPhase Diagnostics, as of the Effective Date.

As an inducement to his employment as Chief Financial Officer of the Company, the Compensation Committee granted Mr. White a stock option (the “Option Award”) to purchase up to 400,000 shares of the Company’s common stock. This award was made in accordance with the employment inducement award exemption provided by Nasdaq Rule 5635(c)(4) and was therefore not awarded under the Company’s stockholder approved equity plan. The option award will vest over a four year period, with 12.5% vesting every six months following the Effective Date, and contingent upon the commencement of his employment and continued service through each vesting date. The options have an exercise price of $6.74 per share, the closing price of the Company’s common stock on May 9, 2022, and will be exercisable for a period of seven years.

Announcement of Cash Dividend

On May 9, 2022, the board of directors of the Company declared a special cash dividend of $0.30 per share for stockholders of record as of May 25, 2022, which will approximate $4.6 million. On the same date, the Compensation Committee of the board of directors approved an adjustment to the stock option granted to Mr. Karkus on February 23, 2018 (the “CEO Option”), as required under the Company’s 2018 Stock Plan, as a consequence of the special cash dividend. The board of directors has adjusted the terms of the CEO Option, such that the exercise price of the CEO Option will be reduced from $0.90 per share to $0.60 per share, effective as of June 3, 2022, the date the special cash dividend is to be paid.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022 (the “2021 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.

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

Such risks and uncertainties include, but are not limited to:

●	Our ability to generate revenue and sufficient profits from Respiratory Pathogen Panel (“RPP”) Molecular tests if and when demand for COVID-19 testing decreases or becomes no longer necessary;

●	Our ability to collect payment for the tests we deliver;

●	Our ability to manage our growth successfully;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our dependence on our largest diagnostic services customers;

●	Our ability to successfully offer, perform and generate revenues from our personal genomics businesses;

●	Our ability to secure additional capital, when needed to support our diagnostic services business, personal genomics business, manufacturing business and product development and commercialization programs;

●	Potential disruptions to our supply chain or increases to the price of or adulteration of key raw materials or supplies;

●	Potential disruptions in our ability to manufacture our products and those of others;

●	Seasonal fluctuations in demand for the products and services we provide;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to attract, retain and motivate our key employees;

●	Our ability to protect our proprietary rights;

●	Our ability to comply with regulatory requirements applicable to our businesses;

●	The complexity of billing for, and collecting revenue for, testing services;

●	Our dependence on third parties to provide services critical to our lab diagnostic services business;

●	General economic conditions, including as a result of the ongoing COVID-19 pandemic and the war in Ukraine; and

●	Our ability to remediate the material weakness in our internal controls over financial reporting and prevent other material weaknesses.

Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2021 Annual Report, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

General

We are a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics data base to be used for further research. In addition, we have deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and other RPP Molecular tests through our diagnostic service business, and in August 2021 we began offering personal genomics products and services.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its CLIA certified laboratories including state-of-the-art polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer best-in-class rapid antigen and antibody/immunity testing for COVID-19. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine. We offer whole genome sequencing and related services through this new subsidiary. ProPhase Precision Medicine, Inc. focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic testing can help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our diagnostic service business is and will continue to be influenced by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists, the price we are able to receive for performing our testing services, our ability to collect payment or reimbursement for our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

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

While our revenues have increased significantly as a result of our diagnostic services business, we will continue to be dependent on both government agency and insurance company reimbursement as well as the prevalence of COVID-19 associated strains. There can be no assurance that our efforts to offer and perform COVID-19 or other diagnostic testing will continue to be successful and the revenue and operating profits from such business will increase from or maintain their current level.

Results of Operations

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

For the three months ended March 31, 2022, net revenue was $47.5 million as compared to $15.3 million for the three months ended March 31, 2021. The increase in net revenue was the result of a $32.2 million increase in net revenue from diagnostic services and an immaterial increase in consumer products. The increase in net revenue for diagnostic services was due to increased COVID-19 testing volumes performed as a result of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume increased from 113,000 tests in the first quarter of 2021 to 377,000 tests in the first quarter of 2022, of which 60.3% and 69.0% were reimbursed by the HRSA uninsured program, respectively. The average variable consideration received was $120.14 per adjudicated test in the first quarter of 2022 versus $139.04 per adjudicated test in the first quarter of 2021. See “HRSA Funding” section in the Liquidity and Capital Resources management disclosures below for additional information.

Cost of revenues for the three months ended March 31, 2022 were $18.9 million, comprised of $16.7 million for diagnostic services and $2.2 million for consumer products. Cost of revenues for the three months ended March 31, 2021 were $6.3 million, comprised of $4.3 million for diagnostic services and $2.0 million for consumer products.

We realized a gross profit of $28.7 million for the three months ended March 31, 2022 as compared to $8.9 million for the three months ended March 31, 2021. The increase of $19.8 million was comprised of an increase of $19.8 million from diagnostic services offset by an immaterial decrease in consumer products. For the three months ended March 31, 2022 and 2021 we realized an overall gross margin of 60.3% and 58.5%, respectively. Gross margin for diagnostic services was 62.8% and 65.9% in the 2022 and 2021 comparable periods, respectively. The decrease in gross margin was principally due to increased sample collection costs and additional costs for HRSA-related testing for which revenue could not be recognized, partially offset by a decrease in cost of test materials. Gross margin for consumer products was 17.8% and 21.1% in the 2022 and 2021 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Diagnostic services costs for the three months ended March 31, 2022 were $4.7 million compared to $3.8 million for the three months ended March 31, 2021. The increase of $0.9 million was due to increased COVID-19 testing volumes performed as a result of the Omicron variant, which emerged in early 2022, partially offset by a greater proportion of costs allocated to cost of revenues as a result of the nature of agreements with network providers.

General and administration expenses for the three months ended March 31, 2022 were $7.8 million as compared to $3.8 million for the three months ended March 31, 2021. The increase of $4.0 million in general and administration expenses was principally related to an increase in personnel expenses and professional fees associated with our diagnostic services business.

Research and development costs for the three months ended March 31, 2022 were $35,000 as compared to $115,000 for the three months ended March 31, 2021. The decrease in research and development costs for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was principally due to a decrease in personnel expenses associated with our diagnostics services business.

Interest and other income for the three months ended March 31, 2022 and 2021 was $73,000 and $87,000, respectively. The decrease in interest income for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was principally due to the higher account balance of our investment account that bears interest.

Interest expense for the three months ended March 31, 2022 was $233,000 compared to $251,000 for the three months ended March 31, 2021. The decrease in interest expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was principally due to the repayment during the three months ended March 31, 2022 of one of the two September 2020 unsecured convertible notes payable that accrued interest at a rate of 10% per year.

As a result of the effects described above, net income from operations for the three months ended March 31, 2022 was $12.5 million, or $0.81 per share, as compared to $1.1 million, or $0.07 per share, for the three months ended March 31, 2021. Diluted earnings per share for the three months ended March 31, 2022 and 2021 were $0.68 and $0.06, respectively.

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

	For the three months ended
	March 31, 2022	March 31, 2021
GAAP net income (1)	$12,494	$1,057
Interest, net	160	164
Depreciation and amortization	1,250	457
EBITDA	13,904	1,678
Share-based compensation expense	482	428
Non-cash rent expense (2)	10	186
Bad debt expense (3)	250	-
Adjusted EBITDA	$14,646	$2,292

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

(2) The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(3) Full allowance reserved related to restricted cash.

Liquidity and Capital Resources

Our aggregate cash, cash equivalents and restricted cash as of March 31, 2022 were $25.8 million as compared to $8.7 million at December 31, 2021. Our working capital was $52.8 million and $45.8 million as of March 31, 2022 and December 31, 2021, respectively. The increase of $17.1 million in our cash, cash equivalents and restricted cash for the three months ended March 31, 2022 was principally due to our proceeds from the sale of marketable debt securities of $5.3 million and $20.3 million cash provided by operating activities, offset by (i) purchases of marketable securities of $0.3 million, (ii) cash dividend payments of $4.6 million, (iii) repayment of note payable of $1.4 million, (iv) repurchase of common shares for $1.2 million, and (v) capital expenditures of $1.1 million.

To date the principal sources of capital to fund our operations have been from diagnostic services, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of the diagnostic business and the Company’s focus thus far on COVID-19 testing, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its diagnostic testing business beyond COVID-19 testing services. See “HRSA Funding” below.

COVID-19

The COVID-19 pandemic has not had a material adverse impact on our business to date. We experienced higher than normal net revenue for the year ended December 31, 2021 and three months ended March 31, 2022, primarily as a result of revenue from our diagnostic services business, which offers COVID-19 testing. There can be no assurance that demand for our COVID-19 testing services will continue to exist in the future due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. If there is no demand for our COVID-19 testing services, and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially adversely affected.

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

HRSA Funding

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 69% and 57% of our diagnostic services revenue for the three months ended March 31, 2022 and 2021, respectively was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform testing for uninsured persons and are incurring the accompanying costs. However, as a result of the suspension of the HRSA uninsured program, we did not recognize $4.3 million in revenues related to COVID-19 testing that we performed for uninsured individuals from March 23, 2022 through March 31, 2022. If funding for the HRSA program is reinstituted, we will submit eligible claims for reimbursement to HRSA and record the associated revenues. If the HRSA program remains unfunded and we are unable to submit claims for reimbursement, there could be a material adverse effect on our business and financial condition.

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

We will pay the Sales Agent a fixed commission rate of 2.0% of the aggregate gross proceeds from the sale of any shares pursuant to the Sales Agreement and have agreed to provide the Sales Agent with customary indemnification and contribution rights. We also agreed to reimburse the actual out-of-pocket accountable expenses of the Sales Agent up to $60,000 (of which a $25,000 advance was paid on December 7, 2021).

Additionally, we will pay to H.C. Wainwright & Co. (“Wainwright”), a fee equal to 1.0% of the gross proceeds of the sales price of all the shares sold under the Sales Agreement, pursuant to a separate financial services agreement with Wainwright. Wainwright is not a sales agent under the Sales Agreement.

As of March 31, 2022, we have not sold any shares under the Sales Agreement.

Impact of Inflation

We are subject to normal inflationary trends and anticipate that any increased costs for our contract manufacturing and retail operations would be passed on to our customers; however, any increased costs related to diagnostic services would be absorbed by the Company. Inflation has not had a material effect on our business.

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 of the Notes to Condensed Consolidated Financial Statements included under Item 8 of this Part II. However, certain accounting policies are deemed “critical”, as they require management’s highest degree of judgment, estimates and assumptions. These accounting policies, estimates and disclosures have been discussed with the Audit Committee of our Board of Directors. A discussion of our critical accounting policies and estimates, the judgments and uncertainties affecting their application and the likelihood that materially different amounts would be reported under different conditions or using different assumptions are as follows:

Use of Estimates

The preparation of condensed consolidated financial statements and the accompanying notes thereto, in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include revenue recognition and the estimation of the variable consideration associated with the diagnostic reimbursement rates, the provision for bad debt and billing discrepancies, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of goodwill, intangibles and property and equipment, income tax valuations and assumptions related to accrued advertising. The estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the condensed consolidated financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.

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

Recently Adopted Accounting Standards

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The adoption of ASU 2020-06 did not have a material impact on our condensed consolidated financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 did not have a material impact on our condensed consolidated financial statements or disclosures.

Recently Issued Accounting Standards, Not Yet Adopted

In September 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326). The ASU sets forth a “current expected credit loss” (CECL) model which requires the Company to measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions, and reasonable supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for us for interim and annual periods in fiscal years beginning after December 15, 2022. We are currently assessing the impact of the adoption of this ASU on our financial statements.

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

Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2021.

Item 4. Controls and Procedures.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2022. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022.

Material Weakness

In connection with our 2021 Annual Report, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that the Company’s internal controls over financial reporting were not effective as of March 31, 2022, as a material weakness exists. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

Except as described above, no change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings.

From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of business. We are not presently a party to any material litigation.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our ability to achieve or sustain profitability depends on our collection of payment for the tests we deliver, which we may not be able to do successfully.

Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 60 and 57% of our diagnostic services revenue for the three months ended March 31, 2022 and 2021, respectively was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administrations (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to the lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform testing for uninsured persons and are incurring the accompanying costs. However, as a result of the suspension of the HRSA uninsured program, we did not recognize $4.3 million of revenues related to COVID-19 testing which was performed for uninsured individuals from March 23, 2022 through March 31, 2022. If funding for the HRSA program is reinstituted, we will submit eligible claims for reimbursement to HRSA and record the associated revenues. If the HRSA program remains unfunded and we are unable to submit claims for reimbursement, there could be a material adverse effect on our business and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 13, 2022
	By:	/s/ Monica Brady
Monica Brady
Chief Financial Officer (Principal Financial Officer)
Date: May 13, 2022

