Form 10-Q
period 2022-09-30
ProPhase Labs, Inc.
filed 2022-11-10
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 10, 2022
Common Stock, $0.0005 par value	16,277,764

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	September 30 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,799	$8,408
Restricted cash	-	250
Marketable debt securities, available for sale	3,678	8,779
Marketable equity securities, at fair value	-	76
Accounts receivable, net	37,832	37,708
Inventory, net	4,912	4,600
Prepaid expenses and other current assets	1,105	1,496
Total current assets	70,326	61,317

Property, plant and equipment, net	6,063	5,947
Prepaid expenses, net of current portion	121	460
Operating lease right-of-use asset, net	4,148	4,402
Intangible assets, net	8,889	10,852
Goodwill	5,709	5,709
Deferred tax asset	1,339	-
Other assets	1,282	608
TOTAL ASSETS	$97,877	$89,295

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,545	$7,026
Accrued diagnostic services	274	1,890
Accrued advertising and other allowances	79	104
Operating lease liabilities	301	663
Deferred revenue	2,958	2,034
Income tax payable	8,341	1,312
Other current liabilities	3,195	2,495
Total current liabilities	16,693	15,524

Non-current liabilities:
Deferred revenue, net of current portion	927	905
Note payable	-	44
Unsecured convertible promissory notes, net	7,999	9,996
Operating lease liabilities, net of current portion	4,337	4,198
Total non-current liabilities	13,263	15,143
Total liabilities	29,956	30,667

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	-	-
Common stock authorized 50,000,000, $0.0005 par value, 16,026,164 and 15,485,900 shares outstanding, respectively	17	16
Additional paid-in capital	108,131	104,552
Retained earnings	14,198	2,642
Treasury stock, at cost, 17,711,582 and 16,818,846 shares, respectively	(54,138)	(48,407)
Accumulated other comprehensive loss	(287)	(175)
Total stockholders’ equity	67,921	58,628
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$97,877	$89,295

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues, net	$24,200	$9,472	$100,824	$33,885
Cost of revenues	12,227	5,495	41,453	16,515
Gross profit	11,973	3,977	59,371	17,370

Operating expenses:
Diagnostic expenses	2,398	1,478	8,869	6,117
General and administration	7,512	5,938	21,643	14,713
Research and development	110	208	174	416
Total operating expenses	10,020	7,624	30,686	21,246
Income (loss) from operations	1,953	(3,647)	28,685	(3,876)

Interest income, net	25	230	123	531
Interest expense	(201)	(296)	(635)	(870)
Change in fair value of investment securities	-	(265)	(76)	(101)
Income (loss) from operations before income taxes	1,777	(3,978)	28,097	(4,316)
Income tax expense	(809)	-	(7,190)	-
Income (loss) from operations after income taxes	968	(3,978)	20,907	(4,316)
Net income (loss)	$968	$(3,978)	$20,907	$(4,316)

Other comprehensive loss:
Unrealized loss on marketable debt securities	(51)	(33)	(112)	(111)
Total comprehensive income	$917	$(4,011)	$20,795	$(4,427)

Earnings (loss) per share:
Basic	$0.06	$(0.26)	$1.33	$(0.29)
Diluted	$0.06	$(0.26)	$1.10	$(0.29)

Weighted average common shares outstanding:
Basic	15,898	15,439	15,712	15,055
Diluted	20,248	15,439	19,504	15,055

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Three Months Ended September 30, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2022	15,722,827	$16	$106,162	$13,230	$(51,015)	$(236)	$68,157
Repurchase of common shares	(5,048)	1	-	-	(51)	-	(50)
Unrealized loss on marketable debt securities, net of realized loss of $7, net of taxes	-	-	-	-	-	(51)	(51)
Issuance of common stock upon stock options cashless exercise	308,385	-	-	-	-	-	-
Treasury shares repurchased to satisfy tax withholding obligations	-	-	-	-	(3,072)	-	(3,072)
Stock-based compensation	-	-	1,969	-	-	-	1,969
Net income	-	-	-	968	-	-	968
Balance as of September 30, 2022	16,026,164	$17	$108,131	$14,198	$(54,138)	$(287)	$67,921

	For the Three Months Ended September 30, 2021
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2021	15,154,253	$16	$99,265	$(3,969)	$(47,490)	$(89)	$47,733
Issuance of common shares related to business acquisition	483,685	-	3,608	-	-	-	3,608
Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	-	(33)	(33)
Cashless warrants exercise	5,986
Stock-based compensation	8,800	-	934	-	-	-	934
Net loss	-	-	-	(3,978)	-	-	(3,978)
Balance as of September 30, 2021	15,652,724	$16	$103,807	$(7,947)	$(47,490)	$(122)	$48,264

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	For the Nine Months Ended September 30, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022	15,485,900	$16	$104,552	$2,642	$(48,407)	$(175)	$58,628
Issuance of common shares for debt conversion	200,000	-	600	-	-	-	600
Cash dividends	-	-	-	(9,351)	-	-	(9,351)
Repurchases of common shares	(205,048)	1	-	-	(1,200)	-	(1,199)
Issuance of common stock upon stock options cashless exercise	545,312	-	-	-	-	-	-
Treasury shares repurchased to satisfy tax withholding obligations	-	-	-	-	(4,531)	-	(4,531)
Unrealized loss on marketable debt securities, net of realized loss of $186, net of taxes	-	-	-	-	-	(112)	(112)
Stock-based compensation	-	-	2,979	-	-	-	2,979
Net income	-	-	-	20,907	-	-	20,907
Balance as of September 30, 2022	16,026,164	$17	$108,131	$14,198	$(54,138)	$(287)	$67,921

	For the Nine Months Ended September 30, 2021
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2021	11,604,253	$14	$61,674	$(3,631)	$(47,490)	$(11)	$10,556
Issuance of common stock and warrants for cash from public offering, net of $2,365 offering cost	3,000,000	2	35,133	-	-	-	35,135
Issuance of common stock and warrants for cash from private offering	550,000	-	5,500	-	-	-	5,500
Issuance of common shares related to business acquisition	483,685	-	3,608	-	-	-	3,608
Cash dividends	-	-	(4,546)	-	-	-	(4,546)
Unrealized loss on marketable debt securities, net of taxes	-	-	-	-	-	(111)	(111)
Cashless warrants exercise	5,986	-	-	-	-	-	-
Stock-based compensation	8,800	-	2,438	-	-	-	2,438
Net loss	-	-	-	(4,316)	-	-	(4,316)
Balance as of September 30, 2021	15,652,724	$16	$103,807	$(7,947)	$(47,490)	$(122)	$48,264

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	For the nine months ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income (loss)	$20,907	$(4,316)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	192	40
Depreciation and amortization	3,792	2,044
Amortization of debt discount	4	4
Amortization on operating lease right-of-use assets	254	247
Loss on sale of assets	14	-
Stock-based compensation expense	2,979	2,438
Change in fair value of investment securities	76	101
Accounts receivable allowances	2,528	-
Inventory valuation reserve	(179)	-
Non-cash interest income on secured promissory note receivable	-	(315)
Changes in operating assets and liabilities:
Accounts receivable	(2,652)	(7,327)
Inventory	(133)	(5,036)
Prepaid expenses and other current assets	643	1,639
Deferred tax asset	(1,339)	-
Other assets	(674)	(368)
Accounts payable	(5,483)	(1,749)
Accrued diagnostic services	(1,616)	3,260
Accrued advertising and other allowances	(25)	-
Deferred revenue	946	1,461
Operating lease liabilities	(223)	197
Income tax payable	7,029	-
Other current liabilities	700	(1,292)
Net cash provided by (used in) operating activities	27,740	(8,972)

Cash flows from investing activities
Business acquisitions, net of cash acquired	-	(9,066)
Issuance of secured promissory note receivable	-	(1,000)
Purchase of marketable securities	(1,003)	(21,527)
Proceeds from sale of marketable debt securities	5,800	10,701
Proceeds from dispositions of property and other assets, net	452	-
Capital expenditures	(2,323)	(4,258)
Net cash provided by (used in) investing activities	2,926	(25,150)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	-	35,135
Proceeds from issuance of common stock and warrants from private offering	-	5,500
Repayment of note payable	(1,444)	-
Repurchases of common shares	(1,200)	-
Payment of dividends	(9,351)	(4,546)
Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	(4,530)	-
Net cash (used in) provided by financing activities	(16,525)	36,089

Increase in cash, cash equivalents and restricted cash	14,141	1,967
Cash, cash equivalents and restricted cash, at the beginning of the period	8,658	6,816
Cash, cash equivalents and restricted cash, at the end of the period	$22,799	$8,783

Supplemental disclosures:
Cash paid for income taxes	$1,500	$-
Interest payment on the promissory notes	$631	$750

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for debt conversion	$600	$3,608
Net unrealized loss, investments in marketable debt securities	$(113)	$(111)

See accompanying notes to condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Business

ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics database to be used for further research. In addition, we have deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We currently conduct our operations through two operating segments: diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and were prepared to validate other Respiratory Pathogen Panel (RPP) molecular tests through our diagnostic services business, and in August 2021 we began offering personal genomics products and services.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its CLIA certified laboratories including polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer rapid antigen testing for COVID-19. On October 23, 2020, we acquired Confucius Plaza Medical Laboratory Corp. (“CPM”), which included a non-operating but certified 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine, Inc. (“ProPhase Precision”) (see Note 3, Business Acquisitions). ProPhase Precision focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”) was formed on June 28, 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds beginning with Equivir and Equivir G. PBIO announced a second licensing agreement for two small molecule PIM kinase inhibitors, Linebacker LB-1 and LB-2, in July 2022, with plans to pursue development and commercialization of LB-1 as a cancer co-therapy.

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

We also develop and market dietary supplements under the TK Supplements® brand.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of operating results that may be achieved over the course of the full year.

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

Business and Liquidity Risks and Uncertainties

Our diagnostic service business is and will continue to be impacted by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists, the prices we are able to receive for performing our testing services, our ability to collect payment or reimbursement for our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

While our revenues increased significantly since the launch of our diagnostic services business, we have been dependent on both government agency and insurance company reimbursement as well as the prevalence of COVID-19 associated strains.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 31.5% and 64.7% of our diagnostic services revenue for the nine months ended September 30, 2022 and 2021, respectively was generated from this program for the uninsured.

On March 22, 2022, the Health Resources & Services Administration (HRSA) program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. As a result of the suspension of the HRSA uninsured program, we have not recognized any revenue related to COVID-19 testing that we performed for uninsured individuals from March 22, 2022 through September 30, 2022.

For the nine months ended September 30, 2022, $27.7 million was provided by operating activities. The Company had cash, cash equivalents and marketable securities of $26.5 million as of September 30, 2022. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of the diagnostic business and the Company’s focus thus far on COVID-19 testing, there are inherent uncertainties associated with management’s business plan and cash flow projections, particularly if the Company is unable to grow its diagnostic testing business beyond COVID-19 testing services.

The Company’s future capital needs and the adequacy of its available funds will depend on its ability to achieve sustained profitability from its diagnostic services, the Company’s ability to successfully diversify its diagnostic services revenue streams and the Company’s ability to market and grow its personal genomics business. The Company may be required to raise additional funds through equity or debt securities offerings or strategic collaboration and/or licensing agreements in order to fund operations until it is able to generate enough revenues. Such financing may not be available on acceptable terms, or at all, and the Company’s failure to raise capital when needed could have a material adverse effect on its strategic objectives, results of operations and financial condition.

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

Restricted Cash

Restricted cash as of December 31, 2021 includes approximately $250,000 held in escrow related to a potential purchase of an additional lab facility. The potential purchase was not consummated, and we are pursuing the return of the escrow, which is in dispute. As of September 30, 2022, we recognized an expense for this balance as the recovery of the funds was no longer considered probable.

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

The following is a summary of the components of our marketable debt securities and the underlying fair value input level tier hierarchy (in thousands) (see fair value of financial instruments):

	As of September 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$1,448	$-	$(93)	$1,355
Corporate obligations	2,342	129	(148)	2,323
	$3,790	$129	$(241)	$3,678

	As of December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. government obligations	$650	$17	$-	$667
Corporate obligations	8,304	-	(192)	8,112
	$8,954	$17	$(192)	$8,779

Marketable Equity Securities

Marketable equity securities are recorded at fair value in the condensed consolidated balance sheets. The change in fair value of marketable equity securities is recognized within other non-operating income, net in the condensed consolidated statements of operations and comprehensive income (loss).

On June 25, 2021, we were issued 1,260,619 common shares (the “Investment Shares”) as an interest payment under our note receivable (see Note 13, Consulting Agreement and Secured Promissory Note Receivable) with a fair value of $315,000 at the time of issuance and a fair value of $76,000 at December 31, 2021. The investment was classified as a Level 1 financial instrument. We recorded a $112,000 decrease in fair value of investment securities within the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 30, 2022.

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

Accounts are written off as uncollectible at the time we determine that collections are unlikely. Accounts receivable, net is comprised of the following (in thousands):

	September 30, 2022	December 31, 2021
Trade accounts receivable	$38,231	$18,520
Unbilled accounts receivable	6,031	23,089
	44,262	41,609
Less allowances	(6,430)	(3,901)
Total accounts receivable	$37,832	$37,708

Inventory, net

Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established.

At September 30, 2022 and December 31, 2021, the components of inventory are as follows (in thousands):

	September 30, 2022	December 31, 2021
Diagnostic services testing material	$2,271	$2,989
Raw materials	1,904	1,514
Work in process	609	260
Finished goods	383	272
Inventory	$5,167	$5,035
Inventory valuation reserve	(255)	(435)
Inventory, net	$4,912	$4,600

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

We maintain cash and cash equivalents with certain major financial institutions. As of September 30, 2022, our cash and cash equivalents was $22.8 million. Of the total bank balance, $1.0 million was covered by federal depository insurance and $21.8 million was uninsured at September 30, 2022.

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

In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, an impairment charge will be recorded to reduce the reporting unit to fair value. There have been no triggering events during the nine months ended September 30, 2022 and thus, there has been no adjustment to goodwill as of September 30, 2022.

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

	As of September 30, 2022
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$-	$1,355	$-	$1,355
Corporate obligations	-	2,323	-	2,323
	$-	$3,678	$-	$3,678

	As of December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$-	$667	$-	$667
Corporate obligations	-	8,112	-	8,112
Marketable equity securities	76	-	-	76
	$76	$8,779	$-	$8,855

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the nine months ended September 30, 2022 and 2021.

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

For our personal genomics business, a revenue transaction is initiated by a DNA test kit sale direct to the consumer via our website or through online retailers. The kit sales and subscriptions are billed at a standard price and take into consideration any discounts when revenue is recorded.

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

For genomic services, we satisfy our product performance obligation at a point in time when the genetic testing results are provided to the customer. For subscriptions services associated with our genomic testing, we satisfy our performance obligation ratably over the subscription period. If the customer does not return the test kit, services cannot be completed by us, potentially resulting in unexercised rights (“breakage”) revenue, including lifetime subscription services. We estimate breakage for the portion of test kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer test kit return behavior. When breakage revenue is recognized on a kit, we recognize breakage on any associated subscription services ratably over the term of the subscription. The Company recognized breakage revenue from aggregate unreturned test kits and subscriptions of $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively. The Company recognized breakage revenue from aggregate unreturned test kits and subscriptions of $0.1 million for both the three and nine months ended September 30, 2021.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Contract Balances

Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the research and development (“R&D”) work. As of September 30, 2022 and December 31, 2021, we have deferred revenue of $3.9 million and $2.9 million, respectively. Our new personal genomics business comprised $3.7 million and $2.7 million of the deferred revenue as of September 30, 2022 and December 31, 2021, respectively. The deferred revenue balance within the personal genomics business is comprised of kits to be sequenced and subscription services, which have an average life between 12 and 36 months. The remainder of deferred revenue relates to R&D stability and release testing programs recognized as contract manufacturing revenue.

The following table disaggregates our deferred revenue by recognition period (in thousands):

Recognition Period	September 30, 2022	December 31, 2021
0-12 Months	$2,958	$2,034
13-24 Months	626	530
Over 24 Months	301	375
Total	$3,885	$2,939

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

The following table disaggregates the Company’s revenue by revenue source for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	For the three months ended		For the nine months ended
Revenue by Customer Type	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Diagnostic services	$20,542	$7,142	$91,613	$27,416
Contract manufacturing	2,749	1,120	5,662	4,069
Retail and others	357	1,210	1,369	2,400
Genomic products and services	552	-	2,180	-
Total revenue, net	$24,200	$9,472	$100,824	$33,885

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

Advertising and Incentive Promotions

Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of general and administrative expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net revenue, and (iii) free product, which is accounted for as part of cost of revenues. Advertising and incentive promotion expenses incurred for the three months ended September 30, 2022 and 2021 were $161,000 and $136,000, respectively. Advertising and incentive promotion expenses incurred for the nine months ended September 30, 2022 and 2021 were $286,000 and $415,000, respectively.

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

Research and Development

R&D costs are charged to operations in the period incurred. R&D costs incurred for the three months ended September 30, 2022 and 2021 were $110,000 and $208,000, respectively. R&D costs incurred for the nine months ended September 30, 2022 and 2021 were $174,000 and $416,000, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with our OTC health care products, dietary supplements and validation costs in association with the diagnostic services business.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Recently Issued Accounting Standards, Adopted

The Financial Accounting Standards Board (“FASB”) recently issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to reduce complexity in applying GAAP to certain financial instruments with characteristics of liabilities and equity. The guidance in ASU 2020-06 simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock. The guidance in ASC 470-20 applies to convertible instruments for which the embedded conversion features are not required to be bifurcated from the host contract and accounted for as derivatives. In addition, the amendments revise the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification. These amendments are expected to result in more freestanding financial instruments qualifying for equity classification (and, therefore, not accounted for as derivatives), as well as fewer embedded features requiring separate accounting from the host contract. The amendments in ASU 2020-06 further revise the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. The amendments in ASU 2020-06 are effective for public entities, excluding smaller reporting companies, for fiscal years beginning after December 15, 2021. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 on January 1, 2022. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 on January 1, 2022. The adoption of ASU 2021-04 did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 3 - Business Acquisition

Nebula Acquisition

On August 10, 2021 (the “Nebula Effective Date”), the Company and its wholly owned subsidiary, ProPhase Precision, entered into and closed a Stock Purchase Agreement (the “Nebula Stock Purchase Agreement”) with Nebula, each of the stockholders of Nebula (the “Seller Parties”), and Kamal Obbad, as Seller Party Representative. Pursuant to the terms of the Nebula Stock Purchase Agreement, ProPhase Precision acquired all of the issued and outstanding shares of common stock of Nebula from the Seller Parties, for an aggregate purchase price of approximately $14.3 million, subject to post-closing adjustments (the “Nebula Acquisition”). A portion of the purchase price equal to $3.6 million was paid in shares of the Company’s common stock to certain Seller Parties and noteholders of Nebula, based on their election to receive shares of the Company’s common stock in lieu of cash, which shares were valued at a price per share of $7.46, which is equal to the average closing price of the Company’s common stock on Nasdaq for the five trading days preceding the signing of the Nebula Stock Purchase Agreement. A portion of the purchase price equal to $1,080,000 (the “Escrow Amount”) is being held in escrow by Citibank, N.A. (the “Escrow Agent”) until February 23, 2023 (“Escrow Termination Date”), pursuant to the terms and conditions of an escrow agreement entered into with the Escrow Agent, as security for the indemnification obligations of the Seller Parties. At the Escrow Termination Date, the remaining amount, if any, of the Escrow Amount, less any amount reasonably necessary to pay any claim with respect to which a notice of claim has been timely and properly given, will be delivered to the Seller Parties, as applicable.

In connection with the Nebula Acquisition, ProPhase Precision entered into an employment agreement with Kamal Obbad, the Chief Executive Officer of Nebula, on the Nebula Effective Date, pursuant to which Mr. Obbad serves as Senior Vice President, Director of Sales and Marketing of ProPhase Precision. As a condition to the employment agreement, Mr. Obbad was awarded a stock option to purchase 250,000 shares of Company common stock at an exercise price equal to $7.67 per share, the closing price of the Company common stock on the Nebula Effective Date (see Note 7, Stockholders’ Equity).

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 4 - Intangible Assets, Net

Intangible assets as of September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30, 2022	December 31, 2021	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	4,260	4,260	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	12,297	12,297
Less: accumulated amortization	(3,408)	(1,445)
Total intangible assets, net	$8,889	$10,852

Amortization expense for acquired intangible assets was $545,000 and $445,000 during the three months ended September 30, 2022 and 2021, respectively. Amortization expense for acquired intangible assets was $2.0 million and $662,000 during the nine months ended September 30, 2022 and 2021, respectively. The estimated future amortization expense of acquired intangible assets as of September 30, 2022 is as follows (in thousands):

Remaining periods in the year ended December 31, 2022	$414
Year ended December 31, 2023	1,585
Year ended December 31, 2024	1,222
Year ended December 31, 2025	1,222
Year ended December 31, 2026	890
Thereafter	3,556
$8,889

Note 5 - Property, Plant and Equipment

The components of property, plant and equipment are as follows (in thousands):

	September 30, 2022	December 31, 2021	Estimated Useful Life
Land	$352	$352
Building improvements	1,729	1,729	10-39 years
Machinery	4,892	4,740	3-7 years
Lab equipment	4,403	4,330	3-7 years
Computer equipment	2,140	1,211	3-5 years
Furniture and fixtures	461	468	5 years
	13,977	12,830
Less: accumulated depreciation	(7,914)	(6,883)
Total property, plant and equipment, net	$6,063	$5,947

Depreciation expense incurred for the three months ended September 30, 2022 and 2021 was $540,000 and $481,000, respectively. Depreciation expense incurred for the nine months ended September 30, 2022 and 2021 was $1,637,000 and $1,381,000, respectively.

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

The September 2020 Note that remains outstanding as of September 30, 2022 is due and payable on September 15, 2023 and accrues interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Note is repaid in full. We have the right to prepay the outstanding September 2020 Note at any time after the 13-month anniversary of the initial issuance date after providing written notice to the Lender and may prepay the September 2020 Note prior to such time with the consent of the Lender. The Lender has the right, at any time, and from time to time, on and after the 13-month anniversary of the initial issuance date to convert up to an aggregate of $3.0 million of the September 2020 Note into common stock of the Company at a conversion price of $3.00 per share. Repayment of the September 2020 Note has been guaranteed by our wholly owned subsidiary, PMI.

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

For the three months ended September 30, 2022 and 2021, we incurred $200,000 and $251,000, respectively, in interest expense related to the September 2020 Notes. For the nine months ended September 30, 2022 and 2021, we incurred $635,000 and $753,000, respectively, in interest expense related to the September 2020 Notes.

Note 7 - Stockholders’ Equity

Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock

The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2022 and December 31, 2021, no shares of preferred stock have been issued.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 - Stockholders’ Equity (continued)

Common Stock

Stock Repurchase Program

On September 8, 2021, the Company’s board of directors approved a stock repurchase program under which the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period. During the nine months ended September 30, 2022, the Company did not make any common shares repurchases under the stock repurchase program. The stock repurchase program expired on March 30, 2022.

On July 24, 2022, the Company’s board of directors authorized a new stock repurchase program of up to $6 million of shares of the Company’s common stock, which became effective August 17, 2022 (the “Commencement Date”). There were 5,048 shares repurchased under this new program during the three and nine months ended September 30, 2022.

Following the Commencement Date, and for a period of six months thereafter, repurchases may be made through open market transactions (based on prevailing market prices), privately negotiated transactions, block trades, or any combination thereof, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with the Company’s working capital requirements and general business conditions. The board of directors of the Company will re-evaluate the program from time to time, and may authorize adjustments to its terms. The Company expects to utilize its existing funds to fund any repurchases under the repurchase program.

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

As of September 30, 2022, there were 120,000 stock options outstanding and there were 180,000 shares of common stock available to be issued under the 2022 Directors’ Plan.

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

As of September 30, 2022, there were 3,797,000 stock options outstanding and 1,130,785 shares of common stock available to be issued under the 2022 Plan.

The 2018 Stock Incentive Plan

On April 12, 2018, our stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of non-statutory stock options to eligible employees, directors and consultants. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2,300,000 shares. At April 12, 2018, all 2,300,000 shares have been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer. During the nine months ended September 30, 2022, 600,000 stock options were exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Equity (continued):

Inducement Option Award

As part of Nebula Acquisition, the Company issued a non-qualified stock option to the Chief Executive Officer of Nebula (the “Nebula CEO”, as an inducement to his employment with the Company (the “2021 Inducement Award”). The 2021 Inducement Award entitles the Nebula CEO to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $7.67 per share, the closing price of the Company’s common stock on the closing date of the Nebula Acquisition. The 2021 Inducement Award was granted to the Nebula CEO on the closing date of the Nebula Acquisition. The 2021 Inducement Award vested 25% on the grant date and will vest 25% per year for the next three years subject to the Nebula CEO’s continued employment with the Company. The 2021 Inducement Award expires on the seventh anniversary of the grant date. Any portion of the 2021 Inducement Award that does not vest and become exercisable will be forfeited for no consideration. The grant date fair value of the 2021 Inducement Award was approximately $1,128,000.

Also, during the year ended December 31, 2021, we issued an inducement award to a prospective employee to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $5.76, the closing price of the common stock on the date of grant. The award vests in four equal installments from the date of grant. The award expires on the seventh anniversary of the grant date.

On May 9, 2022, the Company issued a non-qualified stock option to the Chief Financial Officer of the Company (the “CFO”), as an inducement to his employment with the Company, effective May 23, 2022 (the “2022 Inducement Award”). The 2022 Inducement Award entitled the CFO of the Company to purchase up to 400,000 shares of the Company’s common stock (the “CFO Option”) at an exercise price of $6.74 per share, the closing price of the Company’s common stock on May 9, 2022. The CFO Option provided for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The exercise price of the CFO Option was reduced from $6.74 to $6.44 per share, effective as of June 3, 2022, the date $0.30 special cash dividend was paid to Company’s stockholders. The grant date fair value of the Inducement Award was approximately $1,604,000. In connection with CFO’s separation from service on October 4, 2022, these options were forfeited on October 4, 2022 (see Note 18).

During the three and nine months ended September 30, 2022, we also issued an inducement award to a prospective employee to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $13.00, the closing price of the common stock on the date of grant. The award vested 50 shares on the date of grant and the remaining portion will vest 25% per year for the next two years. The award expires on the seventh anniversary of the grant date.

All inducement awards have been granted outside of the Company’s equity compensation plans.

During the nine months ended September 30, 2022, the Company issued options to purchase 935,000 shares of the Company’s common stock to various employees and consultants. The options were valued at $5,638,000 fair value, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.

The following table summarizes stock option activity during the nine months ended September 30, 2022, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value (1)
Outstanding as of January 1, 2022	5,110	$3.27	3.4	$20,820
Granted	935	9.60	6.6	-
Cashless exercised	(1,233)	1.91	-	-
Forfeited	(20)	2.02	-	-
Outstanding as of September 30, 2022	4,792	$4.55	3.7	$32,899
Options vested and exercisable	3,280	$3.18	2.6	$26,819

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $11.28 for the Company’s common stock on September 30, 2022.

The following table summarizes weighted average assumptions used in determining the fair value of the options at the date of grant during the nine months ended September 30, 2022 and 2021:

	For the nine months ended
	September 30,
	2022	2021
Exercise price	$9.73	$7.48
Expected term (years)	4.5	3.9
Expected stock price volatility	79%	80%
Risk-free rate of interest	2.3%	0.7%
Expected dividend yield (per share)	0%	0%

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 7 – Stockholders’ Equity (continued):

During the nine months ended September 30, 2022 certain holders of stock options elected to exercise their stock options pursuant to a cashless exercise provision resulting in the net issuance of 545,312 shares of common stock and the return of 692,736 shares to the Company. The Company also made a cash payment of approximately $4.5 million to repurchase 283,395 shares of treasury stock to satisfy tax withholding obligations related to the cashless exercise of these stock options.

Stock Warrants

The following table summarizes warrant activity during the nine months ended September 30, 2022 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2022	855	$8.23	1.9
Warrants granted	-	-	-
Outstanding as of September 30, 2022	855	$8.23	1.1
Warrants vested and exercisable	855	$8.23	1.1

We recognized $1,969,000 and $59,000 of share-based compensation expense during the three months ended September 30, 2022 and 2021, respectively. We recognized $2,976,000 and $252,000 of share-based compensation expense during the nine months ended September 30, 2022 and 2021, respectively. We will recognize an aggregate of approximately $5,907,000 of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3.9 years.

Note 8 – Defined Contribution Plans

We maintain the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for our employees. Our contributions to the plan are based on the amount of the employee plan contributions and compensation. Our contributions to the plan in the three months ended September 30, 2022 and 2021 were $53,000 and $34,000, respectively. Our contributions to the plan in the nine months ended September 30, 2022 and 2021 were $153,000 and $69,000, respectively.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 9 – Income Taxes

We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of September 30, 2022 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2021. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of September 30, 2022 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.

The Company’s effective tax rate for the nine months ended September 30, 2022 is 25.57% and it is primarily driven by federal tax at 21%, state taxes at 10.71%, and a decrease in the valuation allowance for federal and combined states jurisdictions. The total tax expense for the nine months ended September 30, 2022 is $7.2 million and it mostly relates to current federal and combined state taxes.

Note 10 – Other Current Liabilities

The following table sets forth the components of other current liabilities at September 30, 2022 and December 31, 2021, respectively (in thousands):

	September, 30 2022	December 31, 2021
Accrued commissions	$2,448	$1,283
Accrued payroll	59	514
Accrued expenses	328	300
Accrued returns	311	338
Accrued benefits and vacation	49	60
Total other current liabilities	$3,195	$2,495

Note 11 – Commitments and Contingencies

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

License Agreement

On July 19, 2022, the Company through its wholly-owned subsidiary ProPhase BioPharma entered into a License Agreement (the “License Agreement”) with Global BioLife, Inc. (the “Licensor”), with an effective date of July 18, 2022 (the “Linebacker Effective Date”), pursuant to which it acquired from Licensor a worldwide exclusive right and license under certain patents identified in the License Agreement (the “Licensed Patents”) and know-how (collectively, the “Licensed IP”) to exploit any compound covered by the Licensed Patents (the “Licensed Compound”), including Linebacker LB1 and LB2, and any product comprising or containing a Licensed Compound (“Licensed Products”) in the treatment of cancer, inflammatory diseases or symptoms, memory-related syndromes, diseases or symptoms including dementia and Alzheimer’s Disease (the “Field”). Under the terms of the License Agreement, the Licensor reserves the right, solely for itself and for GRDG Sciences, LLC (“GRDG”) to use the Licensed Compound and Licensed IP solely for research purposes inside the Field and for any purpose outside the Field.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Under the terms of License Agreement, the Company is required to pay to Licensor a one-time upfront license fee of $50,000 within 10 days of the Linebacker Effective Date and must pay an additional $900,000 following the achievement of a first Phase 3 study which may be required by FDA for the first Licensed Product and an additional $1 million upon the receipt of regulatory approval of a New Drug Application (NDA) for the first Licensed Product.

During the term of the License Agreement, the Company is also required to pay to Licensor 3% royalties on Net Revenue (as defined in the License Agreement) of each Licensed Product, but no less than the minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses.

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

In connection with the License Agreement, the Company has incurred approximately $15,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2022. No clinical studies have begun under this agreement.

Future Obligations

We have estimated future minimum obligations for an executive’s employment agreement over the next five years as of September 30, 2022, as follows (in thousands):

Employment
Contracts
Remaining periods in 2022	$256
2023	1,025
2024	1,025
2025	1,025
2026	1,025
Total	$4,356

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

New York Second Floor Lease

On December 8, 2020, the Company entered into a Lease Agreement (the “NY Second Floor Lease”) with BRG Office L.L.C. and Unit 2 Associates L.L.C. (the “Landlord”), pursuant to which the Company leases certain premises located on the second floor (the “Second Floor Leased Premises”) of 711 Stewart Avenue, Garden City, New York (the “Building”). The Second Floor Leased Premises serve as the Company’s second location and corporate headquarters, offering a wide range of laboratory testing services for diagnosis, screening and evaluation of diseases, including COVID-19 and Respiratory Pathogen Panel Molecular tests.

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

New York Second Floor Lease (continued)

The NY Second Floor Lease was effective as of December 8, 2020, and commenced in January 2021 (the “Second Floor Commencement Date”) when the facility was made available to us by the landlord. The initial term of the NY Second Floor Lease is 10 years and seven months (the “Second Floor Initial Term”), unless sooner terminated as provided in the NY Second Floor Lease. We may extend the term of the NY Second Floor Lease for one additional option period of five years. We have the option to terminate the NY Second Floor Lease on the sixth anniversary of the Second Floor Commencement Date, provided that we give the landlord advance written notice of not less than nine months and not more than 12 months in advance and that we pay the landlord a termination fee.

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

New York First Floor Lease

On June 10, 2022, the Company entered into a second Lease Agreement (the “NY First Floor Lease”) with Landlord, pursuant to which the Company leases approximately 4,516 sq. feet located on the first floor (the “NY First Floor Leased Premises”) of the Building. As described above, the Company currently leases space on the second floor of the Building. The First Floor Leased Premises will be used to expand the Company’s in-house lab capabilities to include traditional clinical testing across multiple specialty areas and Next Generation Sequencing (NGS) to perform Whole Genome Sequencing (WGS) and an array of genetic diagnostic test offerings for both clinical and research purposes.

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

At September 30, 2022, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.6 million and right of use assets of approximately $4.1 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating leases
Operating lease cost	$204	$204	$612	$611
Operating lease expense	204	204	612	611
Total rent expense	$204	$204	$612	$611

	For the nine months ended
	September 30, 2022	September 30, 2021
Operating cash flows used in operating leases	$(580)	$(168)
Weighted-average remaining lease term – operating leases (in years)	8.8	9.7
Weighted-average discount rate – operating leases	10.00%	10.00%

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

Remaining periods in the year ended December 31, 2022	$193
Year Ended December 31, 2023	739
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Year Ended December 31, 2026	783
Thereafter	3,876
Total	7,106
Less present value discount	(2,468)
Operating lease liabilities	$4,638

Note 13 – Consulting Agreement and Secured Promissory Note Receivable

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

The entire remaining unpaid principal amount of the Secured Note, together with all accrued and unpaid interest thereon and all other amounts payable under the Secured Note, was due and payable on September 30, 2022. As discussed in Amendment and Termination Agreement below, the Company issued a Notice of Default to the Consultant on October 11, 2021.

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

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 14 - Significant Customer Concentrations

Revenue for the three months ended September 30, 2022 and 2021 was $24.2 million and $9.5 million, respectively. One diagnostic services client accounted for 73.8% of our revenue for the three months ended September 30, 2022. Three diagnostic services clients accounted for 19.6%, 12.0% and 10.4% of our revenue for the three months ended September 30, 2021. No contract manufacturing customer’s accounted for a significant portion of our revenue for the three months ended September 30, 2022 or 2021. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

Revenue for the nine months ended September 30, 2022 and 2021 was $100.8 million and $33.9 million, respectively. Two diagnostic services clients accounted for 54.8%, and 13.0% of our revenue for the nine months ended September 30, 2022. Two diagnostic services clients accounted for 28.4% and 20.7% of our revenue for the nine months ended September 30, 2021. No contract manufacturing customer’s accounted for a significant portion of our revenue for the nine months ended September 30, 2022 or 2021. The loss of sales to any of these large customers could have a material adverse effect on our business operations and financial condition.

One diagnostic services payer comprised 70.3% of our total reimbursement receivable balances from government agencies and healthcare issuers at September 30, 2022. Four diagnostic services payers comprised 43.0%, 11.6%, 10.7%, and 10.7% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31, 2021.

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

The following table is a summary of segment information for three and nine months ended September 30, 2022 and 2021 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net revenues
Diagnostic services	$20,541	$7,142	$91,613	$27,416
Consumer products	3,659	2,330	9,211	6,469
Consolidated net revenue	24,200	9,472	100,824	33,885
Cost of revenue
Diagnostic services	8,452	4,009	33,558	11,833
Consumer products	3,775	1,486	7,895	4,682
Consolidated cost of revenue	12,227	5,495	41,453	16,515
Depreciation and amortization expense
Diagnostic services	584	401	1,755	1,138
Consumer products	435	-	1,637	6
Total Depreciation and amortization expense	1,019	401	3,392	1,144
Operating and other expenses	9,176	13,020	27,882	20,542
Income (loss) from operations, before income taxes
Diagnostic services	6,776	(1,145)	39,671	2,859
Consumer products	(3,214)	(958)	(5,390)	(453)
Unallocated corporate	(1,785)	(1,875)	(6,184)	(6,722)
Total income from operations, before income taxes	1,777	(3,978)	28,097	(4,316)
Income tax expense	(809)	-	(7,190)	-
Total income (loss) from operations, after income taxes	968	(3,978)	20,907	(4,316)
Net income (loss)	$968	$(3,978)	$20,907	$(4,316)

ProPhase Labs, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(unaudited)

The following table is a summary of segment information as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Diagnostic services	$53,631	$51,150
Consumer products	22,373	24,139
Unallocated corporate	21,873	14,006
Total assets	$97,877	$89,295

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income - basic	$968	$(3,978)	$20,907	$(4,136)
Interest on unsecured convertible promissory note	201	-	635	-
Net income - diluted	$1,169	$(3,978)	$21,542	$(4,136)

Weighted average shares outstanding - basic	15,898	15,439	15,712	15,055
Diluted shares- Stock Options	2,453	-	1,925	-
Diluted shares- Stock Warrants	1,097	-	1,067	-
Unsecured convertible promissory note	800	-	800	-
Weighted average shares outstanding - diluted	20,248	15,439	19,504	15,055

The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the nine months ended
Anti-dilutive securities	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Common stock purchase warrants	455	455	455	299
Stock Options	370	730	610	730
Unsecured convertible promissory note	-	1,000	-	1,000
Anti-dilutive securities	825	2,185	1,065	2,029

Note 17 - Related Parties

Jason Karkus, President of ProPhase Diagnostics, is the son of Ted Karkus, the Company’s Chairman and Chief Executive Officer. For the nine months ended September 30, 2022 and 2021, Mr. Karkus received compensation of $165,000 and $139,000, respectively.

Note 18 - Subsequent Events

Separation Agreement

On October 4, 2022 (the “Separation Effective Date”), the Company and Bill White, the Company’s then Chief Financial Officer, agreed to a voluntary separation of employment from the Company, effective as of the Separation Effective Date. Mr. White will serve as a consultant to the Company through December 31, 2022.

In connection with the separation, the Company entered into a Separation Agreement and Release (the “Separation Agreement”) with Mr. White, dated as of the Separation Effective Date, which provides that, subject to his execution and non-revocation of a release of claims against the Company, the Company will pay Mr. White a separation payment of $10,000. The total compensation to be paid to Mr. White for his consulting services will be $90,000, subject to the terms and conditions described in the Separation Agreement.

Stock Options Granted

On October 9, 2022, the Company issued 100,000 stock options under the 2022 Plan. The Company will recognize an aggregate of $772,000 of share-based compensation expense related to the issuance of these stock options over a weighted average period of 3.0 years.

On October 30, 2022, the Company issued 60,000 stock options under the 2022 Plan. The Company will recognize an aggregate of $449,000 of share-based compensation expense related to the issuance of these stock options over a weighted average period of 2.4 years.

Other

In November 2022, the Company purchased an aggregate of 664,592 shares of common stock of a non-affiliated publicly traded company for $2.9 million. Mr. Karkus, the Company’s Chairman and Chief Executive Officer, holds less than 1% of the issued and outstanding shares of common stock in the same company, which interests were acquired before discussions began with respect to the Company’s purchase of the 664,592 shares. The ownership interest of Mr. Karkus was disclosed to the board of directors prior to entering into these transactions, and the board of directors unanimously approved these transactions.

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

Such risks and uncertainties include, but are not limited to:

●	Our ability to generate revenue and sufficient profits from Respiratory Pathogen Panel (“RPP”) Molecular tests if and when demand for COVID-19 testing decreases or becomes no longer necessary;

●	Our ability to collect payment for the tests we deliver;

●	Our ability to manage our growth successfully;

●	Our ability to compete effectively, including our ability to maintain and increase our markets and/or market share in the markets in which we do business;

●	Our dependence on our largest diagnostic services customers;

●	Our ability to successfully offer, perform and generate revenues from our personal genomics businesses;

●	Our ability to secure additional capital, when needed to support our diagnostic services business, personal genomics business, manufacturing business and product development, clinical research and development, and commercialization programs;

●	Potential disruptions to our supply chain or increases to the price of or adulteration of key raw materials or supplies;

●	Potential disruptions in our ability to manufacture our products and those of others;

●	Seasonal fluctuations in demand for the products and services we provide;

●	Risks related to the initiation, cost, timing, progress and results of current and future research and development programs, preclinical studies and clinical trials and our ability to obtain and maintain regulatory approvals;

●	Our ability to successfully develop and commercialize our existing products and any new products;

●	Our ability to attract, retain and motivate our key employees;

●	Our ability to protect our proprietary rights;

●	Our ability to comply with regulatory requirements applicable to our businesses;

●	The complexity of billing for, and collecting revenue for, testing services;

●	Our dependence on third parties to provide services critical to our lab diagnostic services business;

●	Our reliance upon third parties, including contract research organizations, collaborative partners, and independent investigators to analyze, collect, monitor, and manage data for any of our nonclinical and clinical programs;

●	General economic conditions, including as a result of the ongoing COVID-19 pandemic and the war in Ukraine; and

●	Our ability to remediate the material weakness in our internal controls over financial reporting and prevent other material weaknesses.

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

General

We are a diversified company that offers a range of services including diagnostic testing, genomics testing and contract manufacturing. We provide traditional CLIA molecular laboratory services, including SARS-CoV-2 (“COVID-19”) testing and seek to leverage our Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory services to provide whole genome sequencing and research direct to consumers, while building a genomics data base to be used for further research. In addition, we have deep experience with over-the-counter (“OTC”) consumer healthcare products and dietary supplements. We conduct our operations through two operating segments: diagnostic services and consumer products. Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and were prepared to validate other RPP Molecular tests through our diagnostic service business, and in August 2021 we began offering personal genomics products and services.

Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its CLIA certified laboratories including polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer best-in-class rapid antigen testing for COVID-19. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.

On August 10, 2021, we acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“ProPhase Precision”). ProPhase Precision focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

Our wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”) was formed on June 28, 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds, beginning with Equivir and Equivir G. PBIO announced a second licensing agreement for two small molecule PIM kinase inhibitors, Linebacker LB-1 and LB-2, in July 2022, with plans to pursue development and commercialization of LB-1 as a cancer co-therapy.

Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.

Our diagnostic service business is and will continue to be impacted by the level of demand for COVID-19 and other diagnostic testing, how long this demand persists, the price we are able to receive for performing our testing services, our ability to collect payment or reimbursement for our testing services, as well as the availability of COVID-19 testing from other laboratories and the period of time for which we are able to serve as an authorized laboratory offering COVID-19 testing under various Emergency Use Authorizations.

Our personal genomics business is and will continue to be impacted by demand for our genetic sequencing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.

Our consumer sales are and will continue to be impacted by (i) the timing of acceptance of our TK Supplements® consumer products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products that we manufacture, which is largely a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a result of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net revenues from our contract manufacturing business. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.

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

Results of Operations

Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

For the three months ended September 30, 2022, net revenue was $24.2 million as compared to $9.5 million for the three months ended September 30, 2021. The increase in net revenue was the result of a $13.4 million increase in net revenue from diagnostic services and $1.3 million increase in consumer products. The increase in net revenue for diagnostic services was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume increased from 62,000 tests in the third quarter of 2021 to 113,000 tests in the third quarter of 2022, of which 49.4% and 0.0% were reimbursed by the HRSA uninsured program, respectively. The average variable consideration received was $150.51 per adjudicated test in the third quarter of 2022 versus $110.80 per adjudicated test in the third quarter of 2021.

Cost of revenues for the three months ended September 30, 2022 were $12.2 million, comprised of $8.4 million for diagnostic services and $3.8 million for consumer products. Cost of revenues for the three months ended September 30, 2021 were $5.5 million, comprised of $4.0 million for diagnostic services and $1.5 million for consumer products.

We realized a gross profit of $12.0 million for the three months ended September 30, 2022 as compared to $4.0 million for the three months ended September 30, 2021. The increase of $8.0 million was comprised of an increase of $12.1 million in diagnostic services, partially offset by a decrease of $0.1 million in consumer products. For the three months ended September 30, 2022 and 2021 we realized an overall gross margin of 49.5% and 42.0%, respectively. Gross margin for diagnostic services was 58.9% and 43.9% in the 2022 and 2021 comparable periods, respectively. The increase in gross margin was principally due to (i) increased efficiencies in our lab processing, (ii) a decrease in sample collection costs and (iii) a decrease in cost of test materials. Gross margin for consumer products was (3.2)% and 36.2% in the 2022 and 2021 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Diagnostic services costs for the three months ended September 30, 2022 were $2.4 million compared to $1.5 million for the three months ended September 30, 2021. The increase of $0.9 million was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022, partially offset by a greater proportion of costs allocated to cost of revenues as a result of the nature of agreements with network providers.

General and administration expenses for the three months ended September 30, 2022 were $7.5 million as compared to $5.9 million for the three months ended September 30, 2021. The increase of $1.6 million in general and administration expenses was principally related to an increase in personnel expenses and professional fees associated with our diagnostic services business.

Research and development costs for the three months ended September 30, 2022 were $110,000 as compared to $208,000 for the three months ended September 30, 2021. The decrease in research and development costs for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was principally due to a decrease in personnel expenses associated with our diagnostics services business.

Interest and other income for the three months ended September 30, 2022 and 2021 was $25,000 and $230,000, respectively. The decrease in interest income for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was principally due to the lower account balance of our investment account that bears interest.

Interest expense for the three months ended September 30, 2022 was $201,000 compared to $296,000 for the three months ended September 30, 2021. The decrease in interest expense for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was principally due to the repayment during the three months ended September 30, 2022 of one of the two September 2020 unsecured convertible notes payable that accrued interest at a rate of 10% per year.

As a result of the effects described above, net income/(loss) for the three months ended September 30, 2022 was $1.0 million, or $0.06 per share, as compared to ($4.0 million), or ($0.26) per share, for the three months ended September 30, 2021. Diluted earnings per share for the three months ended September 30, 2022 and 2021 were $0.06 and ($0.26), respectively.

Nine months Ended September 30, 2022 as Compared to the Nine months Ended September 30, 2021

For the nine months ended September 30, 2022, net revenue was $100.8 million as compared to $33.9 million for the nine months ended September 30, 2021. The increase in net revenue was the result of a $64.2 million increase in net revenue from diagnostic services and an immaterial increase in consumer products. The increase in net revenue from diagnostic services was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume increased from 231,000 tests in the first nine months of 2021 to 634,000 tests in the first nine months of 2022, of which 71.2% and 57.1% were reimbursed by the HRSA uninsured program, respectively. The average variable consideration received was $150.56 per adjudicated test in the first nine months of 2022 versus $112.69 per adjudicated test in the first nine months of 2021.

Cost of revenues for the nine months ended September 30, 2022 were $41.5 million, comprised of $33.6 million for diagnostic services and $7.9 million for consumer products. Cost of revenues for the nine months ended September 30, 2021 were $16.5 million, comprised of $11.8 million for diagnostic services and $4.7 million for consumer products.

We realized a gross profit of $59.4 million for the nine months ended September 30, 2022 as compared to $17.4 million for the nine months ended September 30, 2021. The increase of $42.0 million was comprised of an increase of $42.5 million from diagnostic services, partially offset by a decrease of $0.5 million from consumer products. For the nine months ended September 30, 2022 and 2021 we realized an overall gross margin of 58.9% and 51.2%, respectively. Gross margin for diagnostic services was 63.4% and 56.8% in the 2022 and 2021 comparable periods, respectively. The increase in gross margin was principally due (i) increased efficiencies in our lab processing, (ii) a decreased sample collection costs and (iii) a decrease in cost of test materials. Gross margin for consumer products was 14.3% and 27.6% in the 2022 and 2021 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Diagnostic services costs for the nine months ended September 30, 2022 were $8.9 million compared to $6.1 million for the nine months ended September 30, 2021. The increase of $2.8 million was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022, partially offset by a greater proportion of costs allocated to cost of revenues as a result of the nature of agreements with network providers.

General and administration expenses for the nine months ended September 30, 2022 were $21.6 million as compared to $14.7 million for the nine months ended September 30, 2021. The increase of $6.9 million in general and administration expenses was principally related to an increase in personnel expenses and professional fees associated with our diagnostic services business.

Research and development costs for the nine months ended September 30, 2022 were $0.2 million as compared to $0.4 million for the nine months ended September 30, 2021. The decrease in research and development costs for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was principally due to a decrease in personnel expenses associated with our diagnostics services business.

Interest and other income for the nine months ended September 30, 2022 and 2021 was $0.1 million and $0.5 million, respectively. The decrease in interest income for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was principally due to the lower account balance of our investment account that bears interest.

Interest expense for the nine months ended September 30, 2022 was $0.6 compared to $0.9 million for the nine months ended September 30, 2021. The decrease in interest expense for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was principally due to the repayment during the nine months ended September 30, 2022 of one of the two September 2020 unsecured convertible notes payable that accrued interest at a rate of 10% per year.

As a result of the effects described above, net income/(loss) for the nine months ended September 30, 2022 was $20.9 million, or $1.33 per share, as compared to ($4.3 million), or ($0.29) per share, for the nine months ended September 30, 2021. Diluted earnings per share for the nine months ended September 30, 2022 and 2021 were $1.10 and ($0.29), respectively.

Non-GAAP Financial Measures and Reconciliation

In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain non-GAAP financial measures. The primary non-GAAP financial measures we disclose are EBITDA and Adjusted EBITDA.

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
GAAP net income (1)	$968	$(3,978)	$20,907	$(4,316)
Interest, net	176	65	512	339
Income tax expense	809	-	7,190	-
Depreciation and amortization	2,352	926	3,601	2,044
EBITDA	4,305	(2,987)	32,210	(1,933)
Share-based compensation expense	1,969	934	2,979	2,438
Acquisition costs(2)	-	674	-	674
Non-cash rent expense (3)	22	72	32	443
Bad debt expense (4)	-	-	250	-
Adjusted EBITDA	$6,296	$(1,307)	$35,471	$1,622

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

(2)	Transaction costs related to Nebula
(3)	The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.

(4)	Full allowance reserved related to restricted cash.

Liquidity and Capital Resources

Our aggregate cash, cash equivalents and restricted cash as of September 30, 2022 were $22.8 million as compared to $8.7 million at December 31, 2021. Our working capital was $53.6 million and $45.8 million as of September 30, 2022 and December 31, 2021, respectively. The increase of $14.1 million in our cash, cash equivalents and restricted cash for the nine months ended September 30, 2022 was principally due to the proceeds from the sale of marketable debt securities of $5.8 million, proceeds from dispositions of property and other assets of $0.5 million, and $27.8 million cash provided by operating activities, offset by (i) purchases of marketable securities of $1.0 million, (ii) cash dividend payments of $9.3 million, (iii) repayment of note payable of $1.4 million, (iv) repurchase of common shares for $4.3 million, and (v) capital expenditures of $2.2 million.

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

COVID-19

The COVID-19 pandemic has not had a material adverse impact on our business to date. We experienced higher than normal net revenue for the year ended December 31, 2021 and nine months ended September 30, 2022, primarily as a result of revenue from our diagnostic services business, which offers COVID-19 testing. There can be no assurance that demand for our COVID-19 testing services will continue to exist in the future due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. If there is no demand for our COVID-19 testing services, and we are unable to generate sufficient profits from other RPP Molecular tests, our business could be materially adversely affected.

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

HRSA Funding

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 31.5% and 64.7% of our diagnostic services revenue for the nine months ended September 30, 2022 and 2021, respectively, was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform testing for uninsured persons and are incurring the accompanying costs.

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

As of September 30, 2022, we have not sold any shares under the Sales Agreement.

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

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2022. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that due to the material weakness described below, our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022.

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

In October 2020, we purchased our first CLIA licensed laboratory in Old Bridge, New Jersey, where we offer a variety of important medical tests, including, among others, COVID-19 diagnostic testing. In December 2020, we expanded our diagnostic services to a second location in Garden City, New York. In August 2021, we acquired Nebula, a privately-owned personal genomics company. We intend to integrate Nebula’s whole genome sequencing services with the clinical diagnostic services already offered at our CLIA-certified molecular testing laboratories. In March 2022, we formed ProPhase BioPharma, Inc. for the licensing, development and commercialization of novel drugs and compounds. We may in the future consider and pursue investments and acquisitions in other sectors and industries.

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

Our customer base for our COVID-19 tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 31.5% and 64.7% of our diagnostic services revenue for the nine months ended September 30, 2022 and 2021, respectively was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administrations (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to the lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform limited testing for uninsured persons and are incurring the accompanying costs.

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

We are early in the development of our Linebacker portfolio (LB-1 and LB-2) product candidates. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will be a result of the successful development and eventual commercialization of these product candidates, which may never occur. Our product candidates may have adverse side effects or fail to demonstrate safety and efficacy. Additionally, our product candidates may have other characteristics that may make them impractical or prohibitively expensive for large-scale manufacturing. Furthermore, our drug product candidates may not receive regulatory approval or, if they do, they may not be accepted by the medical community or patients or may not be competitive with other products that become available.

We must submit IND applications to the FDA to initiate clinical trials in the United States. The filing of IND applications is subject to additional preclinical research, research-scale and clinical-scale manufacturing, and other factors yet to be identified. In addition, commencing any new clinical trial is subject to review by the FDA based on the acceptability and sufficiency of our chemistry, manufacturing, and controls (“CMC”), and preclinical information provided to support our IND applications. If the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests for additional data or information, our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA or foreign regulatory authorities, these regulatory authorities could disagree that we have satisfied all requirements to initiate our clinical trials or they may change their position on the acceptability of our trial design or the clinical endpoints selected. They could impose a clinical hold, which may require us to complete additional preclinical studies or clinical trials. The success of our drug product candidates will depend on several factors, including the following:

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

We are focused initially on our Linebacker portfolio (LB-1 and LB-2) and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to that product candidate.

If we experience delays or difficulties enrolling patients in the clinical trials for our drug product candidates, our ability to advance our product candidates through clinical development and the regulatory process could be delayed or prevented.

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

Failure to obtain marketing approval for a drug product candidate will prevent us from commercializing the drug product candidate in a given jurisdiction. ProPhase BioPharma, Inc. (PBIO) has not received approval or authorization to market any drug product candidates from regulatory authorities in any jurisdiction and it is possible that none of its drug product candidates or any drug product candidates it may seek to develop in the future will ever obtain marketing approval or commercialization. PBIO has have not previously submitted a NDA to the FDA or made a similar submission to any foreign regulatory authority. A NDA must include extensive preclinical and clinical data and supporting information to establish a drug product candidate’s safety and efficacy for each desired indication. The NDA must also include significant information regarding the chemistry, manufacturing, and controls for our product. Any drug product candidates we develop may not be effective; may be only moderately effective; or may prove to have undesirable or unintended side effects, toxicities, or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use. The FDA and other regulatory authorities have substantial discretion in the approval process and may refuse to accept our NDA applications and decide that our data are insufficient and require additional preclinical studies or clinical trials. The same may happen with review of our drug product candidates by foreign regulatory authorities. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit, or prevent marketing approval of our drug product candidates. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render our approved product not commercially viable. If we experience delays in obtaining approval or if we fail to obtain approval of any drug product candidates we may develop, the commercial prospects for those drug product candidates and our ability to generate revenues will be materially impaired and we may lose competitive lead time as similar products enter the market.

If ProPhase Biopharma, Inc. (PBIO) is unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to generate product revenue.

To achieve commercial success for any approved product for which PBIO retains sales and marketing responsibilities, PBIO must develop and build a sales and marketing team or make arrangements with third parties to perform these services. There are risks involved with both establishing internal sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay product launch. PBIO will have to compete with other supplement, pharmaceutical and biotechnology companies to recruit, hire, train, and retain marketing and sales personnel. If the commercial launch of a product for which we have recruited a sales force and established marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses, which may be costly and our investment will be lost if we cannot retain or reposition our sales and marketing personnel.

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

The biopharmaceutical industry is characterized by intense competition and rapid innovation. Our potential competitors include major multi-national pharmaceutical and supplement companies, established biotechnology companies, specialty pharmaceutical companies, and universities and other research institutions. Many of our competitors have substantially greater financial, technical, and other resources, such as larger research and development staffs, established manufacturing capabilities and facilities, and experienced marketing organizations with well-established sales forces. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies that have greater resources. Mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated on our competitors. Competition may increase further as a result of advances in the commercial applicability of genome editing or other new technologies and greater availability of capital for investment in these industries. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient enrollment for participation in clinical trials, as well as in acquiring technologies complementary to, or necessary for, our development programs. Our commercial opportunities could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient to administer, have broader acceptance and higher rates of reimbursement by third-party payors, or are less expensive than any product candidates that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, new technologies developed by our competitors may render our product candidates uneconomical or obsolete, and we may not be successful in marketing any product candidates we may develop against competitor products. The key competitive factors affecting the success of our product candidates are likely to be their efficacy, safety, and availability of reimbursement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 through July 31, 2022	-	$-	-	$-
August 1 through August 31, 2022	-	-	-	-
September 1 through September 30, 2022	5,048	10.00	5,048	5,949,520
Total	5,048	$10.00	5,048	5,949,520

(1) On July 24, 2021, the board of directors of the Company approved a share repurchase program authorizing the Company to purchase up to $6 million of the Company’s common stock. The program became effective August 17, 2022 and will expire on February 17, 2023

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

10.1	License Agreement by and between ProPhase BioPharma, Inc. and Global BioLife, Inc., dated July 19, 2022 (effective as of July 18, 2022) (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on July 21, 2022)

10.2	Separation Agreement and Release, dated October 4, 2022, by and between ProPhase Labs, Inc. and Bill White (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on October 7, 2022)

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 10, 2022
	By:	/s/ Monica Brady
Monica Brady
Chief Accounting Officer (Principal Accounting and Financial Officer)
Date: November 10, 2022

