Form 10-Q
period 2023-03-31
ProPhase Labs, Inc.
filed 2023-05-12
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding May 5, 2023
Common Stock, $0.0005 par value	17,182,841

ProPhase Labs, Inc. and Subsidiaries
2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,613	$9,109
Marketable debt securities, available for sale	5,946	8,328
Accounts receivable, net	37,836	37,054
Inventory, net	4,311	3,976
Prepaid expenses and other current assets	3,573	2,366
Total current assets	61,279	60,833

Property, plant and equipment, net	8,891	7,288
Prepaid expenses, net of current portion	121	121
Operating lease right-of-use asset, net	3,974	4,059
Intangible assets, net	14,524	8,475
Goodwill	5,231	5,709
Deferred tax asset	191	—
Other assets	1,163	1,163
TOTAL ASSETS	$95,374	$87,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,866	$5,905
Accrued diagnostic services	353	1,009
Accrued advertising and other allowances	151	99
Operating lease liabilities	298	301
Deferred revenue	2,841	2,499
Income tax payable	3,849	4,190
Other current liabilities	6,109	2,072
Total current liabilities	18,467	16,075

Non-current liabilities:
Deferred revenue, net of current portion	1,160	1,059
Deferred tax liability, net	—	224
Unsecured promissory notes, net of discount of $376 and $0	7,224	—
Unsecured convertible promissory notes, net	2,400	2,400
Operating lease liabilities, net of current portion	4,182	4,259
Due to sellers (see Note 3)	2,000	—
Total non-current liabilities	16,966	7,942
3

Total liabilities	35,433	24,017

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 16,851,041 and 16,210,776 shares outstanding, respectively	17	16
Additional paid-in capital	111,482	109,138
Retained earnings	12,303	11,753
Treasury stock, at cost, 18,934,955 and 18,126,970 shares, respectively	(63,953)	(58,033)
Accumulated other comprehensive loss	92	757
Total stockholders’ equity	59,941	63,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$95,374	$87,648
See accompanying notes to these condensed consolidated financial statements
4

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Revenues, net	$19,303	$47,531
Cost of revenues	8,783	18,854
Gross profit	10,520	28,677

Operating expenses:
Diagnostic expenses	1,203	4,672
General and administration	8,298	7,824
Research and development	144	35
Total operating expenses	9,645	12,531
Income from operations	875	16,146

Interest income, net	11	73
Interest expense	(215)	(233)
Other income (loss)	(107)	(76)
Income from operations before income taxes	564	15,910
Income tax expense	14	3,416
Income from operations after income taxes	550	12,494
Net income	$550	$12,494

Other comprehensive (loss) income:
Unrealized loss on marketable debt securities	(665)	37
Total comprehensive (loss) income	$(115)	$12,531

Earnings per share:
Basic	$0.03	$0.81
Diluted	$0.03	$0.68

Weighted average common shares outstanding:
Basic	16,748	15,486
Diluted	18,061	18,740
See accompanying notes to these condensed consolidated financial statements
5

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2023	16,210,776	$16	$109,138	$11,753	$(58,033)	$757	$63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchase of common shares	(63,616)	—	—	—	(541)	—	(541)
Unrealized loss on marketable debt securities	—	—	—	—	—	(665)	(665)
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(5,379)	—	(5,379)
Stock-based compensation	—	—	947	—	—	—	947
Net income	—	—	—	550	—	—	550
Balance as of March 31, 2023	16,851,041	$17	$111,482	$12,303	$(63,953)	$92	$59,941

	For the Three Months Ended March 31, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022	15,485,000	$16	$104,552	$2,642	$(48,407)	$(175)	$58,628
Issuance of common shares for debt conversion	200,000	—	600	—	—	—	600
Cash dividends	—	—	—	(4,646)	—	—	(4,646)
Repurchase of common shares	(200,000)	—	—	—	(1,150)	—	(1,150)
Unrealized loss on marketable debt securities	—	—	—	—	—	37	37
Stock-based compensation	—	—	482	—	—	—	482
Net loss	—	—	—	12,494	—	—	12,494
Balance as of March 31, 2022	15,485,000	$16	$105,634	$10,490	$(49,557)	$(138)	$66,445
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$550	$12,494
Adjustments to reconcile net income to net cash provided by operating activities:
Realized loss on marketable debt securities	107	179
Depreciation and amortization	1,292	1,249
Accretion of debt discount	20	1
Amortization on operating lease right-of-use assets	85	83
Gain on sale of assets	—	(23)
Stock-based compensation expense	947	482
Change in fair value of investment securities	—	76
Accounts receivable allowances	(147)	(924)
Inventory valuation reserve	—	25
Bad debt expenses	230	—
Changes in operating assets and liabilities:
Accounts receivable	(864)	1,938
Inventory	(335)	(105)
Prepaid expenses and other current assets	(2,107)	(126)
Deferred tax asset	(96)	—
Other assets	—	360
Accounts payable and accrued expenses	(2,661)	1,178
Accrued diagnostic services	(656)	(878)
Accrued advertising and other allowances	52	—
Deferred revenue	443	165
Deferred tax liability	—	443
Operating lease liabilities	(80)	(73)
Income tax payable	(341)	2,973
Other current liabilities	4,037	770
Net cash provided by operating activities	476	20,287

Cash flows from investing activities
Business acquisitions, escrow received	478	—
Asset acquisition, net of cash acquired	(2,904)	—
Purchase of marketable securities	—	(206)
Proceeds from sale of marketable debt securities	1,291	5,300
Proceeds from dispositions of property and other assets, net	—	85
Capital expenditures	(517)	(1,095)
Net cash (used in) provided by investing activities	(1,652)	4,084

Cash flows from financing activities
Proceeds from issuance of secured note payable	7,600	—

Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	(5,379)	—
Repurchases of common shares	(541)	(1,150)
Repayment of note payable	—	(1,426)
Payment of dividends	—	(4,646)
Net cash provided by (used in) financing activities	1,680	(7,222)

Increase in cash, cash equivalents and restricted cash	504	17,149
Cash and cash equivalents, at the beginning of the period	9,109	8,658
Cash and cash equivalents, at the end of the period	$9,613	$25,807

Supplemental disclosures:
Cash paid for income taxes	$1,500	$—
Interest payment on the promissory notes	$203	$241

Supplemental disclosure of non-cash investing and financing activities:
Financed capital expenditures	$1,623	$—
Common stock issued in Asset Acquisition	$1,000	$—
Issuance of common shares for debt conversion	$—	$600
Net unrealized loss, investments in marketable debt securities	$—	$37
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Business
ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified company that offers a range of services including genomics testing, diagnostic testing and contract manufacturing. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics. We currently conduct our operations through two operating segments: diagnostic services and consumer products.
Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and prepared to validate other Respiratory Pathogen Panel (RPP) molecular tests through our diagnostic services business. In August 2021 we began offering personal genomics products and services and in July 2022 we began focusing on the licensing, development and commercialization of novel drugs, dietary supplements, compounds and diagnostics.
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
Our wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”) was formed on June 28, 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds beginning with Equivir (dietary supplement) and Equivir G (Rx). In July 2022, PBIO announced a second licensing agreement for two small molecule PIM kinase inhibitors, Linebacker LB-1 and LB-2, with plans to pursue development and commercialization of LB-1 as a cancer co-therapy.
In January 2023, the Company acquired exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening Test and related intellectual property assets.
Our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”), is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.
We also develop and market dietary supplements under the TK Supplements® brand.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
change in fair value reported on the condensed consolidated statements of operation and comprehensive income (loss). The components of marketable securities are as follows (in thousands):

	As of March 31, 2023
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$1,451	$—	$1,451
Corporate obligations	4,395	100	—	4,495
	$4,395	$1,551	$—	$5,946

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$1,478	$—	$1,478
Corporate obligations	5,496	1,354	—	6,850
Marketable equity securities	—	—	—	—
	$5,496	$2,832	$—	$8,328
There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three months ended March 31, 2023 and 2022.
Goodwill
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
During the three months ended March 31, 2023, the Company received $0.5 million in connection with terms from an escrow agreement from the purchase of Nebula. The receipt of this escrow payment reduced the excess consideration paid for Nebula and was recorded as a reduction of the Goodwill at the time of receipt.
Revenue Recognition
The Company recognizes revenues in accordance with FASB Accounting Standards Codification ("ASC") 606, Revenues from Contracts with Customers. The Company recognizes revenue that represents the transfer of promised goods or services to customers at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company recognizes revenue when performance obligations with our customers have been satisfied. At contract inception, we evaluate the contract to determine if revenue should be recognized using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
Income Taxes
The Company recognizes deferred tax liabilities and assets based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities, using enacted tax rates in effect in the years the differences are expected to reverse.
The provision for, or benefit from, income taxes includes deferred taxes resulting from the temporary differences in income for financial and tax purposes using the liability method. Future realization of deferred income tax assets requires sufficient taxable income within the carryback, carryforward period available under tax law. We evaluate, on a quarterly basis whether, based on all available evidence, it is probable that the deferred income tax assets are realizable. Valuation allowances are established when it is more likely than not that the tax benefit of the deferred tax asset will not be

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
realized. The evaluation, as prescribed by ASC 740-10, “Income Taxes,” includes the consideration of all available evidence, both positive and negative, regarding historical operating results including recent years with reported losses, the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards, and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.
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
Recently Issued Accounting Standards, Adopted
On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) ASU 2016-13 requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, accounts receivable and available for sale debt securities and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
Note 3 - Asset Acquisition

Stella Diagnostics - Asset Purchase Agreement

On December 15, 2022, the Company entered into an Asset Purchase Agreement (the “Stella Purchase Agreement”), with Stella Diagnostics Inc. (“Stella”) and Stella DX, LLC (“Stella DX” and, together with Stella, the “Stella Sellers”), pursuant to which, on January 3, 2023, the Company purchased all of the assets, rights and interests of the Stella Sellers and their affiliates pertaining to the Stella Sellers’ BE-Smart Esophageal Pre-Cancer Diagnostic Screening Test and certain clinical assets, including all intellectual property rights (the “Stella Purchased Assets”).

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the Promissory Note Payoff Amount of $0.4 million, and (ii) issued to Stella DX 100,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $10.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $0.4 million were paid in 2022. The balance of the consideration was paid at closing during the three months ended March 31, 2023.

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million and will be marked to market until settlement through other income or expense in the consolidated statements of operations. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin (as defined in the Stella Purchase Agreement) for such Annual Period.
The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. In connection with the Stella Purchased Assets, the Company incurred $0.2 million in transaction costs, which were capitalized into the purchase price of the Stella Purchased Assets. The total purchase price for the Stella Purchased Assets was $6.8 million, which was allocated to the proprietary technology intangible asset acquired. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of five years.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 - Intangible Assets, Net
During the three months ended March 31, 2023, the Company acquired intangible assets of $6.8 million included with proprietary intellectual property, in connection with the acquisition of the Stella Purchased Assets. See Note 3.
Intangible assets as of March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31, 2023	December 31, 2022	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,063	4,260	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,100	12,297
Less: accumulated amortization	(4,576)	(3,822)
Total intangible assets, net	$14,524	$8,475
Amortization expense for acquired intangible assets was $754,000 and $709,000 during the three months ended March 31, 2023 and 2022, respectively. The estimated future amortization expense of acquired intangible assets as of March 31, 2023 is as follows (in thousands):

Remaining periods in the year ended December 31, 2023	$2,191
Year ended December 31, 2024	2,583
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Thereafter	3,185
$14,524
Note 5 -Unsecured Promissory Notes Payable

2023 Unsecured Promissory Note Payable

On January 26, 2023, the Company issued an unsecured promissory note (the “2023 Note”) and guaranty for an aggregate principal amount of $7.6 million. The 2023 Note is due and payable on January 27, 2026, the third anniversary of the date on which the 2023 Note was funded (the “Closing Date”), and accrues interest at a rate of 10% per year from the Closing Date, payable on a quarterly basis, until the 2023 Note is repaid in full. The Company has the right to prepay the 2023 Note at any time after the Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to the note holder. Repayment of the 2023 Note has been guaranteed by the Company’s wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. In addition to the 2023 Note, the Company issued warrants to purchase 76,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 year, vesting immediately. The warrants were valued at $400,000 fair value,using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 81.5%, risk free interest rate of 3.62% and expected warrant life of 5 years. The relative fair value of the warrant was $380,000 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. As of March 31, 2023, the unpaid principal balance of the 2023 Note was $7.2 million, net of debt discount of $0.4 million.
2020 Unsecured Convertible Notes Payable
On September 15, 2020, the Company issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10 million to two investors (collectively, the “Lenders”).

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
On February 28, 2022, the Company entered into a letter agreement (the “Letter Agreement”) with one of the Lenders providing for the payoff of its September 2020 Note in the principal amount of $2,000,000.
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
The September 2020 Note that remains outstanding as of March 31, 2023 is due and payable on September 15, 2023 and accrues interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Note is repaid in full. At March 31, 2023 and 2022, the unpaid balance of the September 2020 Notes was $2.4 million and $8.0 million, respectively.
For the three months ended March 31, 2023 and 2022, interest expense, including accretion of debt discount was $215,000 and $233,000, respectively.
Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2023 and December 31, 2022, no shares of preferred stock have been issued.
Common Stock Dividends
No dividends have been declared during the three months ended March 31, 2023.
On February 14, 2022, the board of directors of the Company declared a special cash dividend of $0.30 per share on the Company’s common stock, paid on March 10, 2022, in the amount of $4.6 million to holders of record of the Company’s common stock on March 1, 2022.
Common Stock
Stock Repurchase Program
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
Following the Commencement Date (as defined in the stock repurchase agreement), and for a period of six months thereafter, repurchases may be made through open market transactions (based on prevailing market prices), privately negotiated transactions, block trades, or any combination thereof, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
There were 63,616 shares repurchased under this new program during the three months ended March 31, 2023.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
On September 8, 2021, the board of directors (the “Board”) approved a stock repurchase program under which the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period. This stock repurchase program expired on March 30, 2022. During the three months ended March 31, 2022, the Company did not make any common shares repurchase under this stock repurchase program.
The 2022 Directors’ Equity Compensation Plan
On May 19, 2022, the stockholders of the Company approved the 2022 Directors’ Equity Compensation Plan (the “2022 Directors’ Plan”) at the 2022 Annual Meeting of Stockholders of the Company (the “2022 Annual Meeting”). The 2022 Directors’ Plan amended and restated the Company’s Amended and Restated 2010 Directors’ Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 300,000 shares and for the adjustment of the per share exercise price of stock options granted under the 2022 Plan in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).
As of March 31, 2023, there were 180,000 shares of common stock available to be issued under the 2022 Directors’ Plan. There were no options issued under this plan during the three months ended March 31, 2023.
The 2010 Directors’ Equity Compensation Plan
On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Directors’ Equity Compensation Plan (the “Amended 2010 Directors’ Plan”) at the 2021 Annual Meeting of Stockholders of the Company (the “2021 Annual Meeting”). The Amended 2010 Directors’ Plan authorized the issuance of up to 775,000 shares of common stock. This plan was amended and restated on April 11, 2022 (to become the 2022 Directors' Plan), subject to stockholder approval, which was obtained at the 2022 Annual Meeting.
During the three months ended March 31, 2022, there were no stock options issued under the Amended 2010 Directors’ Plan.
The 2022 Equity Compensation Plan
On May 19, 2022, the stockholders of the Company approved the 2022 Equity Compensation Plan (the “2022 Plan”) at the 2022 Annual Meeting. The 2022 Plan amended and restated the Company’s Amended and Restated 2010 Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 1,000,000 shares and for the adjustment of the per share exercise price of stock options granted under the 2022 Plan in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).
As of March 31, 2023, there were 803,285 shares of common stock available to be issued under the 2022 Plan. During the three months ended March 31, 2023, there were 205,000 issued under the 2022 Plan.
The 2010 Equity Compensation Plan
On May 20, 2021, the stockholders of the Company approved the Amended and Restated 2010 Equity Compensation Plan (the “Amended 2010 Plan”) at the 2021 Annual Meeting. The Amended 2010 Plan authorized the issuance of up to 4,900,000 shares of common stock. This plan was amended and restated on April 11, 2022 (to become the 2022 Plan), subject to stockholder approval, which was obtained at the 2022 Annual Meeting.
During the three months ended March 31, 2022, there were no stock options issued under the Amended 2010 Plan.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
2,300,000 shares had been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer.
The 2018 Stock Plan required certain proportionate adjustments to be made to the stock options granted under the 2018 Stock Plan upon the occurrence of certain events, including a special distribution (whether in the form of cash, shares, other securities, or other property) in order to maintain parity. Accordingly, the Compensation Committee of the board of directors, as required by the terms of the 2018 Stock Plan, adjusted the exercise price of the CEO Option in connection with each special cash dividend paid by the Company proportionately to the amount of the dividend paid. The final exercise price of the CEO Option was $0.60 per share after the latest special cash dividend paid on June 3, 2022.
During the three months ended March 31, 2023 and 2022, 1,100,000 and 0 stock options were exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
Inducement Option Awards
There were no issuances of inducements awards during the three months ended March 31, 2023 and 2022.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
During the three months ended March 31, 2023, the Company granted options to purchase 205,000 shares of the Company’s common stock to various employees and consultants. The options grant date fair value was valued at $0.9 million, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options with the following assumptions: no dividend yield, expected volatility of 80.9%, risk free interest rate of 3.78% and expected warrant life of 4.25 years. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes stock option activity during the three months ended March 31, 2023, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2023	3,952	$5.36	4.0	$20,379
Granted	205	6.84	7.0	—
Cashless exercised	(1,348)	0.99	—	—
Forfeited	(38)	2.64	—	—
Outstanding as of March 31, 2023	2,771	$7.49	5.2	$3,939
Options vested and exercisable	1,661	$6.84	4.9	$3,172
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $7.62 for the Company’s common stock on March 31, 2023.
During the three months ended March 31, 2023 certain holders of stock options elected to exercise their stock options pursuant to a cashless exercise provision resulting in the net issuance of 603,881 shares of common stock and the return of 744,369 shares to the Company. The Company also made a cash payment of approximately $5.4 million to

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
repurchase 603,881 shares of treasury stock to satisfy tax withholding obligations related to the cashless exercise of these stock options.
Stock Warrants
On January 12, 2023, the Company issued warrants to an advisory firm to purchase 50,000 shares of the Company's common stock at an exercise price of $10.00 for a term of 5 years, vesting immediately. The warrants were valued at 0.3 million fair value,using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.9%, risk free interest rate of 3.53% and expected warrant life of 5 years. These warrants will be expensed over the 1 year term of the engagement which ends on December 31, 2023.
On January 27, 2023, the Company issued five year warrants to purchase 76,000 shares of the Company's common stock with the unsecured promissory note (see Note 5).
The following table summarizes warrant activity during the three months ended March 31, 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2023	855	$8.23	1.9
Granted	126	9.39	4.8
Outstanding as of March 31, 2023	981	$8.38	1.2
Warrants vested and exercisable	981	$8.38	1.2
We recognized $0.9 million and $0.5 million of share-based compensation expense during the three months ended March 31, 2023 and 2022, respectively. We will recognize an aggregate of approximately $4.7 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3.9 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2023 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2022. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of March 31, 2023 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
The Company’s effective tax rate for the three months ended March 31, 2023 is 1.69% and it is primarily driven by federal tax at 21%, state taxes at 10.13%, offset by permanent differences, the R&D credit and state deferred tax benefits.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 8 – Commitments and Contingencies
Manufacturing Agreement
The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan” in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement was to remain in effect until March 29, 2023. Thereafter, the Manufacturing Agreement could be renewed by Nurya for up to four successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.
On November 15, 2022, the Company was notified by Nurya of its election to renew the Manufacturing agreement for one year. As a result, the Manufacturing Agreement will remain in effect until March 29, 2024.
License Agreements
Linebacker LB1 and LB2
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
Equivir
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
BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test
In March 2023, and in connection with the Asset acquisition of Stella,, we announced a collaboration for the continued development of its BE-Smart Esophageal Pre-Cancer diagnostic screening test. We are pursuing initial

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
commercialization of the BE-Smart test as an LDT (Laboratory Developed Test) and RUO (Research Use Only) for the third quarter of 2023 with full commercialization backed by insurance expected by mid-2024.
In connection with the License Agreement, the Company has incurred approximately $0.2 million in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2023. No clinical studies have begun under this agreement.
Litigation
In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.
Note 9 – Leases
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
The NY First Floor Lease became effective as of June 10, 2022 and will commence upon the date of the Landlord’s substantial completion of certain improvements to the NY First Floor Leased Premises (the “First Floor Commencement Date”), as set forth in the NY First Floor Lease, targeted to be approximately five months from the execution of the NY First Floor Lease. The initial term of the NY First Floor Lease will expire on July 15, 2031, unless sooner terminated as provided in the NY First Floor Lease. As of March 31, 2023, lease commencement has not yet begun.
At March 31, 2023 and December 31, 2022, we had operating lease liabilities for the New York and New Jersey leases of approximately $4.5 million and $4.6 million, respectively, and and right of use assets of approximately $4.0 million and $4.1 million, respectively, which were included in the condensed consolidated balance sheet.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022
Operating leases
Operating lease cost	$204	$204
Operating lease expense	204	204
Total rent expense	$204	$204
Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

Remaining periods in the year ended December 31, 2023	$659
Year Ended December 31, 2024	747
Year Ended December 31, 2025	768
Year Ended December 31, 2026	783
Year Ended December 31, 2027	804
Thereafter	3,071
Total	6,832
Less present value discount	(2,352)
Operating lease liabilities	$4,480
Note 10 - Segment Information
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a summary of segment information for three months ended March 31, 2023 and 2022 (amounts in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022
Net revenues
Diagnostic services	$14,524	$44,913
Consumer products	4,779	2,618
Consolidated net revenue	19,303	47,531
Cost of revenue
Diagnostic services	5,222	16,702
Consumer products	3,561	2,152
Consolidated cost of revenue	8,783	18,854
Depreciation and amortization expense
Diagnostic services	931	576
Consumer products	306	600
Total Depreciation and amortization expense	1,237	1,176
Operating and other expenses	8,612	11,591
Income (loss) from operations, before income taxes
Diagnostic services	4,397	20,026
Consumer products	(1,029)	(1,863)
Unallocated corporate	(2,804)	(2,253)
Total income from operations, before income taxes	564	15,910
Income tax expense	14	3,416
Total income (loss) from operations, after income taxes	550	12,494
Net income (loss)	$550	$12,494
The following table is a summary of segment information as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
ASSETS
Diagnostic services	$50,667	$50,832
Consumer products	23,507	22,080
Unallocated corporate	21,200	14,736
Total assets	$95,374	$87,648
Note 11 - Earnings Per Share
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022
Net income - basic	$550	$12,494
Interest on unsecured convertible promissory note	60	232
Net income - diluted	$610	$12,726

Weighted average shares outstanding - basic	16,748	15,486
Diluted shares- Stock Options	22	2,232
Diluted shares- Stock Warrants	1,051	222
Unsecured convertible promissory note	240	800
Weighted average shares outstanding - diluted	18,061	18,740
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended
Anti-dilutive securities	March 31, 2023	March 31, 2022
Common stock purchase warrants	581	455
Stock Options	870	810
Anti-dilutive securities	1,451	1,265
Note 12 - Subsequent Events
On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency (“PHE”) would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. While the Company is still assessing the impact this may have on our operations and financial performance, it could impact our ability to collect insurance reimbursements and could negatively impact revenues in future periods.
On April 4, 2023, the Company granted, in the aggregate, 550,000 stock options to its CEO and CFO under the 2022 Plan with an exercise price of $9.00. The options vest over a 5-year period in equal annual installments. The estimated fair value of these options at the date of grant was $2.7 million, which will be expensed over the vesting term.
On April 6, 2023, the Company issued 250,000 five year warrants to a consultant that vested at the time of grant and an exercise price of $9.00. The estimated fair value of these options at the date of grant were $1.4 million, which will be expensed over the term of the consulting agreement.
On April 7, 2023, the Company replaced, 250,000 stock options to an employee under the 2022 Plan with an exercise price of $10.00, The options vest 25% on the date of grant with the remaining 75% vesting over a 3-year period in equal annual installments. The estimated fair value of these options at the date of grant was $1.5 million, which will be expensed over the vesting term. The Company will recognize the incremental fair value resulting from the modification of these options.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “2022 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.
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
Such risks and uncertainties include, but are not limited to:
•our ability to manage our growth successfully and to compete effectively;
•potential disruptions to our supply chain, increases in the price of testing supplies, equipment and raw materials need for our businesses, or the adulteration of key testing materials and raw materials needed for our businesses;
•potential product liability claims;
•our ability to secure additional capital, when needed to support our businesses;
•our dependence on key personnel and our ability to attract, retain and motivate our key employees;
•our ability to generate revenue and sufficient profits from Respiratory Pathogen Panel (“RPP”) Molecular tests if and when demand for COVID-19 testing becomes no longer necessary;
•Our ability to collect payment for the tests we deliver and to comply with complex billing requirements;
•Our dependence on our largest diagnostic services customers;
•Our ability to successfully offer, perform and generate revenues from our personal genomics businesses;
•Potential disruptions in our ability to manufacture our products and those of others;
•Seasonal fluctuations in demand for the products and services we provide;
•Risks related to the initiation, cost, timing, progress and results of current and future research and development programs, preclinical studies and clinical trials and our ability to obtain and maintain regulatory approvals;
•Our ability to successfully develop and commercialize our existing products and any new products;

•Our ability to protect our proprietary rights;
•Our ability to comply with complex regulatory requirements applicable to our businesses;
•Our dependence on third parties to provide services critical to our businesses; and
•General economic conditions, including rising inflation and interest rates.
Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should also consider carefully the statements we make under other sections of this Quarterly Report and in our 2022 Annual Report, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
General
We are a diversified company that offers a range of services including genomics testing, diagnostic testing and contract manufacturing. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.
We conduct our operations through two operating segments: diagnostic services and consumer products.
Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and were prepared to validate other RPP Molecular tests through our diagnostic service business. In August 2021 we began offering personal genomics products and services and in July 2022 we began focusing on the licensing, development and commercialization of novel drugs, dietary supplements, compounds and diagnostics.
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
In January 2023, we acquired exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening Test and related intellectual property assets.

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
Results of Operations
Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022
For the three months ended March 31, 2023, net revenue was $19.3 million as compared to $47.5 million for the three months ended March 31, 2022. The decrease in net revenue was the result of a $30.4 decrease in net revenue from diagnostic services, partially offset by a $2.2 million increase in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from 377,000 tests in the first quarter of 2022 to 120,000 tests in the first quarter of 2023, of which 69.0% and 0% were reimbursed by the HRSA uninsured program, respectively. The average variable consideration received was $121.03 per adjudicated test in the first quarter of 2023 compared to $120.14 per adjudicated test in the first quarter of 2022.
Cost of revenues for the three months ended March 31, 2023 were $8.8 million, comprised of $5.2 million for diagnostic services and $3.6 million for consumer products. Cost of revenues for the three months ended March 31, 2022 were $18.9 million, comprised of $16.7 million for diagnostic services and $2.2 million for consumer products.
We realized a gross profit of $10.5 million for the three months ended March 31, 2023 as compared to $28.7 million for the three months ended March 31, 2022. The decrease of $18.2 million was comprised of a decrease of $18.9 million in diagnostic services, partially offset by an increase of $0.8 million in consumer products. For the three months ended March 31, 2023 and 2022 we realized an overall gross margin of 54.5% and 60.3%, respectively. Gross margin for diagnostic services was 64.0% and 62.8% in the 2023 and 2022 comparable periods, respectively. The increase in gross margin was principally due to (i) increased efficiencies in our lab processing, (ii) a decrease in sample collection costs and (iii) a decrease in cost of test materials. Gross margin for consumer products was 25.5% and 17.8% in the 2023 and 2022 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the three months ended March 31, 2023 were $1.2 million compared to $4.7 million for the three months ended March 31, 2022. The decrease of $3.5 million was due to decreased COVID-19 testing volumes in 2023 compared to the 2022 period as a result of the Omicron variant, which emerged in late 2021.

General and administration expenses for the three months ended March 31, 2023 were $8.3 million as compared to $7.8 million for the three months ended March 31, 2022. The increase of $0.5 million in general and administration expenses was principally related to an increase in personnel expenses and professional fees associated with our diagnostic services business.
Research and development costs for the three months ended March 31, 2023 were $144,000 as compared to $35,000 for the three months ended March 31, 2022. The increase in research and development costs for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was principally due to increased activities at PBIO. These activities include product research and field testing.
Interest and other income for the three months ended March 31, 2023 and 2022 was $11,000 and $73,000, respectively. The decrease in interest income for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the three months ended March 31, 2023 was $215,000 compared to $233,000 for the three months ended March 31, 2022. The decrease in interest expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was principally due to the repayment of notes in the third quarter of 2022.
As a result of the effects described above, net income for the three months ended March 31, 2023 was $0.6 million, or $0.03 per share, as compared to $12.5 million, or $0.81 per share, for the three months ended March 31, 2022. Diluted earnings per share for the three months ended March 31, 2023 and 2022 were $0.03 and $0.68, respectively.
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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended
	March 31, 2023	March 31, 2022
GAAP net income (1)	$550	$12,494
Interest, net	204	160
Income tax expense	14	—
Depreciation and amortization	1,292	1,250
EBITDA	2,060	13,904
Share-based compensation expense	947	482
Non-cash rent expense (2)	6	10
Bad debt expense	74	250
Adjusted EBITDA	$3,087	$14,646
(1)We believe that net income (loss) is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA measure the Company’s operating performance without regard to certain expenses. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and the Company’s computation of EBITDA and Adjusted EBITDA may vary from others in the industry. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.
(2)The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of March 31, 2023 were $9.6 million as compared to $9.1 million at December 31, 2022. Our working capital was 42.8 million and $44.8 million as of March 31, 2023 and December 31, 2022, respectively. The increase of $0.5 million in our cash and cash equivalents for the three months ended March 31, 2023 was principally due to the proceeds from the sale of marketable debt securities of $1.3 million, proceeds issuance of notes payable of $7.6 million, and $0.5 million cash provided by operating activities, offset by (i) the asset purchase of Stella of $2.9 million, (ii) repurchase of common shares for payment of statutory taxes due on cashless exercise of options for $5.4 million, (iii) repurchase of common shares for $0.5 million and (iii) capital expenditures of $0.5 million.
To date the principal sources of capital to fund our operations have been from diagnostic services, genomics sequencing, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of the diagnostic business and the Company’s focus thus far on COVID-19 testing, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its diagnostic testing business beyond COVID-19 testing services.
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

There are still numerous uncertainties associated with the COVID-19 pandemic, including their ability to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, including business closures, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties all of which could negatively impact our Company as a whole.
The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to develop and commercialize products.
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 0% and 69.0% of our diagnostic services revenue for the three months ended March 31, 2023 and 2022, respectively, was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform testing for uninsured persons and are incurring the accompanying costs.
On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency (“PHE”) would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. While the Company is still assessing the impact this may have on our operations and financial performance, it could impact our ability to collect insurance reimbursements and could negatively impact revenues in future periods.

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
As of March 31, 2023, we have not sold any shares under the Sales Agreement.
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
Recently Issued Accounting Standards, Adopted
On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) ASU 2016-13 requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, accounts receivable and available for sale debt securities and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2023. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2023.
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
The Company’s wholly-owned subsidiary, TK Supplements, Inc., is the defendant in Aviles v. TK Supplements, Inc., a purported class action pending in the Superior Court for the State of California, County of Los Angeles. In the complaint that was filed on April 27, 2023, the plaintiff alleges that TK Supplements falsely advertised its Legendz XL male enhancement supplement in violation of California’s Consumer Legal Remedies Act. The plaintiff is seeking certification of a class of California purchasers; actual, statutory and punitive damages; an award of attorneys’ fees and costs; and all other relief at law or in equity as may be proper. The Company believes the lawsuit and the allegations contained therein are without merit and intends to vigorously defend against the litigation.
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March29, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities

—	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2023	31,784	$9.04	31,784	$5,712,644
February 1 through February 28, 2023	11,096	8.06	11,096	$5,623,260
March 1, 2023 through March 31, 2023	20,736	7.93	20,736	$5,458,874
Total	63,616	$25.03	63,616	5,458,874
(1)On March 15, 2023, the board of directors of the Company approved a share repurchase program authorizing the Company to purchase up to $6 million of the Company’s common stock. The program will expire on September 15, 2023.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description

10.1
Unsecured Promissory Note and Guaranty issued to JXVII Trust, dated January 26, 2023 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2023)

10.2
Common Stock Purchase Warrant issued to JXVII Trust, dated January 27, 2023 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2023)

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

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 12, 2023
	By:	/s/ Robert A Morse Jr.
Robert A. Morse Jr.
Chief Financial Officer (Principal Accounting and Financial Officer)
Date: May 12, 2023