Form 10-Q
period 2023-06-30
ProPhase Labs, Inc.
filed 2023-08-11
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding August 4, 2023
Common Stock, $0.0005 par value	16,845,029

ProPhase Labs, Inc. and Subsidiaries
2

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$3,824	$9,109
Marketable debt securities, available for sale	5,280	8,328
Accounts receivable, net	38,572	37,054
Inventory, net	3,623	3,976
Prepaid expenses and other current assets	3,667	2,366
Total current assets	54,966	60,833

Property, plant and equipment, net	8,831	7,288
Prepaid expenses, net of current portion	832	121
Operating lease right-of-use asset, net	4,788	4,059
Intangible assets, net	13,769	8,475
Goodwill	5,231	5,709
Deferred tax asset	1,478	—
Other assets	1,163	1,163
TOTAL ASSETS	$91,058	$87,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,786	$5,905
Accrued diagnostic services	342	1,009
Accrued advertising and other allowances	71	99
Finance lease liabilities	364	—
Operating lease liabilities	1,114	301
Deferred revenue	2,249	2,499
Income tax payable	2,392	4,190
Other current liabilities	2,357	2,072
Total current liabilities	13,675	16,075

Non-current liabilities:
Deferred revenue, net of current portion	1,111	1,059
Deferred tax liability, net	—	224
Unsecured convertible promissory notes, net	2,400	2,400
Unsecured convertible promissory notes, net of discount of $334 and $0	7,246	—
Due to sellers (see Note 3)	2,000	—
Finance lease liabilities, net of current portion	1,090	—
3

Operating lease liabilities, net of current portion	4,279	4,259
Total non-current liabilities	18,126	7,942
Total liabilities	31,801	24,017

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 16,845,029 and 16,210,776 shares outstanding, respectively	17	16
Additional paid-in capital	113,789	109,138
Retained earnings	8,863	11,753
Treasury stock, at cost, 18,940,967 and 18,126,970 shares, respectively	(64,000)	(58,033)
Accumulated other comprehensive income	588	757
Total stockholders’ equity	59,257	63,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,058	$87,648
See accompanying notes to these condensed consolidated financial statements
4

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues, net	$13,217	$29,092	$32,520	$76,623
Cost of revenues	6,769	10,372	15,552	29,226
Gross profit	6,448	18,720	16,968	47,397

Operating expenses:
Diagnostic expenses	597	1,799	1,800	6,471
General and administration	9,937	6,306	18,235	14,130
Research and development	572	28	716	63
Total operating expenses	11,106	8,133	20,751	20,664
(Loss) income from operations	(4,658)	10,587	(3,783)	26,733

Interest income, net	27	25	38	98
Interest expense	(291)	(201)	(506)	(434)
Change in fair value of investment securities	—	—	—	(76)
Other income (loss)	8	—	(99)	—
(Loss) income from operations before income taxes	(4,914)	10,411	(4,350)	26,321
Income tax benefit (expense)	1,474	(2,965)	1,460	(6,381)
(Loss) income from operations after income taxes	(3,440)	7,446	(2,890)	19,940
Net (loss) income	$(3,440)	$7,446	$(2,890)	$19,940

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable debt securities	496	(98)	(169)	(61)
Total comprehensive (loss) income	$(2,944)	$7,348	$(3,059)	$19,879

Earnings per share:
Basic	$(0.20)	$0.48	$(0.17)	$1.28
Diluted	$(0.20)	$0.40	$(0.17)	$1.07

Weighted average common shares outstanding:
Basic	16,845	15,576	16,797	15,531
Diluted	16,845	19,272	16,797	18,964
See accompanying notes to these condensed consolidated financial statements
5

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of April 1, 2023	16,851,041	$17	$111,482	$12,303	$(63,953)	$92	$59,941
Repurchase of common shares	(6,012)	—	—	—	(47)	—	(47)
Unrealized loss on marketable debt securities	—	—	—	—	—	496	496
Stock-based compensation (including $1,251 in prepaid expense)	—	—	2,307	—	—	—	2,307
Net loss	—	—	—	(3,440)	—	—	(3,440)
Balance as of June 30, 2023	16,845,029	$17	$113,789	$8,863	$(64,000)	$588	$59,257

	For the Three Months Ended June 30, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2022	15,485,900	$16	$105,634	$10,490	$(49,557)	$(138)	$66,445
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(1,458)	—	(1,458)
Cash dividends	—	—	—	(4,705)	—	—	(4,705)
Issuance of common shares upon cashless exercise of stock options	236,927	—	—	—		—	—
Unrealized loss on marketable debt securities	—	—	—	—	—	(98)	(98)
Stock-based compensation	—	—	528	—	—	—	528
Net income	—	—	—	7,446	—	—	7,446
Balance as of June 30, 2022	15,722,827	$16	$106,162	$13,231	$(51,015)	$(236)	$68,158
See accompanying notes to these condensed consolidated financial statements

	For the Six Months Ended June 30, 2023
	Common Stock Shares Outstanding		Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of January 1, 2023	16,210,776		$16	$109,138	$11,753	$(58,033)	$757	$63,631
Issuance of common shares for debt conversion	100,000		1	999	—	—	—	1,000
Repurchases of common shares	(69,628)		—	—	—	(588)	—	(588)
Issuance of common stock upon stock options cashless exercise	603,881		—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	0	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—		—	—	—	(5,379)	—	(5,379)
Unrealized loss on marketable debt securities	—		—	—	—	—	(169)	(169)
Stock-based compensation (including $1,251 in prepaid expense)	—		—	3,254	—	—	—	3,254
Net loss	—		—	—	(2,890)	—	—	(2,890)
Balance as of June 30, 2023	16,845,029		$17	$113,789	$8,863	$(64,000)	$588	$59,257

	For the Six Months Ended June 30, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022	15,485,900	$16	$104,552	$2,642	$(48,407)	$(175)	$58,628
Issuance of common shares for debt conversion	200,000	—	600	—	—	—	600
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(1,458)	—	(1,458)
Repurchase of common shares	(200,000)	—	—	—	(1,150)	—	(1,150)
Cash dividends	—	—	—	(9,351)	—	—	(9,351)
Unrealized loss on marketable debt securities, net of taxes	—	—	—	—	—	(61)	(61)
Issuance of common shares upon cashless exercise of stock options	236,927	—	—	—	—	—	—
Stock-based compensation	—	—	1,010	—	—	—	1,010
Net income	—	—	—	19,940	—	—	19,940
Balance as of June 30, 2022	15,722,827	$16	$106,162	$13,231	$(51,015)	$(236)	$68,158

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net (loss) income	$(2,890)	$19,940
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	108	186
Depreciation and amortization	2,639	2,516
Accretion of debt discount	44	2
Amortization on operating lease right-of-use assets	217	168
Loss on sale of assets	—	74
Stock-based compensation expense	2,003	1,010
Change in fair value of investment securities	—	76
Accounts receivable allowances	718	1,988
Inventory valuation reserve	—	25
Bad debt expenses, direct write-off	(194)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	(941)
Inventory	353	66
Prepaid expenses and other current assets	(1,661)	104
Deferred tax asset	(1,790)	(594)
Other assets	—	(674)
Accounts payable and accrued expenses	(1,119)	(2,583)
Accrued diagnostic services	(667)	(1,130)
Accrued advertising and other allowances	(28)	51
Deferred revenue	(198)	474
Deferred tax liability	(307)	—
Lease liabilities	(154)	(147)
Income tax payable	(1,798)	5,475
Other current liabilities	285	(978)
Net cash (used in) provided by operating activities	(6,481)	25,108

Cash flows from investing activities
Business acquisitions, escrow received	478	—
Business acquisitions, net of cash acquired	(2,904)	—
Purchase of marketable securities	(3,819)	(607)
Proceeds from maturities of marketable debt securities	4,168	5,600
Proceeds from sales of marketable securities	2,817	—
Proceeds from dispositions of property and other assets, net	—	372
Capital expenditures	(1,177)	(1,769)
Net cash (used in) provided by investing activities	(437)	3,596

Cash flows from financing activities

Proceeds from issuance of secured note payable	7,600	—
Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	(5,379)	(1,458)
Repurchases of common shares	(588)	(1,150)
Repayment of note payable	—	(1,444)
Payment of dividends	—	(9,351)
Net cash provided by (used in) financing activities	1,633	(13,403)

(Decrease) increase in cash, cash equivalents and restricted cash	(5,285)	15,301
Cash and cash equivalents, at the beginning of the period	9,109	8,658
Cash and cash equivalents, at the end of the period	$3,824	$23,959

Supplemental disclosures:
Cash paid for income taxes	$3,000	$1,500
Interest payment on the promissory notes	$690	$441

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in prepaid expenses	$1,251	$—
Issuance of common shares for debt conversion	$—	$600
Net unrealized loss (gain), investments in marketable debt securities	$258	$(61)
Assets obtained in exchange for new finance lease obligations	$1,495	$—
Issuance of warrants with unsecured promissory note	$398	$—
Common stock issued in asset acquisition	$1,000	$—
See accompanying notes to these condensed consolidated financial statements

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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at June 30, 2023 and December 31, 2022.
Corporate bonds: Valued using pricing model maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings.
U.S. government securities: Valued using pricing models maximizing the use of observable inputs for similar securities.
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

	As of June 30, 2023
	Level 1	Level 2	Level 3	Total
Corporate obligations	$—	$5,280	$—	$5,280
	$—	$5,280	$—	$5,280

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$1,478	$—	$1,478
Corporate obligations	5,496	1,354	—	6,850
	$5,496	$2,832	$—	$8,328
There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three and six months ended June 30, 2023 and 2022.
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
During the three and six months ended June 30, 2023, the Company received $0.5 million in connection with terms from an escrow agreement from the purchase of Nebula. The receipt of this escrow payment reduced the excess consideration paid for Nebula and was recorded as a reduction of the Goodwill at the time of receipt.
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

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the Promissory Note Payoff Amount of $0.4 million, and (ii) issued to Stella DX 100,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $10.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $0.4 million were paid in 2022. The balance of the consideration was paid at closing during the three and six months ended June 30, 2023.

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
Note 4 - Intangible Assets, Net
During the three and six months ended June 30, 2023, the Company acquired intangible assets of $6.8 million included with proprietary intellectual property, in connection with the acquisition of the Stella Purchased Assets. See Note 3.
Intangible assets as of June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30, 2023	December 31, 2022	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	4,260	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	12,297
Less: accumulated amortization	(5,332)	(3,822)
Total intangible assets, net	$13,769	$8,475
Amortization expense for acquired intangible assets was $0.8 million and $0.7 million during the three months ended June 30, 2023 and 2022, respectively. Amortization expense for acquired intangible assets was $1.5 million and $1.4 million during the six months ended June 30, 2023 and 2022, respectively. The estimated future amortization expense of acquired intangible assets as of June 30, 2023 is as follows (in thousands):

Remaining periods in the year ended December 31, 2023	$1,436
Year ended December 31, 2024	2,583
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Thereafter	3,185
$13,769
Note 5 -Unsecured Promissory Notes Payable

2023 Unsecured Promissory Note Payable

On January 26, 2023, the Company issued an unsecured promissory note (the “2023 Note”) and guaranty for an aggregate principal amount of $7.6 million. The 2023 Note is due and payable on January 27, 2026, the third anniversary of the date on which the 2023 Note was funded (the “Closing Date”), and accrues interest at a rate of 10% per year from the Closing Date, payable on a quarterly basis, until the 2023 Note is repaid in full. The Company has the right to prepay the 2023 Note at any time after the Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to the note holder. Repayment of the 2023 Note has been guaranteed by the Company’s wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. In addition to the 2023 Note, the Company issued warrants to purchase 76,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 year, vesting immediately. The warrants were valued at $400,000 fair value,using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 81.5%, risk free interest rate of 3.62% and expected warrant life of 5 years. The relative fair value of the warrant was $380,000 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. As of June 30, 2023, the unpaid principal balance of the 2023 Note was $7.2 million, net of debt discount of $0.3 million.
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
Pursuant to the terms of the Letter Agreement, (i) the Lender converted $600,000 of the principal amount due to him under his September 2020 Note into 200,000 shares of Company common stock (the “Conversion Shares”) at a price of $3.00 per share as provided for under the terms of the September 2020 Note (the “Conversion”), (ii) the Company paid to the Lender $1,441,000 in cash, representing $1,400,000 of the remaining principal under the September 2020 Note following the Conversion plus $41,000 in accrued and outstanding interest under the September 2020 Note, and (iii) the Company repurchased the Conversion Shares at a price of $5.75 per share for an aggregate amount of $1,150,000 (for a total aggregate payment to the Lender of $2,591,000).
The September 2020 Note that remains outstanding as of June 30, 2023 is due and payable on September 15, 2023 and accrues interest at a rate of 10% per year from the closing date, payable on a quarterly basis, until the September 2020 Note is repaid in full. At June 30, 2023 and 2022, the unpaid balance of the September 2020 Notes was $2.4 million and $8.0 million, respectively.
For the three months ended June 30, 2023 and 2022, interest expense, including accretion of debt discount was $272,000 and $200,000, respectively. For the six months ended June 30, 2023 and 2022, interest expense, including accretion of debt discount was $487,000 and $433,000, respectively.
Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2023 and December 31, 2022, no shares of preferred stock have been issued.
Common Stock Dividends
No dividends have been declared during the six months ended June 30, 2023.
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
There were 69,628 shares repurchased under this new program during the six months ended June 30, 2023.
On September 8, 2021, the board of directors (the “Board”) approved a stock repurchase program under which the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period. This stock repurchase program expired on March 30, 2022. During the six months ended June 30, 2022, the Company did not make any common shares repurchase under this stock repurchase program.
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
On June 16, 2023, the stockholders of the Company approved the Amended and Restated 2022 Directors’ Equity Compensation Plan (the “Amended 2022 Directors’ Plan”) at the 2023 Annual Meeting of Stockholders of the Company. The Amended 2022 Directors’ Plan provides for an increase in the number of shares reserved for issuance under such plan by 150,000 shares.
As of June 30, 2023, there were 210,000 shares of common stock available to be issued under the 2022 Directors’ Plan. There were 120,000 options issued under this plan during the three months ended June 30, 2023.
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
On June 16, 2023, the stockholders of the Company approved the Amended and Restated 2022 Equity Compensation Plan (the “Amended 2022 Plan”) at the 2023 Annual Meeting of Stockholders of the Company. The Amended 2022 Plan provides for an increase in the number of shares reserved for issuance under such plan by 700,000 shares.
As of June 30, 2023, there were 703,285 shares of common stock available to be issued under the 2022 Plan. During the six months ended June 30, 2023, there were 1,005,000 shares subject to stock options issued under the 2022 Plan.
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
During the six months ended June 30, 2022, there were no stock options issued under the Amended 2010 Plan.
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
During the six months ended June 30, 2023 and 2022, 1,100,000 and 0 stock options were exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
Inducement Option Awards
There were no issuances of inducements awards during the six months ended June 30, 2023 and 2022.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
During the six months ended June 30, 2023, the Company granted options to purchase 1,125,000 shares of the Company’s common stock to various employees and consultants. The options grant date fair value was valued at $4.1 million, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options with the following assumptions: no dividend yield, expected volatility of 80.0%, risk free interest rate of 3.7% and expected life of 4.7 years. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.

The following table summarizes stock option activity during the six months ended June 30, 2023, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2023	3,952	$5.36	4.0	$20,379
Granted	1,125	8.65	6.8	—
Cashless exercised	(1,348)	3.20	—	—
Forfeited	(38)	2.64	—	—
Outstanding as of June 30, 2023	3,691	$7.45	5.4	$3,341
Options vested and exercisable	1,740	$6.55	4.6	$2,967
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $7.26 for the Company’s common stock on June 30, 2023.
During the six months ended June 30, 2023 certain holders of stock options elected to exercise their stock options pursuant to a cashless exercise provision resulting in the net issuance of 603,881 shares of common stock and the return of 744,369 shares to the Company. The Company also made a cash payment of approximately $5.4 million to repurchase 603,881 shares of treasury stock to satisfy tax withholding obligations related to the cashless exercise of these stock options.
On April 4, 2023, the Company granted, in the aggregate, 550,000 stock options to its CEO and CFO under the 2022 Plan with an exercise price of $9.00. The options vest over a five-year period in equal annual installments. The estimated fair value of these options at the date of grant was $2.7 million, which will be expensed over the vesting term.
On April 7, 2023, the Company replaced 250,000 stock options to an employee under the 2022 Plan with an exercise price of $10.00. The options vest 25% on the date of grant with the remaining 75% vesting over a 3-year period in equal annual installments. The incremental fair value resulting from this modification was $99,000, which will be expensed over the new vesting term.
Stock Warrants
On January 12, 2023, the Company issued warrants to an advisory firm to purchase 50,000 shares of the Company's common stock at an exercise price of $10.00 for a term of 5 years, vesting immediately. The warrants were valued at 0.3 million fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.9%, risk free interest rate of 3.53% and expected warrant life of 5 years. These warrants will be expensed over the 1 year term of the engagement which ends on December 31, 2023.
On January 27, 2023, the Company issued five-year warrants to purchase 76,000 shares of the Company's common stock with the unsecured promissory note (see Note 5).
On April 6, 2023, the Company issued 250,000 five year warrants to a consultant that vested at the time of grant and an exercise price of $9.00. The estimated fair value of these options at the date of grant were $1.4 million, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.4%, risk free interest rate of 3.59% and expected warrant life of 5 years. which was initially recognized as a prepaid expense and to be expensed over the term of the consulting agreement. As of June 30,

2023, $1.3 million was remained in the prepaid expense and other current assets on the condensed consolidated balance sheet.
The following table summarizes warrant activity during the six months ended June 30, 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2023	855	$8.23	1.9
Granted	376	9.13	4.7
Outstanding as of June 30, 2023	$1,231	$8.51	1.7
Warrants vested and exercisable	$1,231	$8.51	1.7
The Company recognized $1.1 million and $0.5 million of share-based compensation expense during the three months ended June 30, 2023 and 2022, respectively. The Company recognized $2.0 million and $1.0 million of share-based compensation expense during the six months ended June 30, 2023 and 2022, respectively. The Company will recognize an aggregate of approximately $7.8 million of remaining share-based compensation expense related to outstanding stock options and warrants over a weighted average period of 4.8 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of June 30, 2023 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2022. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of June 30, 2023 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
The Company’s effective tax rate for the six months ended June 30, 2023 is 34.96% and it is primarily driven by federal tax at 21%, state taxes at 2.90%, offset by permanent differences, the R&D credit and state deferred tax benefits.
Note 8 – Commitments and Contingencies
Manufacturing Agreement
The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan” in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-

EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement was to remain in effect until March 29, 2023. Thereafter, the Manufacturing Agreement could be renewed by Nurya for up to four successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.
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
In connection with the License Agreements, for the three and six months ended June 30, 2023, the Company has incurred approximately $0.5 million and $0.7 million in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2023. No clinical studies have begun under this agreement.
Litigation
In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.

Note 9 – Leases
Operating Leases
On October 23, 2020, we completed the acquisition of CPM, which included the acquisition of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease was renewed in February 2023, for an additional 36 months until February 2026. The monthly base rent remains the same at $5,500 per month. The lease renewal resulted in the recognition of an additional right-of-use asset and operating lease liability of $170,000, respectively during the six months ended June 30, 2023.
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
The NY First Floor Lease became effective as of June 10, 2022 and will commence upon the date of the Landlord’s substantial completion of certain improvements to the NY First Floor Leased Premises (the “First Floor Commencement Date”), as set forth in the NY First Floor Lease, targeted to be approximately five months from the execution of the NY First Floor Lease. The initial term of the NY First Floor Lease will expire on July 15, 2031, unless sooner terminated as provided in the NY First Floor Lease. During the six months ended June 30, 2023, the Company recognized additional $0.8 million right-of-use asset and operating lease liability for the NY First Floor Lease.
At June 30, 2023 and December 31, 2022, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.4 million and $4.6 million, respectively, and and right of use assets of approximately $4.8 million and $4.1 million, respectively, which were included in the condensed consolidated balance sheet.
Finance Leases
On April 19, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Equipment Lease") with a vendor. The Equipment Lease has a 5-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $1.5 million was calculated based on an interest rate of 8.0%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet. Depreciation and interest expense related to the Equipment Lease was $50,000 and $20,000 for the three months ended June 30, 2023, respectively.

The following summarizes quantitative information about our operating and finance leases (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating leases:
Operating lease cost	$298	$204	$502	$408
Total operating lease expense	$298	$204	$502	$408
Finance leases:
Interest lease cost	$20	$—	$20	$—
Depreciation expense	50	—	50	—
Total finance lease expense	$70	$—	$70	$—

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the six months ended
	June 30, 2023	June 30, 2022
Operating cash flows used in operating leases	$(397)	$(387)

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	7.9	8.5
Weighted-average remaining lease term – finance leases (in years)	4.8	NA
Weighted-average discount rate – operating leases	10%	10%
Weighted-average discount rate – finance leases	8%	NA
Finance lease asset (1)	$1,445	NA
(1) As of June 30, 2023, the Company had recorded accumulated depreciation of approximately $50,000 for the finance lease asset. Finance lease assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.
Minimum lease payments over the remaining lease periods as of June 30, 2023 are as follows (amounts in thousands):

	Operating Lease	Finance Lease	Total
Remaining periods in the year ended December 31, 2023	$465	$181	$646
Year Ended December 31, 2024	953	364	1,317
Year Ended December 31, 2025	978	364	1,342
Year Ended December 31, 2026	942	364	1,306
Year Ended December 31, 2027	956	364	1,320
Thereafter	3,650	121	3,771
Total lease payments	7,944	1,758	9,702
Less present value discount	(2,551)	(304)	(2,855)
Total	$5,393	$1,454	$6,847

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

The following table is a summary of segment information for three and six months ended June 30, 2023 and 2022 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net revenues
Diagnostic services	$7,834	$26,158	$22,358	$71,071
Consumer products	5,383	2,934	10,162	5,552
Consolidated net revenue	13,217	29,092	32,520	76,623
Cost of revenue
Diagnostic services	3,792	8,403	9,014	25,105
Consumer products	2,977	1,969	6,538	4,121
Consolidated cost of revenue	6,769	10,372	15,552	29,226
Depreciation and amortization expense
Diagnostic services	212	594	1,143	1,170
Consumer products	305	601	611	1,201
Total Depreciation and amortization expense	517	1,195	1,754	2,371
Operating and other expenses	10,845	7,114	19,564	18,705
Income (loss) from operations, before income taxes
Diagnostic services	110	12,872	4,451	32,898
Consumer products	(1,182)	(313)	(2,381)	(2,176)
Unallocated corporate	(3,842)	(2,148)	(6,420)	(4,401)
Total (loss) income from operations, before income taxes	(4,914)	10,411	(4,350)	26,321
Income tax benefit (expense)	1,474	(2,965)	1,460	(6,381)
Total (loss) income from operations, after income taxes	(3,440)	7,446	(2,890)	19,940
Net (loss) income	$(3,440)	$7,446	$(2,890)	$19,940

The following table is a summary of segment information as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
ASSETS
Diagnostic services	$50,667	$50,832
Consumer products	37,853	22,080
Unallocated corporate	2,538	14,736
Total assets	$91,058	$87,648
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net (loss) income - basic	$(3,440)	$7,446	$(2,890)	$19,940
Interest on unsecured convertible promissory note	—	200	—	432
Net (loss) income - diluted	$(3,440)	$7,646	$(2,890)	$20,372

Weighted average shares outstanding - basic	16,845	15,576	16,797	15,531
Diluted shares- Stock Options	—	2,635	—	2,389
Diluted shares- Stock Warrants	—	261	—	244
Unsecured convertible promissory note	—	800	—	800
Weighted average shares outstanding - diluted	16,845	19,272	16,797	18,964
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the three months ended
Anti-dilutive securities	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Common stock purchase warrants	1,231	455	1,231	455
Stock Options	3,691	275	3,691	275
Anti-dilutive securities	4,922	730	4,922	730

Note 12 - Subsequent Events
The Company has evaluated subsequent events through August 11, 2023, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2023 (the “2022 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.
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
Results of Operations
Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022
For the three months ended June 30, 2023, net revenue was $13.2 million as compared to $29.1 million for the three months ended June 30, 2022. The decrease in net revenue was the result of a $18.3 million decrease in net revenue from diagnostic services, partially offset by a $2.4 million increase in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from 144,000 tests in the second quarter of 2022 to 126,000 tests in the second quarter of 2023, of which 57.6% were reimbursed by the HRSA uninsured program in the second quarter of 2022, while none were reimbursed by the HRSA program in the second quarter of 2023.
Cost of revenues for the three months ended June 30, 2023 were $6.8 million, comprised of $3.8 million for diagnostic services and $3.0 million for consumer products. Cost of revenues for the three months ended June 30, 2022 were $10.4 million, comprised of $8.4 million for diagnostic services and $2.0 million for consumer products.
We realized a gross profit of $6.4 million for the three months ended June 30, 2023 as compared to $18.7 million for the three months ended June 30, 2022. The decrease of $12.3 million was comprised of a decrease of $13.7 million in diagnostic services, partially offset by an increase of $1.4 million in consumer products. For the three months ended June 30, 2023 and 2022 we realized an overall gross margin of 48.8% and 64.3%, respectively. Gross margin for diagnostic services was 51.6% and 67.9% in 2023 and 2022 comparable periods, respectively. Gross margin for consumer products was 44.7% and 32.9% in the 2023 and 2022 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the three months ended June 30, 2023 were $0.6 million compared to $1.8 million for the three months ended June 30, 2022. The decrease of $1.2 million was due to decreased COVID-19 testing volumes in 2023 compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022.
General and administration expenses for the three months ended June 30, 2023 were $9.9 million as compared to $6.3 million for the three months ended June 30, 2022. The increase of $3.6 million in general and administration expenses was principally related to an increase in personnel expenses, marketing and professional fees associated with the Company's strategic initiatives.
Research and development costs for the three months ended June 30, 2023 were $572,000 as compared to $28,000 for the three months ended June 30, 2022. The increase in research and development costs for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was principally due to increased activities at ProPhase BioPharma. These activities include product research and field testing.
Interest and other income for the three months ended June 30, 2023 and 2022 was $27,000 and $25,000, respectively. Interest expense for the three months ended June 30, 2023 was $0.3 million compared to $0.2 million for the three months ended June 30, 2022.
As a result of the effects described above, net loss for the three months ended June 30, 2023 was $3.4 million, or $(0.20) per share, as compared to a net income of $7.4 million, or $0.48 per share, for the three months ended June 30, 2022. Diluted (loss) earnings per share for the three months ended June 30, 2023 and 2022 were $(0.20) and $0.40, respectively.
Six Months Ended June 30, 2023 as Compared to the Six Months Ended ended June 30, 2022
For the six months ended June 30, 2023, net revenue was $32.5 million as compared to $76.6 million for the six months ended June 30, 2022. The decrease in net revenue was the result of a $48.7 million decrease in net revenue from diagnostic services, partially offset by a $4.6 million increase in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from 521,000 tests in the six months of 2022 to 246,000 tests in the six months of 2023, of which 79.1% were reimbursed by the HRSA uninsured program for the six months ended June 30, 2022 and none were reimbursed from the HRSA uninsured program during 2023.
Cost of revenues for the six months ended June 30, 2023 were $15.6 million, comprised of $9.0 million for diagnostic services and $6.5 million for consumer products. Cost of revenues for the six months ended June 30, 2022 were $29.2 million, comprised of $25.1 million for diagnostic services and $4.1 million for consumer products.
We realized a gross profit of $17.0 million for the six months ended June 30, 2023 as compared to $47.4 million for the six months ended June 30, 2022. The decrease of $30.4 million was comprised of a decrease of $32.6 million in diagnostic services, partially offset by an increase of $2.2 million in consumer products. For the six months ended June 30, 2023 and 2022 we realized an overall gross margin of 52.2% and 61.9%, respectively. Gross margin for diagnostic services was 59.7% and 64.7% in the 2023 and 2022 comparable periods, respectively. Gross margin for consumer products was 35.7% and 25.8% in the 2023 and 2022 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the six months ended June 30, 2023 were $1.8 million compared to $6.5 million for the six months ended June 30, 2022. The decrease of $4.7 million was due to decreased COVID-19 testing volumes in 2023 compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022.
General and administration expenses for the six months ended June 30, 2023 were $18.2 million as compared to $14.1 million for the six months ended June 30, 2022. The increase of $4.1 million in general and administration expenses was principally related to an increase in personnel expenses, marketing and professional fees associated with the Company's strategic initiatives.
Research and development costs for the six months ended June 30, 2023 were $716,000 as compared to $63,000 for the six months ended June 30, 2022. The increase in research and development costs for the six three months ended June 30, 2023 as compared to the six months ended June 30, 2022 was principally due to increased activities at ProPhase BioPharma. These activities include product research and field testing.
Interest and other income for the six months ended June 30, 2023 and 2022 was $38,000 and $98,000, respectively. The decrease in interest income for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was principally due to the lower account balance of our investment account that bears interest.

Interest expense for the six months ended June 30, 2023 was $506,000 compared to $434,000 for the six months ended June 30, 2022. The increase in interest expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was principally due to higher balance of our outstanding debt that bears interest.
As a result of the effects described above, net loss for the six months ended June 30, 2023 was $2.9 million, or $(0.17) per share, as compared to a net income of $19.9 million, or $1.28 per share, for the six months ended June 30, 2022. Diluted (loss) earnings per share for the six months ended June 30, 2023 and 2022 were $(0.17) and $1.07, respectively.

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
GAAP net (loss) income (1)	$(3,440)	$7,446	$(2,890)	$19,940
Interest, net	264	176	468	336
Income tax (benefit) expense	(1,474)	2,965	(1,460)	6,381
Depreciation and amortization	1,347	1,266	2,639	2,516
EBITDA	(3,303)	11,853	(1,243)	29,173
Share-based compensation expense	1,056	528	2,003	1,010
Non-cash rent expense (2)	6	11	12	21
Bad debt expense	—	—	74	250
Adjusted EBITDA	$(2,241)	$12,392	$846	$30,454
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
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of June 30, 2023 were $3.8 million as compared to $9.1 million at December 31, 2022. Our working capital was $41.3 million and $44.8 million as of June 30, 2023 and December 31, 2022, respectively. The decrease of $5.3 million in our cash and cash equivalents for the six months ended June 30, 2023 was principally due to the proceeds from the sale of marketable debt securities of $2.8 million, proceeds from the maturities of marketable debt securities of $4.2 million, and proceeds for issuance of notes payable of $7.6 million, offset by (i) $6.5 million cash used in operating activities, (ii) the asset purchase of Stella of $2.9 million, (iii) repurchase of common shares for payment of statutory taxes due on cashless exercise of options for $5.4 million, (iv) repurchase of common shares for $0.6 million, (v) purchase marketable debt securities of $3.8 million, and (vi) capital expenditures of $1.2 million.
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
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 79.1% of our diagnostic services revenue for the six months ended June 30, 2022, was generated from this program for the uninsured. None of our diagnostic revenues for the six months ended June 30, 2023 was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform testing for uninsured persons and are incurring the accompanying costs.
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
As of June 30, 2023, we have not sold any shares under the Sales Agreement.
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
Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2022.

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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2023. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2023.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 6, 2023, the Company issued a warrant to Vencap Consulting LLC to purchase from the Company up to 250,000 shares of the Company’s common stock. The exercise price per share of common stock under this warrant is $9.00, subject to adjustment. The warrant will be exercisable on April 6, 2023 and will have a term of exercise of five years. The Company will be required to register for resale the shares of common stock underlying the warrant.

The warrant was issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and has not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1, 2023 through April 30, 2023	6,012	$7.94	6,012	$5,411,119
May 1, 2023 through May 31, 2023	—	—	—	5,411,119
June 1, 2023 through June 30, 2023	—	—	—	5,411,119
Total	6,012	$7.94	6,012	$5,411,119
(1)On March 15, 2023, the board of directors of the Company approved a share repurchase program authorizing the Company to purchase up to $6 million of the Company’s common stock. The program will expire on September 15, 2023.

Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Prophase Labs, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023)

10.1	Common Stock Purchase Warrant issued to Vencap Consulting LLC, dated April 6, 2023.

10.2	Amended and Restated 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023)

10.3	Amended and Restated 2022 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: August 11, 2023
	By:	/s/ Robert A Morse Jr.
Robert A. Morse Jr.
Chief Financial Officer (Principal Accounting and Financial Officer)
Date: August 11, 2023