Form 10-Q
period 2023-09-30
ProPhase Labs, Inc.
filed 2023-11-13
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding November 6, 2023
Common Stock, $0.0005 par value	18,045,029

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)
(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$702	$9,109
Marketable securities, available for sale	2,565	8,328
Accounts receivable, net	38,642	37,054
Inventory, net	5,054	3,976
Prepaid expenses and other current assets	2,831	2,366
Total current assets	49,794	60,833

Property, plant and equipment, net	13,163	7,288
Prepaid expenses, net of current portion	832	121
Operating lease right-of-use asset, net	4,680	4,059
Intangible assets, net	13,015	8,475
Goodwill	5,231	5,709
Deferred tax asset	3,832	—
Other assets	1,163	1,163
TOTAL ASSETS	$91,710	$87,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,467	$5,905
Accrued diagnostic services	241	1,009
Accrued advertising and other allowances	113	99
Finance lease liabilities	1,840	—
Operating lease liabilities	947	301
Deferred revenue	2,447	2,499
Income tax payable	3,309	4,190
Other current liabilities	2,042	2,072
Total current liabilities	16,406	16,075

Non-current liabilities:
Deferred revenue, net of current portion	796	1,059
Deferred tax liability, net	—	224
Unsecured convertible promissory notes, net	—	2,400
Unsecured convertible promissory notes, net of discount of $301 and $0	7,299	—
Due to sellers (see Note 3)	2,000	—
Finance lease liabilities, net of current portion	4,436	—
Operating lease liabilities, net of current portion	4,345	4,259

Total non-current liabilities	18,876	7,942
Total liabilities	35,282	24,017

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 18,045,029 and 16,210,776 shares outstanding, respectively	18	16
Additional paid-in capital	118,132	109,138
Retained earnings	3,722	11,753
Treasury stock, at cost, 18,940,967 and 18,126,970 shares, respectively	(64,000)	(58,033)
Accumulated other comprehensive income	(1,444)	757
Total stockholders’ equity	56,428	63,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,710	$87,648
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues, net	$8,365	$24,200	$40,885	$100,824
Cost of revenues	6,038	12,227	21,590	41,453
Gross profit	2,327	11,973	19,295	59,371

Operating expenses:
Diagnostic expenses	132	2,398	1,932	8,869
General and administration	8,245	7,512	26,480	21,643
Research and development	428	110	1,144	174
Total operating expenses	8,805	10,020	29,556	30,686
(Loss) income from operations	(6,478)	1,953	(10,261)	28,685

Interest income, net	1	25	39	123
Interest expense	(275)	(201)	(781)	(635)
Change in fair value of investment securities	—	—	—	(76)
Other income (loss)	(33)	—	(132)	—
(Loss) income from operations before income taxes	(6,785)	1,777	(11,135)	28,097
Income tax benefit (expense)	1,644	(809)	3,104	(7,190)
(Loss) income from operations after income taxes	(5,141)	968	(8,031)	20,907
Net (loss) income	$(5,141)	$968	$(8,031)	$20,907

Other comprehensive (loss) income:
Unrealized gain (loss) on marketable debt securities	(2,032)	(51)	(2,201)	(112)
Total comprehensive (loss) income	$(7,173)	$917	$(10,232)	$20,795

Earnings per share:
Basic	$(0.30)	$0.06	$(0.47)	$1.33
Diluted	$(0.30)	$0.06	$(0.47)	$1.10

Weighted average common shares outstanding:
Basic	17,175	15,898	16,924	15,712
Diluted	17,175	20,248	16,924	19,504
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of July 1, 2023	16,845,029	$17	$113,789	$8,863	$(64,000)	$588	$59,257
Issuance of common stock to convert outstanding convertible notes	800,000	1	2,399	—	—	—	2,400
Issuance of common stock upon exercise of warrant	400,000	—	1,200	—	—	—	1,200
Unrealized gain on marketable debt securities	—	—	—	—	—	(2,032)	(2,032)
Stock-based compensation (including $1,138 in prepaid expense)	—	—	744	—	—	—	744
Net loss	—	—	—	(5,141)	—	—	(5,141)
Balance as of September 30, 2023	18,045,029	$18	$118,132	$3,722	$(64,000)	$(1,444)	$56,428

	For the Three Months Ended September 30, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2022	15,722,827	$16	$106,162	$13,230	$(51,015)	$(236)	$68,157
Repurchase of common shares	(5,048)	1	—	—	(51)	—	(50)
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(3,072)	—	(3,072)
Issuance of common shares upon cashless exercise of stock options	308,385	—	—	—		—	—
Unrealized loss on marketable debt securities	—	—	—	—	—	(51)	(51)
Stock-based compensation	—	—	1,969	—	—	—	1,969
Net income	—	—	—	968	—	—	968
Balance as of September 30, 2022	16,026,164	$17	$108,131	$14,198	$(54,138)	$(287)	$67,921

	For the Nine Months Ended September 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2023	16,210,776	$16	$109,138	$11,753	$(58,033)	$757	$63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchases of common shares	(69,628)	—	—	—	(588)	—	(588)
Issuance of common stock to convert outstanding convertible notes	800,000	1	2,399	—	—	—	2,400
Issuance of common stock upon exercise of warrants	400,000	—	1,200	—	—	—	1,200
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(5,379)	—	(5,379)
Unrealized loss on marketable debt securities	—	—	—	—	—	(2,201)	(2,201)
Stock-based compensation (including $1,138 in prepaid expense)	—	—	3,998	—	—	—	3,998
Net loss	—	—	—	(8,031)	—	—	(8,031)
Balance as of September 30, 2023	18,045,029	$18	$118,132	$3,722	$(64,000)	$(1,444)	$56,428

	For the Nine Months Ended September 30, 2022
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2022	15,485,900	$16	$104,552	$2,642	$(48,407)	$(175)	$58,628
Issuance of common shares for debt conversion	200,000	—	600	—	—	—	600
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(4,531)	—	(4,531)
Repurchase of common shares	(205,048)	1	—	—	(1,200)	—	(1,199)
Cash dividends	—	—	—	(9,351)	—	—	(9,351)
Unrealized loss on marketable debt securities, net of taxes	—	—	—	—	—	(112)	(112)
Issuance of common shares upon cashless exercise of stock options	545,312	—	—	—	—	—	—
Stock-based compensation	—	—	2,979	—	—	—	2,979
Net income	—	—	—	20,907	—	—	20,907
Balance as of September 30, 2022	16,026,164	$17	$108,131	$14,198	$(54,138)	$(287)	$67,921

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net (loss) income	$(8,031)	$20,907
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Realized (gain) loss on marketable debt securities	(3)	192
Depreciation and amortization	4,435	3,792
Accretion of debt discount	97	4
Amortization on operating lease right-of-use assets	325	254
Loss on sale of assets	—	14
Stock-based compensation expense	2,860	2,979
Change in fair value of investment securities	—	76
Accounts receivable allowances	718	2,528
Inventory valuation reserve	—	(179)
Bad debt expenses, direct write-off	74	—
Changes in operating assets and liabilities:
Accounts receivable	(2,380)	(2,652)
Inventory	(1,078)	(133)
Prepaid expenses and other current assets	(938)	643
Deferred tax asset	(4,350)	(1,339)
Other assets	—	(674)
Accounts payable and accrued expenses	(438)	(5,483)
Accrued diagnostic services	(768)	(1,616)
Accrued advertising and other allowances	14	(25)
Deferred revenue	(315)	946
Deferred tax liability	(307)	—
Lease liabilities	(139)	(223)
Income tax payable	(881)	7,029
Other current liabilities	(30)	700
Net cash (used in) provided by operating activities	(11,135)	27,740

Cash flows from investing activities
Business acquisitions, escrow received	478	—
Business acquisitions, net of cash acquired	(2,904)	—
Purchase of marketable securities	(3,819)	(1,003)
Proceeds from maturities of marketable securities	4,168	—
Proceeds from sales of marketable securities	3,817	5,800
Proceeds from dispositions of property and other assets, net	—	452
Capital expenditures	(1,845)	(2,323)
Net cash (used in) provided by investing activities	(105)	2,926

Cash flows from financing activities
Proceeds from issuance of secured note payable	7,600	—
Proceeds from exercise of warrants	1,200	—
Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	(5,379)	(4,530)
Repurchases of common shares	(588)	(1,200)
Repayment of note payable	—	(1,444)
Payment of dividends	—	(9,351)
Net cash provided by (used in) financing activities	2,833	(16,525)

(Decrease) increase in cash and cash equivalents	(8,407)	14,141
Cash and cash equivalents, at the beginning of the period	9,109	8,658
Cash and cash equivalents, at the end of the period	$702	$22,799

Supplemental disclosures:
Cash paid for income taxes	$3,000	$1,500
Interest payment on the promissory notes	$740	$631

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in prepaid expenses	$1,138	$—
Issuance of common shares for debt conversion	$2,400	$600
Net unrealized loss (gain), investments in marketable debt securities	$2,083	$(113)
Assets obtained in exchange for new finance lease obligations	$6,201	$—
Issuance of warrants with unsecured promissory note	$398	$—
Common stock issued in asset acquisition	$1,000	$—
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
Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. However, commencing in December 2020, we also began offering COVID-19 and prepared to validate other Respiratory Pathogen Panel (“RPP”) molecular tests through our diagnostic services business. In August 2021 we began offering personal genomics products and services and in July 2022 we began focusing on the licensing, development and commercialization of novel drugs, dietary supplements, compounds and diagnostics.
Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratories including polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer rapid antigen testing for COVID-19. On October 23, 2020, we acquired Confucius Plaza Medical Laboratory Corp. (“CPM”), which included a non-operating but certified 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.
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
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements, and therefore do not include all disclosures that might normally be required for financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

Following is a description of the valuation methodologies used for assets measured at fair value. There have been no changes in the methodologies used at September 30, 2023 and December 31, 2022.
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

	As of September 30, 2023
	Level 1	Level 2	Level 3	Total
Corporate obligations	$—	$2,565	$—	$2,565
	$—	$2,565	$—	$2,565

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$1,478	$—	$1,478
Corporate obligations	5,496	1,354	—	6,850
	$5,496	$2,832	$—	$8,328
There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three and nine months ended September 30, 2023 and 2022.
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
During the three and nine months ended September 30, 2023, the Company received $0.5 million in connection with terms from an escrow agreement from the purchase of Nebula. The receipt of this escrow payment reduced the excess consideration paid for Nebula and was recorded as a reduction of the Goodwill at the time of receipt.
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
Recently Issued Accounting Standards, Adopted
On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) ASU 2016-13 requires an impairment model (known as the current expected credit loss (“CECL”) model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, accounts receivable and available for sale debt securities and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
In August 2023, the FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The new guidance applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The Company currently does not have any transactions that fall under the scope of ASU 2023-05; therefore, the adoption of ASU 2023-05 is not expected to have an impact on the Company's consolidated financial statements.
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

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the

Promissory Note Payoff Amount of $0.4 million, and (ii) issued to Stella DX 100,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $10.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $0.4 million were paid in 2022. The balance of the consideration was paid at closing during the nine months ended September 30, 2023.

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
Note 4 - Intangible Assets, Net
During the nine months ended September 30, 2023, the Company acquired intangible assets of $6.8 million included with proprietary intellectual property, in connection with the acquisition of the Stella Purchased Assets. See Note 3.
Intangible assets as of September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30, 2023	December 31, 2022	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	4,260	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	12,297
Less: accumulated amortization	(6,086)	(3,822)
Total intangible assets, net	$13,015	$8,475
Amortization expense for acquired intangible assets was $0.8 million and $0.5 million during the three months ended September 30, 2023 and 2022, respectively. Amortization expense for acquired intangible assets was $2.3 million and $2.0 million during the nine months ended September 30, 2023 and 2022, respectively. The estimated future amortization expense of acquired intangible assets as of September 30, 2023 is as follows (in thousands):

Remaining periods in the year ended December 31, 2023	$682
Year ended December 31, 2024	2,583
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Thereafter	3,185
$13,015

Note 5 -Unsecured Promissory Notes Payable

2023 Unsecured Promissory Note Payable

On January 26, 2023, the Company issued an unsecured promissory note (the “2023 Note”) and guaranty for an aggregate principal amount of $7.6 million. The 2023 Note is due and payable on January 27, 2026, the third anniversary of the date on which the 2023 Note was funded (the “Closing Date”), and accrues interest at a rate of 10% per year from the Closing Date, payable on a quarterly basis, until the 2023 Note is repaid in full. The Company has the right to prepay the 2023 Note at any time after the Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to the note holder. Repayment of the 2023 Note has been guaranteed by the Company’s wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. In addition to the 2023 Note, the Company issued warrants to purchase 76,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 year, vesting immediately. The warrants were valued at $400,000 fair value,using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 81.5%, risk free interest rate of 3.62% and expected warrant life of 5 years. The relative fair value of the warrant was $380,000 and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. As of September 30, 2023, the unpaid principal balance of the 2023 Note was $7.2 million, net of debt discount of $0.3 million.
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
On September 10, 2023, the Lender converted the remaining $2.4 million principal into 800,000 shares of the Company's common stock. At September 30, 2023, the September 2020 Note was settled in full.
For the three months ended September 30, 2023 and 2022, interest expense, including accretion of debt discount was $0.3 million and $0.2 million, respectively. For the nine months ended September 30, 2023 and 2022, interest expense, including accretion of debt discount was $0.8 million and $0.6 million, respectively.
Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2023 and December 31, 2022, no shares of preferred stock have been issued.
Common Stock Dividends
No dividends have been declared during the nine months ended September 30, 2023.

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
Common Stock
Stock Repurchase Program
On March 15, 2023, the Company announced that its board of directors had approved a new stock repurchase program. Under the stock repurchase program, the Company is authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a nine-month period. The number of shares to be repurchased and the timing of the repurchases, if any, will depend on a number of factors, including, but not limited to, price, trading volume and general market conditions, along with the Company’s working capital requirements and general business conditions. The board of directors will re-evaluate the program from time to time and may authorize adjustments to its terms.
Following the Commencement Date (as defined in the stock repurchase agreement), and for a period of nine months thereafter, repurchases may be made through open market transactions (based on prevailing market prices), privately negotiated transactions, block trades, or any combination thereof, in accordance with applicable federal securities laws, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended.
There were 69,628 shares repurchased under this new program during the nine months ended September 30, 2023.
On September 8, 2021, the board of directors (the “Board”) approved a stock repurchase program under which the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a nine-month period. This stock repurchase program expired on March 30, 2022. During the nine months ended September 30, 2022, the Company did not make any common shares repurchase under this stock repurchase program.
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
As of September 30, 2023, there were 210,000 shares of common stock available to be issued under the 2022 Directors’ Plan. There were 120,000 options issued under this plan during the nine months ended September 30, 2023.
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
As of September 30, 2023, there were 862,035 shares of common stock available to be issued under the 2022 Plan. During the nine months ended September 30, 2023, there were 1,005,000 shares subject to stock options issued under the 2022 Plan.
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
During the nine months ended September 30, 2023 and 2022, 1,100,000 and 0 stock options were exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
Inducement Option Awards
There were no issuances of inducements awards during the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, the Company issued an inducement award to a prospective employee to purchase up to 250,000 shares of the Company’s common stock at an exercise price of $13.00, the closing price of the common stock on the date of grant. The award vested 125,000 shares on the date of grant and the remaining portion will vest 25% per year for the next two years. The award expires on the seventh anniversary of the grant date.

All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
During the nine months ended September 30, 2023, the Company granted options to purchase 1,125,000 shares of the Company’s common stock to various employees and consultants. The options grant date fair value was valued at $4.1 million, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options with the following assumptions: no dividend yield, expected volatility of 80.0%, risk free interest rate of 3.7% and expected life of 4.7 years. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes stock option activity during the nine months ended September 30, 2023 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2023	3,952	$5.25	3.8	$19,103
Granted	1,125	8.65	6.9	—
Cashless exercised	(1,348)	0.98	—	—
Forfeited	(440)	11.10	—	—
Outstanding as of September 30, 2023	3,289	$7.39	5.1	$636
Options vested and exercisable	1,892	$6.70	4.4	$636
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $4.37 for the Company’s common stock on September 30, 2023.
During the nine months ended September 30, 2023 certain holders of stock options elected to exercise their stock options pursuant to a cashless exercise provision resulting in the net issuance of 603,881 shares of common stock and the return of 744,369 shares to the Company. The Company also made a cash payment of approximately $5.4 million to repurchase 603,881 shares of treasury stock to satisfy tax withholding obligations related to the cashless exercise of these stock options.
On April 4, 2023, the Company granted, in the aggregate, 550,000 stock options to its CEO and CFO under the 2022 Plan with an exercise price of $9.00. The options vest over a five-year period in equal annual installments. The estimated fair value of these options at the date of grant was $2.7 million, which will be expensed over the vesting term.
On April 7, 2023, the Company granted 250,000 stock options to an employee under the 2022 Plan with an exercise price of $10.00. The options vest 25% on the date of grant with the remaining 75% vesting over a 3-year period in equal annual installments. The incremental fair value resulting from this modification was $99,000, which will be expensed over the new vesting term.
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
On April 6, 2023, the Company issued 250,000 five year warrants to a consultant that vested at the time of grant and an exercise price of $9.00. The estimated fair value of these options at the date of grant were $1.4 million, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.4%, risk free interest rate of 3.59% and expected warrant life of 5 years. which was initially recognized as a prepaid expense and to be expensed over the term of the consulting agreement. As of September 30, 2023, $1.1 million was remained in the prepaid expense and other current assets on the condensed consolidated balance sheet.
Between August and September 2023, the Company received $1.2 million from the exercise of outstanding warrants with an exercise price at $3.00 per share. The Company issued approximately 400,000 shares of common stock upon these warrant exercises.
The following table summarizes warrant activity during the nine months ended September 30, 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2023	855	$8.23	1.9
Granted	376	9.13	4.4
Exercised	$(400)	3.00	—
Outstanding as of September 30, 2023	$831	$11.16	2.2
Warrants vested and exercisable	$831	$11.16	2.2
The Company recognized $0.7 million and $2.0 million of share-based compensation expense during the three months ended September 30, 2023 and 2022, respectively. The Company recognized $2.9 million and $3.0 million of share-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively. The Company will recognize an aggregate of approximately $6.6 million of remaining share-based compensation expense related to outstanding stock options and warrants over a weighted average period of 4.5 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of September 30, 2023 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2022. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of September 30, 2023 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.

The Company’s effective tax rate for the nine months ended September 30, 2023 is 27.88% and it is primarily driven by federal tax at 21%, state taxes at 2.11%, offset by permanent differences, the R&D credit and state deferred tax benefits.
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
In connection with the License Agreements, for the three and nine months ended September 30, 2023, the Company has incurred approximately $0.4 million and $1.1 million in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2023. No clinical studies have begun under this agreement.
Litigation
In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.
Note 9 – Leases
Operating Leases
On October 23, 2020, we completed the acquisition of CPM, which included the acquisition of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease was renewed in February 2023, for an additional 36 months until February 2026. The monthly base rent remains the same at $5,500 per month. The lease renewal resulted in the recognition of an additional right-of-use asset and operating lease liability of $170,000, respectively during the nine months ended September 30, 2023.
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
The NY First Floor Lease became effective as of June 10, 2022 and will commence upon the date of the Landlord’s substantial completion of certain improvements to the NY First Floor Leased Premises (the “First Floor Commencement Date”), as set forth in the NY First Floor Lease, targeted to be approximately five months from the execution of the NY First Floor Lease. The initial term of the NY First Floor Lease will expire on July 15, 2031, unless sooner terminated as provided in the NY First Floor Lease. During the nine months ended September 30, 2023, the Company recognized additional $0.8 million right-of-use asset and operating lease liability for the NY First Floor Lease.

At September 30, 2023 and December 31, 2022, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.3 million and $4.6 million, respectively, and and right of use assets of approximately $4.7 million and $4.1 million, respectively, which were included in the condensed consolidated balance sheet.
Finance Leases
On April 19, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "First Equipment Lease") with a vendor. The First Equipment Lease has a 5-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $1.5 million was calculated based on an interest rate of 8.0%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
On July 21, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Second Equipment Lease") with a vendor. The Second Equipment Lease has a 4-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $5.1 million was calculated based on an interest rate of 7.4%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
On September 26, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Third Equipment Lease") with a vendor. The Third Equipment Lease has a 3-year term starting on the commencement date. The commencement date is when the equipment is shipped and installed, then the Company will provide Final Acceptance Certificate to the vendor. As of September 30, 2023, the commencement date was not established, therefore, there was no fixed assets or finance lease liability recognized in the condensed consolidated balance sheet.
Depreciation and interest expense related to the Equipment Lease was $440,000 and $510,000 for the three and nine months ended September 30, 2023, respectively.

The following summarizes quantitative information about our operating and finance leases (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating leases:
Operating lease cost	$215	$204	$717	$612
Total operating lease expense	$215	$204	$717	$612
Finance leases:
Interest lease cost	$122	$—	$142	$—
Depreciation expense	318	—	368	—
Total finance lease expense	$440	$—	$510	$—

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the nine months ended
	September 30, 2023	September 30, 2022
Operating cash flows used in operating leases	$(606)	$(580)

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	7.7	8.5
Weighted-average remaining lease term – finance leases (in years)	4.0	—
Weighted-average discount rate – operating leases	10%	10%
Weighted-average discount rate – finance leases	8%	—
Finance lease asset (1)	$6,201	—
(1) As of September 30, 2023, the Company had recorded accumulated depreciation of approximately $368,000 for the finance lease asset. Finance lease assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.
Minimum lease payments over the remaining lease periods as of September 30, 2023 are as follows (amounts in thousands):

	Operating Lease	Finance Lease	Total
Remaining periods in the year ended December 31, 2023	$232	$460	$692
Year Ended December 31, 2024	953	1,840	2,793
Year Ended December 31, 2025	977	1,840	2,817
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Thereafter	3,649	122	3,771
Total lease payments	7,707	7,290	14,997
Less present value discount	(2,415)	(1,014)	(3,429)
Total	$5,292	$6,276	$11,568

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

The following table is a summary of segment information for three and nine months ended September 30, 2023 and 2022 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net revenues
Diagnostic services	$2,491	$20,541	$24,849	$91,613
Consumer products	5,874	3,659	16,036	9,211
Consolidated net revenue	8,365	24,200	40,885	100,824
Cost of revenue
Diagnostic services	1,798	8,452	10,812	33,558
Consumer products	4,240	3,775	10,778	7,895
Consolidated cost of revenue	6,038	12,227	21,590	41,453
Depreciation and amortization expense
Diagnostic services	1,916	584	3,059	1,755
Consumer products	655	435	1,266	1,637
Total Depreciation and amortization expense	2,571	1,019	4,325	3,392
Operating and other expenses	6,541	9,176	26,105	27,882
Income (loss) from operations, before income taxes
Diagnostic services	(2,512)	6,776	4,902	39,671
Consumer products	(1,384)	(3,214)	(874)	(5,390)
Unallocated corporate	(2,889)	(1,785)	(15,163)	(6,184)
Total (loss) income from operations, before income taxes	(6,785)	1,777	(11,135)	28,097
Income tax benefit (expense)	1,644	(809)	3,104	(7,190)
Total (loss) income from operations, after income taxes	(5,141)	968	(8,031)	20,907
Net (loss) income	$(5,141)	$968	$(8,031)	$20,907
The following table is a summary of segment information as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
ASSETS
Diagnostic services	$46,496	$50,832
Consumer products	41,423	22,080
Unallocated corporate	3,791	14,736
Total assets	$91,710	$87,648
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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net (loss) income - basic	$(5,141)	$968	$(8,031)	$20,907
Interest on unsecured convertible promissory note	—	201	—	635
Net (loss) income - diluted	$(5,141)	$1,169	$(8,031)	$21,542

Weighted average shares outstanding - basic	17,175	15,898	16,924	15,712
Diluted shares- Stock Options	—	2,453	—	1,925
Diluted shares- Stock Warrants	—	1,097	—	1,067
Unsecured convertible promissory note	—	800	—	800
Weighted average shares outstanding - diluted	17,175	20,248	16,924	19,504
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the nine months ended
Anti-dilutive securities	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Common stock purchase warrants	831	455	831	455
Stock Options	3,289	370	3,289	610
Anti-dilutive securities	4,120	825	4,120	1,065
Note 12 - Subsequent Events
The Company has evaluated subsequent events through November 13, 2023, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the condensed consolidated financial statements.

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
Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID-19 and were prepared to validate other RPP Molecular tests through our diagnostic service business. In August 2021 we began offering personal genomics products and services and in July 2022 we began focusing on the licensing, development and commercialization of novel drugs, dietary supplements, compounds and diagnostics.
Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its Clinical Labotary Improvement Amendments (“CLIA”) certified laboratories including polymerase chain reaction (“PCR”) testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer best-in-class rapid antigen testing for COVID-19. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.
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
Results of Operations
Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022
Net revenue for the three months ended September 30, 2023 was $8.4 million as compared to $24.2 million for the three months ended September 30, 2022. The decrease in net revenue was the result of a $18.0 million decrease in net revenue from diagnostic services, partially offset by a $2.2 million increase in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from 113,000 tests in the three months ended September 30, 2022 to 13,000 tests in the three months ended September 30, 2023.
Cost of revenues for the three months ended September 30, 2023 was $6.0 million, comprised of $1.8 million for diagnostic services and $4.2 million for consumer products. Cost of revenues for the three months ended September 30, 2022 were $12.2 million, comprised of $8.5 million for diagnostic services and $3.8 million for consumer products. The decrease in cost of revenues for diagnostic services between the two comparable periods was due to the reduction in COVID-19 testing volumes.
We realized a gross profit of $2.3 million for the three months ended September 30, 2023 as compared to $12.0 million for the three months ended September 30, 2022. The decrease of $9.6 million was comprised of a decrease of $11.4 million in diagnostic services, partially offset by an increase of $1.7 million in consumer products. For the three months ended September 30, 2023 and 2022 we realized an overall gross margin of 27.8% and 49.5%, respectively. Gross margin for diagnostic services was 27.8% and 58.9% in the three months ended September 30, 2023 and 2022, respectively. Gross margin for consumer products was 27.8% and (3.2)% in the three months ended September 30, 2023 and 2022, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the three months ended September 30, 2023 were $0.1 million compared to $2.4 million for the three months ended September 30, 2022. The decrease of $2.3 million was due to decreased COVID-19 testing volumes during the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as a result of the Omicron variant, which emerged in early 2022.

General and administration expenses for the three months ended September 30, 2023 were $8.2 million as compared to $7.5 million for the three months ended September 30, 2022. The increase of $0.7 million in general and administration expenses was principally related to an increase in personnel expenses, marketing and professional fees associated with the Company's strategic initiatives.
Research and development costs for the three months ended September 30, 2023 were $0.4 million as compared to $0.1 million for the three months ended September 30, 2022. The increase in research and development costs for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was principally due to increased activities at ProPhase BioPharma. These activities include product research and field testing.
Interest and other income for the three months ended September 30, 2023 was $1,000 as compared to $25,000 for the comparable period in 2022. Interest expense for the three months ended September 30, 2023 was $0.3 million compared to $0.2 million for the three months ended September 30, 2022.
As a result of the effects described above, net loss for the three months ended September 30, 2023 was $(5.1) million, or $(0.30) per share, as compared to a net income of $1.0 million, or $0.06 per share, for the three months ended September 30, 2022. Diluted (loss) earnings per share for the three months ended September 30, 2023 and 2022 were $(0.30) and $0.06, respectively.
Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, net revenue was $40.9 million as compared to $100.8 million for the nine months ended September 30, 2022. The decrease in net revenue was the result of a $66.8 million decrease in net revenue from diagnostic services, partially offset by a $6.9 million increase in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2022 period as a result of the Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from 634,000 tests for the nine months ended September 30, 2022 to 259,000 tests in the nine months ended September 30, 2023, of which 54.9% were reimbursed by the HRSA uninsured program for the nine months ended September 30, 2022, and none were reimbursed from the HRSA uninsured program during the nine months ended September 30, 2023.
Cost of revenues for the nine months ended September 30, 2023 were $21.6 million, comprised of $10.8 million for diagnostic services and $10.8 million for consumer products. Cost of revenues for the nine months ended September 30, 2022 were $41.5 million, comprised of $33.6 million for diagnostic services and $7.9 million for consumer products.The decrease in cost of revenues for diagnostic services between the two comparable periods was due to the reduction in COVID-19 testing volumes.
We realized a gross profit of $19.3 million for the nine months ended September 30, 2023 as compared to $59.4 million for the nine months ended September 30, 2022. The decrease of $40.1 million was comprised of a decrease of $44.0 million in diagnostic services, partially offset by an increase of $3.9 million in consumer products. For the nine months ended September 30, 2023 and 2022 we realized an overall gross margin of 47.2% and 58.9%, respectively. Gross margin for diagnostic services was 56.5% and 63.4% in the nine months ended September 30, 2023 and 2022, respectively. Gross margin for consumer products was 32.8% and 14.3% in the nine months ended September 30, 2023 and 2022, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the nine months ended September 30, 2023 were $1.9 million compared to $8.9 million for the nine months ended September 30, 2022. The decrease of $7.0 million was due to decreased COVID-19 testing volumes in during the nine months ended September 30, 2023 compared to the comparable period in 2022 as a result of the Omicron variant, which emerged in early 2022.
General and administration expenses for the nine months ended September 30, 2023 were $26.5 million as compared to $21.6 million for the nine months ended September 30, 2022. The increase of $4.9 million in general and administration expenses was principally related to an increase in personnel expenses, marketing and professional fees associated with the Company's strategic initiatives.
Research and development costs for the nine months ended September 30, 2023 were $1.1 million as compared to $174,000 for the nine months ended September 30, 2022. The increase in research and development costs for the nine three months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was principally due to increased activities at ProPhase BioPharma. These activities include product research and field testing.
Interest and other income for the nine months ended September 30, 2023 was $39,000 as compared to $123,000 for the comparable period in 2022. The decrease in interest income for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the nine months ended September 30, 2023 was $781,000 compared to $635,000 for the nine months ended September 30, 2022. The increase in interest expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was principally due to higher balance of our outstanding debt that bears interest.
As a result of the effects described above, net loss for the nine months ended September 30, 2023 was $(8.0) million, or $(0.47) per share, as compared to a net income of $20.9 million, or $1.33 per share, for the nine months ended September 30, 2022. Diluted (loss) earnings per share for the nine months ended September 30, 2023 and 2022 were $(0.47) and $1.10, respectively.

Non-GAAP Financial Measures and Reconciliation
In an effort to provide investors with additional information regarding our results of operations as determined by generally accepted accounting principles in the United States of America (“GAAP”), we disclose certain non-GAAP financial measures. The primary non-GAAP financial measures we disclose are EBITDA and Adjusted EBITDA.
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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
GAAP net (loss) income (1)	$(5,141)	$968	$(8,031)	$20,907
Interest, net	274	176	742	512
Income tax (benefit) expense	(1,644)	809	(3,104)	7,190
Depreciation and amortization	3,143	2,352	4,435	3,601
EBITDA	(3,368)	4,305	(5,958)	32,210
Share-based compensation expense	744	1,969	3,998	2,979
Non-cash rent expense (2)	99	22	111	32
Bad debt expense	—	—	74	250
Adjusted EBITDA	$(2,525)	$6,296	$(1,775)	$35,471
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
Liquidity and Capital Resources
Our aggregate cash, cash equivalents and marketable securities available for sale as of September 30, 2023 were $3.3 million as compared to $17.4 million at December 31, 2022. Our working capital was $33.4 million and $44.8 million as of September 30, 2023 and December 31, 2022, respectively. The decrease of $14.2 million in our cash and cash equivalents for the nine months ended September 30, 2023 was principally due to (a) the proceeds from the sale of marketable debt securities of $3.8 million, (b) the proceeds from the maturities of marketable debt securities of $4.2 million, (c) the proceeds for issuance of notes payable of $7.6 million, and (d) the proceeds from warrant exercise of $1.2 million, offset by (i) $11.1 million cash used in operating activities, (ii) the asset purchase of Stella of $2.9 million, (iii) repurchase of common shares for payment of statutory taxes due on cashless exercise of options for $5.4 million, (iv) repurchase of common shares for $0.6 million, (v) purchase marketable debt securities of $3.8 million, and (vi) capital expenditures of $1.8 million.

To date the principal sources of capital to fund our operations have been from diagnostic services, genomics sequencing, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these unaudited condensed consolidated financial statements. However, due to the nature of early-stage ventures and accounts receivables collections, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its lines of business or collect on its accounts receivables in a timely manner or at all. If we were to experience a cash shortfall, we believe our access to existing and other financing sources and the established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.
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
There are still numerous uncertainties associated with the COVID-19 pandemic, including the ability of vaccines and other protective measures to protect against new strains of the virus, people’s willingness to receive a vaccine, possible resurgences of the coronavirus and/or new strains of the virus, the extent and duration of protective and preventative measures that may be adopted by local, state and/or the federal government in the future as a result of future outbreaks, including business closures, the ongoing impact of COVID-19 on the U.S. and world economy and consumer confidence, and various other uncertainties all of which could negatively impact our Company as a whole.
The COVID-19 pandemic has had a negative impact on the global capital markets and economies worldwide and could ultimately have a material adverse impact on our ability to raise capital needed to develop and commercialize products.
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 54.9% of our diagnostic services revenue for the nine months ended September 30, 2022, was generated from this program for the uninsured. None of our diagnostic revenues for the nine months ended September 30, 2023 was generated from this program for the uninsured. On March 22, 2022, the HRSA uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform testing for uninsured persons and are incurring the accompanying costs.
On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. While the Company is still assessing the impact this may have on our operations and financial performance, it could impact our ability to collect insurance reimbursements and could negatively impact revenues in future periods.

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
As of September 30, 2023, we have not sold any shares under the Sales Agreement.

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
In August 2023, the FASB issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The new guidance applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The Company currently does not have any transactions that fall under the scope of ASU 2023-05; therefore, the adoption of ASU 2023-05 is not expected to have an impact on the Company's consolidated financial statements.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2023. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2023.
Changes in Internal Control Over Financial Reporting
Except as described above, no change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of business. There are no material updates to the matters previously disclosed in Item 1, "Legal Proceedings" to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, except as provided below. We are not presently a party to any other material litigation.

Our wholly-owned subsidiary, TK Supplements, Inc., is the defendant in Aviles v. TK Supplements, Inc., a purported class action pending in the Superior Court for the State of California, County of Los Angeles. In the complaint that was filed on April 27, 2023, the plaintiff alleges that TK Supplements falsely advertised its Legendz XL male enhancement supplement in violation of California’s Consumer Legal Remedies Act. The plaintiff is seeking certification of a class of California purchasers; actual, statutory and punitive damages; an award of attorneys’ fees and costs; and all other relief at law or in equity as may be proper. TK Supplements, Inc., filed a demurrer and motion to strike the plaintiff’s complaint, which resulted in the plaintiff filing an amended complaint making similar allegations. We believe the lawsuit and the allegations contained therein are without merit. We intend to file another demurrer and vigorously defend against the litigation.
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
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2023, except as provided below. In addition, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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
•disputes with payors regarding the amount due;
•differences in coverage among payors and the effect of patient co-payments or co-insurance;
•differences in information and billing requirements among payors;
•incorrect or missing billing or insurance information; and
•the resources required to manage the billing and claims appeals process.

In addition, the expiration of the federal Public Health Emergency on May 11, 2023 changed regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories.

We have developed internal systems and procedures to handle these billing and collections functions, but we must continue to make significant efforts and expend substantial resources to further develop our systems and procedures to handle these aspects of our business, which could become increasingly important as we focus on increasing test volumes and establishing coverage and reimbursement policies with third-party payors. As a result, these billing complexities, along with the related uncertainty in obtaining payment for our tests, could negatively affect our revenue and cash flow, our ability to achieve or sustain profitability and the consistency and comparability of our results of operations. In addition, if claims for our tests are not submitted to payors on a timely basis, if we are required to switch to a different provider to handle our processing and collections functions, our revenue and our business could be adversely affected.

Failure to accurately bill for testing services, or to comply with applicable laws relating to government health care programs, could have a material adverse effect on our business.

Billing for diagnostic services is complex and subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, government groups, Medicare and Medicaid. Effective November 2021, billing for diagnostic services is performed internally by our billing department. Failure to accurately bill for our services could have a material adverse effect on our business. For example, certain billing claims for our diagnostic services are taking longer to process and complete because of incorrect patient or insurance information. We have engaged a third-party biller to assist with such claims; however, there is no guarantee that we and our third-party biller will be successful in collecting payments from the services we provided.

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

Our customer base for our COVID-19 and influenza tests is principally comprised of governmental bodies, municipalities, and large corporations who pay us directly or through third-party payors. In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. On March 22, 2022, HRSA uninsured program stopped accepting claims for COVID-19 testing and treatment due to the lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, emergency funding has not been allocated to the HRSA uninsured program. We continue to perform limited testing for uninsured persons and are incurring the accompanying costs. Approximately 31.5% and 0% of our diagnostic services revenue for the year ended December 31, 2022 and for the nine months ended September 30, 2023, respectively, was generated from this program for the uninsured.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 15, 2023, the Company issued 200,000 shares of the Company's common stock upon the exercise of 200,000 warrants at an exercise price of $3.00 per share.

On September 10, 2023, the Company issued 200,000 shares of the Company's common stock upon the exercise of 200,000 warrants at an exercise price of $3.00 per share.

On September 10, 2023, the Company issued 800,000 shares to a note holder upon conversion of $2.4 million outstanding note at a conversion price of $3.00 per share pursuant to the original term of the note agreement.

The shares issued upon the exercise of the warrants and upon conversion of the note were issued in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder and have not been registered under the Securities Act, and may not be offered or sold in the United States absent registration with the SEC or an applicable exemption from such registration requirements.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2023 through July 31, 2023	—	$—	—	$5,411,119
August 1, 2023 through August 31, 2023	—	—	—	5,411,119
September 1, 2023 through September 30, 2023	—	—	—	5,411,119
Total	—	$—	—	$5,411,119
There was no other purchases of equity securities for the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 19, 2015)

3.2	Amended and Restated Bylaws of Prophase Labs, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2023
	By:	/s/ Robert A Morse Jr.
Robert A. Morse Jr.
Chief Financial Officer (Principal Accounting and Financial Officer)
Date: November 13, 2023