Form 10-K
period 2023-12-31
ProPhase Labs, Inc.
filed 2024-03-29
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $100,240,301 as of June 30, 2023, based on the closing price of the common stock on The Nasdaq Capital Market on such date.
As of March 15, 2024, there were 18,045,209 shares outstanding of the registrant’s common stock, par value $0.0005 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Annual Report”) contains “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical facts, included in this Annual Report, including statements related to future events and our future financial performance are forward-looking statements. Forward-looking statements typically are identified by use of terms such as “anticipate”, “believe”, “plan”, “expect”, “intend”, “may”, “will”, “should”, “estimate”, “predict”, “potential”, “continue” and similar words although some forward-looking statements are expressed differently. Forward-looking statements include, but are not limited to, statements concerning:

•our anticipated expenses, ability to obtain funding for our operations and the sufficiency of our cash resources;
•our strategic plans for our businesses, product candidates and research programs;
•our anticipated timelines for clinical trials, regulatory filings and regulatory approvals for our product candidates, dietary supplements and diagnostics;
•the beneficial characteristics, therapeutic effects, and potential advantages of our product candidates, dietary supplements and diagnostics;
•our efforts to augment internal manufacturing capabilities and operation of our manufacturing facility;
•anticipated developments related to our competitors and our industry; and
•estimates regarding the sufficiency of our existing capital resources to fund our future operating expenses and capital expenditure requirements.

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

SUMMARY OF RISK FACTORS

You should consider carefully the risks described under the "Risk Factors" section and elsewhere in this Annual Report. These risks, which include the following, could materially and adversely affect our business, financial condition, operating results, cash flow, and prospects, and cause the trading price of our common stock to decline:

Risks Related to Our Business Generally
•We have incurred significant net losses and accounts receivable that could materially, adversely affect our results.
•We have limited cash on hand and may need substantial additional funding by incurring indebtedness or issuing common stock or other securities to finance our operations.
•Our failure to manage our growth successfully could harm our growth and operating results.
•Our businesses are subject to significant competitive pressures.
•Unfavorable global economic conditions could adversely affect our business.
•Disruptions to our supply chain or increases in the price of materials could materially, adversely affect our results.
•The adulteration of materials could materially and adversely affect our business.
•We may be subject to product liability claims.
•Additional capital to support our businesses may not be available.
•System failures, security breaches or cyberattacks could adversely affect our business.
•We may not be successful without our key personnel.
•We may not be successful in executing our growth strategy.
•We may not be successful with our expansion in the Middle East and North Africa ("MENA") region.

Risks Related to Our Diagnostics Business
•We may be unable to substitute the revenues from our lab diagnostic services or tests with new business segments.
•Our ability to reduce our accounts receivable depends on our collection of payment for the diagnostic tests we delivered, which we may not be able to do successfully as the process is complex and time-consuming, and any delay in collecting claims could have an adverse effect on our revenue.

Risks Related to Our Personal Genomics Business
•We may not successfully establish our presence in the personal genetics market. Our estimate of total market for personal genomic services may be inaccurate
•Concerns regarding privacy and use of genetic information may decrease consumer demand for our product.
•If we lose a significant or sole supplier, our business and operations could be materially adversely affected.
•Any significant disruption in service could harm our reputation and may result in a loss of customers.
•Our personal genomics business is subject to seasonal fluctuations.

Risks Related to our Contract Manufacturing and Dietary Supplement Business
•Disruptions at the manufacturing facilities, loss of certifications or other problems between customers and, our wholly owned subsidiary, Pharmaloz Manufacturing, Inc. (“PMI”) could adversely affect our business.
•Our PMI manufacturing business is subject to seasonal fluctuations.
•Our contract manufacturing and dietary supplement businesses are subject to extensive governmental regulation.
•Our product development and commercialization efforts may be unsuccessful.
•If our products do not have the effects intended or cause undesirable side effects, our business may suffer.
•We may fail to meet market demand, and regulatory authorities may not accept our facilities.

Risks Related to Our Drug Development Operations
•Our product candidates are still in pre-clinical development, and it will be many years before our wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”), is able to commercialize a product candidate, if ever.

•We may expend our resources to pursue particular product candidates while failing to capitalize on other candidates or indications that may be more profitable or have a greater likelihood of commercial success.
•If we experience delays or enrollment difficulties in clinical trials, our ability to advance our product candidates through development and the regulatory process could be delayed or prevented.
•Clinical trials are expensive, time consuming, and subject to uncertainty.
•We may fail to demonstrate the safety and efficacy of our product candidates.
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
•Our products may not gain market acceptance and the market may be smaller than we believe.
•Even if we are able to commercialize our product candidates, such products may be subject to unfavorable pricing regulations, third-party reimbursement practices, or healthcare reform initiatives, which could harm our business.

Risks Related to Our Intellectual Property
•Failure to protect our trademarks and other intellectual property could impact our business.
•With sufficient IP rights we may not be able to compete effectively in our markets.
•Claims of IP infringement may expose us to substantial liability and prevent our business efforts.
•Share our trade secrets or confidential information, which increases the possibility that our trade secrets or other confidential information will be misappropriated or disclosed.

Risks Related to Governmental Regulation
•Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.
•We depend on third party service providers to comply with laws and regulations.
•We must comply with complex laws protecting privacy and security of health information and personal data.

Risks Related to Our Common Stock, Internal Controls and Governance Matters
•We have identified material weaknesses in our internal controls over financial reporting, which may adversely affect investor confidence in us, our business, results of operations and financial condition, and the trading price of our common stock.
•Sales of our common stock could adversely affect its trading price of and our ability to raise funds.
•If analysts don’t publish reports about us or they issue an adverse opinion, our stock price could decline.
•Our CEO and Chairman owns a substantial amount of our common stock.
•Our Certificate of Incorporation and amended and restated bylaws ("Bylaws") contain certain provisions that may be barriers to a takeover.
•Our Bylaws provides that the Delaware Court of Chancery and the federal district courts are the exclusive forums for substantially all disputes with our stockholders.
•We have agreed to indemnify our officers and directors from liability.

PART I
Item 1.    Business
Overview

We are a growth oriented and diversified next generation biotech, genomics and diagnostics company that develops and commercializes novel drugs, dietary supplements, and compounds, and contract manufacturing.

We offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction (“PCR”) testing for COVID-19 and Influenza A and B and rapid antigen testing for COVID-19 through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”) up until August 2023.

We offer whole genome sequencing and related services through our wholly-owned subsidiary, Nebula Genomics, Inc. (“Nebula”).

Our wholly owned subsidiary, PBIO is focused on the licensing, development and commercialization of novel drugs, dietary supplements, and compounds.

Our wholly-owned subsidiary, PMI, is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and over-the-counter (“OTC”) drug and dietary supplement products.

We also develop and market dietary supplements under the TK Supplements® brand.

ProPhase Diagnostics

Our wholly-owned subsidiary, ProPhase Diagnostics, which was formed in October 2020, offered a broad array of COVID-19 related clinical diagnostic and testing services including PCR testing for COVID-19 and Influenza A and B at its two Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratories, located in Old Bridge, New Jersey and Garden City, New York. We also offered rapid antigen testing for COVID-19.

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

Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.

Nebula Genomics

Nebula focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. We currently offer Nebula whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass (“FDM”) retail stores and to provide testing for universities conducting genomic research.

Nebula provides consumers access to affordable and secure whole genome sequencing. It also provides customers with access to over 300 personalized reports based on their genomic profile. These reports are created utilizing the latest scientific research and provide individual genetic commentary on a broad range of traits and characteristics. Customers can access their reports via Nebula’s secure online portal. As new scientific discoveries are made, customers receive new reports, as well as regular updates to their existing reports, through Nebula’s subscription model. In addition to the personalized reports, Nebula provides customers with access to a suite of exploration tools including a gene browser and a gene analysis tool. These tools allow customers to browse their data, search for genetic variants, and analyze their genes.

Nebula’s solution was initially powered by the innovations of George Church, Ph.D., Professor of Genetics at Harvard Medical School and Chairman of Nebula’s Scientific Advisory Board. Dr. Church has pioneered the development of multiple DNA sequencing methods, including molecular multiplexing approaches that enable next generation sequencing as well as nanopore sequencing.

Nebula’s whole genome sequencing DNA test decodes approximately 6.4 billion base pairs of the human genome, generating significant amounts of data, which exceeds the amount and quality of data widely offered by most competing services. Through the use of additional tools, the data that is generated can help identify rare genetic mutations and provide consumers other valuable insights into their genes and overall health and wellness. Nebula also provides consumers with weekly educational content to further their knowledge about the use of their genetic data.

Based on our internal research, Nebula was the first company to bring the cost of sequencing a human genome below $300 and became one of the largest direct-to-consumer whole genome sequencing companies. Our goal is to dramatically increase Nebula’s sales by decreasing price, decreasing turnaround times and increasing distribution to both businesses and consumers, including universities conducting genetic research. We plan to accomplish this by integrating Nebula’ genomic sequencing into our CLIA-certified labs.

Nebula is currently in ongoing negotiations with numerous businesses to expand from direct to consumer to business to business (“B2B”) operations. Nebula plans to utilize its state of the art in house clinical lab to receive and process thousands of B2B samples every year. The Company is currently working with other labs, doctors’ offices, health clinics, longevity clinics, and many other potential business consumers.

We are also actively collaborating with G42 Healthcare, a leading Abu Dhabi-based artificial intelligence (“AI”) health-tech company, to explore genomic sequencing and other potential opportunities.

ProPhase BioPharma

We formed PBIO in June 2022 for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds under development currently include Equivir (a dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), two broad-based anti-viral candidates, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus (“PIM”) kinase inhibitors product candidates. We also own the exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening test, which is in development, and related intellectual property (“IP”) assets.

Equivir (dietary supplement candidate) and Equivir G (Rx candidate)

We have exclusive worldwide rights to develop and commercialize Equivir (a dietary supplement candidate) and Equivir G (a Rx candidate) pursuant to a license agreement with Global BioLife, Inc. (“Global BioLife”), a wholly-owned subsidiary of DSS, Inc.

Equivir is a blend of polyphenols, which are substances found in many nuts, vegetables and berries. The composition, which contains polyphenols that we believe are generally recognized as safe, is projected to come in capsule form and be taken much like a multivitamin. The composition is believed to work by helping to improve proper immune function. We plan to pursue commercialization of Equivir as a dietary supplement, leveraging our distribution in over 40,000 FDM retail stores and online direct to consumers.

In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences, a leading clinical research organization, was contracted to run the multi-arm trial. Vedic produced interim results in February of 2024 which showed enough data to continue the trial to completion. The trial is expected to be completed by the end of the second quarter 2024.

Equivir G is a blend of polyphenols similar to Equivir (dietary supplement) with the addition of Gallic acid. We are in the process of formulating its composition and preparing clinical studies. We are pursuing the development of Equivir G as a prescription based antiviral treatment based on data related to the polyphenol formulation in Equivir. Evidence suggests that the blend of polyphenols in Equivir has the potential to block the entry of a virus into host cells, thereby preventing infection and replication in those host cells. Through our development of Equivir G, we believe a similar polyphenol formulation can be developed for the treatment of infection caused by various serotypes of influenza and Rhinovirus, a common viral infectious agent predominantly associated with the common cold in humans. We believe this formulation may also have the potential to block the entry of Ebola virus into host cells, which could prevent Ebola Virus Disease and Ebola Hemorrhagic fever. These diseases are rare, but severe and often fatal in humans, particularly in sub-Saharan Africa. Ebola has a 90% death rate, according to the World Health Organization. Equivir has also shown in in-vitro studies to combat SARS-COV2. We plan to apply for an Investigational New Drug Application (“IND”) for Equivir G as a prescription-based antiviral treatment. Planned antiviral applications include SARS-COV2, Influenza and Ebola, among others.

Linebacker (LB-1 and LB-2)

We have exclusive worldwide rights to develop and commercialize LB-1 and LB-2 for the treatment of cancer, inflammatory diseases or symptoms and memory-related syndromes, diseases or symptoms, including dementia and Alzheimer’s disease, pursuant to a license agreement with Global BioLife.

LB-1 and LB-2 were initially developed by Global BioLife in partnership with Global Research and Development Group Sciences (“GRDG”). GRDG and Global BioLife created Linebacker, a multi-faceted therapeutic platform targeting metabolic, neurologic, cancer, and infectious diseases, to mirror the Panacea Project, a U.S. Defense Advanced Research Projects Agency program that provides novel, multi-target therapeutics for unmet physiological needs. Linebacker is a modified polyphenol. Linebacker compounds are modified Myricetin, which is a common plant-derived flavonoid. Myricetin exhibits a wide range of activities that include strong antioxidant, anticancer, antidiabetic and anti-inflammatory activities. It displays activities that are related to the central nervous system. Anecdotal evidence suggests that it may be beneficial to protect against diseases such as Parkinson’s and Alzheimer’s.

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

In vitro studies completed in the fourth quarter of 2023 from the initial LB-1 cell line demonstrated the following findings:

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

In November 2022 PBIO entered into a two-year collaborative agreement with Dana-Farber Cancer Institute and Harvard Medical School to further the research LB-1. This collaboration provides for year 1 and year 2 research plans, which were initiated in the first and second quarter of 2023. The ongoing studies are focused on identifying the most effective combination of cancer cell lines and agents with LB-1. Initial focus areas include hepatic, colon and breast cancer, and initial therapy agents include Topotecan and Doxorubicin.

In August 2023, we teamed up with Certis oncology to use their proprietary CertisAI Predictive Oncology Intelligence to determine what, if any,cancers Linebacker would be most effective against. The Company has generated significant data and continues to administer testing models in the first and second quarter of 2024 to pinpoint the best cancers to target.

BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test

We own the worldwide exclusive rights to the BE-Smart Esophageal Pre-Cancer diagnostics screening test and related intellectual property assets. The BE-Smart test is aimed at early detection of esophageal cancer. It remains under development but has already been tested by an independent test lab, mProbe, Inc. (“mProbe”), on over 200 human samples and has shown greater than 99% sensitivity and specificity to detect protein expressions in cells that are at high risk of becoming cancerous. mProbe, a precision health and medicine company utilizing clinical proteomics in the oncology space in conjunction with Dr. Christopher Hartley of the prestigious Mayo Clinic, has been utilizing a small sample of tissue collected during endoscopies to help us confirm and optimize the BE-Smart Test. The initial data appears to demonstrate accuracy and reproducibility as well as identification of potential biomarkers for therapeutic drug discovery to treat esophageal cancer.

In March 2023, we announced a collaboration with mProbe and Dr. Christopher Hartley of Mayo Clinic for the continued development of its BE-Smart Esophageal Pre-Cancer diagnostic screening test. We plan to commercialize the BE-Smart test as a Laboratory Developed Test (“LDT”) in the second half of 2024 with full commercialization backed by insurance expected by the end of 2024. We may, in certain cases, provide the BE-Smart test for research-use only (“RUO”) purposes, in which case the test may not be subject to certain regulatory requirements of the U.S. Food and Drug Administration (the "FDA"), provided that the test, its labels, and labeling are done in accordance with FDA’s regulatory requirements.

According to the National Institute of Health Chapter 24: Indications and Outcomes of Gastrointestinal Endoscopy, over 20 million endoscopies are performed every year in the United States; approximately 2 million of these procedures are done on patients with Barret’s Esophagus, which is a condition in which the flat pink lining of the swallowing tube that connects the mouth to the stomach (esophagus) becomes damaged by acid reflux, which causes the lining to thicken and become red. In patients with Barrett’s Esophagus, one in two hundred will develop esophageal adenocarcinoma. Esophageal cancer is highly lethal and deemed as the sixth cause of cancer death worldwide according to Cancer State Facts, the overall five-year survival rate was less than 20%.

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

Pharmaloz Contract Manufacturing

PMI is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products. PMI provides product development, pre-commercialization services, production, warehousing and distribution services for its customers. Our manufacturing facility, which is located in Lebanon, Pennsylvania, is registered with the FDA and is certified organic and kosher.

As part of the sale of our former Cold-EEZE® business in March 2017, PMI entered into a manufacturing agreement with Mylan Consumer Healthcare Inc. and Mylan Inc. (collectively, “Mylan”) to supply various Cold-EEZE® lozenge products to Mylan following the sale for a period of five years with annual renewal options. Pursuant to the terms of the manufacturing agreement, PMI agreed to manufacture certain products for Mylan, as described in the manufacturing agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the manufacturing agreement was assigned by Mylan to Meda Consumer Healthcare, Inc. (“Meda”) in connection with Meda’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Meda is currently within Vespyr Brands and the manufacturing contract with PMI is expected to be renewed by the end of the second quarter of 2024.

In February 2023, we acquired new equipment and doubled the capacity for pouch packaging, to meet the growing demand for our products and services. PMI also acquired new automation equipment that is expected to double capacity in the second half of 2024. PMI is also planning for expansion of its lozenge manufacturing business and is projected to add a second line that should be operational by the beginning of the third quarter of 2024. PMI added multiple new customers throughout the second half of 2023 and remains positioned for growth.

TK Supplements

Our TK Supplements® product line is dedicated to supporting better health, energy and sexual vitality. Each of our herbal supplements is researched to determine the optimum blend of ingredients to ensure our customers receive premium quality products. To achieve this, we formulate with the highest quality ingredients derived from nature and ingredients enhanced by science. Our TK Supplements® product line includes Legendz XL®, a male sexual enhancement and Triple Edge XL®, an energy and stamina booster.

Legendz XL® has distribution in Rite Aid, Walgreens, CVS, Walmart and other retailers, and via ecommerce.

In 2022, we restaged Triple Edge XL from a 56 count (“ct”) to a 20 ct at CVS, making the retail price more in line with competition. The result was a double digit increase in consumer sales and a 40% expansion increase in the number of stores carrying the item between the restaging of the product in September 2022 and January 2023. In January 2024, Triple Edge XL was reviewed by CVS and, based on its 2022 and 2023 sales, CVS has determined to maintain authorization for its fiscal year ending December 31, 2024. We also presented and marketed Triple Edge XL 20 ct to Walgreens and other major pharmacies, and we are waiting on final decisions on whether those pharmacies will agree to carry Triple Edge XL 20 ct. In the event all of the pharmacies at which we presented Triple Edge XL 20 ct accept the same of such product, we believe that such acceptances will increase demand for product inventory by over 100% in the 12 month period following all of the acceptances.

Fluctuations in our Business

Our diagnostic services revenues were subject to fluctuations in COVID-19 testing demand. The demand for COVID-19 tests was highly volatile, primarily driven by the emergence and severity of new variants. The demand for COVID-19 tests significantly decreased in 2023 and as a result, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.

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

Licensing Agreements

Licensing Agreement with Global BioLife, Inc. for Equivir and Equivir G

We are party to a license agreement with Global BioLife, dated March 17, 2022 (“Equivir License Agreement”), pursuant to which we acquired from Global BioLife a worldwide exclusive right and license under certain patents identified in the license agreement and know-how (collectively, the “Equivir Licensed IP”) to exploit any product comprising or containing Equivir Licensed Compound (as defined in the license agreement) (“Equivir Licensed Products”) for all uses (the “Equivir Field”).

Under the terms of the Equivir License Agreement, Global BioLife reserves the right, solely for itself to use the Equivir Licensed IP to research and develop, including modify, enhance, improve, Equivir Licensed Products in the Equivir Field.

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

Licensing Agreement with BioLife, Inc. for Linebacker LB-1 and LB-2

We are also party to a license agreement with Global BioLife, dated July 19, 2022 (“Linebacker License Agreement”), pursuant to which we acquired from Global BioLife a worldwide exclusive right and license under certain patents identified in the License Agreement (the “Linebacker Licensed Patents”) and know-how (collectively, the “Linebacker Licensed IP”) to exploit any compound covered by the Linebacker Licensed Patents (the “Linebacker Licensed Compound”), including Linebacker LB-1 and LB-2, and any product comprising or containing a Linebacker Licensed Compound (“Linebacker Licensed Products”) in the treatment of cancer, inflammatory diseases or symptoms, memory-related syndromes, diseases or symptoms including dementia and Alzheimer’s Disease (the “Linebacker Field”). Under the terms of the Linebacker License Agreement, Global BioLife reserves the right, solely for itself and for GRDG Sciences, LLC to use the Linebacker Licensed Compound and Linebacker Licensed IP solely for research purposes inside the Linebacker Field and for any purpose outside the Linebacker Field.

Subject to certain conditions set forth in the license agreement, we may grant sublicenses (including the right to grant further sublicenses) to our rights under the license agreement to any of our affiliates or any third party with the prior written consent of Global BioLife, which consent may not be unreasonably withheld. Either party to the license agreement may assign its rights under the license agreement (i) in connection with the sale or transfer of all or substantially all of our assets to a third party, (b) in the event of a merger or consolidation with a third party or (iii) to an affiliate; in each case contingent upon the assignee assuming in writing all of the obligations of its assignor under the license agreement.

Under the terms of the Linebacker License Agreement, we were required to pay to Licensor a one-time upfront license fee of $50,000 within 10 days of the effective date and must pay an additional $900,000 following the achievement of a first Phase 3 study which may be required by the FDA for the first Linebacker Licensed Product and an additional $1 million upon the receipt of regulatory approval of a New Drug Application ("NDA") for the first Licensed Product.

During the term of the Linebacker License Agreement, we are also required to pay to Global BioLife 3% royalties on Net Revenue (as defined in the license agreement) of each Linebacker Licensed Product, but no less than the minimum royalty of $250,000 of net revenue per year minus any royalty payments for any required third party licenses.

Under the terms of the Linebacker License Agreement, the development of the Linebacker Licensed Compound and the first Linebacker Licensed Product for the United States will be governed by a clinical development plan, including anticipated timeline goals in connection with the clinical trials for the first Linebacker Licensed Product (the “Linebacker Development Plan”). The Linebacker Development Plan may be amended by the mutual written agreement of the parties to the Linebacker License Agreement based upon results of preclinical studies or clinical trials, including safety and effectiveness, guidance by the FDA, or upon the agreement of the parties.

The Linebacker License Agreement will expire automatically on a country-by-country basis upon the last to occur of the expiration of the last to expire Linebacker Licensed Patents (the “Term”). Following the expiration of the Term, and on a country-by-country basis, the license will become non-exclusive, perpetual, fully-paid, unrestricted, royalty-free and irrevocable.

The Linebacker License Agreement may be terminated by us for any reason or for convenience in our sole discretion: (i) on a Linebacker Licensed Product-by-Linebacker Licensed Product or a country-by-country basis or (ii) in its entirety, in either case ((i) or (ii)) for convenience upon 180 days prior written notice to Global BioLife. Global BioLife may terminate the license agreement solely for a material breach of the license agreement by us, which is not cured within 60 days’ of written notice to us of such breach.

Government Regulation

Our business is subject to extensive governmental regulation by various federal, state, and local agencies as described below.

U.S. Food and Drug Administration

Diagnostic Testing Services

The FDA has regulatory responsibility for diagnostic testing instruments, test kits, reagents and other devices used by clinical laboratories. The FDA enforces laws and regulations that govern the development, testing, manufacturing, performance, labeling, advertising, marketing, distribution and surveillance of diagnostic products, including COVID-19 diagnostics authorized by the FDA under and Emergency Use Authorizations (“EUA”), and it regularly inspects and reviews the manufacturing processes and product performance of diagnostic products.

Since 2014, there have been ongoing discussions and advocacy between stakeholders, including the clinical laboratory industry, the FDA, and Congress, about potential FDA regulation of LDTs, which are assays developed and performed in-house by clinical laboratories that can be made available to the public without pre-market review by the FDA (although COVID-19 LDTs are currently subject to FDA pre-market requirements, as a consequence of the national health emergency). Various regulatory and legislative proposals are under consideration, including some that could increase general FDA oversight of clinical laboratories and LDTs. The outcome and ultimate impact of such proposals on our business is difficult to predict at this time.

Pharmaceutical Regulation

The manufacturing and distribution of pharmaceutical products are subject to extensive regulation by the federal government, primarily through the FDA and the Drug Enforcement Administration, and to a lesser extent by state and local government agencies. The Food, Drug, and Cosmetic Act (“FFDCA”) and other federal statutes and regulations govern or influence the manufacture, labeling, testing, storage, record keeping, approval, advertising and promotion of OTC pharmaceutical products.

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

Consumer Product Safety Commission

Under the Poison Prevention Packaging Act, the Consumer Product Safety Commission (“CPSC”) has authority to require that certain dietary supplements and certain pharmaceuticals have child-resistant packaging to help reduce the incidence of accidental poisonings. The CPSC has published regulations requiring iron-containing dietary supplements and various pharmaceuticals to have child resistant packaging and has established rules for testing the effectiveness of child-resistant packaging and for ensuring senior adult effectiveness. The manufacturer of any product that is subject to any CPSC rule, ban, standard or regulation must also certify that, based on a reasonable testing program, the product complies with CPSC requirements.

Federal Trade Commission

Advertising of our products in the United States is subject to regulation by the Federal Trade Commission (the “FTC”) under the Federal Trade Commission Act. Under the FTC’s Substantiation Doctrine, an advertiser is required to have a “reasonable basis” for all objective product claims before the claims are made. Failure to adequately substantiate claims may be considered either deceptive or unfair practices. Pursuant to this FTC requirement, we are required to have adequate substantiation for all material advertising claims that we make for any products sold in the United States.

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

State and Laboratory Licensure

We are subject to regulation under state law. State laws, including those of New Jersey and New York, require that laboratories and/or laboratory personnel meet certain qualifications, specify certain quality controls or require maintenance of certain records. For example, New York laws and regulations establish standards for: quality management systems; qualifications, responsibilities, and training; facility design and resource management; pre-analytic, analytic

(including validation and quality control), and post-analytic systems; and quality assessments and improvements. The New York state laboratory laws and regulations are more stringent than CLIA. New York law mandates proficiency testing for laboratories licensed under New York law, regardless of whether such laboratories are located in New York. If a laboratory is out of compliance with New York statutory or regulatory standards, the New York State Department of Health(“NYSDOH”) may suspend, limit, revoke or annul the laboratory’s New York license, censure the holder of the license or assess civil money penalties. Statutory or regulatory noncompliance may result in a laboratory’s operator being found guilty of a misdemeanor under New York law. NYSDOH also must approve laboratory developed tests before the test is offered in New York. Should we be found out of compliance with New York or any other applicable laboratory standards of practice, we could be subject to such sanctions, which could harm our business. Applicable statutes and regulations could also be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect our business. Potential sanctions for violation of these statutes and regulations include significant fines and the suspension or loss of various licenses, certificates and authorizations, which could have a material adverse effect on our business. In addition, compliance with future legislation could impose additional requirements on us, which may be costly.

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

On December 12, 2018, the U.S. Department of Health and Human Services (“HHS”) issued a request for information (“RFI”) seeking input from the public on how the HIPAA regulations and the Privacy Rule, in particular, could be modified to amend existing, or impose additional, obligations relating to the processing of PHI. Subsequent to the RFI, on January 21, 2021, HHS published a notice of proposed rulemaking (“NPRM”) containing potential modifications to the Privacy Rule addressing standards that may impede the transition to value-based health care. We are monitoring the NPRM process. If modifications to the Privacy Rule are adopted, they may impact our compliance obligations under HIPAA.

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

The administrative simplification provisions of HIPAA mandate the adoption of standard unique identifiers for healthcare providers. The intent of these provisions is to improve the efficiency and effectiveness of the electronic transmission of health information. The National Provider Identifier Rule requires that all HIPAA-covered healthcare providers, whether they are individuals or organizations, must obtain a National Provider Identifier (“NPI”) to identify themselves in standard HIPAA transactions. NPI replaces the unique provider identification number and other provider numbers previously assigned by payers and other entities for the purpose of identifying healthcare providers in standard electronic transactions. The Company believes that it is in compliance with the HIPAA National Provider Identifier Rule in all material respects.

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

Effective August 14, 2020, the Substance Abuse and Mental Health Services Administration of HHS announced the finalization of proposed changes to the Confidentiality of Substance Use Disorder Patient Records regulation, 42 Code of Federal Regulations Part 2. This regulation protects the confidentiality of patient records relating to the identity, diagnosis, prognosis, or treatment that are maintained in connection with the performance of any federally assisted program or activity relating to substance use disorder education, prevention, training, treatment, rehabilitation, or research. Under the regulation, patient identifying information may only be released with the individual’s written consent, subject to certain limited exceptions. The latest changes to this regulation seek to better facilitate care coordination, while maintaining more stringent confidentiality of substance use disorder information. We have adopted changes to our policies and procedures necessary for compliance.

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

We bill third-party payors, both commercial and government, using Current Procedural Terminology (“CPT”) codes, which are published by the American Medical Association. In April 2014, Congress passed the Protecting Access to Medicare Act of 2014 (“PAMA”), which included substantial changes to the way in which clinical laboratory services are priced and paid under Medicare. On June 23, 2016, CMS published the final rule implementing the reporting and rate-setting requirements. Under PAMA, laboratories that receive the majority of their Medicare revenue from payments made under the CLFS or the Physician Fee Schedule are required to report to CMS, beginning in 2017 and every three years thereafter (or annually for an advanced diagnostic laboratory test (“ADLT")), private payor payment rates and volumes for clinical diagnostic laboratory tests, or CDLTs. Laboratories that fail to report the required payment information may be subject to substantial civil monetary penalties. We do not believe that any of our tests meet the current definition of ADLTs. We therefore report private payor rates for our tests every three years.

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

Human Capital Management

We consider talent attraction, development, engagement and retention a key driver to our business success. We are committed to developing a comprehensive, cohesive and positive company culture and employee experience. At December 31, 2023, we employed 113 full-time employees, of which 47 were engaged in our contract manufacturing operations and 82 employees were providing diagnostic services.

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

Corporate Information

We were initially organized in Nevada in July 1989. Effective June 18, 2015, we changed our state of incorporation from the State of Nevada to the State of Delaware. Our principal executive offices are located at 711 Stewart Avenue, Suite 200, Garden City, New York 11530 and our telephone number is 215-345-0919.

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

Risks Related to Our Business Generally

We have incurred significant losses and accounts receivable, have limited cash on hand, and anticipate that we may continue to incur losses for the foreseeable future.

We have had limited history of profitability. While we were profitable for years ended December 31, 2022 and 2021 due to the diagnostic services that we provided, there is no certainty that we will be profitable in future years. We incurred net losses of approximately $16.8 million as of December 31, 2023 and expect to continue to incur significant operating and capital expenditures. We anticipate that our expenses will increase substantially if, and as we:
•continue our current research programs and our preclinical and clinical development of product candidates;
•initiate preclinical studies and clinical trials for any other product candidates we identify and choose to develop;
•expand, maintain, enforce and/or defend our intellectual property;
•seek marketing approvals for any of our product candidates that successfully complete clinical trials;
•hire additional clinical, quality control and scientific personnel;
•establish, expand or contract for manufacturing capabilities;
•add operational, financial and management information systems and personnel, including personnel to support our product candidate development; and

•acquire or in-license other technologies.

Because of the numerous risks and uncertainties associated with our business, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

With the significant reduction of our diagnostic services and as we fund capital expenditures, we also expect to experience limited cash flow for the foreseeable future. We cannot guarantee that revenues from the genomics business and the contract manufacturing business will be sufficient to supplant the reduction in the diagnostic services revenues. If these revenues are not sufficient to replace the revenues from our diagnostic services, then the Company may continue to suffer yearly losses. As a result, we will need to generate significant revenues in order to achieve profitability or raise significant capital. We may not be able to generate these revenues or raise capital in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock. Refer to risk factors under the section titled "Risks Related to Our Diagnostic Business" for more information relating to risks associated with our diagnostic services and the significant reduction of such services.

We have limited cash on hand, and we will need substantial additional funding and if we are unable to raise additional capital when needed, we may need to incur indebtedness or issue common stock or other securities to finance our operations.

As of December 31, 2023, year-to-date cash used by operating activities was approximately $11.3 million and cash and cash equivalents and marketable securities available for sale were approximately $4.7 million. The Company believes that it has sufficient cash on hand to fund its operations into March of 2025. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and is difficult to predict. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

•the scope, progress, results and costs of clinical trials, drug discovery, preclinical development, and laboratory testing for our wholly owned and partnered product candidates;
•the scope, prioritization and number of our research and development programs;
•the costs, timing and outcome of regulatory review of our products or product candidates;
•the costs of establishing and maintaining a supply chain for the development and manufacture of our customer's or our product candidates;
•the success of our collaborations with our third-party collaborators;
•our ability to establish and maintain additional collaborations on favorable terms, if at all;
•the achievement of milestones or occurrence of other developments that trigger payments under any additional collaboration agreements we obtain;
•the extent to which we are obligated to reimburse, or entitled to reimbursement of, clinical trial costs under future collaboration agreements, if any;
•the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims;
•the costs of fulfilling our obligations under licensing agreements;
•the extent to which we acquire or in-license other product candidates and technologies;
•the costs of expanding our manufacturing capabilities;
•the costs of establishing or contracting for sales and marketing capabilities if we obtain regulatory approvals to market our product candidates; and
•our ability to establish and maintain healthcare coverage and adequate reimbursement.

In addition, as of December 31, 2023, we had a total of approximately $36.3 million in accounts receivable. These accounts receivable consist primarily of amounts due from government agencies and healthcare insurers, and there is no guarantee we will ever collect the balances. To the extent that we do not generate sufficient cash from operations or do not collect our accounts receivable, our cash balances will decline.

In the event our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock or other securities to finance our operations. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products or product candidates or expand our manufacturing capabilities. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our shares to decline. The sale of additional equity or convertible securities would dilute all of our stockholders and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborators or otherwise at an earlier stage than otherwise would be desirable and we may be required to relinquish rights to some of our technologies or product candidates or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of any product or product candidate, or be unable to expand our manufacturing capabilities or operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

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

Increased global information technology security threats and more sophisticated and targeted computer crime pose a risk to the security of our systems and networks and the confidentiality, availability, and integrity of our data. There have been several recent, highly publicized cases in which organizations of various types and sizes have reported the unauthorized disclosure of customer or other confidential information, as well as cyberattacks involving the dissemination, theft, and destruction of corporate information, IP, cash, or other valuable assets.

There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems.

A security compromise of our information systems or of those of businesses with whom we interact that results in confidential information being accessed by unauthorized or improper persons could harm our reputation and expose us to regulatory actions, customer attrition, remediation expenses, disruption of our business, and claims brought by our customers or others for breaching contractual confidentiality and security provisions or data protection laws. Breaches of health information and/or personal data may be extremely expensive to remediate, may prompt federal or state investigation, fines, civil and/or criminal sanctions and significant reputational damage. Monetary damages imposed on us could be significant and not covered by our liability insurance. Techniques used by bad actors to obtain unauthorized access, disable or degrade service, or sabotage systems evolve frequently and may not immediately produce signs of intrusion, and we may be unable to anticipate these techniques or to implement adequate preventative measures. In addition, a security breach could require that we expend substantial additional resources related to the security of our information systems and providing required breach notifications, diverting resources from other projects and disrupting our businesses. If we experience a data security breach, it could result in increased costs or loss of revenue; our reputation could be damaged; and we could be subject to additional litigation, regulatory risks and other business losses.

A security breach or privacy violation that leads to unauthorized disclosure or loss of unauthorized use or modification of, or that prevents access to or otherwise impacts the confidentiality, security, or integrity of, sensitive, confidential, or proprietary information we or our third-party service providers maintain or otherwise process, could require us to comply with breach notification laws, and cause us to incur significant costs for remediation, fines, penalties, notification to individuals, media and governmental authorities, implementation of measures intended to repair or replace systems or technology, and to prevent future occurrences, potential increases in insurance premiums, and forensic security audits or investigations. Our failure, or the failure by our third-party providers on our platform, to comply with applicable laws or regulations or any other obligations relating to privacy, data protection, or information security, or any compromise of security that results in unauthorized access to, or use or release of personally identifiable information or other data relating to our customers, or other individuals, or the perception that any of the foregoing types of failure or compromise have occurred, could damage our reputation, discourage new and existing customers from using our platform, or result in fines, investigations, or proceedings by governmental agencies and private claims and litigation, any of which could adversely affect our business, financial condition, and results of operations. Even if not subject to legal challenge, the perception of privacy concerns, whether or not valid, may harm our reputation and brand and adversely affect our business, financial condition, and results of operations.

Our failure to manage our growth successfully could harm our growth and operating results.

Since our sale of the Cold-EEZE™ business in March 2017, we have actively explored and pursued new product technologies, applications, product line extensions and other new product and business opportunities.

In October 2020, we purchased our first CLIA licensed laboratory in Old Bridge, New Jersey, where we offered a variety of important medical tests, including, among others, COVID-19 diagnostic testing and Influenza A and B. In December 2020, we expanded our diagnostic services to a second location in Garden City, New York. In August 2021, we acquired Nebula, a privately-owned personal genomics company. We have transitioned Nebula’s whole genome sequencing services into the area where clinical diagnostic services were offered at our CLIA-certified molecular testing laboratories. In March 2022, we formed ProPhase Biopharma, Inc. for the licensing, development and commercialization of novel drugs, dietary supplements, and compounds. We may in the future consider and pursue investments and acquisitions in other sectors and industries.

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

Our businesses are subject to significant competitive pressures.

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

Unfavorable global economic conditions, including any adverse macroeconomic conditions or geopolitical events, including a pandemic, epidemic or infectious disease outbreak, the conflict in Ukraine or Gaza Strip, and bank failures affecting the financial services industry, could adversely affect our business, financial condition, results of operations or liquidity, either directly or through adverse impacts on certain of the third parties that we rely upon for our business operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including but not limited to a pandemic, epidemic or infectious disease outbreak such as COVID-19 pandemic, the conflict in Ukraine or Gaza Strip, and bank failures affecting the financial services industry. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product or product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We purchase certain materials and equipment (such as our saliva collections kits) for our personal genomics business and certain key raw materials and product components for our manufacturing operations.

If the price of these supplies, equipment, raw materials, and components were to increase significantly, we may not be able to pass on such increases to customers who use our services or purchase our products, which could have a material adverse impact on our business, financial condition and results of operations.

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

We are reliant upon the supply of genomics testing materials and raw materials that meet our specifications and the specifications of third parties for whom we manufacture. If any genomics testing material or raw material is adulterated and does not meet our specifications or third parties’ specifications, it could significantly impact our ability to perform genomic services or manufacture products and could materially and adversely impact our business, financial condition and results of operations.

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

We may require additional capital to support our growing personal genomics business, product development and commercialization programs, and biopharmaceutical business, but additional funding may not be available to us on acceptable terms, or at all.

The amount of capital that may be needed to support our various businesses will depend on many factors which may include, but are not limited to (i) the revenue we generate from our personal genomics products and services, drug and dietary supplement lines, and contract manufacturing services; (ii) the expenses we incur in growing these businesses and services; (iii) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required; and (iv) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of our products and services.

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

We may not be successful without our key personnel.

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

We may not be successful in executing our growth strategy to identify, discover, develop, in-license or acquire additional product candidates or technologies, and our growth strategy may not deliver the anticipated results or we may refine or otherwise alter our growth strategy. We may seek to acquire businesses or undertake business combinations, collaborations or other strategic transactions which may not be successful or on favorable terms, if at all, and we may not realize the intended benefits of such transactions.

We have acquired or in-licensed certain of our existing diagnostic tests, such as BE-Smart Esophageal Pre-Cancer diagnostic screening test, and product candidates, such as Linebacker LB-1 and LB-2. As part of our strategy, we plan to continue to identify products, diagnostic tests, product candidates or technologies that we believe are complementary to our existing products, diagnostic tests, and product candidates. We may do this through our internal discovery program, or by acquiring the rights to products, diagnostic tests, product candidates, and technologies through a variety of transaction types, including in-licensing, strategic transactions, mergers or acquisitions.

Research programs and business development efforts to identify new products, diagnostic tests, product candidates, and technologies require substantial technical, financial, and human resources. We may focus our efforts and resources on potential products, diagnostic tests, product candidates, technologies or businesses that ultimately prove to be unsuccessful. Our research programs and business development efforts, including businesses or technology acquisitions, collaborations or licensing attempts, may fail to yield additional complementary or successful products, diagnostic tests, and product candidates for clinical development and commercialization or successful business combinations for a number of reasons, including, but not limited to, the following:

•our research or business development methodology or search criteria and process may be unsuccessful in identifying potential product candidates or businesses with a high probability of success for development progression;
•we may not be able or willing to assemble sufficient resources or expertise to in-license, acquire or discover additional products, diagnostic tests, and product candidates, acquire businesses or undertake business combinations, collaborations, or other strategic transactions;
•we may not be able to agree to acceptable terms with potential licensors or other partners or with respect to business acquisitions;
•we may incur substantial liabilities as part of an acquisition or merger that may not be offset by the benefits of the acquired assets or the synergies we hope to realize; and
•any product candidates or technologies to which we acquire the rights or that we discover may not allow us to leverage our expertise and our development and commercial infrastructure as currently expected.

In addition, we cannot be certain that such discovery of, or transaction related to, targeted products, diagnostic tests product candidates or technologies will be on favorable terms; or that, following any such discovery or transaction, we will be able to realize the intended benefits of it. The consummation or performance of any acquisition, business combination, collaboration or other strategic transaction we may undertake in furtherance of our growth strategy or any refined or otherwise altered strategy, may involve additional risks, such as difficulties in assimilating different workplace cultures, retaining personnel and integrating operations, which may be geographically dispersed, increased costs, exposure to liabilities, incurrence of indebtedness, or use a substantial portion of our available cash for all or a portion of the consideration or cause dilution to our existing stockholders if we issue equity securities for all or a portion of the consideration. If any of these events occurs or we are unable to meet our strategic objectives for any such transaction, we may not be able to achieve the expected benefits from the transaction and our business may be materially harmed.

Furthermore, in-licensing and acquisitions of products, diagnostic tests, product candidates, technologies or businesses often require significant payments and expenses and consume additional resources. We will need to continue to devote a substantial amount of time and personnel to research, develop and commercialize any such in-licensed or acquired products, diagnostic tests, product candidate or technologies, or integrate any new business, including extensive nonclinical or clinical testing, or both, and approval by the FDA and applicable foreign regulatory authorities, if any. All such products are prone to risks of failure inherent in pharmaceutical product development, including the possibility that the diagnostic tests, product candidate, or product developed based on in-licensed technology, will not be shown to be effective or sufficiently safe for approval by regulatory authorities. If intellectual property related to products, diagnostic tests, product candidates or technologies we in-license or acquire is not adequate, we may not be able to commercialize the affected products even after expending resources on their development. In addition, we may not be able to economically manufacture or successfully commercialize any product, diagnostic test or product candidate that we develop based on acquired or in-licensed technology that is granted regulatory approval, and such products may not gain wide acceptance or be competitive in the marketplace. Moreover, integrating any newly acquired or in-licensed product candidates could be expensive and time-consuming. If we cannot effectively manage these aspects of our business strategy, we may ultimately decide to reprioritize our efforts even after having expended resources on a particular prospect, and our business may be materially harmed.

If we are unable to identify, discover, develop (in-license or otherwise acquire), and integrate new products, diagnostic tests or product candidates, or their related companies, in accordance with this strategy, our growth strategy or strategic transactions may not deliver the anticipated results, our ability to pursue this component of our growth strategy would be limited, and we may need to refine or otherwise alter this strategy. We cannot be certain that we will be successful in such efforts.

We may not be able to successfully develop and commercialize our business units in the MENA region in accordance with our expansion strategy; regulatory requirements vary from country to country, including those in the MENA region; and changes in the value of the relevant currencies used in our operations, including those used in the MENA region, may adversely impact our operations.

In June 2023, we announced our intention to develop our business units in the MENA region, in particular, the Gulf Cooperation Council, an alliance of six Arab states in the Persian Gulf region, which includes Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates. Our entry into new markets may place a significant strain on our resources and increase demands on our executive management, personnel and operational systems, and our human, administrative and financial resources may be inadequate to meet these demands. Conducting and launching operations on an international scale requires close coordination of activities across multiple jurisdictions and time zones and consumes significant management resources. If we fail to coordinate and manage these activities effectively, our business, financial condition or results of operations could be adversely affected.

Each jurisdiction in the MENA region that we target for commercialization of our products requires regulatory approvals and compliance with numerous and sometimes varying regulatory requirements. The approval procedures vary among countries and may involve requirements for additional testing, and the time required to obtain approval may differ from country to country in the MENA region and from that required to obtain clearance or approval in the United States. Approval or clearance in the United States does not ensure approval or certification by regulatory authorities in other countries or jurisdictions, and approval or certification by one regulatory authority in the MENA region does not ensure approval or certification by regulatory authorities in other countries in the MENA region or the United States. Any non-U.S. regulatory approval or certification process may include similar risks associated with obtaining clearance or approval in the United States. In addition, some countries only approve or certify a product for a certain period of time, in which case we will be required to re-approve or re-certify our products in a timely manner prior to the expiration of our prior approval or certification. We may not obtain regulatory approvals that we seek on a timely basis, if at all. We may not be able to file for regulatory approvals or certifications and may not receive or maintain necessary approvals to commercialize our products in any MENA market. If we fail to receive or maintain necessary approvals or certifications to commercialize our products in any MENA jurisdiction on a timely basis, or at all, or if we fail to have our products re-approved or re-certified, our business, results of operations and financial condition could be materially and adversely affected.

Even if we successfully receive regulatory approvals and can commercialize our products, diagnostic tests, and product candidates in one or more of the jurisdictions in the MENA region, international sales entail a variety of risks, including longer payment cycles and difficulties in collecting accounts receivable outside of the United States, currency exchange fluctuations, challenges in staffing and managing foreign operations, tariffs and other trade barriers, unexpected changes in legislative or regulatory requirements of foreign countries into which we sell our products, difficulties in obtaining export licenses or in overcoming other trade barriers, laws and business practices favoring local companies, political instability, including conflicts and tensions involving the Israel-Hamas war, economic instability, difficulties protecting or procuring intellectual property rights, and restrictions resulting in delivery delays and significant taxes or other burdens of complying with a variety of foreign laws. In addition, expansion into the MENA markets may be affected by local economic and market as well as geopolitical conditions of each MENA country.

Changes in the value of the relevant currencies in the MENA region may affect the cost of certain items required in our operations. Changes in currency exchange rates may also affect the relative prices at which we are able to sell products in the same market. Our revenue from customers in the MENA region may be negatively impacted as increases in the U.S. dollar relative to such customers’ local currency could make our products more expensive, impacting our ability to compete. Our costs of materials from international suppliers may increase if in order to continue doing business with us they raise their prices as the value of the U.S. dollar decreases relative to their local currency. Foreign policies and actions regarding currency valuation could result in actions by the United States and other countries to offset the effects of such fluctuations. The recent global financial downturn has led to a high level of volatility in foreign currency exchange rates and that level of volatility may continue, which could adversely affect our business, financial condition or results of operations.

Risks Related to Our Diagnostics Business

We may be unable to substitute the revenues from our lab diagnostic services or tests with new business segments.

During years end December 31, 2023 and 2022, the net revenue from diagnostic services was $24.8 million and $108.3 million, respectively, which were 54.9% and 88.3% of our net revenue, respectively. By significantly decreasing our diagnostic services in 2023 and beyond, we will no longer generate the same level of revenues as we did in previous years for this business segment. Unless we are able to increase our revenues from existing or new line of businesses, our overall revenue will be lower than they have been for these historical periods and could adversely impact our business.

Our ability to reduce our accounts receivable depends on our collection of payment for the diagnostic tests we delivered, which we may not be able to do successfully as the process is complex and time-consuming, and any delay in collecting claims could have an adverse effect on our revenue.

Billing for our diagnostic tests was complex, time-consuming and expensive. Depending on the billing arrangement and applicable law, we were required to bill different parties for our tests. This included billing customers directly, as in the case of our hospital and other medical institution customers, as well as billing through Medicare, Medicaid, insurance companies and patients, all of which may have different billing requirements. Collection of receivables from third-party payors and patients is our primary source of cash from our diagnostic testing service and is critical to our results of operations.

Our primary collection risks relate to uninsured patients and the portion of the bill that is the patient’s responsibility, which primarily includes co-payments and deductibles. We faced and continue to face increased risk in our collection efforts due to the complexities of billing requirements, long collection cycles and lower collection rates, which adversely affected and could continue to affect our business, results of operations and financial condition. Our collection risks also include the potential for default or bankruptcy by the party responsible for payment and other risks associated with payment collection generally.

We also have substantial receivables due to us from certain government-based funding programs. Our payor base for our COVID-19 and influenza tests were principally comprised of governmental bodies, municipalities, and large corporations who paid us directly or through third-party payors. In March 2020, the CARES Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. On March 22, 2022, the Health Resources & Services Administrations (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to the lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the HRSA uninsured program. The expiration of the federal Public Health Emergency on May 11, 2023 also changed regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. Approximately 28.0% of our diagnostic services revenue for the year ended December 31, 2022 was generated from the HRSA program for the uninsured. None of our diagnostic revenues for the year ended December 31, 2023 was generated from the HRSA program for the uninsured.

At December 31, 2023, insurers had significantly aged balances that we are continuing to work to collect. For the years ended December 31, 2023 and 2022, our accounts receivable were approximately 89.3% and 95.2%, respectively, from diagnostic testing services. We estimate our provisions for doubtful accounts based on a number of factors such as payer mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. In addition, in determination of our year-end reserve balance, our management considered the specific facts and circumstances related to each of the individual payors. However, there will inevitably be billings that are rejected by the insurance carriers and associated receivables that will not be collected. While past history is helpful in informing the determination of an appropriate reserve, its utility is somewhat limited by the circumstances underlying a significant portion of these aged balances; specifically, an unprecedented volume of activity related COVID-19 diagnostic testing. Accordingly, the determination of an appropriate year-end reserve balance required significant management judgment, and the year-end reserve balance established may not be sufficient due to the changes in the facts and circumstances set forth above overtime. We have hired third-party collection providers to assist us with our collection efforts. However, we cannot ensure that we or our third-party collection provider will be successful in collecting outstanding balances. Our inability to collect outstanding balances and reduce our accounts receivable could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

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

Currently, we rely on a two suppliers to manufacture our saliva collection kits and tubes used by customers who purchase our personal genomics services. Change in the supplier or design of certain of the materials that we rely on, in particular the saliva collection kit, could result in a requirement for additional premarket review from the FDA before making such a change.

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

We have integrated, and may continue to integrate in the future, machine learning and AI to help us in relation to production and other areas of our business. Machine learning and AI technology present various operational, compliance and reputational risks and if any such risks were to materialize, our business and results of operations may be adversely affected.

We have integrated AI into our production processes and may continue to integrate machine learning and AI. We may continue to integrate machine learning and AI technology into other aspects of our business. Given that machine learning and AI is a new and rapidly developing technology that is in its early stages of business use, it presents a number of operational, compliance and reputational risks. AI algorithms are currently known to sometimes produce unexpected results and behave in unpredictable ways that can generate irrelevant, nonsensical, deficient or incorrect content and results. We expect that there will continue to be new laws or regulations concerning the use of machine learning and AI technology, which might be burdensome for us to comply with and may limit our use of new tools and features based on machine learning and AI technology. Further, the use of machine learning and AI technology involves complexities and may require specialized expertise. We may not be able to attract and retain top talent to support any machine learning and AI technology initiatives and maintain our systems and infrastructure. A disruption or failure in any machine learning and AI systems or infrastructure could result in delays and operational challenges. If any of the operational, compliance or reputational risks were to materialize, our business and results of operations may be adversely affected.

Risks Related to our Contract Manufacturing and Dietary Supplement Business

Disruptions at our the manufacturing facilities of, or any loss of manufacturing certifications by, or termination or other problems under manufacturing and supply agreements between customers and, our wholly owned subsidiary, PMI, could materially and adversely affect our business, financial condition, results of operations and customer relationships.

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

We may fail to expand our growing and manufacturing capability in time to meet market demand for our manufacturing service, and regulatory authorities may refuse to accept our facilities. Any problems in our growing or manufacturing process could have a material adverse effect on our business, results of operations, and financial condition.

Our current plan is to build capacity at the manufacturing facilities owned by PMI to meet market demand of large lozenge manufacturing and production. Such build-out requires a successful FDA inspection of the manufacturing facilities. PMI successfully cleared its extensive multi-year FDA inspection in August, 2023. However, due to the complexity of the processes used to manufacture products, we may be unable to continue to pass federal, or state regulatory inspections in a cost-effective manner

The manufacturing of products necessitates compliance with GMPs and other regulatory requirements. Our ability to successfully manufacture products will involve manufacture of finished products and labeling and packaging, which includes product information, tamper proof evidence and anti-counterfeit features, under tightly controlled processes and procedures. In addition, we will have to ensure chemical consistency among the batches, including clinical trial batches and, if approved, marketing batches. Demonstrating such consistency may require typical manufacturing controls as well as clinical data. We will also have to ensure that the batches conform to complex release specifications. The FDA or other foreign regulatory authorities may not accept our facilities if there are issues with our manufacturing facilities or processes. If we are unable to manufacture products in the future in accordance with regulatory specifications, or if there are disruptions in our manufacturing process due to damage, loss or otherwise, or generally, failure to pass regulatory inspections of our manufacturing facilities, we may not be able to expand the manufacturing facilities and meet demand or supply sufficient product to our customers, and this may also harm our ability to compete with other manufacturing facilities on a timely or cost-competitive basis. In addition, if we are unable to comply with manufacturing regulations, we may be subject to fines, unanticipated compliance expenses, recall or seizure of any approved products, total or partial suspension of production, and/or enforcement actions, including injunctions and criminal or civil prosecution. Any problems in our manufacturing process or facilities or any possible sanctions could adversely affect our business, the results of operations, and financial condition.

Risks Related to Our Drug Development Operations

Our product candidates are still in pre-clinical development and it will be many years before our wholly owned subsidiary, PBIO, is able to commercialize a product candidate, if ever.

Our Equivir G (Rx) product candidate and Linebacker portfolio (LB-1 and LB-2) product candidates are still in pre-clinical development. Our ability to generate revenue from our product candidates, which we do not expect will occur for several years, if ever, will be a result of the successful development and eventual commercialization of these product candidates, which may never occur. Our product candidates may have adverse side effects or fail to demonstrate safety and efficacy. Additionally, our product candidates may have other characteristics that may make them impractical or prohibitively expensive for large-scale manufacturing. Furthermore, our product candidates may not receive regulatory approval or, if they do, they may not be accepted by the medical community or patients or may not be competitive with other products that become available.

We must submit IND applications to the FDA to initiate clinical trials in the United States. The filing of IND applications is subject to additional preclinical research, research-scale and clinical-scale manufacturing, and other factors yet to be identified. In addition, commencing any new clinical trial is subject to review by the FDA based on the acceptability and sufficiency of our chemistry, manufacturing, and controls, and preclinical information provided to support our IND applications. If the FDA or foreign regulatory authorities require us to complete additional preclinical studies or we are required to satisfy other requests for additional data or information, our clinical trials may be delayed. Even after we receive and incorporate guidance from the FDA or foreign regulatory authorities, these regulatory authorities could disagree that we have satisfied all requirements to initiate our clinical trials or they may change their position on the acceptability of our trial design or the clinical endpoints selected. They could impose a clinical hold, which may require us to complete additional preclinical studies or clinical trials. The success of our product candidates will depend on several factors, including the following:

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
•establishment of agreements with contract manufacturing organizations (“CMOs”) for clinical and commercial supplies and scaling up of manufacturing processes and capabilities to support our clinical trials;
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

We are focused initially on Equivir G (Rx) and] our Linebacker portfolio (LB-1 and LB-2) product candidates and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. At anytime, we may choose to divert our attention and financial resources to a certain product candidate within our portfolio at the expense of another if we deem that our resources would be better allocated to pursue such product candidate. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to that product candidate.

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
•delays in reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites, as well as possible future breaches of such agreements;
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

In the European Union (“EU”), coverage and reimbursement status of any product candidates for which we obtain regulatory approval are provided for by the national laws of EU member states. The requirements may differ across the EU member states. In markets outside the United States and the EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings or other price controls on specific products and therapies.

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

If we, or our licensors are unable to maintain effective patents or we are unable to maintain our license rights for our approved products, product candidates or any future product candidates, or if the scope of the patent or license rights obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We have traditionally in-licensed all patent rights protecting our products and/or our product candidates. Commensurate with our purchase of the Stella Purchased Assets, we became the owner of certain patents, patent applications and their foreign counter-parts. Our success depends in large part on our, and our licensors’ ability to obtain and maintain patents and other intellectual property protection in the United States and in other countries, as well as our license rights, with respect to our proprietary technology, products and product candidates.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and involves complex legal and factual questions for which legal principles remain unsolved. The patent applications that we own, acquire (previously, or in the future), or in-license may fail to result in issued patents with claims that cover our products or product candidates in the United States or in foreign countries. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions remain confidential for a period of time after filing, and some remain so until issued. Therefore, we cannot be certain that we, our predecessors (as to patents and patent applications acquired), or our licensors were the first to file any patent application related to our products or product candidates, or whether we, or they, were the first to make the inventions claimed in the patents or pending patent applications that we own, in-license or acquire. As a result, the issuance, scope, validity, enforceability and commercial value of our owned, acquired, or licensed patent rights are highly uncertain. There is no assurance that all potentially relevant prior art relating to such patents and patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products or product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowed, found unenforceable or invalidated, which could allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. Furthermore, even if they are unchallenged, such patents and patent applications may not adequately protect our intellectual property, provide exclusivity for our products or product candidates, prevent others from designing around our claims or provide us with a competitive advantage. Any of these outcomes could impair our ability to prevent competition from third parties.

Any successful opposition to any patents owned, acquired, or licensed to us after patent issuance, or the loss or other impairment of any owned, acquired, or licensed rights relating to our products or product candidates, could deprive us of rights necessary for the successful commercialization of any products or product candidates that we may develop. Further, if we, or our licensors, encounter delays in regulatory approvals, the period of time during which we could market a product or product candidate under patent protection could be reduced. In addition, our, or our licensors' patent positions might not protect us against competitors with similar products or technologies because competing products or technologies may not infringe our owned, acquired, or licensed patents.

We, our licensors may not have sufficient patent terms to effectively protect our products and business.

Patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is first filed. Although various extensions may be available, the life of a patent, and the protection it affords, is limited. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such product candidates are commercialized. As a result, our owned, acquired, or licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours or otherwise provide us with a competitive advantage. Even if patents covering our products or product candidates are obtained, once the patent life has expired for a product, we may be open to competition from generic medications.

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

New laws governing the privacy of consumer health data, including information concerning genetic information, individual health conditions, and treatment have also passed in the United States. For example, Washington’s My Health My Data Act which broadly defines consumer health data, places restrictions on processing consumer health data (including imposing stringent requirements for obtaining consumer consent), provides consumers certain rights with respect to their health data, and creates a private right of action to allow individuals to sue for violations of the law. Other states, including California, could adopt similar laws.

Additionally, the General Data Protection Regulation ('GDPR") imposes stringent requirements on the processing of "personal data", including health and sensitive data, by business who target EU consumers or operate in the EU. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to certain health data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of the personal data, providing notification of data breaches, and taking specific measures when disclosing the personal data to third parties. Penalties for businesses who are not compliant with the GDPR can reach up to 4% of global revenues. Additionally, post-Brexit, the UK has adopted its version of the GDPR (UK GDPR) alongside amendments to its Data Protection Act 2018, creating a separate regulatory environment that may impact global economic conditions and market operations.

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

Risks Related to Our Common Stock, Internal Controls and Governance Matters

We have identified material weaknesses in our internal controls over financial reporting. If we fail to properly remediate these material weaknesses or if we are otherwise unable to develop and maintain an effective system of internal controls over financial reporting, material misstatements in our financial statements could occur and we may not be able to accurately or timely report our financial results, which may adversely affect investor confidence in us, our business, results of operations and financial condition, and the trading price of our common stock.

As further described in Item 9A. Controls and Procedures of this Annual Report, and Note 2 to the financial statements included under Item 8 of this Annual Report, we have identified material weaknesses in our internal controls over financial reporting, which include (i) inadequate review of certain account reconciliation or controls over financial statement closing process; (ii) errors made related to recording and calculating revenue and following our policy regarding principal versus agent consideration, and ineffective controls to identify exceptions; and (iii) inadequate controls over identifying discrepancies relating to the calculation and recording of deferred costs and cost of sales, as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in our internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We are evaluating and intend to implement steps to remediate the material weaknesses. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. The material weaknesses in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing that these controls operate effectively. If we do not successfully remediate the material weaknesses, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, in addition to applicable stock exchange listing requirements and requirements under certain of our agreements, which could adversely affect investor confidence in us, our business, results of operations and financial condition, and the trading price of our common stock. Investors relying upon misinformation could make an uninformed investment decision, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities or to stockholder class action securities litigation. In addition, these material weaknesses may also have the effect of heightening other risks described in this “Risk Factors” section.

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

As of March 12, 2024, our Chief Executive Officer and Chairman of the Board of Directors beneficially owned approximately 20.2% of our common stock. As such, our Chief Executive Officer may exert significant influence over the outcome of matters submitted to stockholders for approval. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

Our Certificate of Incorporation and Bylaws contain certain provisions that may be barriers to a takeover.

Our Certificate of Incorporation and Bylaws contain certain provisions which may deter, discourage, or make it difficult for another person or entity to gain control of the Company through a tender offer, merger, proxy contest or similar transaction or series of transactions, including provisions that:

•authorize our board of directors authorize “blank check” preferred stock without stockholder approval, which may provide for voting, liquidation, dividend, and other rights superior to our common stock;
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

Our Bylaws provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the exclusive forums for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, executive officers, or employees.

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

Although the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs associated with resolving such action in other jurisdictions and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions.

This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, executive officers, or other employees, which may discourage lawsuits against us and our directors, executive officers, and other employees. If a court were to find the exclusive forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

We have agreed to indemnify our officers and directors from liability.

Our Certificate of Incorporation and our Bylaws provide that we will indemnify, to the fullest extent permitted by the Delaware General Corporation Law, any person who is or was made a party to, or is or was threatened to be made a party to, any pending, completed, or threatened action, suit or proceeding because he or she is or was a director, officer, employee or agent of the Company or is or was serving at the Company’s request as a director, officer, employee or agent of any corporation, partnership, joint venture, trust or other enterprise. These provisions permit us to advance expenses to an indemnified party in connection with defending any such proceeding, upon receipt of an undertaking by the indemnified party to repay those amounts if it is later determined that the party is not entitled to indemnification. We entered into indemnity agreements with each member of our board of directors. These agreements provide, among other things, that we will indemnify each officer and director in the event they become a party or otherwise a participant in any action or proceeding on account of their service as a director or officer of the Company (or service for another corporation or entity in any capacity at the request of the Company) to the fullest extent permitted by applicable law. The indemnification provisions may reduce the likelihood of derivative litigation against directors and officers and discourage or deter stockholders from suing directors or officers for breaches of their duties to the Company, even though such an action, if successful, might otherwise benefit the Company or its stockholders. In addition, to the extent that we expend funds to indemnify directors and officers, funds will be unavailable for operational purposes.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 1C.    Cybersecurity
Risk management and strategy

Cybersecurity is an integral part of risk management at the Company. Our Board and management appreciate the evolving nature of threats presented by cybersecurity incidents and is committed to the prevention, timely detection, and mitigation of the effect any such incidents may have on the Company.

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with an IT consultant who reports to our Chief Operating Officer, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with IT and management. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings.

We engage consultants, or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We require each third-party service provider to certify that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing. For additional information regarding risks from cybersecurity threats, please refer to Item 1A, “Risk Factors,” in this Annual Report.

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight through the audit committee.

Our Chief Information Officer and Chief Operating Officer are primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Information Officer and Chief Operating Officer oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Information Officer and IT consultant provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses.

Item 2.    Properties
Our corporate headquarters are located in Garden City, New York. We leased this property commencing in December 2020 and leased additional space at this property commencing in November 2022 . Our headquarters are approximately 30,000 square feet and are comprised of lab diagnostic area with storage area and office space. Our second location is approximately 4,000 square feet and is comprised of lab diagnostic area with storage area and office space in Old Bridge, NJ. We leased additional administrative office space of approximately 2,000 square feet in Fort Washington, PA. Our principal manufacturing facility is located in Lebanon, Pennsylvania. The facility was purchased in October 2004. The facility has a total area of approximately 57,500 square feet and is comprised of manufacturing, warehousing and office space. We are currently exploring opportunities to expand our Genomics lab operations.
Item 3.    Legal Proceedings
From time to time, we have been and may again become involved in legal proceedings arising in the ordinary course of business. Except as provided below, we are not presently a party to any other material litigation.
TK Supplements, Inc., was the defendant in Aviles v. TK Supplements, Inc., a purported class action pending in the Superior Court for the State of California, County of Los Angeles. In the complaint that was filed on April 27, 2023, the plaintiff alleged that TK Supplements falsely advertised its Legendz XL male enhancement supplement in violation of California’s Consumer Legal Remedies Act. We believed the lawsuit and the allegations contained therein were without merit, and on February 6, 2024, the matter was voluntarily dismissed as a result of a negotiated resolution.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is currently traded on The Nasdaq Capital Market under the trading symbol “PRPH.”
As of March 12, 2024, there were approximately 162 holders of record.

Dividends

While we have paid dividends to holders of our common stock in 2021 and 2022, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the sole discretion of our Board of Directors. At this time, we do not expect to pay any regular, quarterly cash dividend on our common stock in the foreseeable future
Securities Authorized Under Equity Compensation Plans
See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to our equity compensation plans.
Recent Sales of Unregistered Securities
None.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2023	—	$—	—	$5,411,119
November 1 through November 30, 2023	—	—	—	5,411,119
December 1 through December 31, 2023	—	—	—	5,411,119
	—	$—	—	$5,411,119
(1)There was no other purchases of equity securities for the three months ended December 31, 2023.
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
Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID-19 diagnostic testing and were prepared to validate other Respiratory Pathology Panel Molecular tests through our diagnostic service business. In August 2021, we began offering personal genomics products and services, and in July 2022 we began focusing on the licensing, development and commercialization of novel drugs, dietary supplements, compounds and diagnostics.
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
On August 10, 2021, we acquired Nebula, a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“PPM”). Subsequently in 2022, PPM legal name was changed to Nebula Genomics ("Nebula"). Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.
Our wholly owned subsidiary, PBIO, was formed on June 28, 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds, beginning with Equivir and Equivir G. PBIO announced a second licensing agreement for two small molecule PIM kinase inhibitors, Linebacker LB-1 and LB-2, in July 2022, with plans to pursue development and commercialization of LB-1 as a cancer co-therapy.
In January 2023, we acquired exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening Test and related intellectual property assets.
Our wholly owned subsidiary, PMI, is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products.
Our diagnostic service business continued to be impacted by the level of demand for COVID-19 and other diagnostic testing and our ability to collect payment or reimbursement for our testing services for the years ended December 31, 2023 and 2022. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.
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
Results of Operations from Operations
December 31, 2023 compared with December 31, 2022

Net revenue for the year ended December 31, 2023, decreased $78.3 million, or 63.8%, to $44.4 million compared to $122.6 million for the year ended December 31, 2022. The decrease in net revenue was the result of an $83.5 million decrease from diagnostic services, and a $5.2 million increase from consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2022 period as a result of the highly contagious Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from approximately 1,000,000 tests for the year ended December 31, 2022 to approximately 480,000 tests for the year ended December 31, 2023, of which 29% were reimbursed by the HRSA uninsured program for the year ended December 31, 2022, and none were reimbursed from the HRSA uninsured program for the year ended December 31, 2023.

Cost of revenues for the year ended December 31, 2023 was $28.1 million, comprised of $11.8 million for diagnostic services and $16.4 million for consumer products. Cost of revenues for the year ended December 31, 2022 were $52.0 million comprised of $39.9 million for diagnostic services and $12.1 million for consumer products.

We realized a gross profit of $16.2 million for the year ended December 31, 2023, as compared to $70.7 million for the year ended December 31, 2022. The decrease of $54.4 million was comprised of a decrease of $55.4 million in diagnostic services, partially offset by an increase of $1.0 million in consumer products. For the year ended December 31, 2023 and 2022 we realized an overall gross margin of 36.6% and 57.6%, respectively. Gross margin for diagnostic services was 52.6% and 63.2% for the year ended December 31, 2023 and 2022, respectively. Gross margin for consumer products was 16.3% and 15.5% for the year ended December 31, 2023 and 2022, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Diagnostic expenses for the year ended December 31, 2023 were $1.9 million as compared to $12.0 million of diagnostic expenses for the year ended December 31, 2022. The decrease in diagnostic expenses of $10.1 million was primarily due to was due to decreased COVID-19 testing volumes for the year ended December 31, 2023 compared to the year ended December 31, 2022 as a result of the Omicron variant, which emerged in early 2022.

General and administration expenses increased $0.1 million for the year ended December 31, 2023 to $34.5 million, as compared to $34.4 million for the year ended December 31, 2022. The increase in general and administration expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was principally related to an increase in personnel expenses, marketing and professional fees associated with the Company's strategic initiatives.

Research and development costs for the year ended December 31, 2023 and 2022 were $1.4 million and $0.7 million, respectively. The increase in research and development costs for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was principally due to increased activities at ProPhase BioPharma. These activities include product research and field testing.

Interest and other income for the years ended December 31, 2023 and 2022 was $0.1 million and $0.2 million, respectively. The decrease in interest income for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to the lower account balance of our investment account that bears interest.
Interest expense for the years ended December 31, 2023 and 2022 was $1.3 million and $0.8 million, respectively. The increase in interest expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was principally due to higher balance of our outstanding debt that bears interest and leased manufacturing equipment.

As a result of the effects described above, net loss for the year ended December 31, 2023 was $16.8 million, or $(0.98) per share, as compared to a net income of $18.5 million, or $1.17 per share, for the year ended December 31, 2022. Diluted earnings per share for the years ended December 31, 2023 and 2022 were $(0.98) and $1.02, respectively.
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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the years ended
	December 31, 2023	December 31, 2022
GAAP net income (1)	$(16,782)	$18,463
Interest, net	1,197	611
Income Tax Expense (Benefit)	(6,018)	4,445
Depreciation and amortization	6,277	4,718
EBITDA	(15,326)	28,237
Share-based compensation expense	4,560	3,986
Non-cash rent expense (2)	240	236
Credit loss expense	91	6,163
Adjusted EBITDA	$(10,435)	$38,622

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

Liquidity and Capital Resources

Our aggregate cash, cash equivalents and restricted cash as of December 31, 2023 were $2.1 million as compared to $9.1 million at December 31, 2022. Our working capital was $26.7 million and $44.8 million as of December 31, 2023 and 2022, respectively. The decrease of $7.0 million in our cash, cash equivalents and restricted cash for the year ended December 31, 2023 was primarily due to (a) the proceeds from the sale of marketable debt securities of $3.8 million, (b) the proceeds from the maturities of marketable debt securities of $4.2 million, (c) the proceeds for issuance of notes payable and mortgage loan of $10.5 million, and (d) the proceeds from warrant exercise of $1.2 million, offset by (i) $11.3 million cash used in operating activities, (ii) the asset purchase of Stella of $2.9 million, (iii) repurchase of common shares for payment of statutory taxes due on cashless exercise of options for $5.4 million, (iv) repurchase of common shares for $0.6 million, (v) purchase marketable debt securities of $3.8 million, and (vi) capital expenditures of $3.2 million.

To date the principal sources of capital to fund our operations have been from diagnostic services, genomics sequencing, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these audited condensed consolidated financial statements. However, due to the nature of early-stage ventures and accounts receivables collections, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its business lines, including replacing the revenues from our lab diagnostic services or tests with new business lines, or collect on its accounts receivables in a timely manner or at all. If we were to experience a cash shortfall, we believe our access to existing and other financing sources, including our at-the-market facility, and the established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.
We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock or other securities to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of inflation, the COVID-19 pandemic and/or the war in Ukraine and measures taken in response thereto, may have an adverse impact on our ability to fund our business strategy through future borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.
We anticipate that we will continue to incur losses for foreseeable future. We expect to continue to incur research and development costs and general and administrative expenses, as well as expenses related to potential commercialization of our product candidates, consistent with costs associated with research and development at companies of our size and stage of development, and, as a result, we will need additional capital to fund our operations, which we may raise through public or private equity or debt financings, strategic collaborations, or other sources.
Contractual Obligations and Commitments
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
Equivir License Agreement

Under the terms of our Equivir License Agreement with Global BioLife for the worldwide exclusive right and license to Equivir and Equivir G, we are required to pay to Global BioLife a royalty of 5.5% after the date of first commercial sale and during the royalty term. In the event that no valid claim of Equivir Licensed Patents cover a Equivir

Licensed Product in a particular jurisdiction, the royalty rate for such Equivir Licensed Product will be reduced by 50%. See Part I, Item 1, "Business - Licensing Agreements" for additional details regarding this agreement.

Linebacker License Agreement

Under the terms of our Linebacker License Agreement with Global BioLife for the worldwise exclusive right and license to Linebacker (LB-1 and LB-2), we must pay Global BioLife $900,000 following the achievement of a first Phase 3 study which may be required by the FDA for the first Linebacker Licensed Product and an additional $1 million upon the receipt of regulatory approval of a NDA for the first Linebacker Licensed Product. During the term of the license agreement, we are also required to pay to Global BioLife 3% royalties on Net Revenue (as defined in the license agreement) of each Linebacker Licensed Product, but no less than the minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses. See Part I, Item 1, "Business - Licensing Agreements" for additional details regarding this agreement.

Stella Asset Purchase Agreement

On December 15, 2022, we entered into an Asset Purchase Agreement (the “Stella Purchase Agreement”) with Stella Diagnostics Inc. (“Stella”) and Stella DX, LLC (“Stella DX” and, together with Stella, the “Stella Sellers”), pursuant to which, on January 3, 2023, we purchased all of the assets, rights and interests of the Stella Sellers and their affiliates pertaining to the Stella Sellers’ BE-Smart Esophageal Pre-Cancer diagnostic screening test and certain clinical assets, including all intellectual property rights (the “Stella Purchased Assets”). As consideration for the Stella Purchased Assets, we (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $0.4 million and (c) the Promissory Note Payoff Amounts of $0.4 million (each as defined in the Stella Purchase Agreement) in 2022, and (ii) issued to Stella DX 100,000 shares of our common stock. (See Footnote 11 to the Consolidated Financial Statements).

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
COVID-19
Previously, we experienced higher than normal net revenue for the years ended December 31, 2021 and 2022, primarily as a result of increased revenue from our diagnostic services business. The increase in net revenue from diagnostic services was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022. The demand for our COVID-19 testing services significantly decreased starting in the second half of 2022, partly due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. For the year ended December 31, 2023, revenue from our diagnostic services significantly decreased. As a result, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.
HRSA Funding

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 28.0% of our diagnostic services revenue for the year ended December 31, 2022 was generated from this program for the uninsured. None of our diagnostic revenues for the year ended December 31, 2023 was generated from this program for the uninsured. On March 22, 2022, the HRSA uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were allocated to the HRSA uninsured program. For years ended December 31, 2023 and 2022, we continued to perform testing for uninsured persons and were incurring the accompanying costs.

On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023.
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
For the years ended December 31, 2023 and 2022, we did not have any sales under the at-the-market facility.
Impact of Inflation
We are subject to normal inflationary trends and anticipate that any increased costs for our contract manufacturing and retail operations would be passed on to our customers; however, any increased costs related to diagnostic services would be absorbed by the Company. Inflation could have a material effect to our business in the future..
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
We carry our accounts receivable at cost less an allowance for credit losses. Allowances for credit losses are based upon our judgment regarding collectability. On a periodic basis, we evaluate our receivables and establish an allowance for credit losses, based on a history of past write-offs, collections, current credit conditions or generally accepted future trends in the industry and/or local economy. Accounts are written off as uncollectible at the time we determine that collections are unlikely. The reserve is not intended to address return activity or disputed balances with ongoing customers, as this should be addressed in a reserve for credit memos with a corresponding charge to revenue.
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
In August 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-05, "Business Combinations - Joint Venture Formations (Subtopic 805-60): Recognition and Initial Measurement." The new guidance applies to the formation of a joint venture and requires a joint venture to initially measure all contributions received upon its formation at fair value. The guidance is intended to reduce diversity in practice and is applicable to joint venture entities with a formation date on or after January 1, 2025 on a prospective basis. The Company currently does not have any transactions that fall under the scope of ASU 2023-05; therefore, the adoption of ASU 2023-05 is not expected to have an impact on the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of ProPhase Labs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ProPhase Labs, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

a.Gaining an understanding of diagnostic services’ billing and collection process.
b.Testing the completeness and accuracy of the Company’s billing system, which included, among other things, performing transaction testing on a sample of diagnostic tests performed, which included review of patient information including insurance carrier as estimated reimbursement rate is based on historical payments by insurance carrier, review of finalization of test results, and an analysis of the historical reimbursements rate to date for each payer.
c.Performing an analysis of the collections compared to the estimated rate used to record revenue based on historical collections.
d.Performing a cash reconciliation to ensure the revenue and accounts receivable recognized were reasonable, based on deposits received through December 31, 2023.
e.Reviewing management’s estimated allowances as compared to historical collection rates, current and future economic conditions and events, and specific allowances for credit loss items based on longevity of the outstanding balance and specific reserve by type and payer for probability of payment through December 31, 2023.

Genomics Revenue and Deferred Revenue

As described in Note 2 to the consolidated financial statements, the Company’s genomics revenue is derived from DNA kit sales direct to the consumer sales via website or through online retailers with upfront payments. Management estimates the breakout of the consideration it expects to receive for providing the kit sales and subscriptions. Management takes into consideration the standard price of kits and subscriptions when breaking out the recognition of revenue. Management satisfies product performance obligation at a point in time when the genetic testing results are provided to the customer. For subscriptions services associated with its genomic testing, we satisfy our performance obligation ratably over the subscription period. If the customer does not return the test kit, services cannot be completed by the Company, potentially resulting in unexercised rights (“breakage”) revenue, including lifetime subscription services. Management estimates breakage for the portion of test kits not expected to be returned using an analysis of historical data and consider other factors that could influence customer test kit return behavior. When breakage revenue is recognized on a kit, the company recognize breakage on any associated subscription services ratably over the term of the subscription. Given the nature of these estimates, performing audit procedures to evaluate appropriate revenue recognition and allowances associated with genomics services required a high degree of auditor judgement and an increased extent of effort.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. The procedures included the following:

a.Gaining an understanding of the genomics’ billing and standard pricing of kits and subscriptions.

a.Testing the completeness and accuracy of the Company’s genomics revenue reports, which included, among other things, performing transaction testing on a sample of genomics tests performed, which included review of payment information as invoices were not available for all selections.
b.Performing a cash reconciliation for online retailers used to ensure the revenue and accounts receivable recognized were reasonable, based on deposits received through December 31, 2023.
c.Performing a cash reconciliation for all business to business customers to ensure the revenue and accounts receivable recognized were reasonable, based on collections through December 31, 2023.
d.Obtaining accounts receivable confirmation for business to business customers with outstanding balances as of December 31, 2023.
e.Reviewing management’s estimated pricing assumptions based on type of kit and quantity of kit ordered through online retailers.
f.Reviewing calculation of management estimate regarding timing of breakage for kit recognition as of December 31, 2023.
g.Reviewing calculation of estimate regarding useful life of subscription revenue.

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2022.

Blue Bell, Pennsylvania
March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of ProPhase Labs, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited ProPhase Labs, Inc. and Subsidiaries’ (the Company’s) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

1.Certain account reconciliations contained misstatements, resulting in several proposed journal entries. In addition, it does not appear there was adequate review of the reconciliations or controls over the financial statement closing process. This reduces the likelihood of the Company achieving the objectives of the above-mentioned control criteria.

2.Several errors were made related to recording revenue in the proper period, calculating current period revenue, and following Company policy regarding principal versus agent considerations, resulting in misstatements in accounts receivable, deferred revenue, and revenue for multiple subsidiaries. The Company relies heavily on the manual input process for these areas and it does not appear there are controls in place to identify exceptions. In addition, in certain instances where revenue is recorded based on an estimation of rates, it appears the rates were not updated accordingly throughout the year. This reduces the likelihood of the Company achieving the objectives of the above-mentioned control criteria.

3.The Company relies heavily on the manual input process for calculating and recording deferred costs and cost of sales, resulting in misstatements in those areas. In addition, it does not appear there are adequate controls in place to identify discrepancies. This reduces the likelihood of the Company achieving the objectives of the above-mentioned control criteria.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 28, 2024, on those consolidated financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of the Company, and our report dated March 28, 2024, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2022.

Blue Bell, Pennsylvania
March 28, 2024

PROPHASE LABS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$1,609	$9,109
Restricted cash	540	—
Marketable securities, available for sale	3,127	8,328
Accounts receivable, net	36,313	37,054
Inventory, net	3,841	3,976
Prepaid expenses and other current assets	2,155	2,366
Total current assets	47,585	60,833

Property, plant and equipment, net	12,898	7,288
Prepaid expenses, net of current portion	832	121
Operating lease right-of-use asset, net	4,572	4,059
Intangible assets, net	12,333	8,475
Goodwill	5,231	5,709
Deferred tax asset	7,313	—
Other assets	1,163	1,163
TOTAL ASSETS	$91,927	$87,648

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$9,383	$5,905
Accrued diagnostic services	314	1,009
Accrued advertising and other allowances	24	99
Finance lease liabilities	1,840	—
Operating lease liabilities	953	301
Deferred revenue	2,382	2,499
Income tax payable	3,278	4,190
Other current liabilities	2,683	2,072
Total current liabilities	20,857	16,075

PROPHASE LABS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
Continued

	December 31, 2023	December 31, 2022

Non-current liabilities:
Long-term debt, net of discount of $341	$2,924	$—
Unsecured convertible promissory notes, net	—	2,400
Unsecured promissory notes, net of discount of $266 and $0	7,334	—
Due to sellers (see Note 3)	2,000	—
Deferred revenue, net of current portion	1,100	1,059
Deferred tax liability, net	—	224
Finance lease liabilities, net of current portion	4,092	—
Operating lease liabilities, net of current portion	4,237	4,259
Total non-current liabilities	21,687	7,942
Total liabilities	42,544	24,017

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 18,045,029 and 16,210,776 shares outstanding, respectively	18	16
Additional paid-in capital	118,694	109,138
Retained earnings (accumulated deficit)	(5,029)	11,753
Treasury stock, at cost, 18,940,967 and 18,126,790 shares, respectively	(64,000)	(58,033)
Accumulated other comprehensive loss	(300)	757
Total stockholders’ equity	49,383	63,631
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,927	$87,648

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the years ended
	December 31, 2023	December 31, 2022
Revenues, net	$44,384	$122,647
Cost of revenues	28,145	51,993
Gross profit	16,239	70,654

Operating expenses:
Diagnostic expenses	1,932	12,022
General and administration	34,502	34,385
Research and development	1,418	652
Total operating expenses	37,852	47,059
(Loss) income from operations	(21,613)	23,595

Interest income, net	78	153
Interest expense	(1,275)	(764)
Change in fair value of investment securities	—	(76)
Other income	10	—
(Loss) income from operations before income taxes	(22,800)	22,908
Income tax benefit (expense)	6,018	(4,445)
Loss (income) from operations after income taxes	$(16,782)	$18,463

Other comprehensive (loss) income:
Unrealized (loss) income on marketable securities	(1,057)	932
Total comprehensive (loss) income	$(17,839)	$19,395

Earnings (loss) per share:
Basic	$(0.98)	$1.17
Diluted	$(0.98)	$1.02

Weighted average common shares outstanding:
Basic	17,207	15,845
Diluted	17,207	18,651

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of January 1, 2022	15,485,900	$16	$104,552	$2,642	$(175)	$(48,407)	$58,628
Issuance of common stock for debt conversion	200,000	—	600	—	—	—	600
Issuance of common stock upon stock options cashless exercise	828,021	—	—	—	—	—	—
Repurchase of common shares	(303,145)	—	—	—	—	(2,152)	(2,152)
Cash dividends	—	—	—	(9,352)	—	—	(9,352)
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	(7,474)	(7,474)
Unrealized gain on marketable debt securities, net of taxes	—	—	—	—	932	—	932
Cashless warrants exercise	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,986	—	—	—	3,986
Net income	—	—	—	18,463	—	—	18,463
Balance as of December 31, 2022	16,210,776	16	109,138	11,753	757	(58,033)	63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchases of common shares	(69,628)	—	—	—	—	(588)	(588)
Issuance of common stock to convert outstanding convertible notes	800,000	1	2,399	—	—	—	2,400
Issuance of common stock upon exercise of warrants	400,000	—	1,200	—	—	—	1,200
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	(5,379)	(5,379)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(1,057)	—	(1,057)
Stock-based compensation (including $1,024 in prepaid expense)	—	—	4,560	—	—	—	4,560
Net loss	—	—	—	(16,782)	—	—	(16,782)
Balance as of December 31, 2023	18,045,029	$18	$118,694	$(5,029)	$(300)	$(64,000)	$49,383
See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities
Net (loss) income	$(16,782)	$18,463
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	(22)	354
Depreciation and amortization	6,277	4,718
Amortization of debt discount	132	4
Amortization on right-of-use assets	421	343
Gain on sales of assets	(23)	(127)
Stock-based compensation expense	3,536	3,986
Change in fair value of investment securities	—	(174)
Accounts receivable allowances	718	(761)
Inventory valuation reserve	—	(78)
Credit loss expense, direct write-offs	91	6,163
Changes in operating assets and liabilities:
Accounts receivable	(68)	(4,498)
Inventory	135	702
Prepaid expenses and other current assets	(376)	(617)
Deferred tax asset	(7,313)	—
Other assets	—	(555)
Accounts payable and accrued expenses	3,478	(1,121)
Accrued diagnostic services	(695)	(881)
Accrued advertising and other allowances	(75)	(5)
Deferred revenue	(76)	619
Deferred tax liability	(224)	(138)
Lease liabilities	(181)	(301)
Income taxes payable	(912)	2,878
Other liabilities	611	(423)
Net cash (used in) provided by operating activities	(11,348)	28,551

Cash flows from investing activities
Business acquisitions, escrow received	478	—
Business acquisitions, net of cash acquired	(2,904)	—
Issuance of secured promissory note receivable	—	—
Purchase of marketable securities	(3,819)	(6,777)
Proceeds from sales of marketable securities	3,817	1,047
Proceeds from maturities of marketable securities	4,168	7,120
Proceeds from dispositions of property and other assets, net	46	452
Proceeds from promissory note	—	—

	For the years ended
	December 31, 2023	December 31, 2022
Capital expenditures	(3,155)	(3,919)
Net cash used in investing activities	(1,369)	(2,077)

Cash flows from financing activities
Proceeds from issuance of note payable	10,524	—
Proceeds from exercise of warrants	1,200	—
Repayment of common stock for payment of statutory taxes on cashless exercise of stock options	(5,379)	(7,474)
Repayment of note payable	—	(7,044)
Repurchases of common shares	(588)	(2,152)
Payment of dividends	—	(9,353)
Net cash provided by (used in) financing activities	5,757	(26,023)

(Decrease) increase in cash, cash equivalents and restricted cash	(6,960)	451
Cash, cash equivalents and restricted cash, at the beginning of the year	9,109	8,658
Cash, cash equivalents and restricted cash, at the end of the year	$2,149	$9,109

Supplemental disclosures:
Cash paid for income taxes	$3,000	$1,696
Interest payment on the promissory notes	$932	$763

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in the prepaid expense	$1,024	$—
Issuance of common shares for debt conversion	$2,400	$600
Net unrealized loss, investments in marketable securities	$1,520	$1,294
Assets obtained in exchange for new finance lease obligations	$5,809	$—
Issuance of warrants with unsecured promissory note	$398	$—
Common stock issued in asset acquisition	$1,000	$—

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

In October 2020, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million, and began offering COVID-19 diagnostic tests through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. ("ProPhase Diagnostics") in December 2020. Also in December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021. We offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction (“PCR”) testing for COVID-19 and Influenza A and B through ProPhase Diagnostics, as well as rapid antigen and antibody/immunity testing for COVID-19. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.

In August 2021, the Company acquired Nebula Genomics, Inc. (“Nebula”), a privately owned personal genomics company, through our wholly-owned subsidiary, ProPhase Precision Medicine Inc. Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acidDNA. The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.

The Company's wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”), was formed in June 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds currently include Equivir (a OTC, dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), two broad-based anti-virals, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus (“PIM”) kinase inhibitors. The Company also own the exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property (“IP”) assets.
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

The Company's wholly owned subsidiary, Pharmaloz Real Estate Holdings, Inc. (“PREH”), was formed in November 2023, for the purpose to receive additional investment to expand its current facility. There was no operation for PREH as of December 31, 2023.

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
Business and Liquidity Risks and Uncertainties
Our diagnostic service business continued to be impacted by the level of demand for COVID-19 and other diagnostic testing, the prices we are able to receive for performing our testing services, our ability to collect payment or reimbursement for our testing services in December 31, 2023 and ultimately led to our revenues decreasing significantly for the year ended December 31, 2023. On March 22, 2022, the Health Resources & Services Administration ("HRSA") program stopped accepting claims for COVID-19 testing and treatment provided to uninsured individuals due to lack of sufficient funds. We recognized approximately 1,000,000 tests for the year ended December 31, 2022 and approximately 480,000 tests for the year ended December 31, 2023, of which 28% were reimbursed by the HRSA uninsured program for the year ended December 31, 2022, and none were reimbursed from the HRSA uninsured program for the year ended December 31, 2023. As a result, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future. There is no guarantee that the demand of our diagnostic testing services will increase or meet the level of demand that we experienced during the COVID-19 pandemic, and there is no guarantee that we will be able to substitute the revenues previously generated from this line of business from our other business lines.

Our personal genomics business is and will continue to be influenced by demand for our genetic sequencing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.

Our contracting manufacturing business is and will continue to be impacted by demand for our services, which is largely a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a result of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net revenues from our contract manufacturing business. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines. This line of business is also impacted by our ability to meet such demands. The building of our manufacturing facilities and manufacturing of products necessitates compliance with applicable regulatory requirements.

Our consumer sales are and will continue to be impacted by (i) the timing of acceptance of our TK Supplements® consumer products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for these products.
For the year ended December 31, 2023, $11.3 million was used by operating activities. The Company had cash, cash equivalents, restricted cash and marketable securities of $5.3 million as of December 31, 2023. Based on management’s current business plans, the Company estimates that it will have enough cash and liquidity to finance its operating requirements for at least one year from the date of filing these financial statements. However, due to the nature of the diagnostic business and the Company's focus thus far on COVID-19, there are inherent uncertainties associated with managements’ business plan and cash flow projections if the Company is unable to grow its diagnostic testing business beyond COVID-19 testing services and to grow its other businesses.
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
Restricted Cash
Restricted cash as of December 31, 2023 includes approximately $540,000 held in escrow related to the Company's mortgage loan. There was no restricted cash as of December 31, 2022.
Marketable Securities
We have classified our investments in marketable debt and equity securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as interest income (expense). Marketable debt securities carry maturity dates between one and three years from date of purchase and interest rates of 1.40% to 4.90% during fiscal 2022.

The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate stock	$3,528	$—	$(401)	$3,127
	$3,528	$—	$(401)	$3,127

	As of December 31, 2022
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government obligations	$1,484	$6	$(12)	$1,478
Corporate obligations	5,702	1,228	(80)	6,850
	$7,186	$1,234	$(92)	$8,328
We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
Accounts Receivable, net
Accounts receivable consists primarily of amounts due from government agencies and healthcare insurers. Unbilled accounts receivable relates to the delivery of our diagnostic testing services for which the related billings will occur in a future period, after a patient’s insurance information has been validated, and represent amounts we have an unconditional right to receive payment. Unbilled accounts receivable is classified as accounts receivable on the consolidated balance sheet. We carry our accounts receivable at the amount of consideration for which we expect to be entitled less allowances. When estimating the allowances for our diagnostics business, the Company pools its trade receivables based on the following payer types: healthcare insurers and government payers. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, current economic conditions, expectations of future economic conditions, other credits and the period of time that the receivables have been outstanding. To the extent that any individual payers are identified that have deteriorated in credit quality, the Company removes the payers from their respective pools and establishes allowances based on the individual risk characteristics of such payers. On a periodic basis, we evaluate our receivables and establish an allowance, based on a history of past write-offs, government and healthcare insurer payment trends, collections, current credit conditions or generally accepted future trends. Accounts receivable are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the current expected credit loss ("CECL") model.
Accounts are written off as uncollectible at the time we determine that collections are unlikely. Accounts receivable, net is comprised of the following (in thousands):

	December 31, 2023	December 31, 2022
Trade accounts receivable	$40,177	$37,568
Unbilled accounts receivable	—	2,626
	40,177	40,194
Less allowances	(3,864)	(3,140)
Total accounts receivable	$36,313	$37,054

The table below presents a roll forward of the Company's allowance for credit losses (amount in thousands).

Beginning balance as of January 1, 2023	$3,140
Current period provision for expected credit losses	724
Balance as of December 31, 2023	$3,864

For Fiscal 2023, we recorded $0.3 million to credit losses in operating expenses representing a write-off of trade receivables we have determined to be uncollectible and increased the allowance for credit losses as a reduction of revenue by $0.4 million. The results of these adjustments and our current year allowances, resulted in an allowance of $3.9 million at December 31, 2023.

At December 31, 2023, within the diagnostic services business, insurers had significantly aged balances that we are continuing to work to collect. The specific facts and circumstances related to each of these individual payors have been considered by our management, which informed the determination of the year-end reserve balance. We continue to pursue collection of amounts due. However, there will inevitably be billings that are rejected by the insurance carriers and associated receivables that will not be collected. We believe that the reserve established at December 31, 2023 is adequate to capture this collectability risk. While past history is helpful informing the determination of an appropriate reserve, its utility is somewhat limited by the circumstances underlying a significant portion of these aged balances; specifically, an unprecedented volume of activity related COVID 19 diagnostic testing. Accordingly, the determination of an appropriate reserve required significant management judgment and was informed by the unique facts and circumstances related to each of the three significant insurers.

For Fiscal 2022, we recorded $5.9 million to credit loss expense in operating expenses representing a write-off of trade receivables we have determined to be uncollectible. Additionally, we wrote off $2.9 million of trade receivables and related allowances at December 31, 2022, that were fully reserved for in 2021 and did not impact the result of operations for the year ended December 31, 2022. The Company also increased its allowance for credit losses in Fiscal 2022 by $5.5 million. The results of these adjustments and our current year allowances, resulted in an allowance of $3.1 million at December 31, 2022.
Inventory, net
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established.
At December 31, 2023 and 2022, the components of inventory are as follows (in thousands):

	December 31, 2023	December 31, 2022
Diagnostic services testing material	$623	$1,739
Raw materials	1,619	1,639
Work in process	306	754
Finished goods	1,551	356
Inventory	$4,099	$4,488
Inventory valuation reserve	(258)	(512)
Inventory, net	$3,841	$3,976
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. We use the straight-line method in computing depreciation for financial reporting purposes. Depreciation expense is computed in accordance with the following ranges of estimated asset lives: building and improvements - ten to thirty-nine years; leasehold improvements - lesser of lease term or estimated useful life; machinery and equipment including lab equipment - three to seven years; computer equipment and software - three to five years; and furniture and fixtures - five years.

Concentration of Financial Risks
Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash investments, marketable debt securities, and trade accounts receivable. Our marketable securities are fixed income investments, which are highly liquid and can be readily purchased or sold through established markets.
We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2023, our cash and cash equivalents and restricted cash balance was $2.1 million. Of the total bank balance, $1.0 million was covered by federal depository insurance and $1.1 million was uninsured at December 31, 2023.
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
In addition, see Note 13 - Significant Customers Concentrations.
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
In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, an impairment charge will be recorded to reduce the reporting unit to fair value. Management completed a qualitative assessment of Goodwill and it was not deemed impaired at December 31, 2023.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.
Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the fiscal years ended December 31, 2023 and 2022, the Company did not have an impairment of the long-lived assets.
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
We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity securities change in fair value reported on the condensed consolidated statement of operations. The components of marketable securities are as follows (in thousands):

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Corporate stock	3,127			3,127
	$3,127	$—	$—	$3,127

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
U.S. government obligations	$—	$1,478	$—	$1,478
Corporate obligations	5,496	1,354	—	6,850
	$5,496	$2,832	$—	$8,328

There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the years ended December 31, 2023 and 2022.
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
Contract Balances
As of December 31, 2023 and December 31, 2022, we have deferred revenue of $3.5 million and $3.6 million, respectively. Our new personal genomics business comprised $3.4 million of the deferred revenue as of December 31, 2023. The remainder of deferred revenue relates to research and development (“R&D”) stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.
The following table disaggregates our deferred revenue by recognition period (in thousands):

	As of December 31, 2023	As of December 31, 2022
Recognition Period
0-12 Months	$2,382	$2,499
13-24 Months	750	683
Over 24 Months	350	376
Total	$3,482	$3,558

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
The following table disaggregates the Company’s revenue by revenue source for Fiscal 2023 and 2022 (in thousands):

	For the years ended
Revenue by Customer Type	December 31, 2023	December 31, 2022
Diagnostic services	$24,849	$108,329
Contract manufacturing	9,400	8,740
Retail and others	2,378	1,281
Genomic products and services	7,757	4,297
Total revenue, net	$44,384	$122,647
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
Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of general and administrative expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net revenue, and (iii) free product, which is accounted for as part of cost of revenues. Advertising and incentive promotion expenses incurred from continuing operations for Fiscal 2023 and 2022 were $1.8 million and $0.4 million, respectively.
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
Research and Development
R&D costs are charged to operations in the period incurred, R&D costs incurred for the years ended December 31, 2023 and 2022 were $1.4 million and $0.7 million, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with the OTC health care products, dietary supplements and validation costs associated with the diagnostic services business.
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
Recently Issued Accounting Standards, Adopted
On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”) ASU 2016-13 requires an impairment model (known as the CECL model) that is based on expected losses rather than incurred losses. Under the new guidance, each reporting entity should estimate an allowance for expected credit losses, which is intended to result in more timely recognition of losses. This model replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost, accounts receivable and available for sale debt securities and applies to some off-balance sheet credit exposures. In February 2020, the FASB issued ASU 2020-02, Financial Instruments - Credit Losses (Topic 326), which amends the effective date of the original pronouncement for smaller reporting companies. ASU 2016-13 and its amendments will be effective for the Company for interim and annual periods in fiscal years beginning after December 15, 2022. The adoption of ASU 2016-13 did not have a material impact on the Company's consolidated financial statements.
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
Recently Issued Accounting Standards, Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
Note 3 – Asset Acquisition
Stella Diagnostics - Asset Purchase Agreement

On December 15, 2022, the Company entered into an Asset Purchase Agreement (the “Stella Purchase Agreement”), with Stella Diagnostics Inc. (“Stella”) and Stella DX, LLC (“Stella DX” and, together with Stella, the “Stella Sellers”), pursuant to which, on January 3, 2023, the Company purchased all of the assets, rights and interests of the Stella Sellers and their affiliates pertaining to the Stella Sellers’ BE-Smart Esophageal Pre-Cancer Diagnostic Screening Test and certain clinical assets, including all intellectual property rights (the “Stella Purchased Assets”). All capitalized terms used in this section to describe this transaction but not defined herein shall have the meanings set forth in the Stella Purchase Agreement,

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the Promissory Note Payoff Amount of $400,000, and (ii) issued to Stella DX 100,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $10.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $400,000 were paid in 2022. The balance of the consideration was paid at closing during the year ended December 31, 2023.

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period.

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

Note 4 – Intangible Assets, Net
During the year ended December 31, 2023, the Company acquired intangible assets of $6.8 million included with proprietary intellectual property, in connection with the acquisition of the Stella Purchased Assets. See Note 3.

Intangible assets as of December 31, 2023 and 2022 consisted of the following (in thousands):

	December 31, 2023	December 31, 2022	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	4,260	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	12,297
Less: accumulated amortization	(6,768)	(3,822)
Total intangible assets, net	$12,333	$8,475
Amortization expense for acquired intangible assets was $2.9 million and $2.4 million during the years ended December 31, 2023 and 2022, respectively. The estimated future amortization expense of acquired intangible assets as of December 31, 2023 is as follows (in thousands):

Year ended December 31, 2024	$2,583
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Thereafter	2,815
$12,333
Note 5 – Property, Plant and Equipment
The components of property, plant and equipment are as follows (in thousands):

	December 31, 2023	December 31, 2022	Estimated Useful Life
Land	$352	$352
Leasehold improvements	374	—	Lesser of lease term or estimated useful life
Building improvements	1,746	1,729	10-39 years
Machinery	6,103	5,048	3-7 years
Lab equipment	12,667	5,788	3-7 years
Computer equipment and software	2,744	2,350	3-5 years
Furniture and fixtures	446	461	5 years
	24,432	15,728
Less: accumulated depreciation	(11,534)	(8,440)
Total property, plant and equipment, net	$12,898	$7,288
Depreciation expense for Fiscal 2023 and 2022 were $3.1 million and $2.3 million, respectively.

Note 6 - Outstanding Debt
2023 Secured Mortgage Loan

On December 20, 2023, the Company's wholly-owned subsidiary PREH entered into an Open-End Mortgage Agreement (the "Mortgage Agreement"). The Mortgage provided for a loan of $3.3 million (the "Mortgage Loan") with stated maturity date on January 6, 2034, bore a fixed interest rate of 8.25% per annum and required monthly mortgage payments of principal and interest of $25,000. The obligations under the Mortgage Agreement were secured by PREH's certain real property in Pennsylvania. The Company incurred $341,000 issuance cost, which was recognized as a debt discount and will be amortized using the effective interest method over the term of the Mortgage Loan. The Company retains $540,000 cash in an escrow account which was recognized as a restricted cash on the Company's consolidated balance sheet as of December 31, 2023.
2023 Unsecured Promissory Note Payable
On January 26, 2023, the Company issued an unsecured promissory note (the “2023 Note”) and guaranty for an aggregate principal amount of $7.6 million. The 2023 Note is due and payable on January 27, 2026, the third anniversary of the date on which the 2023 Note was funded (the “Closing Date”), and accrues interest at a rate of 10% per year from the Closing Date, payable on a quarterly basis, until the 2023 Note is repaid in full. The Company has the right to prepay the 2023 Note at any time after the Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to the note holder. Repayment of the 2023 Note has been guaranteed by the Company’s wholly-owned subsidiary, Pharmaloz Manufacturing, Inc. In addition to the 2023 Note, the Company issued warrants to purchase 76,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 years, vesting immediately. The warrants were valued at $0.4 million fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 81.5%, risk free interest rate of 3.62% and expected warrant life of 5 years. The relative fair value of the warrant was $0.4 million and was recorded as a discount to the note payable in accordance with FASB ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. As of December 31, 2023, the unpaid principal balance of the 2023 Note was $7.3 million, net of debt discount of $0.3 million.
2020 Unsecured Convertible Notes Payable
On September 15, 2020, the Company issued two unsecured, partially convertible, promissory notes (the “September 2020 Notes”) for an aggregate principal amount of $10.0 million to two investors (collectively, the “Lenders”).
On February 28, 2022, the Company entered into a letter agreement (the “Letter Agreement”) with one of the Lenders providing for the payoff of its September 2020 Note in the principal amount of $2.0 million.
Pursuant to the terms of the Letter Agreement, (i) the Lender converted $0.6 million of the principal amount due to him under his September 2020 Note into 200,000 shares of Company common stock (the “Conversion Shares”) at a price of $3.00 per share as provided for under the terms of the September 2020 Note (the “Conversion”), (ii) the Company paid to the Lender $1.4 million in cash, representing $1.4 million of the remaining principal under the September 2020 Note following the Conversion plus $41,000 in accrued and outstanding interest under the September 2020 Note, and (iii) the Company repurchased the Conversion Shares at a price of $5.75 per share for an aggregate amount of $1.2 million (for a total aggregate payment to the Lender of $2.6 million).
In November 2022, the Company paid the remaining Lender $5.6 million in principal on the remaining September 2020 Note.
On September 10, 2023, the Lender converted the remaining $2.4 million principal into 800,000 shares of the Company's common stock. The September 2020 Note was settled in full as of December 31, 2023.
For the year ended December 31, 2023 and 2022, the Company incurred $0.8 million and $0.8 million, respectively, in interest expense under the September 2020 Notes.
Note 7 – Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.

Preferred Stock
The preferred stock authorized under the Company's certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2023, no shares of preferred stock have been issued. The Company's board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of preferred stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of preferred stock that the Company has authority to issue under its certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. The Company may, subject to any required stockholder approval, amend from time to time its certificate of incorporation to increase the number of authorized shares of preferred stock or common stock or to make other changes or additions to our capital structure or the terms of our capital stock.
Common Stock Dividends
No dividends have been declared during the year ended December 31, 2023.
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
On July 26, 2022, the Company announced that its board of directors had approved new stock repurchase programs. Under each of the stock repurchase programs, the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period.
The Company repurchased 69,628 and 303,145 shares during the years ended December 31, 2023 and 2022, respectively, pursuant to the stock repurchase programs for an aggregate amount of $0.6 million and $2.2 million respectively, including commissions.
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

The Company issued 120,000 and 120,000 options issued under this plan during the year ended December 31, 2023 and 2022, respectively. As of December 31, 2023, there were 210,000 shares of common stock available to be issued under the 2022 Directors’ Plan.
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
As of December 31, 2023, there were 1,093,285 shares of common stock available to be issued under the 2022 Plan.
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
The 2018 Stock Incentive Plan
On April 12, 2018, the Company's stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of non-statutory stock options to eligible employees, directors and consultants. The purpose of the 2018 Stock Plan is to advance the interests of the Company and its stockholders by providing an incentive to attract, retain, and reward persons performing services for the Company and by motivating such persons to contribute to the growth and profitability of the Company. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2,300,000 shares. At April 12, 2018, all 2,300,000 shares had been granted in the form of stock options to Ted Karkus (the “CEO Option”), the Company's Chief Executive Officer.
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
During the years ended December 31, 2023 and 2022, 1,100,000 and 1,200,000 stock options were exercised under the 2018 Stock Plan. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
Inducement Option Awards
There were no issuances of inducements awards during the year ended December 31, 2023.
On May 9, 2022, the Company issued a non-qualified stock option to the prospective Chief Financial Officer of the Company (the “CFO”), as an inducement to his employment with the Company, effective May 23, 2022 (the “CFO Award”). The CFO Award entitled the CFO to purchase up to 400,000 shares of the Company’s common stock at an exercise price of $6.74 per share, the closing price of the Company’s common stock on May 9, 2022. The CFO Award provided for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The exercise price of the CFO Award was reduced from $6.74 to $6.44 per share, effective as of June 3, 2022, the date $0.30 special cash dividend was paid to Company’s stockholders. The grant date fair value of the CFO Award was approximately $1.6 million. In connection with CFO’s separation from service on October 4, 2022, these options were forfeited on October 4, 2022. The Company reversed $149,000 of stock based compensation expense previously recognized for the unvested options at the time of forfeiture.

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
All inducement awards have been granted outside of the Company’s equity compensation plans pursuant to Nasdaq Listing Rule 5635(c)(4).
Summary of all option grants
The following table summarizes stock options activity during Fiscal 2023 and 2022 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2022	5,110	$3.27	3.4	$20,820
Granted	1,095	9.92	7.0	—
Exercised	(1,833)	1.29	—	—
Forfeited	(420)	1.56	—	—
Outstanding as of December 31, 2022	3,952	5.35	3.8	20,379
Granted	1,135	8.65	5.0	—
Exercised	(1,348)	0.98	—	—
Forfeited	(788)	0.64	—	—
Outstanding as of December 31, 2023	2,951	$7.30	4.8	$693
Options vested and exercisable	1,880	$6.69	4.1	$693

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $4.52 and $9.63 for the Company’s common stock on December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, certain holders of stock options elected to exercise their stock options pursuant to a cashless exercise provision resulting in the net issuance of 603,881 shares of common stock and the return of 744,369 shares to the Company. The Company also made a cash payment of approximately $5.4 million to repurchase 603,881 shares of treasury stock to satisfy tax withholding obligations related to the cashless exercise of these stock options.
During the year ended December 31, 2022, we issued 828,021 shares of common stock through a cashless exercise of 1,833,000 options. In connection with the cashless exercise, the company repurchased 1,103,000 common stock at a cost of $7.5 million to satisfy tax withholding.
During the year ended December 31, 2023 and 2022, the Company granted options to purchase 1,135,000 and 1,095,000 shares of the Company’s common stock to various employees and consultants, respectively. The options grant date fair value was valued at $4.2 million and $6.1 million during the year ended December 31, 2023 and 2022, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2023 and 2022:

	For the years ended December 31,
	2023	2022
Exercise price	$8.65	$10.03
Expected term (years)	4.7	4.5
Expected stock price volatility	80%	79%
Risk-free rate of interest	3.7%	2.5%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.
Common Stock Warrants
On January 12, 2023, the Company issued warrants to an advisory firm to purchase 50,000 shares of the Company's common stock at an exercise price of $10.00 for a term of 5 years, vesting immediately. The warrants were valued at $0.3 million fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.9%, risk free interest rate of 3.5% and expected warrant life of 5 years. These warrants were expensed over the 1 year term of the engagement which ended on December 31, 2023.
On January 27, 2023, the Company issued five-year warrants to purchase 76,000 shares of the Company's common stock with the unsecured promissory note (see Note 6).
On April 6, 2023, the Company issued warrants to a consultant to purchase 250,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 years, vesting immediately. The warrants were valued at $1.4 million, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.4%, risk free interest rate of 3.6% and expected warrant life of 5 years, which was initially recognized as a prepaid expense and to be expensed over the term of the consulting agreement. As of December 31, 2023, $5.1 million was remained in the prepaid expense and other current assets on the consolidated balance sheet.

Between August and September 2023, the Company received $1.2 million from the exercise of outstanding warrants with an exercise price at $3.00 per share. The Company issued approximately 400,000 shares of common stock upon these warrant exercises.
During the year ended December 31, 2022, there were no stock warrants issued.
The following table summarizes warrant activities during Fiscal 2023 and 2022 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2022	855	$8.23	1.9
Warrants granted	—	—	0.0
Outstanding as of December 31, 2022	855	$8.23	1.9
Warrants granted	376	9.13	4.2
Warrants exercised	(400)	3.00	0.0
Outstanding as of December 31, 2023	831	$11.16	1.9
Warrants vested and exercisable	831	$11.16	1.9
The Company recognized $3.5 million of share-based compensation expense during the year ended December 31, 2023. The Company will recognize an aggregate of approximately $5.1 million of remaining share-based compensation expense related to outstanding stock options and warrants over a weighted average period of 4.3 years.
Note 8 – Defined Contribution Plans
The Company maintains the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for its employees. The Company's contributions to the plan are based on the amount of the employee plan contributions and compensation. The Company's contributions to the plan for the years ended December 31, 2023 and 2022 were $0.2 million and $0.2 million, respectively.
Note 9 – Income Taxes
The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	For the years ended
	December 31, 2023	December 31, 2022
Continuing Operations
Current
Federal	$772	$1,040
State	284	3,543
	$1,056	$4,583
Deferred
Federal	(5,459)	72
State	(1,615)	(210)
	$(7,074)	$(138)
Income taxes from continuing operations	$(6,018)	$4,445

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2023	2022
Statutory Rate - federal	$(4,788)	$4,811
State taxes, net of federal benefit	(1,133)	2,789
Research & development tax credit	(350)	(1,200)
Permanent differences and other	510	(601)
Income taxes from continuing operations before valuation allowance	(5,761)	5,799
Change in valuation allowance	(257)	(1,354)
Income tax expense (benefit)	$(6,018)	$4,445
Total	$(6,018)	$4,445
The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	For the years ended
	December 31, 2023	December 31, 2022
Net operating loss and capital loss carryforward	$4,649	$1,324
Right of use asset	(1,464)	(1,466)
Other	4,972	2,684
Capital lease obligations	1,464	1,466
Depreciation	(479)	(705)
Amortization	(1,612)	(2,703)
Tax credit	350	—
Valuation allowance	(567)	(824)
Total	7,313	(224)
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

As of December 31, 2023, the Company is in a net deferred tax asset position for federal and state jurisdictions. Based on a three-year cumulative income position and anticipated future taxable income, the Company concluded that the federal and combined state deferred tax assets will be realized and there is no need for a valuation allowance at this time. The Company will continue to monitor the need for any valuation allowance changes on a quarterly basis.

The Company continues to maintain a valuation allowance against some of the separate company state net operating loss ("NOL") carryforwards. As of December 31, 2023 there is a valuation allowance of $0.6 million compared to $0.8 million as of December 31, 2022. As of December 31, 2023, the Company has state NOL carryforwards of $1.5 million, which begin to expire in 2024 and federal NOL carryforwards of $3.1 million as well as an R&D tax credit carryforward of $0.3 million which can be carried forward indefinitely. A portion of the federal NOL is attributable to 2021 Nebula acquisition, and it is Section 382 limited with an annual limitation of $0.3 million.
The Company files a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.

Note 10 - Other Current Liabilities
The following table sets forth the components of other current liabilities at December 31, 2023 and 2022, respectively (in thousands):

	December 31, 2023	December 31, 2022
Accrued diagnostic services commissions	$—	$1,093
Accrued payroll	181	202
Accrued bonus	1,000	—
Accrued expenses	1,445	714
Accrued returns	3	13
Accrued benefits and vacation	54	50
Total other current liabilities	$2,683	$2,072

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

License Agreements

Linebacker LB1 and LB2

In July 19, 2022, the Company through its wholly-owned subsidiary ProPhase BioPharma entered into a License Agreement (the “Linebacker License Agreement”) with Global BioLife, Inc. (the “Licensor”), with an effective date of July 18, 2022 (the “Linebacker Effective Date”), pursuant to which it acquired from Licensor a worldwide exclusive right and license under certain patents identified in the Linebacker License Agreement (the “Licensed Patents”) and know-how (collectively, the “Licensed IP”) to exploit any compound covered by the Licensed Patents (the “Licensed Compound”), including Linebacker LB1 and LB2, and any product comprising or containing a Licensed Compound (“Licensed Products”) in the treatment of cancer, inflammatory diseases or symptoms, memory-related syndromes, diseases or symptoms including dementia and Alzheimer’s Disease (the “Field”). Under the terms of the Linebacker License Agreement, the Licensor reserves the right, solely for itself and for GRDG Sciences, LLC (“GRDG”) to use the Licensed Compound and Licensed IP solely for research purposes inside the Field and for any purpose outside the Field.

Subject to certain conditions set forth in the Linebacker License Agreement, the Company may grant sublicenses (including the right to grant further sublicenses) to its rights under the Linebacker License Agreement to any of its affiliates or any third party with the prior written consent of Licensor, which consent may not be unreasonably withheld. Either party to the Linebacker License Agreement may assign its rights under the Linebacker License Agreement (i) in connection with the sale or transfer of all or substantially all of its assets to a third party, (b) in the event of a merger or consolidation with a third party or (iii) to an affiliate; in each case contingent upon the assignee assuming in writing all of the obligations of its assignor under the Linebacker License Agreement.

Under the terms of Linebacker License Agreement, the Company is required to pay to Licensor a one-time upfront license fee of $50,000 within ten days of the Linebacker Effective Date and must pay an additional $900,000 following the achievement of a first Phase 3 study which may be required by FDA for the first Licensed Product and an additional $1.0 million upon the receipt of regulatory approval of a New Drug Application for the first Licensed Product.

During the term of the Linebacker License Agreement, the Company is also required to pay to Licensor 3% royalties on Net Revenue (as defined in the Linebacker License Agreement) of each Licensed Product, but no less than the minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses.

In connection with the Linebacker License Agreement, the Company has incurred approximately $0.6 million and $0.5 million in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2023 and 2022, respectively. No clinical studies have begun under this agreement.
Equivir
In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences, a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which will be conducted at 8 sites. We currently anticipate trial completion in the third quarter of 2024 and anticipate launching Equivir (dietary supplement) in the United States toward the end of 2024.
In connection with the license agreement relating to Equivir, for the year ended December 31, 2023, the Company has incurred approximately and $0.4 million in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended ended December 31, 2023.
BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test
In March 2023, and in connection with the Asset acquisition of Stella,, we announced a collaboration for the continued development of its BE-Smart Esophageal Pre-Cancer diagnostic screening test. We are pursuing initial commercialization of the BE-Smart test as an LDT (Laboratory Developed Test) and RUO (Research Use Only) for the third quarter of 2025 with full commercialization backed by insurance expected by the third quarter of 2025.
In connection with the license agreement relating to BE-Smart License Agreement, for the year ended December 31, 2023, the Company has incurred approximately and $0.3 million in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended ended December 31, 2023. No clinical studies have begun under this agreement.
Litigation
In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.
Note 12 – Leases
Operating Leases
New Jersey Laboratory Lease
On October 23, 2020, the Company completed the acquisition of CPM, which included the acquisition of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease was renewed in February 2023, for an additional 36 months until February 2026. The monthly base rent remains the same at $5,500 per month. The lease renewal resulted in the recognition of an additional right-of-use asset and operating lease liability of $170,000 during the year ended December 31, 2023.
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

For the first year of the NY First Floor Lease, the Company will pay a base rent of $11,290 per month (subject to an eight month abatement period), with a gradual rental rate increase of approximately 2.75% for each twelve month period thereafter, culminating in a monthly base rent of $14,026 during the final months of the initial term of the NY First Floor Lease. In addition to the monthly base rent, the Company is responsible for its proportionate share of real estate tax escalations in accordance with the terms of the NY First Floor Lease. The Landlord will provide a construction allowance to the Company in an aggregate amount not to exceed $203,000, to reimburse the Company for the cost of certain improvements to be made by the Company to the First Floor Leased Premises. During the year ended December 31, 2023, the Company recognized additional $0.8 million right-of-use asset and operating lease liability for the NY First Floor Lease.
At December 31, 2023 and 2022, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.2 million and $4.6 million, respectively, and right of use assets of approximately $4.6 million and $4.1 million, respectively, which were included in the consolidated balance sheets.
Finance Leases
On April 19, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "First Equipment Lease") with a vendor. The First Equipment Lease has a 5-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $1.5 million was calculated based on an interest rate of 8.0%, which was recognized in finance lease liabilities in the consolidated balance sheet.
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
On September 26, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Third Equipment Lease") with a vendor. The Third Equipment Lease has a 3-year term starting on the commencement date. The commencement date is when the equipment is shipped and installed, then the Company will provide Final Acceptance Certificate to the vendor. As of December 31, 2023, the commencement date was not established, therefore, there was no fixed assets or finance lease liability recognized in the condensed consolidated balance sheet.
Depreciation and interest expense related to the Equipment Lease was $760,000 for the year ended December 31, 2023.
The following summarizes quantitative information about the Company's operating and finance leases (in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022
Operating leases:
Operating lease cost	$956	$816
Variable lease cost	$956	$816
Finance leases:
Interest lease cost	$259	$—
Depreciation expense	760	—
Total finance lease expense	$1,019	$—

Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the Years Ended
	December 31, 2023	December 31, 2022
Operating cash flows used in operating leases	$(839)	$(774)

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	7.4	8.5
Weighted-average remaining lease term – finance leases (in years)	3.8	NA
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	7.56%	NA
Finance lease asset (1)	$5,809	NA
(1) As of December 31, 2023, the Company had recorded accumulated depreciation of approximately $760,000 for the finance lease asset. Finance lease assets are recorded within property and equipment, net on the Company’s condensed consolidated balance sheets.

Minimum lease payments over the remaining lease periods as of December 31, 2023 are as follows (amounts in thousands):

	Operating Lease	Finance Lease	Total
Year Ended December 31, 2024	$952	$1,840	$2,792
Year Ended December 31, 2025	977	1,840	2,817
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Year Ended December 31, 2028	982	122	1,104
Thereafter	2,667	—	2,667
Total lease payments	7,474	6,830	14,304
Less present value discount	(2,284)	(898)	(3,182)
Total	$5,190	$5,932	$11,122
Note 13 – Significant Customers Concentrations
Revenue for years ended December 31, 2023 and 2022 was $44.4 million and $122.6 million, respectively. Diagnostic Services accounted for 54.9% and 88.3%, of our net revenue for the year ended December 31, 2023 and 2022. The company decreased its diagnostic services business in the second half of 2023 due to the significant decrease in demand for our diagnostic testing services. For the year ended December 31, 2023 & 2022, there were no consumer products customers that accounted for 10% or more of our total revenues.. Collections of diagnostic services revenues are driven by payers, which are government agencies (primarily HRSA), insurance providers, and client payers. For the year ended December 31, 2022, requisitions from each payer group were approximately 29%, 66%, and 5%, respectively. For the year ended December 31, 2023, requisitions from government agencies including Medicaid and Medicare were approximately 17% and insurance providers were 83%.

The Company is subject to account receivable credit concentrations from time-to-time as a result of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact its overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to the Company. Three diagnostic services payers generated 32.6%, 18.7% and 12.6% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31 2023. Two diagnostic services payers generated 68.8% and 16.0% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31, 2022.
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

The following table is a summary of segment information for Fiscal 2023, 2022 and 2021 (in thousands):

	For the years ended
	December 31, 2023	December 31, 2022
Net revenues
Diagnostic services	$24,849	$108,329
Consumer products	19,535	14,318
Consolidated net revenue	44,384	122,647
Cost of revenue
Diagnostic services	11,790	39,896
Consumer products	16,355	12,097
Consolidated cost of revenue	28,145	51,993
Depreciation and amortization expense
Diagnostic services	3,979	2,336
Consumer products	2,070	2,206
Total Depreciation and amortization expense	6,049	4,542
Operating and other expenses	32,990	43,203
Income (loss) from operations, before income taxes
Diagnostic services	(1,804)	56,389
Consumer products	(7,493)	(10,824)
Unallocated corporate	(13,503)	(22,657)
Total income from operations, before income taxes	(22,800)	22,908
Income tax benefit (expense)	6,018	(4,445)
Net Income	$(16,782)	$18,463
The following table is a summary of segment information for Fiscal 2023 and Fiscal 2022 (in thousands):

	December 31, 2023	December 31, 2022
ASSETS
Diagnostic services	$44,221	$50,832
Consumer products	38,358	22,080
Unallocated corporate	9,348	14,736
Total assets	$91,927	$87,648
Note 15 – Earnings Per Share
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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the years ended
	December 31, 2023	December 31, 2022
Net (loss) income - basic	$(16,782)	$18,463
Interest on unsecured convertible promissory note	—	632
Net (loss) income - diluted	$(16,782)	$19,095
Weighted average shares outstanding - basic	17,207	15,845
Diluted shares- Stock Options	—	1,493
Diluted shares- Stock Warrants	—	1,073
Unsecured convertible promissory note	—	240
Weighted average shares outstanding - diluted	$17,207	$18,651
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the years ended
Anti-dilutive securities	December 31, 2023	December 31, 2022
Common stock purchase warrants	831	455
Stock Options	2,951	770
Anti-dilutive securities	3,782	1,225
Note 16 – Related Parties
The Company's Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, is a related party to the Company's Chairman and Chief Executive Officer. For the years ended December 31, 2023 and 2022, there were no payments made to the Executive Vice President outside compensation for the position held at the Company.
Note 17 – Subsequent Events
On February 14, 2024, the Company entered into an agreement of sale of future receipts (“Future Receipts Financing Agreement”) with Libertas Funding, LLC (“Libertas”) by which Libertas purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $2.5 million which was paid to the Company on February 16, 2024, net of $50,000 origination fee. The Future Receipts Financing Agreement requires twelve equal payments of $247,000 to be paid monthly for a total repayment of approximate $3.0 million over the term of the agreement.
The Company has evaluated subsequent events through March 28, 2024, which is the date the consolidated financial statements were available to be issued. There were no additional subsequent events that required adjustment to or disclosure in the consolidated financial statements.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2023. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
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
Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our principal executive officer and principal financial and accounting officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2023 due to material weaknesses described below.
•We did not adequately review certain account reconciliations or controls over the financial statement closing process, which resulted in misstatements in account reconciliations and resulted in several proposed unadjusted journal entries.
•Several errors were made related to recording revenue in the proper period, calculating current period revenue, and following Company policy regarding principal versus agent considerations, resulting in misstatements in accounts receivable, deferred revenue, and revenue for multiple subsidiaries. We relied heavily on the manual input process for these areas and it did not properly design and maintain controls to identify exceptions. In certain instances where revenue is recorded based on an estimation of rates, process were not in place to properly update the rates accordingly throughout the year.
•We did not design and maintain adequate controls over the identification of discrepancies relating to the calculated and recorded deferred costs and cost of sales, which such calculation and recording relied heavily on the manual input process and resulted in misstatements in deferred costs and cost of sales.

Management is committed to remediating the material weaknesses. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses, including implementing new automated financial systems related to recording transactions and account reconciliation preparation and review, which will significantly reduce the amount of processes that rely on manual inputs.

We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2024.

Morison Cogen LLP, the Company’s independent registered public accounting firm, was appointed by the Company’s Board of Directors and ratified by the Company’s stockholders. They were engaged to render an opinion regarding the fair presentation of the Company’s consolidated financial statements as well as conducting an audit of internal control over financial reporting for the period ending December 31, 2023. Their reports, that expressed the opinion that the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in IInternal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria,, included at page 65 of this Form 10-K are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).
Changes in Internal Control Over Financial Reporting
Except as described above in “Management’s Report on Internal Control Over Financial Reporting”, there was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2023 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information

On March 26, 2024, our board of directors amended and restated our Bylaws in order to make certain procedural changes consistent with the Delaware General Corporation Law.

The foregoing description of the Bylaws is qualified in its entirety by reference to the Bylaws, a copy of which is attached as Exhibit 3.2 to this Annual Report, and is incorporated herein by reference. Additionally, a copy of the Bylaws marked to show changes to the former Bylaws is included as Exhibit 3.2.1 to this Annual Report, and is incorporated herein by reference.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from the sections of the Company’s Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) titled “Proposal 1 – Election of Board of Directors,” “Executive Officers,” “Governance Policies and Procedures – Code of Conduct,” “Corporate Governance – Committees of the Board of Directors – Audit Committee.” The 2024 Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the close of our fiscal year ended December 31, 2023 and is hereby incorporated by reference
Item 11.    Executive Compensation
The information required under this item is incorporated by reference from the section of the 2024 Proxy Statement titled “Executive and Director Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference from the sections of the 2024 Proxy Statement titled “Equity Compensation Plan Information” and “Security Ownership.”
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated by reference from the sections of the 2024 Proxy Statement titled “Corporate Governance – Certain Relationships and Related Transactions,” and “Corporate Governance – Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required under this item is incorporated by reference from the section of the 2024 Proxy Statement titled “Audit and Non-Audit Fees.”

PART IV
Item 15.    Exhibits and Financial Statement Schedules
(a)(1) Financial Statements.
The following consolidated financial statements of ProPhase Labs, Inc., together with the report thereon of Friedman LLP, independent registered public accounting firms, are included in this Annual Report.
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

3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 19, 2015).
3.2**	Amended and Restated Bylaws of the Company (as of March 26, 2024).
3.2.1**	Amended and Restated Bylaws of the Company (as of March 26, 2024, marked to show changes).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).
4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 26, 2020).
10.1
Form of Indemnification Agreement between the Company and each of its Officers and Directors, dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 19, 2009).

10.2*	Amended and Restated 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023).
10.3*	Amended and Restated 2022 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023).
10.4*	Form of Non-Qualified Stock Option Agreement pursuant to 2022 Equity Compensation Plan
10.5*	Form of Incentive Stock Option Agreement pursuant to 2022 Equity Compensation Plan
10.6*	Form of Option Agreement pursuant to 2022 Directors’ Equity Compensation Plan
10.7*
Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on April 16, 2018).

10.8
Lease agreement by and among ProPhase Diagnostics, Inc., BRG Office L.L.C. and Unit 2 Associates L.L.C. for the corporate headquarters and diagnostic lab facility located at 711 Stewart Avenue, Garden City, NY 11530 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 31, 2021).

10.9
Sales Agreement, dated December 28, 2021, between ProPhase Labs, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on December 29, 2021).

10.10
Lease Agreement by and between ProPhase Diagnostics, Inc. and BRG Office L.L.C. and Unit 2 Associates L.L.C., as tenants in common, dated June 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on June 13, 2022)

10.11	Guaranty dated June 10, 2022 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on June 13, 2022)
10.12
First Amendment of Lease, dated June 10, 2022, by and between ProPhase Diagnostics, Inc. and BRG Office L.L.C. and Unit 2 Associates L.L.C., as tenants in common (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 13, 2022)

10.13
License Agreement by and between ProPhase BioPharma, Inc. and Global BioLife, Inc., dated July 19, 2022 (effective as of July 18, 2022) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on July 21, 2022)

10.14
Asset Purchase Agreement by and among Stella Diagnostics Inc., Stella DX, LLC and ProPhase Labs, Inc., dated December 15, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on December 20, 2022)

10.15
Unsecured Promissory Note and Guaranty issued to JXVII Trust, dated January 26, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2023)

10.16	Common Stock Purchase Warrant issued to JXVII Trust, dated January 27, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2023)
10.17*†
Latkin Offer Letter, dated as of December 28, 2023, by and between the Company and Jed A. Latkin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 4, 2024.

19.1**	Insider Trading Policy
21.1**	Subsidiaries of ProPhase Labs, Inc.
23.1**	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Finance Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2***	Certification of the Principal Finance Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1**	Compensation Recovery Policy

101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Indicates a management contract or compensatory plan or arrangement.
** Filed herewith.
*** Furnished herewith.
† Confidential treatment granted as to portions of the exhibit. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request.

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

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 28, 2024
Ted Karkus	(Principal Executive Officer)

/s/ Jed Latkin	Chief Operating Officer	March 28, 2024
Jed Latkin	(Principal Financial Officer)

/s/ Jason Barr	Director	March 28, 2024
Jason Barr

/s/ Louis Gleckel	Director	March 28, 2024
Louis Gleckel

/s/ Warren Hirsch	Director	March 28, 2024
Warren Hirsch