Form 10-K/A
period 2023-12-31
ProPhase Labs, Inc.
filed 2024-04-29
CIK 868278

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $100,240,301 as of June 30, 2023, based on the closing price of the common stock on The Nasdaq Capital Market on such date.

As of March 15, 2024, there were 18,045,209 shares outstanding of the registrant’s common stock, par value $0.0005 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 00536	Auditor Name: Morison Cogen LLP	Auditor Location: Blue Bell, Pennsylvania

EXPLANATORY NOTE

ProPhase Labs, Inc.. (the “Company,” “ProPhase,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Directors

The following table and the paragraphs following the table set forth information regarding the current ages, positions, and business experience of our directors as of April 29, 2024.

Name	Position	Age	Initial Year in Office
Ted Karkus	Chairman of the Board and Chief Executive Officer	64	2009
Jason Barr	Director	44	2015
Louis Gleckel, MD	Director	68	2009
Warren Hirsch	Director	66	2019

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

Mr. Karkus brings extensive financial structuring as well as operational and marketing strategy experience to our Board, including successful restructuring and turn-around scenarios in the pharmaceutical industry. Among his accomplishments, in 2010/2011 he led the restructuring and streamlining of our operations, which resulted in improved sales and margins of our Cold-EEZE brand, and in 2017 succeeded in selling the Cold-EEZE brand for $50 million to Mylan, a multibillion-dollar pharmaceutical company.

JASON M. BARR has been a member of our Board since June 2015 and currently serves as a member of the Audit Committee and Nominating and Corporate Governance Committee and as chairman of the Compensation Committee. Since February 2022, Mr. Barr has served in various roles, and currently as the SVP, Senior Corporate Counsel & Assistant Secretary for Sportradar Group AG (Nasdaq: SRAD), the leading global sports technology company. From September 2020 to February 2022, he was General Counsel and Secretary of Ithaca Holdings, LLC, a Los Angeles based entertainment and music company. From February 2018 to September 2020, Mr. Barr held various senior roles with TRU Kids Inc. and its predecessor, Toys R Us, Inc., the global toys and baby products retailer. He previously held senior roles, including Chief Legal Officer, SVP and Secretary of LiveStyle, Inc. (f/k/a SFX Entertainment, Inc.), a global live events and media company, from August 2013 to October 2017. Prior to his employment with LiveStyle, Mr. Barr was a corporate and securities attorney at Reed Smith LLP in New York City from 2007 to 2013. He served from December 2015 to June 2018 as a member of the board of directors of Susquehanna Polling & Research, Inc., a public opinion polling company with a national reputation for expert polling for corporate, consumer and political clients. Mr. Barr graduated from Suffolk University Law School in 2007 and received his bachelor’s degree from Dickinson College in 2002.

Mr. Barr brings to our Board knowledge and expertise with corporate finance, mergers and acquisitions, commercial law, brand development, risk management, and regulatory matters including reporting compliance with the Securities and Exchange Commission (the “SEC”), NASDAQ and corporate governance.

LOUIS GLECKEL, MD, has been a member of our Board since June 2009 and currently serves as a member of the Audit Committee and Compensation Committee and as chairman of the Nominating and Corporate Governance Committee. In 1997, Dr. Gleckel co-founded ProHealth Care Associates, a comprehensive state of the art multi-specialty physician group practice with offices in Long Island and Bronx, New York. At ProHealth, he is the Division Chief of Cardiology and Internal Medicine specializing in Preventative Cardiology, Metabolic Syndrome and Internal Medicine with particular emphasis on high-risk patients with complications from diabetes and heart disease. He was named to New York Magazine’s Best Doctors list for three years, New York Metro Area Best Doctors list for 14 years and the 2008 Nassau County Best Doctors list. For over ten years Dr. Gleckel has been a team physician for the New York Jets and New York Islanders as well as for the tennis players at the US Open. Dr. Gleckel also served as Chairman of the Board of Invicta Corporation, a development stage company that designed, manufactured and marketed photochromic eyeglass lenses, for approximately four years until his resignation in February 2005.

Dr. Gleckel brings to the Board extensive knowledge of the medical, pharmaceutical and related industries as a distinguished doctor, as well as experience in successful business development and board service.

WARREN HIRSCH has been a member of our Board since 2019 and currently serves as a member of the Compensation Committee and Nominating and Corporate Governance Committee and as chairman of the Audit Committee. Mr. Hirsch has over 35 years of experience as a Certified Public Accountant. Mr. Hirsch owns and operates Hirsch and Hirsch CPA PLLC, which offers a full range of accounting, tax and small business consulting services. From 2000 to May 2019, Mr. Hirsch served as a registered representative of Royal Alliance, a national financial advisory firm. Mr. Hirsch graduated with a bachelor’s degree in accounting from Hofstra University in 1980.

Mr. Hirsch has extensive knowledge and background related to accounting and financial reporting rules and regulations as well as the evaluation of financial results, internal controls and business processes.

Board of Directors Leadership Structure

Our governance structure combines the roles of principal executive officer and Board Chairman. Mr. Karkus has served as both Chairman and Chief Executive Officer of the Company since June 2009. The Board believes there are important advantages to Mr. Karkus serving in both roles at this time, but may revisit this structure at its discretion in the future. Mr. Karkus is the director most familiar with our Company’s business and industry and is best situated to propose the Board’s agendas and lead Board discussions on important matters. Mr. Karkus provides a strong link between management and the Board, which promotes clear communication and enhances strategic planning and implementation of corporate strategies. Another advantage is the clarity of leadership provided by one person representing the Company to employees, stockholders and other stakeholders. The Board has not named a lead independent director.

Risk Oversight

Our Board is actively involved in oversight of risks that could affect us. This oversight is conducted primarily by our full Board, which has responsibility for general oversight of risks, and through delegation to the Audit Committee. The Board satisfies this responsibility through full reports by each committee chair regarding the committee’s considerations and actions, as well as through regular reports directly from officers responsible for oversight of particular risks within our Company. The Board believes that full and open communication between management and the Board is essential for effective risk management and oversight.

In addition, our Board monitors our exposure to a variety of risks through our Audit Committee. Our Audit Committee Charter gives the Audit Committee responsibilities and duties that include discussing with management and the independent registered public accounting firm, our major financial risk exposures and the steps management has taken to monitor and control such exposures, including our risk assessment and risk management policies, notably cybersecurity. Pursuant to the Audit Committee Charter, such discussions should also include our exposure to counterparties or other institutions that we believe are at risk of significant financial distress.

Committees of the Board of Directors

The Board has established three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee (the “Nominating Committee”).

Audit Committee

The current members of the Audit Committee are Jason Barr, Louis Gleckel and Warren Hirsch. Mr. Hirsch serves as Chairman of the Audit Committee. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that each of Messrs. Barr and Hirsch and Dr. Gleckel meets the independence requirements of the Nasdaq listing standards for audit committee members. Additionally, our Board has affirmatively determined that each of Messrs. Barr and Hirsch and Dr. Gleckel is “independent” as defined by the applicable SEC rules regarding audit committee independence. Our Board has determined that Mr. Hirsch qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

The Audit Committee reviews, analyzes and makes recommendations to the Board with respect to the Company’s accounting policies, internal controls and financial statements, consults with the Company’s independent registered public accountants, and reviews filings containing financial information of the Company to be made with the SEC.

The Audit Committee met 5 times during 2023. The Audit Committee operates under a written charter adopted by the Board, which is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Compensation Committee

The current members of the Compensation Committee are Jason Barr, Louis Gleckel and Warren Hirsch. Mr. Barr serves as Chairman of the Compensation Committee. The Board has determined that each of Messrs. Barr and Hirsch and Dr. Gleckel meets the independence requirements of the Nasdaq listing standards for compensation committee members.

The Compensation Committee reviews and approves the salary and all other compensation of officers of the Company, including non-cash benefits, incentive-based awards and equity-based awards. The Compensation Committee also administers the Company’s equity incentive plans. The Compensation Committee may form subcommittees and delegate authority to such subcommittees or to one or more of its members when appropriate. The Compensation Committee has the authority to engage consultants.

The Compensation Committee met 3 times during 2023. The Compensation Committee operates under a written charter adopted by the Board, which is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Nominating Committee

The members of the Nominating Committee are Jason Barr, Louis Gleckel and Warren Hirsch. Dr. Gleckel serves as Chairman of the Nominating Committee. The Board has determined each of Messrs. Barr and Hirsch and Dr. Gleckel meets the independence requirements of the Nasdaq listing standards for nominating committee members.

The Nominating Committee is responsible for developing and recommending criteria for selecting new directors and oversees evaluations of the Board and committees of the Board. The Nominating Committee has the responsibility to oversee the Company’s Corporate Governance Guidelines and propose changes to such guidelines from time to time as may be appropriate.

The Nominating Committee met 1 time during 2023. The Nominating Committee operates under a written charter adopted by the Board, which is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Meetings of the Board of Directors in 2023

For the fiscal year ended December 31, 2023, there were 9 meetings of the Board. Each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he served.

The independent members of the Board met in executive session 5 times during 2023.

Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and annual meetings of stockholders. All four of the directors attended the 2023 Annual Meeting of Stockholders either in person or by video conference.

Director Nominations

In selecting candidates for appointment or re-election to the Board, the Nominating Committee considers the following criteria:

●	Personal and professional ethics and integrity, including a reputation for integrity and honesty in the business community.

●	Experience as an executive officer of companies or as a senior leader of complex organizations, including scientific, government, educational, or large not-for-profit organizations. The Nominating Committee may also seek directors who are widely recognized as leaders in the fields of medicine or the biological sciences and manufacturing or business generally, including those who have received awards and honors in their field.

●	Financial knowledge, including an understanding of finance, accounting, the financial reporting process, and company measures for operating and strategic performance.

●	Possess the fundamental qualities of intelligence, perceptiveness, fairness, and responsibility.

●	Ability to critically and independently evaluate business issues, contributing a diverse perspectives or viewpoints, and making practical and mature judgments.

●	A genuine interest in the Company, and the ability to spend the time required to make substantial contributions as a director.

●	No conflict of interest or legal impediment that would interfere with the duty of loyalty to the Company and its stockholders.

●	Current ownership of common stock of the Company, or a willingness to acquire shares of common stock, to further align the interests of non-employee directors with the interests of the Company’s stockholders.

Directors should have varied educational and professional experiences and backgrounds that, collectively, provide meaningful guidance and counsel to management. Diversity of background, including gender, race, ethnic or national origin, age, and experience in business, government, education, international experience and other areas relevant to the Company’s business are factors considered in the selection process. As a company, we are committed to creating and sustaining a culture of inclusion and fairness. In addition, the Nominating Committee reviews the qualifications of the directors to be appointed to serve as members of the Audit Committee to ensure that they meet the financial literacy and sophistication requirements under applicable Nasdaq rules and that at least one of them qualifies as an “audit committee financial expert” under the applicable SEC rules.

Set forth below is information concerning the gender and demographic background of each of our current directors, as self-identified and reported by each director. This information is being provided in accordance with Nasdaq’s board diversity rules.

Board Diversity Matrix (As of April 29, 2024)
Total Number of Directors:	4
	Female	Male	Non-Binary	Did Not Disclose Gender
Part I: Gender Identity
Directors	0	3	0	1
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	0	3	0	0
Two or More Races or Ethnicities	0	0	0	0
LGBTQ+	0
Did Not Disclose Demographic Background	1

The Nominating Committee and the Board have historically taken an approach that neither favors nor disfavors any particular color, race, creed, or gender. The Board evaluates all candidates equally across all relevant factors and seeks members whose background, qualifications and skills will assist the Company in accomplishing its goals. The Board has engaged with stockholders on the topic of diversity. The Board and the Nominating Committee are committed to identifying and engaging a diverse field of director candidates when considering Board composition in the future. However, the Company does not currently plan on increasing the size of the Board and is not currently in the process of searching for new director candidates. When a vacancy on the Board arises, the Nominating Committee will actively identify qualified diverse candidates to include in the pool from which Board nominees are selected.

Director Nominations from Stockholders

The Nominating Committee will consider written proposals from stockholders for nominees for director. Any such nominations must be submitted to the Nominating Committee in accordance with Article 2.15 of the Company’s Bylaws to the Secretary at the Company’s principal executive office. For a stockholder to make any nomination of a person or persons for election to the Board at an annual meeting, the stockholder must provide timely notice and certain information about the stockholder and the nominee. to be timely, a stockholder’s notice must be delivered to, or mailed and received at, the principal executive office of the company not less than 90 days nor more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered, or mailed and received, not later than the 90th day prior to such annual meeting, or, if such meeting is announced later than the 90th day prior to the date of such meeting, not later than the 10th day following the day on which public disclosure (as defined in article 2.15 of the bylaws) of the date of such annual meeting was first made.

Information must be provided for (i) the stockholder providing the notice of the nomination proposed to be made at the meeting, (ii) the beneficial owner or beneficial owners, if different, on whose behalf the notice of the nomination proposed to be made at the meeting is made, (iii) any affiliate or associate of such stockholder or beneficial owner, and (iv) any other person with whom such stockholder or such beneficial owner (or any of their respective affiliates or associates) is acting in concert. Each such person must provide (A) the name and address of such person (including, if applicable, the name and address that appear on the Company’s books and records); and (B) the class or series and number of shares of the Company that are, directly or indirectly, owned of record or beneficially owned (within the meaning of Rule 13d-3 under the Exchange Act), by such person, except that such person will in all events be deemed to beneficially own any shares of any class or series of the Company as to which such person has a right to acquire beneficial ownership at any time in the future. In addition, each person must provide information relating to their derivative and short positions in the Company’s securities, as set out in the Company’s Bylaws.

In addition, each director nominee must provide the same information, as well as all information relating to such proposed nominee that is required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors in a contested election pursuant to Section 14(a) under the Exchange Act (including such proposed nominee’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected), a description of all direct and indirect compensation and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships, between or among any nominating stockholder, on the one hand, and each proposed nominee, his or her respective affiliates and associates and any other persons with whom such proposed nominee (or any of his or her respective affiliates and associates) is acting in concert, on the other hand, including, without limitation, all information that would be required to be disclosed pursuant to Item 404 under Regulation S-K if such nominating stockholder were the “registrant” for purposes of such rule and the proposed nominee were a director or executive officer of such registrant, and a completed and signed questionnaire, provided by the Company’s Secretary relating to any voting commitments. The Company may require any proposed nominee to furnish such other information (A) as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as an independent director of the Company or (B) that could be material to a reasonable stockholder’s understanding of the independence or lack of independence of such proposed nominee.

Governance Policies and Procedures

Code of Conduct

We have adopted a code of conduct that applies to all members of our Board and all employees of the Company, including our principal executive officer, principal financial officer and other senior financial officers. The Code of Conduct is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.” We have not granted any waivers under this policy to any of our directors or executive officers. In the event that we amend or waive certain provisions of our code of ethics applicable to our principal executive officer, principal financial officer or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose the same on our website.

Corporate Governance Guidelines

The Board has adopted Corporate Governance Guidelines to promote effective governance of the Company. The Corporate Governance Guidelines are available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Whistleblower Policy

The Company has established a whistleblower policy by which confidential complaints may be raised anonymously within the Company. Employees that wish to submit complaints confidentially should submit an anonymous written complaint directly to the Compliance Officer (as described in the policy). Complaints submitted through this confidential process that involve the Company’s accounting, auditing, and internal auditing controls and disclosure practices will be presented to the Audit Committee. The policy is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Insider Trading Policy

The Company maintains an insider trading policy that provides that the Company’s personnel may not buy, sell or engage in other transactions in the Company’s stock while aware of material non-public information and that restricts trading in Company securities for a limited group of Company employees (including executive officers and directors) to defined window periods that follow our quarterly earnings releases. The policy is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

The Company’s Insider Trading Policy also provides that directors, officers and employees should not engage in any of the following activities with respect to the securities of the Company: (i) trading in securities on a short-term basis by directors and officers (any security of the Company purchased by an officer or director must be held for a minimum of six months prior to sale, unless the security is subject to forced sale, including as a result of a merger or acquisition involving the Company; (ii) purchase on margin; (iii) short sales; or (iv) buying or selling puts, calls or options to purchase or sell any of the Company’s securities, other than options granted by the Company or bona fide pledges.

Procedures for Contacting Directors

The Company has adopted a procedure by which stockholders may send communications to one or more members of the Board by writing to such director(s) or to the whole Board, care of the Corporate Secretary, ProPhase Labs, Inc., 711 Stewart Avenue, Suite 200, Garden City, New York 11530. The mailing envelope should contain a clear notation indicating that the enclosed letter is a “Board Communication” or “Director Communication.” All such letters must clearly state whether the intended recipients are all members of the Board or just certain specified individual directors. The Secretary will make copies of all such letters and circulate them to the appropriate director or directors.

Our Executive Officers

The following table and the paragraphs following the table set forth information regarding the current ages, positions, and business experience of the current executive officers of the Company as of April 29, 2024.

Name	Position	Age
Ted Karkus	Chairman of the Board and Chief Executive Officer	64
Jed A. Latkin	Chief Operating Officer	49

See “Our Directors” for Mr. Karkus’s biography.

JED A. LATKIN has served the Company’s Chief Operating Officer since January 1, 2024. In his capacity as Chief Operating Officer, Mr. Latkin also serves as the Company’s principal financial officer and principal accounting officer. Previously, Mr. Latkin served as a director and Chief Executive Officer of Navidea Biopharmaceuticals, Inc. (“Navidea”) from October 2018 until October 2021 and as Chief Operating Officer and Chief Financial Officer of Navidea from May 2017 to October 2018. Mr. Latkin also served as Interim Chief Operating Officer of Navidea from April 2016 to April 2017. Mr. Latkin has more than twenty eight years of experience in the financial industry supporting many investments in major markets. including biotechnology and pharmaceuticals. He most recently was employed by Nagel Avenue Capital, LLC since 2010, and in that capacity he provided contracted services as a Turnaround Specialist for numerous companies and asset management firms. Mr. Latkin was responsible for a large diversified portfolio of asset-based investments in varying industries, including product manufacturing, agriculture, energy, and healthcare. In connection with this role, he served as Chief Executive Officer of End of Life Petroleum Holdings, LLC and Black Elk Energy, LLC, Chief Financial Officer of Viper Powersports, Inc. and West Ventures, LLC, and Portfolio Manager of Precious Capital, LLC. Mr. Latkin previously served on the Board of Directors for Navidea from October 2018 until October 2021, CORAR from October 2018 until October 2021, Viper Powersports, Inc. from 2012 to 2013, and the Renewable Fuels Association and Buffalo Lake Advanced Biofuels. Mr. Latkin worked for over ten years in Investment Banking at Citigroup, Morgan Stanley, and Fleet Boston Robertson Stephens. He also spent five years as a Co-Portfolio Manager for ING Investment Management. Mr. Latkin earned a B.A. from Rutgers University and a M.B.A. from Columbia Business School.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been involved in any material legal proceeding during the past ten years.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Item 11.	Executive Compensation

Summary Compensation Table (2023 and 2022)

The following summary compensation table sets forth the total compensation paid or accrued for the years ended December 31, 2023 and 2022 to our Chief Executive Officer, our former Chief Accounting Officer and our former Chief Financial Officers. We refer to these officers as our “named executive officers” for 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)		All Other Compensation ($)(2)	Total ($)
Ted Karkus	2023	675,000	200,000	2,465,000		27,200	3,367,200
Chief Executive Officer	2022	675,000	200,000	—		27,200	902,200

Robert Morse(3)	2023	275,000	19,890	246,500		—	541,390
Former Chief Financial Officer	2022	—	—	—		—	—

Monica Brady(4)	2023	200,000	—	—		10,680	210,680
Former Chief Accounting Officer	2022	200,000	—	—		10,680	210,680

Bill White(5)	2023	—	—	—		—	—
Former Chief Financial Officer	2022	147,644	—	1,640,000	(6)	101,867	1,889,511

(1)

For Mr. Karkus, the amount reported for 2023 consists of a $200,000 discretionary bonus awarded to Mr. Karkus in March 2023 for his 2022 contributions to the Company and for 2022 consists of a $200,000 discretionary bonus awarded to Mr. Karkus in March 2022 for his 2021 contributions to the Company.

For Mr. Morse, the amount reported for 2023 consists of a $19,890 discretionary bonus awarded to Mr. Morse in March 2023 for his 2022 contributions to the Company.

(2)

For Mr. Karkus, the amounts reported for 2023 and 2022 consists of a $15,000 vehicle allowance and a $12,200 matching contribution to the Company’s 401(k) defined contribution plan.

For Ms. Brady, the amounts reported for 2023 and 2022 consists of a $5,000 vehicle allowance and a $5,680 matching contribution in the Company’s 401(k) defined contribution plan.

For Mr. White, the amount reported for 2022 consists of $1,867 matching contribution in the Company’s 401(k) defined contribution plan, a $10,000 separation payment upon his resignation and $90,000 in consulting fees for consulting services provided to the Company following his resignation through December 31, 2023 (See “White Separation Agreement and Release” below for additional details regarding the payments received by Mr. White in connection with his resignation).

(3)	Mr. Morse resigned as Chief Financial Officer and resumed his role as Controller, effective January 1, 2024. Although Mr. Morse continues to work for the Company, he is no longer the principal financial officer and principal accounting officer of the Company.

(4)	Ms. Brady resigned as Chief Accounting Officer effective January 13, 2023.

(5)	Mr. White resigned as Chief Financial Officer effective October 4, 2022.

(6)	Represents the aggregate grant date fair value of the inducement stock option award granted to Mr. White on May 9, 2022, determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the option award granted, see Note 7 “Stockholders’ Equity” to the financial statements included in our 2023 Annual Report. This award was subsequently forfeited on October 4, 2022 in connection with Mr. White’s resignation.

Compensation Philosophy

Our Compensation Committee believes that the most effective compensation program should:

●	attract and retain talented executives who will lead us through the challenges that we may face and put us in a position to grow and succeed;

●	motivate our executives to achieve short-term, medium-term and long-term financial and strategic goals;

●	reward our executives for the achievement of individual and corporate objectives; and

●	align the interests of management with those of our stockholders by providing incentives for superior performance that improves stockholder value.

There is no pre-established policy or target for the allocation between either cash and non-cash or short-term, medium-term and long-term incentive compensation. This approach provides our Compensation Committee the ability to evaluate the compensation package from year to year with the flexibility to configure allocations and amounts in a manner that aligns closely with stockholder interests. The Compensation Committee considers our corporate performance, individual performance, and the economic environment in general and in our industry when it makes compensation decisions. The Compensation Committee uses these factors, in conjunction with its overall compensation philosophy, when it determines compensation to be awarded to our executive officers during a fiscal year.

While we do not have any policy for the proportion of compensation that should be allocated as cash or non-cash, or short or long-term, we have historically paid our executive officers a greater percentage of their total compensation as base salary. This is due to market factors in our industry and the specific situations facing our Company. It is important for us to retain the services of our talented and experienced executive team through market fluctuations. To do so, we believe that it is important to provide a certain amount of fixed compensation that will give our executive officers some assurance as to the level of compensation they will earn.

We have utilized annual bonus awards to reward results or extraordinary efforts, which motivates our executive officers to produce positive short-term results. We grant stock options and other stock-based awards, which align the long-term interests of our executive officers to the interests of our stockholders by making our executive officers stakeholders in the Company and tying their long-term interests to our success.

Our Compensation Committee does not specifically benchmark the compensation of our executives to the pay of other executives in companies of similar size in our industry, given the unique challenges that are faced by other companies of our size in our industry. However, we have historically compared the level of our executives’ compensation against the compensation of other companies in our industry in general, and believe that the level of compensation our executives receive is within the range of compensation paid to other executives in our industry. We use these compensation checks to ensure that our executives are being appropriately rewarded and to discourage their departure to any competitor.

Regarding most compensation matters, the Chief Executive Officer’s responsibility is to provide recommendations to the Compensation Committee based on an analysis of market standards and trends and an evaluation of the contribution of each executive officer to the Company’s performance. Our Compensation Committee considers, but retains the right to accept, reject or modify such recommendations. Neither the Chief Executive Officer nor any other member of management is present during executive sessions of the Compensation Committee. Moreover, the Chief Executive Officer is not present when decisions with respect to his compensation are made.

2022 Advisory Stockholder Vote on Executive Compensation

On May 19, 2022, at our 2022 Annual Meeting of Stockholders, our stockholders overwhelmingly approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers, including the Company’s compensation practices and principles and their implementation, as discussed and disclosed in the compensation tables and related narrative disclosure (the “Say on Pay Vote”) contained in our 2022 Proxy Statement. The Compensation Committee appreciates and values the views of our stockholders. In light of the strong level of support of the overall pay practices, and of the general effectiveness of our long standing compensation policies, the Board and the Compensation Committee have not made any specific changes to our executive compensation program.

At the 2019 Annual Meeting of Stockholders on May 22, 2019, our stockholders expressed a preference that our Say on Pay Vote occur every three years. In accordance with the results of this vote, the Board determined to implement a Say on Pay Vote every three years. As such, our Board will provide a Say on Pay Vote among the matters to be considered at the Company’s 2025 Annual Meeting of stockholders. The next required vote on the frequency of Say on Pay Votes, which is required to be held at least every six years, will be held at our 2025 Annual Meeting of stockholders.

Elements of Compensation

Subject to variation where appropriate, the elements of compensation to our named executive officers include:

●	base salary, which is determined on an annual basis and is generally set forth in employment agreements with our executives;

●	annual cash incentive compensation, which is awarded by our Compensation Committee on a discretionary basis, determined based on the Company and individual performance in the applicable fiscal year; and

●	long-term incentive compensation in the form of options and other stock-based awards.

Base Salary and Annual Bonus

Base salaries are an integral component of our total compensation program, and setting base salaries at competitive levels helps us to attract and retain senior executives. Base salary is the only fixed component of compensation for our executives. The base salaries for our named executive officers were determined based on the Compensation Committee’s evaluation of the competitive marketplace, the salaries of our other executives, and the scope of each named executive officer’s responsibilities. The base salaries of our named executive officers were set at the level deemed necessary to secure their employment for an extended period and to appropriately reward them for the multiple roles they played for our Company.

Our annual bonus opportunity is intended to incentivize the achievement of our short-term goals. On an annual basis, generally in mid-December, our Compensation Committee assesses the individual performance of each of our executive officers and the performance of the Company and determines the appropriate annual bonus award, if any, for our executive officers. We do not use pre-established targets for the annual bonus award because market factors that affect our Company’s performance are unpredictable, and thus it would be difficult to set goals at the beginning of the fiscal year that would appropriately motivate our executive officers throughout the year. By basing the annual incentive on assessments made at the end of the year of the performance of the individual executives and the Company, and occasionally making mid-year determinations where the circumstances warrant an immediate reward, we can take all market factors into account and reward our executive officers appropriately for their performance.

Equity-Based Awards

Our Compensation Committee believes that equity-based participation provides our executive officers a strong economic interest in maximizing stock price appreciation over the long term and aligns their interests with the interests of our stockholders. Equity-based awards are made pursuant to the Company’s equity incentive plans. The ProPhase Labs, Inc. 2022 Equity Compensation Plan (the “2022 Plan”) currently authorizes us to issue various equity-based awards to eligible employees, directors, consultants, advisors and other service providers of the Company or any of our affiliates.

The 2022 Plan has served as a key retention tool. Retention serves as a very important factor in our determination of the type of award to grant and the number of underlying shares that are granted in connection with that award. In addition, our Compensation Committee considers cost to the Company in determining the form of award, as well as our desire to have equity awards drive and reward performance over an extended period of time in order to promote long-term value for our stockholders, and to be an integral part of a competitive compensation program. Our Compensation Committee believes that stock options, restricted shares and stock grants are the best forms of award to achieve these goals, as stock options are designed to deliver value to executives only if our stock price increases over the value at the time of grant, and restricted shares and stock grants provide compensation that fluctuates with our stock price.

In determining the size of an option, restricted stock or stock grant to a named executive officer, both upon initial hire and on an ongoing basis, our Compensation Committee considers competitive market factors, the size of the equity incentive plan pool, cost to the Company, the level of equity held by the executive and by other officers, and individual contribution to corporate performance.

Although there is no set target level for holding options or stock ownership, our Compensation Committee recognizes that the equity-based component ensures additional focus by our executive officers on stock price performance, enhances executive retention, and aligns the interests of our executive officers with the interests of our stockholders. Accordingly, the exercise price of stock options is tied to the fair market value of our common stock on the date of grant. A grant of stock options typically will vest over a two to three year period (although in some cases the vesting terms may be longer). However, the Compensation Committee may at times determine that a fully vested award is appropriate.

There is no set formula for the granting of awards to individual executives or employees. The number of options awarded may vary up or down from prior year awards, based on the Compensation Committee’s review and consideration of the above-listed goals and factors.

In keeping with our executive compensation program and philosophy for incentivizing the performance of our executive officers, as noted above, our Compensation Committee has used grants of stock, including restricted stock. Such grants are intended to reinforce the alignment of interests of our named executive officers with those of our stockholders, as the value of the awards granted thereunder is linked to the value of our common stock, which, in turn, is indirectly attributable to the individual performance of our executive officers.

In 2024, the Compensation Committee decided to integrate an annual equity grant cadence for key employees, including executives officers, which we believe aligns with market practice, aligns the interest of key employees with those of stockholders, reduces the impact of stock price volatility and drives retention of our key employees through long-term vesting. These annual equity grants will be not include bonus grants, if any, which will be evaluated separately. As part of this integration, in March 2024, the Compensation Committee granted stock options to Mr. Karkus and other key employees.

Defined Contribution Plan

In 1999, we implemented a 401(k) defined contribution plan for our employees. The 401(k) plan is the Company’s primary retirement benefit for its employees, including its executives. For executive officers, as well as all other employees, the Company makes a contribution to the plan annually based on the amount of the employee’s 401(k) plan contributions and compensation. The contribution to the plan by the Company consists of a 100% match of the employee’s contribution, up to 4% per person, per annum. The Company’s total contribution to the 401(k) plan in 2023 for its named executive officers, in the aggregate, was approximately $17,880. Company contributions to the Company’s 401(k) plan are included in the Summary Compensation Table as “Other Compensation.”

The Company does not provide its executive officers with any type of defined benefit retirement benefit or the opportunity to defer compensation pursuant to a non-qualified deferred compensation plan.

Perquisites and Other Personal Benefits

The Company provides executives with limited personal benefits. The Compensation Committee reviews annually the levels of personal benefits provided to the executives. Medical and dental insurance is provided to each executive, along with all other eligible employees, subject to the same terms and conditions, including premium payments that apply to all other eligible employees. Life and disability insurance is provided to each executive at no cost to the executive. All such welfare benefits terminate at the time each executive is no longer employed with the Company or as otherwise provided in the applicable employment agreement (except as otherwise required by continuation coverage laws).

Employment Agreements

Amended and Restated CEO Employment Agreement

On February 16, 2018, the Board approved the Amended and Restated 2015 Executive Employment Agreement with Mr. Karkus (the “CEO Employment Agreement”), which became effective February 23, 2018 (the “Effective Date”), subject to stockholder approval, which was subsequently attained at the Company’s 2018 Annual Meeting of Stockholders held on April 12, 2018.

Under the CEO Employment Agreement, Mr. Karkus’ current base salary is $675,000 per annum. Mr. Karkus is eligible to receive a bonus in the sole discretion of the Compensation Committee, and is also eligible to receive regular benefits routinely provided to senior executives of the Company.

Under the terms of the CEO Employment Agreement, in the event of a termination of Mr. Karkus’ employment by the Company for “Cause” or due to his voluntary resignation without a “Good Reason” (as such terms are defined in the CEO Employment Agreement) (each an “Ineligible Termination”), no severance benefits will become payable to Mr. Karkus. If, however, Mr. Karkus’ employment is terminated by the Company for any reason other than termination for Cause or due to his voluntary resignation without Good Reason, then Mr. Karkus will be entitled to receive the benefits and payments set forth below.

Under the terms of the CEO Employment Agreement, Mr. Karkus is eligible to receive the following benefits and cash payments in the event of a termination of employment other than an Ineligible Termination:

●	A cash severance payment equal to 2.5 times his then current base salary (i.e., 250% of his then current base salary). Such cash severance payment will be paid as follows: (x) one-half of the cash severance payment will be paid in a lump sum within five business days following the effective date of the termination; and (y) the remaining one-half of the cash severance payment will be paid in 12 equal, consecutive, monthly installments commencing on the first business day of the month following the effective date of the termination; and

●	All of his outstanding and unvested stock options and/or restricted stock will automatically vest concurrently upon such termination of employment, regardless of any prior existing vesting schedules.

If Mr. Karkus’s employment terminates by reason of his death or disability, then the cash payments described above under will be paid only to the extent of the proceeds payable to the Company through a “key man” life, disability or similar insurance relating to the death or disability of Mr. Karkus.

In the event that Mr. Karkus has received a cash payment described above in connection with his termination of employment and it is determined that his employment termination was in connection with a Change in Control (as defined in the CEO Employment Agreement), then Mr. Karkus will be entitled to receive an additional payment as described below, less the amount of payments previously received in connection with the termination of employment.

In the event Mr. Karkus’ employment terminates due to a reason other than an Ineligible Termination, death or disability, and if such termination occurs within (i) 18 months following a Change in Control, or (ii) prior to a Change in Control but in contemplation of a Change in Control and the Change in Control actually occurs, then, in lieu of the cash payments described above, he will instead receive a one-time payment in cash equal to $2,500,000. In addition, in such event, all of Mr. Karkus’ stock options and/or restricted stock will automatically vest concurrently upon such termination of employment, regardless of any prior existing vesting schedule.

The involuntary termination of Mr. Karkus’ employment due to a reason other than an Ineligible Termination, death or disability within 180 days preceding a Change in Control will be deemed to have been a termination of employment in contemplation of a Change in Control. In determining whether a termination of Mr. Karkus’ employment occurring more than 180 days preceding a Change in Control (due to a reason other than an Ineligible Termination, death or disability) constitutes a termination of employment in contemplation of a Change in Control, the court or other tribunal making such determination will consider the totality of facts and circumstances surrounding such termination of employment.

In addition, Mr. Karkus, and his eligible dependents, will be entitled to Company-paid COBRA continuation coverage premiums under the Company’s welfare plans, for a period of up to 18 months. Notwithstanding the above, if a termination of employment occurs as a result of death or disability, then any cash severance payment will only be made to the extent that the proceeds are payable to the Company through a “key man” life, disability or similar insurance policy.

No Excise Tax Gross-Up

The CEO Employment Agreement does not provide for tax reimbursement payments or gross-ups related to any change in control. Under the terms of his CEO Employment Agreement, if any payments payable or benefits provided to Mr. Karkus become subject to the excise tax imposed by Section 4999 of the Internal Revenue Code or to any similar tax imposed by state or local law, then the aggregate amount of payments payable to Mr. Karkus will be reduced to the aggregate amount of payments that could be made without incurring such excise tax, provided that such reduction will only be imposed if the aggregate after-tax value of the payments retained by Mr. Karkus (after giving effect to such reduction) is equal to or greater than the aggregate after-tax value (after giving effect to the excise tax) of the payments without any such reduction.

Clawback Provision

The CEO Employment Agreement includes a clawback provision. In the event the following events occur:

●	a mandatory restatement of the Company’s financial results occurs while the Company remains publicly traded and is attributable to misconduct or wrongdoing by Mr. Karkus;

●	Mr. Karkus received a payment of a cash bonus or was issued any Company shares as a bonus within three years preceding the mandatory restatement; and

●	the amount of such cash bonus or share grant was calculated and awarded pursuant to a specific financial formula, and the cash bonus or share grant would have been diminished based on the restated financial results had the financial formula been applied using the restated financial results;

then Mr. Karkus will be required to remit to the Company the amount by which the original cash bonus or share grant would have been diminished, net of taxes originally paid. However, if the net effect of the restatement is effectively neutral to the Company over the applicable time periods, then no clawback amount will be due from Mr. Karkus.

Compensation Arrangement with Robert A. Morse

Mr. Morse received an annual base salary of $220,000 in 2022 and from January 2023 through April 2023 for his role as Controller. He received an annual base salary of $275,000 from April 2023 through December 2023 for his service as Chief Financial Officer. In 2023, he was also eligible to receive a bonus and equity awards in the sole discretion of the Compensation Committee, as well as regular benefits routinely provided to other senior executives of the Company.

Compensation Arrangement with Monica Brady

Ms. Brady received an annual base salary of $200,000 for 2023 and 2022. She was also eligible to receive a bonus and equity awards in the sole discretion of the Compensation Committee, as well as regular benefits routinely provided to other senior executives of the Company.

Employment Agreement with Mr. White

Under the terms of his employment agreement with the Company, Mr. White received an annual base salary of $350,000 (subject to adjustment from time to time). He was also be entitled to receive a minimum annual bonus for calendar year 2022 in a gross amount equal to $50,000, provided that he was actively employed by the Company and in good standing, without having received from or tendered to the Company notice of an anticipated termination (for any reason). Mr. White was also eligible to participate in all benefit plans of the Company that are generally available to similarly-situated employees of the Company. His employment agreement contained customary non-competition, non-solicitation and confidentiality clauses.

Inducement Award to Mr. White

As an inducement to his employment as Chief Financial Officer of the Company, Mr. White received a stock option (the “White Option Award”) to purchase up to 400,000 shares of the Company’s common stock. The White Option Award was made in accordance with the employment inducement award exemption provided by Nasdaq Rule 5635(c)(4) and was therefore not awarded under the Company’s 2022 Plan. The White Option Award, when granted, was scheduled to vest over a four year period, with 12.5% vesting every six months following the date his employment commenced (which was May 9, 2022), and contingent upon the commencement of his employment and continued service through each vesting date. The options had an exercise price of $6.74 per share, the closing price of the Company’s common stock on May 9, 2022, with a term of seven years. The White Option Award was forfeited on October 4, 2022 in connection with Mr. White’s resignation.

White Separation Agreement and Release

In connection with his resignation, on October 4, 2022, the Company entered into a Separation Agreement and Release with Mr. White, pursuant to which he received a separation payment of $10,000. Under the terms of the agreement, Mr. White agreed to serve as a consultant to the Company through December 31, 2023, for which he received $90,000. Pursuant to the terms of the Separation Agreement and Release, Mr. White forfeited all rights to the White Option Award.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers for the last completed fiscal year of December 31, 2023, as of December 31, 2023.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Ted Karkus	100,000	(1)	400,000	(1)	9.00	4/4/2030
Robert Morse	25,000	(2)	25,000	(2)	12.01	7/20/2029
	10,000	(3)	40,000	(3)	9.00	4/4/2030
Monica Brady (4)	-		-		-	-

(1)	Award of 500,000 options was granted on April 4, 2023 was scheduled to vest in 5 equal annual installments beginning on April 4, 2023, subject to Mr. Karkus continued service through each vesting date.
(2)	Award of 50,000 options was granted on October 9, 2022 was scheduled to vest in 4 equal annual installments beginning on October 9, 2022, subject to Mr. Morse continued service as an employee of the Company through each vesting date.
(3)	Award of 50,000 options was granted on April 4, 2023 was scheduled to vest in 5 equal annual installments beginning on April 4, 2023, subject to Mr. Mr. Morse continued service as an employee of the Company through each vesting date.
(4)	As of December 31, 2023, Ms. Brady had no outstanding or exercisable options.

Pay Versus Performance

The following table reports the compensation of our Principal Executive Officer (the “PEO”) and the average compensation of the other named executive officers for the respective fiscal year (“Other NEOs”) as reported in the Summary Compensation Table for the past three fiscal years as provided in this Amendment and the Company’s proxy statement as filed with the SEC on April 27, 2023, as well as their “compensation actually paid” as calculated pursuant to recently adopted SEC rules and certain performance measures required by the rules.

Year	Summary Compensation Table Total for PEO(1) ($)	Compensation Actually Paid to CEO(3)(4) ($)	Average Summary Compensation Table Total for Other NEOs(2) ($)	Average Compensation Actually Paid to Other NEOs(3)(4) ($)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return(5) ($)	Net Income ($ in thousands)
2023	3,367,200	1,922,200	278,580	134,080	44.34	(16,782)
2022	902,200	902,200	1,050,095	237,724	157.14	18,463
2021	941,400	959,937	233,911	289,161	78.28	6,273

(1)	The amounts reflect the Summary Compensation Table total compensation for Ted Karkus, our PEO for each of the years listed.

(2)	For 2023, the amount reflects the Summary Compensation Table average compensation total for Robert Morse, our former Chief Financial Officer, and for Monica Brady, our former Chief Accounting Officer. For 2022, the amount reflects the Summary Compensation Table compensation total for Monica Brady, our former Chief Accounting Officer, and Bill White, our former Chief Financial Officer, who were the Other NEOs for 2022. For 2021, the amount reflects the Summary Compensation Table average compensation total for Monica Brady, our former Chief Accounting Officer (who also served as Chief Financial Officer during 2021), who was the Other NEO for 2021.

(3)	The amounts shown for Compensation Actually Paid to our PEO and Average Compensation Actually Paid to the Other NEOs have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by such persons. These amounts reflect total compensation as set forth in the Summary Compensation Table above for each year, adjusted as described in footnote 4 below.

(4)	Compensation Actually Paid reflects the exclusions and inclusions from the Summary Compensation Table total for our PEO and Other NEOs as set forth below. Amounts excluded, which are set forth in the Exclusion of Stock Awards columns in each of the PEO Compensation Actually Paid and the Other NEOs Compensation Actually Paid tables below in this footnote (4), are the aggregate of the amounts shown in the “Stock Awards” columns from the Summary Compensation Table. Amounts included, which are set forth in the Inclusion of Equity Award Adjustments column in each of such tables below in this footnote (4), are the aggregate of the following components:

(i)	Add the fair value as of the end of the year of all unvested stock awards granted in such year;

(ii)	Add the change in fair value (if positive, or subtract if negative) as of the end of the covered year (from the end of the prior year) of stock awards granted in any prior year that remained outstanding and unvested at the end of the current year; and

(iii)	Add the change in fair value (if positive, or subtract if negative) as of the vesting date (from the end of the prior year) of stock awards granted in any prior year that vested during the covered year.

Equity values are calculated in accordance with FASB ASC Topic 718. The following types of equity award adjustments were not applicable to Company equity awards, as such events did not occur: (i) adjustments for awards that are granted in the covered year and are outstanding and unvested as of the end of the covered year, (ii) adjustments for awards that are granted and vest in the same covered year, (iii) adjustments for awards granted in prior years that were forfeited or failed to meet the applicable vesting conditions during the covered year, and (iv) adjustments for the dollar value of any dividends or other earnings paid on equity awards in the covered year prior to the vesting date that are not otherwise included in the total compensation for the covered year.

(5)	This column shows Total Shareholder Return (“TSR”) on a cumulative basis for each year of the three-year period from 202 through 2023. Dollar values assume $100 was invested for the cumulative period from December 31, 2020 through December 31, 2023 in the Company. Historical performance is not necessarily indicative of future stock performance.

PEO Compensation Actually Paid

Year	Summary Compensation Table Total for PEO ($)	Exclusion Of Option Awards ($)	Inclusion Of Option Award Adjustments ($)(a)	Compensation Actually Paid To PEO ($)
2023	3,367,200	2,465,000	1,020,000	1,922,200
2022	902,200	—	—	902,200
2021	941,400	—	18,537	959,937

(a)	The components of the amounts shown in this column for our PEO are set forth in the table below:

Year	Change in Value* of Prior Years’ Awards Unvested in Applicable Year (at Year-End) ($)	Change in Value* of Prior Years’ Awards that Vested in Applicable Year, at Vesting Date ($)	Total Option Award Adjustments ($)
2023	—	—	—
2022	—	—	—
2021	—	18,537	18,537

*The change in value for each award is measured from the value at the end of the prior year.

Equity Valuations: Stock option grant date fair values are calculated based on the Black-Scholes option pricing model as of date of grant. Adjustments have been made using stock option fair values as of each measurement date using the stock price as of the measurement date and updated assumptions (i.e., term, volatility, dividend yield, risk free rates) as of the measurement date.

Other NEOs Compensation Actually Paid

Year	Average Summary Compensation Table Total for Other NEOs ($)	Exclusion Of Option Awards ($)	Inclusion Of Option Award Adjustments ($)(a)	Compensation Actually Paid To Other NEOs ($)
2023	278,580	246,500	102,000	134,080
2022	1,050,095	820,000	7,629	237,724
2021	233,911	-	55,250	289,161

(a)	The components of the amounts shown in this column for our Other NEOs are set forth in the table below:

Year	Change in Value* of Prior Years’ Awards Unvested in Applicable Year (at Year-End) ($)	Change in Value* of Prior Years’ Awards that Vested in Applicable Year, at Vesting Date ($)	Total Stock Award Adjustments ($)
2023	—	—	—
2022	2,813	4,816	7,629
2021	23,875	31,375	55,250

*The change in value for each award is measured from the value at the end of the prior year.

Equity Valuations: Stock option grant date fair values are calculated based on the Black-Scholes option pricing model as of date of grant. Adjustments have been made using stock option fair values as of each measurement date using the stock price as of the measurement date and updated assumptions (i.e., term, volatility, dividend yield, risk free rates) as of the measurement date.

Pay for Performance Relationship

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table above.

Compensation Actually Paid and Company TSR

The graph below shows the relationship between (1) compensation actually paid to our PEO and the average of the compensation actually paid to our other NEOs and (2) our cumulative TSR, over the three fiscal years ending December 31, 2023.

Compensation Actually Paid and Net Loss

The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to the Other NEOs and net loss attributable to the Company over the three fiscal years ending December 31, 2023, as reported in the Company consolidated financial statements.

Director Compensation for 2023

In setting director compensation, the Board considers the significant amount of time that directors expend in fulfilling their duties to the Company. Only non-employee directors are entitled to compensation for Board service.

For the period beginning July 1, 2022 and ending June 30, 2023 (the “2022 Director Period”), our non-employee directors were entitled to receive, at their election, either:

●	a $35,000 annual cash service retainer (to be paid in quarterly installments beginning September 30, 2022); and

●	a stock option to purchase 40,000 shares of the Company’s common stock with an exercise price of $12.92 per share (the closing price of the Company’s common stock on the grant date); vesting in four equal quarterly installments of 10,000 shares over one year, with the first quarterly installment vesting on September 30, 2022 and each additional installment vesting quarterly thereafter, subject to the director’s continued service with the Company on each such vesting date.

For the period beginning July 1, 2023 and ending June 30, 2024 (the “2023 Director Period”), our non-employee directors are entitled to receive:

●	a $35,000 annual cash service retainer (to be paid in quarterly installments beginning September 30, 2023); and

●	a stock option to purchase 40,000 shares of the Company’s common stock with an exercise price of $7.31 per share (the closing price of the Company’s common stock on the grant date); vesting in four equal quarterly installments of 10,000 shares over one year, with the first quarterly installment vesting on September 30, 2023 and each additional installment vesting quarterly thereafter, subject to the director’s continued service with the Company on each such vesting date.

Stock options granted under the director compensation program are granted under the Company’s Amended and Restated 2022 Directors’ Equity Compensation Plan (the “2022 Directors’ Plan”) with an exercise price equal to the Fair Market Value (as such term is defined in the 2022 Directors’ Plan) of our common stock on the date of grant.

We reimburse each non-employee member of our Board for out-of-pocket expenses incurred in connection with attending Board and committee meetings. Non-employee directors do not participate in any nonqualified deferred compensation plan and we do not pay any life insurance policies for the directors.

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	Total ($)
Jason Barr	35,000	188,000	223,000
Louis Gleckel, MD	35,000	188,000	223,000
Warren Hirsch	35,000	188,000	223,000

(1)	Our employee directors do not receive director fees. Accordingly, Mr. Ted Karkus is not entitled to, and did not receive, any compensation for his service on the Board in 2023.
(2)	For each of the non-employee directors, this amount relates to a stock option to purchase 40,000 shares of the Company’s common stock granted to each of the non-employee directors on June 16, 2023 for the 2022 Director Period. The amounts reported represent the aggregate grant date fair value of the option awards granted to the non-employee directors in July 2023, determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the option award granted, see Note 7 “Stockholders’ Equity” to the financial statements included in our 2023 Annual Report.

As of December 31, 2023, Mr. Barr held options to purchase an aggregate of 230,000 shares of common stock; Dr. Gleckel held options to purchase an aggregate of 280,000 shares of common stock; and Mr. Hirsch held options to purchase an aggregate of 180,000 shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of April 19, 2024 by (a) each person known to the Company to own more than 5% of the outstanding shares of our common stock, (b) each director of the Company, (c) the named executive officers for the last completed fiscal year of December 31, 2023 and (d) all current directors and executive officers as a group as of April 19, 2024. Unless otherwise indicated, the address of each person or entity listed below is the Company’s principal executive office.

Name of Beneficial Owners	Common Stock Beneficially Owned(1)	Percent of Class (%)(2)
Officers and Directors
Ted Karkus(3)	3,215,329	16.7%
Monica Brady	—	—
Robert Morse(4)	35,000	*
Jason Barr(5)	234,020	1.2%
Louis Gleckel, MD(6)	373,840	1.9%
Warren Hirsch(7)	170,000	*
All Current Directors and Executive Officers (5 persons)(8)	4,135,689	20.6%

* Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 (“Rule 13d-3”) under the Exchange Act, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power.

(2)	The percentage of class is calculated in accordance with Rule 13d-3 based on 19,078,529 shares outstanding on April 19, 2024. Shares of common stock that a person has the right to acquire within 60 calendar days of April 19, 2024 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group.

(3)	Includes 138,600 shares held by Mr. Karkus’ son who resides with him and for which Mr. Karkus may be deemed the beneficial owner.

(4)	Includes options to purchase 35,000 shares that are vested or will vest within 60 days of April 19, 2024.

(5)	Includes options to purchase 220,000 shares that are vested or will vest within 60 days of April 19, 2024.

(6)	Includes options to purchase 270,000 shares that are vested or will vest within 60 days of April 19, 2024.

(7)	Includes options to purchase 170,000 shares that are vested or will vest within 60 days of April 19, 2024.

(8)	Includes beneficial ownership of Ted Karkus, Jason Barr, Louis Gleckel, MD, Warren Hirsch, and Jed Latkin and options to purchase 673,100 shares that are vested or will vest within 60 days of April 19, 2024.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of common stock that may be issued under our equity compensation plans issued as of December 31, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)(3)	2,286,124	$7.59	1,093,285
Equity compensation plans not approved by security holders(4)	665,126	$6.29	210,000
Total

(1)	At December 31, 2023, there were 2,286,124 shares of our common stock issuable pursuant to stock options outstanding under the 2022 Plan. At December 31, 2023, there were 1,093,285 shares of common stock that were available for issuance pursuant to the 2022 Plan.

(2)	At December 31, 2023, there were 665,126 shares of our common stock issuable pursuant to stock options outstanding under the 2022 Directors’ Plan. At December 31, 2023, there were 210,000 shares of common stock that were available for issuance pursuant to the 2022 Directors Plan.

(3)	At December 31, 2023, no stock options were outstanding under the 2018 Stock Incentive Plan. At December 31, 2023, there were no shares of common stock that were available for issuance pursuant to the 2018 Stock Incentive Plan.

(4)	Represents the number of shares of our common stock underlying stock option awards granted as inducements material to employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) and outstanding as of December 31, 2023.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

In accordance with the terms of the charter of our Audit Committee, the Audit Committee must review and approve the terms and conditions of all related party transactions. “Related party transactions,” as described in Item 404(a) of Regulation S-K promulgated by the SEC generally refer to any transaction, arrangement or other relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds the lesser of (i) $120,000 and (ii) one percent (1%) of the average of our total assets at year-end for the prior two fiscal years (which was approximately $89.8 million), and in which any director, executive officer or holder of more than five percent (5%) of our voting securities (or affiliates or immediate family members of such persons) had or will have a material interest.

Since January 1, 2023, there have been no related party transactions except as described below.

Jason Karkus, President of Nebula Genomics, a wholly-owned subsidiary of the Company, since January 2024, and prior to that Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, Inc., a wholly-owned subsidiary of the Company, is the son of Ted Karkus, our Chairman and Chief Executive Officer. For 2023, Mr. Jason Karkus received an annual base salary of $200,000, a bonus of $300,000 for his significant contributions related to the growth of ProPhase Diagnostics, Inc., a $7,800 vehicle allowance, and a $20,800 matching contribution in the Company’s 401(k) defined contribution plan. He also received stock options with a value of $150,000 that vest in four equal installments starting on the grant date. The compensation paid to Mr. Karkus was approved by the Company’s compensation committee and audit committee.

Director Independence

As required by Nasdaq listing standards, a majority of the members of our Board must qualify as “independent,” as affirmatively determined by our Board. Our Board consults with our legal counsel to ensure that its determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the applicable Nasdaq listing standards.

Based on these standards, upon the recommendation of our Nominating and Corporate Governance Committee, the Board has affirmatively determined that each of our current non-employee directors is “independent,” as defined by the applicable listing standards of Nasdaq. Thus, three of our four current directors are independent under the listing standards of Nasdaq. Mr. Karkus is not considered independent because he is an employee of the Company.

Item 14.	Principal Accountant Fees and Services

The table set forth below lists the fees billed to the Company by Morison Cogen LLP, the Company’s current principal accountant for 2023 and 2022 and Marcum LLP, the Company’s former principal accountant, for the first quarter of 2022, as described below.

Description	2023	2022
Audit fees(1)	$271,000	$66,000
Audit-related fees(2)	75,400	60,354
Tax fees	—	—
All other fees	—	—
Total	$346,000	$126,354

(1)	Audit fees consist of fees related to the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees consist of fees related to comfort letter procedures and the provision of an audit opinion given in connection with our transition of auditors. For 2023, the $75,400 in fees billed were billed by Marcum who merged with Friedman LLP in September of 2022.

The Audit Committee reviews and pre-approves all audit and non-audit services to be provided by the independent auditor (other than with respect to the de minimis exceptions permitted under applicable law). This duty may be delegated to one or more designated members of the Audit Committee with any such pre-approval reported to the Audit Committee at its next regularly scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.

See Index to Financial Statements, which appear on the Original 10-K. The consolidated financial statements listed in the accompanying Index to Financial Statements are filed therewith in response to this Item.

(a)(2) Financial Statement Schedules.

All schedules have been omitted because they are not required or because the required information is given in the consolidated financial statements or Notes thereto set forth under Item 8 above.

(a)(3) Exhibits

Exhibit	Description
2.1†+	Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and Prophase Labs, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).
3.1	Certificate of Incorporation of the Company, (incorporated by reference to Exhibit 3.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 19, 2015).
3.2	Amended and Restated Bylaws of the Company (as of March 26, 2024) (incorporated by reference to Exhibit 3.2 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
3.2.1	Amended and Restated Bylaws of the Company (as of March 26, 2024, marked to show changes) (incorporated by reference to Exhibit 3.2.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of Form 10-KSB/A (File No. 000-21617) filed on April 4, 1997).
4.2	Description of Common Stock (incorporated by reference to Exhibit 4.3 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 26, 2020).
10.1	Form of Indemnification Agreement between the Company and each of its Officers and Directors, dated August 19, 2009 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 19, 2009).
10.2*	Amended and Restated 2022 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023).
10.3*	Amended and Restated 2022 Directors’ Equity Compensation Plan (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on June 20, 2023).
10.4*	Form of Non-Qualified Stock Option Agreement pursuant to 2022 Equity Compensation Plan
10.5*	Form of Incentive Stock Option Agreement pursuant to 2022 Equity Compensation Plan
10.6*	Form of Option Agreement pursuant to 2022 Directors’ Equity Compensation Plan

10.7*	Amended and Restated 2015 Executive Employment Agreement with Ted Karkus, effective February 23, 2018 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on April 16, 2018).
10.8	Lease agreement by and among ProPhase Diagnostics, Inc., BRG Office L.L.C. and Unit 2 Associates L.L.C. for the corporate headquarters and diagnostic lab facility located at 711 Stewart Avenue, Garden City, NY 11530 (incorporated by reference to Exhibit 10.18 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 31, 2021).
10.9	Sales Agreement, dated December 28, 2021, between ProPhase Labs, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on December 29, 2021).
10.10	Lease Agreement by and between ProPhase Diagnostics, Inc. and BRG Office L.L.C. and Unit 2 Associates L.L.C., as tenants in common, dated June 10, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on June 13, 2022).
10.11	Guaranty dated June 10, 2022 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on June 13, 2022).
10.12	First Amendment of Lease, dated June 10, 2022, by and between ProPhase Diagnostics, Inc. and BRG Office L.L.C. and Unit 2 Associates L.L.C., as tenants in common (incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K (File No. 000-21617) filed on June 13, 2022).
10.13	License Agreement by and between ProPhase BioPharma, Inc. and Global BioLife, Inc., dated July 19, 2022 (effective as of July 18, 2022) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on July 21, 2022)
10.14	Asset Purchase Agreement by and among Stella Diagnostics Inc., Stella DX, LLC and ProPhase Labs, Inc., dated December 15, 2022 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on December 20, 2022).
10.15	Unsecured Promissory Note and Guaranty issued to JXVII Trust, dated January 26, 2023 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2023).
10.16	Common Stock Purchase Warrant issued to JXVII Trust, dated January 27, 2023 (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2023).
10.17*†	Latkin Offer Letter, dated as of December 28, 2023, by and between the Company and Jed A. Latkin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 4, 2024.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
21.1	Subsidiaries of ProPhase Labs, Inc. (incorporated by reference to Exhibit 21.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
24.1	Power of Attorney (included on signature page).
23.1	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Finance Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
32.2	Certification of the Principal Finance Officer and Principal Accounting Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.2 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).

97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
101 INS**	Inline XBRL Instance Document
101 SCH**	Inline XBRL Taxonomy Extension Schema Document
101 CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104**	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Dated: April 29, 2024

PROPHASE LABS, INC.

By:	/s/ Ted Karkus
Ted Karkus, Chairman of the Board, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted Karkus. and Jed Latkin, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this Amendment No. 1 on Form 10-K/A, and to file any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	April 29, 2024
Ted Karkus	(Principal Executive Officer)

/s/ Jed Latkin	Chief Operating Officer	April 29, 2024
Jed Latkin	(Principal Financial Officer)

/s/ Jason Barr	Director	April 29, 2024
Jason Barr

/s/ Louis Gleckel	Director	April 29, 2024
Louis Gleckel

/s/ Warren Hirsch	Director	April 29, 2024
Warren Hirsch

