Form 10-Q
period 2024-03-31
ProPhase Labs, Inc.
filed 2024-05-10
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission file number 000-21617
ProPhase Labs, Inc.
(Exact name of registrant as specified in its charter)

Delaware	23-2577138
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Stewart Ave, Suite 200
Garden City, New York	11530
(Address of principal executive office)	(Zip Code)
(215) 345-0919
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0005	PRPH	Nasdaq Capital Market
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of May 6, 2024
Common Stock, $0.0005 par value	19,078,529

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,175	$1,609
Restricted cash	561	540
Marketable debt securities, available for sale	58	3,127
Accounts receivable, net	35,116	36,313
Inventory, net	3,758	3,841
Prepaid expenses and other current assets	4,377	2,155
Total current assets	45,045	47,585

Property, plant and equipment, net	12,797	12,898
Prepaid expenses, net of current portion	732	832
Operating lease right-of-use asset, net	4,462	4,572
Intangible assets, net	11,687	12,333
Goodwill	5,231	5,231
Deferred tax asset	9,762	7,313
Other assets	316	1,163
TOTAL ASSETS	$90,032	$91,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$11,759	$9,383
Accrued diagnostic services	268	314
Accrued advertising and other allowances	8	24
Finance lease liabilities	1,840	1,840
Operating lease liabilities	959	953
Short-term loan payable, net of discount of $396	2,381	—
Deferred revenue	1,630	2,382
Income tax payable	3,005	3,278
Other current liabilities	2,057	2,683
Total current liabilities	23,907	20,857

Non-current liabilities:
Secured long-term debt, net of discount of $334 and $340	2,926	2,924
Unsecured promissory notes, net of discount of $232 and $266	7,368	7,334
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	1,100	1,100

Operating lease liabilities, net of current portion	4,122	4,237
Finance lease liabilities, net of current portion	3,742	4,092
Total non-current liabilities	21,258	21,687
Total liabilities	45,165	42,544

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 18,045,029 and 18,045,029 shares outstanding, respectively	18	18
Additional paid-in capital	120,283	118,694
Accumulated deficit	(11,294)	(5,029)
Treasury stock, at cost, 18,940,967 and 18,940,967 shares, respectively	(64,000)	(64,000)
Accumulated other comprehensive loss	(140)	(300)
Total stockholders’ equity	44,867	49,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,032	$91,927
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Revenues, net	$3,634	$19,303
Cost of revenues	4,067	8,783
Gross (loss) profit	(433)	10,520

Operating expenses:
Diagnostic expenses	—	1,203
General and administration	7,593	8,298
Research and development	272	144
Total operating expenses	7,865	9,645
(Loss) Income from operations	(8,298)	875

Interest income, net	—	11
Interest expense	(515)	(215)
Other expense	(18)	(107)
(Loss) Income from operations before income taxes	(8,831)	564
Income tax benefit (expense)	2,566	(14)
(Loss) income from operations after income taxes	(6,265)	550
Net (loss) income	$(6,265)	$550

Other comprehensive income (loss):
Unrealized gain (loss) on marketable debt securities	160	(665)
Total comprehensive loss	$(6,105)	$(115)

Earnings (loss) per share:
Basic	$(0.35)	$0.03
Diluted	$(0.35)	$0.03

Weighted average common shares outstanding:
Basic	18,045	16,748
Diluted	18,045	18,061
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	18,045,029	$18	$118,694	$(5,029)	$(64,000)	$(300)	$49,383
Unrealized loss on marketable debt securities	—	—	—	—	—	160	160
Stock-based compensation (including $910 in prepaid expense)	—	—	1,589	—	—	—	1,589
Net loss	—	—	—	(6,265)	—	—	(6,265)
Balance as of March 31, 2024	18,045,029	$18	$120,283	$(11,294)	$(64,000)	$(140)	$44,867

	For the Three Months Ended March 31, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of January 1, 2023	16,210,776	$16	$109,138	$11,753	$(58,033)	$757	$63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchases of common shares	(63,616)	—	—	—	(541)	—	(541)
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(5,379)	—	(5,379)
Unrealized loss on marketable debt securities	—	—	—	—	—	(665)	(665)
Stock-based compensation	—	—	947	—	—	—	947
Net income	—	—	—	550	—	—	550
Balance as of March 31, 2023	16,851,041	$17	$111,482	$12,303	$(63,953)	$92	$59,941
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net (loss) income	$(6,265)	$550
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	18	107
Depreciation and amortization	1,686	1,292
Amortization of debt discount	146	20
Amortization on operating lease right-of-use assets	110	85
Stock-based compensation expense	1,589	947
Accounts receivable allowances	—	(147)
Credit loss expense, direct write-off	—	230
Inventory reserve	(69)	1
Changes in operating assets and liabilities:
Accounts receivable	1,197	(864)
Inventory	152	(336)
Prepaid expenses and other current assets	(2,122)	(2,107)
Deferred tax asset	(2,612)	(96)
Other assets	847	—
Accounts payable and accrued expenses	2,376	(2,661)
Accrued diagnostic services	(46)	(656)
Accrued advertising and other allowances	(16)	52
Deferred revenue	(752)	443
Operating lease liabilities	(459)	(80)
Income tax payable	(273)	(341)
Other liabilities	(626)	4,037
Net cash (used in) provided by operating activities	(5,119)	476

Cash flows from investing activities
Business acquisitions, escrow received	—	478
Asset acquisitions, net of cash acquired	—	(2,904)
Proceeds from sales of marketable securities	3,374	1,291
Capital expenditures	(939)	(517)
Net cash provided by (used in) investing activities	2,435	(1,652)

Cash flows from financing activities
Proceeds from issuance of note payable	2,460	7,600
Repurchases of common shares	—	(541)
Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	—	(5,379)
Repayment of note payable	(189)	—

Net cash provided by financing activities	2,271	1,680

(Decrease) increase in cash, cash equivalents and restricted cash	(413)	504
Cash, cash equivalents and restricted cash at the beginning of the period	2,149	9,109
Cash, cash equivalents and restricted cash at the end of the period	$1,736	$9,613

Supplemental disclosures:
Cash paid for income taxes	$318	$1,500
Interest payment on the promissory notes	$642	$203

Supplemental disclosure of non-cash investing and financing activities:
Financed capital expenditures	$—	$1,623
Common stock issued in asset acquisition	$—	$1,000
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

In October 2020, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million, and began offering COVID-19 diagnostic tests through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. ("ProPhase Diagnostics") in December 2020. Also in December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021. We offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction testing for COVID-19 and Influenza A and B through ProPhase Diagnostics, as well as rapid antigen and antibody/immunity testing for COVID-19. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.

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

The Company's wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”), was formed in June 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds currently include Equivir (a OTC, dietary supplement candidate) and Equivir G (prescription drug candidate), two broad-based anti-virals, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus kinase inhibitors. The Company also own the exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property assets.
In connection with the activities of PBIO, in January 2023, the Company acquired exclusive rights to BE-Smart Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property assets. The BE-Smart test is focused on the early detection of esophageal cancer, and is intended to provide health care providers and patients with data to help determine treatment options. The development of these novel drugs and compounds is highly dependent on how each performs during the testing and development stage, the demand for these product and services once entered into the marketplace, our marketing and service capabilities and our ability to comply with applicable regulatory requirements.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The Company's wholly owned subsidiary, Pharmaloz Real Estate Holdings, Inc. (“PREH”), was formed in November 2023, for the purpose to receive additional investment to expand its current facility. There were no operations for PREH as of March 31, 2024.

The Company continues to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of operating results that may be achieved over the course of the full year.
Use of Estimates
The preparation of condensed consolidated financial statements and the accompanying notes thereto, in conformity with GAAP, requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include revenue recognition and the impact of the variable consideration of diagnostic test reimbursement rates, the allowance for credit losses and billing errors, allowances, slow moving and/or dated inventory and associated provisions, the potential impairment of long-lived assets, stock based compensation valuations, income tax asset valuations and assumptions related to accrued advertising.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	As of March 31, 2024
	Level 1	Level 2	Level 3	Total
Corporate obligations	58	—	—	58
	$58	$—	$—	$58

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Corporate stock	$3,127	$—	$—	$3,127
	$3,127	$—	$—	$3,127
There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the three months ended March 31, 2024 and 2023.
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
Revenue Recognition and Accounts Receivable

The Company recognizes revenues in accordance with Financial Accounting Standards Board (“FASB”)’s Accounting Standards Codification ("ASC") 606, Revenues from Contracts with Customers. The Company recognizes revenue that represents the transfer of promised goods or services to customers at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. The Company recognizes revenue when performance obligations with our customers have been satisfied. At contract inception, we evaluate the contract to determine if revenue should be recognized using the following five steps: (1) identify the contract with the customer; (2) identify the performance obligations; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.
The Company carries its accounts receivable at cost less an allowance for credit losses. Allowances for credit losses are based upon the Company’s judgment regarding collectability. On a periodic basis, the Company evaluates its receivables and establish an allowance for credit losses, based on a history of past write-offs, collections, current credit conditions or generally accepted future trends in the industry and/or local economy. Accounts are written off as

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
uncollectible at the time we determine that collections are unlikely. The reserve is not intended to address return activity or disputed balances with ongoing customers, as this should be addressed in a reserve for credit memos with a corresponding charge to revenue.
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
Recently Issued Accounting Standards, Not Yet Adopted
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires an enhanced disclosure of significant segment expenses on an annual and interim basis. This guidance will be effective for the annual periods beginning the year ended December 31, 2024, and for interim periods beginning January 1, 2025. Early adoption is permitted. Upon adoption, the guidance should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.
Recently Issued Accounting Standards, Adopted
In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” ("ASU 2024-01"). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other topics of GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s condensed consolidated financial statements.

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

As consideration for the Stella Purchased Assets, at closing, the Company (i) paid to the Stella Sellers $3.5 million in cash, minus (a) the Secured Note Amount of $0.5 million, (b) the Liability Payoff Amount of $1.6 million and (c) the Promissory Note Payoff Amount of $0.4 million, and (ii) issued to Stella DX 100,000 shares of common stock, par value $0.0005 per share, of the Company at a value of $10.00 per share. Total consideration paid was $4.6 million. The Secured Note Amount of $0.5 million and the Promissory Note Payoff of $0.4 million were paid in 2022. The balance of the consideration was paid at closing on January 3, 2023.

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). Such stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin (as defined in the Stella Purchase Agreement) for such annual period.

The asset purchase does not qualify as a business combination under ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. In connection with the Stella Purchased Assets, the Company incurred $0.2 million in transaction costs, which were capitalized into the purchase price of the Stella Purchased Assets. The total purchase price for the Stella Purchased Assets was $6.8 million, which was allocated to the proprietary technology intangible asset acquired. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of five years.
Note 4 - Intangible Assets, Net
Intangible assets as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	19,101
Less: accumulated amortization	(7,414)	(6,768)
Total intangible assets, net	$11,687	$12,333

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Amortization expense for acquired intangible assets was $646,000 and $754,000 during the three months ended March 31, 2024 and 2023, respectively. The estimated future amortization expense of acquired intangible assets as of March 31, 2024 is as follows (in thousands):

Remaining periods in the year ended December 31, 2024	$1,937
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Thereafter	2,815
$11,687
Note 5 - Outstanding Debt
2024 Future Receipts Financing

On February 14, 2024 (the “Commencement Date”), the Company entered into an agreement of sale of future receipts (“Future Receipts Financing Agreement”) with Libertas Funding, LLC (“Libertas”) by which Libertas purchases from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $2.5 million, which was paid to the Company on February 16, 2024, net of $50,000 origination fee. The Future Receipts Financing Agreement requires twelve equal payments of $247,000 to be paid monthly for a total repayment of approximate $3.0 million (“Future Receipts”) over the term of the agreement. On February 14, 2024, the Company and Libertas executed an addendum to the Future Receipts Financing Agreement, pursuant to which the monthly payment term was revised to be $185,000 for the first two months and $259,000 for the remaining ten months. The Company has the right to pay to end this financing transaction early by repurchasing the Future Receipts sold to Libertas but not yet delivered. The repurchase price is equal to the discount factor ranging between 1.075-1.165 each month following the Commencement Date up to six months. This shall be multiplied by the purchase price unless amounts collected prior to the date in which the repurchase price is paid.

During the three months ended March 31, 2024, the Company recognized $106,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2024, the outstanding balance under the Future Receipts Financing Agreement was $2.4 million, net of debt discount of $396,000.
2023 Secured Mortgage Loan

On December 20, 2023, the Company's wholly-owned subsidiary PREH entered into an Open-End Mortgage Agreement (the "Mortgage Agreement"). The Mortgage provided for a loan of $3.3 million (the "Mortgage Loan") with stated maturity date on January 6, 2034, bore a fixed interest rate of 8.25% per annum and required monthly mortgage payments of principal and interest of $25,000. The obligations under the Mortgage Agreement were secured by PREH's certain real property in Pennsylvania. The Company incurred $341,000 issuance cost, which was recognized as a debt discount and will be amortized using the effective interest method over the term of the Mortgage Loan. The Company retains $561,000 and $540,000 cash in an escrow account which was recognized as a restricted cash on the Company's consolidated balance sheet as of March 31, 2024 and December 31, 2023, respectively.

2023 Unsecured Promissory Note Payable

On January 26, 2023, the Company issued an unsecured promissory note (the “JXVII Note”) and guaranty for an aggregate principal amount of $7.6 million to JXVII Trust ("JXVII"). The JXVII Note is due and payable on January 27, 2026, the third anniversary of the date on which the JXVII Note was funded (the “Note Closing Date”), and accrues interest at a rate of 10% per year from the Note Closing Date, payable on a quarterly basis, until the JXVII Note is repaid in full. The Company has the right to prepay the JXVII Note at any time after the Note Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to the note holder. Repayment of the JXVII Note has been guaranteed by the Company’s wholly-owned subsidiary, PMI. In addition to the JXVII Note, the Company issued warrants to purchase 76,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 year, vesting immediately. The warrants were valued at $400,000 fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 81.5%, risk free interest rate of 3.62% and expected warrant life of 5 years. The relative fair value of the warrant was

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
$380,000 and was recorded as a discount to the note payable in accordance with ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. As of March 31, 2024, the unpaid principal balance of the JXVII Note was $7.4 million, net of debt discount of $232,000.
Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2024 and December 31, 2023, no shares of preferred stock had been issued.
Common Stock Dividends
No dividends were declared during the three months ended March 31, 2024 or 2023.
Common Stock
Stock Repurchase Program
On March 15, 2023, the Company announced that its board of directors had approved a new stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over six-month period. This repurchase program expired on September 15, 2023. During the three months ended March 31, 2024, the Company did not make any common shares repurchase under this stock repurchase program. There were 63,616 shares repurchased under this new program at an aggregate purchase price of $0.5 million during the three months ended March 31, 2023.
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
During the three months ended March 31, 2024, there were 210,000 stock options issued under the 2022 Directors Plan. No shares were issued under the 2022 Directors' Plan during the three months ended March 31, 2023.
As of March 31, 2024, there were no shares of common stock available to be issued under the 2022 Directors’ Plan.
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
The 2022 Equity Compensation Plan
On May 9, 2022, the stockholders of the Company approved the 2022 Equity Compensation Plan (the “2022 Plan”) at the 2022 Annual Meeting. The 2022 Plan amended and restated the Company’s Amended and Restated 2010

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Equity Compensation Plan and provided for an increase in the number of shares reserved for issuance under the plan by 1,000,000 shares and for the adjustment of the per share exercise price of stock options granted under the 2022 Plan in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).
During the three months ended March 31, 2024 and 2023, there were 1,080,000 and 205,000 stock options issued under the 2022 Plan, respectively.
As of March 31, 2024, there were 302,035 shares of common stock available to be issued under the 2022 Plan.
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
The 2018 Stock Incentive Plan
On April 12, 2018, the Company's stockholders approved the 2018 Stock Incentive Plan (the “2018 Stock Plan”). The 2018 Stock Plan provides for the grant of incentive stock options to eligible employees of the Company, and for the grant of non-statutory stock options to eligible employees, directors and consultants. The 2018 Stock Plan provides that the total number of shares that may be issued pursuant to the 2018 Stock Plan is 2,300,000 shares. At April 12, 2018, all 2,300,000 shares had been granted in the form of stock options to Ted Karkus (the “CEO Option”), our Chief Executive Officer ("CEO").
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
During the three months ended March 31, 2024 and 2023, 0 and 1,100,000 and options were exercised, respectively, under the 2018 Stock Plan.
Inducement Option Awards
On January 1, 2024, the Company issued a non-qualified stock option to Jed A. Latkin, the Company's Chief Operational Officer (the “COO”), as an inducement to his employment with the Company, effective January 1, 2024 (the “COO Award”). The COO Award entitles the COO to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $6.00 per share. The COO Award vested 25% on the date of grant and the remaining portion will vest 25% per year for the next three years on each of the first three anniversaries of the commencement date of Mr. Latkin’s employment, subject to his continued service on each vesting date. The COO Award expires on the seventh anniversary of the grant date. The COO Award provides for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The grant date fair value of the COO Award was approximately $1.3 million.

No shares of common stock were issued by the Company upon the exercise of outstanding inducement option awards during the three months ended March 31, 2024 and 2023.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock option activity during the three months ended March 31, 2024, (in thousands, except per share data).

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2024	2,951	$7.30	4.8	$693
Granted	1,790	6.00	7.0	—
Forfeited	(289)	8.81	—	—
Outstanding as of March 31, 2024	4,452	$6.68	5.6	3,012
Options vested and exercisable	2,235	$6.43	4.7	2,290

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $6.47 for the Company’s common stock on March 31, 2024.
During the three months ended March 31, 2024, the Company granted options to purchase 1,790,000 shares of the Company’s common stock to various employees and consultants. The options grant date fair value was valued at $5.3 million during the three months ended March 31, 2024, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during the three months ended March 31, 2024 and 2023:

	For the three months ended
	March 31, 2024	March 31, 2023
Exercise price	$6.00	$6.84
Expected term (years)	4.5	4.3
Expected stock price volatility	79.6%	80.9%
Risk-free rate of interest	4.2%	3.8%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.
Stock Warrants
During the three months ended March 31, 2024, there were no warrants issued.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes warrant activity during the three months ended March 31, 2024 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2024	831	$11.16	1.9
Forfeited	(455)	12.83
Outstanding as of March 31, 2024	376	$9.13	3.9
Warrants vested and exercisable	376	$9.13	3.9
The Company recognized $1.6 million and $0.9 million of share-based compensation expense during the three months ended March 31, 2024 and 2023, respectively. The Company will recognize an aggregate of approximately $8.1 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 4.0 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2024 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2023. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of March 31, 2024 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
The Company’s effective tax rate for the three months ended March 31, 2024 is 28.66% and it is primarily driven by federal tax at 21%, state taxes at 0.40%, offset by permanent differences, the research and development credit and state deferred tax benefits.
Note 8 – Commitments and Contingencies
Manufacturing Agreement
The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan” in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”) in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement was to remain in effect until March 29, 2023 and is currently being negotiated for renewal. Thereafter, the Manufacturing Agreement could

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
be renewed by Nurya for up to four successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.
On November 15, 2022, the Company was notified by Nurya of its election to renew the Manufacturing agreement for one year. As a result, the Manufacturing Agreement remained in effect until March 29, 2024 and is currently in negotiation of extension.
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

Under the terms of Linebacker License Agreement, the Company is required to pay to Licensor a one-time upfront license fee of $50,000 within ten days of the Linebacker Effective Date and must pay an additional $900,000 following the achievement of a first Phase 3 study which may be required by United States Food and Drug Administration for the first Licensed Product and an additional $1.0 million upon the receipt of regulatory approval of a New Drug Application for the first Licensed Product.
During the term of the Linebacker License Agreement, the Company is also required to pay to Licensor 3% royalties on Net Revenue (as defined in the Linebacker License Agreement) of each Licensed Product, but no less than the minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses.
In connection with the Linebacker License Agreement, the Company has incurred minimal costs for the three months ended March 31, 2024 and 2023 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No clinical studies have begun under this agreement.
Equivir

In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences (“Vedic”), a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which is being conducted at eight sites. Vedic produced interim results in February of 2024 which showed enough data to continue the trial to completion. The trial is expected to be completed by the end of the forth quarter 2024.
BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test
In March 2023, and in connection with the asset acquisition of Stella, the Company announced a collaboration for the continued development of its BE-Smart Esophageal Pre-Cancer diagnostic screening test. The Company is pursuing

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
initial commercialization of the BE-Smart test as an LDT (Laboratory Developed Test) and RUO (Research Use Only) for the third quarter of 2025 with full commercialization backed by insurance expected by the third quarter of 2025.
In connection with the license agreement relating to BE-Smart License Agreement, the Company has incurred approximately $0.2 million in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023.. No clinical studies have begun under this agreement.
Litigation
In the normal course of our business, we may be named as a defendant in legal proceedings. It is our policy to vigorously defend litigation or to enter into a reasonable settlement where management deems it appropriate.
Note 9 – Leases
Operating Leases
New Jersey Laboratory Lease
On October 23, 2020, we completed the acquisition of CPM, which included the acquisition of a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey, which was owned by CPM (which is now known as ProPhase Diagnostics NJ, Inc.). The lease was renewed in February 2023, for an additional 36 months until February 2026. The monthly base rent remains the same at $5,500 per month. The lease renewal resulted in the recognition of an additional right-of-use asset and operating lease liability of $170,000, respectively in Fiscal 2023.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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
At March 31, 2024 and December 31, 2023, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.1 million and $5.2 million, respectively, and right of use assets of approximately $4.5 million and $4.6 million, respectively, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023
Operating leases:
Operating lease cost	$239	$204
Total operating lease cost	$239	$204
Finance leases:
Interest lease cost	$110	$—
Depreciation expense	180	—
Total finance lease expense	$290	$—

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023
Operating cash flows used in operating leases	$(238)	$(198)

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases (in years)	7.2	7.4
Weighted-average remaining lease term – finance leases (in years)	3.5	3.8
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	7.56%	7.56%
Finance lease asset (1)	$5,417	$5,809
(1) As of March 31, 2024 and December 31, 2023, the Company had recorded accumulated depreciation of approximately $1.2 million and $0.8 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.
Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	Operating Lease	Finance Lease	Total
Nine Months Ended December 31, 2024	714	1,380	2,094
Year Ended December 31, 2025	977	1,840	2,817
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Year Ended December 31, 2028	982	122	1,104
Thereafter	2,667	—	2,667
Total lease payments	7,236	6,370	13,606
Less present value discount	(2,155)	(788)	(2,943)
Total	$5,081	$5,582	$10,663
Note 10 - Segment Information
The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO, as Chief Operating Decision Maker, assesses performance and allocates resources across the organization. The operating segments are organized in a manner that depicts the difference in revenue generating synergies that include the separate processes, profit generation and growth of each segment. The diagnostic services segment provides COVID-19 diagnostic information services to a broad range of customers in the United States, including health plans, third party payers and government organizations. The consumer products segment is engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States and also provides personal genomics products and services. The unallocated corporate expenses mainly included professional fees associated with the public company.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a summary of segment information for three months ended March 31, 2024 and 2023 (amounts in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023
Net revenues
Diagnostic services	$—	$14,524
Consumer products	3,634	4,779
Consolidated net revenue	3,634	19,303
Cost of revenue
Diagnostic services	720	5,222
Consumer products	3,347	3,561
Consolidated cost of revenue	4,067	8,783
Depreciation and amortization expense
Diagnostic services	801	931
Consumer products	804	306
Total Depreciation and amortization expense	1,605	1,237
Operating and other expenses	6,793	8,719
Income (loss) from operations, before income taxes
Diagnostic services	(3,345)	4,397
Consumer products	(1,655)	(1,029)
Unallocated corporate	(3,831)	(2,804)
Total (loss) income from operations, before income taxes	(8,831)	564
Income tax benefit (expense)	2,566	(14)
Total (loss) income from operations, after income taxes	(6,265)	550
Net (loss) income	$(6,265)	$550
The following table is a summary of segment information as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
ASSETS
Diagnostic services	$42,296	$44,221
Consumer products	23,773	38,358
Unallocated corporate	23,963	9,348
Total assets	$90,032	$91,927
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023
Net (loss) income - basic	$(6,265)	$550
Interest on unsecured convertible promissory note	—	60
Net (loss) income - diluted	$(6,265)	$610

Weighted average shares outstanding - basic	18,045	16,748
Diluted shares- Stock Options	—	22
Diluted shares- Stock Warrants	—	1,051
Unsecured convertible promissory note	—	240
Weighted average shares outstanding - diluted	18,045	18,061
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended
Anti-dilutive securities	March 31, 2024	March 31, 2023
Common stock purchase warrants	376	581
Stock options	4,452	870
Anti-dilutive securities	4,828	1,451
Note 12 - Subsequent Events
Between April 11, 2024 and April 18, 2024, the Company sold 1,033,500 shares of common stock for cash proceeds of $4.6 million under the Sales Agreement dated December 28, 2021 with ThinkEquity LLC (the “Sales Agent”).
On April 18, 2024, we entered into a standstill agreement with the ThinkEquity LLC (the "Sales Agent") (such agreement, the “Standstill Agreement”). The Standstill Agreement provides that the Company, without the prior written consent of the Sales Agent, will not, for a period of 60 days after the date of the Standstill Agreement (the “Lock-Up Period”), (i) offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of, directly or indirectly, any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (ii) file or caused to be filed any registration statement with the U.S. Securities and Exchange Commission relating to the offering of any shares of capital stock of the Company or any securities convertible into or exercisable or exchangeable for shares of capital stock of the Company; (iii) complete any offering of debt securities of the Company, other than non-convertible mortgages or non-convertible equipment financing debt or (iv) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of capital stock of the Company. The Lock-Up Period restrictions shall not apply in certain situations.
The Standstill Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on April 18, 2024 and such document is incorporated herein by reference. The foregoing is only a brief description of the material terms of the Standstill Agreement, does not purport to be a complete description of the rights and obligations of the parties thereunder and is qualified in its entirety by reference to such exhibit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 29, 2024 (the “2023 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.
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
Such risks and uncertainties include, but are not limited to:

•our ability to generate net positive revenue;
•our ability to manage our growth successfully and to compete effectively;
•our ability to implement our growth strategies;
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
•our ability to substitute revenues from our lab diagnostic services or tests with new business segments;
•our ability to collect payment and reduce our accounts receivable for the diagnostic tests we delivered and to comply with complex billing requirements;
•our ability to successfully offer, perform and generate revenues from our personal genomics business;
•our ability to navigate privacy concerns and existing and new privacy regulations relating to our personal genomics business;
•potential disruptions in our ability to manufacture our products and those of others;
•our ability to meet the demands of our manufacturing business;
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
•our ability to remediate material weaknesses in our internal controls over financial reporting; and
•general and global economic conditions, including rising inflation, interest rates, and political conflicts.

These factors should not be construed as exhaustive. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. You should also consider carefully the statements we make under other sections of this Quarterly Report, such as Part II. Item 1A. “Risk Factors” of this Quarterly Report, and in our 2023 Annual Report, such as Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.
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
Our wholly owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”), which was formed on October 9, 2020, offers a broad array of clinical diagnostic and testing services at its CLIA certified laboratories including polymerase chain reaction testing for COVID-19. Critical to COVID-19 testing, we provide fast turnaround times for results. We also offer best-in-class rapid antigen testing for COVID-19. On October 23, 2020, we completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp., which owned a 4,000 square foot CLIA accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million. In December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021.
On August 10, 2021, we acquired Nebula Genomics, Inc., a privately owned personal genomics company, through our new wholly owned subsidiary, ProPhase Precision Medicine Inc. (“ProPhase Precision”). Subsequently in 2022, ProPhase Precision legal name was changed to Nebula Genomics, Inc. ("Nebula"). Nebula focuses on genomics sequencing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in DNA. The data obtained from genomic sequencing can be used to help identify inherited disorders and tendencies, help predict disease risk, help identify expected drug response, and characterize genetic mutations, including those that drive cancer progression.
Our wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”) was formed on June 28, 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds, beginning with Equivir and Equivir G. PBIO announced a second licensing agreement for two small molecule proviral integration site for moloney murine leukemia virus kinase inhibitors, Linebacker LB-1 and LB-2, in July 2022, with plans to pursue development and commercialization of LB-1 as a cancer co-therapy.
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
Results of Operations
Three Months Ended March 31, 2024 as Compared to the Three Months Ended March 31, 2023
For the three months ended March 31, 2024, net revenue was $3.6 million as compared to $19.3 million for the three months ended March 31, 2023. The decrease in net revenue was the result of a $14.5 million decrease in net revenue from diagnostic services, and a $1.1 million decrease in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2023 period as a result of the highly contagious Omicron variant, which emerged in early 2022. Overall diagnostic testing volume decreased from 120,000 tests in the the three months ended March 31, 2023 to zero tests in the three months ended March 31, 2024. None of the tests during the three months ended March 31, 2023 were reimbursed by the HRSA uninsured program.
Cost of revenues for the three months ended March 31, 2024 were $4.1 million, comprised of $0.7 million for diagnostic services and $3.4 million for consumer products. Cost of revenues for the three months ended March 31, 2023 were $8.8 million, comprised of $5.2 million for diagnostic services and $3.6 million for consumer products.
We realized a gross margin loss of $0.4 million for the three months ended March 31, 2024 as compared to a gross margin profit of $10.5 million for the three months ended March 31, 2023. The decrease of $10.9 million was comprised of a decrease of $10.0 million in diagnostic services, and a decrease of $0.9 million in consumer products. For the three months ended March 31, 2024 and 2023 we realized an overall gross margin of (11.9)% and 54.5%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue and 64.0% in the 2024 and 2023 comparable periods, respectively. Gross margin for consumer products was 7.8% and 25.5% in the 2024 and 2023 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the three months ended March 31, 2024 were zero compared to $1.2 million for the three months ended March 31, 2023. The decrease in diagnostic service costs of $1.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was due to decreased COVID-19 testing volumes in 2024 compared to the 2023 period.
General and administration expenses for the three months ended March 31, 2024 were $7.6 million as compared to $8.3 million for the three months ended March 31, 2023. The decrease in general and administration expenses of $0.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was principally related to a decrease in personnel expenses and professional fees associated with our diagnostic services business.

Research and development costs for the three months ended March 31, 2024 were $272,000 as compared to $144,000 for the three months ended March 31, 2023. The increase in research and development costs of $128,000 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was principally due to increased activities at PBIO. These activities include product research and field testing.
Interest and other income for the three months ended March 31, 2024 was zero as compared to $11,000 for the three months ended March 31, 2023. The decrease in interest income of $11,000 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the three months ended March 31, 2024 was $515,000 as compared to $215,000 for the three months ended March 31, 2023. The increase in interest expense of $300,000 for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss for the three months ended March 31, 2024 was $6.3 million, or $(0.35) per share, as compared to net income of $0.6 million, or $0.03 per share, for the three months ended March 31, 2023. Diluted loss and earnings per share for the three months ended March 31, 2024 and 2023 were $(0.35) and $0.03, respectively.
Non-GAAP Financial Measures and Reconciliation
In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain non-GAAP financial measures. The primary non-GAAP financial measures we disclose are EBITDA and Adjusted EBITDA.
We define "EBITDA" as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA further adjusts EBITDA by excluding acquisition costs, other non-cash items, and other unusual or non-recurring charges (as described in the table below).
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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended
	March 31, 2024	March 31, 2023
GAAP net income (1)	$(6,265)	$550
Interest, net	515	204
Income tax (benefit) expense	(2,566)	14
Depreciation and amortization	1,686	1,292
EBITDA	(6,630)	2,060
Share-based compensation expense	1,589	947
Non-cash rent expense (2)	169	6
Credit loss expense	—	74
Adjusted EBITDA	$(4,872)	$3,087
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
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of March 31, 2024 were $1.7 million as compared to $2.1 million at December 31, 2023. Our working capital was $21.1 million and $26.7 million as of March 31, 2024 and December 31, 2023, respectively. The decrease of $0.4 million in our cash and cash equivalents for the three months ended March 31, 2024 was principally due to the proceeds from the sale of marketable debt securities of $3.4 million, and proceeds from issuance of notes payable and mortgage loan of $2.5 million, offset by (i) $5.1 million cash used in operating activities, (ii) capital expenditures of $0.9 million, and (iii) repayment of notes payable for $189,000.
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
We may also use our cash to explore and/or acquire new product technologies, applications, product line extensions, new contract manufacturing applications and other new product opportunities. In the event that our available cash is insufficient to support such initiatives, we may need to incur indebtedness or issue common stock or other securities to finance our plans for growth. Volatility in the credit markets and the liquidity of major financial institutions, including as a result of inflation and/or the wars in Ukraine and the Gaza Strip and measures taken in response thereto, may have an adverse impact on our ability to fund our business strategy through future borrowings, under either existing or newly created instruments in the public or private markets on terms that we believe to be reasonable, if at all.

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
COVID-19
Previously, we experienced higher than normal net revenue for the years ended December 31, 2021 and 2022, primarily as a result of increased revenue from our diagnostic services business. The increase in net revenue from diagnostic services was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022. The demand for our COVID-19 testing services significantly decreased starting in the second half of 2022, partly due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. As a result, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023, and for the three months ended March 31, 2024, we formed zero diagnostic test. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. We have continued to ship COVID-19 antigen kits under an existing contract to our customer. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.
Contractual Obligation and Commitments
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
On November 15, 2022, the Company was notified by Nurya of its election to renew the Manufacturing agreement for one year. As a result, the Manufacturing Agreement remained in effect until March 29, 2024 and is currently in negotiation of extension.

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

Linebacker License Agreement

Under the terms of our License Agreement entered into by and between PBIO and Global BioLife, Inc. (“Global BioLife”) on July 19, 2022 (the “Linebacker License Agreement”)for the worldwise exclusive right and license to Linebacker (LB-1 and LB-2), we must pay Global BioLife $900,000 following the achievement of a first Phase 3 study which may be required by the United States Food and Drug Administration for the first product comprising or containing any compound covered by certain patents identified in the Linebacker License Agreement (a “Linebacker Licensed Product”) and an additional $1 million upon the receipt of regulatory approval of a New Drug Application for the first Linebacker Licensed Product. During the term of the Linebacker License Agreement, we are also required to pay to Global BioLife 3% royalties on Net Revenue (as defined in the Linebacker License Agreement) of each Linebacker Licensed

Product, but no less than the minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses.

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
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended March 31, 2024 and 2023, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration's uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration's uninsured program.
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
For the three months ended, and as of, March 31, 2024, we did not sell, and have not sold, any shares under the Sales Agreement.
See Note 12 of the Notes to the Condensed Consolidated Financial Statements, Subsequent Events for more information relating to a certain standstill agreement that we entered into with the Sales Agent on April 18, 2024.
Impact of Inflation
We are subject to normal inflationary trends and anticipate that any increased costs for our contract manufacturing and retail operations would be passed on to our customers; however, any increased costs related to diagnostic services would be absorbed by the Company. Inflation could have a material effect on our business in the future.
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
Use of Estimates
The preparation of condensed consolidated financial statements and the accompanying notes thereto, in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the respective reporting periods. Examples include revenue recognition and the estimation of the variable consideration associated with the diagnostic reimbursement rates, the allowance for credit losses and billing discrepancies, sales returns and allowances, inventory obsolescence, useful lives of property and equipment, impairment of goodwill, intangibles and property and equipment, income tax valuations and assumptions related to accrued advertising. The estimates and assumptions are based on historical experience, current trends and other factors that management believes to be relevant at the time the condensed consolidated financial statements are prepared. Management reviews the accounting policies, assumptions, estimates and judgments on a quarterly basis. Actual results could differ from those estimates.
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
Recently Issued Accounting Standards, Adopted
In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” ("ASU 2024-01"). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s condensed consolidated financial statements.

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
Except for the broad effects of COVID-19 including its negative impact on the global economy and major financial markets, there have been no material changes to our market risk exposures since December 31, 2023.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2024. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis. In connection with our 2023 Annual Report, our management conducted an evaluation of the effectiveness of our system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2023 due to the material weaknesses described below.

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

Remediation Plan

We are in the process of continuing to evaluate the material weaknesses and developing a detailed plan for remediation of the material weakness. The Company has hired a third-party accounting consultant and has recently added personnel to aid in implementing additional levels of review and approval. We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures throughout 2024. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to address potential control deficiencies or modify the remediation plan described above. We will continue to review and make necessary changes to the overall design of our internal control.
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
Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2024. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no sales of unregistered equity securities by the Company during the three months ended March 31, 2024.
Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 through January 31, 2024	—	$—	—	$5,411,119
February 1 through February 29, 2024	—	—	—	5,411,119
March 1 through March 31, 2024	—	—	—	5,411,119
Total	—	$—	—	$5,411,119
(1)There was no other purchases of equity securities for the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
On March 26, 2024, our board of directors amended and restated our Bylaws in order to make certain procedural changes consistent with the Delaware General Corporation Law.

The foregoing description of the Bylaws is qualified in its entirety by reference to the Bylaws, a copy of which is attached as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 that was filed with the SEC on March 29, 2024, a1nd is incorporated herein by reference. Additionally, a copy of the Bylaws marked to show changes to the former Bylaws is included as Exhibit 3.2.1 to such Annual Report on Form 10-K, and is incorporated herein by reference.

Item 6. Exhibits

Exhibit No.	Description

3.2	Amended and Restated Bylaws of the Company (as of March 26, 2024) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024)

3.2.1
Amended and Restated Bylaws of the Company (as of March 26, 2024, marked to show changes) (incorporated by reference to Exhibit 3.2 of the Company’s Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024)

10.1
Standstill Agreement dated April 18, 2024 between ProPhase Labs, Inc. and ThinkEquity LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (File No. 000-21617) filed on April 18, 2024)

10.2*
Inducement Award Agreement, dated as of January 1, 2024, by and between the Company and Jed A. Latkin (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (File No. 000-21617) filed on May 9, 2024)

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Finance Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Finance Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: May 10, 2024
	By:	/s/ Jed Latkin
Jed Latkin
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)
Date: May 10, 2024