Form 10-Q
period 2024-06-30
ProPhase Labs, Inc.
filed 2024-08-14
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of August 5, 2024
Common Stock, $0.0005 par value	19,078,529

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,780	$1,609
Restricted cash	585	540
Marketable securities, available for sale	1	3,127
Accounts receivable, net	32,937	36,313
Inventory, net	3,867	3,841
Prepaid expenses and other current assets	4,973	2,155
Total current assets	44,143	47,585

Property, plant and equipment, net	15,420	12,898
Prepaid expenses, net of current portion	584	832
Operating lease right-of-use asset, net	4,350	4,572
Intangible assets, net	11,041	12,333
Goodwill	5,231	5,231
Deferred tax asset	12,049	7,313
Other assets	860	1,163
TOTAL ASSETS	$93,678	$91,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,628	$9,383
Accrued diagnostic services	227	314
Accrued advertising and other allowances	11	24
Finance lease liabilities	3,897	1,840
Operating lease liabilities	965	953
Short-term loan payable, net of discount of $758	3,259	—
Deferred revenue	1,821	2,382
Income tax payable	2,660	3,278
Other current liabilities	1,544	2,683
Total current liabilities	28,012	20,857

Non-current liabilities:
Secured long-term debt, net of discount of $329 and $341	2,926	2,924
Unsecured promissory notes, net of discount of $198 and $266	7,402	7,334
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	893	1,100
Operating lease liabilities, net of current portion	4,005	4,237

Finance lease liabilities, net of current portion	4,364	4,092
Total non-current liabilities	21,590	21,687
Total liabilities	49,602	42,544

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 19,078,529 and 18,045,029 shares outstanding, respectively	18	18
Additional paid-in capital	125,703	118,694
Accumulated deficit	(17,447)	(5,029)
Treasury stock, at cost, 18,940,967 and 18,940,967 shares, respectively	(64,000)	(64,000)
Accumulated other comprehensive loss	(198)	(300)
Total stockholders’ equity	44,076	49,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,678	$91,927
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues, net	$2,474	$13,217	$6,108	$32,520
Cost of revenues	2,950	6,769	7,017	15,552
Gross (loss) profit	(476)	6,448	(909)	16,968

Operating expenses:
Diagnostic expenses	—	597	—	1,800
General and administration	7,212	9,937	14,805	18,235
Research and development	139	572	411	716
Total operating expenses	7,351	11,106	15,216	20,751
Loss from operations	(7,827)	(4,658)	(16,125)	(3,783)

Interest income, net	—	27	—	38
Interest expense	(643)	(291)	(1,158)	(506)
Other (expense) income	30	8	12	(99)
Loss from operations before income taxes	(8,440)	(4,914)	(17,271)	(4,350)
Income tax benefit	2,287	1,474	4,853	1,460
Loss from operations after income taxes	(6,153)	(3,440)	(12,418)	(2,890)
Net loss	$(6,153)	$(3,440)	$(12,418)	$(2,890)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	(58)	496	102	(169)
Total comprehensive loss	$(6,211)	$(2,944)	$(12,316)	$(3,059)

Loss per share:
Basic	$(0.33)	$(0.20)	$(0.67)	$(0.17)
Diluted	$(0.33)	$(0.20)	$(0.67)	$(0.17)

Weighted average common shares outstanding:
Basic	18,888	16,845	18,466	16,797
Diluted	18,888	16,845	18,466	16,797
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended June 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of April 1, 2024	18,045,029	$18	$120,283	$(11,294)	$(64,000)	$(140)	$44,867
Issuance of common stock for cash, net of offering cost of $94	1,033,500	—	4,624	—	—	—	4,624
Unrealized loss on marketable debt securities	—	—	—	—	—	(58)	(58)
Stock-based compensation (including $796 in prepaid expense)	—	—	796	—	—	—	796
Net loss	—	—	—	(6,153)	—	—	(6,153)
Balance as of June 30, 2024	19,078,529	$18	$125,703	$(17,447)	$(64,000)	$(198)	$44,076

	For the Three Months Ended June 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of April 1, 2023	16,851,041	$17	$111,482	$12,303	$(63,953)	$92	$59,941
Repurchases of common shares	(6,012)	—	—	—	(47)	—	(47)
Unrealized gain on marketable debt securities	—	—	—	—	—	496	496
Stock-based compensation (including $1,251 in prepaid expense)	—	—	2,307	—	—	—	2,307
Net loss	—	—	—	(3,440)	—	—	(3,440)
Balance as of June 30, 2023	16,845,029	$17	$113,789	$8,863	$(64,000)	$588	$59,257

	For the Six Months Ended June 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	18,045,029	$18	$118,694	$(5,029)	$(64,000)	$(300)	$49,383
Issuance of common stock for cash, net of offering cost of $94	1,033,500	—	4,624	—	—	—	4,624
Unrealized gain on marketable debt securities	—	—	—	—	—	102	102
Stock-based compensation (including $796 in prepaid expense)	—	—	2,385	—	—	—	2,385
Net loss	—	—	—	(12,418)	—	—	(12,418)
Balance as of June 30, 2024	19,078,529	$18	$125,703	$(17,447)	$(64,000)	$(198)	$44,076

	For the Six Months Ended June 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of January 1, 2023	16,210,776	$16	$109,138	$11,753	$(58,033)	$757	$63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchases of common shares	(69,628)	—	—	—	(588)	—	(588)
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(5,379)	—	(5,379)
Unrealized loss on marketable debt securities	—	—	—	—	—	(169)	(169)
Stock-based compensation (including $1,251 in prepaid expense)	—	—	3,254	—	—	—	3,254
Net loss	—	—	—	(2,890)	—	—	(2,890)
Balance as of June 30, 2023	16,845,029	$17	$113,789	$8,863	$(64,000)	$588	$59,257
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the six months ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net loss	$(12,418)	$(2,890)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	18	108
Depreciation and amortization	3,303	2,639
Amortization of debt discount	381	44
Amortization on operating lease right-of-use assets	222	217
Stock-based compensation expense	2,385	2,003
Accounts receivable allowances	—	718
Credit loss expense, direct write-off	—	(194)
Inventory reserve	(75)	—
Gain from disposal of fixed assets	(19)	—
Changes in operating assets and liabilities:
Accounts receivable	3,376	(2,042)
Inventory	49	353
Prepaid expenses and other current assets	(3,809)	(1,661)
Deferred tax asset	(4,900)	(1,790)
Other assets	847	—
Accounts payable and accrued expenses	4,245	(1,119)
Accrued diagnostic services	(87)	(667)
Accrued advertising and other allowances	(13)	(28)
Deferred revenue	(768)	(198)
Deferred tax liability	—	(307)
Operating lease liabilities	(895)	(154)
Income tax payable	(618)	(1,798)
Other liabilities	(1,161)	285
Net cash used in operating activities	(9,937)	(6,481)

Cash flows from investing activities
Business acquisitions, escrow received	—	478
Asset acquisitions, net of cash acquired	—	(2,904)
Purchase of marketable securities	—	(3,819)
Proceeds from maturities of marketable securities	—	4,168
Proceeds from sales of marketable securities	3,374	2,817
Proceeds from sales of fixed assets	150	—
Capital expenditures	(965)	(1,177)
Net cash provided by (used in) investing activities	2,559	(437)

Cash flows from financing activities
Proceeds from issuance of note payable	3,868	7,600

Proceeds from issuance of common shares, net	4,624	—
Repurchases of common shares	—	(588)
Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	—	(5,379)
Repayment of note payable	(898)	—
Net cash provided by financing activities	7,594	1,633

Increase (decrease) in cash, cash equivalents and restricted cash	216	(5,285)
Cash, cash equivalents and restricted cash at the beginning of the period	2,149	9,109
Cash, cash equivalents and restricted cash at the end of the period	$2,365	$3,824

Supplemental disclosures:
Cash paid for income taxes	$454	$3,000
Interest payment on the promissory notes	$1,237	$690

Supplemental disclosure of non-cash investing and financing activities:
Stock-based compensation included in the prepaid expense	$—	$1,251
Net unrealized loss, investments in marketable debt securities	$266	$258
Assets obtained in exchange for new finance lease obligations	$3,699	$1,495
Reclassification between prepaid expenses and other assets	$544	$—
Accrued offering cost	$22	$—
Issuance of warrants with unsecured promissory note	$—	$398
Common stock issued in asset acquisition	$—	$1,000
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

In October 2020, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million, and began offering COVID-19 diagnostic tests through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. ("ProPhase Diagnostics") in December 2020. Also in December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021. We offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction testing for COVID-19 and Influenza A and B through ProPhase Diagnostics, as well as rapid antigen and antibody/immunity testing for COVID-19. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we do not currently provide diagnostic testing services. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.

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

The Company's wholly owned subsidiary, Pharmaloz Real Estate Holdings, Inc. (“PREH”), was formed in November 2023, for the purpose to receive additional investment to expand its current facility. There were no operations for PREH as of June 30, 2024.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company continues to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

	As of June 30, 2024
	Level 1	Level 2	Level 3	Total
Corporate stock	1	—	—	1
	$1	$—	$—	$1

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Corporate stock	$3,127	$—	$—	$3,127
	$3,127	$—	$—	$3,127
There were no transfers of marketable securities between Levels 1, 2 or 3 for the six months ended June 30, 2024 and 2023.
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
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concept Statements to provide amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for annual periods beginning December 15, 2024, with early adoption permitted. ASU 2024-02 is not expected to have an impact on the Company’s condensed consolidated financial statements.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million to the Stella Sellers upon the Commercialization Event (as defined in the Stella Purchase Agreement). Such stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin (as defined in the Stella Purchase Agreement) for such annual period. As of June 30, 2024, the Commercialization Event had not occurred.

The asset purchase does not qualify as a business combination under ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. In connection with the Stella Purchased Assets, the Company incurred $0.2 million in transaction costs, which were capitalized into the purchase price of the Stella Purchased Assets. The total purchase price for the Stella Purchased Assets was $6.8 million (including the value of the stock to be issued upon the Commercialization Event), which was allocated to the proprietary technology intangible asset acquired. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of five years.
Note 4 - Intangible Assets, Net
Intangible assets as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	19,101
Less: accumulated amortization	(8,060)	(6,768)
Total intangible assets, net	$11,041	$12,333
Amortization expense for acquired intangible assets was $0.6 million and $0.8 million during the three months ended June 30, 2024 and 2023, respectively. Amortization expense for acquired intangible assets was $1.3 million and $1.5

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
million during the six months ended June 30, 2024 and 2023, respectively. The estimated future amortization expense of acquired intangible assets as of June 30, 2024 is as follows (in thousands):

Remaining periods in the year ended December 31, 2024	$1,291
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Thereafter	2,815
$11,041
Note 5 - Outstanding Debt
2024 Second Future Receipts Financing

On June 27, 2024, the Company entered into an agreement of sale of future receipts (“Second Future Receipts Financing Agreement”) with Slate Advance (“Slate”) by which Slate purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $1.5 million, which was paid to the Company on June 28, 2024, net of $42,000 origination fee. The Company also incurred $22,000 brokerage fee which was paid subsequently in July 2024. The Second Future Receipts Financing Agreement requires thirty two weekly payments of $60,718 for a total repayment of approximate $1.9 million over the term of the agreement.

During the three and six months ended June 30, 2024, the Company recognized $9,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of June 30, 2024, the outstanding balance under the Second Future Receipts Financing Agreement was $1.4 million, net of debt discount of $548,000.
2024 Future Receipts Financing

On February 14, 2024 (the “Commencement Date”), the Company entered into an agreement of sale of future receipts (“Future Receipts Financing Agreement”) with Libertas Funding, LLC (“Libertas”) by which Libertas purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $2.5 million, which was paid to the Company on February 16, 2024, net of $50,000 origination fee. The Future Receipts Financing Agreement requires twelve equal payments of $247,000 to be paid monthly for a total repayment of approximate $3.0 million (“Future Receipts”) over the term of the agreement. On February 14, 2024, the Company and Libertas executed an addendum to the Future Receipts Financing Agreement, pursuant to which the monthly payment term was revised to be $185,000 for the first two months and $259,000 for the remaining ten months. The Company has made payments in the aggregate amount of $889,000 to Libertas through June 30, 2024. The Company has the right to pay to end this financing transaction early by repurchasing the Future Receipts sold to Libertas but not yet delivered. The repurchase price is equal to the discount factor ranging between 1.075-1.165 each month following the Commencement Date up to six months. This shall be multiplied by the purchase price unless amounts collected prior to the date in which the repurchase price is paid.

During the three and six months ended June 30, 2024, the Company recognized $187,000 and $293,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of June 30, 2024, the outstanding balance under the Future Receipts Financing Agreement was $1.9 million, net of debt discount of $210,000.
2023 Secured Mortgage Loan

On December 20, 2023, the Company's wholly-owned subsidiary PREH entered into an Open-End Mortgage Agreement (the "Mortgage Agreement"). The Mortgage provided for a loan of $3.3 million (the "Mortgage Loan") with stated maturity date on January 6, 2034, bore a fixed interest rate of 8.25% per annum and required monthly mortgage payments of principal and interest of $25,000. The obligations under the Mortgage Agreement were secured by PREH's certain real property in Pennsylvania. The Company incurred $341,000 issuance cost, which was recognized as a debt discount and will be amortized using the effective interest method over the term of the Mortgage Loan. During the three

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
and six months ended June 30, 2024, the Company recognized $6,000 and $11,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of June 30, 2024, the unamortized debt discount was $329,000. The Company retains $585,000 and $540,000 cash in an escrow account which was recognized as a restricted cash on the Company's consolidated balance sheet as of June 30, 2024 and December 31, 2023, respectively.

2023 Unsecured Promissory Note Payable

On January 26, 2023, the Company issued an unsecured promissory note (the “JXVII Note”) and guaranty for an aggregate principal amount of $7.6 million to JXVII Trust ("JXVII"). The JXVII Note is due and payable on January 27, 2026, the third anniversary of the date on which the JXVII Note was funded (the “Note Closing Date”), and accrues interest at a rate of 10% per year from the Note Closing Date, payable on a quarterly basis, until the JXVII Note is repaid in full. The Company has the right to prepay the JXVII Note at any time after the Note Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to the note holder. Repayment of the JXVII Note has been guaranteed by the Company’s wholly-owned subsidiary, PMI. In addition to the JXVII Note, the Company issued warrants to purchase 76,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 years, vesting immediately. The warrants were valued at $400,000 fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 81.5%, risk free interest rate of 3.62% and expected warrant life of 5 years. The relative fair value of the warrant was $380,000 and was recorded as a discount to the note payable in accordance with ASC 835-30-25, Recognition, and is being accreted over the term of the note payable for financial statement purposes. As of June 30, 2024, the outstanding balance of the JXVII Note was $7.4 million, net of debt discount of $198,000.
Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of June 30, 2024 and December 31, 2023, no shares of preferred stock had been issued.
Common Stock Dividends
No dividends were declared during the three and six months ended June 30, 2024 or 2023.
Common Stock
Stock Repurchase Program
On March 15, 2023, the Company announced that its board of directors had approved a new stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period. This repurchase program expired on September 15, 2023. There were 69,628 shares repurchased under this program at an aggregate purchase price of $0.6 million during the six months ended June 30, 2023.
Common ATM Offering
As previously disclosed, on December 28, 2021, the Company entered into an Sales Agreement (the “Sales Agreement”) with ThinkEquity LLC (the “Sales Agent”), pursuant to which the Company may offer and sell, from time to

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
time through the Sales Agent, shares of our common stock having an aggregate offering price of up to $100,000,000, subject to the terms and conditions of the Sales Agreement.
During the six months ended June 30, 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
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
During the six months ended June 30, 2024 and 2023, there were 210,000 and 120,000 stock options issued under the 2022 Directors Plan, respectively.
As of June 30, 2024, there were no shares of common stock available to be issued under the 2022 Directors’ Plan.
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
During the six months ended June 30, 2024 and 2023, there were 1,080,000 and 1,005,000 stock options issued under the 2022 Plan, respectively.
As of June 30, 2024, there were 367,035 shares of common stock available to be issued under the 2022 Plan.
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
During the six months ended June 30, 2024 and 2023, 0 and 1,100,000 options were exercised, respectively, under the 2018 Stock Plan.
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
On April 15, 2024, the Company issued an inducement award to an employee pursuant to his employment agreement to purchase up to 50,000 shares (the "April Award") of the Company’s common stock at an exercise price of $6.20 per share. The April Award will vest 25% per year for the next four years on each of the first four anniversaries of the commencement date of the employment, subject to his continued service on each vesting date. The April Award expires on the seventh anniversary of the grant date. The April Award provides for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The grant date fair value of the April Award was approximately $201,000.

There were no issuances of inducements awards during the six months ended June 30, 2023.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock option activity during the six months ended June 30, 2024, (in thousands, except per share data).

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2024	2,951	$7.30	4.8	$693
Granted	1,840	6.01	7.0	—
Forfeited	(538)	7.97	—	—
Outstanding as of June 30, 2024	4,253	$6.65	5.4	563
Options vested and exercisable	2,214	$6.53	4.5	563

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $4.18 for the Company’s common stock on June 30, 2024.
During the six months ended June 30, 2024, the Company granted options to purchase 1,840,000 shares of the Company’s common stock to various employees and consultants. The options grant date fair value was valued at $5.5 million during the six months ended June 30, 2024, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during the six months ended June 30, 2024 and 2023:

	For the six months ended
	June 30, 2024	June 30, 2023
Exercise price	$6.01	$8.65
Expected term (years)	4.5	4.7
Expected stock price volatility	79.6%	80.5%
Risk-free rate of interest	4.2%	3.7%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.
Stock Warrants
During the six months ended June 30, 2024, there were no warrants issued.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes warrant activity during the six months ended June 30, 2024 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2024	831	$11.16	1.9
Forfeited	(455)	12.83
Outstanding as of June 30, 2024	376	$9.13	3.7
Warrants vested and exercisable	376	$9.13	3.7
The Company recognized $0.8 million and $1.1 million of share-based compensation expense during the three months ended June 30, 2024 and 2023, respectively. The Company recognized $2.4 million and $2.0 million of share-based compensation expense during the six months ended June 30, 2024 and 2023, respectively. The Company will recognize an aggregate of approximately $7.0 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3.8 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of June 30, 2024 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2023. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of June 30, 2024 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
The Company’s effective tax rate for the six months ended June 30, 2024 is 28.1% and it is primarily driven by federal tax at 21%, state taxes at 0.21%, offset by permanent differences, the research and development credit and state deferred tax benefits.
Note 8 – Commitments and Contingencies
Manufacturing Agreement
The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”), now operating as Vespyr Brands, Inc. ("Vespyr"), in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties,

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
the Manufacturing Agreement remained in effect until March 29, 2023 and is currently being negotiated for renewal. Thereafter, the Manufacturing Agreement could be renewed by Vespyr for up to four successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.
On November 15, 2022, the Company was notified by Vespyr of its election to renew the Manufacturing agreement for one year. As a result, the Manufacturing Agreement remained in effect until March 29, 2024 and is currently in negotiation of extension.
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
In connection with the Linebacker License Agreement, the Company has incurred minimal costs for the three and six months ended June 30, 2024 and 2023 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No clinical studies have begun under this agreement.
Equivir

In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences (“Vedic”), a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which is being conducted at eight sites. Vedic produced interim results in February of 2024 which showed enough data to continue the trial to completion. The trial is expected to be completed by the end of the fourth quarter 2024. In connection with the agreement, the Company has incurred approximately $0.0 million and $0.1 million and in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
months ended June 30, 2024, respectively, and $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test
In March 2023, and in connection with the asset acquisition of Stella, the Company announced a collaboration for the continued development of its BE-Smart Esophageal Pre-Cancer diagnostic screening test. The Company is pursuing initial commercialization of the BE-Smart test as an LDT (Laboratory Developed Test) and RUO (Research Use Only) for the third quarter of 2025 with full commercialization backed by insurance expected by the third quarter of 2025.
In connection with the license agreement relating to BE-Smart, the Company has incurred approximately $0.0 million and $0.1 million and in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively. No clinical studies have begun under this agreement.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The NY First Floor Lease became effective as of June 10, 2022, and the initial term of the NY First Floor Lease will expire on July 15, 2031, unless sooner terminated as provided in the NY First Floor Lease. The Company may extend the term of the NY First Floor Lease for one additional option period of five years pursuant to the terms described in the NY First Floor Lease. The Company has the option to terminate the NY First Floor Lease effective July 31, 2027 (the “Early Termination Date”), provided the Company gives the Landlord written notice not less than nine months and not more than 12 months prior to the Early Termination Date and pays the Landlord a termination fee as more particularly described in the Lease.
For the first year of the NY First Floor Lease, the Company paid a base rent of $11,290 per month (subject to an eight month abatement period). The base rent gradually increases at a rental rate of approximately 2.75% for each twelve month period thereafter, culminating in a monthly base rent of $14,026 during the final months of the initial term of the NY First Floor Lease. In addition to the monthly base rent, the Company is responsible for its proportionate share of real estate tax escalations in accordance with the terms of the NY First Floor Lease. The Landlord will provide a construction allowance to the Company in an aggregate amount not to exceed $203,000, to reimburse the Company for the cost of certain improvements to be made by the Company to the First Floor Leased Premises.
At June 30, 2024 and December 31, 2023, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.0 million and $5.2 million, respectively, and right of use assets of approximately $4.4 million and $4.6 million, respectively, which were included in the condensed consolidated balance sheets.
Finance Leases
On April 19, 2023, the Company entered into a master lease agreement for laboratory equipment (the "First Equipment Lease") with a vendor. The First Equipment Lease has a 5-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $1.5 million at inception was calculated based on an interest rate of 8.0%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
On July 21, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Second Equipment Lease") with a vendor. The Second Equipment Lease has a 4-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $5.1 million at inception was calculated based on an interest rate of 7.4%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet.
On September 26, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Third Equipment Lease") with a vendor. The Third Equipment Lease had a 3-year term starting on the commencement date. The commencement date is when the equipment is shipped and installed, then the Company will provide Final Acceptance Certificate to the vendor. On May 14, 2024, all three Final Acceptance Certificates in connection with certain Amended and Restated Lease Schedules to the Third Equipment Lease was delivered by the Company. The amended lease term for each lease schedule is 18-months with 6 quarterly payments. The aggregate present value of the minimum future obligations under these three lease schedules are approximately $3.0 million based on an interest rate of 12.3%, which was recognized in finance lease liabilities in the condensed consolidated balance sheet. The Company also recognized an additional $0.7 million in finance lease assets, which was reclassed from prepaid expenses as of the commencement date.
At June 30, 2024 and December 31, 2023, the Company had finance lease liabilities of approximately $8.3 million and $5.9 million, respectively, and finance lease assets within property and equipment, net of approximately $8.7 million and $5.8 million, respectively, which were included in the condensed consolidated balance sheets.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating leases:
Operating lease cost	$239	$298	$478	$502
Total operating lease cost	$239	$298	$478	$502
Finance leases:
Interest lease cost	$134	$20	$244	$20
Depreciation expense	392	50	572	50
Total finance lease expense	$526	$70	$816	$70
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the six months ended
	June 30, 2024	June 30, 2023
Operating cash flows used in operating leases	$(476)	$(397)

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases (in years)	7.0	7.4
Weighted-average remaining lease term – finance leases (in years)	2.6	3.8
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	9.30%	7.56%
Finance lease asset (1)	$8,725	$5,809
(1) As of June 30, 2024 and December 31, 2023, the Company had recorded accumulated depreciation of approximately $1.7 million and $0.8 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.
Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	Operating Lease	Finance Lease	Total
Six Months Ended December 31, 2024	477	1,948	2,425
Year Ended December 31, 2025	977	4,175	5,152
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Year Ended December 31, 2028	982	121	1,103
Thereafter	2,667	—	2,667
Total lease payments	6,999	9,272	16,271
Less present value discount	(2,029)	(1,011)	(3,040)
Total	$4,970	$8,261	$13,231
Note 10 - Segment Information
The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO, as Chief Operating Decision Maker, assesses performance and allocates resources

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

The following table is a summary of segment information for three and six months ended June 30, 2024 and 2023 (amounts in thousands):

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net revenues
Diagnostic services	$—	$7,834	$—	$22,358
Consumer products	2,474	5,383	6,108	10,162
Consolidated net revenue	2,474	13,217	6,108	32,520
Cost of revenue
Diagnostic services	709	3,792	1,429	9,014
Consumer products	2,241	2,977	5,588	6,538
Consolidated cost of revenue	2,950	6,769	7,017	15,552
Depreciation and amortization expense
Diagnostic services	727	212	1,528	1,143
Consumer products	805	305	1,609	611
Total Depreciation and amortization expense	1,532	517	3,137	1,754
Operating and other expenses	6,432	10,845	13,225	19,564
Income (loss) from operations, before income taxes
Diagnostic services	(2,774)	110	(6,119)	4,451
Consumer products	(1,719)	(1,182)	(3,374)	(2,381)
Unallocated corporate	(3,947)	(3,842)	(7,778)	(6,420)
Total loss from operations, before income taxes	(8,440)	(4,914)	(17,271)	(4,350)
Income tax benefit	2,287	1,474	4,853	1,460
Total loss from operations, after income taxes	(6,153)	(3,440)	(12,418)	(2,890)
Net loss	$(6,153)	$(3,440)	$(12,418)	$(2,890)
The following table is a summary of segment information as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Diagnostic services	$42,296	$44,221
Consumer products	22,439	38,358
Unallocated corporate	28,943	9,348
Total assets	$93,678	$91,927

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

The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the six months ended
Anti-dilutive securities	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Common stock purchase warrants	376	1,231	376	1,231
Stock options	4,253	3,691	4,253	3,691
Anti-dilutive securities	4,629	4,922	4,629	4,922

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
Our diagnostic service business continued to be impacted by the level of demand for COVID-19 and other diagnostic testing and our ability to collect payment or reimbursement for our testing services for the years ended

December 31, 2023 and 2022. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we do not currently provide diagnostic testing services. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.
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
Results of Operations
Three Months Ended June 30, 2024 as Compared to the Three Months Ended June 30, 2023
For the three months ended June 30, 2024, net revenue was $2.5 million as compared to $13.2 million for the three months ended June 30, 2023. The decrease in net revenue was the result of a $7.8 million decrease in net revenue from diagnostic services, and a $2.9 million decrease in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2023 period. Overall diagnostic testing volume decreased from 126,000 tests in the three months ended June 30, 2023 to zero tests in the three months ended June 30, 2024. None of the tests during the three months ended June 30, 2023 were reimbursed by the HRSA uninsured program.
Cost of revenues for the three months ended June 30, 2024 were $2.9 million, comprised of $0.7 million for diagnostic services and $2.2 million for consumer products. Cost of revenues for the three months ended June 30, 2023 were $6.8 million, comprised of $3.8 million for diagnostic services and $3.0 million for consumer products.
We realized a gross margin loss of $0.5 million for the three months ended June 30, 2024 as compared to a gross margin profit of $6.4 million for the three months ended June 30, 2023. The decrease of $6.9 million was comprised of a decrease of $4.7 million in diagnostic services, and a decrease of $2.2 million in consumer products. For the three months ended June 30, 2024 and 2023, we realized an overall gross margin of (19.2)% and 48.8%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue and 51.6% in the 2024 and 2023 comparable periods, respectively. Gross margin for consumer products was 9.4% and 44.7% in the 2024 and 2023 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the three months ended June 30, 2024 were zero compared to $0.6 million for the three months ended June 30, 2023. The decrease in diagnostic service costs of $0.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was due to decreased COVID-19 testing volumes in 2024 compared to the 2023 period.
General and administration expenses for the three months ended June 30, 2024 were $7.2 million as compared to $9.9 million for the three months ended June 30, 2023. The decrease in general and administration expenses of $2.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was principally related to a decrease in personnel expenses and professional fees associated with our diagnostic services business.
Research and development costs for the three months ended June 30, 2024 were $139,000 as compared to $572,000 for the three months ended June 30, 2023. The decrease in research and development costs of $433,000 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest and other income for the three months ended June 30, 2024 was zero as compared to $27,000 for the three months ended June 30, 2023. The decrease in interest income of $27,000 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the three months ended June 30, 2024 was $643,000 as compared to $291,000 for the three months ended June 30, 2023. The increase in interest expense of $352,000 for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss for the three months ended June 30, 2024 was $6.2 million, or $(0.33) per share, as compared to net loss of $3.4 million, or $(0.20) per share, for the three months ended June 30, 2023. Diluted loss per share for the three months ended June 30, 2024 and 2023 were $(0.33) per share and $(0.20) per share, respectively.
Six Months Ended June 30, 2024 as Compared to the Six Months Ended June 30, 2023
For the six months ended June 30, 2024, net revenue was $6.1 million as compared to $32.5 million for the six months ended June 30, 2023. The decrease in net revenue was the result of a $22.4 million decrease in net revenue from diagnostic services, and a $4.1 million decrease in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2023 period. Overall diagnostic testing volume decreased from 246,000 tests in the the six months ended June 30, 2023 to zero tests in the six months ended June 30, 2024. None of the tests during the six months ended June 30, 2023 were reimbursed by the HRSA uninsured program.
Cost of revenues for the six months ended June 30, 2024 were $7.0 million, comprised of $1.4 million for diagnostic services and $5.6 million for consumer products. Cost of revenues for the six months ended June 30, 2023 were $15.5 million, comprised of $9.0 million for diagnostic services and $6.5 million for consumer products.
We realized a gross margin loss of $0.9 million for the six months ended June 30, 2024 as compared to a gross margin profit of $17.0 million for the six months ended June 30, 2023. The decrease of $17.9 million was comprised of a decrease of $14.8 million in diagnostic services, and a decrease of $3.1 million in consumer products. For the six months ended June 30, 2024 and 2023, we realized an overall gross margin of (14.9)% and 52.2%, respectively. Gross margin for diagnostic services was zero, or not applicable due to no revenue, and 59.7% in the six months ended June 30, 2024 and 2023 comparable periods, respectively. Gross margin for consumer products was 8.5% and 35.7% in the six months ended June 30, 2024 and 2023 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the six months ended June 30, 2024 were zero compared to $1.8 million for the six months ended June 30, 2023. The decrease in diagnostic service costs of $1.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was due to decreased COVID-19 testing volumes in 2024 compared to the 2023 period.
General and administration expenses for the six months ended June 30, 2024 were $14.8 million as compared to $18.2 million for the six months ended June 30, 2023. The decrease in general and administration expenses of $3.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was principally related to a decrease in personnel expenses and professional fees associated with our diagnostic services business.
Research and development costs for the six months ended June 30, 2024 were $411,000 as compared to $716,000 for the six months ended June 30, 2023. The decrease in research and development costs of $305,000 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest and other income for the six months ended June 30, 2024 was zero as compared to $38,000 for the six months ended June 30, 2023. The decrease in interest income of $38,000 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the six months ended June 30, 2024 was $1.2 million as compared to $506,000 for the six months ended June 30, 2023. The increase in interest expense of $652,000 for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss for the six months ended June 30, 2024 was $12.4 million, or $(0.67) per share, as compared to net loss of $2.9 million, or $(0.17) per share, for the six months ended June 30, 2023. Diluted loss and earnings per share for the six months ended June 30, 2024 and 2023 were $(0.67) per share and $(0.17) per share, respectively.
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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
GAAP net income (1)	$(6,153)	$(3,440)	$(12,418)	$(2,890)
Interest, net	643	264	1,158	468
Income tax benefit	(2,287)	(1,474)	(4,853)	(1,460)
Depreciation and amortization	1,617	1,347	3,303	2,639
EBITDA	(6,180)	(3,303)	(12,810)	(1,243)
Share-based compensation expense	796	1,056	2,385	2,003
Non-cash rent expense (2)	67	6	236	12
Credit loss expense	—	—	—	74
Adjusted EBITDA	$(5,317)	$(2,241)	$(10,189)	$846
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
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of June 30, 2024 were $2.4 million as compared to $2.1 million at December 31, 2023. Our working capital was $16.1 million and $26.7 million as of June 30, 2024 and December 31, 2023, respectively. The decrease of $0.2 million in our cash and cash equivalents for the six months ended June 30, 2024 was principally due to $9.9 million cash used in operating activities, capital expenditures of $1.0 million, and repayment of notes payable for $898,000, offset by proceeds from the sale of marketable debt securities of $3.4 million, proceeds from issuance of common stock, notes payable and mortgage loan of $8.5 million.
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
COVID-19
Previously, we experienced higher than normal net revenue for the years ended December 31, 2021 and 2022, primarily as a result of increased revenue from our diagnostic services business. The increase in net revenue from diagnostic services was due to increased COVID-19 testing volumes performed as a result of the spread of the Omicron variant, which emerged in early 2022. The demand for our COVID-19 testing services significantly decreased starting in the second half of 2022, partly due to the widespread and effective vaccination of a majority of Americans against COVID-19 and successful containment efforts. As a result, we currently are not providing diagnostic testing services, and for the three and six months ended June 30, 2024, we did not perform any diagnostic testing. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.
Contractual Obligation and Commitments
Manufacturing Agreement
The Company and its wholly owned subsidiary, PMI, entered into a manufacturing agreement (the “Manufacturing Agreement”) with Mylan Consumer Healthcare Inc. (formerly known as Meda Consumer Healthcare Inc.) (“MCH”) and Mylan Inc. (together with MCH, “Mylan”) in connection with the asset purchase agreement we entered into with Mylan in 2017. Pursuant to the terms of the Manufacturing Agreement, Mylan (or an affiliate or designee) purchased the inventory of the Company’s Cold-EEZE® brand and product line, and PMI agreed to manufacture certain products for Mylan, as described in the Manufacturing Agreement, at prices that reflect current market conditions for such products and include an agreed upon mark-up on our costs. On May 1, 2021, the Manufacturing Agreement was assigned by Mylan to Nurya Brands, Inc. (“Nurya”), now operating as Vespyr Brands, Inc. ("Vespyr"), in connection with Nurya’s acquisitions of certain assets from Mylan, including the Cold-EEZE® brand and product line. Unless terminated sooner by the parties, the Manufacturing Agreement remained in effect until March 29, 2023 and is currently being negotiated for renewal. Thereafter, the Manufacturing Agreement could be renewed by Vespyr for up to four successive one-year periods by providing notice of its intent to renew not less than 90 days prior to the expiration of the then-current term.
On November 15, 2022, the Company was notified by Vespyr of its election to renew the Manufacturing agreement for one year. As a result, the Manufacturing Agreement remained in effect until March 29, 2024 and is currently in negotiation of extension.

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

Linebacker License Agreement

Under the terms of our License Agreement entered into by and between PBIO and Global BioLife, Inc. (“Global BioLife”) on July 19, 2022 (the “Linebacker License Agreement”) for the worldwide exclusive right and license to Linebacker (LB-1 and LB-2), we must pay Global BioLife $900,000 following the achievement of a first Phase 3 study which may be required by the United States Food and Drug Administration for the first product comprising or containing any compound covered by certain patents identified in the Linebacker License Agreement (a “Linebacker Licensed Product”) and an additional $1 million upon the receipt of regulatory approval of a New Drug Application for the first Linebacker Licensed Product. During the term of the Linebacker License Agreement, we are also required to pay to Global BioLife 3% royalties on Net Revenue (as defined in the Linebacker License Agreement) of each Linebacker Licensed Product, but no less than the minimum royalty of $250,000 of Net Revenue per year minus any royalty payments for any required third party licenses.

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
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended June 30, 2024 and 2023, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration's uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration's uninsured program.
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
During the three months ended June 30, 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
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
Revenue from our diagnostic services is recognized when the lab test is complete, and the diagnostic test result is provided to the customer. Revenue from our genomics services is recognized when sequencing reports are provided to the customer. Revenue from our consumer products is recognized when the shipments to contract manufacturing and retailer customers are recognized at the time ownership is transferred to the customer. We bill the providers at standard price and take into consideration for negotiated discounts and an anticipated reimbursement remittance adjustments based on the payer portfolio, when revenue is recorded. We use the most expected value method to estimate the transaction price for reimbursements that may vary from the standard price.
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
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concept Statements to provide amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for annual periods beginning December 15, 2024, with early adoption permitted. ASU 2024-02 is not expected to have an impact on the Company’s condensed consolidated financial statements.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2024. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.

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
Date: August 14, 2024
	By:	/s/ Jed Latkin
Jed Latkin
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)
Date: August 14, 2024