Form 10-Q
period 2024-09-30
ProPhase Labs, Inc.
filed 2024-11-13
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of November 12, 2024
Common Stock, $0.0005 par value	23,874,029

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$501	$1,609
Restricted cash	593	540
Marketable securities, available for sale	2	3,127
Accounts receivable, net	31,638	36,313
Inventory, net	3,966	3,841
Prepaid expenses and other current assets	5,535	2,155
Total current assets	42,235	47,585

Property, plant and equipment, net	13,851	12,898
Prepaid expenses, net of current portion	431	832
Operating lease right-of-use asset, net	4,234	4,572
Intangible assets, net	10,396	12,333
Goodwill	5,231	5,231
Deferred tax asset	14,576	7,313
Other assets	854	1,163
TOTAL ASSETS	$91,808	$91,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,459	$9,383
Accrued diagnostic services	38	314
Accrued advertising and other allowances	122	24
Finance lease liabilities	3,897	1,840
Operating lease liabilities	971	953
Short-term loan payable, net of discount of $418	2,670	—
Deferred revenue	1,647	2,382
Income tax payable	2,274	3,278
Other current liabilities	1,620	2,683
Total current liabilities	28,698	20,857

Non-current liabilities:
Secured long-term debt, net of discount of $324 and $341	2,925	2,924
Unsecured promissory notes, net of discount of $142 and $266	9,858	7,334
Unsecured long-term debt, net of discount of $476	1,725	—
Due to sellers (see Note 3)	2,000	2,000

Deferred revenue, net of current portion	928	1,100
Operating lease liabilities, net of current portion	3,663	4,237
Finance lease liabilities, net of current portion	3,885	4,092
Total non-current liabilities	24,984	21,687
Total liabilities	53,682	42,544

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 19,078,529 and 18,045,029 shares outstanding, respectively	18	18
Additional paid-in capital	126,339	118,694
Accumulated deficit	(24,034)	(5,029)
Treasury stock, at cost, 18,940,967 and 18,940,967 shares, respectively	(64,000)	(64,000)
Accumulated other comprehensive loss	(197)	(300)
Total stockholders’ equity	38,126	49,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,808	$91,927
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues, net	$3,146	$8,365	$9,254	$40,885
Cost of revenues	3,311	6,038	10,328	21,590
Gross (loss) profit	(165)	2,327	(1,074)	19,295

Operating expenses:
Diagnostic expenses	—	132	—	1,932
General and administration	7,650	8,245	22,455	26,480
Research and development	122	428	533	1,144
Total operating expenses	7,772	8,805	22,988	29,556
Loss from operations	(7,937)	(6,478)	(24,062)	(10,261)

Interest income, net	—	1	—	39
Interest expense	(1,158)	(275)	(2,316)	(781)
Other (expense) income	—	(33)	12	(132)
Loss from operations before income taxes	(9,095)	(6,785)	(26,366)	(11,135)
Income tax benefit	2,508	1,644	7,361	3,104
Loss from operations after income taxes	(6,587)	(5,141)	(19,005)	(8,031)
Net loss	$(6,587)	$(5,141)	$(19,005)	$(8,031)

Other comprehensive income (loss):
Unrealized gain (loss) on marketable securities	1	(2,032)	103	(2,201)
Total comprehensive loss	$(6,586)	$(7,173)	$(18,902)	$(10,232)

Loss per share:
Basic	$(0.35)	$(0.30)	$(1.02)	$(0.47)
Diluted	$(0.35)	$(0.30)	$(1.02)	$(0.47)

Weighted average common shares outstanding:
Basic	19,079	17,175	18,672	16,924
Diluted	19,079	17,175	18,672	16,924
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended September 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of July 1, 2024	19,078,529	$18	$125,703	$(17,447)	$(64,000)	$(198)	$44,076
Unrealized gain on marketable debt securities	—	—	—	—	—	1	1
Stock-based compensation (including $683 in prepaid expense)	—	—	636	—	—	—	636
Net loss	—	—	—	(6,587)	—	—	(6,587)
Balance as of September 30, 2024	19,078,529	$18	$126,339	$(24,034)	$(64,000)	$(197)	$38,126

	For the Three Months Ended September 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
Balance as of July 1, 2023	16,845,029	$17	$113,789	$8,863	$(64,000)	$588	$59,257
Issuance of common stock to convert outstanding convertible notes	800,000	1	2,399	—	—	—	2,400
Issuance of common stock upon exercise of warrants	400,000	—	1,200	—	—	—	1,200
Unrealized loss on marketable debt securities	—	—	—	—	—	(2,032)	(2,032)
Stock-based compensation (including $1,138 in prepaid expense)	—	—	744	—	—	—	744
Net loss	—	—	—	(5,141)	—	—	(5,141)
Balance as of September 30, 2023	18,045,029	$18	$118,132	$3,722	$(64,000)	$(1,444)	$56,428

	For the Nine Months Ended September 30, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	18,045,029	$18	$118,694	$(5,029)	$(64,000)	$(300)	$49,383
Issuance of common stock for cash, net of offering cost of $94	1,033,500	—	4,624	—	—	—	4,624
Unrealized gain on marketable debt securities	—	—	—	—	—	103	103
Stock-based compensation (including $683 in prepaid expense)	—	—	3,021	—	—	—	3,021
Net loss	—	—	—	(19,005)	—	—	(19,005)
Balance as of September 30, 2024	19,078,529	$18	$126,339	$(24,034)	$(64,000)	$(197)	$38,126

	For the Nine Months Ended September 30, 2023
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance as of January 1, 2023	16,210,776	$16	$109,138	$11,753	$(58,033)	$757	$63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchases of common shares	(69,628)	—	—	—	(588)	—	(588)
Issuance of common stock to convert outstanding convertible notes	800,000	1	2,399	—	—	—	2,400
Issuance of common stock upon exercise of warrants	400,000	—	1,200	—	—	—	1,200
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	(5,379)	—	(5,379)
Unrealized loss on marketable debt securities	—	—	—	—	—	(2,201)	(2,201)
Stock-based compensation (including $1,138 in prepaid expense)	—	—	3,998	—	—	—	3,998
Net loss	—	—	—	(8,031)	—	—	(8,031)
Balance as of September 30, 2023	18,045,029	$18	$118,132	$3,722	$(64,000)	$(1,444)	$56,428
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the nine months ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net loss	$(19,005)	$(8,031)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	18	(3)
Depreciation and amortization	5,693	4,435
Amortization of debt discount	1,000	97
Amortization on operating lease right-of-use assets	338	325
Stock-based compensation expense	3,021	2,860
Accounts receivable allowances	—	718
Credit loss expense, direct write-off	—	74
Inventory reserve	21	—
Gain from disposal of fixed assets	(91)	—
Changes in operating assets and liabilities:
Accounts receivable	4,675	(2,380)
Inventory	(146)	(1,078)
Prepaid expenses and other current assets	(4,218)	(938)
Deferred tax asset	(7,427)	(4,350)
Other assets	853	—
Accounts payable and accrued expenses	6,069	(438)
Accrued diagnostic services	(276)	(768)
Accrued advertising and other allowances	98	14
Deferred revenue	(907)	(315)
Deferred tax liability	—	(307)
Operating lease liabilities	(1,710)	(139)
Income tax payable	(1,004)	(881)
Other liabilities	(969)	(30)
Net cash used in operating activities	(13,967)	(11,135)

Cash flows from investing activities
Business acquisitions, escrow received	—	478
Asset acquisitions, net of cash acquired	—	(2,904)
Purchase of marketable securities	—	(3,819)
Proceeds from maturities of marketable securities	—	4,168
Proceeds from sales of marketable securities	3,374	3,817
Proceeds from sales of fixed assets	229	—
Capital expenditures	(1,141)	(1,845)
Net cash provided by (used in) investing activities	2,462	(105)

Cash flows from financing activities

Proceeds from issuance of note payable, net	8,334	7,600
Proceeds from issuance of common shares, net	4,624	—
Proceeds from exercise of warrants	—	1,200
Repurchases of common shares	—	(588)
Repurchase of common stock for payment of statutory taxes due on cashless exercise of stock option	—	(5,379)
Repayment of note payable	(2,508)	—
Net cash provided by financing activities	$10,450	$2,833

Decrease in cash, cash equivalents and restricted cash	(1,055)	(8,407)
Cash, cash equivalents and restricted cash at the beginning of the period	2,149	9,109
Cash, cash equivalents and restricted cash at the end of the period	$1,094	$702

Supplemental disclosures:
Cash paid for income taxes	$860	$3,000
Interest payment on the promissory notes	$2,126	$740

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common shares for debt conversion	$—	$2,400
Stock-based compensation included in the prepaid expense	$—	$1,138
Net unrealized loss, investments in marketable debt securities	$267	$2,083
Assets obtained in exchange for new finance lease obligations	$3,699	$6,201
Reclassification between prepaid expenses and other assets	$544	$—
Issuance of warrants with unsecured promissory note	$—	$398
Common stock issued in asset acquisition	$—	$1,000
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

The Company also develops and markets dietary supplements under the TK Supplements® brand. The TK Supplements® product line includes Legendz XL®, a sexual health formula product intended for men, and Triple Edge XL®, an energy and stamina support product.

The Company's wholly owned subsidiary, Pharmaloz Real Estate Holdings, Inc. (“PREH”), was formed in November 2023, for the purpose to receive additional investment to expand its current facility. There were no operations for PREH as of September 30, 2024.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

The Company's wholly-owned subsidiary, DNA Complete, Inc. (“DNA Complete”), which was formed on September 24, 2024, for the offering of whole genome sequencing and related services. DNA Complete sequences specimens at Nebula as well as at other laboratories. DNA Complete focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, predict disease risk, identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. DNA Complete currently offers DNA Complete’s whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass retail stores and to provide testing for universities conducting genomic research.

The Company continues to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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

	As of September 30, 2024
	Level 1	Level 2	Level 3	Total
Corporate stock	2	—	—	2
	$2	$—	$—	$2

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Corporate stock	$3,127	$—	$—	$3,127
	$3,127	$—	$—	$3,127
There were no transfers of marketable securities between Levels 1, 2 or 3 for the nine months ended September 30, 2024 and 2023.
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
During the nine months ended September 30, 2023, the Company received $0.5 million in connection with terms from an escrow agreement from the purchase of Nebula. The receipt of this escrow payment reduced the excess consideration paid for Nebula and was recorded as a reduction of the Goodwill at the time of receipt.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million to the Stella Sellers upon the Commercialization Event (as defined in the Stella Purchase Agreement). Such stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin (as defined in the Stella Purchase Agreement) for such annual period. As of September 30, 2024, the Commercialization Event had not occurred.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 - Intangible Assets, Net
Intangible assets as of September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30, 2024	December 31, 2023	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	19,101
Less: accumulated amortization	(8,705)	(6,768)
Total intangible assets, net	$10,396	$12,333
Amortization expense for acquired intangible assets was $0.6 million and $0.8 million during the three months ended September 30, 2024 and 2023, respectively. Amortization expense for acquired intangible assets was $1.9 million and $2.3 million during the nine months ended September 30, 2024 and 2023, respectively. The estimated future amortization expense of acquired intangible assets as of September 30, 2024 is as follows (in thousands):

Remaining periods in the year ended December 31, 2024	$646
Year ended December 31, 2025	2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Thereafter	2,815
$10,396
Note 5 - Outstanding Debt
ERC Claim and Risk Participation Agreement

In August 2023, the Company filed for the Employee Retention Credit (“ERC”) for $2.2 million.  The ERC is a refundable tax credit for businesses that continued to pay employees while sustaining a full or partial suspension of operations limiting commerce, travel or group meetings due to COVID-19 pandemic and orders from an appropriate governmental authority or had significant declines in gross receipts from second quarter of 2020 to second quarter of 2021. The Company sustained a partial suspension of operations during this time due to governmental orders.  Eligible employers can claim the ERC on an original or adjusted employment tax return for a period within those dates.

On September 16, 2024, the Company, as seller, received $1.9 million as a purchase price (the “Purchase Price”) for the sale of the Company’s rights, title and interest per a Risk Participation of ERC Claim Agreement, dated September 13, 2024 (“Agreement”) by and between the Company and 1861 Acquisition LLC (the “Buyer”). The Company also incurred an issuance cost of $154,000.

The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the second (2nd), third (3rd) and fourth (4th) quarters of 2020, and the first

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
(1st) and second (2nd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $2.2 million (“Transferred Interests”).

The Company expects the IRS to approve or deny its claim within the next 24 months. Upon approval and payment of the claim, the Company will settle the outstanding balance in cash to the Buyer. In the event that the IRS disallows all or a portion of the ERC, the Buyer has the demand right to put all or a part of the disallowed portion back to the Company at a price equal to 85% of the impaired amount, plus interest at 10% per annum, calculated from the date of September 13, 2024 until payment is made.

The Company recognized a long-term obligation at September 30, 2024 for $1.7 million, which is net of discount of $476,000.
2024 Third Future Receipts Financing

On August 1, 2024, the Company entered into an agreement of sale of future receipts (“Third Future Receipts Financing Agreement”) with RDM Capital Funding (“RDM”) by which RDM purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was $500,000, which was paid to the Company on August 2, 2024, net of $17,500 origination fee. The Company also incurred a $17,500 brokerage fee. The Third Future Receipts Financing Agreement requires thirty two weekly payments of $21,094 for a total repayment of $675,000 over the term of the agreement.

During the three and nine months ended September 30, 2024, the Company recognized $84,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of September 30, 2024, the outstanding balance under the Third Future Receipts Financing Agreement was $380,000, net of debt discount of $126,000.
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

During the three and nine months ended September 30, 2024, the Company recognized $334,000 and $343,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of September 30, 2024, the outstanding balance under the Second Future Receipts Financing Agreement was $1,072,000, net of debt discount of $214,000.
2024 Future Receipts Financing

On February 14, 2024 (the “Commencement Date”), the Company entered into an agreement of sale of future receipts (“Future Receipts Financing Agreement”) with Libertas Funding, LLC (“Libertas”) by which Libertas purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $2.5 million, which was paid to the Company on February 16, 2024, net of $50,000 origination fee. The Future Receipts Financing Agreement requires twelve equal payments of $247,000 to be paid monthly for a total repayment of approximate $3.0 million (“Future Receipts”) over the term of the agreement. On February 14, 2024, the Company and Libertas executed an addendum to the Future Receipts Financing Agreement, pursuant to which the monthly payment term was revised to be $185,000 for the first two months and $259,000 for the remaining ten months. The Company has made payments in the aggregate amount of $166,000 to Libertas through September 30, 2024. The Company has the right to pay to end this financing transaction early by repurchasing the Future Receipts sold to Libertas but not yet delivered. The repurchase price is equal to the discount factor ranging between 1.075-1.165 each month following the Commencement Date up to six months. This shall be multiplied by the purchase price unless amounts collected prior to the date in which the repurchase price is paid.

During the three and nine months ended September 30, 2024, the Company recognized $132,000 and $425,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
September 30, 2024, the outstanding balance under the Future Receipts Financing Agreement was $1.2 million, net of debt discount of $78,000.
2023 Secured Mortgage Loan

On December 20, 2023, the Company's wholly-owned subsidiary PREH entered into an Open-End Mortgage Agreement (the "Mortgage Agreement"). The Mortgage provided for a loan of $3.3 million (the "Mortgage Loan") with stated maturity date on January 6, 2034, bore a fixed interest rate of 8.25% per annum and required monthly mortgage payments of principal and interest of $25,000. The obligations under the Mortgage Agreement were secured by PREH's certain real property in Pennsylvania. The Company incurred $341,000 issuance cost, which was recognized as a debt discount and will be amortized using the effective interest method over the term of the Mortgage Loan. During the three and nine months ended September 30, 2024, the Company recognized $4,000 and $15,000 interest expense from the amortization of debt discount using the effective interest rate method, respectively. As of September 30, 2024, the unamortized debt discount was $324,000. The Company retains $593,000 and $540,000 cash in an escrow account which was recognized as a restricted cash on the Company's consolidated balance sheet as of September 30, 2024 and December 31, 2023, respectively.

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

On August 15, 2024, the Company and JXVII entered into an amended and restated unsecured promissory note for the JXVII Note (the “Amended JXVII Note”), increasing the principal amount by $2.4 million to $10.0 million, increasing the interest rate from 10% to 15% per annum, and extending the maturity date from January 27, 2026 to August 15, 2027. The Company received $2.3 million cash and exchanged the outstanding interest of $94,000. The amendment was accounted for as a debt modification, and the remaining unamortized debt discount as of the amendment date from the JXVII Note will be amortized over the remaining term of the Amended JXVII Note.

As of September 30, 2024, the outstanding balance of the Amended JXVII Note was $9.9 million, net of debt discount of $142,000.
Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of September 30, 2024 and December 31, 2023, no shares of preferred stock had been issued.
Common Stock Dividends
No dividends were declared during the three and nine months ended September 30, 2024 or 2023.
Common Stock

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Stock Repurchase Program
On March 15, 2023, the Company announced that its board of directors had approved a new stock repurchase program. Under the stock repurchase program, the Company was authorized to repurchase up to $6.0 million of its outstanding shares of common stock from time to time, over a six-month period. This repurchase program expired on September 15, 2023. There were 69,628 shares repurchased under this program at an aggregate purchase price of $0.6 million during the nine months ended September 30, 2023.
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
During the nine months ended September 30, 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
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
During the nine months ended September 30, 2024 and 2023, there were 210,000 and 120,000 stock options issued under the 2022 Directors Plan, respectively.
As of September 30, 2024, there were 300,000 shares of common stock available to be issued under the 2022 Directors’ Plan.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends).
During the nine months ended September 30, 2024 and 2023, there were 1,080,000 and 1,005,000 stock options issued under the 2022 Plan, respectively.
As of September 30, 2024, there were 367,035 shares of common stock available to be issued under the 2022 Plan.
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
During the nine months ended September 30, 2024 and 2023, 0 and 1,100,000 options were exercised, respectively, under the 2018 Stock Plan.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

There were no issuances of inducements awards during the nine months ended September 30, 2023.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock option activity during the nine months ended September 30, 2024, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2024	2,951	$7.30	4.8	$693
Granted	1,840	6.01	7.0	—
Forfeited	(872)	7.53	—	—
Outstanding as of September 30, 2024	3,919	$6.64	5.2	23
Options vested and exercisable	2,031	$6.55	4.3	23

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $2.42 for the Company’s common stock on September 30, 2024.
During the nine months ended September 30, 2024, the Company granted options to purchase 1,840,000 shares of the Company’s common stock to various employees and consultants. The options grant date fair value was valued at $5.5 million during the nine months ended September 30, 2024, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during the nine months ended September 30, 2024 and 2023:

	For the nine months ended
	September 30, 2024	September 30, 2023
Exercise price	$6.01	$8.65
Expected term (years)	4.5	4.7
Expected stock price volatility	79.6%	80.0%
Risk-free rate of interest	4.2%	3.7%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.
Stock Warrants
During the nine months ended September 30, 2024, there were no warrants issued.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table summarizes warrant activity during the nine months ended September 30, 2024 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2024	831	$11.16	1.9
Forfeited	(455)	12.83
Outstanding as of September 30, 2024	376	$9.13	3.4
Warrants vested and exercisable	376	$9.13	3.4
The Company recognized $0.6 million and $0.9 million of share-based compensation expense during the three months ended September 30, 2024 and 2023, respectively. The Company recognized $3.0 million and $2.9 million of share-based compensation expense during the nine months ended September 30, 2024 and 2023, respectively. The Company will recognize an aggregate of approximately $6.0 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3.5 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of September 30, 2024 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2023. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of September 30, 2024 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
The Company’s effective tax rate for the nine months ended September 30, 2024 is 28.0% and it is primarily driven by federal tax at 21%, state taxes at 0.20%, offset by permanent differences, the research and development credit and state deferred tax benefits.
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
In connection with the Linebacker License Agreement, the Company has incurred minimal costs for the three and nine months ended September 30, 2024 and 2023 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). No clinical studies have begun under this agreement.
Equivir

In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences (“Vedic”), a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which is being conducted at eight sites. Vedic produced interim results in February of 2024 which showed enough data to continue the trial to completion. The trial is expected to be completed by the end of the fourth quarter 2024. In connection with the agreement, the Company has incurred approximately $0.1 million and $0.2 million and in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
nine months ended September 30, 2024, respectively, and $0.1 million and $0.2 million for the three and nine months ended September 30, 2023, respectively.
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
In connection with the license agreement relating to BE-Smart, the Company has incurred approximately $0.1 million and $0.2 million and in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2024, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively. No clinical studies have begun under this agreement.
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
At September 30, 2024 and December 31, 2023, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $4.9 million and $5.2 million, respectively, and right of use assets of approximately $4.2 million and $4.6 million, respectively, which were included in the condensed consolidated balance sheets.
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
At September 30, 2024 and December 31, 2023, the Company had finance lease liabilities of approximately $7.6 million and $5.9 million, respectively, and finance lease assets within property and equipment, net of approximately $7.6 million and $5.8 million, respectively, which were included in the condensed consolidated balance sheets.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating leases:
Operating lease cost	$239	$239	$717	$717
Total operating lease cost	$239	$239	$717	$717
Finance leases:
Interest lease cost	$186	$122	$430	$142
Depreciation expense	1,171	318	1,743	368
Total finance lease expense	$1,357	$440	$2,173	$510
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the nine months ended
	September 30, 2024	September 30, 2023
Operating cash flows used in operating leases	$(714)	$(606)

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term – operating leases (in years)	6.7	7.4
Weighted-average remaining lease term – finance leases (in years)	2.4	3.8
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	9.26%	7.56%
Finance lease asset (1)	$7,554	$5,809
(1) As of September 30, 2024 and December 31, 2023, the Company had recorded accumulated depreciation of approximately $2.7 million and $0.8 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.
Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	Operating Lease	Finance Lease	Total
Three Months Ended December 31, 2024	238	1,062	1,300
Year Ended December 31, 2025	977	4,175	5,152
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Year Ended December 31, 2028	982	121	1,103
Thereafter	2,669	—	2,669
Total lease payments	6,762	8,386	15,148
Less present value discount	(1,906)	(826)	(2,732)
Total	$4,856	$7,560	$12,416

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a summary of segment information for three and nine months ended September 30, 2024 and 2023 (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net revenues
Diagnostic services	$—	$2,491	$—	$24,849
Consumer products	3,146	5,874	9,254	16,036
Consolidated net revenue	3,146	8,365	9,254	40,885
Cost of revenue
Diagnostic services	501	1,798	1,930	10,812
Consumer products	2,810	4,240	8,398	10,778
Consolidated cost of revenue	3,311	6,038	10,328	21,590
Depreciation and amortization expense
Diagnostic services	719	1,916	2,247	3,059
Consumer products	803	655	2,412	1,266
Total Depreciation and amortization expense	1,522	2,571	4,659	4,325
Operating and other expenses	7,428	6,541	20,653	26,105
Income (loss) from operations, before income taxes
Diagnostic services	(1,520)	(2,512)	(7,639)	4,902
Consumer products	(4,364)	(1,384)	(7,738)	(874)
Unallocated corporate	(3,211)	(2,889)	(10,989)	(15,163)
Total loss from operations, before income taxes	(9,095)	(6,785)	(26,366)	(11,135)
Income tax benefit	2,508	1,644	7,361	3,104
Total loss from operations, after income taxes	(6,587)	(5,141)	(19,005)	(8,031)
Net loss	$(6,587)	$(5,141)	$(19,005)	$(8,031)
The following table is a summary of segment information as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Diagnostic services	$37,816	$44,221
Consumer products	33,443	38,358
Unallocated corporate	20,549	9,348
Total assets	$91,808	$91,927
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period, and the if-converted method for convertible debt.
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended		For the nine months ended
Anti-dilutive securities	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Common stock purchase warrants	376	831	376	831
Stock options	3,919	3,289	3,919	3,289
Anti-dilutive securities	4,295	4,120	4,295	4,120
Note 12 - Subsequent Events
2025 Term Note
On October 22, 2024, the Company entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “2025 Term Note”). The Term Note has an implicit interest rate of 15%. The Term Note has a term of twelve (12) months and requires the Company to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at end of term.
Amended Second Future Receipts Financing Agreement
On November 5, 2024, the Company entered into an agreement of sale of future receipts (the “Amended Second Future Receipts Financing Agreement”) pursuant to which Slate restructured the existing Second Future Receipts Financing Agreement (see Note 5) by increasing the outstanding amount to $2.1 million for gross proceeds to the Company of $1.6 million, less origination fees of $35,000 and the outstanding balance under the Second Future Receipts Financing Agreement of $1.0 million, resulting in net proceeds to the Company of $527,000. The Amended Second Future Receipts Financing Agreement shall be repaid by the Company in 24 weekly installments of $89,000.

Public Offering
On November 12, 2024 ("Closing Date"), the Company closed on an underwritten firm commitment public offering whereby the Company sold 4,795,500 shares of common stock, including 625,000 shares of common stock sold upon full exercise of the underwriters' option to purchase additional shares (the "Offering"). Each share of common stock was sold at a public offering price of $0.72 per share for aggregate gross proceeds of $3.45 million. The Company also issued to the representative of the underwriters, or its designees, as partial compensation, warrants to purchase up to 208,500 shares of common stock, which is equal to 5% of the aggregate number of shares of common stock sold in the Offering.

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
Until late fiscal year 2020, we were engaged primarily in the research, development, manufacture, distribution, marketing and sale of over-the-counter ("OTC") consumer healthcare products and dietary supplements in the United States. This includes the development and marketing of dietary supplements under the TK Supplements® brand. However, commencing in December 2020, we also began offering COVID- 19 and were prepared to validate other RPP Molecular tests through our diagnostic service business. In August 2021, we began offering personal genomics products and services and in July 2022 we began focusing on the licensing, development and commercialization of novel drugs, dietary supplements, compounds and diagnostics.
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
Our wholly-owned subsidiary, DNA Complete, Inc. (“DNA Complete”), which was formed on September 24, 2024, for the offering of whole genome sequencing and related services. DNA Complete sequences specimens at Nebula as well as at other laboratories. DNA Complete focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, predict disease risk, identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. DNA Complete currently offers DNA Complete’s whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass retail stores and to provide testing for universities conducting genomic research.Our personal genomics business is and will continue to be impacted by demand for our genetic sequencing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.
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
Results of Operations
Three Months Ended September 30, 2024 as Compared to the Three Months Ended September 30, 2023
For the three months ended September 30, 2024, net revenue was $3.1 million as compared to $8.4 million for the three months ended September 30, 2023. The decrease in net revenue was the result of a $2.5 million decrease in net revenue from diagnostic services, and a $2.7 million decrease in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2023 period. Overall diagnostic testing volume decreased from 13,000 tests in the three months ended September 30, 2023 to zero tests in the three months ended September 30, 2024. None of the tests during the three months ended September 30, 2023 were reimbursed by the HRSA uninsured program.
Cost of revenues for the three months ended September 30, 2024 were $3.3 million, comprised of $0.5 million for diagnostic services and $2.8 million for consumer products. Cost of revenues for the three months ended September 30, 2023 were $6.0 million, comprised of $1.8 million for diagnostic services and $4.2 million for consumer products.
We realized a gross margin loss of $0.2 million for the three months ended September 30, 2024 as compared to a gross margin profit of $2.3 million for the three months ended September 30, 2023. The decrease of $2.5 million was comprised of a decrease of $1.2 million in diagnostic services, and a decrease of $1.3 million in consumer products. For the three months ended September 30, 2024 and 2023, we realized an overall gross margin of (5.2)% and 27.8%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue and 27.8% in the 2024 and 2023 comparable periods, respectively. Gross margin for consumer products was 10.7% and 27.8% in the 2024 and 2023 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the three months ended September 30, 2024 were zero compared to $0.1 million for the three months ended September 30, 2023. The decrease in diagnostic service costs of $0.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to decreased COVID-19 testing volumes in 2024 compared to the 2023 period.

General and administration expenses for the three months ended September 30, 2024 were $7.7 million as compared to $8.2 million for the three months ended September 30, 2023. The decrease in general and administration expenses of $0.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was principally related to a decrease in personnel expenses and professional fees associated with our diagnostic services business.
Research and development costs for the three months ended September 30, 2024 were $122,000 as compared to $428,000 for the three months ended September 30, 2023. The decrease in research and development costs of $306,000 for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest and other income for the three months ended September 30, 2024 was zero as compared to $1,000 for the three months ended September 30, 2023. The decrease in interest income of $1,000 for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the three months ended September 30, 2024 was $1.2 million as compared to $275,000 for the three months ended September 30, 2023. The increase in interest expense of $883,000 for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss for the three months ended September 30, 2024 was $6.6 million, or $(0.35) per share, as compared to net loss of $5.1 million, or $(0.30) per share, for the three months ended September 30, 2023. Diluted loss per share for the three months ended September 30, 2024 and 2023 were $(0.35) per share and $(0.30) per share, respectively.
Nine Months Ended September 30, 2024 as Compared to the Nine Months Ended September 30, 2023
For the nine months ended September 30, 2024, net revenue was $9.3 million as compared to $40.9 million for the nine months ended September 30, 2023. The decrease in net revenue was the result of a $24.8 million decrease in net revenue from diagnostic services, and a $6.8 million decrease in consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2023 period. Overall diagnostic testing volume decreased from 259,000 tests in the the nine months ended September 30, 2023 to zero tests in the nine months ended September 30, 2024. None of the tests during the nine months ended September 30, 2023 were reimbursed by the HRSA uninsured program.
Cost of revenues for the nine months ended September 30, 2024 were $10.3 million, comprised of $1.9 million for diagnostic services and $8.4 million for consumer products. Cost of revenues for the nine months ended September 30, 2023 were $21.6 million, comprised of $10.8 million for diagnostic services and $10.8 million for consumer products.
We realized a gross margin loss of $1.1 million for the nine months ended September 30, 2024 as compared to a gross margin profit of $19.3 million for the nine months ended September 30, 2023. The decrease of $20.4 million was comprised of a decrease of $16.0 million in diagnostic services, and a decrease of $4.4 million in consumer products. For the nine months ended September 30, 2024 and 2023, we realized an overall gross margin of (11.6)% and 47.2%, respectively. Gross margin for diagnostic services was zero, or not applicable due to no revenue, and 56.5% in the nine months ended September 30, 2024 and 2023 comparable periods, respectively. Gross margin for consumer products was 9.3% and 32.8% in the nine months ended September 30, 2024 and 2023 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
Diagnostic services costs for the nine months ended September 30, 2024 were zero compared to $1.9 million for the nine months ended September 30, 2023. The decrease in diagnostic service costs of $1.9 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was due to decreased COVID-19 testing volumes in 2024 compared to the 2023 period.
General and administration expenses for the nine months ended September 30, 2024 were $22.5 million as compared to $26.5 million for the nine months ended September 30, 2023. The decrease in general and administration expenses of $4.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was principally related to a decrease in personnel expenses and professional fees associated with our diagnostic services business.
Research and development costs for the nine months ended September 30, 2024 were $533,000 as compared to $1,144,000 for the nine months ended September 30, 2023. The decrease in research and development costs of $611,000 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest and other income for the nine months ended September 30, 2024 was zero as compared to $39,000 for the nine months ended September 30, 2023. The decrease in interest income of $39,000 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was principally due to the lower account balance of our investment account that bears interest.
Interest expense for the nine months ended September 30, 2024 was $2.3 million as compared to $781,000 for the nine months ended September 30, 2023. The increase in interest expense of $1,535,000 for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss for the nine months ended September 30, 2024 was $19.0 million, or $(1.02) per share, as compared to net loss of $8.0 million, or $(0.47) per share, for the nine months ended September 30, 2023. Diluted loss and earnings per share for the nine months ended September 30, 2024 and 2023 were $(1.02) per share and $(0.47) per share, respectively.
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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended		For the nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
GAAP net income (1)	$(6,587)	$(5,141)	$(19,005)	$(5,141)
Interest, net	1,158	274	2,316	274
Income tax benefit	(2,508)	(1,644)	(7,361)	(1,644)
Depreciation and amortization	2,390	3,143	5,693	3,143
EBITDA	(5,547)	(3,368)	(18,357)	(3,368)
Share-based compensation expense	636	744	3,021	744
Non-cash rent expense (2)	471	99	236	99
Credit loss expense	—	—	—	—
Adjusted EBITDA	$(4,440)	$(2,525)	$(15,100)	$(2,525)
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
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of September 30, 2024 were $1.1 million as compared to $2.1 million at December 31, 2023. Our working capital was $13.5 million and $26.7 million as of September 30, 2024 and December 31, 2023, respectively. The decrease of $1.1 million in our cash and cash equivalents for the nine months ended September 30, 2024 was principally due to $14.0 million cash used in operating activities, capital expenditures of $1.1 million, and repayment of notes payable for $2.5 million, offset by proceeds from the sale of marketable debt securities of $3.4 million, proceeds from issuance of common stock, notes payable and mortgage loan of $13.0 million.
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
On August 15, 2024, the Company and JXVII entered into an amended and restated unsecured promissory note for the JXVII Note (the “Amended JXVII Note”), increasing the principal amount by $2.4 million to $10.0 million, increasing the interest rate from 10% to 15% per annum, and extending the maturity date from January 27, 2026 to August 15, 2027. The Company received $2.3 million cash and exchanged the outstanding interest of $94,000. The amendment was accounted for as a debt modification, and the remaining unamortized debt discount as of the amendment date from the JXVII Note will be amortized over the remaining term of the Amended JXVII Note.
Term Note Agreement

On October 22, 2024, we entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “Term Note”). The Term Note has an implicit interest rate of 15%. The Term Note has a term of 12 months and requires us to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at end of term.
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended September 30, 2024 and 2023, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration's uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration's uninsured program.
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
During the nine months ended September 30, 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2024. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.

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
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2024, except as otherwise disclosed below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We had, as of September 30, 2024, approximately $17.2 million of outstanding indebtedness, net of discounts and approximately $0.5 million in cash and cash equivalents. In addition, on August 15, 2024, we entered into the Amended JXVII Note that increased the principal amount from $7.6 million to $10.0 million; and on October 22, 2024, we entered into the Term Note for cash proceeds of $500,000. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits

Exhibit No.	Description

10.1	Amended and Restated Unsecured Promissory Note and Guaranty issued to JXVII Trust, dated August 15, 2024

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Principal Finance Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification by the Principal Finance Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Date: November 13, 2024
	By:	/s/ Jed Latkin
Jed Latkin
Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)
Date: November 13, 2024