Form 10-K
period 2024-12-31
ProPhase Labs, Inc.
filed 2025-04-01
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $67,230,869 as of June 30, 2024, based on the closing price of the common stock on The Nasdaq Capital Market on such date.
As of March 28, 2025, there were 41,879,017 shares outstanding of the registrant’s common stock, par value $0.0005 per share.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the “2025 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2025 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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
•Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.
•Our projections of future performance may not be indicative of actual results.

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

Risks Related to our Dietary Supplement Business
•Our dietary supplement businesses are subject to extensive governmental regulation.
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

Risks Related to Governmental Regulation
•FDA’s finalized regulations on laboratory-developed tests may impact our operations adversely, and we may not be able to comply with the requirements.
•Laws and regulations regarding direct selling may prohibit or restrict our ability to sell our products in some markets or require us to make changes to our business model in some markets.
•We depend on third party service providers to comply with laws and regulations.
•We must comply with complex laws protecting privacy and security of health information and personal data.

Risks Related to Our Common Stock, Internal Controls and Governance Matters
•Our failure to meet the continued listing requirements of The Nasdaq Capital market could result in a delisting of our common stock.
•If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.
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

PART I
Item 1.    Business
Overview

We are a growth oriented and diversified next generation biotech, genomics and consumer products company company that develops and commercializes novel drugs, dietary supplements, and compounds, and human genomic testing.

We offer whole genome sequencing and related services through our wholly-owned subsidiary, Nebula Genomics, Inc. (“Nebula”) and DNA Complete, Inc. ("DNA Complete").

Our wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”) is focused on the licensing, development and commercialization of novel drugs, dietary supplements, and compounds. We also develop and market dietary supplements under the TK Supplements® brand.

Previously we offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction (“PCR”) testing for COVID-19 and Influenza A and B as well as rapid antigen testing for COVID-19 through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”). ProPhase Diagnostics’ two CLIA- (Clinical Laboratory Improvement Amendments) certified laboratories are located in Old Bridge, New Jersey and Garden City, New York, respectively.

BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test

We own the worldwide exclusive rights to the BE-Smart Esophageal Pre-Cancer diagnostics screening test and related intellectual property assets. The BE-Smart test is aimed at early detection of esophageal cancer. It remains under development but has already been tested by an independent test lab, mProbe, Inc. (“mProbe”), on over 200 human samples. Although further clinical tests are required, the available initial data demonstrates promising potential for early detection of esophageal cancer risk. mProbe, Inc., a precision health and medicine company utilizing clinical proteomics in the oncology space in conjunction with Dr. Christopher Hartley of the prestigious Mayo Clinic, has been utilizing a small sample of tissue collected during endoscopies to help us confirm and optimize the BE-Smart Test. The initial data appears to demonstrate accuracy and reproducibility as well as identification of potential biomarkers for therapeutic drug discovery to treat esophageal cancer. We are continuing to study and develop the BE-Smart test.

In March 2023, we announced a collaboration with mProbe and Dr. Christopher Hartley of Mayo Clinic for the continued development of our BE-Smart Esophageal Pre-Cancer diagnostic screening test. Currently, we plan to commercialize the BE-Smart test as a Laboratory Developed Test (“LDT”). However, on April 29, 2024, FDA released a final rule that classified LDTs as in vitro diagnostics that are regulated by FDA as medical devices under the federal Food, Drug, and Cosmetic Act. Under this approach, FDA proposed to phase out its general enforcement discretion approach for LDTs under a four-year period subject to certain continuing enforcement discretion policies. The final rule was published on May 6, 2024, and in the absence of a successful legal challenge, will become effective after a year, after which medical device regulatory requirements such as medical device reporting, registration and listing, quality system regulation requirements, and premarket authorization requirements, among others, will become applicable eventually. We plan to comply with such requirements, if the final rule is not modified or rescinded.

According to the National Institute of Health Chapter 24: Indications and Outcomes of Gastrointestinal Endoscopy, over 20 million endoscopies are performed every year in the United States; approximately seven million of these procedures are done on patients with higher risk for contracting Esophageal Adeno Carcinoma. Two million of these patients have Barret’s Esophagus, which is a condition in which the flat pink lining of the swallowing tube that connects the mouth to the stomach (esophagus) becomes damaged by acid reflux, which causes the lining to thicken and become red. In patients with Barrett’s Esophagus, one in two hundred will develop esophageal adenocarcinoma. Esophageal cancer is highly lethal and deemed as the sixth cause of cancer death worldwide according to Cancer State Facts, with the overall five-year survival rate less than 20%. We estimate that the reimbursement rate for the test will range between $1,000 to $2,000 per test, giving it a total potential addressable market of $7 billion to $14 billion dollars per year.

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

DNA Complete

DNA Complete focuses on genomics testing technologies, a comprehensive method for analyzing entire genomes, including the genes and chromosomes in deoxyribonucleic acid (“DNA”). The data obtained from genomic sequencing may help to identify inherited disorders and tendencies, predict disease risk, identify expected drug response, and characterize genetic mutations, including those that drive cancer progression. We currently offer DNA Complete’s whole genome sequencing products direct-to-consumers online with plans to sell in food, drug and mass (“FDM”) retail stores and to provide testing for universities conducting genomic research. DNA Complete offers three tiers of DNA testing, Essential, Pro, and Elite, which differ in the amount of DNA analyzed (1x whole genome sequencing (“WGS”), 30x WGS, and 100x WGS, respectively), the level of accuracy, the number of reports per month that consumers would receive, and the total of personalized health reports included (more than 175 reports, more than 250 reports, and more than 350 reports, respectively). The DNA Complete tests include the first year of membership. The DNA Complete platform offers both ancestry and personalized health reports covering a number of health dispositions, such as longevity, mental health, cancer, and more. In addition, DNA Complete offers subscription services to ensure ongoing customer engagement by providing regular updates and new insights. DNA Complete sequences specimens at Nebula, a wholly owned subsidiary of ours, as well as at other laboratories.

DNA Complete also offers DNA Expand, a platform that allows consumers to upload their DNA data from previous DNA tests obtained from other service providers to discover 50x more data points derived from over 35 million genetic variants, and to obtain in-depth health and wellness reports that are based on the latest scientific discoveries. DNA Expand’s database was created from WGS tests that were obtained from 130 countries and are equivalent to roughly 150 million ancestry single nucleotide polymorphisms based tests.

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

Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have not completed any diagnostic testing services that we provide since the fourth quarter of 2024.

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

In August 2023, we teamed up with Certis oncology to use their proprietary CertisAI Predictive Oncology Intelligence to determine what, if any,cancers Linebacker would be most effective against. The outcome from the work with CertisAI will help aid in potential disease modifying treatments in the future.

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

We also expect to launch our Equivir daily supplement that supports users’ immune functions. We are currently awaiting the final results of the trials conducted in India and completed at the end of the third quarter of 2024. Vedic

Lifesciences is currently preparing the statistical analysis report ("SAR") as well as a final report and a journal article to discuss the full results of the trial.

Discontinued Operations

Pharmaloz Contract Manufacturing ("PMI") is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products. PMI provides product development, pre-commercialization services, production, warehousing and distribution services for its customers. Our manufacturing facility, which is located in Lebanon, Pennsylvania, is registered with the United States Food and Drug Administration (“FDA”) and is certified organic and kosher.

Effective January 16, 2025, we sold our PMI to JL Projects, Inc., ("JL Projects"). As a consequence of the sale of PMI, for the years ended December 31, 2024 and 2023, we have classified as discontinued operations (i) all income and expenses attributable to PMI, (ii) the gain from the sale of PMI, and (iii) the income tax expense attributed to the sale of PMI.

The company received $2 million in cash as well as the extinguishment of approximately $11 million in debt and accrued interest as a result of the sale. The Company also transferred approximately $3 million in payables, $1 million in capital leases and over $3 million in the planned plant capital expenditures.

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

Intellectual Property

We have been granted IP in conjunction with our BE_Smart Esophageal Cancer Diagnostic. We maintain various trademarks for our TK Supplements® products including Legendz XL® and Triple Edge XL®. We maintain a trademark for our genomic testing, Nebula Genomics®.

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

We compete with other manufacturers and marketers of dietary supplement products. These suppliers range widely in size. We compete primarily on the basis of price, quality and service. Management believes that our distribution network and marketing nous provides the Company with a significant competitive advantage over other companies marketing similar supplement products.

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

Human Capital Management

We consider talent attraction, development, engagement and retention a key driver to our business success. We are committed to developing a comprehensive, cohesive and positive company culture and employee experience. At December 31, 2024, we employed 96 full-time employees, of which 52 were engaged in our contract manufacturing operations and 34 employees were employed by other subsidiaries of the Company.

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

We have had limited history of profitability. While we were profitable for years ended December 31, 2022 and 2021 due to the diagnostic services that we provided, there is no certainty that we will be profitable in future years. We incurred net losses of approximately $53.4 million as of December 31, 2024 and expect to continue to incur significant operating and capital expenditures. We anticipate that our expenses will increase substantially if, and as we:
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

With the significant reduction of our diagnostic services and as we fund capital expenditures, we also expect to experience limited cash flow for the foreseeable future. We cannot guarantee that revenues from the genomics business will be sufficient to supplant the reduction in the diagnostic services revenues. If these revenues are not sufficient to replace the revenues from our diagnostic services, then the Company may continue to suffer yearly losses. As a result, we will need to generate significant revenues in order to achieve profitability or raise significant capital. We may not be able to generate these revenues or raise capital in the future. Our failure to achieve or maintain profitability could negatively impact the value of our common stock. Refer to risk factors under the section titled "Risks Related to Our Diagnostic Business" for more information relating to risks associated with our diagnostic services and the significant reduction of such services.

We have limited cash on hand, and we will need substantial additional funding and if we are unable to raise additional capital when needed, we may need to incur indebtedness or issue common stock or other securities to finance our operations.

As of December 31, 2024, year-to-date cash used by operating activities was approximately $17.5 million and cash and cash equivalents and marketable securities available for sale were approximately $0.7 million. The Company believes that it has sufficient cash on hand to fund its operations into March of 2026. The exact duration that our liquidity will be sufficient to fund operations depends upon many factors, some of which are outside the control of the Company and is difficult to predict. Our future capital requirements will depend on, and could increase significantly as a result of, many factors, including:

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

In addition, as of December 31, 2024, we had a total of approximately $20.1 million in accounts receivable. These accounts receivable consist primarily of amounts due from government agencies and healthcare insurers, and there is no guarantee we will ever collect the balances. To the extent that we do not generate sufficient cash from operations or do not collect our accounts receivable, our cash balances will decline.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including but not limited to a pandemic, epidemic or infectious disease outbreak such as the conflict in Ukraine or Gaza Strip, and bank failures affecting the financial services industry. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, or additional global financial or political crises, could result in a variety of risks to our business, including delayed clinical trials or preclinical studies, delayed approval of our product candidates, delayed ability to obtain patents and other intellectual property protection, weakened demand for our product or product candidates, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. The extent of the impact of these conditions on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, as well as that of third parties upon whom we rely, will depend on future developments which are uncertain and cannot be predicted. A weak or declining economy also could strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The amount of capital that may be needed to support our various businesses will depend on many factors which may include, but are not limited to (i) the revenue we generate from our personal genomics products and services and drug and dietary supplement lines; (ii) the expenses we incur in growing these businesses and services; (iii) the cost involved in applying for and obtaining FDA, international regulatory or other technical approvals, if required; and (iv) whether we elect to establish partnering or other strategic arrangements for the development, sales, manufacturing and marketing of our products and services.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We had, as of December 31, 2024, approximately $14.9 million of outstanding indebtedness, net of discounts and approximately $0.7 million in cash and cash equivalents. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

Our projections of future performance may not be indicative of actual results.

From time to time, we may provide statements to the marketplace in the form of press releases that contain projections related to our future performance. These include statements relating to our projected revenues, our projected collection of receivables, our estimates of future operating and financial results and our planned strategic initiatives including our potential discussions regarding strategic partnerships and M&A activity. Although this information reflects the good faith expectations and estimates of our management based on the information available at the time that such statements were made, there can be no assurance that our actual performance and results will not differ materially from those contained in these projections. Investors are cautioned not to place undue reliance on any projections that may be provided by us.

Risks Related to Our Diagnostics Business

We may be unable to substitute the revenues from our lab diagnostic services or tests with new business segments.

During years end December 31, 2024 and 2023, the net revenue from diagnostic services was zero and $24.8 million, respectively, which were 0% and 54.9% of our net revenue, respectively. By significantly decreasing our diagnostic services in 2023 and beyond, we will no longer generate the same level of revenues as we did in previous years for this business segment. Unless we are able to increase our revenues from existing or new line of businesses, our overall revenue will be lower than they have been for these historical periods and could adversely impact our business.

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

We also have substantial receivables due to us from certain government-based funding programs. Our payor base for our COVID-19 and influenza tests were principally comprised of governmental bodies, municipalities, and large corporations who paid us directly or through third-party payors. In March 2020, the CARES Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. On March 22, 2022, the Health Resources & Services Administrations (“HRSA”) uninsured program stopped accepting claims for COVID-19 testing and treatment due to the lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the HRSA uninsured program. The expiration of the federal Public Health Emergency on May 11, 2023 also changed regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. Approximately 28.0% of our diagnostic services revenue for the year ended December 31, 2022 was generated from the HRSA program for the uninsured. None of our diagnostic revenues for the year ended December 31, 2024 was generated from the HRSA program for the uninsured.

At December 31, 2024, insurers had significantly aged balances that we are continuing to work to collect. For the years ended December 31, 2024 and 2023, our accounts receivable were approximately 83.6% and 89.3%, respectively, from diagnostic testing services. We estimate our provisions for doubtful accounts based on a number of factors such as payer mix, the agings of the receivables, historical collection experience and assessment of probability of future collections. We routinely review accounts receivable balances in conjunction with these factors and other economic conditions that might ultimately affect the collectability of the patient accounts and make adjustments to our allowances as warranted. In addition, in determination of our year-end reserve balance, our management considered the specific facts and circumstances related to each of the individual payors. However, there will inevitably be billings that are rejected by the insurance carriers and associated receivables that will not be collected. While past history is helpful in informing the determination of an appropriate reserve, its utility is somewhat limited by the circumstances underlying a significant portion of these aged balances; specifically, an unprecedented volume of activity related COVID-19 diagnostic testing. Accordingly, the determination of an appropriate year-end reserve balance required significant management judgment, and the year-end reserve balance established may not be sufficient due to the changes in the facts and circumstances set forth above overtime. We have hired third-party collection providers to assist us with our collection efforts. However, we cannot ensure that we or our third-party collection provider will be successful in collecting outstanding balances. Our inability to collect outstanding balances and reduce our accounts receivable could cause our revenue and ability to achieve profitability to decline and adversely affect our business, prospects and financial condition.

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

Currently, we rely on two suppliers to manufacture our saliva collection kits and tubes used by customers who purchase our personal genomics services. Change in the supplier or design of certain of the materials that we rely on, in particular the saliva collection kit, could result in a requirement for additional premarket review from the FDA before making such a change.

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

Risks Related to our Dietary Supplement Business

Our dietary supplement businesses are subject to extensive governmental regulation.

Our dietary supplement businesses are subject to laws and regulations that cover:

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

We are focused initially on Equivir G (Rx) and our Linebacker portfolio (LB-1 and LB-2) product candidates and, as a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. At anytime, we may choose to divert our attention and financial resources to a certain product candidate within our portfolio at the expense of another if we deem that our resources would be better allocated to pursue such product candidate. Our resource allocation decisions may cause us to fail to timely capitalize on viable commercial products or profitable market opportunities. Our spending on current and future product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements when it would have been more advantageous for us to retain sole development and commercialization rights to that product candidate.

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

Risks Related to Governmental Regulation

FDA’s finalized regulations on laboratory-developed tests may impact our operations adversely, and we may not be able to comply with the requirements.

We market our genetic tests as laboratory-developed tests (“LDT”), and plan to also initially market our BE-Smart Esophageal Pre-Cancer as an LDT. Until recently, the FDA has exercised enforcement discretion on LDTs that are marketed in the United States, provided that the LDTs can meet certain conditions that the FDA has outlined. However, on May 6, 2024, the FDA issued a final rule aimed at helping to ensure the safety and effectiveness of laboratory developed tests (LDTs). The rule amends the FDA’s regulations to make explicit that in vitro diagnostic products (“IVD”) are medical devices under the Federal Food, Drug, and Cosmetic Act (FD&C Act) including when the manufacturer of the IVD is a laboratory. Along with this amendment, the FDA is finalizing a policy under which the FDA will provide greater oversight of IVDs offered as LDTs through a phaseout of its general enforcement discretion approach for LDTs over the course of four years, as well as targeted enforcement discretion policies for certain categories of IVDs manufactured by laboratories. As a result of the final regulations, premarket review, clearance, or approvals may be required by FDA for the products that we are currently marketing or plan to market as LDTs. Our business and operations may be adversely affected because we may be required to cease sales of such products and be required to expend significant resources into collecting data from clinical trials, ensuring compliance with the applicable requirements for medical devices, and preparing and submitting premarket applications for the FDA’s review. We may not be able to complete the required clinical trials to enable marketing of our tests due to resource constraints, or we may not be able to complete them in a timely manner. We also may not be able to comply with the associated regulatory requirements including those of premarket authorization, medical device reporting, quality system regulations, and others. In addition, even if we are able to comply with such requirements or complete the clinical trials in a timely manner, there is no guarantee that FDA will clear or approve our products. FDA may also determine that our tests are not safe or effective, and that they must be removed from the market. The FDA may bring enforcement actions against LDTs that are on the market by sending warning letters, untitled letters, it-has-come-to-our-attention letters, or through other actions such as seizure, recalls, civil monetary penalties, injunction, and import refusals and import alerts, among others. If we cannot obtain the required premarket review, clearance, or approval, we may be forced to stop the marketing of our products, which will impact our operations and financial conditions adversely.

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

Risks Related to Our Common Stock, Internal Controls and Governance Matters

Our failure to meet the continued listing requirements of The Nasdaq Capital market could result in a delisting of our common stock.

Our common stock is listed on the Nasdaq Capital Market under the symbol “PRPH.” In order to maintain that listing, we must satisfy minimum financial and other requirements, including, without limitation, the minimum stockholders’ equity requirement and the minimum bid price requirement. There can be no assurances that we will be successful in maintaining, or if we fall out of compliance, in regaining compliance with the continued listing requirements and maintaining the listing of our common stock on the Nasdaq Capital Market. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, and we would incur additional costs under requirements of state “blue sky” laws in connection with any sales of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities. If Nasdaq delists our common stock, the price of our common stock may decline, and our common stock may be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the pink sheets, which would negatively affect the liquidity of our common stock and an investor may find it more difficult to dispose of their common stock or obtain accurate quotations as to the market value of our common stock.

On September 23, 2024, we notified the Nasdaq Stock Market LLC (“Nasdaq”) that we not in compliance with the audit committee requirement under Nasdaq Listing Rule 5605(c)(2)(A) solely due to a vacancy on the audit committee of our Board resulting from Eleanor McBrier’s resignation from the Board.

On September 26, 2024, we received a notice from Nasdaq indicating that the Company no longer complies with the audit committee requirements as set forth in Nasdaq Listing Rule 5605 and confirming our opportunity to regain compliance within the cure period provided in Nasdaq Listing Rule 5605(c)(4), which is the earlier of our next annual meeting of stockholders or September 20, 2025, or if the next annual stockholders’ meeting is held before March 19, 2025, then we must evidence compliance no later than March 19, 2025. We are evaluating the membership of the audit committee and intends to regain compliance with Nasdaq Listing Rule 5605(c)(2)(A) prior to the expiration of the applicable cure period described above.

On December 26, 2024, we received a letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq indicating that the bid price for our common stock for the last 30 consecutive business days had closed below the minimum $1.00 per share required for continued listing under Nasdaq Listing Rule 5550(a)(2).

Under Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day grace period, or until June 24, 2025, to regain compliance with the minimum bid price requirement. The continued listing standard will be met if we evidence a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days during the 180 calendar day grace period. In order for Nasdaq to consider granting us additional time beyond June 24, 2025, we would be required, among other things, to meet the continued listing requirement for market value of publicly held shares as well as all other standards for initial listing on Nasdaq, with the exception of the minimum bid price requirement. In the event the we do not regain compliance with the $1.00 bid price requirement by June 24, 2025, eligibility for Nasdaq’s consideration of a second 180 day grace period would be determined on our compliance with the above referenced criteria on June 24, 2025.

We continue to actively monitor our performance with respect to the listing standards and will consider available options to resolve any deficiency and maintain compliance with the Nasdaq rules. There can be no assurance that we will be able to maintain compliance or, if we fall out of compliance, regain compliance with any deficiency, or if we implement an option that regains our compliance, maintain compliance thereafter. If we fail to regain compliance with the Nasdaq continued listing standards, our common stock will be subject to delisting from Nasdaq.

If our shares become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain a listing on The Nasdaq Capital Market and if the price of our common stock is less than $5.00, our common stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore, stockholders may have difficulty selling their shares.

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

As of March 28, 2025, our Chief Executive Officer and Chairman of the Board of Directors beneficially owned approximately 6.9% of our common stock. As such, our Chief Executive Officer may exert significant influence over the outcome of matters submitted to stockholders for approval. Consequently, he exercises substantial influence over major decisions including major corporate actions such as mergers and other business combinations transactions which could result in or prevent a change of control of the Company. Circumstances may occur in which the interests of our Chief Executive Officer could be in conflict with the interests of other stockholders. Accordingly, a stockholder’s ability to influence us through voting their shares may be limited.

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

Our Chief Information Officer and IT consultants provide periodic briefings to the audit committee regarding our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses.
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
As of March 28, 2025, there were approximately 147 holders of record.
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

Period	Total number of shares purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1 through October 31, 2024	—	$—	—	$5,411,119
November 1 through November 30, 2024	—	—	—	5,411,119
December 1 through December 31, 2024	—	—	—	5,411,119
	—	$—	—	$5,411,119
(1)There was no other purchases of equity securities for the three months ended December 31, 2024.
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

General
We are a diversified company that offers a range of services including genomics testing, diagnostic testing and human genomic testing. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.
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
Our wholly owned subsidiary, PMI, is a full-service contract manufacturer and private label developer of a broad range of non-GMO, organic and natural-based cough drops and lozenges and OTC drug and dietary supplement products. In January 2025, we sold our PMI to JL Projects.
Our diagnostic service business continued to be impacted by the level of demand for COVID-19 and other diagnostic testing and our ability to collect payment or reimbursement for our testing services for the years ended December 31, 2023 and 2022. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. We have not provided any diagnostics services in the year ended December 31, 2024. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.
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
Results of Operations
December 31, 2024 compared with December 31, 2023

Net revenue for the year ended December 31, 2024, decreased $28.2 million, or 80.6%, to $6.8 million compared to $35.0 million for the year ended December 31, 2023. The decrease in net revenue was the result of an $24.8 million decrease from diagnostic services, and a $3.4 million decrease from consumer products. The decrease in net revenue for diagnostic services was due to decreased COVID-19 testing volumes compared to the 2023 period. Overall diagnostic testing volume decreased from approximately 480,000 tests for the year ended December 31, 2023 to approximately zero tests for the year ended December 31, 2024.

Cost of revenues for the year ended December 31, 2024 was $6.9 million, comprised of $2.3 million for diagnostic services and $4.6 million for consumer products. Cost of revenues for the year ended December 31, 2023 were $19.4 million comprised of $11.8 million for diagnostic services and $7.6 million for consumer products.

We realized a gross loss of $0.2 million for the year ended December 31, 2024, as compared to a gross profit of $15.6 million for the year ended December 31, 2023. The decrease of $15.7 million was comprised of a decrease of $15.4 million in diagnostic services, partially offset by an increase of $0.3 million in consumer products. For the year ended December 31, 2024 and 2023 we realized an overall gross margin of (2.2)% and 44.5%, respectively. Gross margin for diagnostic services was —% and 52.6% for the year ended December 31, 2024 and 2023, respectively. Gross margin for consumer products was 32.2% and 24.6% for the year ended December 31, 2024 and 2023, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.

Diagnostic expenses for the year ended December 31, 2024 were zero as compared to $1.9 million of diagnostic expenses for the year ended December 31, 2023. The decrease in diagnostic expenses of $1.9 million was primarily due to was due to decreased COVID-19 testing volumes for the year ended December 31, 2024 compared to the year ended December 31, 2023 as a result of the Omicron variant, which emerged in early 2022.

General and administration expenses increased $4.4 million for the year ended December 31, 2024 to $37.9 million, as compared to $33.4 million for the year ended December 31, 2023. The increase in general and administration expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was related to the costs to run our genomics operations, and marketing and professional fees associated with the Company's strategic initiatives.

Research and development costs for the year ended December 31, 2024 and 2023 were $0.6 million and $1.4 million, respectively. The decrease in research and development costs for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was principally due to less, and the completion of certain studies. Research and development activities include product research and field testing.

Interest and other income for the years ended December 31, 2024 and 2023 was zero and $78,000, respectively. The decrease in interest income for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to the lower account balance of our investment account that bears interest.
Interest expense for the years ended December 31, 2024 and 2023 was $3.4 million and $1.3 million, respectively. The increase in interest expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was principally due to higher balance of our outstanding debt that bears interest and leased manufacturing equipment.

As a result of the effects described above, net loss for the year ended December 31, 2024 was $53.4 million, or $(2.61) per share, as compared to a net loss of $16.8 million, or $(0.98) per share, for the year ended December 31, 2023. Diluted net loss per share for the years ended December 31, 2024 and 2023 were $(2.61) and $(0.98), respectively.
Non-GAAP Financial Measure and Reconciliation

In an effort to provide investors with additional information regarding our results of operations as determined by accounting principles generally accepted in the United States of America (“GAAP”), we disclose certain non-GAAP financial measures. The primary non-GAAP financial measures we disclose are EBITDA and Adjusted EBITDA.

We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization from continuing operations. Adjusted EBITDA further adjusts EBITDA by excluding acquisition costs, other non-cash items, and other unusual or non-recurring charges (as described in the table below).

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

The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA from continuing operations excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the years ended
	December 31, 2024	December 31, 2023
GAAP loss from continuing operations (1)	$(49,525)	$(16,380)
Interest, net	3,350	1,188
Income tax expense	7,195	(6,018)
Depreciation and amortization	6,187	6,050
EBITDA	(32,793)	(15,160)
Share-based compensation expense	3,638	3,536
Non-cash rent expense (2)	240	117
Credit loss expense	—	91
Adjusted EBITDA from continuing operations	$(28,915)	$(11,416)

(1)We believe that net loss from continuing operations is the financial measure calculated and presented in accordance with GAAP that is most directly comparable to EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA measure the Company’s operating performance without regard to certain expenses. EBITDA and Adjusted EBITDA are not presentations made in accordance with GAAP and the Company’s computation of EBITDA and Adjusted EBITDA may vary from others in the industry. EBITDA and Adjusted EBITDA have important limitations as analytical tools and should not be considered in isolation or as substitutes for analysis of the Company’s results as reported under GAAP.
(2)The non-cash portion of rent, which reflects the extent to which our GAAP rent expense recognized exceeds (or is less than) our cash rent payments. For newer leases, our rent expense recognized typically exceeds our cash rent payments, while for more mature leases, rent expense recognized is typically less than our cash rent payments.
Liquidity and Capital Resources

Our aggregate cash and cash equivalents as of December 31, 2024 were $0.7 million as compared to $1.6 million at December 31, 2023. Our working capital was $(1.5) million and $26.7 million as of December 31, 2024 and 2023, respectively. The decrease of $0.9 million in our cash and cash equivalents for the year ended December 31, 2024 was primarily due to cash used in operating activities and capital expenditures of $0.9 million.

The principal sources of capital to fund our operations have historically been from diagnostic services, genomics sequencing, product sales, net proceeds from the offering of equity securities, and issuances of promissory notes. Based on management’s current business plans, the Company estimates it will have enough cash and liquidity to finance its operating requirements for at least 12 months from the date of filing these audited condensed consolidated financial statements. However, due to the nature of early-stage ventures and accounts receivables collections, there are inherent uncertainties associated with managements’ business plan and cash flow projections, particularly if the Company is unable to grow its business lines, including replacing the revenues from our lab diagnostic services or tests with new business lines, or collect on its accounts receivables in a timely manner or at all. If we were to experience a cash shortfall, we believe our access to existing and other financing sources, including our at-the-market facility, and the established relationships with our investment banks will enable us to continue to meet our obligations and fund ongoing operations.
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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of December 31, 2024, the Commercialization Event had not occurred

JXVII Trust Promissory Note

On January 26, 2023, we issued an unsecured promissory note and guaranty for an aggregate principal amount of $7.6 million (the "JXVII Note") to JXVII Trust (“JXVII”). The JXVII Note is due and payable on January 27, 2026, the third anniversary of the date on which the JXVII Note was funded (the “Note Closing Date”), and accrues interest at a rate of 10% per year from the Note Closing Date, payable on a quarterly basis, until the JXVII Note is repaid in full. We have the right to prepay the JXVII Note at any time after the Note Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to JXVII. Repayment of the JXVII Note has been guaranteed by the Company’s wholly-owned subsidiary, PMI. The Note was repaid as part of the sale of PMI.
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
As of December 31, 2024, the outstanding balance of the Amended JXVII Note was $9.9 million, net of debt discount of $127,000. The Note was subsequently satisfied with the Sale of PMI in January 2025 (See Footnote 18 to the Consolidated Financial Statements)

The JXVII Note contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the JXVII Note may be accelerated. The JXVII Note also contains certain restrictive covenants which, among other things, restrict our ability to create, incur, assume or permit to exist, directly or indirectly, any lien (other than certain permitted liens described in the JXVII Note) securing any indebtedness of the Company, and prohibits us from distributing or reinvesting the proceeds from any divestment of assets (other than in the ordinary course) without the prior approval of JXVII. (See Footnote 11 to the Consolidated Financial Statements).
Term Note Agreement

On October 22, 2024, the Company entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “Term Note”). The Term Note has an implicit interest rate of 15%. The Term Note has a term of 12 months and requires the Company to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at end of term. There are no warrants or convertible features associated with this note.

HRSA Funding

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. Approximately 28.0% of our diagnostic services revenue for the year ended December 31, 2022 was generated from this program for the uninsured. None of our diagnostic revenues for the year ended December 31, 2023 was generated from this program for the uninsured. On March 22, 2022, the HRSA uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were allocated to the HRSA uninsured program. We have concluded performing any testing for uninsured persons in the second half of 2023.

On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the year ended December 31, 2024.
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
In April 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
On November 12, 2024 ("Closing Date"), the Company closed on an underwritten firm commitment public offering under the at-the-market facility, whereby the Company sold 4,795,000 shares of common stock, including 625,000 shares of common stock sold upon full exercise of the underwriters' option to purchase additional shares (the "Offering"). Each share of common stock was sold at a public offering price of $0.72 per share for aggregate gross proceeds of $3.5 million. The Company received net cash proceeds of $3.0 million, which is net of $0.5 million offering cost. Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 239,750 shares of common stock, which is equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Representative’s Warrants will be exercisable at a per share exercise price of $0.90.
For the year ended December 31, 2023, we did not have any sales under the at-the-market facility.
Impact of Inflation
We are subject to normal inflationary trends and anticipate that any increased costs for our contract manufacturing and retail operations would be passed on to our customers; however, any increased costs related to diagnostic services would be absorbed by the Company. Inflation could have a material effect to our business in the future.
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
Discontinued Operations
We classify a business that has been disposed of or is classified as held for sale as a discontinued operation when the disposal represents a strategic shift that has (or will have) a major effect on our operations and financial results. Assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of net loss in the Consolidated Statements of Operations and Comprehensive Loss.
Recently Issued Accounting Standards, Adopted
In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” ("ASU 2024-01"). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other topics of GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concept Statements to provide amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for annual periods beginning December 15, 2024, with early adoption permitted. ASU 2024-02 is not expected to have an impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The adoption of this ASU as of December 31, 2024 resulted in enhanced disclosures, but did not materially impact the Company’s consolidated financial statements.
Recently Issued Accounting Standards, Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This update improves the disclosures about a public entity’s expenses, primarily through additional disclosures of specific information about certain costs and expenses in the notes to financial statements. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of ProPhase Labs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProPhase Labs, Inc. (“the Company”) as of December 31, 2024, and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill & Long-Lived Intangible Assets

Description of the Critical Audit Matter

As discussed in Note 2 of the consolidated financial statements, the Company reviews its goodwill and long-lived intangible assets at least annually for considerations that may indicate the carrying value may not be recoverable and to assess whether the carrying value of the intangible assets exceeds the fair value. Auditing management’s analysis includes tests that are complex and highly judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, fair value estimates are sensitive to significant assumptions and factors such as expectations about future market and economic conditions, revenue growth rates, strategic plans, and historical operating results, among others.

How the Critical Account Matter Was Addressed in the Audit
Our principal audit procedures to evaluate management’s valuation of goodwill consistent of the following, among others:
1.Gaining an understanding of and obtaining management’s analysis and assessing the key indicators.
2.Assessing the reasonableness of the significant inputs, estimates, and assumptions utilized by management in its analysis.
Accounts Receivable and Allowances

Description of the Critical Audit Matter

As described Note 2 of the consolidated financial statements, the Company carries its receivables at the amount of consideration for which it expects to receive less allowances. The Company considers expected reimbursements from insurance providers and government agencies and estimates allowances and credit losses based on historical collection experience, current economic conditions, expectations of future economic conditions, and the period of time in which receivables have been outstanding. The evaluation of potential collectability of accounts receivable may include subjective and potentially complex considerations from management, as well as requiring high degrees of auditor judgment to assess the appropriateness of the audit evidence to support the Company’s assessment. Auditing management’s assessment of collectability of receivables requires subjective auditor judgment and increased extent of effort.

How the Critical Audit Matter was Address in the Audit

Our principal audit procedures to evaluate management’s evaluation receivable and allowance accounts included, among other procedures, the following:
•Gaining an understanding of management’s billing and collection process.
•Testing the completeness and accuracy of management’s assumptions used in developing the allowance for uncollectible accounts receivable.
•Performing an analysis of collection activity on deposits received during the year.
•Testing subsequent collections for a selection of accounts receivable balances, including both material and immaterial account balances at year end.
•Reviewing management’s estimates by evaluating historical collection rates, current and future economic conditions and events, identification of specific allowances by type, and reasonableness of expected collections through third-party data and service providers.
•

Fruci & Associates II, PLLC – PCAOB ID #05525 We have served as the Company’s auditor since 2024. Spokane, Washington
March 31, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of ProPhase Labs, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ProPhase Labs, Inc. and Subsidiaries (the Company) as of December 31, 2023, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 28, 2024 expressed an adverse opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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
b.Testing the completeness and accuracy of the Company’s genomics revenue reports, which included, among other things, performing transaction testing on a sample of genomics tests performed, which included review of payment information as invoices were not available for all selections.
c.Performing a cash reconciliation for online retailers used to ensure the revenue and accounts receivable recognized were reasonable, based on deposits received through December 31, 2023.
d.Performing a cash reconciliation for all business to business customers to ensure the revenue and accounts receivable recognized were reasonable, based on collections through December 31, 2023.
e.Obtaining accounts receivable confirmation for business to business customers with outstanding balances as of December 31, 2023.
f.Reviewing management’s estimated pricing assumptions based on type of kit and quantity of kit ordered through online retailers.
g.Reviewing calculation of management estimate regarding timing of breakage for kit recognition as of December 31, 2023.
h.Reviewing calculation of estimate regarding useful life of subscription revenue.

/s/ Morison Cogen LLP

We served as the Company’s auditor from 2022 to 2024.

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

/s/ Morison Cogen LLP

We have served as the Company’s auditor since 2022 to 2024.

Blue Bell, Pennsylvania
March 28, 2024

PROPHASE LABS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$678	$1,609
Marketable securities, available for sale	—	3,127
Accounts receivable, net	20,058	35,814
Inventory, net	1,143	2,291
Prepaid expenses and other current assets	2,615	1,955
Current assets held-for-sale	6,143	2,789
Total current assets	30,637	47,585

Property, plant and equipment, net	7,501	10,330
Prepaid expenses, net of current portion	217	832
Operating lease right-of-use asset, net	4,115	4,572
Intangible assets, net	9,750	12,333
Goodwill	5,231	5,231
Deferred tax asset	—	7,313
Other assets	310	1,163
Non-current assets held-for-sale	5,439	2,568
TOTAL ASSETS	$63,200	$91,927

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,717	$8,644
Accrued diagnostic services	31	314
Accrued advertising and other allowances	151	24
Finance lease liabilities	2,147	1,840
Operating lease liabilities	1,214	953
Short-term loan payable, net of discount of $237	3,207	—
Deferred revenue	1,698	2,382
Income tax payable	1,987	3,279
Other current liabilities	2,115	2,586
Current liabilities held-for-sale	5,867	835
Total current liabilities	32,134	20,857

PROPHASE LABS, INC AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
Continued

	December 31, 2024	December 31, 2023

Non-current liabilities:
Unsecured promissory notes, net of discount of $127 and $266	$9,873	$7,334
Unsecured long-term debt, net of discount of $423	1,779	—
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	784	1,100
Finance lease liabilities, net of current portion	2,591	4,092
Operating lease liabilities, net of current portion	3,762	4,237
Non-current liabilities held-for-sale	2,924	2,924
Total non-current liabilities	23,713	21,687
Total liabilities	55,847	42,544

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 29,874,029 and 18,045,029 shares outstanding, respectively	23	18
Additional paid-in capital	129,921	118,694
Accumulated deficit	(58,393)	(5,029)
Treasury stock, at cost, 12,940,967 (1) and 18,940,967 shares, respectively	(64,000)	(64,000)
Accumulated other comprehensive loss	(198)	(300)
Total stockholders’ equity	7,353	49,383
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,200	$91,927

(1) This is net of 6,000,000 collateral shares, see Note 6.

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND
OTHER COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share amounts)

	For the years ended
	December 31, 2024	December 31, 2023
Revenues, net	$6,770	$34,984
Cost of revenues	6,920	19,428
Gross (loss) profit	(150)	15,556

Operating expenses:
Diagnostic expenses	—	1,932
General and administration	37,885	33,442
Research and development	594	1,402
Total operating expenses	38,479	36,776
Loss from operations	(38,629)	(21,220)

Interest income, net	—	78
Interest expense	(3,350)	(1,266)
Debt extinguishment loss	(333)	—
Other income	(18)	10
Loss from operations before income taxes	(42,330)	(22,398)
Income tax (expense) benefit	(7,195)	6,018
Loss from continuing operations after income taxes	(49,525)	(16,380)
Discontinued operations:
Loss from discontinued operations, net of tax	(3,839)	(402)
Net loss	$(53,364)	$(16,782)

Other comprehensive (loss) income:
Unrealized income (loss) on marketable securities	102	(1,057)
Total comprehensive loss	$(53,262)	$(17,839)

Net loss per share:
Loss from continuing operations, basic and diluted	$(2.42)	$(0.95)
Loss from discontinued operations, basic and diluted	$(0.19)	$(0.02)
Net loss per share, basic and diluted	$(2.61)	$(0.98)

Weighted average common shares outstanding:
Basic	20,463	17,207
Diluted	20,463	17,207

See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance as of January 1, 2023	16,210,776	$16	$109,138	$11,753	$757	$(58,033)	$63,631
Issuance of common stock in asset acquisition	100,000	1	999	—	—	—	1,000
Repurchases of common shares	(69,628)	—	—	—	—	(588)	(588)
Issuance of common stock to convert outstanding convertible notes	800,000	1	2,399	—	—	—	2,400
Issuance of common stock upon exercise of warrants	400,000	—	1,200	—	—	—	1,200
Issuance of common stock upon stock options cashless exercise	603,881	—	—	—	—	—	—
Issuance of warrants with unsecured promissory note	—	—	398	—	—	—	398
Treasury shares repurchased to satisfy tax withholding obligations	—	—	—	—	—	(5,379)	(5,379)
Unrealized loss on marketable securities, net of taxes	—	—	—	—	(1,057)	—	(1,057)
Stock-based compensation (including $1,024 in prepaid expense)	—	—	4,560	—	—	—	4,560
Net loss	—	—	—	(16,782)	—	—	(16,782)
Balance as of December 31, 2023	18,045,029	18	118,694	(5,029)	(300)	(64,000)	49,383
Issuance of common stock for cash, net of offering cost of $577	5,829,000	2	7,592	—	—	—	7,594
Issuance of treasury shares as collateral for a loan	6,000,000	3	(3)	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	—	102	—	102
Stock-based compensation (including $569 in prepaid expense)	—	—	3,638	—	—	—	3,638
Net loss	—	—	—	(53,364)	—	—	(53,364)
Balance as of December 31, 2024	29,874,029	$23	$129,921	$(58,393)	$(198)	$(64,000)	$7,353
See accompanying notes to consolidated financial statements

PROPHASE LABS, INC & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities
Net loss	$(53,364)	$(16,782)
Less: loss from discontinued operations, net of tax	(3,839)	(402)
Net loss from continuing operations	(49,525)	(16,380)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Realized loss on marketable debt securities	18	(22)
Depreciation and amortization	6,187	6,050
Amortization of debt discount	1,485	132
Amortization on right-of-use assets	457	421
Gain from disposal of fixed assets	(91)	(23)
Stock-based compensation expense	3,638	3,536
Accounts receivable allowances	11,018	724
Inventory valuation reserve	(212)	—
Credit loss expense, direct write-offs	—	91
Debt extinguishment loss	333	—
Changes in operating assets and liabilities:
Accounts receivable	4,738	(617)
Inventory	1,360	170
Prepaid expenses and other current assets	(45)	(216)
Deferred tax asset	7,150	(7,313)
Other assets	853	—
Accounts payable and accrued expenses	5,066	2,862
Accrued diagnostic services	(283)	(695)
Accrued advertising and other allowances	127	(75)
Deferred revenue	(1,000)	(76)
Deferred tax liability	—	(307)
Lease liabilities	(1,408)	(181)
Income taxes payable	(1,292)	(911)
Other liabilities	(377)	637
Net cash used in operating activities - continuing operations	(11,803)	(12,193)
Net cash (used in) provided by operating activities - discontinued operations	(5,735)	305
Net cash used in operating activities	(17,538)	(11,888)

Cash flows from investing activities
Business acquisitions, escrow received	—	478
Business acquisitions, net of cash acquired	—	(2,904)
Purchase of marketable securities	—	(3,819)
Proceeds from sales of marketable securities	—	3,817
Proceeds from maturities of marketable securities	3,374	4,168
Proceeds from dispositions of property and other assets, net	229	46
	For the years ended
	December 31, 2024	December 31, 2023
Capital expenditures	(906)	(2,084)
Net cash provided by (used in) investing activities - continuing operations	2,697	(298)
Net cash used in investing activities - discontinued operations	(275)	(1,071)
Net cash provided by (used in) investing activities	2,422	(1,369)

Cash flows from financing activities
Proceeds from issuance of common stock from public offering, net	7,594	—
Proceeds from issuance of note payable	9,862	7,600
Proceeds from exercise of warrants	—	1,200
Repayment of common stock for payment of statutory taxes on cashless exercise of stock options	—	(5,379)
Repayment of note payable	(4,249)	—
Repurchases of common shares	—	(588)
Net cash provided by financing activities - continuing operations	13,207	2,833
Net cash (used in) provided by financing activities - discontinued operations	978	2,924
Net cash provided by financing activities	14,185	5,757

Decrease in cash, cash equivalents and restricted cash	(931)	(7,500)
Cash and cash equivalents at the beginning of the year	1,609	9,109
Cash and cash equivalents at the end of the year	$678	$1,609

Supplemental disclosures:
Cash paid for income taxes	$1,126	$3,000
Interest payment on the promissory notes	$3,105	$932

Supplemental disclosure of non-cash investing and financing activities:
Assets obtained in exchange for new finance lease obligations	$3,783	$5,809
Issuance of treasury shares as collateral for a loan	$3	$—
Stock-based compensation included in the prepaid expense	$—	$1,024
Issuance of common shares for debt conversion	$—	$2,400
Net unrealized loss, investments in marketable securities	$265	$1,520
Issuance of warrants with unsecured promissory note	$—	$398
Common stock issued in asset acquisition	$—	$1,000

See accompanying notes to consolidated financial statement

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

In October 2020, the Company completed the acquisition of all of the issued and outstanding shares of capital stock of Confucius Plaza Medical Laboratory Corp. (“CPM”), which owned a 4,000 square foot Clinical Laboratory Improvement Amendments (“CLIA”) accredited laboratory located in Old Bridge, New Jersey for approximately $2.5 million, and began offering COVID-19 diagnostic tests through our wholly-owned subsidiary, ProPhase Diagnostics, Inc. (“ProPhase Diagnostics”) in December 2020. Also in December 2020, we expanded our diagnostic service business with the build-out of a second, larger CLIA accredited laboratory in Garden City, New York. Operations at this second facility commenced in January 2021. We offered a broad array of COVID-19 related clinical diagnostic and testing services including polymerase chain reaction (“PCR”) testing for COVID-19 and Influenza A and B through ProPhase Diagnostics, as well as rapid antigen and antibody/immunity testing for COVID-19. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have reduced the amount of diagnostic testing services that we provide since the second half of 2023. Nonetheless we are prepared to provide an increased volume of our diagnostic testing service if diagnostic testing is required due to a new COVID-19 outbreak. In addition, in order to maintain licenses in certain states in which we operate, we currently perform several diagnostic tests each quarter to maintain our certified lab status, and we currently plan to do so for the foreseeable future.

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

The Company also develops and markets dietary supplements under the TK Supplements® brand. The TK Supplements® product line includes Legendz XL®, a male sexual enhancement and Triple Edge XL®, an energy and stamina support product.

The Company's wholly owned subsidiary, Pharmaloz Real Estate Holdings, Inc. (“PREH”), was formed in November 2023, for the purpose to receive additional investment to expand its current facility. There was no operation for

PREH as of December 31, 2024. In January 2025, we sold our PMI to JL Projects, Inc., (“JL Projects”). As a consequence of the sale of PMI, for the years ended December 31, 2024 and 2023, we have classified as discontinued operations (i) all income and expenses attributable to PMI, (ii) the gain from the sale of PMI, and (iii) the income tax expense attributed to the sale of PMI.

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
Segments
In accordance with the Financial Accounting Standards Board's (“FASB”) Accounting Standards Codification (“ASC”) 280, “Segment Reporting” (“ASC 280”), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
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
Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available and is evaluated by the Chief Operating Decision Maker (“CODM”), which for the Company is its Chief Executive Officer, in deciding how to allocate resources and assess performance. We maintain two operating segments: diagnostic services (which includes our COVID-19 and other diagnostic testing services) and consumer products (which includes our contract manufacturing, retail customers, biopharma and personal genomics products and services). See Note 14 Segment Information.
Discontinued Operations
The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale or meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented. Cash flows for continuing and discontinued operations are segregated in the consolidated statements of cash flows for the current and prior periods.
Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the consolidated financial statements and accompanying notes. The notes to the consolidated financial statements are presented on a continuing operations basis unless otherwise noted.
Reclassifications
The Company has reclassified certain amounts on the consolidated balance sheets, consolidated statements of operations and comprehensive loss and consolidated statements of cash flows to conform to current period presentation.
Business and Liquidity Risks and Uncertainties
Our diagnostic service business continued to be impacted by the level of demand for COVID-19 and other diagnostic testing, the prices we are able to receive for performing our testing services, our ability to collect payment or reimbursement for our testing services and ultimately led to our revenues decreasing significantly for the year ended December 31, 2024. On March 22, 2022, the Health Resources & Services Administration (“HRSA”) program stopped accepting claims for COVID-19 testing and treatment provided to uninsured individuals due to lack of sufficient funds. We recognized approximately 480,000 tests for the year ended December 31, 2023, of which 28% were reimbursed by the HRSA uninsured program for the year ended December 31, 2022, and none were reimbursed from the HRSA uninsured program for the year ended December 31, 2023. We did not recognize any tests for the year ended December 31, 2024. As a result, we have reduced the amount of diagnostic testing services that we provide since the fourth quarter of 2023.

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
For the year ended December 31, 2024, $11.8 million was used by operating activities. The Company had cash, cash equivalents, and marketable securities of $0.7 million as of December 31, 2024. Based on management’s current business plans, the Company estimates that it will have enough cash and liquidity to finance its operating requirements for at least one year from the date of filing these financial statements. However, due to the nature of the diagnostic business and the Company's focus thus far on COVID-19, there are inherent uncertainties associated with managements’ business plan and cash flow projections if the Company is unable to grow its diagnostic testing business beyond COVID-19 testing services and to grow its other businesses.
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
Marketable Securities
We have classified our investments in marketable equity securities as available-for-sale and as a current asset. Our investments in marketable securities are carried at fair value, with unrealized gains and as a separate component of stockholders’ equity. Realized gains and losses from our marketable securities are recorded as interest income (expense).

The following is a summary of the components of our marketable securities and the underlying fair value input level tier hierarchy (see fair value of financial instruments) (in thousands):

	As of December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate stock	$148	$—	$(148)	$—
	$148	$—	$(148)	$—

	As of December 31, 2023
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Corporate stock	$3,528	$—	$(401)	$3,127
	$3,528	$—	$(401)	$3,127
We believe that the unrealized gains or losses generally are the result of a change in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets.
Accounts Receivable, net
Accounts receivable consists primarily of amounts due from government agencies and healthcare insurers. Unbilled accounts receivable relates to the delivery of our diagnostic testing services for which the related billings will occur in a future period, after a patient’s insurance information has been validated, and represent amounts we have an unconditional right to receive payment. Unbilled accounts receivable is classified as accounts receivable on the consolidated balance sheet. We carry our accounts receivable at the amount of consideration for which we expect to be entitled less allowances. When estimating the allowances for our diagnostics business, the Company pools its trade receivables based on the following payer types: healthcare insurers and government payers. The Company principally estimates the allowance for credit losses by pool based on historical collection experience, current economic conditions, expectations of future economic conditions, other credits and the period of time that the receivables have been outstanding. To the extent that any individual payers are identified that have deteriorated in credit quality, the Company removes the payers from their respective pools and establishes allowances based on the individual risk characteristics of such payers. On a periodic basis, we evaluate our receivables and establish an allowance, based on a history of past write-offs, government and healthcare insurer payment trends, collections, current credit conditions or generally accepted future trends. Accounts receivable are stated at the net amount expected to be collected, using an expected loss methodology that is referred to as the current expected credit loss (“CECL”) model.
Accounts are written off as uncollectible at the time we determine that collections are unlikely. Accounts receivable, net is comprised of the following (in thousands):

	December 31, 2024	December 31, 2023
Trade accounts receivable	$34,901	$39,678
Unbilled accounts receivable	—	—
	34,901	39,678
Less allowances	(14,843)	(3,864)
Total accounts receivable	$20,058	$35,814

The table below presents a roll forward of the Company's allowance for credit losses (amount in thousands).

Beginning balance as of January 1, 2023	$3,140
Current period provision for expected credit losses	724
Balance as of December 31, 2023	3,864
Current period provision for expected credit losses	11,018
Accounts written off	(39)
Balance as of December 31, 2024	$14,843

For Fiscal 2024 and 2023, we recorded $11.0 million and $0.3 million to credit losses in operating expenses, respectively. The credit loss in 2024 representing a write-off of trade receivables (primarily HRSA related) we have determined to be uncollectible and increased the allowance for credit losses as a reduction of revenue and predictability of collections. The results of these adjustments and our current year allowances, resulted in an allowance of $14.8 million and $3.9 million at December 31, 2024 and 2023, respectively.

At December 31, 2024, within the diagnostic services business, insurers had significantly aged balances that we are continuing to work to collect. The specific facts and circumstances related to each of these individual payors have been considered by our management, which informed the determination of the year-end reserve balance. We continue to pursue collection of amounts due. However, there will inevitably be billings that are rejected by the insurance carriers and associated receivables that will not be collected. We believe that the reserve established at December 31, 2024 is adequate to capture this collectability risk. While past history is helpful informing the determination of an appropriate reserve, its utility is somewhat limited by the circumstances underlying a significant portion of these aged balances; specifically, an unprecedented volume of activity related COVID 19 diagnostic testing. Accordingly, the determination of an appropriate reserve required significant management judgment and was informed by the unique facts and circumstances related to each of the three significant insurers.
Inventory, net
Inventory is valued at the lower of cost, determined on a first-in, first-out basis (“FIFO”), or net realizable value. Inventory items are analyzed to determine cost and the net realizable value and appropriate valuation adjustments are established.
At December 31, 2024 and 2023, the components of inventory are as follows (in thousands):

	December 31, 2024	December 31, 2023
Diagnostic services testing material	$564	$623
Raw materials	147	448
Work in process	65	119
Finished goods	375	1,320
Inventory	$1,151	$2,510
Inventory valuation reserve	(8)	(219)
Inventory, net	$1,143	$2,291
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

We maintain cash and cash equivalents with certain major financial institutions. As of December 31, 2024, our cash and cash equivalents balance was $678,000. Of the total bank balance, $353,000 was covered by federal depository insurance and $325,000 was uninsured at December 31, 2024.
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
In testing for goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. If we conclude otherwise, we are required to perform the two-step impairment test. The goodwill impairment test is performed at the reporting unit level by comparing the estimated fair value of a reporting unit with its respective carrying value. If the estimated fair value exceeds the carrying value, goodwill at the reporting unit level is not impaired. If the estimated fair value is less than the carrying value, an impairment charge will be recorded to reduce the reporting unit to fair value. Management completed a qualitative assessment of Goodwill and it was not deemed impaired at December 31, 2024.
Intangible assets deemed to have finite lives are amortized on a straight-line basis over their estimated useful lives, where the useful life is the period over which the asset is expected to contribute directly, or indirectly, to our future cash flows.

Impairment of Long-Lived Assets
The Company reviews long-lived assets, including property and equipment and finite-lived intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. An impairment loss is recognized when the asset’s carrying value exceeds the total undiscounted cash flows expected from its use and eventual disposition. The amount of the impairment loss is determined as the excess of the carrying value of the asset over its fair value. For the fiscal years ended December 31, 2024 and 2023, the Company did not have an impairment of the long-lived assets.
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
We account for our marketable securities at fair value, with the net unrealized gains or losses of marketable debt securities reported as a component of accumulated other comprehensive income or loss and marketable equity securities change in fair value reported on the condensed consolidated statement of operations. The components of marketable securities are as follows (in thousands):

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Corporate stock	$—	$—	$—	$—

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Corporate stock	$3,127	$—	$—	$3,127
There were no transfers of marketable debt securities between Levels 1, 2 or 3 for the years ended December 31, 2024 and 2023.
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
Contract Balances
As of December 31, 2024 and December 31, 2023, we have deferred revenue of $2.5 million and $3.5 million, respectively. Our new personal genomics business comprised $2.3 million of the deferred revenue as of December 31, 2024. The remainder of deferred revenue relates to research and development (“R&D”) stability and release testing programs recognized as contract manufacturing revenue. Deferred revenues primarily consist of amounts that have been billed to or received from customers in advance of revenue recognition and prepayments received from customers in advance of services performed for the R&D work. We recognize deferred revenues as revenues when the services are performed and the corresponding revenue recognition criteria are met. Customer prepayments are generally applied against invoices issued to customers when services are performed and billed.
The following table disaggregates our deferred revenue by recognition period (in thousands):

	As of December 31, 2024	As of December 31, 2023
Recognition Period
0-12 Months	$1,698	$2,382
13-24 Months	784	1,110
Total	$2,482	$3,492
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

The following table disaggregates the Company’s revenue by revenue source for Fiscal 2024 and 2023 (in thousands):

	For the years ended
Revenue by Customer Type	December 31, 2024	December 31, 2023
Diagnostic services	$—	$24,849
Retail and others	1,492	2,378
Genomic products and services	5,278	7,757
Total revenue, net	$6,770	$34,984
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
Advertising and Incentive Promotions
Advertising and incentive promotion costs are expensed within the period in which they are utilized. Advertising and incentive promotion expense is comprised of (i) media advertising, presented as part of general and administrative expense, (ii) cooperative incentive promotions and coupon program expenses, which are accounted for as part of net revenue, and (iii) free product, which is accounted for as part of cost of revenues. Advertising and incentive promotion expenses incurred from continuing operations for Fiscal 2024 and 2023 were $0.3 million and $1.8 million, respectively.
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
Research and Development
R&D costs are charged to operations in the period incurred, R&D costs incurred for the years ended December 31, 2024 and 2023 were $0.6 million and $1.4 million, respectively. R&D costs are principally related to personnel expenses and new product development initiatives and costs associated with the OTC health care products, dietary supplements and validation costs associated with the diagnostic services business.
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
Discontinued Operations
The Company classifies a business that has been disposed of or is classified as held for sale as a discontinued operation when the disposal represents a strategic shift that has (or will have) a major effect on the Company’s operations and financial results. Assets and liabilities of discontinued operations are presented separately in the Consolidated Balance Sheets, and results of discontinued operations are reported as a separate component of net loss in the Consolidated Statements of Operations and Comprehensive Loss.
Recently Issued Accounting Standards, Adopted
In March 2024, the FASB issued ASU No. 2024-01, “Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards” ("ASU 2024-01"). ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interests and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other topics of GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption, ASU 2024-01 is not expected to have an impact on the Company’s consolidated financial statements.
In March 2024, the FASB issued ASU 2024-02 Codification Improvements - Amendments to Remove References to the Concept Statements to provide amendments to the Codification that remove references to various FASB Concepts Statements. ASU 2024-02 is effective for annual periods beginning December 15, 2024, with early adoption permitted. ASU 2024-02 is not expected to have an impact on the Company’s consolidated financial statements.
In November 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The adoption of this ASU as of December 31, 2024 resulted in enhanced disclosures, but did not materially impact the Company’s consolidated financial statements.
Recently Issued Accounting Standards, Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This update improves the disclosures about a public entity’s expenses, primarily through additional disclosures of specific information about certain costs and expenses in the notes to financial statements. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements.
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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of December 31, 2024, the Commercialization Event had not occurred

The asset purchase does not qualify as a business combination under FASB ASC 805, Business Combinations, and has therefore been accounted for as an asset acquisition. In connection with the Stella Purchased Assets, the Company incurred $0.2 million in transaction costs, which were capitalized into the purchase price of the Stella Purchased Assets. The total purchase price for the Stella Purchased Assets was $6.8 million, which was allocated to the proprietary technology intangible asset acquired. The Company is amortizing the acquired intangible asset on a straight-line basis over its estimated useful life of five years.

Note 4 – Intangible Assets, Net
During the year ended December 31, 2023, the Company acquired intangible assets of $6.8 million included with proprietary intellectual property, in connection with the acquisition of the Stella Purchased Assets. See Note 3.
Intangible assets as of December 31, 2024 and 2023 consisted of the following (in thousands):

	December 31, 2024	December 31, 2023	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	19,101
Less: accumulated amortization	(9,351)	(6,768)
Total intangible assets, net	$9,750	$12,333
Amortization expense for acquired intangible assets was $2.6 million and $2.9 million during the years ended December 31, 2024 and 2023, respectively. The estimated future amortization expense of acquired intangible assets as of December 31, 2024 is as follows (in thousands):

Year ended December 31, 2025	$2,583
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Thereafter	2,445
$9,750
Note 5 – Property, Plant and Equipment
The components of property, plant and equipment are as follows (in thousands):

	December 31, 2024	December 31, 2023	Estimated Useful Life
Leasehold improvements	1,241	374	Lesser of lease term or estimated useful life
Machinery	482	443	3-7 years
Lab equipment	11,813	12,667	3-7 years
Computer equipment and software	2,562	2,562	3-5 years
Furniture and fixtures	383	383	5 years
	16,481	16,429
Less: accumulated depreciation	(8,980)	(6,099)
Total property, plant and equipment, net	$7,501	$10,330
Depreciation expense for Fiscal 2024 and 2023 were $4.2 million and $3.1 million, respectively.

Note 6 - Outstanding Debt
Secured Promissory Note
On December 19, 2024 (the "Closing Date"), PMI entered into a secured promissory note agreement with an individual investor for cash proceeds of $1.0 million (the “PMI Note”). The PMI Note has an annual interest rate of 15%. The PMI Note is due upon the sale of PMI or 12 months from the Closing Date. On December 31, 2024, the Company transferred the outstanding balance of PMI Note to current asset held-for-sale as a result of the disposal of PMI and PREH, which was closed on January 16, 2025 (see Note 17).
Collateralized Loan Agreement
On November 21, 2024 the Company entered into a financing agreement with CJEF Capital Partners PTE Ltd. ("CJEF"), to provide the Company with loan funding to be secured by 6 million common shares (the “Collateralized Loan Agreement”). Funding to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of December 31, 2024 the Company has been provided funding of $500,000 against the Collateralized Loan agreement, with the entire balance remaining outstanding.
Term Note Agreement

On October 22, 2024, the Company entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “Term Note”). The Term Note has an implicit interest rate of 15%. The Term Note has a term of 12 months and requires the Company to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at end of term. There are no warrants or convertible features associated with this note.
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

The Agreement transferred all of the Company’s rights to receive any and all payments, proceeds or distributions of any kind (without set-off, deduction or withholding of any kind), including interest, from the United States Internal Revenue Service (the “IRS”) in respect of the employee retention credits duly and timely claimed by Seller on account of qualified wages paid by Seller and identified as a “Claim for Refund” under Form 941-X Adjusted Employer’s Quarterly Federal Tax Return or Claim for Refund for the second (2nd), third (3rd) and fourth (4th) quarters of 2020, and the first (1st) and second (2nd) quarters of 2021 (the “Tax Refund Claim”) in the aggregate amount of $2.2 million (“Transferred Interests”).

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

The Company recognized a long-term obligation at December 31, 2024 for $1.8 million, which is net of discount of $422,000.
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

During the year ended December 31, 2024, the Company recognized $179,000 interest expense from the amortization of debt discount using the effective interest rate method. As of December 31, 2024, the outstanding balance under the Third Future Receipts Financing Agreement was $201,000, net of debt discount of $31,000.
2024 Second Future Receipts Financing and Amendment

On June 27, 2024, the Company entered into an agreement of sale of future receipts (“Second Future Receipts Financing Agreement”) with Slate Advance (“Slate”) by which Slate purchased from the Company, its future accounts and contract rights arising from the sale of goods or rendition of services to the Company’s customers. The purchase price was approximate $1.5 million, which was paid to the Company on June 28, 2024, net of $42,000 origination fee. The Company also incurred $22,000 brokerage fee which was paid subsequently in July 2024. The Second Future Receipts Financing Agreement requires thirty two average weekly payments of $60,718 for a total repayment of approximate $1.9 million over the term of the agreement.
On November 5, 2024, the Company entered into another agreement of sale of future receipts (the “Amended Second Future Receipts Financing Agreement”) with Slate pursuant to which Slate restructured the existing Second Future Receipts Financing Agreement as described the above by increasing the outstanding amount to $2.1 million for gross proceeds to the Company of $1.5 million, less origination fees of $35,000 and the outstanding balance under the Second Future Receipts Financing Agreement of $1.0 million, resulting in net proceeds to the Company of $527,000. The Amended Second Future Receipts Financing Agreement shall be repaid by the Company in 24 weekly installments of $89,000. The amendment to the Second Future Receipts Financing Agreement was accounted for as a debt extinguishment. As a result, the Company recognized approximately $333,000 of debt extinguishment loss during the year ended December 31, 2024.
During the year ended December 31, 2024, the Company recognized an aggregate of $621,000 interest expense from the amortization of debt discount for both the Second Future Receipts Financing Agreement and the Amended Second Future Receipts Financing Agreement using the effective interest rate method. As of December 31, 2024, the outstanding balance under the Amended Second Future Receipts Financing Agreement was $1.4 million, net of debt discount of $188,000.
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
During the year ended December 31, 2024, the Company recognized $484,000 interest expense from the amortization of debt discount using the effective interest rate method. As of December 31, 2024, the outstanding balance under the Future Receipts Financing Agreement was $759,000, net of debt discount of $18,000.
2023 Secured Mortgage Loan
On December 20, 2023, the Company's wholly-owned subsidiary PREH entered into an Open-End Mortgage Agreement (the "Mortgage Agreement"). The Mortgage provided for a loan of $3.3 million (the "Mortgage Loan") with stated maturity date on January 6, 2034, bore a fixed interest rate of 8.25% per annum and required monthly mortgage payments of principal and interest of $25,000. The obligations under the Mortgage Agreement were secured by PREH's certain real property in Pennsylvania. The Company incurred $341,000 issuance cost, which was recognized as a debt discount and will be amortized using the effective interest method over the term of the Mortgage Loan. The Company retains $627,000 and $540,000 cash in an escrow account as of December 31, 2024 and 2023, respectively. The outstanding balance of the Mortgage Loan was $2.9 million and $2.9 million as of December 31, 2024 and 2023, respectively. On December 31, 2024, the Company transferred the balance in escrow account and the outstanding loan balance to current asset held-for-sale and non-current liability held-for-sale on the Company's consolidated balance sheet, respectively as a result of the disposal of PMI and PREH, which was closed on January 16, 2025 (see Note 17).
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
As of December 31, 2024, the outstanding balance of the Amended JXVII Note was $9.9 million, net of debt discount of $127,000.
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
On September 10, 2023, the Lender converted the remaining $2.4 million principal into 800,000 shares of the Company's common stock. The September 2020 Note was settled in full as of December 31, 2023. For the year ended December 31, 2023, the Company incurred $0.8 million in interest expense under the September 2020 Notes.
Note 7 – Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under the Company's certificate of incorporation may be issued from time to time in one or more series. As of December 31, 2024, no shares of preferred stock have been issued. The Company's board of directors have the full authority permitted by law to establish, without further stockholder approval, one or more series of preferred stock and the number of shares constituting each such series and to fix by resolution voting powers, preferences and relative, participating, optional and other special rights of each series of preferred stock, and the qualifications, limitations or restrictions thereof, if any. Subject to the limitation on the total number of shares of preferred stock that the Company has authority to issue under its certificate of incorporation, the board of directors is also authorized to increase or decrease the number of shares of any series, subsequent to the issue of that series, but not below the number of shares of such series then-outstanding. In case the number of shares of any series is so decreased, the shares constituting such decrease will resume the status that they had prior to the adoption of the resolution originally fixing the number of shares of such series. The Company may, subject to any required stockholder approval, amend from time to time its certificate of incorporation to increase the number of authorized shares of preferred stock or common stock or to make other changes or additions to our capital structure or the terms of our capital stock.
Common Stock Dividends
No dividends have been declared during the year ended December 31, 2024.
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
The Company repurchased 69,628 shares during the year ended December 31, 2023 pursuant to the stock repurchase programs for an aggregate amount of $0.6 million, including commissions. The Company did not repurchase any shares during the year ended December 31, 2024.

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
During the year ended December 31, 2024, the Company sold 1,033,500 shares of common stock pursuant to the Sales Agreement. The Company received cash proceeds of $4.6 million, which is net of $94,000 offering cost incurred by the Sales Agent.
Public Offering
On November 12, 2024 ("Closing Date"), the Company closed on an underwritten firm commitment public offering whereby the Company sold 4,795,000 shares of common stock, including 625,000 shares of common stock sold upon full exercise of the underwriters' option to purchase additional shares (the "Offering"). Each share of common stock was sold at a public offering price of $0.72 per share for aggregate gross proceeds of $3.5 million. The Company received net cash proceeds of $3.0 million, which is net of $0.5 million offering cost. Upon closing of the Offering, the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 239,750 shares of common stock, which is equal to 5.0% of the aggregate number of shares of common stock sold in the Offering. The Representative’s Warrants will be exercisable at a per share exercise price of $0.90.
Collateral Shares
Pursuant to an agreement entered into on November 21, 2024, the Company provided CJEF 6 million common shares transferred from its treasury shares account based on the terms of the Collateralized Loan Agreement (See Note 6). The shares provided are held as collateral retained by CJEF to secure each funding and to be retained until all principal and interest have been paid. CJEF shall return collateral shares upon repayment of the Loan.
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

The Company issued 210,000 and 120,000 options issued under this plan during the year ended December 31, 2024 and 2023, respectively. In addition, during the year ended December 31, 2024, 300,000 options held by a former director were forfeited. As of December 31, 2024, there were 300,000 shares of common stock available to be issued under the 2022 Directors’ Plan.
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
During the year ended December 31, 2024 and 2023, there were 1,080,000 and 1,015,000 stock options issued under the 2022 Plan, respectively.
As of December 31, 2024, there were 405,785 shares of common stock available to be issued under the 2022 Plan.
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
During the years ended December 31, 2024 and 2023, 0 and 1,100,000 stock options were exercised under the 2018 Stock Plan, respectively. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
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

There were no issuances of inducements awards during the year end December 31, 2023.
All inducement awards have been granted outside of the Company’s equity compensation plans pursuant to Nasdaq Listing Rule 5635(c)(4).
Summary of all option grants
The following table summarizes stock options activity during Fiscal 2024 and 2023 (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2023	3,952	$5.35	3.8	$20,379
Granted	1,135	8.65	5.0	—
Exercised	(1,348)	0.98	—	—
Forfeited	(788)	8.64	—	—
Outstanding as of December 31, 2023	2,951	7.30	4.8	693
Granted	1,840	6.01	7.0	—
Forfeited	(910)	7.48	—	—
Outstanding as of December 31, 2024	3,881	$6.64	4.9	$—
Options vested and exercisable	2,108	$6.55	4.1	$—
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.76 and $4.52 for the Company’s common stock on December 31, 2024 and 2023, respectively.
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
During the year ended December 31, 2024 and 2023, the Company granted options to purchase 1,840,000 and 1,135,000 shares of the Company’s common stock to various employees and consultants, respectively. The options grant date fair value was valued at $5.5 million and $4.2 million during the year ended December 31, 2024 and 2023, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements and are expensed over the terms of the consulting agreement for consultants.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during Fiscal 2024 and 2023:

	For the years ended December 31,
	2024	2023
Exercise price	$6.01	$8.65
Expected term (years)	4.5	4.7
Expected stock price volatility	80%	80%
Risk-free rate of interest	4.2%	3.7%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.
Common Stock Warrants
On November 12, 2024, upon closing of the public offering (the "Offering"), the Company issued the Representative warrants (the “Representative’s Warrants”) as compensation to purchase up to 239,750 shares of common stock. The Representative’s Warrants will be exercisable at a per share exercise price of $0.90. The Representative’s Warrants are exercisable, in whole or in part, during the four and one-half year period commencing 180 days from the commencement of sales of the shares of common stock in this offering. The Representative Warrants were valued at $117,000 fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 85.6%, risk free interest rate of 4.3% and expected warrant life of 5 years. There was no net impact recognized by the Company in the accompanying consolidated financial statements as the Representative Warrants were equity-based awards issued for services rendered by the underwriter for the Offering that was offset by the Company recognizing the fair value of the warrants as a direct and incremental costs associated with the offering by reducing paid-in capital for the same amount.
Between August and September 2023, the Company received $1.2 million from the exercise of outstanding warrants with an exercise price at $3.00 per share. The Company issued approximately 400,000 shares of common stock upon these warrant exercises.
On April 6, 2023, the Company issued warrants to a consultant to purchase 250,000 shares of the Company's common stock at an exercise price of $9.00 for a term of 5 years, vesting immediately. The warrants were valued at $1.4 million, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.4%, risk free interest rate of 3.6% and expected warrant life of 5 years, which was initially recognized as a prepaid expense and to be expensed over the term of the consulting agreement. As of December 31, 2024, $0.6 million was remained in the prepaid expense and other current assets on the consolidated balance sheet.
On January 27, 2023, the Company issued five-year warrants to purchase 76,000 shares of the Company's common stock with the unsecured promissory note (see Note 6).

On January 12, 2023, the Company issued warrants to an advisory firm to purchase 50,000 shares of the Company's common stock at an exercise price of $10.00 for a term of 5 years, vesting immediately. The warrants were valued at $300,000 fair value, using the Black-Scholes option pricing model to calculate the grant date fair value of the warrants, with the following assumptions: no dividend yield, expected volatility of 80.9%, risk free interest rate of 3.5% and expected warrant life of 5 years. These warrants were expensed over the 1 year term of the engagement which ended on December 31, 2023.

The following table summarizes warrant activities during Fiscal 2024 and 2023 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2023	855	$8.23	0.9
Warrants granted	376	9.13	4.2
Warrants exercised	(400)	3.00
Outstanding as of December 31, 2023	831	11.16	1.9
Warrants granted	240	0.90	5.0
Warrants expired	(455)	12.83
Outstanding as of December 31, 2024	616	$5.93	3.8
Warrants vested and exercisable	376	$5.93	3.8
The Company recognized $3.6 million and $3.5 million of share-based compensation expense during the year ended December 31, 2024 and 2023, respectively. The Company will recognize an aggregate of approximately $5.2 million of remaining share-based compensation expense related to outstanding stock options and warrants over a weighted average period of 3.3 years.
Note 8 – Defined Contribution Plans
The Company maintains the ProPhase Labs, Inc. 401(k) Savings and Retirement Plan, a defined contribution plan for its employees. The Company's contributions to the plan are based on the amount of the employee plan contributions and compensation. The Company's contributions to the plan for the years ended December 31, 2024 and 2023 were $0.2 million and $0.2 million, respectively.
Note 9 – Income Taxes
The components of the provision (benefit) for income taxes, in the consolidated statements of operations are as follows (in thousands):

	For the years ended
	December 31, 2024	December 31, 2023
Continuing Operations
Current
Federal	$—	$772
State	45	284
	$45	$1,056
Deferred
Federal	5,336	(5,459)
State	1,814	(1,615)
	$7,150	$(7,074)
Income taxes provision (benefit) from continuing operations	$7,195	$(6,018)

A reconciliation of the statutory federal income tax expense (benefit) to the effective tax is as follows (in thousands):

	2024	2023
Statutory Rate - federal	$(7,382)	$(4,788)
State taxes, net of federal benefit	(2,373)	(1,133)
Research & development tax credit	—	(350)
Permanent differences and other	521	510
Income taxes from continuing operations before valuation allowance	(9,234)	(5,761)
Change in valuation allowance	16,429	(257)
Income tax expense (benefit)	$7,195	$(6,018)
Total	$7,195	$(6,018)
The tax effects of the primary “temporary differences” between values recorded for assets and liabilities for financial reporting purposes and values utilized for measurement in accordance with tax laws giving rise to our deferred tax assets are as follows (in thousands):

	For the years ended
	December 31, 2024	December 31, 2023
Net operating loss and capital loss carryforward	$12,033	$4,649
Right of use asset	(1,403)	(1,464)
Other	4,944	4,972
Capital lease obligations	1,403	1,464
Depreciation	783	(479)
Amortization	(997)	(1,612)
Tax credit	350	350
Valuation allowance	(17,113)	(567)
Total	—	7,313
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

As of December 31, 2024, the Company is in a net deferred tax asset position for federal and state jurisdictions. Based on a three-year cumulative income position the Company concluded that the federal and combined state deferred tax assets will not be realized and there is a need for a full valuation allowance at this time. The Company will continue to monitor the need for any valuation allowance changes on a quarterly basis.
.

As of December 31, 2024 there is a valuation allowance of $17.1 million compared to $0.6 million as of December 31, 2023. As of December 31, 2024, the Company has state net operating loss ("NOL") carryforwards of $8.6 million, which begin to expire in 2025 and federal NOL carryforwards of $3.4 million as well as an R&D tax credit carryforward of $0.3 million which can be carried forward indefinitely. A portion of the federal NOL is attributable to 2021 Nebula acquisition, and it is Section 382 limited with an annual limitation of $0.3 million.

The Company is subject to federal, state and local income tax audits from time to time that could result in proposed assessments. Currently, the Company is under audit for its December 31, 2022 tax return with the Internal Revenue Service. There are no ongoing state or local income tax audits as of December 31, 2024.

The Company files a consolidated federal income tax return and separate company state returns as well as combined state returns where applicable.
Note 10 - Other Current Liabilities
The following table sets forth the components of other current liabilities at December 31, 2024 and 2023, respectively (in thousands):

	December 31, 2024	December 31, 2023
Accrued payroll	$75	$127
Accrued bonus	—	1,000
Accrued expenses	1,945	1,423
Accrued returns	32	3
Accrued benefits and vacation	63	33
Total other current liabilities	$2,115	$2,586

Note 11 – Commitments and Contingencies
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

In connection with the Linebacker License Agreement, the Company has incurred approximately $120,000 and $0.6 million in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2024 and 2023, respectively. No clinical studies have begun under this agreement.
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
In connection with the license agreement relating to Equivir, for the years ended December 31, 2024 and 2023, the Company has incurred approximately $100,000 and $0.4 million in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss)respectively.
BE-Smart Esophageal Pre-Cancer Diagnostics Screening Test
In March 2023, and in connection with the Asset acquisition of Stella, we announced a collaboration for the continued development of its BE-Smart Esophageal Pre-Cancer diagnostic screening test. We are pursuing initial commercialization of the BE-Smart test as an LDT (Laboratory Developed Test) and RUO (Research Use Only) for the third quarter of 2025 with full commercialization backed by insurance expected by the third quarter of 2025.
In connection with the license agreement relating to BE-Smart License Agreement, for the years ended December 31, 2024 and 2023, the Company has incurred approximately $170,000 and $0.3 million in general and administrative expenses that are included in the Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. No clinical studies have begun under this agreement.
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
At December 31, 2024 and 2023, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.0 million and $5.2 million, respectively, and right of use assets of approximately $4.1 million and $4.6 million, respectively, which were included in the consolidated balance sheets.
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
On July 21, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Second Equipment Lease") with a vendor. The Second Equipment Lease has a 4-year term and is recognized as a finance lease under ASC 842. The present value of the minimum future obligations of $5.1 million was calculated based on an interest rate of 7.4%, which was recognized in finance lease liabilities in the consolidated balance sheet.
At December 31, 2024 and 2023, the Company had finance lease liabilities of approximately $4.7 million and $5.9 million, respectively, and finance lease assets within property and equipment, net of approximately $4.2 million and $5.8 million, respectively, which were included in the consolidated balance sheets.
Finance Leases - Held-for-Sale
On September 26, 2023, the Company entered into a master lease agreement for a laboratory equipment (the "Third Equipment Lease") with a vendor. The Third Equipment Lease had a 3-year term starting on the commencement date. The commencement date is when the equipment is shipped and installed, then the Company will provide Final Acceptance Certificate to the vendor. On May 14, 2024, all three Final Acceptance Certificates in connection with certain Amended and Restated Lease Schedules to the Third Equipment Lease was delivered by the Company. The amended lease term for each lease schedule is 18-months with 6 quarterly payments. The aggregate present value of the minimum future obligations under these three lease schedules are approximately $3.3 million based on an interest rate of 12.3%, which was recognized in finance lease liabilities in the consolidated balance sheet. The Company also recognized an additional $0.5 million in finance lease assets, which was reclassed from prepaid expenses as of the commencement date.
At December 31, 2024, the Company had finance lease assets and liabilities of approximately $2.4 million and $2.4 million, respectively, which were both reclassed to assets held-for-sale and liabilities held-for-sale as a result of the disposal of PMI and PREH, which was closed on January 16, 2025 (see Note 17).

Depreciation and interest expense related to the Equipment Lease in continuing operation was $1.8 million and $1.0 million for the year ended December 31, 2024 and 2023, respectively.
The following summarizes quantitative information about the Company's operating and finance leases (in thousands):

	For the Years Ended
	December 31, 2024	December 31, 2023
Operating leases:
Operating lease cost	$956	$956
Total operating lease expense	$956	$956
Finance leases:
Interest lease cost	$399	$259
Depreciation expense	1,356	760
Total finance lease expense	$1,755	$1,019
Finance leases held-for-sale:
Interest lease cost- discontinued operations	$199	$—
Depreciation lease cost- discontinued operations	1,394	—
Total finance lease expense - discontinued operations	$1,593	$—
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the Years Ended
	December 31, 2024	December 31, 2023
Operating cash flows used in operating leases	$(716)	$(839)

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term – operating leases (in years)	6.5	7.4
Weighted-average remaining lease term – finance leases (in years)	2.2	3.8
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	9.13%	7.56%
Finance lease asset (1)	$4,242	$5,809
Finance lease asset held-for-sale (2)	$2,389	$—
(1) As of December 31, 2024 and 2023, the Company had recorded accumulated depreciation of approximately $2.3 million and $0.8 million, respectively for the finance lease asset. Finance lease assets are recorded within property and equipment, net on the Company’s consolidated balance sheets.
(2) As of December 31, 2024, the Company had recorded accumulated depreciation of approximately $1.4 million for the finance lease asset held-for-sale. Finance lease assets held-for-sale are recorded within other assets held-for-sale on the Company’s consolidated balance sheets.

Minimum lease payments over the remaining lease periods as of December 31, 2024 are as follows (amounts in thousands):

	Operating Lease	Finance Lease	Total
Year Ended December 31, 2025	$1,214	$4,606	$5,820
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Year Ended December 31, 2028	982	121	1,103
Year Ended December 31, 2029	1,009	—	1,009
Thereafter	1,661	—	1,661
Total lease payments	6,762	7,755	14,517
Less present value discount	(1,786)	(661)	(2,447)
Less liabilities held-for-sale	—	(2,356)	(2,356)
Total	$4,976	$4,738	$9,714
Note 13 – Significant Customers Concentrations
Revenue for years ended December 31, 2024 and 2023 was $6.8 million and $35.0 million, respectively. The Company had no Diagnostic Services for the year ended December 31, 2024 and Diagnostic Services accounted for 71% of the Company's net revenue for the year ended December 31, 2023. The Company decreased its diagnostic services business since the second half of 2023 due to the significant decrease in demand for our diagnostic testing services. For the year ended December 31, 2024 and 2023, there were no consumer products customers that accounted for 10% or more of our total revenues. Collections of diagnostic services revenues are driven by payers, which are government agencies (primarily HRSA), insurance providers, and client payers. For the year ended December 31, 2024, requisitions from government agencies including Medicaid and Medicare were approximately 19% and 81%, respectively. For the year ended December 31, 2023, requisitions from government agencies including Medicaid and Medicare were approximately 17% and insurance providers were 83%.
The Company is subject to account receivable credit concentrations from time-to-time as a result of the timing, payment pattern and ultimate purchase volumes or shipping schedules with our customers. These concentrations may impact its overall exposure to credit risk, either positively or negatively, in that our customers may be similarly affected by changes in economic, regulatory or other conditions that may impact the timing and collectability of amounts due to the Company. Three diagnostic services payers generated 34.8%, 19.3% and 5.3% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31 2024, and 32.6%, 18.7% and 12.6% of our total reimbursement receivable balances from government agencies and healthcare issuers at December 31 2023.
Currently, the Company relies on a sole supplier to manufacture its saliva collection kits used by customers who purchase its personal genomics services. Change in the supplier or design of certain of the materials that the Company relies on, in particular the saliva collection kit, could result in a requirement for additional premarket review from the FDA before making such a change.
Note 14 – Segment Information
The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO as CODM assesses performance and allocates resources across the organization. The operating segments are organized in a manner that depicts the difference in revenue generating synergies that include the separate processes, profit generation and growth of each segment. The diagnostic services segment provides COVID-19 diagnostic information services to a broad range of customers in the United States, including health plans, third party payers and government organizations. The consumer products segment is engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States and also provides personal genomics products and services. The unallocated corporate expenses mainly included professional fees, interest expenses associated with the outstanding debt associated with the Company.

The following table is a summary of segment information for Fiscal 2024 and 2023 (in thousands):

	For the years ended
	December 31, 2024	December 31, 2023
Net revenues
Diagnostic services	$—	$24,849
Consumer products	6,770	10,135
Consolidated net revenue	6,770	34,984
Cost of revenue
Diagnostic services	2,329	11,790
Consumer products	4,591	7,638
Consolidated cost of revenue	6,920	19,428
Depreciation and amortization expense
Diagnostic services	1,604	2,618
Consumer products	4,583	3,432
Total Depreciation and amortization expense	6,187	6,050
Operating and other expenses
Diagnostic services	15,928	12,245
Consumer products	4,484	7,533
Unallocated corporate	15,581	12,126
Total operating and other expenses	35,993	31,904
Loss from operations, before income taxes
Diagnostic services	(19,861)	(1,804)
Consumer products	(6,888)	(8,468)
Unallocated corporate	(15,581)	(12,126)
Total loss from operations, before income taxes	(42,330)	(22,398)
Income tax (expense) benefit	(7,195)	6,018
Net loss from continuing operations	$(49,525)	$(16,380)
The following table is a summary of segment information for Fiscal 2024 and Fiscal 2023 (in thousands):

	December 31, 2024	December 31, 2023
ASSETS
Diagnostic services	$26,069	$44,221
Consumer products	19,745	23,284
Unallocated corporate	5,804	19,065
Assets held-for-sale	11,582	5,357
Total assets	$63,200	$91,927
Note 15 – Net Loss Per Share
Basic loss per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise result in the issuance of common stock that shared in the earnings of the entity. Diluted loss per share also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period, and the if-converted method for convertible debt.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the years ended
	December 31, 2024	December 31, 2023
Loss from continuing operations after income taxes	$(49,525)	$(16,380)
Loss from discontinued operations, net of tax	(3,839)	(402)
Net loss	$(53,364)	$(16,782)
Weighted average common shares outstanding:
Basic	20,463	17,207
Diluted	20,463	17,207
Net loss per share:
Loss from continuing operations, basic and diluted	$(2.42)	$(0.95)
Loss from discontinued operations, basic and diluted	$(0.19)	$(0.02)
Net loss per share, basic and diluted	$(2.61)	$(0.98)
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the years ended
Anti-dilutive securities	December 31, 2024	December 31, 2023
Common stock purchase warrants	616	831
Stock Options	3,881	2,951
Anti-dilutive securities	4,497	3,782
Note 16 – Related Parties
The Company's Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, is a related party to the Company's Chairman and Chief Executive Officer. For the years ended December 31, 2024 and 2023, there were no payments made to the Executive Vice President outside compensation and benefitsfor the position held at the Company.
On February 18, 2025 announced that Stuart Hollenshead has been appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Currently, Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. During the year ended December 31, 2024, consulting services from 10pm Curfew totaled $165,000. Amounts payable 10PM Curfew as of December 31, 2024 was $10,000. The Company continues to utilize 10PM Curfew for consulting services.

Note 17 – Discontinued Operations
Effective January 16, 2025, the Company completed the sale of the Pharmaloz Manufacturing Inc. business and Pharmaloz Real Estate Holdings, Inc. (collectively "Pharmaloz") to JH Partners (see Note 18). The occurrence of the sale of the Pharmaloz reporting unit met the criteria to be reported as a discontinued operation, as the disposal of these components represents a strategic shift for the Company based on the quantitative benchmarks. As of December 31, 2024, the Pharmaloz reporting unit meets all the criteria for held-for-sale accounting.
The Company has reported the results of the discontinued operations as a separate component of income below the income (loss) from continuing operations in each period presented.
The following table presents a reconciliation of discontinued operations for the year ended December 31, 2024 and 2023 (amount in thousands):

	For the Years Ended
	December 31, 2024	December 31, 2023
Revenues, net	$6,442	$9,400
Cost of revenues	7,364	8,717
Gross (loss) profit	(922)	683
Operating expenses:
General and administration	2,569	1,060
Research and development	—	16
Total operating expenses	2,569	1,076
Loss from operations	(3,491)	(393)
Interest expense	(378)	(9)
Other income	30	—
Loss from discontinued operations, net of tax	$(3,839)	$(402)

The following table presents a reconciliation of the carrying amounts of assets and liabilities of the Company that were reclassified to assets held-for-sale and liabilities held-for-sale as of December 31, 2024 and 2023 (amount in thousands):

	December 31, 2024	December 31, 2023
Restricted cash	$627	$540
Accounts receivable, net	605	499
Inventory, net	1,487	1,550
Prepaid expenses and other current assets	3,424	200
Total current assets held-for-sale	6,143	2,789
Property, plant and equipment, net	4,895	2,568
Other assets	544	—
Total non-current assets held-for-sale	5,439	2,568
Total assets held-for-sale	$11,582	$5,357

	December 31, 2024	December 31, 2023
Accounts payable	$2,432	$739
Secured promissory note payable	1,000	—
Finance lease liability	2,356	—
Other current liabilities	79	96
Total current liabilities held for sale	5,867	835
Secured long-term debt, net of discount of $318 and $341	2,924	2,924
Total non-current liabilities held-for-sale	2,924	2,924
Total liabilities held-for-sale	$8,791	$3,759

Note 18 – Subsequent Events
On January 16, 2025, the Company entered into a Stock Purchase Agreement (the “Agreement”) with JL Projects, Inc., a Delaware corporation (“JL Projects”), pursuant to which JL Projects purchased from the Company all of the right, title, and interest in and to all of the issued and outstanding shares of capital stock of Pharmaloz Manufacturing, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“PMI”), and Pharmaloz Real Estate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“PREH”). The transaction closed concurrently with the execution of the Agreement on January 16, 2025.
As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI's manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI.
On January 29, 2025, the Company entered into a common stock purchase agreement with Keystone Capital partners, LLC ("Keystone"), a Delaware limited liability company, whereby the Company may offer and sell, from time to time at its sole discretion, and whereby Keystone has committed to purchase, up to an aggregate of $7,730,973 shares of the Company's common stock, subject to the conditions and limitations set forth in the common stock purchase agreement.
The Company has evaluated subsequent events through March 31, 2025, which is the date the consolidated financial statements were available to be issued. There were no additional subsequent events that required adjustment to or disclosure in the consolidated financial statements.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 9A.    Controls and Procedures 0
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2024. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management conducted an evaluation of our effectiveness of the system of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based upon our review, our management, including our principal executive officer and principal financial and accounting officer, concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2024 due to material weaknesses described below.
Remediation of Material Weakness
In connection with our 2023 Annual Report on Form 10-K, our management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2023, due to material weaknesses. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements could occur but will not be prevented or detected on a timely basis.

The material weaknesses that were identified related to our inability to adequately review certain account reconciliations or controls over the financial statement closing process, issues related to recording revenue in the proper period and regarding principal versus agent considerations, and the Company not maintaining adequate controls over the identification of discrepancies relating to the calculated and recorded deferred costs and cost of sales. The material weaknesses are also attributable to the Company not having sufficient personnel in place to perform the accounting functions and ensure timely close and reporting or timely preparation of accounting records.

Management is committed to remediating the material weaknesses. We have begun the process of implementing changes to our internal control over financial reporting to remediate the control deficiencies that gave rise to the material weaknesses, including making significant improvements to our revenue recognition procedures and working papers to adequately calculate and support revenues associated correct periods including deferrals. We also performed a review financial statement close process and related reconciliations, inclusive of procedures and systems and continue to explore including implementing new automated financial systems related to recording transactions and account reconciliation preparation and review, which will significantly reduce the amount of processes that rely on manual inputs.

We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess throughout 2025.
Changes in Internal Control Over Financial Reporting
Except as described above in “Management’s Report on Internal Control Over Financial Reporting”, there was no change in our internal control over financial reporting identified in connection with evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the fourth quarter of the fiscal year ended December 31, 2024 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.
Item 9B.    Other Information

None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information required under this item is incorporated by reference from the sections of the Company’s Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) titled “Proposal 1 – Election of Board of Directors,” “Executive Officers,” “Governance Policies and Procedures – Code of Conduct,” “Corporate Governance – Committees of the Board of Directors – Audit Committee.” The 2025 Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") not later than 120 days after the close of our fiscal year ended December 31, 2024 and is hereby incorporated by reference.`
Insider Trading Policy and Procedures

We have adopted an insider trading policy governing the purchase, sale, and/or other dispositions of our securities by our directors, officers and employees and other covered persons. We believe these policies and procedures are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation
The information required under this item is incorporated by reference from the section of the 2025 Proxy Statement titled “Executive and Director Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required under this item is incorporated by reference from the sections of the 2025 Proxy Statement titled “Equity Compensation Plan Information” and “Security Ownership.”
Item 13.    Certain Relationships and Related Transactions and Director Independence
The information required under this item is incorporated by reference from the sections of the 2025 Proxy Statement titled “Corporate Governance – Certain Relationships and Related Transactions,” and “Corporate Governance – Director Independence.”
Item 14.    Principal Accountant Fees and Services
The information required under this item is incorporated by reference from the section of the 2025 Proxy Statement titled “Audit and Non-Audit Fees.”

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
1
Underwriting Agreement dated November 7, 2024 between ProPhase Labs, Inc. and ThinkEquity LLC (incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 000-21617) filed on November 13, 2024).

2.1†+
Manufacturing Agreement, dated March 29, 2017, by and between Meda Consumer Healthcare Inc., Pharmaloz Manufacturing, Inc. and Prophase Labs, Inc. (incorporated by reference to Exhibit 2.2 of the Current Report on Form 8-K (File No. 000-21617) filed on March 29, 2017).

2.2+
Stock Purchase Agreement dated January 16, 2025, between ProPhase Labs, Inc. and JL Projects, Inc. (incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 23, 2025).

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

10.18*
Inducement Option Award Agreement, effective as of January 1, 2024, by and between ProPhase Labs, Inc. and Jed A. Latkin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on May 9, 2024).

10.19†
Amended and Restated Unsecured Promissory Note and Guaranty issued to JXVII Trust, dated August 15, 2024 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on August 21, 2024).

10.20
Common Stock Purchase Agreement, dated January 29, 2025, between ProPhase Labs, Inc. and the Investor (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on January 30, 2025).

10.21*†
Hollenshead Offer Letter, dated as of February 14, 2025, by and between ProPhase Labs, Inc. and Stuart Hollenshead (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2025).

10.22*
Inducement Option Award Agreement, effective as of February 17, 2025, by and between ProPhase Labs, Inc. and Stuart Hollenshead (incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K (File No. 000-21617) filed on February 21, 2025).

16.1	Letter from Morison Cogen, dated October 4, 2024 (incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K (File No. 000-21617) filed on October 4, 2024).
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).
21.1**	Subsidiaries of ProPhase Labs, Inc.
23.1**	Consent of Fruci & Associates II, PLLC, Independent Registered Public Accounting Firm
23.2**	Consent of Morison Cogen LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1***	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 of the Annual Report on Form 10-K (File No. 000-21617) filed on March 29, 2024).

101 INS	Inline XBRL Instance Document
101 SCH	Inline XBRL Taxonomy Extension Schema Document
101 CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101 LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101 PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	March 31, 2025
Ted Karkus	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Louis Gleckel	Director	March 31, 2025
Louis Gleckel

/s/ Warren Hirsch	Director	March 31, 2025
Warren Hirsch