Form 10-K/A
period 2024-12-31
ProPhase Labs, Inc.
filed 2025-04-30
CIK 868278

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

As of March 28, 2025, there were 41,879,017 shares outstanding of the registrant’s common stock, par value $0.0005 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 005525	Auditor Name: Fruci & Associates II, PLLC	Auditor Location: Spokane, Washington

EXPLANATORY NOTE

ProPhase Labs, Inc. (the “Company,” “ProPhase,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2025 (the “Original 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K, (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list, and (iii) include disclosure of a subsequent event relating to executive salary deferrals that occurred after the end of the fiscal year but prior to the filing of this Amendment. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information will not be filed by us within 120 days after the end of the fiscal year covered by the Form 10-K.

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

Our Directors

The following table and the paragraphs following the table set forth information regarding the current ages, positions, and business experience of our directors as of April 29, 2025.

Name	Position	Age	Initial Year in Office
Ted Karkus	Chairman of the Board and Chief Executive Officer	65	2009
Louis Gleckel, MD	Director	69	2009
Warren Hirsch	Director	67	2019

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

Audit Committee

The current members of the Audit Committee are Ted Karkus, Louis Gleckel and Warren Hirsch. Mr. Hirsch serves as Chairman of the Audit Committee. The Audit Committee has been established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Board has determined that each of Mr. Hirsch and Dr. Gleckel meets the independence requirements of the Nasdaq listing standards for audit committee members. Additionally, our Board has affirmatively determined that each of Mr. Hirsch and Dr. Gleckel is “independent” as defined by the applicable SEC rules regarding audit committee independence. Our Board has determined that Mr. Hirsch qualifies as an “audit committee financial expert” as defined by the rules of the SEC.

The Audit Committee reviews, analyzes and makes recommendations to the Board with respect to the Company’s accounting policies, internal controls and financial statements, consults with the Company’s independent registered public accountants, and reviews filings containing financial information of the Company to be made with the SEC.

The Audit Committee met 6 times during 2024. The Audit Committee operates under a written charter adopted by the Board, which is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Compensation Committee

The current members of the Compensation Committee are Louis Gleckel and Warren Hirsch. Mr. Barr previously served as Chairman of the Compensation Committee during 2024. The Board has determined that each of Mr. Hirsch and Dr. Gleckel meets the independence requirements of the Nasdaq listing standards for compensation committee members.

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

The Compensation Committee met 3 times during 2024. The Compensation Committee operates under a written charter adopted by the Board, which is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Nominating Committee

The members of the Nominating Committee are Louis Gleckel and Warren Hirsch. Dr. Gleckel serves as Chairman of the Nominating Committee. The Board has determined each of Mr. Hirsch and Dr. Gleckel meets the independence requirements of the Nasdaq listing standards for nominating committee members.

The Nominating Committee is responsible for developing and recommending criteria for selecting new directors and oversees evaluations of the Board and committees of the Board. The Nominating Committee has the responsibility to oversee the Company’s Corporate Governance Guidelines and propose changes to such guidelines from time to time as may be appropriate.

The Nominating Committee met 2 time during 2024. The Nominating Committee operates under a written charter adopted by the Board, which is available on our website at www.ProPhaseLabs.com under “Investor Relations —Governance— Governance Documents.”

Meetings of the Board of Directors in 2024

For the fiscal year ended December 31, 2024, there were 9 meetings of the Board. Each of the directors attended, in person or by telephone, more than 75% of the meetings of the Board and the committees on which he served.

The independent members of the Board met in executive session 5 times during 2024.

Each director is expected to make reasonable efforts to attend Board meetings, meetings of committees of which such director is a member and annual meetings of stockholders. All four of the directors attended the 2024 Annual Meeting of Stockholders either in person or by video conference.

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

Our Executive Officers

The following table and the paragraphs following the table set forth information regarding the current ages, positions, and business experience of the current executive officers of the Company as of April 29, 2025.

Name	Position	Age
Ted Karkus	Chairman of the Board and Chief Executive Officer	65
Stu Hollenshead	Chief Operating Officer	41

See “Our Directors” for Mr. Karkus’s biography.

STU HOLLENSHEAD is a seasoned C-level executive with 15+ years of experience in media, e-commerce, marketing, and technology. He has led growth, monetization, and audience engagement for top digital brands.

At TheStreet, he scaled DTC subscriptions to $30M and pioneered AI-driven content automation. At Business Insider, he drove audience growth, contributing to its $442M acquisition by Axel Springer. At WWE, he helped WWE Network reach nearly 2M subscribers.

As COO & CBO of Barstool Sports, he led record-breaking expansion, culminating in its $551M acquisition by Penn Entertainment. Now simultaneously CEO of 10PM Curfew, a female-centric platform with an audience of 70M+, Stu continues to build and scale high-growth businesses each and every day.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has been involved in any material legal proceeding during the past ten years.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Item 11.	Executive Compensation

Summary Compensation Table (2024 and 2023)

The following summary compensation table sets forth the total compensation paid or accrued for the years ended December 31, 2024 and 2023 to our Chief Executive Officer, our former Chief Accounting Officer and our former Chief Financial Officers. We refer to these officers as our “named executive officers” for 2024 and 2023.

NOTE REGARDING VALUATION OF OPTION AWARDS

The amounts reported in the “Option Awards” column represent the aggregate grant-date fair value of stock option awards calculated in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, “Compensation—Stock Compensation.” The fair value of each option award is based on the Black-Scholes option pricing model and reflects accounting assumptions required under U.S. generally accepted accounting principles (GAAP), not the actual economic value realized by the executive.

These accounting-based values are intended to reflect the estimated cost to the Company at the time of grant and are not necessarily indicative of any value the executive has received or will ultimately receive. Importantly, the stock options granted to our named executive officers, including our Chief Executive Officer, have consistently had exercise prices equal to or greater than the market price of our common stock on the date of grant. As of the date of this filing, all such options remain underwater, meaning the current market price of our stock is below the exercise price of the options. Accordingly, these options have no intrinsic value and provide no economic benefit to the executives unless and until the Company’s stock price increases materially above the grant price.

The following stock option grants were made in 2023 and 2024 and are included in the compensation valuation disclosures:

● Ted Karkus (CEO): 400,000 options granted on March 17, 2024, with an exercise price of $6.00 per share.
● Ted Karkus (CEO): 400,000 options granted on April 4, 2023, with an exercise price of $9.00 per share.
● Robert Morse (CFO): 50,000 options granted on April 4, 2023, with an exercise price of $9.00 per share.
● Stuart Hollenshead (COO): 500,000 options granted on February 17, 2025, with an exercise price of $6.00 per share (inducement award granted outside a shareholder-approved plan).

Investors should therefore interpret the values disclosed in the compensation tables as accounting estimates—not as current or guaranteed compensation to the executive officers. These options currently have no intrinsic value.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)	All Other Compensation ($)(2)	Total ($)
Ted Karkus	2024	675,000	200,000	1,220,000	28,200	2,123,200
Chief Executive Officer	2023	675,000	200,000	2,465,000	27,200	3,367,200

Jed Latkin(3)	2024	350,000	80,000	1,315,000	27,200	1,772,200
Chief Operating Officer	2023	—	—	—	—	—

Robert Morse	2024	126,827	—	—	—	—
Former Chief Financial Officer	2023	275,000	19,890	246,500	—	541,390

Monica Brady(4)	2024	—	—	—	—	—
Former Chief Accounting Officer	2023	200,000	—	—	10,680	210,680

(1)

For Mr. Karkus, the amount reported for 2024 consists of a $200,000 discretionary bonus awarded to Mr. Karkus in April 2024 for his 2023 contributions to the Company and for 2023 consists of a $200,000 discretionary bonus awarded to Mr. Karkus in March 2023 for his 2022 contributions to the Company.

For Mr. Latkin, the amount reported for 2024 consists of a $80,000 sign-on bonus awarded to Mr. Latkin in January 2024, which was in conjunction with his employment agreement.

For Mr. Morse, the amount reported for 2023 consists of a $19,890 discretionary bonus awarded to Mr. Morse in March 2023 for his 2022 contributions to the Company.

(2)

For Mr. Karkus, the amounts reported for 2024 2023 consists of a $15,000 vehicle allowance and a $13,200 matching contribution to the Company’s 401(k) defined contribution plan and 2023 consists of a $15,000 vehicle allowance and a $12,200 matching contribution to the Company’s 401(k) defined contribution plan.

For Mr. Latkin, the amount reported for 2024 consists of a $10,800 vehicle allowance and a $16,400 matching contribution to the Company’s 401(k) defined contribution plan.

For Ms. Brady, the amounts reported for 2023 consists of a $5,000 vehicle allowance and a $5,680 matching contribution in the Company’s 401(k) defined contribution plan.

(3)	Mr. Latkin served as Chief Operating Officer effective January 1, 2024. Mr. Latkin resigned as Chief Operating Officer effective February 14, 2025.

(4)	Ms. Brady resigned as Chief Accounting Officer effective January 13, 2023.

Compensation Philosophy

Our Compensation Committee believes that the most effective compensation program should:

●	attract and retain talented executives who will lead us through the challenges that we may face and put us in a position to grow and succeed;

●	motivate our executives to achieve short-term, medium-term and long-term financial and strategic goals;

●	reward our executives for the achievement of individual and corporate objectives; and

●	align the interests of management with those of our stockholders by providing incentives for superior performance that improves stockholder value.

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

2022 Advisory Stockholder Vote on Executive Compensation

On May 19, 2022, at our 2022 Annual Meeting of Stockholders, our stockholders overwhelmingly approved, on a non-binding advisory basis, the compensation of the Company’s named executive officers, including the Company’s compensation practices and principles and their implementation, as discussed and disclosed in the compensation tables and related narrative disclosure (the “Say on Pay Vote”) contained in our 2022 Proxy Statement. The Compensation Committee appreciates and values the views of our stockholders. In light of the strong level of support of the overall pay practices, and of the general effectiveness of our long-standing compensation policies, the Board and the Compensation Committee have not made any specific changes to our executive compensation program.

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

Equity Compensation Plans

Our Compensation Committee believes that equity-based participation provides our executive officers a strong economic interest in maximizing stock price appreciation over the long term and aligns their interests with those of our stockholders. Equity-based awards are made pursuant to the Company’s equity incentive plans, including the Amended and Restated 2022 Equity Compensation Plan and the Amended 2021 Omnibus Equity Incentive Plan.

On June 16, 2023, at our 2023 Annual Meeting of Stockholders, our stockholders overwhelmingly approved the Amended and Restated 2022 Equity Compensation Plan, which had been previously approved by the Board of Directors on April 23, 2023. The Amended and Restated 2022 Equity Compensation Plan provides for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, and other stock-based awards to our employees, directors, and consultants. The material terms of this plan, including the number of shares authorized for issuance, are described in Proposal 3 of our Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 27, 2023, which description is incorporated herein by reference.

On June 20, 2024, our stockholders approved an amendment to the 2021 Omnibus Equity Incentive Plan (the “Amended 2021 Plan”) to increase the number of shares authorized for issuance thereunder. The Amended 2021 Plan, like the Amended and Restated 2022 Equity Compensation Plan, allows for the grant of stock options, stock appreciation rights, and other stock-based awards. The material terms of the Amended 2021 Plan are described in Proposal 2 of our Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 15, 2024, which description is incorporated herein by reference.

The Amended and Restated 2022 Equity Compensation Plan has served as a key retention tool. Retention is a significant factor in determining both the type of award granted and the number of shares underlying each award. Our Compensation Committee also considers cost to the Company and our goal of using equity awards to drive and reward performance over time. Stock options, restricted shares, and other stock-based grants are used to promote long-term value creation, reward continued service, and align the interests of key employees and executives with those of stockholders.

In determining the size of an option, restricted stock, or other stock grant to a named executive officer, both upon initial hire and on an ongoing basis, our Compensation Committee considers competitive market factors, the size of the available equity incentive pool, cost to the Company, the executive’s current equity holdings, and individual contributions to corporate performance.

Although we do not maintain a specific target for equity ownership, our Compensation Committee recognizes that equity participation encourages executive focus on stock price performance, enhances retention, and supports alignment with stockholder interests. Accordingly, the exercise price of stock options is tied to the fair market value of our common stock on the date of grant. Option grants typically vest over two to three years, although longer vesting periods or immediate vesting may be approved depending on circumstances. The Committee does not use a fixed formula to determine the size of awards, which may vary from year to year based on the factors described above.

Consistent with our executive compensation philosophy, our Compensation Committee continues to utilize equity awards such as restricted stock to align executive and stockholder interests. The value of such awards is linked directly to our stock price, which in turn reflects overall Company and individual executive performance.

In 2024, the Compensation Committee adopted an annual equity grant cadence for key employees, including executive officers, to align with market practice, smooth the impact of stock price volatility, and enhance retention through long-term vesting. These annual grants are distinct from any performance or bonus-based equity awards, which are evaluated separately. As part of this cadence, in March 2024, the Compensation Committee approved stock option grants to Mr. Ted Karkus and other key employees under the Amended and Restated 2022 Equity Compensation Plan.

Defined Contribution Plan

In 1999, we implemented a 401(k) defined contribution plan for our employees. The 401(k) plan is the Company’s primary retirement benefit for its employees, including its executives. For executive officers, as well as all other employees, the Company makes a contribution to the plan annually based on the amount of the employee’s 401(k) plan contributions and compensation. The contribution to the plan by the Company consists of a 100% match of the employee’s contribution, up to 4% per person, per annum. The Company’s total contribution to the 401(k) plan in 2024 for its named executive officers, in the aggregate, was approximately $25,400. Company contributions to the Company’s 401(k) plan are included in the Summary Compensation Table as “Other Compensation.”

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

Subsequent Event – Executive Compensation Deferral

In February 2025, Mr. Karkus voluntarily agreed to defer all of his salary compensation in excess of $200,000 per annum until the earlier of (i) the sale of the Company’s wholly owned subsidiary, Nebula Genomics, Inc., or (ii) the successful collection of certain accounts receivable related to laboratory testing services performed during the COVID-19 pandemic; or (iii) another significant liquidity event. These deferred compensation arrangements are designed to support the Company’s short-term liquidity objectives and strategic initiatives.

In addition, other members of senior management have also voluntarily agreed to defer a portion of their salary compensation under similar terms. These deferrals reflect the leadership team’s commitment to the long-term success of the Company and alignment with stockholder interests.

Compensation Arrangement with Robert A. Morse

On April 4, 2023, the Company promoted Robert A. Morse, Jr. from Controller to Chief Financial Officer. In connection with his promotion, the Compensation Committee approved a new compensation package consisting of an annual base salary of $275,000 and a grant of stock options to purchase 50,000 shares of the Company's common stock under the Amended and Restated 2022 Equity Compensation Plan. The options have an exercise price of $9.00 per share, a term of seven years, and vest in equal annual installments over a three-year period commencing on the first anniversary of the grant date, subject to Mr. Morse’s continued employment with the Company.

Mr. Morse received an annual base salary of $275,000 from April 2023 through December 2023 for his service as Chief Financial Officer. Mr. Morse resigned on May 31, 2024.

Compensation Arrangement with Monica Brady

Ms. Brady received an annual base salary of $200,000 for 2023. She was also eligible to receive a bonus and equity awards in the sole discretion of the Compensation Committee, as well as regular benefits routinely provided to other senior executives of the Company.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table sets forth information concerning outstanding equity awards held by each of our named executive officers for the last completed fiscal year of December 31, 2024, as of December 31, 2024.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Ted Karkus	100,000	(1)	400,000	(1)	9.00	4/4/2030
	100,000	(2)	300,000	(2)	6.00	3/16/2031
Jed Latkin	17,500	(3)	17,500	(3)	6.84	3/12/2030
	125,000	(4)	375,000	(4)	6.00	12/31/2030
Robert Morse	-	(5)	-	(5)	-	-

(1)	Award of 500,000 options was granted on April 4, 2024 was scheduled to vest in 5 equal annual installments beginning on April 4, 2024, subject to Mr. Karkus continued service through each vesting date.
(2)

Award of 400,000 options was granted on March 17, 2024 was scheduled to vest in 4 equal annual installments beginning on March 17, 2024, subject to Mr. Karkus continued service through each vesting date.

(3)

Award of 35,000 options was granted on March 13, 2023 was scheduled to vest in 4 equal annual installments beginning on March 13, 2023, subject to Mr. Latkin continued service through each vesting date.

(4)	Award of 125,000 options was granted on January 1, 2024 was scheduled to vest in 4 equal annual installments beginning on January 1, 2024, subject to Mr. Latkin continued service through each vesting date.
(5)	As of December 31, 2024, Mr. Morse had no outstanding or exercisable options.

Pay Versus Performance

The following table reports the compensation of our Principal Executive Officer (the “PEO”) and the average compensation of the other named executive officers for the respective fiscal year (“Other NEOs”) as reported in the Summary Compensation Table for the past two fiscal years as provided in this Amendment and the Company’s proxy statement as filed with the SEC on April 27, 2023, as well as their “compensation actually paid” as calculated pursuant to recently adopted SEC rules and certain performance measures required by the rules.

The table below presents the relationship between executive compensation actually paid and the Company’s financial performance, as required by Item 402(v) of Regulation S-K. The “compensation actually paid” to our PEO and our non-PEO NEOs” is determined in accordance with SEC rules and differs meaningfully from the total compensation reported in the Summary Compensation Table (“SCT”).

To calculate “compensation actually paid,” we begin with the SCT total and then apply adjustments as prescribed by SEC guidance, including:

● Subtracting the grant date fair value of equity awards included in the SCT;

● Adding or subtracting the change in fair value of equity awards granted in current and prior years that remained outstanding at year-end;

● Adding the fair value at vesting for awards that vested during the year;

● Subtracting prior-year fair values of awards that were forfeited or expired during the year;

● Including dividends or other earnings on stock or option awards, if not otherwise reflected in fair value.

These adjustments result in a figure that includes the accounting-based fair value of equity awards, which may fluctuate from year to year based on changes in our stock price and other valuation inputs, regardless of whether such awards have been exercised or settled. In certain cases, the compensation actually paid may include the fair value of stock options or other equity awards that are currently unexercised and/or out-of-the-money, meaning their exercise price exceeds the current market price of our common stock. The options do not currently have and have not had any intrinsic value since the grant.

As a result, the values reported under “compensation actually paid” should be understood as reflective of accounting valuations based on prescribed methodologies, and not necessarily as amounts received, earned, or realized by the executive officers during the applicable year.

Year	Summary Compensation Table Total for PEO(1) ($)	Compensation Actually Paid to CEO(3)(4) ($)	Average Summary Compensation Table Total for Other NEOs(2) ($)	Average Compensation Actually Paid to Other NEOs(3)(4) ($)	Value of Initial Fixed $100 Investment Based on: Total Shareholder Return(5) ($)	Net Income ($ in thousands)
2024	2,123,200	497,200	1,772,200	823,450	7.86	(53,364)
2023	3,367,200	1,922,200	370,695	226,195	46.94	(16,782)

(1)	The amounts reflect the Summary Compensation Table total compensation for Ted Karkus, our PEO for each of the years listed.

(2)	For 2024, the amount reflects the Summary Compensation Table average compensation total for Jed Latkin, our Chief Operating Officer and Robert Morse, our former Chief Financial Officer. For 2023, the amount reflects the Summary Compensation Table average compensation total for Robert Morse, our former Chief Financial Officer and for Monica Brady, our former Chief Accounting Officer.

(3)	The amounts shown for Compensation Actually Paid to our PEO and Average Compensation Actually Paid to the Other NEOs have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually realized or received by such persons. These amounts reflect total compensation as set forth in the Summary Compensation Table above for each year, adjusted as described in footnote 4 below.

(4)	The dollar amounts reported in these columns represent the amounts of “compensation actually paid.” The amounts are computed in accordance with Item 402(v) of Regulation S-K by deducting and adding the following amounts from the “Total” column of the SCT (pursuant to SEC rules, fair value at each measurement date is computed in a manner consistent with the fair value methodology used to account for share-based payments in our financial statements under GAAP).

	2024		2023
SCT Total to CAP Reconciliation	PEO	Other NEOs	PEO	Other NEOs
SCT Total	$2,123,200	$1,772,200	$3,367,200	$370,695
(Deduct): Aggregate value for stock awards and option awards included in SCT Total for the covered fiscal year	(1,220,000)	(1,315,000)	(2,465,000)	(246,500)
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	33,000	37,500	1,020,000	102,000
Add (Deduct): Year-over-year change in fair value at covered fiscal year end of awards granted in any prior fiscal year that were outstanding and unvested at the covered fiscal year end	(796,000)	-	-	-
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	305,000	328,750	-	-
Add (Deduct): Changes as of the vesting date (from the end of the prior fiscal year) in fair value of awards granted in any prior fiscal year for which vesting conditions were satisfied during the covered fiscal year	52,000	-	-	-
CAP Amounts (as calculated)	$497,200	$823,450	$1,922,200	$226,195

(5)	This column shows Total Shareholder Return (“TSR”) on a cumulative basis for each year of the two-year period from 2023 through 2024. Dollar values assume $100 was invested for the cumulative period from December 31, 2023 through December 31, 2024 in the Company. Historical performance is not necessarily indicative of future stock performance.

Pay for Performance Relationship

In accordance with Item 402(v) of Regulation S-K, we are providing the following descriptions of the relationships between information presented in the Pay Versus Performance table above.

Compensation Actually Paid and Company TSR

The graph below shows the relationship between (1) compensation actually paid to our PEO and the average of the compensation actually paid to our other NEOs and (2) our cumulative TSR, over the two fiscal years ending December 31, 2024.

CAP versus Total Shareholder Return
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Compensation Actually Paid
$50
$45
$40
$35
$30
$25
$20
$15
$10
$5
$-
TSR Return on Investment
2023
2024
PEO Compensation Actually Paid
Average NEO Compensation Actually Paid
PRPH value of $100 Invested 12/31/22

Compensation Actually Paid and Net Loss

The graph below shows the relationship between compensation actually paid to our PEO and the average of the compensation actually paid to the Other NEOs and net loss attributable to the Company over the two fiscal years ending December 31, 2024, as reported in the Company consolidated financial statements.

CAP versus Net Loss
$2,500,000
$2,000,000
$1,500,000
$1,000,000
$500,000
$-
Compensation Actually Paid
$-
$(10,000,000)
$(20,000,000)
$(30,000,000)
$(40,000,000)
$(50,000,000)
$(60,000,000)
Net Loss
2023
2024
PEO Compensation Actually Paid
Average NEO Compensation Actually Paid
Net Loss

Director Compensation for 2024

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

For the period beginning July 1, 2024 and ending June 30, 2025 (the “2024 Director Period”), our non-employee directors are entitled to receive:

●	a $15,000 annual cash service retainer (to be paid in quarterly installments beginning September 30, 2024); and

●	a stock option to purchase 70,000 shares of the Company’s common stock with an exercise price of $6.00 per share (the closing price of the Company’s common stock on the grant date); vesting in four equal quarterly installments of 17,500 shares over one year, with the first quarterly installment vesting on September 30, 2024 and each additional installment vesting quarterly thereafter, subject to the director’s continued service with the Company on each such vesting date.

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

Name (1)	Fees Earned or Paid in Cash ($)	Option Awards (2) ($)	Total ($)
Jason Barr	17,5000	163,000	180,500
Louis Gleckel, MD	26,250	163,000	189,250
Warren Hirsch	26,250	163,000	189,250

(1)	Our employee directors do not receive director fees. Accordingly, Mr. Ted Karkus is not entitled to, and did not receive, any compensation for his service on the Board in 2024.
(2)

For each of the non-employee directors, this amount relates to a stock option to purchase 70,000 shares of the Company’s common stock granted to each of the non-employee directors on March 17, 2024 for the 2022 Director Period. The amounts reported represent the aggregate grant date fair value of the option awards granted to the non-employee directors in March 2024, determined in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used to value the option award granted, see Note 7 “Stockholders’ Equity” to the financial statements included in our 2024 Annual Report.

As of December 31, 2024, Dr. Gleckel held options to purchase an aggregate of 350,000 shares of common stock and Mr. Hirsch held options to purchase an aggregate of 250,000 shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding ownership of our common stock as of April 29, 2025 by (a) each person known to the Company to own more than 5% of the outstanding shares of our common stock, (b) each director of the Company, (c) the named executive officers for the last completed fiscal year of December 31, 2024 and (d) all current directors and executive officers as a group as of April 29, 2025. Unless otherwise indicated, the address of each person or entity listed below is the Company’s principal executive office.

Name of Beneficial Owners	Common Stock Beneficially Owned(1)	Percent of Class (%)(2)
Officers and Directors
Ted Karkus(3)	3,215,329	7.6%
Jed Latkin	—	—
Louis Gleckel, MD(4)	436,340	1.0%
Warren Hirsch(5)	232,500	*
All Current Directors and Executive Officers (4 persons)(6)	4,109,169	9.6%

* Less than 1%

(1)	Beneficial ownership has been determined in accordance with Rule 13d-3 (“Rule 13d-3”) under the Exchange Act, and unless otherwise indicated, represents shares for which the beneficial owner has sole voting and investment power.

(2)	The percentage of class is calculated in accordance with Rule 13d-3 based on 41,879,017 shares outstanding on April 29, 2025. Shares of common stock that a person has the right to acquire within 60 calendar days of April 29, 2025 are deemed outstanding for purposes of computing the percentage ownership of the person holding such rights, but are not deemed outstanding for purposes of computing the percentage ownership of any other person, except with respect to the percentage ownership of all executive officers and directors as a group.

(3)	Includes 138,600 shares held by Mr. Karkus’ son who resides with him and for which Mr. Karkus may be deemed the beneficial owner.

(4)	Includes options to purchase 332,5000 shares that are vested or will vest within 60 days of April 29, 2025.

(5)	Includes options to purchase 232,500 shares that are vested or will vest within 60 days of April 29, 2025.

(6)	Includes options to purchase 990,000 shares that are vested or will vest within 60 days of April 29, 2025.

Equity Compensation Plan Information

The table below sets forth information with respect to shares of common stock that may be issued under our equity compensation plans issued as of December 31, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)(2)(3)	3,330,000	$6.74	705,785
Equity compensation plans not approved by security holders(4)	550,000	$6.02	-
Total

(1)	At December 31, 2024, there were 2,286,124 shares of our common stock issuable pursuant to stock options outstanding under the 2022 Plan. At December 31, 2024, there were 1,093,285 shares of common stock that were available for issuance pursuant to the 2022 Plan.

(2)	At December 31, 2024, there were 665,126 shares of our common stock issuable pursuant to stock options outstanding under the 2022 Directors’ Plan. At December 31, 2024, there were 210,000 shares of common stock that were available for issuance pursuant to the 2022 Directors Plan.

(3)	At December 31, 2024, no stock options were outstanding under the 2018 Stock Incentive Plan. At December 31, 2024, there were no shares of common stock that were available for issuance pursuant to the 2018 Stock Incentive Plan.

(4)	Represents the number of shares of our common stock underlying stock option awards granted as inducements material to employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4) and outstanding as of December 31, 2024.

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Since January 1, 2024, there have been no related party transactions except as described below.

Jason Karkus, President of Nebula Genomics, a wholly-owned subsidiary of the Company, since January 2024, and prior to that Executive Vice President and Co-Chief Operations Officer of ProPhase Diagnostics, Inc., a wholly-owned subsidiary of the Company, is the son of Ted Karkus, our Chairman and Chief Executive Officer. For 2024, Mr. Jason Karkus received an annual base salary of $320,000, a bonus of $100,000 for his significant contributions related to the growth of ProPhase Diagnostics, Inc. and Nebula Genomics, Inc., a $7,800 vehicle allowance, and a $16,800 matching contribution in the Company’s 401(k) defined contribution plan. He also received stock options with a value of $1,2200,000 in 2024 that vest in four equal installments starting on the grant date. The compensation paid to Mr. Karkus was approved by the Company’s compensation committee and audit committee.

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

The table set forth below lists the fees billed to the Company by Fruci & Associates II, PLLC, the Company’s current principal accountant for 2024 and Morison Cogen LLP, the Company’s former principal accountant, for 2023 and the first three quarters of 2024, as described below.

Description	2024	2023
Audit fees(1)	$454,000	$271,000
Audit-related fees(2)	26,500	75,400
Tax fees	—	—
All other fees	—	—
Total	$480,500	$346,000

(1)	Audit fees consist of fees related to the audit of our annual financial statements and reviews of our quarterly financial statements.

(2)	Audit-related fees consist of fees related to comfort letter procedures and the provision of an audit opinion given in connection with our transition of auditors. For 2024 $7,500 in fees billed were billed by Morison Cogen LLP. For 2023, the $75,400 in fees billed were billed by Marcum who merged with Friedman LLP in September of 2022.

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

Dated: April 30, 2025

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ted Karkus	Chairman of the Board and Chief Executive Officer	April 30, 2025
Ted Karkus	(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Louis Gleckel	Director	April 30, 2025
Louis Gleckel

/s/ Warren Hirsch	Director	April 30, 2025
Warren Hirsch

