Form 10-Q
period 2025-03-31
ProPhase Labs, Inc.
filed 2025-05-20
CIK 868278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding shares as of May 16, 2025
Common Stock, $0.0005 par value	41,541,205

ProPhase Labs, Inc. and Subsidiaries

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$88	$678
Accounts receivable, net	20,204	20,058
Inventory, net	1,145	1,143
Prepaid expenses and other current assets	3,333	2,615
Current assets in discontinued operations	—	6,143
Total current assets	24,770	30,637

Property, plant and equipment, net	6,567	7,501
Prepaid expenses, net of current portion	135	217
Operating lease right-of-use asset, net	3,994	4,115
Intangible assets, net	9,104	9,750
Goodwill	5,231	5,231
Other assets	310	310
Non-current assets in discontinued operations	—	5,439
TOTAL ASSETS	$50,111	$63,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,326	$13,717
Accrued diagnostic services	43	31
Accrued advertising and other allowances	151	151
Finance lease liabilities	1,956	2,147
Operating lease liabilities	1,399	1,214
Short-term loan payable, net of discount of $418 and $237	2,450	3,207
Deferred revenue	1,600	1,698
Income tax payable	1,464	1,987
Other current liabilities	1,663	2,115
Current liabilities in discontinued operations	—	5,867
Total current liabilities	24,052	32,134
Non-current liabilities:
Unsecured promissory notes, net of discount of $127		9,873
Unsecured long-term debt, net of discount of $368 and $423	1,834	1,779
Due to sellers (see Note 3)	2,000	2,000
Deferred revenue, net of current portion	739	784
Operating lease liabilities, net of current portion	3,695	3,762
Finance lease liabilities, net of current portion	2,673	2,591

Non-current liabilities in discontinued operations	—	2,924
Total non-current liabilities	10,941	23,713
Total liabilities	34,993	55,847

COMMITMENTS AND CONTINGENCIES

Stockholders’ equity
Preferred stock authorized 1,000,000, $0.0005 par value, no shares issued and outstanding	—	—
Common stock authorized 50,000,000, $0.0005 par value, 41,541,205 and 29,874,029 shares outstanding, respectively	29	23
Additional paid-in capital	119,837	129,921
Subscription receivable	(480)	—
Accumulated deficit	(54,427)	(58,393)
Treasury stock, at cost, 8,692,005 and 12,940,967 shares (1), respectively	(49,643)	(64,000)
Accumulated other comprehensive loss	(198)	(198)
Total stockholders’ equity	15,118	7,353
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,111	$63,200
(1) This is net of 6,000,000 collateral shares.
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share amounts)
(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Revenues, net	$1,431	$2,356
Cost of revenues	905	2,416
Gross profit (loss)	526	(60)

Operating expenses:
General and administration	4,092	7,299
Research and development	97	272
Total operating expenses	4,189	7,571
Loss from operations	(3,663)	(7,631)

Debt extinguishment loss	(431)	—
Interest expense	(539)	(441)
Other expense	(45)	(18)
Loss from operations before income taxes	(4,678)	(8,090)
Income tax (expense) benefit	—	2,566
Loss from continuing operations after income taxes	(4,678)	(5,524)
Discontinued operations:
Loss from discontinued operations, net of tax	(102)	(741)
Gain from disposal of discontinued operations	8,746	—
Income (loss) from discontinued operations	8,644	(741)
Net income (loss)	$3,966	$(6,265)

Other comprehensive income:
Unrealized gain on marketable securities	—	160
Total comprehensive loss	$3,966	$(6,105)

Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.13)	$(0.32)
Income (loss) from discontinued operations, basic and diluted	$0.25	$(0.04)
Net earnings (loss) per share, basic and diluted	$0.11	$(0.36)

Weighted average common shares outstanding:
Basic	35,233	17,207
Diluted	35,233	17,207
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)
(unaudited)

	For the Three Months Ended March 31, 2025
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Subscription Receivable	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2025	29,874,029	$23	$129,921	$—	$(58,393)	$(64,000)	$(198)	$7,353
Issuance of common shares and treasury shares for cash, net of offering cost of $75	11,315,000	6	(10,605)	(480)	—	14,357	—	3,278
Issuance of common stock as commitment fee for future financing	352,176	—	—	—	—	—	—	—
Stock-based compensation (including $455 in prepaid expense)	—	—	521	—	—	—	—	521
Net income	—	—	—	—	3,966	—	—	3,966
Balance as of March 31, 2025	41,541,205	$29	$119,837	$(480)	$(54,427)	$(49,643)	$(198)	$15,118

	For the Three Months Ended March 31, 2024
	Common Stock Shares Outstanding	Par Value	Additional Paid in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance as of January 1, 2024	18,045,029	$18	$118,694	$(5,029)	$(64,000)	$(300)	$49,383
Unrealized loss on marketable debt securities	—	—	—	—	—	160	160
Stock-based compensation (including $910 in prepaid expense)	—	—	1,589	—	—	—	1,589
Net loss	—	—	—	(6,265)	—	—	(6,265)
Balance as of March 31, 2024	18,045,029	$18	$120,283	$(11,294)	$(64,000)	$(140)	$44,867

See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	For the three months ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income (loss)	$3,966	$(6,265)
Less: Gain (loss) from discontinued operations, net of tax	8,644	(741)
Net loss from continuing operations	(4,678)	(5,524)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Realized loss on marketable debt securities	—	18
Depreciation and amortization	1,482	1,605
Amortization of debt discount	372	140
Amortization on operating lease right-of-use assets	121	110
Stock-based compensation expense	521	1,589
Inventory reserve	—	(63)
Loss from disposal of fixed assets	45	—
Debt extinguishment loss	431	—
Changes in operating assets and liabilities:
Accounts receivable	(146)	1,139
Inventory	(2)	215
Prepaid expenses and other current assets	(636)	(700)
Deferred tax asset	—	(2,612)
Other assets	—	847
Accounts payable and accrued expenses	(391)	2,542
Accrued diagnostic services	12	(46)
Accrued advertising and other allowances	—	(16)
Deferred revenue	(143)	(752)
Deferred tax liability	—	—
Lease liabilities	9	(459)
Income tax payable	(523)	(273)
Other liabilities	(452)	(639)
Net cash used in operating activities - continuing operations	(3,978)	(2,879)
Net cash provided by (used in) operating activities - discontinued operations	597	(2,261)
Net cash used in operating activities	(3,381)	(5,140)

Cash flows from investing activities
Proceeds from sales of marketable securities	—	3,374
Proceeds from sales of fixed assets	53	—
Capital expenditures	—	(867)
Net cash provided by investing activities - continuing operations	53	2,507
Net cash provided by (used in) investing activities - discontinued operations	800	(72)
Net cash provided by investing activities	853	2,435

Cash flows from financing activities
Proceeds from issuance of note payable, net	204	2,460
Proceeds from issuance of common shares, net	3,278	—
Repayment of note payable	(1,509)	(185)
Net cash provided by financing activities - continuing operations	1,973	2,275
Net cash used in financing activities - discontinued operations	(35)	(4)
Net cash provided by financing activities	1,938	2,271

Decrease in cash and cash equivalents	(590)	(434)
Cash and cash equivalents at the beginning of the period	678	1,609
Cash and cash equivalents at the end of the period	$88	$1,175

Supplemental disclosures:
Cash paid for income taxes	$256	$318
Interest payments	$376	$642

Supplemental disclosure of non-cash investing and financing activities:
Issuance of common stock as commitment fee for future financing	$158	$—
See accompanying notes to these condensed consolidated financial statements

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Business
ProPhase Labs, Inc. (“ProPhase”, “we”, “us”, “our” or the “Company”) is a diversified company that offers a range of services including genomics testing and diagnostic testing. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.
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

The Company's wholly owned subsidiary, ProPhase BioPharma, Inc. (“PBIO”), was formed in June 2022, for the licensing, development and commercialization of novel drugs, dietary supplements and compounds. Licensed compounds currently include Equivir (a OTC, dietary supplement candidate) and Equivir G (prescription drug (“Rx”) candidate), two broad-based anti-virals, and Linebacker LB-1 and LB-2, two small molecule proviral integration site for moloney murine leukemia virus (“PIM”) kinase inhibitors. The Company also owns the exclusive rights to the BE-Smart Esophageal Pre-Cancer Diagnostic Screening test and related intellectual property (“IP”) assets.
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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
On January 16, 2025, we sold our PMI to JL Projects, Inc., (“JL Projects”). As a consequence of the sale of PMI, for the three months ended March 31, 2025 and 2024, we have classified as discontinued operations (i) all income and expenses attributable to PMI, (ii) the gain from the sale of PMI, and (iii) the income tax expense attributed to the sale of PMI.

The Company continues to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles accepted in the United States of America (“GAAP”) for interim financial statements and the rules of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the notes thereto, appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position, consolidated results of operations and other comprehensive loss and consolidated cash flows, for the periods indicated, have been made. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of operating results that may be achieved over the course of the full year.
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
Discontinued Operations
The Company presents discontinued operations when there is a disposal of a component or a group of components that represents a strategic shift that will have a major effect on operations and financial results. The results of discontinued operations are reported in net income (loss) from discontinued operations in the condensed consolidated statements of operations for all periods presented, commencing in the period in which the business is either disposed of or is classified as held for sale, including any gain or loss recognized on closing or adjustment of the carrying amount to fair value less costs to sell. Assets and liabilities related to a business classified as held for sale or meets the criteria for discontinued operations are segregated in the consolidated balance sheets for the current and prior periods presented. Cash flows for continuing and discontinued operations are segregated in the consolidated statements of cash flows for the current and prior periods.

Certain prior period balances related to the Company's reportable segments and discontinued operations have been reclassified to conform to the current presentation in the consolidated financial statements have been prepared by management without audit and should be read in conjunction with our audited consolidated financial statements, including the accompanying notes appearing in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In the

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
opinion of management, all adjustments necessary for a fair presentation of the notes to the condensed consolidated financial statements are presented on a continuing operations basis unless otherwise noted.
Reclassifications

The Company has reclassified certain amounts on the condensed consolidated balance sheets, condensed consolidated statements of operations and comprehensive loss and condensed consolidated statements of cash flows to conform to current period presentation.
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

As of March 31, 2025
	Level 1	Level 2	Level 3	Total
Corporate stock	—	—	—	—
	$—	$—	$—	$—

As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Corporate stock	$—	$—	$—	$—
	$—	$—	$—	$—
There were no transfers of marketable securities between Levels 1, 2 or 3 for the three months ended March 31, 2025 and 2024.

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
Recently Adopted Accounting Standards
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements.
Recently Issued Accounting Standards, Not Yet Adopted
In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses. This update improves the disclosures about a public entity’s expenses, primarily through additional disclosures of specific information about certain costs and expenses in the notes to financial statements. The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on its condensed consolidated financial statements.

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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase Agreement). The Milestone stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven year period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of March 31, 2025, the Commercialization Event had not occurred.

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

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Note 4 - Intangible Assets, Net
Intangible assets as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024	Estimated Useful Life (in years)
Trade names	$5,550	$5,550	15
Proprietary intellectual property	11,064	11,064	5
Customer relationships	1,180	1,180	1
CLIA license	1,307	1,307	3
	19,101	19,101
Less: accumulated amortization	(9,997)	(9,351)
Total intangible assets, net	$9,104	$9,750
Amortization expense for acquired intangible assets was $0.6 million and $0.6 million during the three months ended March 31, 2025 and 2024, respectively. The estimated future amortization expense of acquired intangible assets as of March 31, 2025 is as follows (in thousands):

Remaining periods in the year ended December 31, 2025	$1,937
Year ended December 31, 2026	2,251
Year ended December 31, 2027	1,731
Year ended December 31, 2028	370
Year ended December 31, 2029	370
Thereafter	2,445
$9,104
Note 5 - Outstanding Debt
Secured Promissory Note
On December 19, 2024 (the “Closing Date”), PMI entered into a secured promissory note agreement with an individual investor for cash proceeds of $1.0 million (the “PMI Note”). The PMI Note has an annual interest rate of 15%. The PMI Note is due upon the sale of PMI or 12 months from the Closing Date. On January 16, 2025, the PMI Note was extinguished as a result of the disposal of PMI and PREH. The gain was recognized as part of gain from sale of discontinued operations on the condensed consolidated statement of operations.
Collateralized Loan Agreement
On November 21, 2024 the Company entered into a financing agreement with CJEF Capital Partners PTE Ltd. (“CJEF”), to provide the Company with loan funding to be secured by 6 million common shares (the “Collateralized Loan Agreement”). Funding to be provided in tranches and shall mature 2 years from date of funding. Collateral retained by CJEF will be pledged and utilized to secure each funding and to be retained until all principal and interest have been paid. Interest will accrue on the outstanding principal amount of the Collateralized Loan at 6% per annum (payable semi-annually in advance) and an arranger fee of 5% will be retained by CJEF from Loan proceeds. As of March 31, 2025 the Company has been provided funding of $500,000 against the Collateralized Loan agreement, with the entire balance remaining outstanding.
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

The Company recognized a long-term obligation at March 31, 2025 for $1.8 million, which is net of discount of $368,000.
2024 Third Future Receipts Financing and Amendment

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
On January 21, 2025, the Company entered into another agreement of sale of future receipts (the “Amended RDM Financing Agreement”) with RDM pursuant to which RDM restructured the existing Third Future Receipts Financing Agreement as described the above by amending the outstanding amount to $514,000 for gross proceeds to the Company of $370,000, less origination fees of $18,500 and the outstanding balance under the Third Future Receipts Financing Agreement of $169,000, resulting in net proceeds to the Company of $183,000. The Company also incurred a $20,000 brokerage fee. The Amended RDM Financing Agreement shall be repaid by the Company in 28 weekly installments of $18,368.

During the three months ended March 31, 2025, the Company recognized $74,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2025, the outstanding balance under the Amended RDM Financing Agreement was $290,000, net of debt discount of $59,000.
2024 Second Future Receipts Financing and Amendments

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
On November 5, 2024, the Company entered into another agreement of sale of future receipts (the “Amended Slate Financing Agreement”) with Slate pursuant to which Slate restructured the existing Second Future Receipts Financing Agreement as described the above by increasing the outstanding amount to $2.1 million for gross proceeds to the Company of $1.5 million, less origination fees of $35,000 and the outstanding balance under the Second Future Receipts Financing Agreement of $1.0 million, resulting in net proceeds to the Company of $527,000. The Amended Second Future Receipts Financing Agreement shall be repaid by the Company in 24 weekly installments of $89,000.
On January 16, 2025, the Company entered into another agreement of sale of future receipts (the “Second Amended Slate Financing Agreement”) with Slate pursuant to which Slate restructured the existing Amended Slate Financing Agreement as described the above by amending the outstanding amount to $1.5 million for gross proceeds to the Company of $1.1 million, less origination fees of $34,500 and the outstanding balance under the Amended Slate Financing Agreement of $1.1 million, resulting in net proceeds to the Company of $59,500. The Second Amended Second Future Receipts Financing Agreement shall be repaid by the Company in 25 weekly installments of $59,500.
During the three months ended March 31, 2025, the Company recognized an aggregate of $218,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2025, the outstanding balance under the Second Amended Slate Financing Agreement was $692,000, net of debt discount of $89,000.
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

During the three months ended March 31, 2025, the Company recognized $5,000 interest expense from the amortization of debt discount using the effective interest rate method. As of March 31, 2025, the outstanding balance under the Future Receipts Financing Agreement was $471,000, net of debt discount of $6,000.

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

On August 15, 2024, the Company and JXVII entered into an amended and restated unsecured promissory note for the JXVII Note (the “Amended JXVII Note”), increasing the principal amount by $2.4 million to $10.0 million, increasing the interest rate to 15% per annum, and extending the maturity date from January 27, 2026 to August 15, 2027. The Company received $2.3 million cash and exchanged the outstanding interest of $94,000. The amendment was accounted for as a debt modification, and the remaining unamortized debt discount as of the amendment date from the JXVII Note will be amortized over the remaining term of the Amended JXVII Note.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

On January 16, 2025 (the "Closing Date"), the Company completed the sale of the Pharmaloz Manufacturing Inc. business and Pharmaloz Real Estate Holdings, Inc. to JL Projects (the "Pharmaloz Sale"). In connection with the Pharmaloz Sale transaction, JL projects assumed the Amended JXVII Note outstanding principal and outstanding interest as of the Closing Date for total amount of $10.3 million, which was recognized as part of gain from sale of discontinued operations on the condensed consolidated statement of operations.

Note 6 - Stockholders’ Equity
Our authorized capital stock consists of 50 million shares of common stock, $0.0005 par value, and one million shares of preferred stock, $0.0005 par value.
Preferred Stock
The preferred stock authorized under our certificate of incorporation may be issued from time to time in one or more series. As of March 31, 2025 and December 31, 2024, no shares of preferred stock had been issued.
Common Stock Dividends
No dividends were declared during the three months ended March 31, 2025.
Common Stock
Equity Line of Credit - Keystone Capital Partners, LLC
On January 29, 2025, the Company entered into an Equity Line of Credit ("Keystone ELOC") with a purchaser, Keystone Capital Partners, LLC (“Keystone”) whereby the Company has the right to sell up to an aggregate of $7.7 million of shares of the Company’s common stock.
Upon entering into the Keystone ELOC, the Company agreed to issue to Keystone an aggregate of 352,176 common shares (the “Commitment Shares”) as consideration for Keystone’s commitment to purchase common shares upon the Company’s direction under the Keystone ELOC. The fair value of the Commitment Shares at the issuance date was $158,000, which was recognized as a reduction of equity.

During the three months ended March 31, 2025, the Company received $3.3 million net proceeds on sales of 11.3 million shares of common stock, including 4.2 million shares from the Company’s treasury account to Keystone after deducting commissions and expenses of $75,000, at a weighted-average price of $0.29 per share. As of March 31, 2025, the Company had a stock subscription receivable of $480,000, which was collected subsequently.
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

On June 16, 2023 the stockholders of the Company approved the Amended and Restated 2022 Directors’ Equity Compensation Plan (the “Amended 2022 Directors’ Plan”) at the 2023 Annual Meeting of Stockholders of the Company. The Amended 2022 Directors’ Plan provides for an increase in the number of shares reserved for issuance under such plan by 150,000 shares.
During the three months ended March 31, 2025 and 2024, there were 200,000 and 210,000 stock options issued under the 2022 Directors Plan, respectively.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
As of March 31, 2025, there were 100,000 shares of common stock available to be issued under the 2022 Directors’ Plan.
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
During the three months ended March 31, 2025 and 2024, there were 423,285 and 1,080,000 stock options issued under the 2022 Plan, respectively.
As of March 31, 2025, there were 16,250 shares of common stock available to be issued under the 2022 Plan.
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
All stock options were exercised under the 2018 Stock Plan during 2023. No share based compensation expense will be recognized in forward periods related to the 2018 Stock Plan.
Inducement Option Awards
On February 17, 2025 the Company issued a non-qualified stock option to Stuart Hollenshead, the Company's Chief Operational Officer (the “COO”), as an inducement to his employment with the Company, effective February 17, 2025 (the “2025 COO Award”). The 2025 COO Award entitles the COO to purchase up to 500,000 shares of the Company’s common stock at an exercise price of $0.60 per share. The 2025 COO Award vested 25% on the date of grant

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
and the remaining portion will vest 25% per year for the next three years on each of the first three anniversaries of the commencement date of Mr. Hollenshead’s employment, subject to his continued service on each vesting date. The 2025 COO Award expires on the seventh anniversary of the grant date. The 2025 COO Award provides for certain proportionate adjustments to be made in the event of any change in the outstanding shares of common stock of the Company as a result of, among other things, any distribution or special dividend to stockholders of shares, cash or other property (other than regular cash dividends) in order to maintain parity. The grant date fair value of the 2025 COO Award was approximately $100,000.
All inducement awards have been granted outside of the Company’s equity compensation plans.

Summary of all option grants
The following table summarizes stock option activity during the three months ended March 31, 2025, (in thousands, except per share data).

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2025	3,881	$6.64	4.9	$—
Granted	1,123	0.60	7.0	—
Forfeited	(284)	6.07	—	—
Outstanding as of March 31, 2025	4,720	$5.24	5.1	—
Options vested and exercisable	2,491	$6.03	4.3	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying options and the closing stock price of $0.40 for the Company’s common stock on March 31, 2025.
During the three months ended March 31, 2025, the Company granted options to purchase 1,123,000 shares of the Company’s common stock to various employees and directors. The options grant date fair value was valued at $227,000 during the three months ended March 31, 2025, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of stock options for employees are expensed over the vesting term in accordance with the terms of the related stock option agreements.
The following table summarizes weighted average assumptions used in determining the fair value of the stock options at the date of grant during the three months ended March 31, 2025 and 2024:

	For the three months ended
	March 31, 2025	March 31, 2024
Exercise price	$0.60	$6.00
Expected term (years)	4.6	4.5
Expected stock price volatility	92.1%	79.6%
Risk-free rate of interest	4.3%	4.2%
Expected dividend yield (per share)	0%	0%
The expected stock price volatility is based on the Company’s historical common stock trading prices and the expected term is based on the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)

Stock Warrants
The following table summarizes warrant activity during the three months ended March 31, 2025 (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)
Outstanding as of January 1, 2025	616	$5.93	3.8
Granted	120	0.60
Outstanding as of March 31, 2025	736	$5.06	3.5
Warrants vested and exercisable	736	$5.06	3.5
During the three months ended March 31, 2025, the Company granted warrants to purchase 120,000 shares of the Company’s common stock to various consultants. The warrants grant date fair value was valued at 120,000 during the three months ended March 31, 2025, using the Black-Scholes option pricing model to calculate the grant-date fair value of the options. The fair value of warrants for consultant are fully expensed on the issuance date based on the vesting term.
The following table summarizes weighted average assumptions used in determining the fair value of the warrants at the date of grant during the three months ended March 31, 2025:

Exercise price	$0.60
Expected term (years)	3.0
Expected stock price volatility	87.7%
Risk-free rate of interest	4.3%
Expected dividend yield (per share)	0%
The Company recognized $0.5 million and $1.6 million of share-based compensation expense during the three months ended March 31, 2025 and 2024, respectively. The Company will recognize an aggregate of approximately $4.1 million of remaining share-based compensation expense related to outstanding stock options over a weighted average period of 3.0 years.
Note 7 – Income Taxes
We recognize tax assets and liabilities for future tax consequences related to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for net operating loss carryforwards. Management evaluated the deferred tax assets for recoverability using a consistent approach that considers the relative impact of negative and positive evidence, including historical profitability and projections of future reversals of temporary differences and future taxable income. We are required to establish a valuation allowance for deferred tax assets if management determines, based on available evidence at the time the determination is made, that it is not more likely than not that some portion or all of the deferred tax assets will be realized. As of March 31, 2025 the Company has net deferred tax liabilities for federal and combined states jurisdictions compared to net deferred tax assets with a full valuation allowance as of December 31, 2024. The decrease in deferred tax assets with a corresponding decrease in valuation allowance against those assets as of March 31, 2025 is primarily due to utilization of net operating losses. The Company has net deferred tax assets in other states jurisdictions where we maintain a full valuation allowance. Judgment is required to estimate forecasted future taxable income, which may be impacted by future business developments, actual results, tax

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
initiatives, legislative, and other economic factors. The Company will continue to monitor income levels and potential changes to its operating and tax model, and other legislative or global developments in its determination.
Note 8 – Commitments and Contingencies
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

In connection with the Linebacker License Agreement, the Company has incurred zero and approximately $100,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, respectively. No clinical studies have begun under this agreement.
Equivir
In March 2023, we commenced patient enrollment in a randomized, placebo-controlled clinical trial of Equivir to evaluate its effect on upper respiratory tract infections. Vedic Lifesciences, a leading clinical research organization, is contracted to conduct the combination prophylactic and therapeutic study, which will be conducted at 8 sites. We currently anticipate trial completion in the third quarter of 2024 and anticipate launching Equivir (dietary supplement) in the United States toward the end of 2025.
In connection with the license agreement relating to Equivir, for the three months ended March 31, 2025 and 2024, the Company has incurred zero and approximately $100,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively.
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
In connection with the license agreement relating to BE-Smart License Agreement, for the three months ended March 31, 2025 and 2024, the Company has incurred zero and approximately $200,000 in general and administrative expenses that are included in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), respectively. No clinical studies have begun under this agreement.
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
At March 31, 2025 and December 31, 2024, the Company had operating lease liabilities for the New York and New Jersey leases of approximately $5.1 million and $5.0 million, respectively, and right of use assets of approximately $4.0 million and $4.1 million, respectively, which were included in the condensed consolidated balance sheets.
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
At March 31, 2025 and December 31, 2024, the Company had finance lease liabilities of approximately $4.6 million and $4.7 million, respectively, and finance lease assets within property and equipment, net of approximately $3.9 million and $4.2 million, respectively, which were included in the condensed consolidated balance sheets.
The following summarizes quantitative information about our operating leases (amounts in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Operating leases:
Operating lease cost	$239	$239
Total operating lease cost	$239	$239
Finance leases:
Interest lease cost	$83	$110
Depreciation expense	392	180
Total finance lease expense	$475	$290

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
Other information related to the Company’s leases is shown below (dollar amounts in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Operating cash flows used in operating leases	$(1)	$(238)

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term – operating leases (in years)	6.2	6.5
Weighted-average remaining lease term – finance leases (in years)	2.5	2.2
Weighted-average discount rate – operating leases	10.00%	10.00%
Weighted-average discount rate – finance leases	7.56%	9.13%
Finance lease asset (1)	$3,850	$4,242
Finance lease asset in discontinued operations (2)	$—	$2,389
(1) As of March 31, 2025 and December 31, 2024, the Company had recorded accumulated depreciation of approximately $2.7 million and $2.3 million for the finance lease asset, respectively. Finance lease assets are recorded within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets.
(2) As of December 31, 2024, the Company had recorded accumulated depreciation of approximately $1.4 million for the finance lease asset in discontinued operations. Finance lease assets in discontinued operations are recorded within other assets in discontinued operations on the Company’s Condensed Consolidated Balance Sheets.
Maturities of the Company’s operating leases, excluding short-term leases, are as follows (in thousands):

	Operating Lease	Finance Lease	Total
Nine Ended December 31, 2025	1,212	2,165	3,377
Year Ended December 31, 2026	941	1,840	2,781
Year Ended December 31, 2027	955	1,188	2,143
Year Ended December 31, 2028	982	121	1,103
Year Ended December 31, 2029	1,009	—	1,009
Thereafter	1,663	—	1,663
Total lease payments	6,762	5,314	12,076
Less present value discount	(1,668)	(685)	(2,353)
Total	$5,094	$4,629	$9,723
Note 10 - Segment Information
The Company has identified two operating segments, diagnostic services and consumer products, based on the manner in which the Company’s CEO, as Chief Operating Decision Maker, assesses performance and allocates resources across the organization. The operating segments are organized in a manner that depicts the difference in revenue generating synergies that include the separate processes, profit generation and growth of each segment. The diagnostic services segment provides diagnostic information services to a broad range of customers in the United States, including health plans, third party payers and government organizations. The consumer products segment is engaged in the research, development, manufacture, distribution, marketing and sale of OTC consumer healthcare products and dietary supplements in the United States and also provides personal genomics products and services. The unallocated corporate expenses mainly included professional fees associated with the public company.

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The following table is a summary of segment information for three months ended March 31, 2025 and 2024 (amounts in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Net revenues
Diagnostic services	$—	$—
Consumer products	1,431	2,356
Consolidated net revenue	1,431	2,356
Cost of revenue
Diagnostic services	232	720
Consumer products	673	1,696
Consolidated cost of revenue	905	2,416
Depreciation and amortization expense
Diagnostic services	334	801
Consumer products	807	804
Total Depreciation and amortization expense	1,141	1,605
Operating and other expenses
Diagnostic services	168	1,824
Consumer products	1,061	1,115
Unallocated corporate	2,834	3,486
Total operating and other expenses	4,063	6,425
Income (loss) from operations, before income taxes
Diagnostic services	(734)	(3,345)
Consumer products	(1,110)	(1,259)
Unallocated corporate	(2,834)	(3,486)
Total loss from operations, before income taxes	(4,678)	(8,090)
Income tax (expense) benefit	—	2,566
Total loss from operations, after income taxes	(4,678)	(5,524)
Net loss from continuing operations	$(4,678)	$(5,524)
The following table is a summary of segment information as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
ASSETS
Diagnostic services	$25,516	$26,069
Consumer products	18,712	19,745
Unallocated corporate	5,883	5,804
Assets in discontinued operations	—	11,582
Total assets	$50,111	$63,200
Note 11 - Net Earnings (Loss) Per Share
Basic earnings (loss) per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise result in the issuance of common stock that shared in the earnings of the entity. Diluted earnings (loss) per share also utilizes the treasury stock method which prescribes a theoretical buy back of shares from the theoretical proceeds of all options outstanding during the period, and the if-converted method for convertible debt.
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net loss per share (in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
Loss from continuing operations after income taxes	$(4,678)	$(5,524)
Income (loss) from discontinued operations, net of tax	8,644	(741)
Net income (loss)	$3,966	$(6,265)
Weighted average common shares outstanding:
Basic	35,233	17,207
Diluted	35,233	17,207
Net earnings (loss) per share:
Loss from continuing operations, basic and diluted	$(0.13)	$(0.32)
Income (loss) from discontinued operations, basic and diluted	$0.25	$(0.04)
Net earnings (loss) per share, basic and diluted	$0.11	$(0.36)
The following table represents the number of securities excluded from the income per share computation as a result of their anti-dilutive effect (in thousands):

	For the three months ended
Anti-dilutive securities	March 31, 2025	March 31, 2024
Common stock purchase warrants	736	376
Stock options	4,720	4,452
Anti-dilutive securities	5,456	4,828
All common stock options and common stock purchase warrants outstanding as of March 31, 2025 were out of the money and were not included in net earnings per share calculation.
Note 12 - Related Parties
The Company's President of Nebula Genomics, Inc., is a related party to the Company's Chairman and Chief Executive Officer. For the three months ended March 31, 2025 and 2024, there were no payments made to the Executive Vice President outside compensation and benefits for the position held at the Company.
On February 18, 2025 announced that Stuart Hollenshead has been appointed to serve as Chief Operating Officer of the Company, effective on February 17, 2025. Currently, Mr. Hollenshead serves as CEO of 10PM Curfew. The Company received consulting services from 10PM Curfew on an ongoing basis. For the three months ended March 31, 2025 and 2024, consulting services from 10pm Curfew totaled approximately $167,000 and zero, respectively. Amounts payable 10PM Curfew as of March 31, 2025 was zero. The Company continues to utilize 10PM Curfew for consulting services.

Note 13 - Discontinued Operations

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
As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI's manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI. As a result, the Company recognized a gain on sale of PMI and PREH of approximately $8.7 million for the three months ended March 31, 2025.
The Company has reported the results of the discontinued operations as a separate component of income below the income (loss) from continuing operations in each period presented.
The following table presents a reconciliation of discontinued operations for the three months ended March 31, 2025 and 2024, respectively (amount in thousands):

	For the Three Months Ended
	March 31, 2025	March 31, 2024
Revenues, net	$—	$1,278
Cost of revenues	—	1,651
Gross loss	—	(373)
Operating expenses:
General and administration	102	294
Research and development	—	—
Total operating expenses	102	294
Loss from operations	(102)	(667)
Interest expense	—	(74)
Loss from discontinued operations, net of tax	$(102)	$(741)

ProPhase Labs, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(unaudited)
The assets and liabilities classified in discontinued operations as of March 31, 2025 and December 31, 2024 are as follows (amount in thousands):

	March 31, 2025	December 31, 2024
Restricted cash	$—	$627
Accounts receivable, net	—	605
Inventory, net	—	1,487
Prepaid expenses and other current assets	—	3,424
Total current assets in discontinued operations	—	6,143
Property, plant and equipment, net	—	4,895
Other assets	—	544
Total non-current assets in discontinued operations	—	5,439
Total assets in discontinued operations	—	11,582

Accounts payable	$—	$2,432
Secured promissory note payable	—	1,000
Finance lease liability	—	2,356
Other current liabilities	—	79
Total current liabilities in discontinued operations	—	5,867
Secured long-term debt, net of discount of $318	—	2,924
Total non-current liabilities in discontinued operations	—	2,924
Total liabilities in discontinued operations	$—	$8,791
Note 14 - Subsequent Events
The Company has evaluated subsequent events through date of filling, which is the date the condensed consolidated financial statements were available to be issued. There were no additional subsequent events that required adjustment to or disclosure in the condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and the audited financial statements and notes thereto as of and for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on April 1, 2025 (the “2024 Annual Report”). As used in this Quarterly Report, unless the context suggests otherwise, “we,” “us,” “our,” or “ProPhase” refer to ProPhase Labs, Inc. and its subsidiaries, unless the context otherwise requires.
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

These factors should not be construed as exhaustive and you should also carefully consider the "Summary of Risk Factors" in our 2024 Annual Report and other Risk Factors and statements we make in other sections of this Quarterly Report, such as Part II. Item 1A. “Risk Factors” of this Quarterly Report, and in our 2024 Annual Report, such as Part I. Item 1A. “Risk Factors” and Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2024 Annual Report, all of which are incorporated herein by reference, as well as in other documents we file from time to time with the SEC that address additional risks that could cause our actual results to differ from those set forth in any forward-looking statements. Our forward-looking statements speak only as the date of this Quarterly Report. We undertake no obligation to publicly update or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements.
General
We are a diversified company that offers a range of services including genomics testing and diagnostic testing. We are also focused on licensing, developing and commercializing novel drugs, dietary supplements, compounds and diagnostics.
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
On January 16, 2025, ProPhase Labs, Inc. (the “Company”) entered into a Stock Purchase Agreement (the “Agreement”) with JL Projects, Inc., a Delaware corporation (“JL Projects”), pursuant to which JL Projects purchased from the Company all of the right, title, and interest in and to all of the issued and outstanding shares of capital stock of Pharmaloz Manufacturing, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“PMI”), and

Pharmaloz Real Estate Holdings, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“PREH”). The transaction closed concurrently with the execution of the Agreement on January 16, 2025. PMI is in the business of developing, manufacturing, packaging, and warehousing of non-prescription drug and dietary supplement products, including organic and natural cough drops and lozenges, at a facility located at 500 North 15th Avenue, Lebanon, Pennsylvania 17046 (the “Facility”). PREH owned the Facility prior to the consummation of the sale contemplated by the Agreement.

As part of the transaction, JL Projects provided approximately $2 million in cash payments to the Company and extinguished approximately $10 million of the Company’s debt. Additionally, JL Projects assumed (i) the existing $3.3 million mortgage on PMI's manufacturing facility, (ii) nearly $2 million in capital leases, and (iii) approximately $3 million in current and accrued payables, and paid down $200,000 on an existing loan from affiliates of JL Projects. The transaction also resulted in the cancellation of approximately $300,000 in accrued interest related to the retired debt. Furthermore, the Company avoided approximately $3 million of upcoming capital expenditures that JL Projects will now be responsible for. The transaction also transferred over $600,000 in employee annual overhead from the Company to PMI. The Agreement included customary representations, warranties, and covenants by the Company and JL Projects. The foregoing summary description does not purport to be complete and is qualified in its entirety by reference to a copy of the Agreement filed as Exhibit 10.1 to this report on Form 10-Q and incorporated by reference herein.
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
Our diagnostic service business continued to be impacted by the level of demand for COVID-19 and other diagnostic testing and our ability to collect payment or reimbursement for our testing services for the years ended December 31, 2023 and 2022. Due to the significant decrease in demand and reimbursement rate for our diagnostic testing service, we have not provided any diagnostics services since 2024.
Our personal genomics business is and will continue to be impacted by demand for our genetic sequencing products and services, our marketing and service capabilities, and our ability to comply with applicable regulatory requirements.
Our consumer sales are and will continue to be impacted by (i) the timing of acceptance of our TK Supplements® consumer products in the marketplace, and (ii) fluctuations in the timing of purchase and the ultimate level of demand for the OTC healthcare and cold remedy products, which is largely a function of the timing, length and severity of each cold season. Generally, a cold season is defined as the period from September to March when the incidence of the common cold rises as a result of the change in weather and other factors. We generally experience in the first, third and fourth quarter higher levels of net revenues from our contract manufacturing business. Revenues are generally at their lowest levels in the second quarter when customer demand generally declines.
In addition, we continue to actively pursue acquisition opportunities for other companies, technologies and products within and outside the consumer products industry.
During the first quarter of 2025, the Company entered into a Common Stock Purchase Agreement with Keystone Capital Partners, LLC, and appointed Stuart Hollenshead as Chief Operating Officer, effective February 17, 2025. In connection with his appointment, Mr. Hollenshead received an employment offer letter and an inducement stock option award. These agreements were previously filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Results of Continuing Operations
Three Months Ended March 31, 2025 as Compared to the Three Months Ended March 31, 2024
For the three months ended March 31, 2025, net revenue was $1.4 million as compared to $2.4 million for the three months ended March 31, 2024. The decrease in net revenue was the result of a $1.0 million decrease in consumer products. The Company did not generate any revenues from diagnostic services for the three months ended March 31, 2025 and 2024, respectively.
Cost of revenues for the three months ended March 31, 2025 were $0.9 million, comprised of $0.2 million for diagnostic services and $0.7 million for consumer products. Cost of revenues for the three months ended March 31, 2024 were $2.4 million, comprised of $0.7 million for diagnostic services and $1.7 million for consumer products.
We realized a gross margin profit of $0.5 million for the three months ended March 31, 2025 as compared to a gross margin loss of $0.1 million for the three months ended March 31, 2024. The increase of $0.6 million was comprised of a decrease of $0.5 million in diagnostic services gross margin loss, and an increase of $0.1 million in consumer products. For the three months ended March 31, 2025 and 2024, we realized an overall gross margin of 36.8% and (2.5)%, respectively. Gross margin for diagnostic services was zero or not applicable due to no revenue in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products was 53.0% and 28.0% in the 2025 and 2024 comparable periods, respectively. Gross margin for consumer products have historically been influenced by fluctuations in quarter-to-quarter production volume, fixed production costs and related overhead absorption, raw ingredient costs, inventory mark to market write-downs and timing of shipments to customers.
General and administration expenses for the three months ended March 31, 2025 were $4.1 million as compared to $7.3 million for the three months ended March 31, 2024. The decrease in general and administration expenses of $3.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was principally related to a decrease in personnel expenses, overhead costs and professional fees.
Research and development costs for the three months ended March 31, 2025 were $97,000 as compared to $272,000 for the three months ended March 31, 2024. The decrease in research and development costs of $175,000 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was principally due to decreased activities related to product research and field testing as a result of refined focus and efforts.
Interest expense for the three months ended March 31, 2025 was $539,000 as compared to $441,000 for the three months ended March 31, 2024. The increase in interest expense of $98,000 for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was principally due to the higher balance of our outstanding debt that bears interest and leased manufacturing equipment.
As a result of the effects described above, net loss from the continuing operations for the three months ended March 31, 2025 was $4.7 million, or $(0.13) per share, as compared $5.5 million, or $(0.32) per share, for the three months ended March 31, 2024. Diluted loss per share related to the continuing operations for the three months ended March 31, 2025 and 2024 were $(0.13) per share and $(0.32) per share, respectively.
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
The following table sets forth the reconciliations of EBITDA and Adjusted EBITDA excluding other costs to the most comparable GAAP financial measures (in thousands):

	For the three months ended
	March 31, 2025	March 31, 2024
GAAP loss from continuing operations (1)	$(4,678)	$(5,524)
Interest, net	539	441
Income tax benefit	—	(2,566)
Depreciation and amortization	1,482	1,605
EBITDA	(2,657)	(6,044)
Share-based compensation expense	521	1,589
Non-cash rent expense (2)	522	169
Adjusted EBITDA from continuing operations	$(1,614)	$(4,286)
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
Liquidity and Capital Resources
Our aggregate cash and cash equivalents as of March 31, 2025 were $88,000 as compared to $678,000 at December 31, 2024. Our working capital was $0.7 million and a deficit of $1.5 million as of March 31, 2025 and December 31, 2024, respectively. The decrease of $0.6 million in our cash and cash equivalents for the three months ended March 31, 2025 was principally due to $4.0 million cash used in operating activities and repayment of notes payable for $1.5 million, offset by proceeds from issuance of common stock and notes payable of $3.5 million. We also received $800,000 from sale of PMI.
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

In addition to the consideration paid at closing, the Company will issue shares of common stock valued at $2.0 million (the “Milestone Stock”) to the Stella Sellers upon a Commercialization Event (as defined in the Stella Purchase

Agreement). The Milestone Stock was recorded at closing as a non-current liability at its fair value of $2.0 million. Also, the Company is required to pay to the Stella Sellers for each of the seven calendar years during the seven years period commencing on the first day of the calendar year following the date of the Commercialization Event, a non-refundable, non-creditable royalty of 5% of the Adjusted Gross Margin for such Annual Period. As of March 31, 2025, the Commercialization Event had not occurred.

JXVII Trust Promissory Note

On January 26, 2023, we issued an unsecured promissory note and guaranty for an aggregate principal amount of $7.6 million (the “JXVII Note”) to JXVII Trust (“JXVII”). The JXVII Note is due and payable on January 27, 2026, the third anniversary of the date on which the JXVII Note was funded (the “Note Closing Date”), and accrues interest at a rate of 10% per year from the Note Closing Date, payable on a quarterly basis, until the JXVII Note is repaid in full. We have the right to prepay the JXVII Note at any time after the Note Closing Date and prior to the maturity date without premium or penalty upon providing seven days’ written notice to JXVII. Repayment of the JXVII Note has been guaranteed by the Company’s wholly-owned subsidiary, PMI. The Note was repaid as part of the sale of PMI.
On August 15, 2024, the Company and JXVII entered into an amended and restated unsecured promissory note for the JXVII Note (the “Amended JXVII Note”), increasing the principal amount by $2.4 million to $10.0 million, increasing the interest rate from 10% to 15% per annum, and extending the maturity date from January 27, 2026 to August 15, 2027. The Company received $2.3 million cash and exchanged the outstanding interest of $94,000. The amendment was accounted for as a debt modification, and the remaining unamortized debt discount as of the amendment date from the JXVII Note will be amortized over the remaining term of the Amended JXVII Note. The Note was subsequently satisfied with the Sale of PMI in January 2025.
The JXVII Note contains customary events of default. If a default occurs and is not cured within the applicable cure period or is not waived, any outstanding obligations under the JXVII Note may be accelerated. The JXVII Note also contains certain restrictive covenants which, among other things, restrict our ability to create, incur, assume or permit to exist, directly or indirectly, any lien (other than certain permitted liens described in the JXVII Note) securing any indebtedness of the Company, and prohibits us from distributing or reinvesting the proceeds from any divestment of assets (other than in the ordinary course) without the prior approval of JXVII. (See Footnote 11 to the Consolidated Financial Statements of the 2024 Annual Report).
Term Note Agreement

On October 22, 2024, we entered into a term note agreement with an individual investor for cash proceeds of $500,000 (the “Term Note”). The Term Note has an implicit interest rate of 15%. The Term Note has a term of 12 months and requires us to make interest only monthly payments in the amount of $6,250 with a $506,250 balloon payment at end of term.
HRSA Funding
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act was enacted, providing for reimbursement to healthcare providers for COVID-19 tests provided to uninsured individuals, subject to continued available funding. There were no diagnostic services revenue for the three months ended March 31, 2025 and 2024, respectively, that was generated from this program for the uninsured. On March 22, 2022, the Health Resources & Services Administration's uninsured program stopped accepting claims for COVID-19 testing and treatment due to lack of sufficient funds. Despite requests from the Acting Director of the Office of Management and Budget and the White House Coordinator for COVID-19 Response for additional emergency funding for the uninsured program, additional emergency funding were not allocated to the Health Resources & Services Administration's uninsured program.
On January 30, 2023, the Administration announced that effective May 11, 2023, the federal Public Health Emergency would expire related to the COVID-19 pandemic. This expiration changes regulatory guidelines around COVID-19 testing including billing codes and reimbursement rates of in and out of network laboratories. As a result of the Public Health Emergency ending and the significant decrease in demand of COVID-19 testing, we have not performed any diagnostic testing services during the three months ended March 31, 2025.

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
Impact of Inflation
We are subject to normal inflationary trends and anticipate that any increased costs for our retail operations would be passed on to our customers; however, any increased costs related to diagnostic services would be absorbed by the Company. Inflation could have a material effect on our business in the future.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
For a discussion of our critical accounting estimates, see the Management’s Discussion and Analysis of the Results of Operations in the Company’s Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission (“SEC”) on April 1, 2025 (the “2024 Form 10-K”). There were no material changes in our critical accounting estimates or accounting policies from December 31, 2024.
Recent Accounting Pronouncements

See Note 2, “Significant Accounting Policies”, to our unaudited condensed consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.
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
There have been no material changes to our market risk exposures since December 31, 2024.
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
We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of March 31, 2025. This evaluation was carried out under the supervision and with the participation of our principal executive officer and principal financial and accounting officer. Based on that review, our management, including our principal executive officer and principal financial and accounting officer, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.

Remediation Plan

We are in the process of continuing to evaluate the material weaknesses and developing a detailed plan for remediation of the material weakness. We will not consider the material weakness remediated until the remedial controls operate for a sufficient period of time and we have concluded, through testing, that these controls are effectively designed and operating effectively. We will continue to assess the effectiveness of our remediation efforts in connection with our future assessments of the effectiveness of internal control over financial reporting and disclosure controls and procedures throughout 2025. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to address potential control deficiencies or modify the remediation plan described above. We will continue to review and make necessary changes to the overall design of our internal control.
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
9Item 1A. Risk Factors.
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 1, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 1, 2025, except as otherwise disclosed below. However, we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business to pay our debt.

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. As of March 31, 2025, we had approximately $4.3 million of outstanding indebtedness, net of discounts and approximately $88 thousand in cash and cash equivalents. Our business may not generate cash flow from operations in the future sufficient to service our debt obligations and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

On May 12, 2025, the Company applied to the Nasdaq Listing Qualifications Department for the 180 day extension of time to regain compliance. The Company believes that this period will give the Company sufficient time to regain compliance with the minimum bid price requirement based on the Company's belief that anticipated liquidity events in the second half of the year that may exceed current market capitalization and believe stock price will return to compliance. While the Company reasonably anticipates receiving Nasdaq approval of the extension request, there is no guarantee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None
Item 3. Defaults Upon Senior Securities.
None
Item 4. Mine Safety Disclosures.
Not applicable
Item 5. Other Information.
None

Item 6. Exhibits
The following exhibits are filed as part of this Quarterly Report on Form 10-Q. Exhibits identified below as previously filed are incorporated herein by reference.

Exhibit No.	Description
10.1	Intentionally omitted — Common Stock Purchase Agreement dated January 29, 2025, previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.2	Intentionally omitted — Employment Offer Letter with Stuart Hollenshead dated February 14, 2025, previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10.3	Intentionally omitted — Inducement Option Award Agreement with Stuart Hollenshead effective February 17, 2025, previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

31.1	Certification by the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification by the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101. INS#	Inline XBRL Instance Document

101.SCH#	Inline XBRL Taxonomy Extension Schema Document

101.CAL#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF#	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ProPhase Labs, Inc.

	By:	/s/ Ted Karkus
Ted Karkus
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: May 20, 2025